Form 10-Q
period 1993-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1994-02-14
CIK 78749

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1993.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission file number 05734

                           Pioneer-Standard Electronics, Inc.
                   -----------------------------------------------------
                   (Exact name of registrant as specified in its charter)

              Ohio                                  34-0907152
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 4800 East 131st Street, Cleveland, OH             44105
- ----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (216) 587-3600
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Indicate the number of  shares outstanding of each of the issuer's  classes of
Common Shares, as  of the latest practical date:   Common Shares, without par
value, as of February 4, 1994: 9,814,824.

PART I - FINANCIAL INFORMATION

                       PIONEER-STANDARD ELECTRONICS, INC.
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                  December 31, 1993                     March 31, 1993
ASSETS                                                               (Unaudited)
Current assets
   Cash                                                                    $  1,863                          $  1,864
   Accounts receivable - net                                                 76,240                            62,347
   Merchandise inventory                                                     84,437                            67,101
   Prepaid expenses                                                           1,048                               773
   Deferred income taxes                                                      4,234                             3,471
                                                                           --------                          --------
      Total current assets                                                  167,822                           135,556

Investment in 50% - owned company                                            13,813                            11,462
Other assets                                                                  1,711                             1,683

Property and equipment, at cost                                              42,927                            40,794
Accumulated depreciation                                                    (19,158)                          (17,635)
                                                                           --------                          --------
   Net                                                                       23,769                            23,159
                                                                           --------                          --------
                                                                           $207,115                          $171,860
                                                                           ========                          ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                                                 $   5,000                          $  2,500
   Accounts payable                                                          54,623                            46,019
   Accrued liabilities                                                       16,676                            15,994
   Long-term debt due within
     one year                                                                   195                               262
                                                                           --------                          --------
      Total current liabilities                                              76,494                            64,775

Long-term debt                                                               31,135                            21,328
Deferred income taxes                                                         1,977                             1,640

Shareholders' equity
   Common stock, at stated value                                              6,543                             6,529
   Capital in excess of stated value                                         15,827                            15,665
   Retained earnings                                                         75,139                            61,923
                                                                           --------                          --------
      Total shareholders' equity                                             97,509                            84,117
                                                                           --------                          --------
                                                                           $207,115                          $171,860
                                                                           ========                          ========

                       PIONEER-STANDARD ELECTRONICS, INC.

                              STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                  Quarter ended                             Nine months ended
                                                   December 31,                                December 31,


                                               1993             1992                      1993             1992
                                               ----             ----                      ----             ----
Net sales                                  $149,814         $109,706                  $421,601         $311,933

Costs and expenses:
   Cost of goods sold                       120,807           86,141                   337,159          244,250
   Warehouse, selling and
      administrative expense                 20,627           18,502                    62,067           52,560
                                            -------          -------                  --------          -------
Operating profit                              8,380            5,063                    22,375           15,123

Interest expense                                662              628                     2,013            2,947
Equity in earnings of
   50%-owned company                            404              658                     2,350            2,016
                                            -------          -------                  --------          -------

Income before income taxes                    8,122            5,093                    22,712           14,192

Provision for income taxes                    3,235            1,794                     8,566            4,930
                                            -------          -------                  --------          -------

Net income                                  $ 4,887          $ 3,299                  $ 14,146          $ 9,262
                                            =======          =======                  ========          =======





Average shares outstanding
   Primary                               10,100,355        9,944,115                10,056,548        8,928,148
   Fully diluted                                ---              ---                       ---        9,970,363

Shares outstanding at end of period       9,814,449        9,773,317                 9,814,449        9,773,317

Earnings per share
   Primary                                     $.48             $.33                     $1.41            $1.04
   Fully diluted                                ---              ---                       ---             $.97

Dividends per share                           $.035            $.027                     $.095             $.08

                       PIONEER-STANDARD ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                          Nine months ended
                                                                                             December 31,
                                                                                1993                               1992
                                                                                ----                               ----
Cash flows from operating activities:
   Net income                                                               $ 14,146                            $ 9,262
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           4,164                              3,392
       Undistributed earnings of affiliate                                    (2,350)                            (2,016)
       Decrease (increase) in operating working capital                      (22,218)                             1,219
       Decrease (increase) in other assets                                       (67)                               256
       Deferred taxes                                                           (426)                               ---
                                                                            --------                            -------
         Total adjustments                                                   (20,897)                             2,851
                                                                            --------                            -------

         Net cash (used in) provided by
           operating activities                                               (6,751)                            12,113

Cash flows from investing activities:
   Additions to property and equipment                                        (4,736)                            (2,508)
                                                                             -------                             ------
         Net cash used in investing activities                                (4,736)                            (2,508)

Cash flows from financing activities:
   Increase in short-term financing                                            2,500                                500
   Increase in revolving credit borrowings                                    25,000                              8,000
   Decrease of revolving credit borrowings                                   (15,000)                           (17,000)
   Decrease in other long-term
     debt obligations                                                           (260)                            (1,490)
   Debenture retirement                                                          ---                               (916)
   Issuance of common shares under company
     stock option plan                                                           176                                242
   Dividends paid                                                               (930)                              (697)
                                                                            --------                             ------
        Net provided by (used in)
        financing activities                                                  11,486                            (11,361)
                                                                            --------                            -------

Net decrease in cash                                                              (1)                            (1,756)

Cash at beginning of period                                                    1,864                              1,887
                                                                            --------                             ------

Cash at end of period                                                       $  1,863                             $  131
                                                                            ========                             ======

NOTES - Pioneer-Standard Electronics, Inc.

1.  PER SHARE DATA

Net income per common share is computed using the weighted average common shares outstanding during the quarters and nine-month periods ended December 31, 1993 and 1992. Fully diluted net income per common share was computed on the same basis as above with the assumption that all of the 9% Subordinated Convertible Debentures were converted into common shares and that the related interest expense, net of income taxes, was added to net income. See Note 2.

2.  CONVERSION OF 9% SUBORDINATED CONVERTIBLE DEBENTURES

During the second quarter of 1992, the Company's 9% Subordinated Convertible Debentures due in 1998 were retired. As a result of a combination of a call to satisfy the sinking fund installment balance due August 1, 1992, voluntary conversions of Debentures during the quarter and redemption of the Debentures effective September 23, 1992, the Debentures were retired for issuance of 1,538,451 Common Shares, plus cash of $916,000.


3.  STOCK SPLIT

All share and per share data have been restated to reflect the three-for-two stock split effective March 15, 1993.

4.  MANAGEMENT OPINION

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and nine months ended December 31, 1993 and 1992. The results of operations for the three and nine month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITION

Current assets increased by $32.2 million and current liabilities increased by $11.7 million during the nine-month period ended December 31, 1993,
resulting  in an increase of $20.5 million of working capital.   The current
ratio was 2.2:1 at December 31, 1993, compared with 2.1:1 at year-end, March 31, 1993.

During the first nine months of the current year, total interest-bearing debt increased by $12.2 million. The ratio of interest-bearing debt to capitalization (interest-bearing debt plus equity) was 27% at December 31, 1993 compared with 22% at March 31, 1993.

The increase in capital requirements is attributable to expenditures for property and equipment and working capital needs arising from increased sales volume in the first nine months of the current year with sales of $421.6 million compared with the trailing fiscal nine months sales of $327.7 million.

During the second fiscal quarter, pursuant to the provisions of the Company's $30.0 million revolving credit agreement and upon consent of the parties thereto, the maturity date of the facility was extended for one additional year to January 1, 1997, to be followed by a four-year term loan amortized in equal quarterly installments.

Management estimates that capital spending plans for the current year will approximate $6.0 million ($4,736,000 was expended in the first nine months of
the current year).   Under  present business conditions,  it is  anticipated
that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1992

Net sales for the nine-month period ended December 31, 1993 of $421.6 million were 35% greater than sales of the prior year nine-month period of $311.9 million. The increase in sales reflects continuing strong demand for electronic components and computer systems. During the first nine months of 1993, semiconductor products accounted for 41% of the Company's sales compared with 37% in the prior year. Computer systems products comprised 34% of 1993 sales compared with 40% a year earlier. Passive and electromechanical products were 23% of the Company's 1993 sales, up from 20% the prior year. Miscellaneous products accounted for 2% and 3% of sales in 1993 and 1992, respectively.

The percentage increase in cost of goods sold of 38% resulted in a gross margin of 20.0% in the first nine months of the current year compared with 21.7% a year ago. Regarding the Company's three major product categories; computer systems products have the highest average line item value and lowest gross margin percent, whereas passive and electromechanical products have the lowest average line item value and higher gross margin percent.

Warehouse, selling and administrative expenses of $62.1 million increased by 18% as compared with the $52.6 million incurred during the prior year
nine-month period.   This resulted in a  ratio of these expenses to  sales of
14.7% for the 1993 period compared with 16.8% for the 1992 first nine months.

The resulting operating profit of $22.4 million in 1993 was 5.3% of sales compared with $15.1 million in 1992 which was 4.8% of sales.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $2,350,000 for the 1993 nine-month period compared with $2,016,000 for the same period last year; net sales of the affiliate for the current year period of $329.4 million were 60% greater than the sales of the prior year period of $206.3 million. The affiliate's increase in sales was attributable to highly concentrated sales of certain microprocessors in large quantities, the sales of which might not be sustainable in future periods which could result in a significant impact on net income of the affiliate.

Current year results reflect the increase in sales, effective cost containment and earnings contribution of the affiliate.

The Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", in the quarter ended June 30, 1993. Pursuant to these provisions, the Company is required to accrue taxes on its portion of the unremitted earnings of its affiliate; the increase in the effective tax rate, from 40.5% a year ago to 42.1% for the current period,
is primarily attributable  to this factor.   The effect  of the adoption  of
this standard  on the Company's  financial position and  results of operations
was not material.   Adoption of this standard had no effect on the Company's
cash position.

Primarily as a result of the factors noted above, the Company's net income for the nine-month period ending December 31, 1993 of $14.1 million was $4.8 million higher than the $9.3 million earned a year ago.

THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1992

Net sales for the three-month period ended December 31, 1993 of $149.8 million increased 37% over sales of the prior year three-month period of $109.7 million. The increase in sales reflects a strong demand for electronic
components and  computer systems.   During the  third fiscal quarter  of 1993,
semiconductor  products accounted  for 44%  of the  Company's sales compared
with 37% in  the prior  year.   Computer systems products comprised  33% of
1993 sales compared with 42% a year earlier. Passive and electromechanical products were 21% of the Company's 1993 sales, up from 18% the prior year. Miscellaneous products accounted for 2% and 3% of sales in 1993 and 1992, respectively.

The percentage increase in cost of goods sold of 40% resulted in a gross margin of 19.4% in the third quarter of the current year compared with 21.5% a year ago. Regarding the Company's three major product categories; computer systems products have the highest average line item value and lowest gross margin percent, whereas passive and electromechanical products have the lowest average line item value and higher gross margin percent.

Warehouse, selling and administrative expenses of $20.6 million increased by 11% over the $18.5 million incurred during the prior year three- month period. This resulted in a ratio of these expenses to sales of 13.8% for the 1993 period compared with 16.9% for the 1992 quarter.

The Company's share of net income of the affiliate Company, Pioneer Technologies Group, Inc., was $404,000 for the 1993 three-month period compared with $658,000 for the same period last year. The decline in the current year quarter is attributable to the affiliate's product mix. Net sales of the affiliate for the three-month period ended December 31, 1993 of $103.4 million were 52% greater than the sales of the prior year three-month
period  of $68.1  million.   The affiliate's  increase in  sales  was
attributable to highly concentrated sales of certain microprocessors in large quantities, the sales of which might not be sustainable in future periods which could result in a significant impact on net income of the affiliate.

Current year results reflect the increase in sales, effective cost containment and the earnings contribution of the affiliate.

The Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", in the quarter ended June 30, 1993. Pursuant to these provisions, the Company is required to accrue taxes on its portion of the unremitted earnings of its affiliate; the increase in the effective tax rate, from 40.5% in last year's quarter to 41.9% for the current quarter, is primarily attributable to this factor.

Primarily as a result of the factors above, the Company's net income for the three-month period ending December 31, 1993 of $4.9 million was $1.6 million greater than the $3.3 million earned a year ago.

Pioneer-Standard Electronics, Inc. owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. The investment is accounted for by the equity method in the Company's financial statements via the balance sheet caption of "Investment in 50%-owned company" and via the statements of income caption of "Equity in earnings of 50%-owned company".


                        Pioneer Technologies Group, Inc.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                                   December 31, 1993            March 31, 1993
                                                         (Unaudited)
ASSETS

Current assets
   Cash                                                    $      8                   $     7
   Accounts receivable - net                                 33,594                    31,052
   Merchandise inventory                                     52,064                    42,450
   Prepaid expenses                                             592                       110
   Deferred income taxes                                      1,713                     1,443
   Shareholder notes receivable                                  10                        49
                                                           --------                   -------
      Total current assets                                   87,981                    75,111

Property and equipment, at cost                               9,052                     7,326
Accumulated depreciation                                     (4,580)                   (3,748)
                                                           --------                   -------
   Net                                                        4,472                     3,578

Other assets                                                    539                       499
                                                           --------                   -------
                                                           $ 92,992                   $79,188
                                                           ========                   =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $40,248                   $20,361
   Accrued liabilities                                        3,792                     4,028
                                                            -------                   -------
      Total current liabilities                              44,040                    24,389

Long-term debt                                               21,325                    31,873

Shareholders' equity
   Common stock $.10 par value                                   10                        10
   Capital in excess of par value                                90                        90
   Retained earnings                                         27,527                    22,826
                                                            -------                   -------
      Total shareholders' equity                             27,627                    22,926
                                                            -------                   -------

                                                           $ 92,992                   $79,188
                                                           ========                   =======

                        PIONEER TECHOLOGIES GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                   Quarter ended                          Nine months ended
                                                    December 31,                             December 31,


                                               1993             1992                      1993            1992
                                               ----             ----                      ----            ----
Net sales                                  $103,437          $68,057                  $329,408        $206,250

Costs and expenses:
   Cost of goods sold                        91,944           56,165                   290,767         172,154
   Selling and
      administrative expense                  9,819            9,376                    29,961          26,205
                                           --------         --------                  --------        --------
Operating profit                              1,674            2,516                     8,680           7,891

Interest expense                                307              252                       825             941
                                           --------         --------                  --------        --------

Income before
   income taxes                               1,367            2,264                     7,855           6,950

Provision for
   income taxes                                 559              949                     3,154           2,918
                                           --------         --------                  --------        --------

Net income                                 $    808         $  1,315                  $  4,701        $  4,032
                                           ========         ========                  ========        ========





Average shares outstanding                  100,000          100,000                   100,000         100,000

Earnings per share                            $8.08           $13.15                    $47.01          $40.32

Dividends per share                             ---             ---                        ---             ---

                        PIONEER TECHNOLOGIES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)




                                                                              Nine months ended
                                                                                December 31,

                                                                        1993                     1992
                                                                        ----                     ----
Cash flows from operating activities:
   Net income                                                        $ 4,701                  $ 4,032
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Items not affecting cash                                          834                      677
       Decrease (increase) in operating working capital                6,782                   (1,599)
       Decrease (increase) in other assets                               (40)                      36
                                                                     -------                  -------
          Total adjustments                                            7,576                     (886)
                                                                     -------                  -------
          Net cash provided by
            operating activities                                      12,277                    3,146

Cash flows from investing activities:
     Additions to property and equipment                              (1,728)                    (566)
                                                                     -------                  -------
          Net cash used in
            investing activities                                      (1,728)                    (566)


Cash flows from financing activities:
     Decrease in long-term debt                                      (10,548)                  (5,063)
                                                                     -------                  -------
          Net cash used in financing activities                      (10,548)                  (5,063)
                                                                     -------                  -------

Net increase (decrease) in cash                                            1                   (2,483)

Cash at beginning of period                                                7                    2,490
                                                                     -------                  -------

Cash at end of period                                                 $    8                  $     7
                                                                      ======                  =======

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
             (a) EXHIBITS Exhibit 11, statement regarding computation of per share earnings is included herein.

             (b) FORM 8-K There were no reports on Form 8-K filed during the three-month period ended December 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PIONEER-STANDARD ELECTRONICS, INC.



Date:  February 10, 1994                                     Preston Heller, Jr.
       -----------------                   -------------------------------------------------------------
                                                          Chairman of the Board and
                                                            Chief Executive Officer



Date:  February 10, 1994                                          John V. Goodger
       -----------------                   ----------------------------------------------------------
                                                              Vice President, Treasurer
                                                                and Assistant Secretary