Form 10-K
period 1994-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1994-06-28
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                X   Annual Report Pursuant to Section 13 or 15(d)
              -----
             of the Securities Exchange Act of 1934 (Fee required)
                    For the fiscal year ended MARCH 31, 1994
            or     Transition Report Pursuant to Section 13 or 15(d)
               ---    of the Securities Exchange Act of 1934

                           Commission File No. 0-5734
                                               ------
                      Pioneer-Standard Electronics, Inc.
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                              34-0907152
- - - -------------------------------        ------------------------
(State or other jurisdiction of         (I.R.S. employer iden-
 incorporation or organization)         tification no.)

4800 East 131st Street, Cleveland, Ohio        44105
- - - ---------------------------------------    ------------
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code: (216) 587-3600
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
- - - -------------------   -----------------------------------------
         None                            None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of class)

                          Common Share Purchase Rights
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes            X            No
       ----------------------     ----------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ----
The aggregate market value of voting shares of the Registrant held by non-affiliates (which excludes voting shares held by officers and Directors of the Registrant) was $216,859,018 as of June 1, 1994, computed on the basis of the last reported sale price per share ($23.75) of such shares on the NASDAQ National Market System.

The number of Common Shares outstanding as of June 1, 1994 was 9,930,256.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 26, 1994 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1994.

The Common Share information contained in this Form 10-K does not reflect a three-for-two share split effected in the form of a 50% share dividend declared on June 23, 1994 payable on August 1, 1994 to shareholders of record on July 6, 1994.

                                     PART I
                                     ------

Item 1.  Business
- - - -----------------
(a) Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 4800 East 131st Street, Cleveland, Ohio 44105 (telephone number (216) 587-3600). The Company first offered its securities to the public in 1971. In November, 1982, the Company purchased substantially all of the assets of the Electronics and Military divisions of The Harvey Group, Inc., a New York corporation. On December 28, 1990, the Company purchased from Lex Electronics, Inc., a New York corporation, certain assets of Lex's Computer Systems Division. On June 1, 1994, Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company, purchased from United Westburne Inc., a Canadian corporation, certain of the assets and assumed certain liabilities of Westburne's Zentronics Division ("Zentronics"), which the Company believes is one of the largest distributors of electronic components and computer products in Canada. There have not been any material changes in the nature of the business done by the Company since April 1, 1993. Except as otherwise stated, the term "Company" as used herein shall mean Pioneer-Standard Electronics, Inc.

(b) The Company is engaged in the distribution of industrial and end-user electronic products, which business comprises only one basic industry segment.

(c) The following is a description of various aspects of the Company's business:

  INDUSTRIAL AND END-USER DISTRIBUTION - The Company distributes a broad range of electronic components and computer products manufactured by others. These products are sold to original equipment manufacturers, value-added resellers, research laboratories, government agencies, and end-users, including manufacturing companies, and service and other non-manufacturing organizations. These products are classified into three broad categories: semiconductors, computer products, and passive and electromechanical components. During 1994, semiconductor products accounted for 41% of the Company's sales compared with 37% in 1993 and 36% in 1992. These products include microprocessors, memory devices, programmable logic devices, analog and digital integrated circuits and other semiconductor devices. During fiscal 1994, computer products accounted for 33% of the Company's sales compared with 39% in 1993 and 42% in 1992.
These products include computers (primarily mini and personal), display terminals, disk drives, development systems, modems and networking products. During 1994, passive and electromechanical products accounted for 24% of the Company's sales, up from 21% in 1993 and 19% in 1992. These products include capacitors, connectors, resistors, relays, potentiometers, switches, wire and cable, and power conditioning equipment.

  As a part of its distributor operations, the Company provides value-added services including systems integration, just-in-time kitting operations, memory and logic device programming and connector assemblies to customer specifications. Sales amounts for these services are included among the three broad categories discussed above.

  Miscellaneous products accounted for 2% of sales in 1994 and for 3% of sales in 1993 and 1992.

  PIONEER TECHNOLOGIES GROUP, INC. - The Company owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. ("Pioneer Technologies"), a Maryland corporation headquartered in Gaithersburg, Maryland. The business of Pioneer Technologies is substantially the same as that of the Company. The companies have an agreement which provides, among other things, that they have the right to buy each other's products at cost of the product plus handling.
In addition, Pioneer Technologies utilizes the Company's data processing system for processing order, warehousing, accounting and administrative information, for which it is charged a monthly fee. For further information as to transactions between the companies, including certain first right of refusal agreements concerning the Company's 50% ownership of Pioneer Technologies, see
Note 9 (Pioneer Technologies Group, Inc.) of Notes to Financial Statements of the Company.

  PRODUCTS DISTRIBUTED AND SOURCES OF SUPPLY - The Company (together with Pioneer Technologies) is the third largest of the approximately 1,500 electronics distributors in the United States in terms of total sales. The Company currently has approximately 135,000 items produced by over 100 manufacturers in its product file. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 1994 fiscal year, products purchased from the Company's five largest suppliers accounted for 72% of total sales volume, with Digital Equipment

Corporation and Intel Corporation being the largest two suppliers. The loss of any one of the top five suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company. The majority of the products sold by the Company are purchased pursuant to distributor agreements which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. The Company believes it has good relationships with its suppliers.

  CUSTOMERS - The Company serves over 15,800 customers in many major markets of the United States. No single customer accounted for more than five percent of the Company's total sales for the fiscal year ended March 31, 1994.

  BACKLOG - The Company historically has not had a significant backlog of orders, although some shipments may be scheduled for delivery over an extended period of time. There was not a significant backlog during the last fiscal year.

  COMPETITION - The sale and distribution of industrial electronic components and computer products are highly competitive, primarily with respect to price and product availability, but also with respect to service, variety and availability of products carried, number of locations and promptness of service. Many of the distributors with whom the Company competes are regional or local distributors. However, several of the Company's strongest competitors have national and international distribution businesses. The Company also experiences competition from manufacturers, including some of the Company's suppliers, who may sell directly to the industrial and end-user account base.

  EMPLOYEES - The Company currently has 1,078 employees, with approximately 1,060 of these persons employed on a full-time basis and the balance on a part-time basis. The number of employees does not include the employees the Company obtained through the acquisition of Zentronics. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

(d) The distribution of the Company's products has been primarily in the United States. The Company gained a West Coast presence through its March, 1989 acquisition of the assets of Compumech Electronics, Inc. and its December, 1990 acquisition of certain assets of the Lex Computer Systems Division of Lex Electronics, Inc. In addition, the Company entered the Canadian market through its June, 1994 acquisition of certain assets of Zentronics. The Company is not significantly involved in export sales.

Item 2.  Properties
- - - -------------------
The Company's major distribution facilities are set forth below:

                                         Owned or  Expiration Date
   Location                     Sq. Ft.   Leased     of Lease (1)
   --------                     -------  --------  --------------
Chicago, Illinois               11,300   Leased   April 14, 1998
Cleveland, Ohio (2)             87,000   Owned
Dallas, Texas                   13,500   Leased   October 31, 1994
Dayton, Ohio                    60,800   Owned
Eden Prairie, Minnesota         12,800   Leased   August 31, 1997
Freemont, California            12,000   Leased   March 14, 1999
Irvine, California              14,700   Leased   February 28, 1997
Lexington, Massachusetts        26,400   Owned
Solon, Ohio                     86,300   Leased   March 31, 1996
Solon, Ohio                     30,000   Leased   October 31, 1994
Solon, Ohio (3)                 44,700   Leased   May 31, 1999
Twinsburg, Ohio (4)            106,000   Owned
Woodbury, New York              35,600   Leased   September 30, 1997
- - - ---------------

         (1) The major leases contain renewal options for periods ranging from one to twenty years.

         (2)     Corporate headquarters.

         (3)     Systems and Services Division facility.

         (4)     Corporate Distribution Center.

         The Company also has entered into various leases for distribution facilities of 10,000 square feet or less. The list of properties set forth above does not include the properties the Company obtained through the acquisition of Zentronics.

Item 3.  Legal Proceedings
- - - --------------------------
         As of March 31, 1994, the Company was not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
- - - ------------------------------------------------------------
         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1994.

Executive Officers of the Company(1)
- - - ---------------------------------
         The name, age and positions of each executive officer of the Company as of June 1, 1994 are as follows:

                 Name             Age              Position
                 ----             ---              --------
         Preston B. Heller, Jr.   64    Chairman of the Board and Chief
                                        Executive Officer of the Company since
                                        June, 1984.

         James L. Bayman          57    President and Chief Operating
                                        Officer of the Company since June, 1984.

         Arthur Rhein             48    Senior Vice President of the Company
                                        since April, 1993 and Vice President -
                                        Marketing of the Company from 1986 to
                                        April, 1993.  Prior thereto, Vice
                                        President - Northeast Division of the
                                        Company from 1984 to 1986.

         John V. Goodger          58    Vice President, Treasurer, and
                                        Assistant Secretary of the Company
                                        since February, 1990.  Prior thereto,
                                        Vice President, Treasurer and Assistant
                                        Secretary of Ferro Corporation from
                                        1987 to 1990 and Vice President and
                                        Treasurer of Ferro Corporation from
                                        1984 to 1990.

         Janice M. Margheret      39    Senior Vice President of the Company
                                        since April, 1993 and Vice President
                                        and Controller of the Company from July, 1987 to April, 1993. Prior thereto,
                                        Group Controller of the Company from
                                        1983 to 1987.

         William A. Papenbrock    55       Secretary of the Company since 1986.
                                           Mr. Papenbrock is a partner of the
                                           law firm of Calfee, Halter &
                                           Griswold(2).


         __________________________

         (1) The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

         (2) The law firm of Calfee, Halter & Griswold serves as counsel to the Company.

         There is no relationship by blood, marriage or adoption among the
above-listed officers.   Messrs. Heller, Bayman, Rhein, and Goodger and Ms.
Margheret have entered into Amended and Restated Employment Agreements with the Company, all of which are included as Exhibits hereto. Messrs. Heller, Bayman, Rhein, and Goodger and Ms. Margheret hold office until terminated as set forth in their Amended and Restated Employment Agreements. Mr. Papenbrock holds office until his successor is elected by the Board of Directors.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
- - - -------  --------------------------------------------------------------------
         The Company's Common Shares, without par value, are traded on the
NASDAQ National Market System.  Common Share prices are quoted daily under the symbol PIOS.  The high and low sales prices for the Common Shares, and the cash dividends paid on the Common Shares, for each quarter of the two most recent fiscal years and additional information required by this Item is included under
Exhibit 99(c) to this Form 10-K Annual Report.

         Cash dividends are payable quarterly, upon authorization of the Board of Directors. Regular payment dates are the 1st day of August, November, February and May. The Company maintains a Dividend Reinvestment Plan whereby cash dividends, and a maximum of an additional $5,000 per month, may be invested in the Company's Common Shares at no commission cost.

         On April 25, 1989, the Company adopted a Common Share Purchase Rights Plan. For further information about the Common Share Purchase Rights Plan, see
Note 6 (Common Share Purchase Rights Plan) of Notes to Financial Statements of the Company.

Item 6.  Selected Financial Data
- - - -------  -----------------------
         The information required by this Item, is included under Exhibit 99(d) to this Form 10-K Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- - - -------  ---------------------------------------------------------------
Results of Operations
- - - ---------------------
         The information required by this Item is included under Exhibit 99(e) to this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data
- - - -------  -------------------------------------------
         The information required by this Item is included under Exhibit 99(f) to this Form 10-K Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- - - -------  ---------------------------------------------------------------
Financial Disclosure
- - - --------------------
         Not applicable.

                                    PART III
                                    --------

Item 10.         Directors and Executive Officers of the Registrant
- - - --------         --------------------------------------------------
         Information required by this item as to the Directors of the Company appearing under the caption "Nominees for Election" and "Directors Continuing in Office" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on July 26, 1994 (the "1994 Proxy Statement") is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

Item 11.         Executive Compensation
- - - --------         ----------------------
         The information required by this item is incorporated herein by reference to "Compensation of Executive Officers" in the 1994 Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management
- - - --------         --------------------------------------------------------------
         The information required by this item is incorporated herein by reference to "Share Ownership" in the 1994 Proxy Statement.

Item 13.         Certain Relationships and Related Transactions
- - - --------         ----------------------------------------------
         The information required by this item is incorporated herein by reference to "Certain Transactions" in the 1994 Proxy Statement.

                                    PART IV
                                    -------

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
- - - --------         -------------------------------------------------------
                 Form 8-K
                 --------
(a) The following financial statements and schedules are filed as part of this report on Exhibit 99(f) as indicated:

                                                                   Page in
                                                                   Exhibit 99(f)
                                                                   -------------
         (1)     Financial Statements and Schedules
                 ----------------------------------
         Pioneer-Standard Electronics, Inc.
         ----------------------------------
         Report of independent auditors                                 11
         Balance sheet as of March 31, 1994 and 1993                     2
         For the years ended March 31, 1994, 1993
          and 1992:
                 Statements of income                                    3
                 Statements of shareholders' equity                      4
                 Statements of cash flows                                5
         Notes to financial statements                                   6


         Report of independent auditors                                 12
         Schedules for years ended March 31, 1994,
          1993 and 1992:
                 II   - Amounts receivable from related
                   parties and underwriters, promoters,
                   and employees other than related
                   parties                                              13
                 VIII - Valuation and qualifying
                   accounts                                             14
                 IX   - Short-term borrowings                           15
         Quarterly Financial Data                                       16

         Pioneer Technologies Group, Inc.
         --------------------------------
         Report of independent auditors                                 19
         Balance sheet as of March 31, 1994 and 1993                    20
         For the years ended March 31, 1994, 1993
          and 1992:
              Statements of income and
                retained earnings                                       22
              Statements of cash flows                                  23
         Notes to financial statements                                  24

         Schedules for years ended March 31, 1994,
          1993 and 1992:
                 VIII - Valuation and qualifying
                   accounts                                             31
                 IX   - Short-term borrowings                           32


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(2)  Exhibits
     --------
See the Index to Exhibits at page E-1 of this Form 10-K.

(b)  Reports on Form 8-K
     -------------------
No Current Reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PIONEER-STANDARD ELECTRONICS, INC.

Date:    June 28, 1994            By:  /s/ Preston B. Heller, Jr.
                                       --------------------------
                                       Preston B. Heller, Jr.,
                                       Chairman of the Board and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title                                             Date
- - - -------------------                                             ----
/s/ Preston B. Heller, Jr.        Chairman of the       )
- - - --------------------------        Board and Chief       )
    Preston B. Heller, Jr.        Executive Officer     )
                                                        )
/s/ John V. Goodger               Vice President,       )
- - - --------------------------        Treasurer and         )
    John V. Goodger               Assistant Secretary   )
                                                        )
/s/ Janice M. Margheret           Senior Vice           )
- - - --------------------------        President             )
     Janice M. Margheret                                )
                                                        )
/s/ James L. Bayman               Director              )
- - - --------------------------                              )
     James L. Bayman                                    )
                                                        )
/s/ Frederick A. Downey           Director              )
- - - --------------------------                              )     June 28, 1994
    Frederick A. Downey                                 )
                                                        )
/s/ Victor Gelb                   Director              )
- - - --------------------------                              )
    Victor Gelb                                         )
                                                        )
/s/ Gordon E. Heffern             Director              )
- - - --------------------------                              )
    Gordon E. Heffern                                   )
                                                        )
/s/ Arthur Rhein                  Director              )
- - - --------------------------                              )
    Arthur Rhein                                        )
                                                        )
/s/ Edwin Z. Singer               Director              )
- - - --------------------------                              )
    Edwin Z. Singer                                     )
                                                        )
/s/ Thomas C. Sullivan            Director              )
- - - --------------------------                              )
    Thomas C. Sullivan                                  )
                                                        )
/s/ Karl E. Ware                  Director              )
- - - --------------------------                              )
    Karl E. Ware                                        )

                        Pioneer-Standard Electronics, Inc.
                                  Exhibit Index


                                                                      Sequential
Exhibit No.                     Description                           Page No.
- - - -----------                     -----------                           ----------
3.(a)            Amended Articles of Incorporation of
                   Pioneer-Standard Electronics, Inc., which
                   is incorporated herein by reference from
                   the Company's Annual Report on Form 10-K
                   for the year ended March 31, 1982.                        N/A

  (b)            Amended Code of Regulations, as amended,
                   which is incorporated herein by reference
                   from the Company's Annual Report on
                   Form 10-K for the year ended March 31,
                   1988.                                                     N/A

4.(a)            Credit Agreement dated as of January 23,
                   1992 by and among the Company and three
                   banks, which is incorporated herein by
                   reference from the Company's Annual
                   Report on Form 10-K for the year ended
                   March 31, 1992.                                           N/A

  (b)            Amendment Agreement, dated as of June 30, 1993,
                 by and among the Company, National City Bank,
                  Society National Bank (successor in interest
                   to Ameritrust Company National Association)
                   and Star Bank, N.A.                                       16

  (c)            Second Amendment Agreement, dated as of
                   May 27, 1994, by and among the Company,
                   National City Bank, Society National Bank
                   (successor in interest to Ameritrust Company
                   National Association) and Star Bank, N.A. and
                   National City Bank, as Agent.                             17

  (d)            Rights Agreement dated as of April 25, 1989
                   by and between the Company and AmeriTrust
                   Company National Association, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for
                   the year ended March 31, 1989.                            N/A

  (e)            Note Purchase Agreement dated as of October
                   31, 1990 by and between the Company and
                   Teachers Insurance and Annuity Association
                   of America, which is incorporated herein
                   by reference from the Company's Quarterly
                   Report on Form 10-Q for the quarter ended
                   December 31, 1990.                                        N/A

  (f)            Amendment No. 1 to Note Purchase Agreement
                   dated as of November 1, 1991 by and between
                   the Company and Teachers Insurance and
                   Annuity Association of America, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for
                   the year ended March 31, 1993.                            N/A

                                                                      Sequential
Exhibit No.             Description                                   Page No.
- - - -----------             -----------                                   ----------

10.(a)   Amended and Restated Employment Agreement
                   effective as of April 1, 1993 by and between
                   the Company and Preston B. Heller, Jr., which
                   is incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for the
                   year ended March 31, 1993.                                N/A

   (b)   Amended and Restated Employment Agreement
                   effective as of April 1, 1993 by and between
                   the Company and James L. Bayman, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for the
                   year ended March 31, 1993.                                N/A

   (c)   Amended and Restated Employment Agreement
                   effective as of April 1, 1993 by and
                   between the Company and Janice M. Margheret,
                   which is incorporated herein by reference
                   from the Company's Annual Report on Form 10-K
                   for the year ended March 31, 1993.                        N/A

   (d)   Amended and Restated Employment Agreement
                   effective as of April 1, 1993 by and between
                   the Company and Arthur Rhein, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for the
                   year ended March 31, 1993.                                N/A

   (e)   Amended and Restated Employment Agreement
                   effective as of April 1, 1994 by and between
                   the Company and John V. Goodger.                          22

   (f)   Stock Purchase Agreement dated July 24, 1986
                   among Pioneer-Standard Electronics, Inc.
                   and the other shareholders of
                   Pioneer Technologies  Group, Inc., which
                   is incorporated herein by reference from
                   the Company's Current Report on Form 8-K
                   dated July 24, 1986.                                      N/A

   (g)   1982 Incentive Stock Option Plan, as amended,
                  which is incorporated by reference from the
                  Company's Annual Report on Form 10-K for the
                  fiscal year ended March 31, 1988.                          N/A

   (h)   Amended and Restated 1991 Stock Option Plan.                        37

   (i)   Asset Purchase Agreement dated April 22, 1994
                  between Pioneer-Standard Electronics, Inc. and
                  Westburne Industrial Enterprises Ltd., which
                  is incorporated herein by reference from the
                  Company's Current Report on Form 8-K dated
                  June 1, 1994.                                              N/A

11.      Statement regarding computation of per share
           earnings.                                                         43

21.      Subsidiaries of the Registrant.                                     44

24.      Consents of Ernst & Young, Independent Auditors.                    45

                                                                      Sequential
Exhibit No.             Description                                   Page No.
- - - -----------             -----------                                   ----------

99.(a)   Certificate of Insurance Policy effective
                   November 1, 1993 between Chubb Group of
                   Insurance Companies and Pioneer-Standard
                   Electronics, Inc.                                        47

99.(b)   Forms of Amended and Restated Indemnification
                   Agreement entered into by and between the
                   Company and each of its Directors and
                   Executive Officers.                                      48

99.(c)   Dividend Information and Price Range of
                   Common Shares                                            52

99.(d)   Selected Financial Data                                            53

99.(e)   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.           54

99.(f)   Financial Statements and Schedules listed
                   under Item 14(a)                                         61



431/15154HZF.458