Form 10-Q
period 1994-06-30
PIONEER STANDARD ELECTRONICS INC
filed 1994-08-11
CIK 78749

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)
                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X               OF THE SECURITIES EXCHANGE ACT OF 1934
        -----
For the quarterly period ended June 30, 1994.
                               -------------

                                       OR

         ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               ------------------  ------------------ .

Commission file number 05734
                       -----

                        Pioneer-Standard Electronics, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                34-0907152
- - -------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

 4800 East 131st Street, Cleveland, OH                44105
- - ---------------------------------------            -----------
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

Yes  X   No
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF AUGUST 8, 1994: 14,903,908 (SHARES OUTSTANDING REFLECT EFFECTS OF A THREE-FOR-TWO STOCK SPLIT PAYABLE AUGUST 1, 1994 TO SHAREHOLDERS OF RECORD JULY 6, 1994).

PART I - FINANCIAL INFORMATION

                       PIONEER-STANDARD ELECTRONICS, INC.
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                    June 30, 1994                       March 31, 1994
ASSETS                                                               (Unaudited)

Current assets
   Cash                                                                     $ 10,413                         $  5,954
   Accounts receivable - net                                                  99,855                           81,155
   Merchandise inventory                                                     110,139                           85,754
   Prepaid expenses                                                            1,312                              919
   Deferred income taxes                                                       4,391                            4,391
                                                                            --------                         --------
      Total current assets                                                   226,110                          178,173

Investment in 50% - owned company                                             15,136                           14,463
Other assets                                                                   5,581                            1,831

Property and equipment, at cost                                               45,833                           45,817
Accumulated depreciation                                                      19,896                           20,245
                                                                            --------                         --------
   Net                                                                        25,937                           25,572
                                                                            --------                         --------
                                                                            $272,764                         $220,039
                                                                            ========                         ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                                                   $  9,000                         $  2,000
   Accounts payable                                                           87,715                           68,585
   Accrued liabilities                                                        24,111                           19,400
   Long-term debt due within
     one year                                                                  3,018                            3,056
                                                                            --------                         --------
      Total current liabilities                                              123,844                           93,041

Long-term debt                                                                38,208                           22,272
Deferred income taxes                                                          2,040                            1,986

Shareholders' equity
   Common stock, at stated value                                               6,625                            6,609
   Capital in excess of stated value                                          16,104                           15,806
   Retained earnings                                                          85,943                           80,325
                                                                            --------                         --------
      Total shareholders' equity                                             108,672                          102,740
                                                                            --------                         --------
                                                                            $272,764                         $220,039
                                                                            ========                         ========





                       PIONEER-STANDARD ELECTRONICS, INC.

                              STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                        Quarter ended
                                                          June 30,

                                                     1994                 1993
                                                     ----                 ----

Net sales                                          $183,832              $134,509

Costs and expenses:
   Cost of goods sold                               148,677               107,149
   Warehouse, selling and
      administrative expense                         25,322                20,735
                                                    -------               -------
Operating profit                                      9,833                 6,625

Interest expense                                        701                   668
Equity in earnings of
   50%-owned company                                    673                 1,032
                                                    -------               -------

Income before income taxes                            9,805                 6,989

Provision for income taxes                            3,840                 2,520
                                                    -------               -------

Net income                                         $  5,965              $  4,469
                                                    =======               =======





Average shares outstanding                       15,241,422            14,972,493

Shares outstanding at end of period              14,895,384            14,690,061

Earnings per share                                     $.39                  $.30

Dividends per share                                   $.023                  $.02

NOTE: All share and per share data have been restated for all periods to reflect the three-for-two stock split effected in the form of a 50% share dividend payable August 1, 1994 to shareholders of record July 6, 1994. Prior to effects of the stock split, average shares outstanding were 10,160,948 and 9,981,622 and shares outstanding at the end of each period were 9,930,256 and 9,793,374 in 1994 and 1993, respectively. Comparable earnings per share were $.59 and $.45 and dividends per share were $.035 and $.03 in 1994 and 1993, respectively.


                       PIONEER-STANDARD ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                         Three months ended
                                                                                               June 30,
                                                                                 1994                              1993
                                                                                 ----                              ----

Cash flows from operating activities:
   Net income                                                                $ 5,965                             $4,469
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           1,605                              1,399
       Undistributed earnings of affiliate                                      (673)                            (1,032)
       Increase in operating working capital                                 (13,007)                           (14,332)
       Increase in other assets                                               (1,590)                                (1)
       Deferred taxes                                                             54                                  2
                                                                             -------                            -------
         Total adjustments                                                   (13,611)                           (13,964)
                                                                             -------                            -------

         Net cash used in
           operating activities                                               (7,646)                            (9,495)

Cash flows from investing activities:
   Acquisition of business                                                    (9,009)                               ---
   Additions to property and equipment                                        (1,751)                            (1,029)
                                                                             -------                             ------
         Net cash used in investing activities                               (10,760)                            (1,029)

Cash flows from financing activities:
   Increase in short-term financing                                            7,000                             10,000
   Increase in revolving credit borrowings                                    20,000                              3,000
   Decrease of revolving credit borrowings                                    (4,000)                            (3,000)
   Decrease in other long-term
     debt obligations                                                           (102)                              (135)
   Issuance of common shares under company
     stock option plan                                                           314                                ---
   Dividends paid                                                               (347)                              (294)
                                                                             -------                             ------
        Net provided by financing activities                                  22,865                              9,571
                                                                             -------                             ------

Net increase (decrease) in cash                                                4,459                               (953)

Cash at beginning of period                                                    5,954                              1,864
                                                                             -------                             ------

Cash at end of period                                                        $10,413                             $  911
                                                                             =======                             ======





NOTES - Pioneer-Standard Electronics, Inc.

1.  PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters. Common share equivalents consist of shares exercisable of stock options computed by using the treasury stock method.

2.   STOCK SPLIT

On June 23, 1994, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable August 1, 1994 to shareholders of record July 6, 1994. The share and per share data have been restated for the two quarters presented to reflect the stock split.

3.   MANAGEMENT OPINION

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters ended June 30, 1994 and 1993. The results of operations for the three-month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



FINANCIAL CONDITION

On June 1, 1994, the Company acquired certain of the assets of the Zentronics Division of Westburne Industrial Enterprises Ltd. ("Westburne"), a Canadian corporation and assumed certain of Westburne's liabilities. The transaction was completed by Pioneer Standard Canada Inc., a newly-formed Canadian subsidiary of the Company. The Company paid $12.5 million Cdn. ($9.0 million U.S.) to Westburne on June 1, 1994. Contract terms provide for the balance of the estimated purchase price, $2.1 million Cdn. to be paid to Westburne after September 14, 1994.

Current assets increased by $47.9 million and current liabilities increased by $30.8 million during the three-month period ended June 30, 1994, resulting in an increase of $17.1 million of working capital. The current ratio was 1.8:1 at June 30, 1994, compared with 1.9:1 at year-end, March 31, 1994.

During the first three months of the current year, total interest-bearing debt increased by $22.9 million. The ratio of interest-bearing debt to capitalization was 32% at June 30, 1994 compared with 21% at March 31, 1994.

The increase in capital requirements is attributable to the working capital needs arising from increased sales volume and the investment in Zentronics described above. Current quarter sales of $183.8 million are 37% ahead of last year's first quarter sales and up 16% from the trailing fiscal fourth quarter sales volume.

Management estimates that capital spending plans for the current year will approximate $10.0 million ($1.8 million was expended in the first three months of the current year). Under present business conditions, it is anticipated that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1993

Net sales for the three-month period ended June 30, 1994 of $183.8 million increased 37% over sales of the prior year three-month period of $134.5 million. The increase in sales reflects continuing strong demand for electronic components and computer and peripheral products, especially microprocessors. Semiconductor products accounted for 38% of the Company's sales during both the first fiscal quarters of 1994 and 1993. Computer systems products comprised 36% of sales in both quarters. Passive and electromechanical products were 23% of the Company's business in 1994 compared with 24% a year earlier. Miscellaneous products accounted for 3% of sales in 1994 and 2% in 1993.

The percentage increase in cost of goods sold of 39% resulted in a gross margin of 19.1% in the first quarter of the current year compared with 20.3% a year ago. A principal reason for the reduced gross margin in 1994 is attributable to a change in product mix, particularly with respect to the increase in sales volume of microprocessors earning a relatively low gross profit margin and which are marketed through an efficient low cost sales channel.

Warehouse, selling and administrative expenses of $25.3 million increased by 22% over the $20.7 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.8% for the 1994 period compared with 15.4% for the 1993 quarter.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $673,000 for the 1994 three-month period compared with $1,032,000 for the same period last year; net sales of the affiliate for the three-month period ended June 30, 1994 of $95.7 million were nominally greater than the sales of the prior year three-month period of $95.3 million.
A large portion of the affiliate's sales was primarily attributable to highly concentrated sales of certain microprocessors in large quantities, the sales of which might not be sustainable in future periods and the effect of which could result in a significant impact on net income of the affiliate.

The effective combined tax rate for the current year three-month period was 42.0% of income before the Company's equity in its affiliate's earnings in 1994 compared with 42.3% a year ago; this effective tax rate includes .6% and 1.4% for accrued taxes on the unremitted earnings of the affiliate for 1994 and 1993, respectively.

Results in the quarter included one month of Zentronics operations, the new Canadian electronics distribution unit acquired on June 1, 1994, which had an immaterial effect on the overall results.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1994 of $6.0 million was $1.5 million greater than the $4.5 million earned a year ago.

Pioneer-Standard Electronics, Inc. owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. The investment is accounted for by the equity method in the Company's financial statements via the balance sheet caption of "Investment in 50%-owned company" and via the statements of income caption of "Equity in earnings of 50%-owned company".


                        PIONEER TECHNOLOGIES GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                                       June 30, 1994            March 31, 1994
                                                         (Unaudited)
ASSETS
Current assets
   Cash                                                     $     8                   $     8
   Accounts receivable - net                                 34,711                    29,213
   Merchandise inventory                                     52,291                    60,690
   Prepaid expenses                                             233                       405
   Deferred income taxes                                      2,077                     2,077
   Shareholder notes receivable                                  57                        52
                                                            -------                   -------
      Total current assets                                   89,377                    92,445

Property and equipment, at cost                              10,729                    10,401
Accumulated depreciation                                      5,066                     4,746
                                                            -------                   -------
   Net                                                        5,663                     5,655

Shareholder notes receivable                                    231                       231
Other assets                                                    295                       262
                                                            -------                   -------
                                                            $95,566                   $98,593
                                                            =======                   =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $29,845                   $44,072
   Accrued liabilities                                        5,590                     4,895
                                                            -------                   -------
      Total current liabilities                              35,435                    48,967

Long-term debt                                               29,858                    20,698

Shareholders' equity
   Common stock $.10 par value                                   10                        10
   Capital in excess of par value                                90                        90
   Retained earnings                                         30,173                    28,828
                                                            -------                   -------
      Total shareholders' equity                             30,273                    28,928
                                                            -------                   -------

                                                            $95,566                   $98,593
                                                            =======                   =======







                        PIONEER TECHNOLOGIES GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                                                    Three months ended
                                                                         June 30,

                                                                1994                      1993
                                                                ----                      ----

Net sales                                                    $95,742                  $95,335

Costs and expenses:
   Cost of goods sold                                         81,352                   81,482
   Selling and
      administrative expense                                  11,658                   10,157
                                                             -------                  -------
Operating profit                                               2,732                    3,696

Interest expense                                                 452                      254
                                                             -------                  -------

Income before
   income taxes                                                2,280                    3,442

Provision for
   income taxes                                                  935                    1,377
                                                             -------                  -------

Net income                                                   $ 1,345                  $ 2,065
                                                             =======                  =======





Average shares outstanding                                   100,000                  100,000

Earnings per share                                            $13.45                   $20.65

Dividends per share                                              ---                      ---




                        PIONEER TECHNOLOGIES GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)




                                                                             Three months ended
                                                                                  June 30,

                                                                         1994                    1993
                                                                         ----                    ----

Cash flows from operating activities:
   Net income                                                        $ 1,345                 $  2,065
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Items not affecting cash                                          253                      251
       Decrease (increase) in operating working capital              (10,464)                  13,903
       Decrease (increase) in other assets                               (33)                      71
                                                                     -------                  -------
          Total adjustments                                          (10,244)                  14,225
                                                                     -------                  -------
          Net cash provided by (used in)
            operating activities                                      (8,899)                  16,290

Cash flows from investing activities:
     Additions to property and equipment                                (261)                    (362)
                                                                      ------                  -------
          Net cash used in
            investing activities                                        (261)                    (362)


Cash flows from financing activities:
     Increase (decrease) in long-term debt                             9,160                  (15,928)
                                                                     -------                  -------
          Net cash (used in) provided by
             financing activities                                      9,160                  (15,928)
                                                                     -------                  -------

Net change in cash                                                       ---                      ---

Cash at beginning of period                                                8                        7
                                                                     -------                  -------

Cash at end of period                                                $     8                  $     7
                                                                     =======                  =======





PART II - OTHER INFORMATION

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (b) FORM 8-K A current report on Form 8-K, dated June 1, 1994, was filed to report that on June 1, 1994 Pioneer-Standard Electronics, Inc. acquired certain assets of the Zentronics Division of Westburne Industrial Enterprises Ltd. ("Westburne"), a Canadian corporation, and assumed certain of Westburne's liabilities pursuant to an Asset Purchase Agreement, a copy of which was filed as an exhibit thereto. The transaction was completed by Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company.

             There were no other reports on Form 8-K during the three-month period ending June 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PIONEER-STANDARD ELECTRONICS, INC.




Date: August 11, 1994                              Preston B. Heller, Jr.
      ---------------                            --------------------------
                                                          Chairman



Date: August 11, 1994                                  John V. Goodger
      ---------------                            --------------------------
                                                 Vice President & Treasurer