Form 10-Q
period 1994-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1994-11-14
CIK 78749

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




(Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994.
                               ------------------

                                       OR

  ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to__________________.

Commission file number 05734
                       ------

                      Pioneer-Standard Electronics, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Ohio                                   34-0907152
- - -------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH             44105
- - ---------------------------------------          ----------
(Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (216) 587-3600
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

Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF NOVEMBER 8, 1994: 14,910,646.

PART I - FINANCIAL INFORMATION


                       PIONEER-STANDARD ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                           September 30, 1994             March 31, 1994
ASSETS                                                         (Unaudited)
Current assets
   Cash                                                          $   7,797                    $  5,954
   Accounts receivable - net                                       106,935                      81,155
   Merchandise inventory                                           109,417                      85,754
   Prepaid expenses                                                  1,312                         919
   Deferred income taxes                                             4,698                       4,391
                                                                  --------                    --------
      Total current assets                                         230,159                     178,173

Investment in 50% - owned company                                   15,319                      14,463
Other assets                                                         5,532                       1,831

Property and equipment, at cost                                     48,530                      45,817
Accumulated depreciation                                            21,526                      20,245
                                                                  --------                    --------
   Net                                                              27,004                      25,572
                                                                  --------                    --------
                                                                  $278,014                    $220,039
                                                                  ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                                        $   8,500                    $  2,000
   Accounts payable                                                 83,173                      68,585
   Accrued liabilities                                              19,924                      19,400
   Long-term debt due within
     one year                                                        3,013                       3,056
                                                                  --------                    --------
      Total current liabilities                                    114,610                      93,041

Long-term debt                                                      47,169                      22,272
Deferred income taxes                                                2,054                       1,986

Shareholders' equity
   Common stock, at stated value                                     6,627                       6,609
   Capital in excess of stated value                                16,305                      15,806
   Retained earnings                                                91,145                      80,325
   Currency translation adjustments                                    104                           -
                                                                  --------                  ----------
      Total shareholders' equity                                   114,181                     102,740
                                                                  --------                    --------
                                                                  $278,014                    $220,039
                                                                  ========                    ========

                       PIONEER-STANDARD ELECTRONICS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)

                                                       Quarter ended                        Six months ended
                                                        September 30,                         September 30,

                                                     1994             1993             1994             1993
                                                     ----             ----             ----             ----
Net sales                                          $194,423          $137,278         $378,255         $271,787

Costs and expenses:
   Cost of goods sold                               156,990           109,203          305,667          216,352
   Warehouse, selling and
      administrative expense                         27,115            20,705           52,437           41,440
                                                    -------           -------         --------         --------
Operating profit                                     10,318             7,370           20,151           13,995

Interest expense                                        944               683            1,645            1,351
Equity in earnings of
   50%-owned company                                    183               914              856            1,946
                                                    -------           -------         --------         --------

Income before income taxes                            9,557             7,601           19,362           14,590

Provision for income taxes                            3,908             2,811            7,748            5,331
                                                    -------          -------         --------         --------

Net income                                          $ 5,649           $ 4,790         $ 11,614         $  9,259
                                                    =======           =======         ========         ========



Average shares outstanding                       15,248,432        15,127,404       15,245,004       15,050,295

Shares outstanding at end of period              14,909,046        14,693,998       14,909,046       14,693,998

Earnings per share                                     $.37              $.31             $.76             $.61

Dividends per share                                    $.03              $.02            $.053             $.04

                       PIONEER-STANDARD ELECTRONICS, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                                           Six months ended
                                                                             September 30,
                                                                     1994                      1993
                                                                     ----                      ----
Cash flows from operating activities:
   Net income                                                      $11,614                     $9,259
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                 3,245                      2,797
       Undistributed earnings of affiliate                            (856)                    (1,946)
       Increase in operating working capital                       (26,976)                   (11,863)
       Increase in other assets                                     (1,451)                       (67)
       Deferred taxes                                                 (232)                        91
                                                                   -------                    -------
         Total adjustments                                         (26,270)                   (10,988)
                                                                   -------                    -------

         Net cash used in
           operating activities                                    (14,656)                    (1,729)

Cash flows from investing activities:
   Acquisition of business                                         (10,068)                       ---
   Additions to property and equipment                              (4,429)                    (2,746)
                                                                   -------                     ------
         Net cash used in investing activities                     (14,497)                    (2,746)

Cash flows from financing activities:
   Increase in short-term financing                                  6,500                        ---
   Increase in revolving credit borrowings                          30,000                     17,000
   Decrease of revolving credit borrowings                          (5,000)                   (13,000)
   Decrease in other long-term
     debt obligations                                                 (146)                      (197)
   Issuance of common shares under company
     stock option plan                                                 517                         22
   Dividends paid                                                     (794)                      (586)
                                                                   -------                     ------
        Net provided by financing activities                        31,077                      3,239

Effect of exchange rate changes on cash                                (81)                       ---
                                                                   -------                     ------

Net increase (decrease) in cash                                      1,843                     (1,236)

Cash at beginning of period                                          5,954                      1,864
                                                                   -------                     ------

Cash at end of period                                              $ 7,797                      $ 628
                                                                   =======                     ======

NOTES - Pioneer-Standard Electronics, Inc.

1.  PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and six-month periods ended September 30, 1994 and 1993. Common share equivalents consist of shares exercisable of stock options computed by using the treasury stock method.

2.   STOCK SPLIT

On June 23, 1994, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable August 1, 1994 to shareholders of record July 6, 1994. The share and per share data have been restated for the periods presented to reflect the stock split.

3.   MANAGEMENT OPINION

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and six months ended September 30, 1994 and 1993. The results of operations for the three and six month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



FINANCIAL CONDITION

On June 1, 1994, the Company acquired certain of the assets of the Zentronics Division of Westburne Industrial Enterprises Ltd. ("Westburne"), a Canadian corporation and assumed certain of Westburne's liabilities. The transaction was completed by Pioneer Standard Canada Inc., a newly-formed Canadian subsidiary of the Company by payment of an aggregate of approximately $13.9 million Cdn. (approximately $10.1 million U.S.) to Westburne in the first six-month period of the current fiscal year.

Current assets increased by $52.0 million and current liabilities increased by $21.6 million during the six-month period ended September 30, 1994, resulting in an increase of $30.4 million of working capital. The current ratio was 2.0:1 at September 30, 1994, compared with 1.9:1 at year-end, March 31, 1994.

During the first six months of the current year, total interest-bearing debt increased by $31.4 million. The ratio of interest-bearing debt to capitalization was 34% at September 30, 1994 compared with 21% at March 31, 1994.

The increase in financing requirements is attributable to the working capital needs arising from increased sales volume and the investment in the Zentronics business described above. The most recent six-month sales are up 22% from the trailing fiscal six-month sales volume.

Effective October 28, 1994, the Company amended its Credit Agreement with three banks to increase the credit lines available to the Company. This amendment provides for an increase in borrowings from $35.0 million to $45.0 million and permits an increase in the maximum short-term borrowings outside of the Credit Agreement to be outstanding at any one time from $15.0 million to $20.0 million. As of September 30, 1994, Credit Agreement borrowings were $29.0 million and short-term borrowings outside of the Credit Agreement were $8.5 million. In addition, pursuant to provisions of the Credit Agreement and upon consent of the parties thereto, the maturity date of the facility was extended for one additional year, resulting in a $45.0 million revolving credit facility with a maturity date of January 1, 1998, to be followed by a four-year term loan amortized in equal quarterly installments.

Management estimates that capital spending plans relating to ongoing initiatives designed to improve efficiencies through computer enhancement of operating processes, as well as meeting normal expansion needs of the business for the current year, will approximate $10.0 million ($4.4 million was expended in the first six months of the current year). Under present business conditions, it is anticipated that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH
THE SIX MONTHS ENDED SEPTEMBER 30, 1993

Net sales for the six-month period ended September 30, 1994 of $378.3 million were 39% greater than sales of the prior year six-month period of $271.8 million. The increase in sales reflects continuing strong demand for electronic components and computer systems and, in addition, sales of the newly-acquired Zentronics business accounted for 5% of this increase. During the first six months of 1994, semiconductor products accounted for 38% of the Company's sales compared with 39% in the prior year. Computer systems products accounted for 37% of sales in 1994 and 36% in 1993. Passive and electromechanical products accounted for 22% of sales in 1994 and 23% in 1993. Miscellaneous products accounted for 3% of sales in 1994 and 2% in 1993.

The percentage increase in cost of goods sold of 41% resulted in a gross margin of 19.2% in the first six months of the current year compared with 20.4% a year ago. A principal reason for the reduced gross margin in 1994 compared with the prior period is attributable to the incremental increase in sales volume of microprocessors earning a relatively low gross profit margin and which are marketed through an efficient, low-cost sales channel.

Warehouse, selling and administrative expenses of $52.4 million increased by 27% as compared with the $41.4 million incurred during the prior year six-month period. This resulted in a ratio of these expenses to sales of 13.9% for the 1994 period compared with 15.2% for the 1993 first six months.

The resulting operating profit of $20.2 million in 1994 was 5.3% of sales compared with $14.0 million in 1993 which was 5.1% of sales. Current year results reflect the increase in sales and effective cost containment.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $856,000 for the 1994 six-month period compared with $1,946,000 for the same period last year; net sales of the affiliate for the current year period of $185.9 million were 18% less than the sales of the prior year period of $226.0 million. This reduction is attributable to a lower volume of microprocessor sales. Notwithstanding this reduction, a significant portion of the affiliate's sales during the six-month period was still attributable to highly concentrated sales of certain microprocessors in large quantities, the sales volume of which might not be sustainable in future periods and the effect of which could result in a significant impact on net income of the affiliate.

The effective tax rate for the current six-month period was 41.9% of income before the Company's equity in its affiliate's earnings, compared with 42.2% a year ago; these effective tax rates include .4% and 1.2% for accrued taxes on the unremitted earnings of the affiliate for 1994 and 1993.

Primarily as a result of the factors noted above, the Company's net income for the six-month period ending September 30, 1994 of $11.6 million was $2.3 million higher than the $9.3 million earned a year ago.

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1993

Net sales for the three-month period ended September 30, 1994 of $194.4 million increased 42% over sales of the prior year three-month period of $137.3 million. The increase in sales reflects continuing strong demand for electronic components and computer and peripheral products, especially for those products tied to the rapidly growing personal computer industry. In addition, sales of the newly-acquired Zentronics business accounted for approximately 9% of this increase. Semiconductor products accounted for 38% of the Company's sales during the second fiscal quarter compared with 40% in the comparable quarter a year ago. Computer systems products were 37% during the quarter compared with 35% a year ago. Passive and electromechanical products were 22% during the quarter compared with 23% a year ago. Miscellaneous products accounted for 3% of sales in 1994 and 2% in 1993.

The percentage increase in cost of goods sold of 44% resulted in a gross margin of 19.3% in the second quarter of the current year compared with 20.5% a year ago. A principal reason for the reduced gross margin in 1994 compared with the prior period is attributable to the incremental increase in sales volume of microprocessors earning a relatively low gross profit margin and which are marketed through an efficient low cost sales channel.

Warehouse, selling and administrative expenses of $27.1 million increased by 31% over the $20.7 million incurred during the prior year three- month period. This resulted in a ratio of these expenses to sales of 13.9% for the 1994 period compared with 15.1% for the 1993 quarter.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $183,000 for the 1994 three-month period compared with $914,000 for the same period last year; net sales of the affiliate for the three-month period ended September 30, 1994 of $90.1 million were 31% less than the sales of the prior year three-month period of $130.6 million. This reduction is attributable to a lower volume of microprocessor sales. Notwithstanding this reduction, a significant portion of the affiliate's sales during the quarter was primarily still attributable to highly concentrated sales of certain microprocessors in large quantities, the sales volume of which might not be sustainable in future periods and the effect of which could result in a significant impact on net income of the affiliate.

The effective combined tax rate for the current year three-month period was 41.7% of income before the Company's equity in its affiliate's earnings compared with 42.0% a year ago; these effective tax rates include .2% and 1.0% for accrued taxes on the unremitted earnings of the affiliate for 1994 and 1993, respectively.

Primarily as a result of the factors above, the Company's net income for the three-month period ending September 30, 1994 of $5.6 million was $.8 million greater than the $4.8 million earned a year ago.

Pioneer-Standard Electronics, Inc. owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. The investment is accounted for by the equity method in the Company's financial statements via the balance sheet caption of "Investment in 50%-owned company" and via the statements of income caption of "Equity in earnings of 50%-owned company".


                        PIONEER TECHNOLOGIES GROUP, INC.

                                 BALANCE SHEETS

                             (Dollars in Thousands)
                                             September 30, 1994     March 31, 1994
                                                 (Unaudited)
ASSETS

Current assets
   Cash                                            $      9             $      8
   Accounts receivable - net                         33,246               29,213
   Merchandise inventory                             51,613               60,690
   Prepaid expenses                                     529                  405
   Deferred income taxes                              2,077                2,077
   Shareholder notes receivable                          13                   52
                                                    -------              -------
      Total current assets                           87,487               92,445

Property and equipment, at cost                      10,647               10,401
Accumulated depreciation                              5,050                4,746
                                                    -------              -------
   Net                                                5,597                5,655

Shareholder notes receivable                            231                  231
Other assets                                            445                  262
                                                    -------              -------
                                                    $93,760              $98,593
                                                    =======              =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                 $33,185              $44,072
   Accrued liabilities                                5,739                4,895
                                                    -------              -------
      Total current liabilities                      38,924               48,967

Long-term debt                                       24,195               20,698

Shareholders' equity
   Common stock $.10 par value                           10                   10
   Capital in excess of par value                        90                   90
   Retained earnings                                 30,541               28,828
                                                    -------              -------
      Total shareholders' equity                     30,641               28,928
                                                    -------              -------

                                                    $93,760               $98,593
                                                    =======               =======

                        PIONEER TECHNOLOGIES GROUP, INC.

                              STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)
                                                  Quarter ended                          Six months ended
                                                   September 30,                          September 30,

                                            1994                1993               1994                 1993
                                            ----                ----               ----                 ----
Net sales                                  $90,133             $130,636          $185,875             $225,971

Costs and expenses:
   Cost of goods sold                       78,331             117,341            159,683              198,823
   Selling and
      administrative expense                10,626               9,985             22,284               20,142
                                           -------             -------            -------              -------
Operating profit                             1,176               3,310              3,908                7,006

Interest expense                               554                 264              1,006                  518
                                           -------             -------            -------              -------

Income before
   income taxes                                622               3,046              2,902                6,488

Provision for
   income taxes                                255               1,218              1,190                2,595
                                           -------             -------            -------              -------

Net income                                 $   367             $ 1,828            $ 1,712              $ 3,893
                                           =======             =======            =======              =======





Average shares outstanding                 100,000             100,000            100,000              100,000

Earnings per share                           $3.67              $18.28             $17.12               $38.93

Dividends per share                            ---                 ---                ---                  ---

                        PIONEER TECHNOLOGIES GROUP, INC.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                                             Six months ended
                                                                               September 30,

                                                                       1994                    1993
                                                                       ----                    ----
Cash flows from operating activities:
   Net income                                                        $ 1,712                 $  3,893
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Items not affecting cash                                          670                      535
       Decrease (increase) in operating working capital               (5,084)                  18,311
       Decrease (increase) in other assets                              (182)                      53
                                                                     -------                  -------
          Total adjustments                                           (4,596)                  18,899
                                                                     -------                  -------
          Net cash provided by (used in)
            operating activities                                     (2,884)                   22,792

Cash flows from investing activities:
     Additions to property and equipment                                (612)                    (919)
                                                                      ------                  -------
          Net cash used in
            investing activities                                        (612)                    (919)


Cash flows from financing activities:
     Increase (decrease) in long-term debt                             3,497                  (21,873)
                                                                     -------                  -------
          Net cash provided by (used in)
             financing activities                                      3,497                  (21,873)
                                                                     -------                  -------

Net increase in cash                                                       1                      ---

Cash at beginning of period                                                8                        7
                                                                     -------                  -------

Cash at end of period                                                $     9                  $     7
                                                                     =======                  =======

PART II - OTHER INFORMATION

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   At the Annual Meeting of Shareholders held on July 27, 1993 (the "Annual Meeting"), the shareholders voted to amend the Company's Amended Articles of Incorporation to increase the number of authorized Common Shares of the Company from 20,000,000 to 40,000,000 Common Shares. The proposal was passed by a vote of 7,237,942 shares for, 1,265,042 shares against, 17,764 shares abstained and there were no broker non-votes.

                   At the Annual Meeting, shareholders also voted to elect Preston B. Heller, Jr., Arthur Rhein and Thomas C. Sullivan to additional three-year terms as Directors of the Company. Following is a summary of the voting:


                                             Preston B.              Arthur               Thomas C.
                   Votes                    Heller, Jr.              Rhein                Sullivan
                   -----                  --------------           ----------           -------------
                   For                         8,156,269            8,158,792              8,157,819

                   Withheld                      364,479              361,956                362,929

                   Broker Non-Votes                    0                    0                      0



       ITEM 5.     OTHER INFORMATION
                   Effective October 28, 1994, the Company amended its Credit Agreement providing for an increase in borrowings from $35.0 million to $45.0 million and permitting for an increase in the maximum short-term borrowings outside of the Credit Agreement to be outstanding at any one time from $15.0 million to $20.0 million. See Management's Discussion - Financial Condition for addition details.

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                   (a)  EXHIBITS
                        Number     Description
                        ------     -----------
                        10         Consolidated Amendment No. 1 to the Credit
                                   Agreement, dated as of October 28, 1994,
                                   together with an Amended and Restated
                                   Promissory Note
                        11         Calculation of Primary Earnings Per Share
                        27         Financial Data Schedule

                   (b) FORM 8-K There were no reports on Form 8-K filed during the three-month period ended September 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PIONEER-STANDARD ELECTRONICS, INC.



Date: November 10, 1994                         Preston B. Heller, Jr.
      -------------------        -----------------------------------------------
                                           Chairman of the Board and
                                            Chief Executive Officer


Date: November 10, 1994                          John V. Goodger
      -------------------        -----------------------------------------------
                                            Vice President, Treasurer
                                             and Assistant Secretary