Form 10-Q
period 1994-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1995-02-10
CIK 78749

                                  FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X    OF THE SECURITIES EXCHANGE ACT OF 1934
  ---
For the quarterly period ended December 31, 1994.
                               -----------------
                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________.

Commission file number 05734
                       -----
                      Pioneer-Standard Electronics, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                      34-0907152
- - - -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 4800 East 131st Street, Cleveland, OH        44105
- - - ----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code:  (216) 587-3600
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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF FEBRUARY 8, 1995: 14,913,346.

PART I - FINANCIAL INFORMATION

                                                PIONEER-STANDARD ELECTRONICS, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                      (Dollars in Thousands)


                                                                   December 31, 1994                    March 31, 1994
ASSETS                                                                  (Unaudited)
Current assets
   Cash                                                                    $  14,581                         $  5,954
   Accounts receivable - net                                                 113,892                           81,155
   Merchandise inventory                                                     131,405                           85,754
   Prepaid expenses                                                            1,661                              919
   Deferred income taxes                                                       5,511                            4,391
                                                                            --------                         --------
      Total current assets                                                   267,050                          178,173

Investment in 50% - owned company                                             15,329                           14,463
Other assets                                                                   5,353                            1,831

Property and equipment, at cost                                               51,587                           45,817
Accumulated depreciation                                                      23,000                           20,245
                                                                            --------                         --------
   Net                                                                        28,587                           25,572
                                                                            --------                         --------
                                                                            $316,319                         $220,039
                                                                            ========                         ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                                                 $   4,500                          $  2,000
   Accounts payable                                                         110,088                            68,585
   Accrued liabilities                                                       20,952                            19,400
   Long-term debt due within
     one year                                                                 2,970                             3,056
                                                                           --------                          --------
      Total current liabilities                                             138,510                            93,041

Long-term debt                                                               56,306                            22,272
Deferred income taxes                                                         2,038                             1,986

Shareholders' equity
   Common stock, at stated value                                              6,667                             6,609
   Capital in excess of stated value                                         16,323                            15,806
   Retained earnings                                                         96,829                            80,325
   Currency translation adjustments                                            (354)                                -
                                                                           --------                          --------
      Total shareholders' equity                                            119,465                           102,740
                                                                           --------                          --------
                                                                           $316,319                          $220,039
                                                                           ========                          ========

See accompanying notes.

                                                PIONEER-STANDARD ELECTRONICS, INC.

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)
                                          (Dollars in Thousands Except Per Share Amounts)



                                                       Quarter ended                       Nine months ended
                                                        December 31,                          December 31,

                                                        1994             1993             1994             1993
                                                        ----             ----             ----             ----
Net sales                                          $212,433          $149,814         $590,688         $421,601

Costs and expenses:
   Cost of goods sold                               173,841           120,807          479,508          337,159
   Warehouse, selling and
      administrative expense                         26,959            20,627           79,396           62,067
                                                    -------           -------         --------         --------
Operating profit                                     11,633             8,380           31,784           22,375

Interest expense                                      1,041               662            2,686            2,013
Currency transaction loss                               131               ---              131              ---
Equity in earnings of
   50%-owned company                                      9               404              865            2,350
                                                    -------           -------         --------         --------

Income before income taxes                           10,470             8,122           29,832           22,712

Provision for income taxes                            4,340             3,235           12,088            8,566
                                                    -------           -------         --------         --------

Net income                                          $ 6,130           $ 4,887         $ 17,744         $ 14,146
                                                    =======           =======         ========         ========





Average shares outstanding                       15,262,621        15,150,532       15,252,844       15,084,822

Shares outstanding at end of period              14,913,346        14,721,673       14,913,346       14,721,673

Earnings per share                                     $.40              $.32            $1.16             $.94

Dividends per share                                    $.03             $.023            $.083            $.063




See accompanying notes.

                                                PIONEER-STANDARD ELECTRONICS, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                      (Dollars in Thousands)


                                                                                         Nine months ended
                                                                                            December 31,
                                                                                 1994                              1993
                                                                                 ----                              ----
Cash flows from operating activities:
   Net income                                                                $17,744                            $14,146
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                           4,749                              4,164
       Undistributed earnings of affiliate                                      (865)                            (2,350)
       Increase in operating working capital                                 (28,594)                           (22,218)
       Increase in other assets                                               (1,460)                               (67)
       Deferred taxes                                                         (1,077)                              (426)
                                                                             -------                            -------
         Total adjustments                                                   (27,247)                           (20,897)
                                                                             -------                            -------

         Net cash used in
           operating activities                                               (9,503)                            (6,751)

Cash flows from investing activities:
   Acquisition of business                                                   (10,068)                               ---
   Additions to property and equipment                                        (7,523)                            (4,736)
                                                                             -------                             ------
         Net cash used in investing activities                               (17,591)                            (4,736)

Cash flows from financing activities:
   Increase in short-term financing                                            2,500                              2,500
   Increase in revolving credit borrowings                                    42,000                             25,000
   Decrease of revolving credit borrowings                                    (5,000)                           (15,000)
   Decrease in other long-term
     debt obligations                                                         (3,052)                              (260)
   Issuance of common shares under company
     stock option plan                                                           575                                176
   Dividends paid                                                             (1,240)                              (930)
                                                                             -------                             ------
        Net cash provided by financing activities                             35,783                             11,486

Effect of exchange rate changes on cash                                          (62)                               ---
                                                                             -------                             ------

Net increase (decrease) in cash                                                8,627                                 (1)

Cash at beginning of period                                                    5,954                              1,864
                                                                             -------                             ------

Cash at end of period                                                        $14,581                             $1,863
                                                                             =======                             ======

See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.  PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and nine-month periods ended December 31, 1994 and 1993. Common share equivalents consist of shares exercisable for stock options computed by using the treasury stock method.

2.   STOCK SPLIT

On June 23, 1994, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable August 1, 1994 to shareholders of record July 6, 1994. The share and per share data have been restated for the periods presented to reflect the stock split.

3.   ACQUISITION

On June 1, 1994, the Company acquired certain of the assets of the Zentronics Division of Westburne Industrial Enterprises Ltd. ("Westburne"), a Canadian corporation and assumed certain of Westburne's liabilities for a purchase price of $13.9 million Cdn. (approximately $10.1 million U.S.). The acquisition does not meet the significant subsidiary tests as defined in Rule 3-05 of Regulation S-X and the impact on the Company's operations was not significant.

4.   MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and nine months ended December 31, 1994 and 1993. The results of operations for the three and nine month periods are not necessarily indicative of results which may be expected for a full year.

                      PIONEER-STANDARD ELECTRONICS, INC.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



FINANCIAL CONDITION

On June 1, 1994, the Company acquired certain of the assets of the Zentronics Division of Westburne Industrial Enterprises Ltd. ("Westburne"), a Canadian corporation and assumed certain of Westburne's liabilities. The transaction was completed by Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company by payment of an aggregate of approximately $13.9 million Cdn. (approximately $10.1 million U.S.) to Westburne.

Current assets increased by $88.9 million and current liabilities increased by $45.5 million during the nine-month period ended December 31, 1994, resulting in an increase of $43.4 million of working capital. The current ratio was 1.9:1 at December 31, 1994 and at year-end, March 31, 1994.

During the first nine months of the current year, total interest-bearing debt increased by $36.4 million. The ratio of interest-bearing debt to capitalization was 35% at December 31, 1994 compared with 21% at March 31, 1994. The increase in financing requirements is attributable to the working capital needs arising from increased sales volume and the investment in the Zentronics business described above. The most recent nine-month sales are up 26% (excluding Zentronics current year sales) from the trailing fiscal nine-month sales volume.

Effective October 28, 1994, the Company amended its Credit Agreement with three banks to increase the credit lines available to the Company. This amendment provides for an increase in borrowings from $35.0 million to $45.0 million and allows for an increase in the maximum short-term borrowings outside of the Credit Agreement to be outstanding at any one time from $15.0 million to $20.0 million. In addition, pursuant to provisions of the Credit Agreement and upon consent of the parties thereto, the maturity date of the facility was extended for one additional year, resulting in a $45.0 million revolving credit facility with a maturity date of January 1, 1998, followed by a four-year term loan amortized in equal quarterly installments. As of December 31, 1994, Credit Agreement borrowings were $41.0 million and short-term borrowings outside of the Credit Agreement were $4.5 million.

Management estimates that capital spending plans relating to ongoing initiatives designed to improve efficiencies through computer enhancement of operating processes, as well as meeting normal expansion needs of the business for the current year, will approximate $10.0 million ($7.5 million was expended in the first nine months of the current year). Under present business conditions, it is anticipated that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1993

Net sales for the nine-month period ended December 31, 1994 of $590.7 million were 40% greater than sales of the prior year nine-month period of $421.6 million. The increase in sales reflects continuing strong demand for electronic components and computer systems and, in addition, sales of the newly-acquired Zentronics business accounted for 7% of this increase. During the first nine months of 1994, semiconductor products accounted for 38% of the Company's sales compared with 41% in the prior year. Computer systems products accounted for 38% of sales in 1994 and 34% in 1993. Passive and electromechanical products accounted for 22% of sales in 1994 and 23% in 1993. Miscellaneous products accounted for 2% of sales in both 1994 and 1993.

The percentage increase in cost of goods sold of 42% resulted in a gross margin of 18.8% in the first nine months of the current year compared with 20.0% a year ago. A major factor for the reduced gross margin percent in 1994 compared with the prior period is attributable to the incremental increase in sales volume of microprocessors earning relatively lower gross profit margins which are marketed through an efficient, low-cost sales channel.

Warehouse, selling and administrative expenses of $79.4 million increased by 28% as compared with the $62.1 million incurred during the prior year nine-month period. This resulted in a ratio of these expenses to sales of 13.4% for the 1994 period compared with 14.7% for the 1993 first nine months.

The resulting operating profit of $31.8 million in 1994 was 5.4% of sales compared with $22.4 million in 1993 which was 5.3% of sales. Current year results reflect the increase in sales and effective cost containment.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $865,000 for the 1994 nine-month period compared with $2,350,000 for the same period last year; net sales of the affiliate for the current year period of $271.1 million were 18% less than the sales of the prior year period of $329.4 million. The net sales reduction is attributable to a lower volume of microprocessor sales which earn a relatively low gross profit margin. The lower microprocessor sales and increased operating expenses impacted current year profitability. Notwithstanding the reduced sales level for the current nine month period, a significant portion of the affiliate's sales during the nine-month period was attributable to highly concentrated sales of certain microprocessors in large quantities, the sales volume of which might not be sustainable in future periods and the effect of which could result in a significant impact on net income of the affiliate.

The effective tax rate for the current nine-month period was 41.7% of income before the Company's equity in its affiliate's earnings, compared with 42.1% a year ago; these effective tax rates include .2% and .8% for deferred taxes on the unremitted earnings of the affiliate for 1994 and 1993.

Primarily as a result of the factors noted above, the Company's net income for the nine-month period ending December 31, 1994 of $17.7 million was $3.6 million higher than the $14.1 million earned a year ago.

THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1993

Net sales for the three-month period ended December 31, 1994 of $212.4 million increased 42% over sales of the prior year three-month period of $149.8 million. The increase in sales reflects continuing strong demand for electronic components and computer and peripheral products, especially for those products tied to the rapidly growing personal computer industry. In addition, sales of the newly-acquired Zentronics business accounted for approximately 9% of this increase. Semiconductor products accounted for 38% of the Company's sales during the third fiscal quarter compared with 44% in the comparable quarter a year ago. Computer systems products were 39% during the quarter compared with 33% a year ago. Passive and electromechanical products were 21% during both quarters. Miscellaneous products accounted for 2% of sales in both 1994 and 1993.

The percentage increase in cost of goods sold of 44% resulted in a gross margin of 18.2% in the third quarter of the current year compared with 19.4% a year ago. A contributing factor for the reduced gross margin percent in 1994 compared with the prior period is attributable to the incremental increase in sales volume of microprocessors earning relatively lower gross profit margins which are marketed through an efficient low cost sales channel.

Warehouse, selling and administrative expenses of $27.0 million increased by 31% over the $20.6 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 12.7% for the 1994 period compared with 13.8% for the 1993 quarter.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $9,000 for the 1994 three-month period compared with $404,000 for the same period last year; net sales of the affiliate for the three-month period ended December 31, 1994 of $85.2 million were 18% less than the sales of the prior year three-month period of $103.4 million. This net reduction is attributable to a lower volume of microprocessor sales which earn a relatively low gross profit margin. The lower microprocessor sales and increased operating expenses impacted current year profitability. Notwithstanding the reduced sales level for the current three-month period, a significant portion of the affiliate's sales during the quarter was attributable to highly concentrated sales of certain microprocessors in large quantities, the sales volume of which might not be sustainable in future periods and the effect of which could result in a significant impact on net income of the affiliate.

The effective combined tax rate for the current year three-month period was 41.5% of income before the Company's equity in its affiliate's earnings compared with 41.9% a year ago; these effective tax rates include .7% for deferred taxes on the unremitted earnings of the affiliate for 1993 and only a nominal amount in 1994.

Primarily as a result of the factors above, the Company's net income for the three-month period ending December 31, 1994 of $6.1 million was $1.2 million greater than the $4.9 million earned a year ago.

Pioneer-Standard Electronics, Inc. owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. The investment is accounted for by the equity method in the Company's financial statements via the balance sheet caption of "Investment in 50%-owned company" and via the statements of income caption of "Equity in earnings of 50%-owned company".


                                PIONEER TECHNOLOGIES GROUP, INC.

                                         BALANCE SHEETS

                                     (Dollars in Thousands)


                                                   December 31, 1994            March 31, 1994
                                                         (Unaudited)
ASSETS

Current assets
   Cash                                                    $      9                  $      8
   Accounts receivable - net                                 32,467                    29,213
   Merchandise inventory                                     52,224                    60,690
   Prepaid expenses                                             528                       405
   Deferred income taxes                                      2,136                     2,077
   Shareholder notes receivable                                  19                        52
                                                            -------                   -------
      Total current assets                                   87,383                    92,445

Property and equipment, at cost                              10,953                    10,401
Accumulated depreciation                                      5,416                     4,746
                                                            -------                   -------
   Net                                                        5,537                     5,655

Shareholder notes receivable                                    231                       231
Other assets                                                    268                       262
                                                            -------                   -------
                                                            $93,419                   $98,593
                                                            =======                   =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $25,802                   $44,072
   Accrued liabilities                                        4,953                     4,895
                                                            -------                   -------
      Total current liabilities                              30,755                    48,967

Long-term debt                                               32,006                    20,698

Shareholders' equity
   Common stock $.10 par value                                   10                        10
   Capital in excess of par value                                90                        90
   Retained earnings                                         30,558                    28,828
                                                            -------                   -------
      Total shareholders' equity                             30,658                    28,928
                                                            -------                   -------

                                                            $93,419                   $98,593
                                                            =======                   =======



                                                 PIONEER TECHNOLOGIES GROUP, INC.

                                                       STATEMENTS OF INCOME
                                                            (Unaudited)
                                          (Dollars in Thousands Except Per Share Amounts)


                                                       Quarter ended                         Nine months ended
                                                        December 31,                            December 31,

                                                   1994                1993               1994                 1993
                                                   ----                ----               ----                 ----
Net sales                                       $85,238            $103,437           $271,113             $329,408

Costs and expenses:
   Cost of goods sold                            73,612              91,944            233,295              290,767
   Selling and
      administrative expense                     11,038               9,819             33,322               29,961
                                                -------             -------            -------              -------
Operating profit                                    588               1,674              4,496                8,680

Interest expense                                    560                 307              1,566                  825
                                                -------             -------            -------              -------

Income before
   income taxes                                      28               1,367              2,930                7,855

Provision for
   income taxes                                      10                 559              1,200                3,154
                                                -------             -------            -------              -------

Net income                                      $    18             $   808            $ 1,730              $ 4,701
                                                =======             =======            =======              =======




Average shares outstanding                      100,000             100,000            100,000              100,000

Earnings per share                                $.018               $8.08             $17.30               $47.01

Dividends per share                                 ---                 ---                ---                  ---

                                                 PIONEER TECHNOLOGIES GROUP, INC.

                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                      (Dollars in Thousands)


                                                                            Nine months ended
                                                                               December 31,

                                                                         1994                    1993
                                                                         ----                    ----
Cash flows from operating activities:
   Net income                                                        $ 1,730                 $  4,701
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Items not affecting cash                                        1,045                      834
       Decrease (increase) in operating working capital              (13,149)                   6,782
       Increase in other assets                                           (6)                     (40)
                                                                     -------                  -------
          Total adjustments                                          (12,110)                   7,576
                                                                     -------                  -------
          Net cash provided by (used in)
            operating activities                                     (10,380)                  12,277

Cash flows from investing activities:
     Additions to property and equipment                                (927)                  (1,728)
                                                                      ------                  -------
          Net cash used in
            investing activities                                        (927)                  (1,728)


Cash flows from financing activities:
     Increase (decrease) in long-term debt                            11,308                  (10,548)
                                                                     -------                  -------
          Net cash provided by (used in)
             financing activities                                     11,308                  (10,548)
                                                                     -------                  -------

Net increase in cash                                                       1                        1

Cash at beginning of period                                                8                        7
                                                                     -------                  -------

Cash at end of period                                                $     9                  $     8
                                                                     =======                  =======

PART II - OTHER INFORMATION

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                (a)  EXHIBITS
                     Number        Description
                     ------        -----------
                     11            Calculation of Primary Earnings Per Share
                     27            Financial Data Schedule

                (b) FORM 8-K There were no reports on Form 8-K filed during the three-month period ended December 31, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PIONEER-STANDARD ELECTRONICS, INC.



Date: February 9, 1995                          /s/ Preston B. Heller, Jr.
     ------------------                 ------------------------------------
                                                Chairman of the Board and
                                                 Chief Executive Officer


Date: February 9, 1995                          /s/ John V. Goodger
     ------------------                 ------------------------------------
                                                Vice President, Treasurer
                                                 and Assistant Secretary