Form 10-K405
period 1995-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1995-06-21
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                X   Annual Report Pursuant to Section 13 or 15(d)
              ----
             of the Securities Exchange Act of 1934 (Fee required)
                    For the fiscal year ended March 31, 1995
            or     Transition Report Pursuant to Section 13 or 15(d)
               ---   of the Securities Exchange Act of 1934

                           Commission File No. 0-5734

                      Pioneer-Standard Electronics, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                 34-0907152
- -------------------------------            ----------------------
(State or other jurisdiction of            (I.R.S. employer iden-
 incorporation or organization)             tification no.)

4800 East 131st Street, Cleveland, Ohio            44105
- ---------------------------------------          ----------
(Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code: (216) 587-3600
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
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

            Yes            X                  No
                 ---------------------             ---------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 -----

The aggregate market value of voting shares of the Registrant held by non-affiliates (which excludes voting shares held by officers and Directors of the Registrant) was $314,199,517 as of June 1, 1995, computed on the basis of the last reported sale price per share ($22.875) of such shares on The Nasdaq Stock Market.

The number of Common Shares outstanding as of June 1, 1995 was 14,933,771.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 25, 1995 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1995.

The Common Share information contained in this Form 10-K reflects a three-for-two share split effected in the form of a 50% share dividend declared on June 23, 1994 paid on August 1, 1994 to shareholders of record on July 6, 1994.


                                     PART I


Item 1.  Business

(a) Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 4800 East 131st Street, Cleveland, Ohio 44105 (telephone number (216) 587-3600). The Company first offered its securities to the public in 1971. In November, 1982, the Company purchased substantially all of the assets of the Electronics and Military divisions of The Harvey Group, Inc., a New York corporation. On December 28, 1990, the Company purchased from Lex Electronics, Inc., a New York corporation, certain assets of Lex's Computer Systems Division. On June 1, 1994, Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company, purchased from United Westburne Inc., a Canadian corporation, certain of the assets and assumed certain liabilities of Westburne's Zentronics Division, which the Company believes is one of the largest distributors of electronic components and computer products in Canada. There have not been any material changes in the nature of the business done by the Company since April 1, 1994. Except as otherwise stated, the term "Company" as used herein shall mean Pioneer-Standard Electronics, Inc. and Pioneer-Standard Canada Inc.

(b) The Company is engaged in the distribution of industrial and end-user electronic products, which business comprises only one basic industry segment.

(c) The following is a description of various aspects of the Company's business:

         Industrial and End-User Distribution - The Company distributes a broad range of electronics components and computer products manufactured by others. These products are sold to original equipment manufacturers, value-added resellers, research laboratories, government agencies, and end-users, including manufacturing companies, and service and other non-manufacturing organizations. These products are classified into three broad categories: semiconductors, computer products, and passive and electromechanical components. During fiscal 1995, semiconductor products accounted for 37% of the Company's sales compared with 41% in 1994 and 37% in 1993. These products include microprocessors, memory devices, programmable logic devices, analog and digital integrated circuits and other semiconductor devices. During fiscal 1995, computer products accounted for 38% of the Company's sales compared with 33% in 1994 and 39% in 1993.
These products include computers (primarily mini and personal), display terminals, disk drives, development systems and networking products. During fiscal 1995, passive and electromechanical products accounted for 22% of the Company's sales, compared with 24% in 1994 and 21% in 1993. These products include capacitors, connectors, resistors, potentiometers, switches and power conditioning equipment.

         As a part of its distributor operations, the Company provides value-added services including point of use inventory management, systems integration, just-in-time kitting operations, memory and logic device programming and connector assemblies to customer specifications. Sales amounts for these services are included among the three broad categories discussed above.

         Miscellaneous products accounted for 3% of sales in 1995, 2% of sales in 1994 and for 3% of sales in 1993.

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

         Products Distributed and Sources of Supply - The Company (together with Pioneer Technologies) is the third largest of the approximately 1,500 electronics distributors serving North American markets in terms of combined sales. The Company markets electronic components supplied by over 100 manufacturers. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 1995 fiscal year, products purchased from the Company's five largest suppliers accounted for 73% of total sales volume, with Digital Equipment Corporation and Intel Corporation being the largest two suppliers. The loss of any one of the top five suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company. The majority of the products sold by the Company are purchased pursuant to distributor agreements which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. The Company believes it has good relationships with its suppliers.

         Customers - The Company serves over 19,000 customers in many major markets of North America. No single customer accounted for more than five percent of the Company's total sales for the fiscal year ended March 31, 1995.

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

         Employees - The Company currently has 1,399 employees, with approximately 1,376 of these persons employed on a full-time basis and the balance on a part-time basis. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

(d) Prior to fiscal 1995, the distribution of the Company's products has been primarily in the United States. The Company gained a West Coast presence through its March, 1989 acquisition of the assets of Compumech Electronics, Inc. and its December, 1990 acquisition of certain assets of the Lex Computer Systems Division of Lex Electronics, Inc. The Company entered the Canadian market through its June, 1994 acquisition of certain assets of the Zentronics division of United Westburne Inc. Export sales are not a significant portion of the Company's sales.

Item 2.  Properties

The Company's major distribution facilities used in the business are set forth below:

                                                   Owned or         Expiration Date
                 Location           Sq. Ft.         Leased            of Lease (1)
                 --------           -------        --------         --------------
Chicago, Illinois                   11,300         Leased           April 14, 1998
Cleveland, Ohio (2)                 87,000         Owned
Dallas, Texas                       13,500         Leased           October 31, 1999
Dayton, Ohio                        60,800         Owned
Eden Prairie, Minnesota             12,800         Leased           August 31, 1997
Freemont, California                12,000         Leased           March 15, 1999
Irvine, California                  14,700         Leased           February 1, 1997
Lexington, Massachusetts            26,400         Owned
Montreal, Canada                    12,100         Leased           February 28, 1999
Solon, Ohio                         86,300         Leased           March 31, 1996
Solon, Ohio                         30,000         Leased           June 30, 1995
Solon, Ohio                         41,000         Leased           March 31, 1999
Solon, Ohio                         44,700         Leased           May 31, 1999
Toronto, Canada                     32,700         Leased           May 31, 1997
Twinsburg, Ohio (3)                 106,000        Owned
Woodbury, New York                   35,600        Leased           September 30, 1997

- ---------------

         (1) The major leases contain renewal options for periods ranging from one to twenty years.

         (2)     Corporate headquarters.

         (3)     Corporate Distribution Center.

         The Company also has entered into various leases for distribution facilities of 10,000 square feet or less.

Item 3.  Legal Proceedings

         As of March 31, 1995, the Company was not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1995.

Executive Officers of the Company(1)

         The name, age and positions of each executive officer of the Company as of June 1, 1995 are as follows:

                 Name            Age               Position
                 ----            ---               --------
         James L. Bayman          58       Chief Executive Officer of the
                                           Company since April 3, 1995,
                                           and President of the Company
                                           since June, 1984.  Chief
                                           Operating Officer of the
                                           Company from June, 1984 to
                                           April 3, 1995.

         Preston B. Heller, Jr.   65       Chairman of the Board of the
                                           Company since June, 1984.  Chief
                                           Executive Officer of the Company
                                           from June, 1984 to April 3, 1995.

         Arthur Rhein             49       Senior Vice President of the
                                           Company since April, 1993 and
                                           Vice President - Marketing of the
                                           Company from 1986 to April, 1993.
                                           Prior thereto, Vice President -
                                           Northeast Division of the Company
                                           from 1984 to 1986.

         John V. Goodger          59       Vice President, Treasurer, and
                                           Assistant Secretary of the
                                           Company since February, 1990.
                                           Prior thereto, Vice President,
                                           Treasurer and Assistant Secretary
                                           of Ferro Corporation from 1987 to
                                           1990 and Vice President and
                                           Treasurer of Ferro Corporation
                                           from 1984 to 1990.

         Janice M. Margheret      40       Senior Vice President of the
                                           Company since April, 1993 and
                                           Vice President and Controller of
                                           the Company from July, 1987 to
                                           April, 1993.  Prior thereto,
                                           Group Controller of the Company
                                           from 1983 to 1987.




         William A. Papenbrock    56       Secretary of the Company since
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

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Shares, without par value, are traded on The Nasdaq Stock Market. Common Share prices are quoted daily under the symbol PIOS. The high and low sales prices for the Common Shares, and the cash dividends paid on the Common Shares, for each quarter of the two most recent fiscal years and additional information required by this Item is included under
Exhibit 99(c) to this Form 10-K Annual Report.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item is included under Exhibit 99(e) to this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is included under Exhibit 99(f) to this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on July 25, 1995 (the "1995 Proxy Statement") is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         The information required by this item is incorporated herein by reference to "Compensation of Executive Officers" in the 1995 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to "Share Ownership" in the 1995 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to "Election of Directors - Certain Transactions" in the 1995 Proxy Statement.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following financial statements and schedules are filed as part of this report on Exhibit 99(f) as indicated:


(1)      Financial Statements and Schedules

Pioneer-Standard Electronics, Inc.

Report of independent auditors
Balance sheet as of March 31, 1995 and 1994
For the years ended March 31, 1995, 1994
 and 1993:
        Statements of income
        Statements of shareholders' equity
        Statements of cash flows
Notes to financial statements

Report of independent auditors
Schedules for years ended March 31, 1995,
 1994 and 1993:
        VIII - Valuation and qualifying
          accounts
Quarterly Financial Data

Pioneer Technologies Group, Inc.

Report of independent auditors
Balance sheet as of March 31, 1995 and 1994
For the years ended March 31, 1995, 1994
 and 1993:
        Statements of income and
          retained earnings
        Statements of cash flows
Notes to financial statements

Schedules for years ended March 31, 1995,
 1994 and 1993:
        VIII - Valuation and qualifying
          accounts



All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(2)  Exhibits

See the Index to Exhibits at page E-1 of this Form 10-K.

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PIONEER-STANDARD ELECTRONICS, INC.

Date:    June 20, 1995                  By:  /s/ James L. Bayman
                                             -------------------
                                             James L. Bayman,
                                             President and Chief
                                             Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title                                                       Date
- -------------------                                                       ----

/s/ Preston B. Heller, Jr.        Chairman of the     )
- ----------------------------      Board               )
   Preston B. Heller, Jr.                             )
                                                      )
                                                      )
/s/ John V. Goodger               Vice President,     )
- ----------------------------      Treasurer and       )
       John V. Goodger            Assistant Secretary )
                                                      )
                                                      )
/s/ Janice M. Margheret           Senior Vice         )
- ----------------------------      President           )
     Janice M. Margheret                              )
                                                      )
/s/ James L. Bayman               Director            )
- ----------------------------                          )
      James L. Bayman                                 )
                                                      )
/s/ Frederick A. Downey           Director            )         June 20, 1995
- ----------------------------                          )
    Frederick A. Downey                               )
                                                      )
/s/ Victor Gelb                   Director            )
- ----------------------------                          )
        Victor Gelb                                   )
                                                      )
/s/ Gordon E. Heffern             Director            )
- ----------------------------                          )
     Gordon E. Heffern                                )
                                                      )
/s/ Arthur Rhein                  Director            )
- ----------------------------                          )
        Arthur Rhein                                  )
                                                      )
                                  Director            )
- ----------------------------                          )
       Edwin Z. Singer                                )
                                                      )
/s/ Thomas C. Sullivan            Director            )
- ----------------------------                          )
     Thomas C. Sullivan                               )
                                                      )
/s/ Karl E. Ware                  Director            )
- ----------------------------                          )
       Karl E. Ware

                       Pioneer-Standard Electronics, Inc.
                                 Exhibit Index


                                                                           Sequential
Exhibit No.                                Description                     Page No.
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

  (b)            Amendment Agreement dated as of June 30, 1993
                   by and among the Company, National City Bank,
                   Society National Bank (successor in interest
                   to Ameritrust Company National Association)
                   and Star Bank, N.A., which is incorporated
                   herein by reference from the Company's Annual
                   Report on Form 10-K for the year ended
                   March 31, 1994.                                           N/A

  (c)            Second Amendment Agreement dated as of
                   May 27, 1994 by and among the Company,
                   National City Bank, Society National Bank
                   (successor in interest to Ameritrust Company
                   National Association) and Star Bank, N.A. and
                   National City Bank, as Agent, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for the
                   year ended March 31, 1994.                                N/A

  (d)            Consolidated Amendment No. 1 to Credit Agreement
                   dated as of October 28, 1994 by and among the
                   Company, National City Bank and Star Bank,
                   N.A. and National City Bank, as Agent.                    16

  (e)            Consolidated Amendment No. 2 to Credit Agreement
                   dated as of February 28, 1995 by and among the
                   Company, National City Bank and Star Bank,
                   N.A. and National City Bank, as Agent.                    22

  (f)            Rights Agreement dated as of April 25, 1989
                   by and between the Company and AmeriTrust
                   Company National Association, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for
                   the year ended March 31, 1989.                            N/A

                                                                           Sequential
Exhibit No.                                Description                     Page No.
- -----------                                -----------                     ----------
  (g)            Note Purchase Agreement dated as of October
                   31, 1990 by and between the Company and
                   Teachers Insurance and Annuity Association
                   of America, which is incorporated herein
                   by reference from the Company's Quarterly
                   Report on Form 10-Q for the quarter ended
                   December 31, 1990.                                        N/A

  (h)            Amendment No. 1 to Note Purchase Agreement
                   dated as of November 1, 1991 by and between
                   the Company and Teachers Insurance and
                   Annuity Association of America, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for
                   the year ended March 31, 1993.                            N/A

10.(a)           Amended and Restated Employment Agreement
                   effective as of April 3, 1995 by and between
                   the Company and Preston B. Heller, Jr.                    33

   (b)           Amended and Restated Employment Agreement
                   effective as of April 3, 1995 by and between
                   the Company and James L. Bayman.                          46

   (c)           Amended and Restated Employment Agreement
                   effective as of April 3, 1995 by and
                   between the Company and Janice M. Margheret.              61

   (d)           Amended and Restated Employment Agreement
                   effective as of April 3, 1995 by and between
                   the Company and Arthur Rhein.                             76

   (e)           Amended and Restated Employment Agreement
                   effective as of April 3, 1995 by and between
                   the Company and John V. Goodger.                          91

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

   (h)           Amended and Restated 1991 Stock Option Plan,
                   which is incorporated by reference from the
                   Company's Form S-8 Registration Statement
                   dated April 28, 1994.                                     N/A

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

                                                                           Sequential
Exhibit No.                                Description                     Page No.
- -----------                                -----------                     ----------
11.              Statement regarding computation of per share
                   earnings.                                                 106

21.              Subsidiaries of the Registrant, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for the
                   year ended March 31, 1994.                                N/A

24.              Consents of Ernst & Young LLP, Independent
                   Auditors.                                                 107

27.              Financial Data Schedule                                     109

99.(a)           Certificate of Insurance Policy effective
                   November 1, 1995 between Chubb Group of
                   Insurance Companies and Pioneer-Standard
                   Electronics, Inc.                                         110

99.(b)           Forms of Amended and Restated Indemnification
                   Agreement entered into by and between the
                   Company and each of its Directors and
                   Executive Officers, which is incorporated
                   herein by reference from the Company's
                   Annual Report on Form 10-K for the year
                   ended March 31, 1994.                                     N/A

99.(c)           Dividend Information and Price Range of
                   Common Shares                                             111

99.(d)           Selected Financial Data                                     112

99.(e)           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.            113

99.(f)           Financial Statements and Schedules listed
                   under Items 14(a).                                        116
