Form 10-Q
period 1995-06-30
PIONEER STANDARD ELECTRONICS INC
filed 1995-08-14
CIK 78749

                                  FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)
                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X         OF THE SECURITIES EXCHANGE ACT OF 1934
        -----
For the quarterly period ended June 30, 1995.
                               -------------
                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                      Pioneer-Standard Electronics, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                       34S0907152
----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

4800 East 131st Street, Cleveland, OH                  44105
---------------------------------------              -----------
(Address of principal executive offices)              (Zip code)

Registrant's phone number, including area code:  (216) 587-3600
                                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF AUGUST 1, 1995: 14,953,921.

PART I - FINANCIAL INFORMATION

                      PIONEER-STANDARD ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                         June 30, 1995
                                                                          (Unaudited)                    March 31, 1995
                                                                        ---------------                  --------------
ASSETS

Current assets
  Cash                                                                    $  16,454                       $   9,598
  Accounts receivable - net                                                 129,518                         133,987
  Merchandise inventory                                                     147,172                         123,008
  Prepaid expenses                                                            2,278                           1,623
  Deferred income taxes                                                       5,708                           5,708
                                                                           --------                        --------
    Total current assets                                                    301,130                         273,924

Investment in 50% - owned company                                            17,415                          16,963
Other assets                                                                  5,636                           5,599

Property and equipment, at cost                                              57,549                          55,396
Accumulated depreciation                                                     22,712                          24,467
                                                                           --------                        --------
  Net                                                                        34,837                          30,929
                                                                           --------                        --------
                                                                          $ 359,018                       $ 327,415
                                                                          =========                       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to banks                                                  $   3,000                       $   7,000
  Accounts payable                                                          113,450                         106,905
  Accrued liabilities                                                        26,771                          25,625
  Long-term debt due within
    one year                                                                  2,894                           2,956
                                                                           --------                        --------
    Total current liabilities                                               146,115                         142,486

Long-term debt                                                               77,316                          56,318
Deferred income taxes                                                         2,232                           2,196

Shareholders' Equity
  Common stock, at stated value                                               6,646                           6,630
  Capital in excess of stated value                                          16,702                          16,318
  Retained earnings                                                         109,940                         103,646
  Foreign currency translation adjustment                                        67                            (179)
                                                                           --------                        --------
  Retained earnings                                                         133,355                         126,415
                                                                           --------                        --------
                                                                          $ 359,018                       $ 327,415

See accompanying notes.

                      PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)



                                                       Quarter ended
                                                         June 30,
                                               1995                   1994
                                               ----                   ----
 Net sales                                  $  224,724             $  183,832

 Cost and expenses:
  Cost of goods sold                           181,114                148,677
  Warehouse, selling and
   administrative expense                       31,148                 25,322
                                            ----------             ----------
 Operating profit                               12,462                  9,833

 Interest expense                                1,449                    701
 Equity in earnings of
    50% -owned company                             451                    673
                                            ----------             ----------

 Income before income taxes                     11,464                  9,805

 Provision for income taxes                      4,648                  3,840
                                            ----------             ----------
 Net income                                   $  6,816             $    5,965
                                            ==========             ==========

 Average shares outstanding                 15,390,234             15,241,422

 Shares outstanding at end of period        14,951,821             14,895,384

 Earning per share                          $      .44             $      .39

 Dividends per share                        $     .035             $     .023

See accompanying notes.

                      PIONEER-STANDARD ELECTRONICS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in Thousands)


                                                                               Three months ended
                                                                                     June 30,
                                                                           1995                      1994
                                                                           ----                      ----
Cash flows from operating activities:
  Net income                                                              $  6,816                  $  5,965

  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                          2,173                     1,605
      Undistributed earnings of affiliate                                     (451)                     (673)
      Increase in operating working capital                                (12,491)                  (13,007)
      Increase in other assets                                                   1                    (1,590)
      Deferred taxes                                                            36                        54
                                                                          --------                  --------
        Total adjustments                                                  (10,732)                  (13,611)
                                                                          --------                  --------

        Net cash used in
          operating activities                                              (3,916)                   (7,646)

Cash flows from investing activities:
  Acquisition of business                                                      ---                    (9,009)
  Additions to property and equipment                                       (6,018)                   (1,751)
                                                                          --------                  --------
    Net cash used in investing activities                                   (6,018)                  (10,760)

Cash flows from financing activities:
  Increase (decrease) in short-term financing                               (4,000)                    7,000
  Increase in revolving credit borrowings                                   27,000                    20,000
  Prepayment of revolving credit borrowings                                 (6,000)                   (4,000)
  Decrease in other long-term
    debt obligations                                                           (64)                     (102)
  Issuance of common shares under company
    stock option plan                                                          400                       314
  Dividends paid                                                              (522)                     (347)
                                                                          --------                  --------
    Net cash provided by financing activities                               16,814                    22,865

Effect of exchange rate changes on cash                                        (24)                      ---
                                                                          --------                  --------

Net increase in cash                                                         6,856                     4,459

Cash at beginning of period                                                  9,598                     5,954
                                                                          --------                  --------
Cash at end of period                                                     $ 16,454                  $ 10,413
                                                                          ========                  ========

See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.  PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters. Common share equivalents consist of shares exercisable for stock options computed by using the treasury stock method.

2.  STOCK SPLIT

On July 25, 1995, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable September 6, 1995 to shareholders of record August 16, 1995. The share and per share data have not been restated for the two quarters presented to reflect the stock split.

3.  MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement
of the results of operations for the quarters ended   June 30, 1995 and 1994.
The results of operations for the three-month periods are not necessarily indicative of results which may be expected for a full year.

                      PIONEER-STANDARD ELECTRONICS, INC.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



FINANCIAL CONDITION

Current assets increased by $27.2 million and current liabilities increased by $3.6 million during the three-month period ended June 30, 1995, resulting in an increase of $23.6 million of working capital. The current ratio was 2.1:1 at June 30, 1995, compared with 1.9:1 at year-end, March 31 1995.

During the first three months of the current year, total interest-bearing debt increased by $16.9 million. The ratio of interest-bearing debt to capitalization was 38% at June 30, 1995 compared with 34% at March 31, 1995.

The increase in capital requirements is attributable to the working capital needs arising from an increased level of business activity. As indicated in the following narrative, current quarter sales of $224.7 million are 22% ahead of last year's first quarter sales.

Effective August 3, 1995, the Company amended its Credit Agreement with three banks to increase the credit lines available to the Company. This amendment provides for an increase in borrowings from $65.0 million to $100.0 million and allows for an increase in the maximum short-term borrowings outside of the Credit Agreement to be outstanding at any one time from $20.0 million to $30.0 million. In addition, the maturity date of the facility was extended to July 31, 1998. As of June 30, 1995, Credit Agreement borrowings were $62.0 million and short-term borrowings outside of the Credit Agreement were $3.0 million.

Management estimates that capital expenditures for the current year will approximate $20.0 million ($6.0 million was expended in the first three months of the current year). Under present business conditions, it is anticipated that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1994

Net sales for the three-month period ended June 30, 1995 of $224.7 million increased 22% over sales of the prior year three-month period of $183.8 million. The increase in sales reflects continuing strong demand for electronic components and computer and peripheral products. Semiconductor products accounted for 34% of the Company's sales in the current quarter, compared with 38% a year ago. Computer systems products were 40% of sales in 1995 versus 36% last year. Passive and electromechanical products were 24% of the Company's business in 1995 compared with 23% a year earlier. Miscellaneous products accounted for 2% of sales in 1995 and 3% in 1994.

Cost of goods sold increased 22%, resulting in a gross margin of 19.4% in the first quarter of the current year compared with 19.1% a year ago.

Warehouse, selling and administrative expenses of $31.1 million increased by 23% over the $25.3 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.9% for the 1995 period compared with 13.8% for the 1994 quarter.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $451,000 for the 1995 three-month period compared with $673,000 for the same period last year; net sales of the affiliate for the three-month period ended June 30, 1995 of $79.8 million were 17% less than sales of the prior three-month period of $95.7 million. Lower 1995 net sales reflected a reduced volume of microprocessor sales which earn a relatively low gross profit margin. This reduction in sales impacted current year net income. Notwithstanding lower microprocessor sales volume during the current quarter, a significant portion of the affiliate's total sales involved highly concentrated sales of certain microprocessors in large quantities which might not be sustainable in future periods and the effect of which could result in a significant impact on the net income of the affiliate.

The effective tax rate for the current year three-month period was 40.5% compared with 39.2% a year ago.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1995 of $6.8 million was $.8 million greater than the $6.0 million earned a year ago.

Pioneer-Standard Electronics, Inc. owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. The investment is accounted for by the equity method in the Company's financial statements via the balance sheet caption of "Investment in 50%-owned company" and via the statements of income caption of "Equity in earnings of 50%-owned company".

                                                 PIONEER TECHNOLOGIES GROUP, INC.

                                                          BALANCE SHEETS

                                                      (Dollars in Thousands)

                                                                        June 30, 1995
                                                                         (Unaudited)                   March 31, 1995
                                                                       ---------------                 --------------
ASSETS

Current assets
  Cash                                                                  $        10                    $          9
  Accounts receivable - net                                                  37,068                          36,378
  Merchandise inventory                                                      62,668                          46,895
  Prepaid expenses                                                              300                             494
  Deferred income taxes                                                       1,075                           1,246
  Shareholder notes receivable                                                   69                              63
                                                                           --------                         -------
    Total current assets                                                    101,190                          85,085

Property and equipment, at cost                                              11,078                          10,697
Accumulated depreciation                                                     (5,660)                         (5,289)
                                                                           --------                         -------
  Net                                                                         5,418                           5,408

Shareholder notes receivable                                                    192                             193
Other assets                                                                    208                             272
                                                                           --------                         -------
                                                                           $107,008                       $  90,958
                                                                           ========                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                        $  36,293                       $  34,711
  Accrued liabilities                                                         5,533                           4,170
                                                                           --------                         -------
    Total current liabilities                                                41,826                          38,881

Long-term debt                                                               30,352                          18,148

Shareholders' Equity
  Common stock $.10 par value                                                    10                              10
  Capital in excess of par value                                                 90                              90
  Retained earnings                                                          34,730                          33,829
                                                                           --------                         -------
    Total shareholders' equity                                               34,830                          33,929
                                                                           --------                         -------
                                                                           $107,008                         $90,958
                                                                           ========                         =======

                       PIONEER TECHNOLOGIES GROUP, INC.

                             STATEMENTS OF INCOME
                                 (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)

                                                                           Three months ended
                                                                                 June 30,
                                                                      1995                      1994
                                                                      ----                      ----

Net Sales                                                           $  79,809                  $  95,742

Costs and expenses:
   Cost of goods sold                                                  66,206                     81,352
   Selling and
     administrative expense                                            11,295                     11,658
                                                                    ---------                  ---------
Operating profit                                                        2,308                      2,732

Interest expense                                                          568                        452
                                                                    ---------                  ---------
Income before
   income taxes                                                         1,740                      2,280

Provision for
   income taxes                                                           838                        935
                                                                    ---------                  ---------
Net income                                                          $     902                  $   1,345
                                                                    =========                  =========

Average shares outstanding                                            100,000                    100,000

Earnings per share                                                  $    9.02                     $13.45

Dividends per share                                                        --                         --

                       PIONEER TECHNOLOGIES GROUP, INC.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in Thousands)


                                                                            Three months ended
                                                                                  June 30,
                                                                       1995                      1994
                                                                       ----                      ----
Cash flows from operating activities:
  Net income                                                          $    902                  $  1,345
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Items not affecting cash                                              406                      253
      Increase in operating working capital                             (13,330)                 (10,464)
      Decrease (increase) in other assets                                   235                      (33)
                                                                      ---------                 ---------
        Total adjustments                                               (12,689)                 (10,244)
                                                                      ---------                 ---------
        Net cash used in
          operating activities                                          (11,787)                  (8,899)

Cash flows from investing activities:
  Additions to property and equipment                                      (416)                    (261)
                                                                      ---------                 ---------
    Net cash used in investing activities                                  (416)                    (261)
Cash flows from financing activities:
  Increase in long-term debt                                             12,204                    9,160
                                                                      ---------                 ---------
    Net cash provided by
      financing activities                                               12,204                    9,160

Net change in cash                                                            1                       --
Cash at beginning of period                                                   9                         8
                                                                      ---------                 ---------
Cash at end of period                                                 $      10                 $       8
                                                                      =========                 =========

PART II - OTHER INFORMATION


ITEM 1.       OTHER INFORMATION
              Effective August 3, 1995, the Company amended its Credit Agreement providing for an increase in borrowings from $65.0 million to $100.0 million and permitting for an increase in the maximum short-term borrowings outside of the Credit Agreement to be outstanding at any one time from $20.0 million to $30.0 million. See Management's Discussion - Financial Condition for addition details.

ITEM 2.       EXHIBITS AND REPORTS ON FORM 8-K
              (a)    EXHIBITS

              Number    Description
              ------    -----------
              10        Consolidated Amendment No. 3 to the Credit Agreement,
                        dated as of  August 3, 1995.
              11        Calculation of Primary Earnings Per Share
              27        Financial Data Schedule

              (b)    FORM 8-K    There were no reports on Form 8-k filed
                     during the three-month period ended June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PIONEER-STANDARD ELECTRONICS, INC.



Date:  August 11, 1995                      James L. Bayman
       ---------------            ----------------------------------
                                           President and CEO

Date:  August 11, 1995                       John V. Goodger
       ---------------            ----------------------------------
                                      Vice President & Treasurer