Form 10-Q
period 1995-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1995-11-14
CIK 78749

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)
                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         / X /      OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.
                               ------------------

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               ------------------  -----------------.

Commission file number 0-5734
                       ------

                             Pioneer-Standard Electronics, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                          34-0907152
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
-------------------------------------                    ---------
(Address of principal executive offices)                 (Zip code)


        Registrant's telephone number, including area code:  (216) 587-3600
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

Yes  X   No
   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: Common Shares, without par
value, as of November 1, 1995:  22,451,135.      --------------------------
------------------------------------------

PART I - FINANCIAL INFORMATION

                       PIONEER-STANDARD ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                        September 30, 1995
                                                                          (Unaudited)               March 31, 1995
                                                                      -----------------           ----------------
 ASSETS

 Current assets
      Cash                                                              $  18,845                      $   9,598
      Accounts receivable - net                                           128,127                        133,987
      Merchandise inventory                                               137,352                        123,008
      Prepaid expenses                                                      2,667                          1,623
      Deferred income taxes                                                 5,708                          5,708
                                                                      -----------                      ---------
            Total current assets                                          292,699                        273,924

 Investment in 50% - owned company                                         17,872                         16,963
 Other assets                                                               5,684                          5,599


 Property and equipment, at cost                                           62,466                         55,396
 Accumulated depreciation                                                  24,775                         24,467
                                                                      -----------                      ---------
      Net                                                                  37,691                         30,929
                                                                      -----------                      ---------
                                                                        $ 353,946                      $ 327,415
                                                                      ===========                      =========


 LIABILITIES AND SHAREHOLDERS' EQUITY


 Current liabilities
      Notes payable to banks                                            $  17,000                     $    7,000
      Accounts payable                                                     89,082                        106,905
      Accrued liabilities                                                  22,260                         25,625
      Long-term debt due within
         one year                                                           2,873                          2,956
                                                                      -----------                     ----------
          Total current liabilities                                       131,215                        142,486

 Long-term debt                                                            80,313                         56,318
 Deferred income taxes                                                      2,268                          2,196


 Shareholders' equity
      Common stock, at stated value                                         6,653                          6,630
      Capital in excess of stated value                                    16,884                         16,318
      Retained earnings                                                   116,121                        103,646
      Foreign currency translation adjustment                                 492                           (179)
                                                                      -----------                     ----------
      Retained earnings                                                   140,150                        126,415
                                                                      -----------                     ----------
                                                                         $353,946                      $ 327,415
                                                                      ===========                     ==========


See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                          Quarter ended                              Six months ended
                                                          September 30,                               September 30,

                                                     1995                1994                      1995              1994
                                                     ----                ----                      ----              ----
 Net sales                                       $234,913            $194,423                  $459,637          $378,255

 Cost and expenses:
   Cost of goods sold                             189,557             156,990                   370,671           305,667
   Warehouse, selling and
    administrative expense                         32,690              27,115                    63,838            52,437
                                                 --------            --------                  --------          --------
 Operating profit                                  12,666              10,318                    25,128            20,151

 Interest expense                                   1,516                 944                     2,965             1,645
 Equity in earnings of
   50% -owned company                                 458                 183                       909               856
                                                 --------            --------                  --------          --------

 Income before income taxes                        11,608               9,557                    23,072            19,362

 Provision for income taxes                         4,903               3,908                     9,551             7,748
                                                  -------             -------                   -------           -------


 Net income                                      $  6,705             $ 5,649                  $ 13,521         $  11,614
                                                 ========             =======                  ========         =========




 Average shares outstanding                    23,252,372          22,872,648                23,178,946        22,867,506

 Shares outstanding at end of period           22,451,135          22,363,569                22,451,135        22,363,569

 Earning per share                                   $.29                $.25                      $.58              $.51


 Dividends per share                                $.023                $.02                     $.047             $.035



See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)



                                                                                     Six months ended
                                                                                       September 30,

                                                                                 1995                     1994
                                                                                 ----                     ----
 Cash flows from operating activities:
    Net income                                                                $  13,521                $  11,614
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                             4,334                    3,245
        Undistributed earnings of affiliate                                        (909)                    (856)
        Increase in operating working capital                                   (30,269)                 (26,976)
        Increase in other assets                                                      -                   (1,451)
        Deferred taxes                                                               72                     (232)
                                                                              ---------                 ---------
             Total adjustments                                                  (26,772)                 (26,270)
                                                                              ---------                 ---------


             Net cash used in
               operating activities                                             (13,251)                 (14,656)

 Cash flows from investing activities:
    Acquisition of business                                                           -                  (10,068)
    Additions to property and equipment                                         (10,961)                  (4,429)
                                                                              ---------                 ---------
        Net cash used in investing activities                                   (10,961)                 (14,497)

 Cash flows from financing activities:
    Increase in short-term financing                                             10,000                    6,500
    Increase in revolving credit borrowings                                      62,000                   30,000
    Repayment of revolving credit borrowings                                    (38,000)                  (5,000)
    Decrease in other long-term
      debt obligations                                                              (88)                    (146)
    Issuance of common shares under company
      stock option plan                                                             589                      517
    Dividends paid                                                               (1,046)                    (794)
                                                                              ---------                 ---------
        Net cash provided by financing activities                                33,455                   31,077


 Effect of exchange rate changes on cash                                              4                      (81)
                                                                              ---------                 ---------

 Net increase in cash                                                             9,247                    1,843

 Cash at beginning of period                                                      9,598                    5,954
                                                                              ---------                 --------


 Cash at end of period                                                          $18,845                  $ 7,797
                                                                              =========                 ========


See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.      PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and six-month periods ended September 30, 1995 and 1994. Common share equivalents consist of shares exercisable of stock options computed by using the treasury stock method.

2.      STOCK SPLIT

On July 25, 1995, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable September 6, 1995 to shareholders of record August 16, 1995. The share and per share data have been restated for the periods presented to reflect the stock split.

3.      MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and six months ended September 30, 1995 and 1994. The results of operations for the three and six month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



FINANCIAL CONDITION

Current assets increased by $18.8 million and current liabilities decreased by $11.3 million during the six-month period ended September 30, 1995, resulting in an increase of $30.1 million of working capital. The decrease in current liabilities is attributable to timing variations of accounts payable payments. The current ratio was 2.2:1 at September 30, 1995, compared with 1.9:1 at year-end, March 31, 1995.

During the first six months of the current year, total interest-bearing debt increased by $33.9 million. The ratio of interest-bearing debt to capitalization was 42% at September 30, 1995 compared with 34% at March 31, 1995.

Management estimates that capital expenditures for the current year will approximate $20.0 million ($11.0 million was expended in the first six months of the current year). Under present business conditions, it is anticipated that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1994

Net sales for the three-month period ended September 30, 1995 of $234.9 million increased 21% over sales of the prior year three-month period of $194.4 million. The increase in sales reflects continuing strong demand for electronic components and computer and peripheral products. Semiconductor products accounted for 36% of the Company's sales in the current quarter, compared with 38% a year ago. Computer systems products were 39% of sales in 1995 versus 36% last year. Passive and electromechanical products were 22% of the Company's business in 1995 compared with 23% a year earlier. Miscellaneous products accounted for 3% of sales in both 1995 and 1994.

Cost of goods sold increased 21% compared with the prior year quarter, resulting in a gross margin of 19.3% in the second quarters of both years.

Warehouse, selling and administrative expenses of $32.7 million increased by 21% over the $27.1 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.9% for both quarters.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $458,000 for the 1995 three-month period compared with $183,000 for the same period last year; net sales of the affiliate for the three-month period ended September 30, 1995 of $80.6 million were 11% less than sales of the prior three-month period of $90.1 million. Lower 1995 net sales reflect a reduced volume of microprocessor sales which earn a relatively low gross profit margin. Notwithstanding lower microprocessor sales volume during the current quarter, a significant portion of the affiliate's total sales involved highly concentrated sales of certain microprocessors in large quantities which might not be sustainable in future periods and the effect of which could result in a significant impact on the net income of the affiliate.

The effective tax rate for the current year three-month period was 42.2% compared with 40.8% a year ago.

Primarily as a result of the factors above, the Company's net income for the three-month period ending September 30, 1995 of $6.7 million was $1.1 million greater than the $5.6 million earned a year ago.

SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1994

Net sales for the six-month period ended September 30, 1995 of $459.6 million were 22% greater than sales of the prior year six-month period of $378.3 million. The increase in sales reflects continuing strong demand for electronic components and computer systems. During the first six months of 1995, semiconductor products accounted for 35% of the Company's sales compared with 38% in the prior year. Computer systems products accounted for 39% of the Company's sales in 1995 and 36% in 1994. Passive and electromechanical products accounted for 23% of sales in both 1995 and in 1994. Miscellaneous products accounted for 3% of sales in both 1995 and 1994.

The percentage increase in cost of goods sold of 21% resulted in a gross margin of 19.4% in the first six months of the current year compared with 19.2% a year ago. Warehouse, selling and administrative expenses of $63.8 million increased by 22% as compared with the $52.4 million incurred during the prior year six-month period. This resulted in a ratio of these expenses to sales of 13.9% for both the 1995 and 1994 periods.

The resulting operating profit of $25.1 million in 1995 was 5.5% of sales compared with $20.2 million in 1994, which was 5.3% of sales. Current year results reflect the increase in sales and effective cost containment.

The Company's share of net income of the affiliated company, Pioneer Technologies Group, Inc., was $909,000 for the 1995 six-month period compared with $856,000 for the same period last year; net sales of the affiliate for the current year period of $160.4 million were 14% less than the sales of the prior year period of $185.9 million. This reduction is attributable to a lower volume of microprocessor sales.

Notwithstanding this reduction, a significant portion of the affiliate's sales during the six-month period was still attributable to highly concentrated sales of certain microprocessors in large quantities, the sales volume of which might not be sustainable in future periods and the effect of which could result in a significant impact on net income of the affiliate.

The effective tax rate for the current six-month period was 41.4% compared with 40.0% a year ago.

Primarily as a result of the factors noted above, the Company's net income for the six-month period ending September 30, 1995 of $13.5 million was $1.9 million higher than the $11.6 million earned a year ago.

Pioneer-Standard Electronics, Inc. owns 50% of the outstanding common stock of Pioneer Technologies Group, Inc. The investment is accounted for by the equity method in the Company's financial statements via the balance sheet caption of "Investment in 50%-owned company" and via the statements of income caption of "Equity in earnings of 50%-owned company."


                        PIONEER TECHNOLOGIES GROUP, INC.

                                 BALANCE SHEETS

                             (Dollars in Thousands)


                                                                 September 30, 1995
                                                                    (Unaudited)                 March 31, 1995
                                                                  ---------------              --------------
 ASSETS

 Current assets

    Cash                                                         $        10                   $          9
    Accounts receivable - net                                         42,829                         36,378
    Merchandise inventory                                             58,685                         46,895
    Prepaid expenses                                                     630                            494
    Deferred income taxes                                              1,075                          1,246
    Shareholder notes receivable                                          14                             63
                                                                  ----------                     ----------
       Total current assets                                          103,243                         85,085

 Property and equipment, at cost                                      11,360                         10,697
 Accumulated depreciation                                             (6,046)                        (5,289)
                                                                  ----------                      ---------
    Net                                                                5,314                          5,408

 Shareholder notes receivable                                            192                            193
 Other assets                                                            186                            272
                                                                  ----------                     ----------
                                                                    $108,935                      $  90,958
                                                                  ==========                     ==========



 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
    Accounts payable                                               $  26,779                      $  34,711
    Accrued liabilities                                                2,693                          4,170
                                                                  ----------                     ----------
       Total current liabilities                                      29,472                         38,881


 Long-term debt                                                       43,717                         18,148

 Shareholders' equity
    Common stock $.10 par value                                           10                             10
    Capital in excess of par value                                        90                             90
    Retained earnings                                                 35,646                         33,829
                                                                  ----------                     ----------
       Total shareholders' equity                                     35,746                         33,929
                                                                  ----------                     ----------

                                                                    $108,935                        $90,958
                                                                  ==========                     ==========

                        PIONEER TECHNOLOGIES GROUP, INC.

                              STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)




                                                         Quarter ended                           Six months ended
                                                         September 30,                             September 30,

                                                  1995                   1994                   1995                1994
                                                  ----                   ----                   ----                ----
 Net sales                                    $  80,587               $  90,133              $ 160,396           $ 185,875


 Costs and expenses:
    Cost of goods sold                           67,326                  78,331                133,532             159,683
    Selling and
        administrative expense                   10,985                  10,626                 22,280              22,284
                                                -------                  ------                -------             -------

 Operating profit                                 2,276                   1,176                  4,584               3,908

 Interest expense                                   745                     554                  1,313               1,006
                                               --------                --------               --------            --------

 Income before
   income taxes                                   1,531                     622                  3,271               2,902

 Provision for
   income taxes                                     616                     255                  1,454               1,190
                                               --------                --------                -------            --------


 Net income                                   $     915               $     367               $  1,817           $   1,712
                                              =========               =========               ========           =========





 Average shares outstanding                     100,000                 100,000                100,000             100,000

 Earnings per share                               $9.15                  $ 3.67                 $18.17              $17.12

 Dividends per share                                 --                     --                      --                  --

                        PIONEER TECHNOLOGIES GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                     Six months ended
                                                                       September 30,


                                                              1995                      1994
                                                              ----                      ----
 Cash flows from operating activities:
   Net income                                                $  1,817                $   1,712
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Items not affecting cash                                   833                      670
       Increase in operating working capital                  (27,737)                  (5,084)
       Decrease (increase) in other assets                        258                     (182)
                                                           ----------               ----------
           Total adjustments                                  (26,646)                  (4,596)
           Net cash used in
              operating activities                            (24,829)                  (2,884)

 Cash flows from investing activities:
   Additions to property and equipment                           (739)                    (612)
                                                           ----------               ----------

     Net cash used in investing activities                       (739)                   ( 612)

 Cash flows from financing activities:
   Increase in long-term debt                                  25,569                    3,497
                                                           ----------               ----------
    Net cash provided by
      financing activities                                     25,569                    3,497

 Net change in cash                                                 1                        1

 Cash at beginning of period                                        9                        8
                                                           ----------               ----------


 Cash at end of period                                     $       10               $        9
                                                           ==========               ==========

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        At the Annual Meeting of Shareholders held on July 25, 1995 (the "Annual Meeting"), the shareholders voted to elect Frederick A. Downey, Victor Gelb and Edwin Z. Singer to additional three-year terms as Directors of the Company. Following is a summary of the voting:

                              Frederick A.         Victor             Edwin Z.
        Votes                   Downey              Gelb               Singer
        -----                   ------              ----               ------
        For                 12,964,416         12,966,179            12,961,224


        Withheld                52,388             50,625                55,580

The term of office of the following Directors of the Company continued after the Annual Meeting of Shareholders: James L. Bayman; Gordon E. Heffern; Preston B. Heller, Jr.; Arthur Rhein; Thomas C. Sullivan and Karl E. Ware.

In addition, at the Annual Meeting of Shareholders, the 1995 Stock Option Plan for Outside Directors was approved by the Shareholders; 11,834,446 votes were cast in favor of the Plan, 943,372 votes were cast against the Plan, 235,236 votes abstained from voting on the Plan, and there were 3,749 broker non-votes concerning the Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) EXHIBITS
        Number      Description
        ------      ------------
         11         Calculation of Primary Earnings Per Share
         27         Financial Data Schedule

        (b) FORM 8-K    There were no reports on Form 8-K filed during the
            three-month period ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PIONEER-STANDARD ELECTRONICS, INC.


Date:  November 10, 1995                          James L. Bayman
     -------------------                -----------------------------------
                                                  President and CEO

Date:  November 10, 1995                          John V. Goodger
     -------------------                -----------------------------------
                                              Vice President & Treasurer