Form 10-Q
period 1995-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1996-02-13
CIK 78749

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)
                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X         OF THE SECURITIES EXCHANGE ACT OF 1934
         ---
For the quarterly period ended December 31, 1995.
                               ------------------

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                      Pioneer-Standard Electronics, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                          34-0907152
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                44105
----------------------------------------           ----------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF FEBRUARY 1, 1996: 22,451,135.

PART I - FINANCIAL INFORMATION

                       PIONEER-STANDARD ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                 December 31, 1995
                                                                     (Unaudited)                  March 31, 1995
                                                                   ---------------                --------------
 ASSETS
 Current assets
 Cash                                                              $  17,546                      $   9,598
   Accounts receivable - net                                         168,565                        133,987
   Merchandise inventory                                             211,422                        123,008
   Prepaid expenses                                                    4,051                          1,623
   Deferred income taxes                                               6,783                          5,708
                                                                   ---------                      ---------
     Total current assets                                            408,367                        273,924

 Investment in 50% - owned company                                      ---                          16,963
 Intangible assets                                                    45,970                          4,456
 Other assets                                                          1,364                          1,143

 Property and equipment, at cost                                      78,323                         55,396
 Accumulated depreciation                                             33,277                         24,467
                                                                   ---------                      ---------
   Net                                                                45,046                         30,929
                                                                   ---------                      ---------
                                                                    $500,747                      $ 327,415
                                                                   =========                      =========



 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
   Notes payable to banks                                          $    ---                       $   7,000
   Accounts payable                                                  137,001                        106,905
   Accrued liabilities                                                33,428                         25,625
   Long-term debt due within
     one year                                                          2,873                          2,956
                                                                    --------                       --------
     Total current liabilities                                       173,302                        142,486

 Long-term debt                                                      181,933                         56,318
 Deferred income taxes                                                 2,196                          2,196

 Shareholders' equity
   Common stock, at stated value                                       6,653                          6,630
   Capital in excess of stated value                                  16,884                         16,318
   Retained earnings                                                 119,537                        103,646
   Foreign currency translation adjustment                               242                           (179)
                                                                   ---------                      ---------
   Retained earnings                                                 143,316                        126,415
                                                                   ---------                      ---------
                                                                    $500,747                      $ 327,415
                                                                   =========                      =========



See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                            Quarter ended                              Nine months ended
                                                             December 31,                                December 31,

                                                     1995                1994                      1995              1994
                                                     ----                ----                      ----              ----
 Net sales                                       $263,940            $212,433                  $723,577          $590,688

 Cost and expenses:
     Cost of goods sold                           216,390             173,841                   587,061           479,508
     Warehouse, selling and
        administrative expense                     36,455              27,090                   100,293            79,527
                                                 --------            --------                   -------          --------
 Operating profit                                  11,095              11,502                    36,223            31,653

 Interest expense                                   2,067               1,041                     5,032             2,686
 Equity in earnings (loss) of
     50% -owned company                            (1,082)                  9                      (173)              865
                                                 --------          ----------                  --------          --------

 Income before income taxes                         7,946              10,470                    31,018            29,832

 Provision for income taxes                         3,857               4,340                    13,408            12,088
                                                  -------             -------                  --------           -------

 Net income                                      $  4,089            $  6,130                  $ 17,610          $ 17,744
                                                 ========            ========                  ========          ========


 Average shares outstanding                    23,108,433          22,893,931                23,156,263        22,879,266

 Shares outstanding at end of period           22,451,135          22,370,019                22,451,135        22,370,019

 Earning per share                                   $.18                $.27                      $.76              $.78


 Dividends per share                                 $.03                $.02                     $.077             $.055



See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                      Nine months ended
                                                                                         December 31,

                                                                                 1995                     1994
                                                                                 ----                     ----
 Cash flows from operating activities:
    Net income                                                             $  17,610                $  17,744
    Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                                           6,679                    4,749
       Undistributed (earnings) loss of affiliate                                173                     (865)
       Increase in operating working capital                                 (30,585)                 (28,594)
       (Increase) decrease in other assets                                       187                   (1,460)
       Increase in intangible assets                                          (8,400)                     ---
       Deferred taxes                                                            ---                   (1,077)
                                                                             -------                  -------
          Total adjustments                                                  (31,946)                 (27,247)
                                                                             -------                  -------
          Net cash used in
            operating activities                                             (14,336)                  (9,503)

 Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                          (49,883)                 (10,068)
    Additions to property and equipment                                      (15,269)                  (7,523)
                                                                             -------                  --------
       Net cash used in investing activities                                 (65,152)                 (17,591)

 Cash flows from financing activities:
    Increase (decrease) in short-term financing                               (7,000)                   2,500
    Increase in revolving credit borrowings                                   87,000                   42,000
    Letter of credit commitment secured by revolving
       credit agreement                                                       50,000                      ---
    Repayment of revolving credit borrowings                                 (38,000)                  (5,000)
    Decrease in other long-term
       debt obligations                                                       (3,468)                  (3,052)
    Issuance of common shares under company
       stock option plan                                                         589                      575
    Dividends paid                                                            (1,719)                  (1,240)
                                                                             -------                  --------
           Net cash provided by financing activities                          87,402                   35,783

 Effect of exchange rate changes on cash                                          34                      (62)
                                                                             -------                  -------
 Net increase in cash                                                          7,948                    8,627

 Cash at beginning of period                                                   9,598                    5,954
                                                                             -------                   ------
 Cash at end of period                                                       $17,546                 $ 14,581
                                                                             =======                 ========

See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.   PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and nine-month periods ended December 31, 1995 and 1994. Common share equivalents consist of shares issuable upon exercise of stock options computed by using the treasury stock method.

2.   STOCK SPLIT

On July 25, 1995, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable September 6, 1995 to shareholders of record August 16, 1995. The share and per share data have been restated for the periods presented to reflect the stock split.

3    ACQUISITION

On November 30, 1995, the Company acquired the remaining 50% of the common stock of Pioneer/Technologies Group, Inc. ("Technologies") for $50 million in cash. Intangible assets of $41.5 million arising from the transaction are being amortized over 40 years. The consolidated statements include the operating results of Technologies from the date of acquisition. Prior to the acquisition, the Company accounted for its investment in Technologies under the equity method of accounting.

4    MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and nine months ended December 31, 1995 and 1994. The results of operations for the three and nine month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



FINANCIAL CONDITION

On November 30, 1995, the Company acquired the remaining 50% of the common stock of Pioneer/Technologies Group, Inc. ("Technologies") for $50 million cash and assumed certain liabilities including $30 million of bank debt of Technologies. The cash payment for the purchase price, secured by a letter of credit under terms of the Company's credit agreement, was made on January 4, 1996.

Current assets increased by $134.4 million and current liabilities increased by $30.8 million during the nine-month period ended December 31, 1995, resulting in an increase of $103.6 million of working capital. The acquisition of Technologies accounted for $57.9 million of the increase in working capital. The balance of the increase in working capital is attributable to the increased level of business activity. The current ratio was 2.4:1 at December 31, 1995, compared with 1.9:1 at year-end, March 31, 1995.

During the first nine months of the current year, total interest-bearing debt increased by $118.5 million. Interest bearing debt arising from the purchase of Technologies and related assumption of debt amounted to $80 million. The balance of the increase in debt is attributable to funding the working capital and capital expenditure needs arising from an increased level of business activity. As indicated in the following narrative, nine month sales without the one month (December) contribution from the Technologies' acquisition were 18% over the comparable period a year ago. The ratio of interest-bearing debt to capitalization was 56% at December 31, 1995 compared with 32% at March 31, 1995.

On November 29, 1995, the Company and Pioneer-Standard of Maryland, Inc. (formerly Pioneer/Technologies Group, Inc.) entered into a new credit agreement with five banks providing up to an aggregate of $200 million of unsecured borrowings on a revolving credit basis for two years. Interest rates on borrowings are based on various floating rate alternative pricing mechanisms. There is a commitment fee on the unborrowed amount and there is no prepayment penalty. Terms of the agreement provide, among other things, limitations on other borrowings and capital expenditures, minimum working capital and equity requirements and the maintenance of certain ratios. Terms of the agreement also provide for borrowings up to an aggregate of $40 million under unsecured lines which are in addition to the $200 million capacity under the new agreement. This new facility replaced the credit agreement for $100 million dated January 23, 1992, as amended. Borrowings outstanding under these facilities totaled $170 million as of December 31, 1995 and includes the $50 million letter of credit commitment for the purchase price of the affiliate acquisition as well as $30 million arising from refinancing the bank debt assumed in the purchase transaction. It is anticipated that some portion of the borrowings will be refinanced with a combination of equity and fixed rate debt, given favorable market conditions, however, there can be no assurances that any part of the borrowings will be refinanced.

Management estimates that capital expenditures for the current year will approximate $22 million ($15.3 million was expended in the first nine months of the current year). Under present business conditions, it is anticipated that funds from current operations and available debt facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1994

Net sales for the three-month period ended December 31, 1995 of $263.9 million increased 24% over sales of the prior year three-month period of $212.4 million. The third quarter sales without the one month contribution from the Technologies acquisition of $238.8 million, were 13% over the comparable period a year ago. The increase in sales reflects continuing strong demand for electronic components and computer and peripheral products although the rate of growth has slowed from a year ago. Semiconductor products accounted for 36% of the Company's sales in the current quarter, compared with 38% a year ago. Computer systems products were 42% of sales in 1995 versus 39% last year. Passive and electromechanical products were 19% of the Company's business in 1995 compared with 21% a year earlier. Miscellaneous products accounted for 3% and 2% of sales in 1995 and 1994, respectively.

Cost of goods sold increased 25% compared with the prior year quarter, resulting in a gross margin of 18.0% in the current quarter compared with 18.2% a year ago.

Warehouse, selling and administrative expenses of $36.5 million increased by 35% over the $27.1 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.8% for the current quarter compared with 12.8% a year ago. The increased rate of expenses incurred in the current period is in part a reflection of the Company's investment in various programs to foster growth and improve customer service and satisfaction..

The operating profit resulting from the activity described above was $11.1 million, or 4.2% of sales in the current period compared with $11.5 million, or 5.4% of sales a year ago. In addition to spending for growth programs described above, the current year margin was also reduced by effects of consolidating the one month operations of the acquisition.

Interest expense was $2.1 million in the current quarter compared with $1.0 million a year ago. The increase is due to financing working capital attributable to the increased level of business activity as was discussed in the Financial Condition section of this report.

The consolidated statements of income include the operating results of Technologies from the date of acquisition. The Company's equity in earnings
(loss) of Technologies for the three month period ended December 31, 1995 was a net loss of $1,082,000 compared with $9,000 net profit for the same period a year ago. Included in the current period net loss were discontinuance costs associated with the acquisition of $1,225,000 after-tax or $.05 per common share.

The change in the effective tax rate for the current year three-month period of 48.5% compared with 41.4% a year ago is substantially attributable to effects of the net loss in the equity in earnings of the affiliate.

Primarily as a result of the factors above, the Company's net income for the three-month period ending December 31, 1995 of $4.1 million was $2.0 million less than the $6.1 million earned a year ago.

NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1994

Net sales for the nine-month period ended December 31, 1995 of $723.6 million were 23% greater than sales of the prior year nine-month period of $590.7 million. The nine month sales without the one month contribution from the acquisition of $698.6 million were 18% over the comparable period a year ago. The increase in sales reflects continuing strong demand for electronic components and computer systems although the rate of growth has slowed from a year ago. During the first nine months of 1995, semiconductor products accounted for 35% of the Company's sales compared with 38% in the prior year. Computer systems products accounted for 40% of the Company's sales in 1995 and 38% in 1994. Passive and electromechanical products accounted for 22% of sales in both 1995 and in 1994. Miscellaneous products accounted for 3% and 2% of sales in 1995 and 1994, respectively.

The percentage increase in cost of goods sold of 22% resulted in a gross margin of 18.9% in the first nine months of the current year compared with 18.8% a year ago. Warehouse, selling and administrative expenses of $100.3 million increased by 26% as compared with the $79.5 million incurred during the prior year nine-month period. This resulted in a ratio of these expenses to sales of 13.9% for the current nine-month period compared with 13.5% a year ago. The increased rate of expenses incurred in the current period is in part a reflection of the Company's investment in various programs to foster growth and improve customer service and satisfaction.

The resulting operating profit of $36.2 million in 1995 was 5.0% of sales compared with $31.7 million in 1994, which was 5.4% of sales.

Interest expense was $5.0 million in the nine months compared with $2.7 million a year ago. The increase is due to financing working capital attributable to the increased level of business activity as was discussed in the Financial Condition section of this report.

The consolidated statements of income includes the operating results of Technologies from the date of acquisition. The Company's equity in earnings
(loss) of Technologies for the nine month period ended December 31, 1995 was a net loss of $173,000 compared with $865,000 net income for the same period a year ago. Current nine month results include a charge for discontinuance costs associated with the acquisition of $1,225,000 after-tax or $.05 per common share.

The change in the effective tax rate for the current nine-month period of 42.9% compared with 40.5% a year ago is substantially attributable to effects of the net loss of equity in earnings of the affiliate.

Primarily as a result of the factors noted above, the Company's net income for the nine-month period ending December 31, 1995 of $17.6 million was $.1 million lower than the $17.7 million earned a year ago.


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                           (a) EXHIBITS
                           Number            Description
                           ------            -----------
                           11                Calculation of Primary Earnings
                           27                Financial Data Schedule


                    (b) FORM 8-K   A current report on Form 8-K, dated November
                        30, 1995, was filed to report that on November 30, 1995 Pioneer-Standard Electronics, Inc. acquired 50% of the common stock of Pioneer/Technologies Group, Inc. pursuant to a Plan and Agreement of Merger. An amendment to the Form 8-K, dated November 30, 1995, was filed on February 9, 1996 to file the Audited Financial Statements of Pioneer/Technologies Group, Inc. (were incorporated by reference), the Unaudited Condensed Financial Statements of Pioneer/Technologies Group, Inc. (were incorporated by reference) and the Unaudited Pro-Forma Condensed Combined Financial Statements of Pioneer-Standard Electronics, Inc. and Subsidiaries and Pioneer/Technologies Group, Inc.

                        There were no other reports on Form 8-K filed during the three-month period ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIONEER-STANDARD ELECTRONICS, INC.


Date:  February 13, 1996                James L. Bayman
     ---------------------          ---------------------------------
                                       President and CEO

Date:  February 13, 1996                 John V. Goodger
     ---------------------          ---------------------------------
                                     Vice President & Treasurer