Form 10-K405
period 1996-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1996-06-28
CIK 78749

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                          PURSUANT TO SECTIONS 13 OR
                                 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR  ENDED MARCH 31, 1996

                          Commission File No. 0-5734

                      PIONEER-STANDARD ELECTRONICS, INC.
                         (Exact name of registrant as
                          specified in its charter)

        Ohio                                           34-0907152
(State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                      identification no.)

4800 East 131st Street, Cleveland, Ohio                44105
(Address of principal executive offices)               (Zip code)


     Registrant's telephone number, including area code:  (216) 587-3600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                       Common Shares, without par value
                               (Title of Class)

                        Common Shares Purchase Rights
                               (Title of Class)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                              ---     ---

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K Annual Report or any amendment to this Form 10-K. [X]

         The aggregate market value of voting Shares of the Registrant held by non-affiliate was $310,547,415 as of June 1, 1996, computed on the basis of the last reported sale price per share ($15.00) of such shares on The Nasdaq National Market. Common Shares held by each officer, Director, and by each person who owns or may be deemed to own 10% or more of the outstanding Common Shares have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 3, 1996, the Registrant had the following number of Common Shares outstanding: 22,519,692

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 23, 1996 are incorporated by reference into Part III of this Form 10-K.

Portions of the Registrant's Annual Report for the fiscal year ended March 31, 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1996.

The Common Share information contained in this Form 10-K reflects a three-for-two share split effected in the form of a 50% share dividend declared on July 25, 1995 paid on September 6, 1995 to shareholders of record on August 16, 1995.


                                     PART I
                                     ------

Item 1.  Business
- -----------------

(a) Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 4800 East 131st Street, Cleveland, Ohio 44105 (telephone number (216) 587-3600). On June 1, 1994, Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company, purchased from United Westburne Inc., a Canadian corporation, certain of the assets and assumed certain liabilities of Westburne's Zentronics Division, which the Company believes is one of the largest distributors of electronic components and computer products in Canada. On November 30, 1995, the Company acquired 50% of the Common Stock of Pioneer/Technologies Group Inc., a Maryland corporation ("Technologies"). Prior to this acquisition, the Company held 50% of the Common Stock of Technologies. There have not been any material changes in the nature of the business done by the Company since April 1, 1995. Except as otherwise stated, the term "Company" as used herein shall mean Pioneer-Standard Electronics, Inc., Pioneer-Standard Canada Inc., and Pioneer-Standard of Maryland, Inc. (formerly Technologies).

(b) The Company is engaged in the distribution of industrial and end-user electronic products, which business comprises only one basic industry segment.

(c) The following is a description of various aspects of the Company's business:

         INDUSTRIAL AND END-USER DISTRIBUTION - The Company distributes a broad range of electronics components and computer products manufactured by others. These products are sold to original equipment manufacturers, value-added resellers, research laboratories, government agencies, and end-users, including manufacturing companies, and service and other non-manufacturing organizations. These products are classified into three broad categories: semiconductors, computer products, and passive and electromechanical components. During fiscal 1996, semiconductor products accounted for 38% of the Company's sales compared with 37% in 1995 and 41% in 1994. These products include microprocessors, memory devices, programmable logic devices, analog and digital integrated circuits and other semiconductor devices. During fiscal 1996, computer products accounted for 40% of the Company's sales compared with 38% in 1995 and 33% in 1994. These products include computers (primarily mini and personal), display terminals, disk drives, development systems and networking products. During fiscal 1996, passive and electromechanical products accounted for 20% of the Company's sales, compared with 22% in 1995 and 24% in 1994. These products include capacitors, connectors, resistors, potentiometers, switches and power conditioning equipment.

         As a part of its distributor operations, the Company provides value-added services including point of use inventory management, systems integration, just-in-time kitting operations, memory and logic device programming and connector assemblies to customer specifications. Sales amounts for these services are included among the three broad categories discussed above.

         Miscellaneous products accounted for 2% of sales in 1996, 3% of sales in 1995 and 2% of sales in 1994.

         PRODUCTS DISTRIBUTED AND SOURCES OF SUPPLY - The Company is the fourth largest of the approximately 1,500 electronics distributors serving North American markets in terms of combined sales (prior to the acquisition of the remaining 50% of Technologies, the sales of the Company and Technologies were combined for industry ranking purposes). The Company markets electronic components supplied by over 100 manufacturers. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 1996 fiscal year, products purchased from the Company's five largest suppliers accounted for 69% of total sales volume, with Digital Equipment Corporation (27%) and Intel Corporation (18%) being the largest two suppliers. The loss of any one of the top five suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company. The majority of the products sold by the Company are purchased pursuant to distributor agreements which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. The Company believes it has good relationships with its suppliers.

         CUSTOMERS - The Company serves over 24,000 customers in many major markets of North America. No single customer accounted for more than five percent of the Company's total sales for the fiscal year ended March 31, 1996.

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

         EMPLOYEES - As of March 31, 1996, the Company had 2,052 employees, with approximately 2,016 of these persons employed on a full-time basis and the balance on a part-time basis. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

(d) The Company distributes its products in the United States and Canada. Export sales are not a significant portion of the Company's sales.

Item 2.  Properties
- -------------------

The Company's major distribution facilities used in the business are set forth below:

                                                        Owned or    Expiration Date
                 Location                  Sq. Ft.       Leased       of Lease (1)
                 --------                  -------      --------    --------------
Austin, Texas                               10,800      Leased      September 1, 2003
Chicago, Illinois                           11,300      Leased      April 14, 1998
Cleveland, Ohio (2)                         87,000      Owned
Dallas, Texas                               13,500      Leased      October 31, 1999
Eden Prairie, Minnesota                     12,800      Leased      August 31, 1997
Fremont, California                         12,000      Leased      March 15, 1999
Gaithersburg, Maryland                     112,000      Leased      July 31, 1999
Horsham, Pennsylvania                       12,800      Leased      October 31, 2000
Irvine, California                          14,700      Leased      February 1, 1997
Lexington, Massachusetts                    26,400      Owned
Montreal, Canada                            12,100      Leased      February 28, 1999
San Jose, California                        42,000      Leased      June 30, 1999
Solon, Ohio                                174,000      Leased      December 31, 2005
Solon, Ohio                                 21,600      Leased      December 20, 2000
Solon, Ohio                                 24,000      Leased      February 28, 1999
Solon, Ohio                                 41,000      Leased      March 31, 1998
Solon, Ohio                                 44,700      Leased      May 31, 1999
Toronto, Canada                             32,700      Leased      May 31, 1997
Tustin, California                          16,100      Leased      December 1, 2001
Twinsburg, Ohio (3)                        106,000      Owned
Woodbury, New York                          35,600      Leased      September 30, 1997
- ---------------

(1) The major leases contain renewal options for periods ranging from one to twenty years.

(2)      Corporate headquarters.

(3)      Corporate distribution center.

The Company also has entered into various leases for distribution facilities of 10,000 square feet or less.

Item 3.  Legal Proceedings
- --------------------------

         As of March 31, 1996, the Company was not a party to any material pending legal proceedings. The Company has entered into new Employment Agreements with James L. Bayman, Arthur Rhein and John V. Goodger, effective April 1, 1996. Ms. Janice M. Margheret has been requested to sign, but has not yet signed, her proposed new Employment Agreement, and the Company and Ms. Margheret are discussing the status of her continued employment with, or in the alternative her separation from, the Company. If Ms. Margheret signs her new Employment Agreement, which she has indicated she will not do, it will contain terms similar to those contained in the other Executive Officers' Employment Agreements. On June 21, 1996, Ms. Margheret, through her attorneys, advised the Company that she has claims against the Company and certain of its Officers and Directors based upon sex discrimination, retaliation for asserting claims of sex discrimination, violations of the American With Disabilities Act, breach of contract, tortious interference with advantageous business relations and defamation. Discussions with her attorneys are being conducted, and if a mutually satisfactory resolution is not arrived at, litigation may result.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1996.

Executive Officers of the Company(1)
- ---------------------------------

         The name, age and positions of each executive officer of the Company as of June 1, 1996 are as follows:

                 Name            Age                               Position
                 ----            ---                               --------
         James L. Bayman          59       Chairman of the Board of the Company since April 1, 1996, Chief Executive Officer of the Company since April 3, 1995, and President of the Company since June, 1984.  Chief
                                           Operating Officer of the Company from June, 1984 to April 3, 1995.

         Arthur Rhein             50       Senior Vice President of the Company since April, 1993 and Vice President - Marketing of the Company from 1986 to April, 1993.  Prior thereto, Vice President - Northeast
                                           Division of the Company from 1984 to 1986.

         John V. Goodger          60       Vice President, Treasurer, and Assistant Secretary of the Company since February, 1990.
                                           Prior thereto, Vice President, Treasurer and Assistant Secretary of Ferro Corporation
                                           from 1987 to 1990 and Vice President and Treasurer of Ferro Corporation from 1984 to
                                           1990.

         Janice M. Margheret      41       Senior Vice President of the Company since April, 1993 and Vice President and
                                           Controller of the Company from July, 1987 to April, 1993.  Prior thereto, Group
                                           Controller of the Company from 1983 to 1987.

         William A. Papenbrock    57       Secretary of the Company since 1986.  Mr. Papenbrock is a partner of the law firm of
                                           Calfee, Halter & Griswold(2).
         --------------------------

         (1) The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

         (2) The law firm of Calfee, Halter & Griswold serves as counsel to the Company.

         There is no relationship by blood, marriage or adoption among the
above-listed officers.   Messrs. Bayman, Rhein and Goodger have entered into
new Employment Agreements with the

Company, all of which are included as Exhibits hereto. Messrs. Bayman, Rhein, and Goodger hold office until terminated as set forth in their new Employment Agreements. Mr. Papenbrock holds office until his successor is elected by the Board of Directors. See "Item 3. Legal Proceedings" for information with respect to Ms. Margheret and her employment status.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- ------   ---------------------------------------------------------------------

         The Company's Common Shares, without par value, are traded on The Nasdaq National Market. Common Share prices are quoted daily under the symbol PIOS. The high and low sales prices for the Common Shares, and the cash dividends paid on the Common Shares, for each quarter of the two most recent fiscal years and additional information required by this Item is set forth at page 34 of the Annual Report, which information is incorporated herein by reference.

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

Item 6.  Selected Financial Data
- ------   -----------------------

         The information required by this Item is set forth at page 23 of the Annual Report, which information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
Results of Operations
- ---------------------

         The information required by this Item is set forth at pages 19 through 22 of the Annual Report, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- ------   -------------------------------------------

         The information required by this Item is set forth at pages 24 through 32 of the Annual Report, which information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------   ---------------------------------------------------------------
Financial Disclosure
- --------------------
         Not applicable.

                                    PART III
                                    --------

Item 10.         Directors and Executive Officers of the Registrant
- -------          --------------------------------------------------

         Information required by this item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on July 23, 1996 (the "1996 Proxy Statement") is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

Item 11.         Executive Compensation
- -------          ----------------------

         The information required by this item is incorporated herein by reference to "Compensation of Executive Officers" in the 1996 Proxy Statement (except for the Compensation Committee Report and the Performance Graph).

Item 12.         Security Ownership of Certain Beneficial Owners and Management
- -------          --------------------------------------------------------------

         The information required by this item is incorporated herein by reference to "Share Ownership" in the 1996 Proxy Statement.

Item 13.         Certain Relationships and Related Transactions
- -------          ----------------------------------------------

         The information required by this item is incorporated herein by reference to "Compensation of Executive Officers - Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV
                                    -------


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------        ----------------------------------------------------------------

(a) The following financial statements and schedules are filed as part of this Form 10-K:


(1) FINANCIAL STATEMENTS AND SCHEDULES. The following financial statements of the Company and its subsidiaries and the report of independent accountants thereon, included in the Annual Report on pages 24 through 32 and page 34, are incorporated by reference in Item 8:

Report of independent auditors
Balance sheet as of March 31, 1996 and 1995
For the years ended March 31, 1996, 1995
 and 1994:
         Statements of income
         Statements of shareholders' equity
         Statements of cash flows
Notes to financial statements

Report of independent auditors
Schedules for years ended March 31, 1996,
 1995 and 1994:
         VIII - Valuation and Qualifying Accounts


Quarterly Financial Data

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

(b)    Reports on Form 8-K
       -------------------

A Current Report on Form 8-K was filed December 12, 1995 and a Form 8-K/A-1 with respect to such Current Report was filed on February 9, 1996. The Current Report was filed to report the Company's acquisition of Technologies. The amendment was filed to include the financial statement and pro forma financial information with respect to Technologies.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        PIONEER-STANDARD ELECTRONICS, INC.

Date:    June 28, 1996            By:    /s/ James L. Bayman
                                         ------------------------------
                                             James L. Bayman,
                                             President and Chief
                                             Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature and Title                                                                           Date
- -------------------                                                                           ----
/s/ James L. Bayman                        President and Chief Executive             )
- ----------------------------------         Officer (Principal Executive              )
        James L. Bayman                    Officer)                                  )
                                                                                     )
                                                                                     )
/s/ John V. Goodger                        Vice President,                           )
- -----------------------------------        Treasurer and Assistant Secretary         )
           John V. Goodger                 (Principal Financial and Accounting       )
                                           Officer)                                  )
                                                                                     )
                                                                                     )
/s/ Preston B. Heller, Jr.                 Director                                  )
- ------------------------------------                                                 )
       Preston B. Heller, Jr.                                                        )
                                                                                     )
/s/ Frederick A. Downey                    Director                                  )        June 28, 1996
- ---------------------------------                                                    )
       Frederick A. Downey                                                           )
                                                                                     )
/s/ Victor Gelb                            Director                                  )
- -------------------------------------                                                )
           Victor Gelb                                                               )
                                                                                     )
/s/ Gordon E. Heffern                      Director                                  )
- -----------------------------------                                                  )
       Gordon E. Heffern                                                             )
                                                                                     )
/s/ Arthur Rhein                           Director                                  )
- ------------------------------------                                                 )
           Arthur Rhein                                                              )
                                                                                     )
/s/ Edwin Z. Singer                        Director                                  )
- -----------------------------------                                                  )
           Edwin Z. Singer                                                           )
                                                                                     )
/s/ Thomas C. Sullivan                     Director                                  )
- -----------------------------------                                                  )
        Thomas C. Sullivan                                                           )
                                                                                     )
/s/ Karl E. Ware                           Director                                  )
- -----------------------------------                                                  )
           Karl E. Ware                                                              )

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

4.(a)            Credit Agreement, dated as of November 30, 1995
                   by and among Pioneer-Standard Electronics, Inc.,
                   Pioneer-Standard of Maryland, Inc., the Banks
                   identified on the signature pages thereto and
                   National City Bank, as Agent, which is
                   incorporated by reference from the Form 8-K
                   dated December 13, 1995.                                  N/A

  (b)            Rights Agreement dated as of April 25, 1989
                   by and between the Company and AmeriTrust
                   Company National Association, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for
                   the year ended March 31, 1989.                            N/A

  (c)            Note Purchase Agreement dated as of October
                   31, 1990 by and between the Company and
                   Teachers Insurance and Annuity Association
                   of America, which is incorporated herein
                   by reference from the Company's Quarterly
                   Report on Form 10-Q for the quarter ended
                   December 31, 1990.                                        N/A

  (d)            Amendment No. 1 to Note Purchase Agreement
                   dated as of November 1, 1991 by and between
                   the Company and Teachers Insurance and
                   Annuity Association of America, which is
                   incorporated herein by reference from the
                   Company's Annual Report on Form 10-K for
                   the year ended March 31, 1993.                            N/A

  (e)            Amendment No. 2 to Note Purchase Agreement dated
                   as of November 30, 1995 by and between the Company and Teachers Insurance and Annuity
                   Association of America.

10.(a)            Retirement Agreement effective March 31, 1996
                   by and between the Company and
                   Preston B. Heller, Jr.

   (b)            Employment Agreement effective as of April 1, 1996
                   by and between the Company and James L. Bayman.

   (c) Employment Agreement effective as of April 1, 1996 by and between the Company and Arthur Rhein.

   (d) Employment Agreement effective as of April 1, 1996 by and between the Company and John V. Goodger.

   (e)   Stock Purchase Agreement dated July 24, 1986
           among Pioneer-Standard Electronics, Inc.
           and the other shareholders of
           Pioneer Technologies  Group, Inc., which
           is incorporated herein by reference from
           the Company's Current Report on Form 8-K
           dated July 24, 1986.                                              N/A

   (f)   1982 Incentive Stock Option Plan, as amended,
           which is incorporated by reference from the
           Company's Annual Report on Form 10-K for the
           fiscal year ended March 31, 1988.                                 N/A

   (g)   Amended and Restated 1991 Stock Option Plan,
           which is incorporated by reference from the
           Company's Form S-8 Registration Statement
           dated April 28, 1994.                                             N/A

   (h)   Asset Purchase Agreement dated April 22, 1994
           between Pioneer-Standard Electronics, Inc. and
           Westburne Industrial Enterprises Ltd., which
           is incorporated herein by reference from the
           Company's Current Report on Form 8-K dated
           June 1, 1994.                                                     N/A

   (i)   Amended 1995 Stock Option Plan for Outside
           Directors, which is incorporated by reference from the Company's Form S-8 Registration
           Statement dated June 28, 1996.

11.      Statement regarding computation of per share
           earnings.

13.1     1996 Annual Report (with a manually executed
           report of independent public accountants)

21.      Subsidiaries of the Registrant

23.      Consents of Ernst & Young LLP, Independent
           Auditors.

27.      Financial Data Schedule

99.(a)   Certificate of Insurance Policy effective
           November 1, 1996 between Chubb Group of
           Insurance Companies and Pioneer-Standard
           Electronics, Inc.

99.(b)   Forms of Amended and Restated Indemnification
           Agreement entered into by and between the
           Company and each of its Directors and
           Executive Officers, which are incorporated
           herein by reference from the Company's
           Annual Report on Form 10-K for the year
           ended March 31, 1994.                                             N/A


                        REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Pioneer-Standard Electronics, Inc. as of March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996 and have issued our report thereon dated May 1, 1996 included elsewhere in this Annual Report (Form 10-K). Our audits also included the consolidated financial statement schedule of Pioneer-Standard Electronics, Inc. as of March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996, listed in Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP

Cleveland, Ohio
May 1, 1996

                                              PIONEER-STANDARD ELECTRONICS, INC.

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                        Years ended March 31, 1996, 1995 and 1994
                           Balance at          Charged                                          Deductions -           Balance
                           beginning           to costs                                         net write-offs         at end of
Description                of period           and expenses            Other                    (Net recoveries)       period
- -----------                ---------           ------------            -----                    ----------------       ---------



1996:
   Allowance for doubtful
   accounts                 $4,606,000          $  940,000              $2,195,000(1)            $  759,000             $6,982,000
   Inventory valuation
   reserve                  $3,416,000          $1,489,000              $5,534,000(1)            $1,662,000             $8,777,000

1995:
   Allowance for doubtful
   accounts                 $2,869,000          $2,281,000                                       $  544,000             $4,606,000

   Inventory valuation
   reserve                  $2,540,000          $2,167,000                                       $1,291,000             $3,416,000

1994:
   Allowance for doubtful
   accounts                 $1,713,000          $1,808,000                                       $  652,000             $2,869,000

   Inventory valuation
   reserve                  $2,659,000          $1,995,000                                       $2,114,000             $2,540,000

   (1) Amount for Pioneer Technologies Group, Inc., purchased November 30, 1995.
