Form 10-Q
period 1996-06-30
PIONEER STANDARD ELECTRONICS INC
filed 1996-08-14
CIK 78749

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X          OF THE SECURITIES EXCHANGE ACT OF 1934
          -

For the quarterly period ended June 30, 1996.
                               --------------

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                               34-0907152
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
- - -------------------------------------                      -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF AUGUST 1, 1996: 22,534,167.

PART I - FINANCIAL INFORMATION

                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       June 30, 1996
                                                        (Unaudited)        March 31, 1996
                                                        -----------        --------------

ASSETS

Current assets
    Cash                                                 $ 31,713             $ 24,440
    Accounts receivable - net                             204,973              189,296
    Merchandise inventory                                 263,914              238,370
    Prepaid expenses                                        1,802                2,922
    Deferred income taxes                                  11,454               11,454
                                                         --------             --------
           Total current assets                           513,856              466,482

Intangible assets                                          42,148               42,446
Other assets                                                1,488                1,503

Property and equipment, at cost                            86,572               84,024
Accumulated depreciation                                   38,611               35,345
                                                         --------             --------
    Net                                                    47,961               48,679
                                                         --------             --------
                                                         $605,453             $559,110
                                                         ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Notes payable to banks                               $ 29,500             $ 21,000
    Accounts payable                                      163,576              184,946
    Accrued liabilities                                    38,212               32,825
    Long-term debt due within
           one year                                         2,888                2,871
                                                         --------             --------
           Total current liabilities                      234,176              241,642

Long-term debt                                            212,481              164,447
Deferred income taxes                                       2,328                2,328

Shareholders' equity
    Common stock, at stated value                           6,675                6,667
    Capital in excess of stated value                      17,517               17,221
    Retained earnings                                     131,982              126,506
    Foreign currency translation adjustment                   294                  299
                                                         --------             --------
           Net                                            156,468              150,693
                                                         --------             --------
                                                         $605,453             $559,110
                                                         ========             ========

See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                              Quarter ended
                                                  June 30,
                                           1996           1995
                                           ----           ----
Net sales                                $375,156      $224,724

Cost and expenses:
  Cost of goods sold                      308,990       181,114
  Warehouse, selling and
       administrative expense              51,348        31,148
                                      -----------   -----------
Operating profit                           14,818        12,462

Interest expense                            3,904         1,449
Equity in earnings of
  50%-owned company                            --           451
                                      -----------   -----------

Income before income taxes                 10,914        11,464

Provision for income taxes                  4,763         4,648
                                      -----------   -----------

Net income                                 $6,151        $6,816
                                      ===========   ===========



Average shares outstanding             23,138,433    23,085,351

Shares outstanding at end of period    22,534,167    22,427,731

Earnings per share - primary and
   fully diluted                             $.27          $.29

Dividends per share                          $.03         $.023



See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                       Three months ended,
                                                              June 30,
                                                         1996        1995
                                                         ----        ----

Cash flows from operating activities:
Net income                                             $6,151      $6,816
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                     3,554       2,173
      Undistributed earnings of affiliate                  --        (451)
      Increase in operating working capital           (56,132)    (12,491)
      Increase in other assets                             15           1
      Deferred taxes                                       --          36
                                                     --------    --------
         Total adjustments                            (52,563)    (10,732)
                                                     --------    --------

         Net cash used in operating activities        (46,412)     (3,916)

Cash flows from investing activities:
   Additions to property and equipment                 (2,554)     (6,018)
                                                     --------    --------
         Net cash used in investing activities         (2,554)     (6,018)

Cash flows from financing activities:
   Increase (decrease) in short-term financing          8,500      (4,000)
   Increase in revolving credit borrowings             48,000      21,000
   Increase (decrease) in other long-term
       debt obligations                                    51         (64)
   Issuance of common shares under company
       stock option plan                                  304         400
   Dividends paid                                        (675)       (522)
                                                     --------    --------
         Net cash provided by financing activities     56,180      16,814

Effect of exchange rate changes on cash                    59         (24)
                                                     --------    --------

Net increase in cash                                    7,273       6,856

Cash at beginning of period                            24,440       9,598
                                                     --------    --------
Cash at end of period                                 $31,713     $16,454
                                                     ========    ========




See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1. PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters ended June 30, 1996 and 1995. Common share equivalents consist of shares issuable upon exercise of stock options computed by using the treasury stock method.

2. STOCK SPLIT

On July 25, 1995, the Board of Directors declared a three-for-two stock split effected in the form of a 50% share dividend of the Company's common shares payable September 6, 1995 to shareholders of record August 16, 1995. The share and per share data have been restated for the periods presented to reflect the stock split.

3. MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters ended June 30, 1996 and 1995. The results of operations for the three month period are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION

Current assets increased by $47.4 million and current liabilities decreased by $7.5 million during the three-month period ended June 30, 1996, resulting in an increase of $54.8 million of working capital. The increase in working capital is attributable to the increased level of business activity. The current ratio was 2.2:1 at June 30, 1996 compared with 1.9:1 at year-end, March 31, 1996.

During the first three months of the current year, total interest-bearing debt increased by $56.5 million. The increase in debt is attributable to funding the working capital and capital expenditure needs arising from an increased level of business activity. The ratio of interest-bearing debt to capitalization was 61% at June 30, 1996 compared with 56% at March 31, 1996.

A Form S-3 Registration Statement for $200 million of debt and/or equity related securities filed with the Securities and Exchange Commission became effective July 11, 1996. On August 12, 1996, the Company completed a public offering of $150 million principal amount of 8.50% Senior Notes due 2006. The indenture under which the notes were issued limits (i) the creation of liens, (ii) sale and leaseback transactions, (iii) consolidations, mergers and transfers of all or substantially all of the Company's assets, and (iv) indebtedness of the Company's restricted subsidiaries. These limitations are subject to a number of important qualifications and exceptions. In addition, the Notes are subject to mandatory purchase by the Company at the option of the holders in the event of a change of control of the Company. The indebtedness evidenced by the Notes rank pari passu in right of payment with all other unsubordinated indebtedness of the Company.

Net proceeds from the sale of the Notes were applied to the repayment of a portion of the borrowings under the Company's revolving credit facility. The remainder of the revolving credit facility was repaid with the proceeds of borrowings under a new revolving credit facility with four banks effective August 12, 1996. The new revolving credit facility of $125 million has an initial term of three years and replaces the former $200 million facility which was due to expire in 1998. In addition, on an annual basis, the new facility may be extended for a three-year period upon the Company's request, with the consent of all members of the bank group. All or any portion of the outstanding loans may be prepaid at any one time and the commitments may be terminated, in whole or in part, at the Company's option with no prepayment penalty. Interest rates on borrowings are based on various floating rate alternative pricing mechanisms. There is a commitment fee on the unborrowed amount. The terms of the credit facility provide for, among other things, restrictions regarding minimum working capital requirements, limitations on other borrowings and capital expenditures and the maintenance of certain financial ratios. At the close of business on August 12, 1996, borrowings under the new facility totaled $53 million.

The Company also has unsecured short-term lines of credit aggregating $40 million available for use. These lines, which may be withdrawn at the option of the lenders, permit the Company to borrow at varying interest rates. There were no borrowings under these lines as of August 12, 1996.

Effective July 2, 1996, the Company entered into a Share Subscription Agreement and Trust with Wachovia Bank of North Carolina, N.A., as Trustee, pursuant to which the Trustee subscribed for 5,000,000 Common Shares of the Company which will be paid for over the 15 year term of the Trust. The proceeds from the sale of the Common Shares will be used to fund Company obligations under various employee benefit plans, to pay cash bonuses and other similar employee related Company obligations. Under Ohio law, the subscribed for Common Shares are deemed to be issued and outstanding for voting and dividend purposes, but will not be fully paid and nonassessable until payment for such Common Shares is received as provided in the Trust. According to generally accepted accounting principles, none of the 5,000,000 Common Shares will be deemed outstanding for purposes of calculating earnings per share until payment is received for the Common Shares as provided in the Trust.

Management estimates that capital expenditures for the current year will approximate $23 million ($2.6 million was expended in the first three months of the current year). Under present business conditions, it is anticipated that funds from current operations and available financial facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

Three Months ended June 30, 1996 Compared with the Three Months ended June 30, 1995

Net sales for the three-month period ended June 30, 1996 of $375.2 million increased 67% over sales of the prior year three-month period of $224.7 million. The current quarter sales include the sales of Pioneer-Standard of Maryland, Inc., the Company's former affiliate which Pioneer acquired in November, 1995. The Company's net sales, excluding the newly acquired affiliate were $268.5 million, up 19% over the comparable period a year ago. The increase in net sales reflect strong demand especially for computer systems products. Semiconductor products accounted for 41% of the Company's sales in the current quarter, compared with 34% a year ago. Computer systems products were 38% of sales in 1996 versus 40% last year. Passive and electromechanical products were 18% of the Company's business in 1996 compared with 24% a year earlier. Miscellaneous products accounted for 3% and 2% of sales in 1996 and 1995, respectively.

Cost of goods sold increased 71% compared with the prior year quarter, resulting in a gross margin of 17.6% in the current quarter compared with 19.4% a year ago. A shift in product mix was the principal factor impacting current year margins.

Warehouse, selling and administrative expenses of $51.3 million increased by 65% over the $31.1 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.7% for the current quarter compared with 13.9% a year ago.

The operating profit resulting from the activity described above of $14.8 million, or 4.0% of sales in the current period was up 19% compared with $12.5 million, or 5.5% of sales a year ago.

Interest expense was $3.9 million in the current quarter compared with $1.4 million a year ago. The higher interest expense is due to increased debt resulting from the purchase of the Company's former affiliate and to fund working capital needs to support the growth of the business.

The consolidated statement of income for the current three month period includes the operating results of the Pioneer Maryland. For the prior year three month period ended June 30, 1995, results only included the Company's 50% equity interest in Pioneer Maryland's earnings of $.5 million.

The effective tax rate for the current year three-month period was 43.6% compared with 40.5% for the same period a year ago. The increase in the current year rate is primarily attributable to the equity in earnings of the Company's affiliate included in the prior year's pre-tax income.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1996 of $6.2 million was $.6 million less than the $6.8 million earned a year earlier.

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

                                              PIONEER-STANDARD ELECTRONICS, INC.

Date:  August 14, 1996                            /s/    James L. Bayman
     --------------------------               -----------------------------
                                               Chairman, President and CEO

Date:  August 14, 1996                            /s/    John V. Goodger
     --------------------------               -----------------------------
                                                Vice President & Treasurer

                       Pioneer-Standard Electronics, Inc.
                                  Exhibit Index

                                                                                    Sequential
Exhibit No.                                      Description                         Page No.
- - -----------                                      -----------                         --------
  4.(a)             Credit Agreement, dated as of August 12, 1996 by and among
                         Pioneer-Standard Electronics, Inc., the Banks
                         identified on the signature pages thereto and National
                         City Bank, as Agent.

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

    (d)             Amendment No. 1 to Note Purchase Agreement dated as of
                         November 1, 1991 by and between the Company and
                         Teachers Insurance and Annuity Association of America,
                         which is incorporated herein by reference from the
                         Company's Annual Report on Form 10-K for the year ended       N/A
                         March 31, 1993.

    (e)             Amendment No. 2 to Note Purchase Agreement dated as of
                         November 30, 1995 by and between the Company and
                         Teachers Insurance and Annuity Association of America.        N/A

    (f)             Amendment No. 3 to Note Purchase Agreement dated as of
                         August 12, 1996 by and between the Company and Teachers
                         Insurance and Annuity Association of America, which is incorporated herein by reference from the Company's
                         Annual Report on Form 10-K for the year ended March 31,
                         1996.

    (g)             Form of Indenture with respect to the 8 1/2% Senior Notes
                         due 2001, which is incorporated from the Company's
                         Registration Statement on Form S-3 (Reg. No.
                         333-07665).                                                   N/A

    (h)             8 1/2 % Senior Notes due 2001.

    (i)             Officer's Certificate containing terms relating to the
                         8 1/2% Senior Notes due 2001.

10. (a)             Retirement Agreement effective March 31, 1996 by and between the Company and Preston B. Heller, Jr. which is
                         incorporated herein by reference from the Company's
                         Annual Report on Form 10-K for the year ended March 31,
                         1996.                                                         N/A

                                                                                                 Sequential
Exhibit No.                                      Description                                      Page No.
- - -----------                                      -----------                                      --------
    (b)                Employment Agreement effective as of April 1, 1996 by and
                            between the Company and James L. Bayman, which is
                            incorporated herein by reference from the Company's
                            Annual Report on Form 10-K for the year ended March 31,                  N/A
                            1996.

    (c)                Employment Agreement effective as of April 1, 1996 by and
                            between the Company and Arthur Rhein, which is
                            incorporated herein by reference from the Company's
                            Annual Report on Form 10-K for the year ended March 31,                  N/A
                            1996.

    (d)                Employment Agreement effective as of April 1, 1996 by and
                            between the Company and John V. Goodger, which is
                            incorporated herein by reference from the Company's
                            Annual Report on Form 10-K for the year ended March 31,                  N/A
                            1996.

    (e)                1982 Incentive Stock Option Plan, as amended, which is
                            incorporated by reference from the Company's Annual
                            Report on Form 10-K for the fiscal year ended March 31,                  N/A
                            1988.

    (f)                Amended and Restated 1991 Stock Option Plan, which is
                            incorporated by reference from the Company's Form S-8
                            Registration Statement dated April 28, 1994.                             N/A

    (g)                Amended 1995 Stock Option Plan for Outside Directors, which is incorporated by reference from the Company's Form
                            S-8 Registration Statement dated June 28, 1996.                          N/A

    (h)                Share Subscription Agreement and Trust, effective July 2,
                            1996, between the Company and Wachovia Bank of North
                            Carolina, N.A., which is incorporated by reference from
                            the Company's Registration Statement on Form S-3 (Reg.                   N/A
                            No. 333-07665).

    11                 Calculation of Primary Earnings Per Share

    27                 Financial Data Schedule