Form 10-Q
period 1996-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1996-11-14
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X          OF THE SECURITIES EXCHANGE ACT OF 1934
         ---
For the quarterly period ended September 30, 1996.
                               -------------------

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                             34-0907152
       ----                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
-------------------------------------                      -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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
Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF NOVEMBER 1, 1996: 27,572,104.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                      September 30, 1996
                                        (Unaudited)    March 31, 1996
                                        -----------    --------------
ASSETS

Current assets
  Cash                                    $  21,446      $ 24,440
  Accounts receivable - net                 184,959       189,296
  Merchandise inventory                     256,323       238,370
  Prepaid expenses                            1,525         2,922
  Deferred income taxes                      11,454        11,454
                                          ---------      --------
       Total current assets                 475,707       466,482

Intangible assets                            41,865        42,446
Other assets                                  1,385         1,503

Property and equipment, at cost              85,974        84,024
Accumulated depreciation                     36,628        35,345
                                          ---------      --------
 Net                                         49,346        48,679
                                          ---------      --------
                                          $ 568,303      $559,110
                                          =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable to banks                  $   8,000      $ 21,000
  Accounts payable                          151,446       184,946
  Accrued liabilities                        30,776        32,825
  Long-term debt due within
       one year                               2,889         2,871
                                          ---------      --------
       Total current liabilities            193,111       241,642

Long-term debt                              212,474       164,447
Deferred income taxes                         2,328         2,328

Shareholders' equity
  Common stock, at stated value               8,208         6,667
  Capital in excess of stated value          72,347        17,221
  Retained earnings                         135,840       126,506
  Deferred compensation                     (56,250)         --
  Foreign currency translation adjustment       245           299
                                          ---------      --------
       Net                                  160,390       150,693
                                          ---------      --------
                                          $ 568,303      $559,110
                                          =========      ========



See Accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                              Quarter ended                             Six months ended
                                                              September 30,                               September 30,

                                                        1996                1995                       1996               1995
                                                        ----                ----                       ----               ----
Net sales                                           $357,683            $234,913                   $732,839           $459,637

Cost and expenses:
  Cost of goods sold                                 296,397             189,557                    605,387            370,671
  Warehouse, selling and
    administrative expense                            48,264              32,690                     99,612             63,838
                                                    --------            --------                   --------           --------
Operating profit                                      13,022              12,666                     27,840             25,128

Interest expense                                       4,641               1,516                      8,545              2,965
Equity in earnings of
  50% -owned company                                      --                 458                         --                909
                                                    --------            --------                   --------           --------

Income before income taxes                             8,381              11,608                     19,295             23,072

Provision for income taxes                             3,848               4,903                      8,611              9,551
                                                    --------            --------                   --------           --------

Net income                                          $  4,533            $  6,705                   $ 10,684           $ 13,521
                                                    ========            ========                   ========           ========



Average shares outstanding                        23,041,992          23,252,372                 23,083,026         23,178,946

Shares outstanding at end of period               27,572,104          22,451,135                 27,572,104         22,451,135

Earnings per share - primary and
  fully diluted                                         $.20                $.29                       $.46               $.58

Dividends per share                                     $.03               $.023                       $.06              $.047



See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)



                                                                                          Six months ended
                                                                                           September 30,

                                                                                    1996                      1995
                                                                                    ----                      ----
Cash flows from operating activities:
  Net income                                                                    $ 10,684                  $ 13,521
  Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                             7,292                     4,334
         Undistributed earnings of affiliate                                         ---                     (909)
         Increase in operating working capital                                   (47,806)                  (30,269)
         Decrease in other assets                                                    118                       ---
         Deferred taxes                                                              ---                        72
                                                                                 -------                   --------
           Total adjustments                                                     (40,396)                  (26,772)
                                                                                 --------                  --------

           Net cash used in
              operating activities                                               (29,712)                  (13,251)

Cash flows from investing activities:
  Additions to property and equipment                                             (7,389)                  (10,961)
                                                                                 -------                   --------
       Net cash used in investing activities                                      (7,389)                  (10,961)

Cash flows from financing activities:
  Increase (decrease) in short-term financing                                    (13,000)                    10,000
  Revolving credit borrowings - net                                             (102,000)                    24,000
    Proceeds of senior notes                                                     150,000                       ---
  Increase (decrease) in other long-term
    debt obligations                                                                  55                       (88)
  Issuance of common shares under company
    stock option plan                                                                417                       589
  Dividends paid                                                                  (1,351)                   (1,046)
                                                                                  ------                    ------
         Net cash provided by financing activities                                34,121                    33,455

Effect of exchange rate changes on cash                                              (14)                         4
                                                                                 -------                   --------

Net increase (decrease) in cash                                                   (2,994)                     9,247

Cash at beginning of period                                                        24,440                     9,598
                                                                                 --------                  --------

Cash at end of period                                                            $ 21,446                  $ 18,845
                                                                                 ========                  ========




See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and six-month periods ended September 30, 1996 and 1995. Common share equivalents consist of shares issuable upon exercise of stock options computed by using the treasury stock method.

2.MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and six months ended September 30, 1996 and 1995. The results of operations for the three and six month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets increased by $9.2 million and current liabilities decreased by $48.5 during the six-month period ended September 30, 1996, resulting in an increase of $57.7 million of working capital. The decrease in liabilities is primarily attributable to a $33.5 million reduction in accounts payable levels reflecting timing differences and to a $13.0 million reduction of short-term bank borrowings. The current ratio was 2.5:1 at September 30, 1996 compared with 1.9:1 at year-end, March 31, 1996.

During the first six months of the current year, total interest-bearing debt increased by $35.0 million. The increase in debt is attributable to funding working capital requirements and capital expenditures. The ratio of interest-bearing debt to capitalization was 58% at September 30, 1996 (51% when including equity credit for the market value of the subscribed shares of the Share Subscription Agreement and Trust referred to below) compared with 56% at March 31, 1996.

Effective July 2, 1996, the Company entered into a Share Subscription Agreement and Trust with Wachovia Bank of North Carolina, N.A., as Trustee, pursuant to which the Trustee subscribed for 5,000,000 Common Shares of the Company which will be paid for over the 15 year term of the Trust. The proceeds from the sale or direct use of the Common Shares over the life of the Trust will be used to fund Company obligations under various employee benefit plans.

On August 12, 1996, the Company completed a public offering of $150 million principal amount of 8.50% Senior Notes due 2006. Net proceeds from the sale of the Notes were applied to the repayment of a portion of the borrowings under the Company's bank revolving credit facility. As of September 30, 1996, $50.0 million was borrowed under the bank revolving credit facility. Also, as of August 12, 1996, the Company's $200 million bank revolving credit facility was replaced with a three-year $125 million facility with the Company's banks. In addition, the Company has unsecured short-term lines of credit aggregating $40 million available for use. At September 30, 1996, the Company had $107.0 million available for use under these combined credit facilities. In addition to the bank credit facilities, the Company has $50 million remaining under the Form S-3 Registration Statement filed in July, 1996 to offer to the public in the form of either debt or equity, however, there can be no assurances that the Company will complete such a transaction.

Management estimates that capital expenditures for the current fiscal year will approximate $15 million ($7.4 million was expended in the first six months of the current year). Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the three-month period ended September 30, 1996 of $357.7 million increased 52% over sales of the prior year three-month period of $234.9 million. The current quarter sales include the sales of Pioneer-Standard of Maryland, Inc., the Company's former 50%-owned affiliate which Pioneer acquired in November, 1995. Including the former affiliate's sales on a pro forma basis for the prior year period, net sales increased to $357.7 million from $315.2 million a year ago, or a 13% increase. Semiconductor products accounted for 42% of the Company's sales in the current quarter, compared with 36% a year ago. Computer systems products were 37% of sales in 1996 versus 39% last year. Passive and electromechanical products were 18% of the Company's business in 1996 compared with 22% a year earlier. Miscellaneous products accounted for 3% in both 1996 and 1995.

Cost of goods sold increased 56% compared with the prior year quarter, resulting in a gross margin of 17.1% in the current quarter compared with 19.3% a year ago. A shift in product mix, particularly with respect to a higher volume of lower gross margin products within the semiconductor line, such as microprocessors, was a principal factor impacting current year margins.

Warehouse, selling and administrative expenses of $48.3 million increased by 48% over the $32.7 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.5% for the current quarter compared with 13.9% a year ago.

The operating profit resulting from the activity described above of $13.0 million, or 3.6% of sales, in the current period was up 3% compared with $12.7 million, or 5.4% of sales a year ago.

Interest expense was $4.6 million in the current quarter compared with $1.5 million a year ago. The higher interest expense is due to increased debt resulting from the purchase of the Company's former 50%-owned affiliate and to fund working capital needs to support ongoing growth needs of the business.

The consolidated statement of income for the three month period of the current year includes the operating results of Pioneer Maryland, whereas for the prior year three month period ended September 30, 1995, results included only the Company's 50% equity interest in Pioneer Maryland's net earnings which amounted to $.5 million.

The effective tax rate for the current year three-month period was 45.9% compared with 42.2% for the same period a year ago. In the prior year, the equity in net earnings of the Company's former 50%-owned affiliate was included in pre-tax income in accordance with the equity basis of accounting. This is a primary factor causing the difference in the effective tax rates for the two periods.

Primarily as a result of the factors above, the Company's net income for the three-month period ending September 30, 1996 of $4.5 million was $2.2 million less than the $6.7 million earned a year earlier.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
THE SIX MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the six-month period ended September 30, 1996 of $732.8 million were 59% greater than sales of the prior year six-month period of $459.6 million. The current six-month sales include the sales of Pioneer-Standard of Maryland, Inc., the Company's former 50%-owned affiliate, which Pioneer acquired in November, 1995. Including the former affiliate's sales on a pro forma basis for the prior year period, net sales increased to $732.8 million from $619.4 million a year ago, or a 18% increase. During the first six months of 1996, semiconductor products accounted for 42% of the Company's sales compared with 35% in the prior year. Computer systems products accounted for 37% of the Company's sales in 1996 and 39% in 1995. Passive and electromechanical products accounted for 18% of the Company's sales in 1996 and 23% of sales in 1995. Miscellaneous products accounted for 3% of sales in both 1996 and 1995.

The percentage increase in cost of goods sold of 63% resulted in a gross margin of 17.4% in the first six months of the current year compared with 19.4% a year ago. A shift in product mix, particularly with respect to a higher volume of lower gross margin products within the semiconductor line was a principal factor impacting current year margins.

Warehouse, selling and administrative expenses of $99.6 million increased by 56% as compared with the $63.8 million incurred during the prior year six-month period. This resulted in a ratio of these expenses to sales of 13.6% for the current six months compared with 13.9% a year ago.

The operating profit resulting from the activity described above of $27.8 million in 1996 or 3.8% of sales was up 11% compared with $25.1 million or 5.5% of sales a year ago.

Interest expense was $8.5 million in the current six-month period compared with $3.0 million a year ago. The higher interest expense is due to increased debt resulting from the purchase of the Company's former 50%-owned affiliate and to fund working capital needs to support ongoing growth needs of the business.

The consolidated statement of income for the six month period of the current year includes the operating results of Pioneer Maryland, whereas for the prior six-month period ended September 30, 1995, results included only the Company's 50% equity interest in Pioneer Maryland's net earnings which amount to $.9 million.

The effective tax rate for the current six-month period was 44.6% compared with 41.4% a year ago. In the prior year, the equity in net earnings of the Company's former 50%-owned affiliate was included in pre-tax income in accordance with the equity basis of accounting. This is a primary factor causing the difference in the effective tax rates for the two periods.

Primarily as a result of the factors noted above, the Company's net income for the six-month period ending September 30, 1996 of $10.7 million was $2.8 million lower than the $13.5 million earned a year ago.

PART II - OTHER INFORMATION

       ITEM 1.      LEGAL PROCEEDINGS
                    The potential litigation discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 has been resolved.

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    At the Annual Meeting of Shareholders held on July 23, 1996 (the "Annual Meeting"), the shareholders voted to elect James L. Bayman, Gordon E. Heffern and Karl E. Ware each to an additional three-year term as Directors of the Company. Following is a summary of the voting:

                                  James L.       Gordon E.           Karl E.
                    Votes         Bayman           Heffern            Ware
                    -----         ------           -------            ----
                    For         18,188,324       18,202,215       18,235,827

                    Against         81,445           67,554           33,942

                    The term of office of the following Directors of the Company continued after the Annual Meeting: Frederick A. Downey; Victor Gelb; Preston B. Heller, Jr.; Arthur Rhein; Edwin Z. Singer; and Thomas C. Sullivan.

                    In addition, at the Annual Meeting, an Amendment to the Company's Amended Articles of Incorporation to increase the number of authorized Common Shares from 40 million to 80 million was approved by the Shareholders; 17,409,881 Common Shares voted in favor of the Amendment, 827,164 Common Shares were cast against the Amendment, 32,724 Common Shares abstained from voting on the Amendment and there were no broker non-votes.

ITEM 5.             OTHER INFORMATION
                    The Company has entered into various agreements with respect to its financing. See the discussion under "Financial Condition" for a summary of these agreements. These agreements were filed as exhibits to the Company's June 30, 1996 Form 10-Q.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a)  EXHIBITS

                    Number         Description
                    ------         -----------
                    3(a)           Certificate of Amendment to Amended Articles
                                   of Incorporation of Pioneer-Standard
                                   Electronics, Inc.
                    11             Calculation of Primary Earnings Per Share
                    27             Financial Data Schedule

                    (b)  FORM 8-K
                    A Form 8-K dated July 5, 1996 was filed for a Company press release announcing first quarter sales and earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PIONEER-STANDARD ELECTRONICS, INC.


Date:  November 13, 1996                 James L. Bayman
     -------------------       -------------------------------------
                                   Chairman, President and CEO

Date:  November 13, 1996                 John V. Goodger
     -------------------       -------------------------------------
                                   Vice President & Treasurer