Form 10-Q
period 1996-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1997-02-14
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X      OF THE SECURITIES EXCHANGE ACT OF 1934
        ----
For the quarterly period ended December 31, 1996.
                               ------------------

                                       OR

        ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                             34-0907152
------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
-------------------------------------                      -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR
VALUE, AS OF FEBRUARY 10, 1997:   22,579,229. (Excludes 5,000,000 Common Shares
subscribed by the Share Subscription Agreement and Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                   December 31, 1996
                                                      (Unaudited)                  March 31, 1996
                                                      -----------                  --------------

ASSETS

Current assets
Cash                                                 $  35,042                        $  24,440
Accounts receivable - net                              195,377                          189,296
Merchandise inventory                                  247,405                          238,370
Prepaid expenses                                         2,237                            2,922
Deferred income taxes                                   11,454                           11,454
                                                     ---------                        ---------
       Total current assets                            491,515                          466,482

Intangible assets                                       41,562                           42,446
Other assets                                             1,385                            1,503

Property and equipment, at cost                         88,046                           84,024
Accumulated depreciation                                37,930                           35,345
                                                     ---------                        ---------
Net                                                     50,116                           48,679
                                                     ---------                        ---------
                                                      $584,578                        $ 559,110
                                                      ========                        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Notes payable to banks                               $      --                       $   21,000
Accounts payable                                       158,143                          184,946
Accrued liabilities                                     42,469                           32,825
Long-term debt due within
       one year                                          2,878                            2,871
                                                     ---------                        ---------
       Total current liabilities                       203,490                          241,642

Long-term debt                                         213,587                          164,447
Deferred income taxes                                    2,328                            2,328

Shareholders' equity
Common stock, at stated value                            8,210                            6,667
Capital in excess of stated value                       81,735                           17,221
Retained earnings                                      140,786                          126,506
Deferred compensation                                  (65,625)                             ---
Foreign currency translation adjustment                     67                              299
                                                     ---------                       ----------
       Net                                             165,173                          150,693
                                                     ---------                       ----------
                                                     $ 584,578                        $ 559,110
                                                     =========                        =========


See accompanying notes.
                                      2

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                               Quarter ended                             Nine months ended
                                                                December 31,                                December 31,


                                                         1996                1995                       1996               1995
                                                         ----                ----                       ----               ----

Net sales                                            $384,385            $263,940                 $1,117,224           $723,577

Cost and expenses:
Cost of goods sold                                    319,461             216,390                    924,848            587,061
Warehouse, selling and
       administrative expense                          50,713              36,455                    150,325            100,293
                                                     --------            --------                   --------           --------
Operating profit                                       14,211              11,095                     42,051             36,223

Interest expense                                        4,781               2,067                     13,326              5,032
Equity in loss of
50% -owned company                                         --             (1,082)                         --              (173)
                                                     --------            --------                   --------           --------

Income before income taxes                              9,430               7,946                     28,725             31,018

Provision for income taxes                              3,805               3,857                     12,416             13,408
                                                     --------            --------                   --------           --------

Net income                                           $  5,625            $  4,089                   $ 16,309           $ 17,610
                                                     ========            ========                   ========           ========


Weighted average shares outstanding                22,982,606          23,108,433                 23,037,580         23,156,263


Earnings per share - primary and
fully diluted                                            $.24                $.18                       $.71               $.76

Dividends per share                                      $.03                $.03                       $.09              $.077



See accompanying notes.
                                      3

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)



                                                                                       Nine months ended
                                                                                          December 31,
                                                                                   1996                     1995
                                                                                   ----                     ----

Cash flows from operating activities:
Net income                                                                       $ 16,309                  $ 17,610
Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                             10,041                     6,679
         Undistributed earnings of affiliate                                          ---                       173
         Increase in operating working capital                                    (31,716)                  (30,397)
         Increase (decrease) in other assets                                          118                    (8,400)
                                                                                   ------                    ------
           Total adjustments                                                      (21,557)                  (31,945)
                                                                                   ------                    ------

           Net cash used in
              operating activities                                                 (5,248)                  (14,335)

Cash flows from investing activities:
      Purchase of remaining 50% of affiliate
       net of cash acquired                                                          ---                    (49,883)
Additions to property and equipment                                               (10,634)                  (15,269)
                                                                                   ------                    ------
       Net cash used in investing activities                                      (10,634)                  (65,152)

Cash flows from financing activities:
     Decrease in short-term financing                                             (21,000)                   (7,000)
     Revolving credit borrowings - net                                            (97,000)                   49,000
     Letter of credit commitment secured by
       revolving credit agreement                                                    ---                     50,000
     Proceeds of senior notes                                                     150,000                       ---
     Decrease in other long-term
       debt obligations                                                            (3,853)                   (3,468)
Issuance of common shares under company
       stock option plan                                                              432                       589
Dividends paid                                                                     (2,028)                   (1,720)
                                                                                   ------                    ------
         Net cash provided by financing activities                                 26,551                    87,401

Effect of exchange rate changes on cash                                               (67)                       34
                                                                                   ------                    ------

Net increase in cash                                                               10,602                     7,948

Cash at beginning of period                                                        24,440                     9,598
                                                                                   ------                    ------

Cash at end of period                                                            $ 35,042                  $ 17,546
                                                                                 ========                  ========

See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.   PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and nine-month periods ended December 31, 1996 and 1995. Common share equivalents consist of shares issuable upon exercise of stock options computed by using the treasury stock method. Due to the application of treasury stock method, the 5,000,000 shares subscribed for by the trust (see note 2) have no effect on earning per share.

2.   SHARE SUBSCRIPTION AGREEMENT AND TRUST

On July 2, 1996 the Company entered into a Share Subscription Agreement and Trust (the "Trust") with Wachovia Bank of North Carolina N.A., as Trustee, and the Trustee subscribed for 5,000,000 Common Shares of the Company which will be paid for over the 15-year term of the Trust. The proceeds from the sale or direct use of the Common Shares over the life of Trust will be used to fund company obligations under various benefit plans. As of December 31, 1996 no shares have been released from the Trust. The following details the fair market value of the 5,000,000 shares subscribed for by the Trust reflected in Shareholders Equity at December 31, 1996:


Common stock at stated value (5,000,000 @ $.30)                               $   150,000
Capital in excess of stated value (5,000,000 shares)                          $65,475,000
Deferred compensation (5,000,000 shares @ $13.125 fair market value)         ($65,625,000)
                                                                            -------------
Net effect on shareholders equity                                             $     0
                                                                             ============

3.   MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters and nine months ended December 31, 1996 and 1995. The results of operations for the three and nine month periods are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets increased by $25.0 million and current liabilities decreased by $38.2 during the nine-month period ended December 31, 1996, resulting in an increase of $63.2 million of working capital. The decrease in liabilities is primarily attributable to a $26.8 million reduction in accounts payable levels reflecting timing differences and to a $21.0 million reduction of short-term bank borrowings. The current ratio was 2.4:1 at December 31, 1996 compared with 1.9:1 at year-end, March 31, 1996.

During the first nine months of the current year, total interest-bearing debt increased by $28.1 million. The increase in debt is attributable to funding working capital requirements and capital expenditures. The ratio of interest-bearing debt to capitalization was 57% at December 31, 1996 compared with 56% at March 31, 1996.

Management estimates that capital expenditures for the current fiscal year will approximate $15 million ($10.6 million was expended in the first nine months of the current year). Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

On August 12, 1996, the Company completed a public offering of $150 million principal amount of 8.50% Senior Notes due 2006. Net proceeds from the sale of the Notes were applied to the repayment of a portion of the borrowings under the Company's bank revolving credit facility. As of August 12, 1996, the Company's $200 million bank revolving credit facility was replaced with a three-year $125 million facility with the Company's banks. As of December 31, 1996, $55.0 million was borrowed under the bank revolving credit facility. In addition, the Company has unsecured short-term lines of credit aggregating $40 million available for use. At December 31, 1996, the Company had an aggregate of $110.0 million available for use under these combined credit facilities. In addition to the bank credit facilities, the Company has $50 million remaining under the Shelf Form S-3 Registration Statement filed in July, 1996 to offer to the public in the form of either debt or equity: However, due to market conditions and other factors which may be beyond the Company's control, there can be no assurances that the Company will complete such a transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1995

Net sales for the three-month period ended December 31, 1996 of $384.4 million increased 46% over sales of the prior year three-month period of $263.9 million. The current quarter sales include the sales of Pioneer-Standard of Maryland, Inc., the Company's former 50%-owned affiliate which Pioneer acquired in November, 1995. Including the former affiliate's sales on a pro forma basis for the prior year period, net sales increased to $384.4 million from $324.0 million a year ago, or a 19% increase. Semiconductor products accounted for 42% of the Company's sales in the current quarter, compared with 36% a year ago. Computer systems products were 39% of sales in 1996 versus 42% last year. Passive and electromechanical products were 16% of the Company's business in 1996 compared with 19% a year earlier. Miscellaneous products accounted for 3% of the Company's business in both 1996 and 1995.

Cost of goods sold increased 48% compared with the prior year quarter, resulting in a gross margin of 16.9% in the current quarter compared with 18.0% a year ago. A shift in product mix, particularly with respect to a higher volume of lower gross margin products within the semiconductor line, such as microprocessors, was a principal factor impacting current year margins. Typically, semiconductor products have the highest gross margin percentage of the three product categories, but the increased sales of high volume, low margin products, such as microprocessors in the semiconductor category, rank the gross margin percentage of semiconductors below the other two product categories. Passives had the highest gross margin percentage.

Warehouse, selling and administrative expenses of $50.7 million increased by 39% over the $36.5 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.2% for the current quarter compared with 13.8% a year ago, reflecting expense controls and efficiencies.

The operating profit resulting from the activity described above of $14.2 million, or 3.7% of sales, in the current period rose by 28% compared with $11.1 million, or 4.2% of sales a year ago.

Interest expense was $4.8 million in the current quarter compared with $2.1 million a year ago. The higher interest expense is due to increased debt incurred in connection with the purchase of the Company's former 50%-owned affiliate and to fund working capital needs to support ongoing growth needs of the business.

The consolidated statement of income for the three month period of the current year includes the operating results of Pioneer Maryland, whereas results for the same period in 1995 included a net loss of 1.1 million, representing the Company's 50% equity interest in Pioneer Maryland's net loss for the two months ended November and the consolidated operating results for December. The net loss for Pioneer Maryland for the two-month period in 1995 included an after-tax non-recurring discontinuance charge of $2.4 million recorded by Pioneer Maryland to conform to the Company's methods of accounting.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1995

The effective tax rate for the current year three-month period was 40.3% compared with 48.5% for the same period a year ago. In the prior year, the equity in the net loss of the Company's former 50%-owned affiliate of $1.1 million was included in pre-tax income in accordance with the equity basis of accounting. This is the primary factor causing the difference in the effective tax rates for the two periods.

Primarily as a result of the factors above, the Company's net income for the three-month period ending December 31, 1996 of $5.6 million was $1.5 million greater than the $4.1 million earned a year earlier.


NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1995

Net sales for the nine-month period ended December 31, 1996 of $1,117.2 million were 54% greater than sales of the prior year nine-month period of $723.6 million. The current nine-month sales include the sales of Pioneer-Standard of Maryland, Inc., the Company's former 50%-owned affiliate, which Pioneer acquired in November, 1995. Including the former affiliate's sales on a pro forma basis for the prior year period, net sales increased to $1,117.2 million from $943.3 million a year ago, or an 18% increase. During the first nine months of 1996, semiconductor products accounted for 42% of the Company's sales compared with 35% in the prior year. Computer systems products accounted for 38% of the Company's sales in 1996 and 40% in 1995. Passive and electromechanical products accounted for 17% of the Company's sales in 1996 and 22% of sales in 1995. Miscellaneous products accounted for 3% of sales in both 1996 and 1995.

The percentage increase in cost of goods sold of 58% resulted in a gross margin of 17.2% in the first nine months of the current year compared with 18.9% a year ago. A shift in product mix, particularly with respect to a higher volume of lower gross margin products within the semiconductor line was a principal factor impacting current year margins. Typically, semiconductor products have the highest gross margin percentage of the three product categories, but the increased sales of high volume, low margin products, such as microprocessors in the semiconductor category, rank the gross margin percentage of semiconductors below the other two product categories. Passives had the highest gross margin percentage.

Warehouse, selling and administrative expenses of $150.3 million increased by 50% as compared with the $100.3 million incurred during the prior year nine-month period. This resulted in a ratio of these expenses to sales of 13.5% for the current nine months compared with 13.9% a year ago, reflecting expense controls and efficiencies.

The operating profit resulting from the activity described above of $42.1 million in 1996 or 3.8% of sales rose by 16% compared with $36.2 million or 5.0% of sales a year ago.

Interest expense was $13.3 million in the current nine-month period compared with $5.0 million a year ago. The higher interest expense is due to increased debt resulting from the purchase of the Company's former 50%-owned affiliate and to fund working capital needs to support ongoing growth needs of the business.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1995 (cont'd)

The consolidated statement of income for the nine-month period of the current year includes the operating results of Pioneer Maryland, whereas the same period in 1995 included a net loss of 1.1 million, representing the Company's 50% equity interest in Pioneer Maryland's net loss for the eight months through November and the consolidated operating results for December. The net loss for Pioneer Maryland for the eight-month period in 1995 included an after-tax non-recurring discontinuance charge of $2.4 million recorded by Pioneer Maryland to conform to the Company's methods of accounting.

The effective tax rate was 43.2% in both nine-month periods.

Primarily as a result of the factors noted above, the Company's net income for the nine-month period ending December 31, 1996 of $16.3 million was $1.3 million lower than the $17.6 million earned a year ago.

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a)  EXHIBITS

             Number   Description
             ------   -----------
             11       Calculation of Primary Earnings Per Share
             27       Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PIONEER-STANDARD ELECTRONICS, INC.


Date:  February 13, 1996                         James L. Bayman
     -------------------                -----------------------------------
                                            Chairman, President and CEO

Date:  February 13, 1996                         John V. Goodger
     -------------------                -----------------------------------
                                              Vice President & Treasurer