Form 10-K405
period 1997-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1997-06-26
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                        Common Shares, without par value
                          Common Share Purchase Rights

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [X]

         The aggregate market value of voting shares of the Registrant held by non-affiliates was $406,078,598 as of June 9, 1997, computed on the basis of the last reported sale price per share ($13.875) of such shares on The Nasdaq National Market. Common Shares held by each officer, Director and person who owns or may be deemed to own 10% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 9, 1997, the Registrant had the following number of Common Shares outstanding: 31,056,782.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 29, 1997 are incorporated by reference into Part III of this Form 10-K.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts II and IV of this Form 10-K.

         Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1997.

                                     PART I

ITEM 1.  BUSINESS

         (a) Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 4800 East 131st Street, Cleveland, Ohio 44105 (telephone number (216) 587-3600). On June 1, 1994, Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company, purchased from United Westburne Inc., a Canadian corporation, certain of the assets and assumed certain liabilities of Westburne's Zentronics Division, which the Company believes is one of the largest distributors of electronic components and computer products in Canada. On November 30, 1995, the Company acquired Pioneer/Technologies Group Inc., a Maryland corporation ("Technologies"). There have not been any material changes in the nature of the business done by the Company since April 1, 1996. Except as otherwise stated, the term "Company" as used herein shall mean Pioneer-Standard Electronics, Inc. and its wholly-owned subsidiaries.

         (b) The Company is engaged in the distribution of industrial and end-user electronics components and computer products manufactured by others, which business comprises only one basic industry segment.

         (c) The following is a description of various aspects of the Company's business:

         INDUSTRIAL AND END-USER DISTRIBUTION - The Company distributes a broad range of electronics components and computer products manufactured by others. These products are sold to original equipment manufacturers, value-added resellers, government agencies and commercial end-users. These products are classified into three broad categories: semiconductors; computer products; and interconnect, passive and electromechanical components. During fiscal 1997, semiconductor products accounted for 41% of the Company's sales compared with 38% in 1996 and 37% in 1995. These products include microprocessors, memory devices, programmable logic devices, analog and digital integrated circuits and other semiconductor devices. During fiscal 1997, computer products accounted for 39% of the Company's sales compared with

40% in 1996 and 38% in 1995. These products include mid-range and high-end computer systems, servers, storage subsystems, software, personal computers, display terminals and networking products. During fiscal 1997, interconnect, passive and electromechanical products accounted for 17% of the Company's sales, compared with 20% in 1996 and 22% in 1995. These products include capacitors, connectors, resistors, switches and power conditioning equipment.

         As a part of its distributor operations, the Company offers value-added services including point of use inventory management, systems integration, just-in-time kitting operations, turnkey assembly, memory and logic device programming, connector and cable assemblies to customer specifications, power products integration and networking expertise. Sales amounts for these services are included among the three broad categories discussed above.

         Miscellaneous products accounted for 3% of sales in 1997, 2% of sales in 1996 and 3% of sales in 1995.

         PRODUCTS DISTRIBUTED AND SOURCES OF SUPPLY - The Company is a leading distributor of a broad range of industrial and end-user components and computer products supplied by more than 100 manufacturers. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 1997 fiscal year, products purchased from the Company's five largest suppliers accounted for 69% of total sales volume, with Digital Equipment Corporation (27%) and Intel Corporation (23%) being the largest two suppliers. The loss of any one of the top five suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company. The majority of the products sold by the Company are purchased pursuant to distributor agreements which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also often provide protection to the Company for product obsolescence and price erosion. The Company believes it has good relationships with its suppliers.

         CUSTOMERS - The Company serves over 24,000 customers in many major markets of North America. No single customer accounted for more than 5% of the Company's total sales for the fiscal year 1997.

         BACKLOG - The Company historically has not had a significant backlog of orders, although some shipments may be scheduled for delivery over an extended period of time. There was not a significant backlog during the last fiscal year.

         COMPETITION - The sale and distribution of industrial electronic components and computer products are highly competitive, primarily with respect to price and product availability, but also with respect to service, variety and availability of products carried, number of locations and promptness of service. Many of the distributors with which the Company competes are regional or local distributors. However, several of the Company's strongest competitors have national and international distribution businesses. The Company's customers also may be served by manufacturers, including some of the Company's suppliers, who may sell directly to the industrial and end-user account base.

         EMPLOYEES - As of March 31, 1997, the Company had 2,066 employees. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

         (d) The Company distributes its products in the United States and Canada. Export sales are not a significant portion of the Company's sales.

ITEM 2. PROPERTIES

         The Company's major distribution facilities used in its business are set forth below:

                                                                    Owned or            Expiration Date
               Location                       Sq. Ft.               Leased               of Lease (1)
               --------                       -------               ------               ------------

Agoura Hills, California                       10,000               Leased             September 30, 2001
Austin, Texas                                  10,800               Leased             August 31, 2000
Chicago, Illinois                              11,300               Leased             April 14, 1998
Cleveland, Ohio (2)                            87,000               Owned
Dallas, Texas                                  13,500               Leased             October 31, 1999
Eden Prairie, Minnesota                        12,800               Leased             August 31, 1997
Fremont, California                            12,000               Leased             March 15, 1999
Gaithersburg, Maryland                        102,600               Leased             July 31, 1999
Horsham, Pennsylvania                          12,800               Leased             October 31, 2000
Irvine, California                             14,700               Leased             February 29, 2000
Lexington, Massachusetts                       26,400               Owned
Montreal, Canada                               12,100               Leased             February 28, 1999
San Jose, California                           34,100               Leased             June 30, 1999
Solon, Ohio                                   174,000               Leased             March 31, 2005
Solon, Ohio                                    21,600               Leased             December 20, 2000
Solon, Ohio                                    24,000               Leased             February 28, 1999
Solon, Ohio                                    41,000               Leased             March 31, 1998
Solon, Ohio                                    44,700               Leased             May 31, 1999
Toronto, Canada                                32,700               Leased             May 31, 1999
Tustin, California                             16,100               Leased             November 20, 1998
Twinsburg, Ohio (3)                           106,000               Owned

---------------

(1)      The major leases contain renewal options for periods of up to ten years.
(2)      Corporate headquarters.
(3)      Corporate distribution center.

The Company also has entered into leases for numerous distribution facilities, each of 10,000 square feet or less.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 31, 1997, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1997.

         Executive Officers of the Company (1)
         -------------------------------------

         The name, age and positions of each executive officer of the Company as of June 1, 1997 are as follows:

                 Name                       Age                                 Position
                 ----                       ---                                 --------

         James L. Bayman                    60       Chairman of the Board of the Company  since April 1, 1996 and Chief
                                                     Executive Officer of the Company since April 3, 1995.
                                                     President of the Company from June, 1984 to April 29, 1997.
                                                     Chief Operating Officer of the Company from June, 1984 to
                                                     April 3, 1995.

         Arthur Rhein                       51       President and Chief Operating Officer of the Company since
                                                     April 29, 1997; Senior Vice President of the Company from
                                                     1993 to April 29, 1997 and Vice President - Marketing of the
                                                     Company from 1986 to 1993.

         Robert E. Danielson                52       Senior Vice President and Chief Information Officer of the
                                                     Company since June, 1996. Prior thereto, Senior Vice
                                                     President and Chief Information Officer of OfficeMax, Inc.
                                                     from 1995 to 1996; Vice President and Chief Information
                                                     Officer of KayBee Toys from 1992 to 1995.

         John V. Goodger                    61       Vice President, Treasurer and Assistant Secretary of the Company
                                                     since 1990. Prior thereto, Vice President, Treasurer and
                                                     Assistant Secretary of

                                                     Ferro Corporation from 1987 to 1990 and Vice President
                                                     and Treasurer of Ferro Corporation from 1984 to 1990.

         William A. Papenbrock              58       Secretary of the Company since 1986. Partner of the law firm of
                                                     Calfee, Halter & Griswold LLP (2).

 --------------------------

         (1) The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

         (2) The law firm of Calfee, Halter & Griswold LLP serves as counsel to the Company.

         There is no relationship by blood, marriage or adoption among the above-listed officers. Messrs. Bayman, Rhein, Danielson and Goodger hold office until terminated as set forth in their employment agreements. Mr. Papenbrock holds office until his successor is elected by the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Shares, without par value, are traded on the Nasdaq National Market. Common Share prices are quoted daily under the symbol "PIOS." The high and low sales prices for the Common Shares, the cash dividends paid on the Common Shares and additional information for each quarter of the two most recent fiscal years required by this Item are set forth at page 33 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

         Cash dividends are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The Company maintains a Dividend Reinvestment Plan whereby cash dividends and a maximum of an additional $5,000 per month may be invested in the Company's Common Shares at no commission cost.

         On April 25, 1989, the Company adopted a Common Share Purchase Rights Plan. For further information about the Common Share Purchase Rights Plan, see
Note 6 (Shareholders' Equity) of Notes to Financial Statements of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth at page 34 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth at pages 19 through 22 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth at pages 23 through 32 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders to be held on July 29, 1997 (the "1997 Proxy Statement") is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's 1997 Proxy Statement under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's 1997 Proxy Statement under the caption "Share Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's 1997 Proxy Statement under the caption "Compensation of Executive Officers - Certain Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the Company's 1997 Annual Report to Shareholders on pages 23 through 32, are incorporated by reference in Item 8:

                      Consolidated Balance Sheets as of March 31, 1997 and 1996 For the years ended March 31, 1997, 1996 and 1995:
                               Consolidated Statements of Income
                               Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements
                      Report of Independent Auditors

                  Quarterly financial data, included in the Company's 1997 Annual Report to Shareholders at page 32, are incorporated by reference in Item 8.

                  (2) FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's 1997 Annual Report to Shareholders:

                           Report of Independent Auditors

                           Schedule II -- Valuation and Qualifying Accounts
                                          for the years ended March 31, 1997,
                                          1996 and 1995

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                  (3) Exhibits
                      --------

                  See the Index to Exhibits at page E-1 of this Form 10-K.

         (b)      Reports on Form 8-K
                  -------------------

         A Current Report on Form 8-K was filed on March 11, 1997 to report the Company's March 6, 1997 registered public offering of 3,000,000 Common Shares and up to an additional 450,000 Common Shares to satisfy underwriters' overallotment options.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PIONEER-STANDARD ELECTRONICS, INC.

Date:    June 26, 1997                By:    /s/ James L. Bayman
                                           ---------------------
                                           James L. Bayman
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Signature                                         Title                                Date
                ---------                                         -----                                ----

/s/  James L. Bayman                         Chairman and Chief Executive Officer             )
---------------------------------------      (Principal Executive Officer)                    )
     James L. Bayman                                                                          )
                                                                                              )
/s/  John V. Goodger                         Vice President, Treasurer and Assistant          )
---------------------------------------      Secretary                                        )
     John V. Goodger                         (Principal Financial and Accounting Officer)     )
                                                                                              )
                                                                                              )
/s/  Preston B. Heller, Jr.                  Director                                         )
---------------------------------------                                                       )
     Preston B. Heller, Jr.                                                                   )
                                                                                              )
/s/  Frederick A. Downey                     Director                                         )
---------------------------------------                                                       )
     Frederick A. Downey                                                                      )
                                                                                              )
/s/  Victor Gelb                             Director                                         )    June 26, 1997
---------------------------------------                                                       )
     Victor Gelb                                                                              )
                                                                                              )
/s/  Gordon E. Heffern                       Director                                         )
---------------------------------------                                                       )
     Gordon E. Heffern                                                                        )
                                                                                              )
/s/  Arthur Rhein                            President and Chief Operating Officer and        )
---------------------------------------      Director                                         )
     Arthur Rhein                                                                             )
                                                                                              )
/s/  Edwin Z. Singer                         Director                                         )
---------------------------------------                                                       )
     Edwin Z. Singer                                                                          )
                                                                                              )

                Signature                                         Title                                Date
                ---------                                         -----                                ----


/s/  Thomas C. Sullivan                      Director                                         )
---------------------------------------                                                       )
     Thomas C. Sullivan                                                                       )
                                                                                              )
/s/  Karl E. Ware                            Director                                         )
---------------------------------------                                                       )
     Karl E. Ware                                                                             )

                       PIONEER-STANDARD ELECTRONICS, INC.
                                  EXHIBIT INDEX

          Exhibit No.                     Description
          -----------                     -----------

              3(a)          Amended Articles of Incorporation of
                            Pioneer-Standard Electronics, Inc.

              (b) Amended Code of Regulations, as amended, of Pioneer-Standard Electronics, Inc.

              4(a) Credit Agreement, dated as of August 12, 1996, by and among the Company, the Banks identified on the signature page thereto and National City Bank as Agent, which is incorporated herein by reference to
                            Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 0-5734).

              (b) Rights Agreement, dated as of April 25, 1989, by and between the Company and AmeriTrust Company National Association, which is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg. No. 333-26697).

              (c) Note Purchase Agreement, dated as of October 31, 1990, by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-26697).

              (d) Amendment No. 1 to Note Purchase Agreement, dated as of November 1, 1991, by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (File No. 0-5734).

              (e) Amendment No. 2 to Note Purchase Agreement, dated as of November 30, 1995, by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

          Exhibit No.                     Description
          -----------                     -----------

              (f) Amendment No. 3 to Note Purchase Agreement, dated as of August 12, 1996 by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 0-5734).

              (g) Indenture, dated as of August 1, 1996, by and between the Company and Star Bank, N.A., as Trustee.

              (h) Share Subscription Agreement and Trust, effective July 2, 1996, by and between the Company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-07665).

              *10(a) Retirement Agreement, effective March 31, 1996, by and between the Company and Preston B. Heller, Jr., which is incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

              *(b) Employment Agreement, effective as of April 1, 1996, by and between the Company and James L. Bayman, which is incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

              *(c) Employment Agreement, effective as of April 1, 1996, by and between the Company and Arthur Rhein, which is incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

              *(d) Employment Agreement, effective as of April 1, 1996, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

          Exhibit No.                     Description
          -----------                     -----------


              *(e) The Company's 1982 Incentive Stock Option Plan, as amended.

              *(f) The Company's Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to
                            Exhibit 4.1 to the Company's Form S-8 Registration Statement (Reg. No. 33-53329).

              *(g) Asset Purchase Agreement, dated April 22, 1994, by and between the Company and Westburne Industrial Enterprises Ltd., which is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 1994 (File No. 0-5734).

              *(h) The Company's Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement (Reg. No. 333-07143).

              11 Statement regarding computation of per share earnings.

              13            1997 Annual Report to Shareholders.

              21            Subsidiaries of the Registrant.

              23            Consent of Ernst & Young LLP, Independent Auditors.

              27            Financial Data Schedule.

              99(a) Certificate of Insurance Policy, effective November 1, 1995, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc.

              99(b) Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to
                            Exhibit 99(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 0-5734).

---------------------------------
     *Denotes a management contract or compensatory plan or arrangement.