Form 10-Q
period 1997-06-30
PIONEER STANDARD ELECTRONICS INC
filed 1997-08-14
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

Commission file number 0-5734
                      -------

                       Pioneer-Standard Electronics, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                          34-0907152
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
-------------------------------------                      -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF AUGUST 1, 1997: 26,058,469 . (Excludes 5,000,000 Common Shares subscribed by the Share Subscription Agreement and Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                             June 30, 1997
                                               (Unaudited)    March 31, 1997
                                               -----------    --------------
ASSETS

Current assets
   Cash                                         $  16,813       $  28,116
   Accounts receivable - net                      220,258         209,086
   Merchandise inventory                          269,613         243,940
   Prepaid expenses                                 8,413           6,633
   Deferred income taxes                           10,285          10,282
                                                ---------       ---------
       Total current assets                       525,382         498,057

Intangible assets                                  39,011          39,260
Other assets                                        2,572           2,602

Property and equipment, at cost                    89,962          91,681
Accumulated depreciation                           38,195          39,087
                                                ---------       ---------
   Net                                             51,767          52,594
                                                ---------       ---------
                                                $ 618,732       $ 592,513
                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                       $  17,500       $  20,500
   Accounts payable                               128,639         144,277
   Accrued liabilities                             39,433          31,867
   Long-term debt due within
       one year                                     2,880           2,878
                                                ---------       ---------
       Total current liabilities                  188,452         199,522

Long-term debt                                    203,577         173,587
Deferred income taxes                               5,788           5,425

Shareholders' equity
   Common stock, at stated value                    9,235           9,228
   Capital in excess of stated value              125,570         121,489
   Retained earnings                              153,578         147,055
   Unearned compensation                          (67,500)        (63,750)
   Foreign currency translation adjustment             32             (43)
                                                ---------       ---------
       Net                                        220,915         213,979
                                                ---------       ---------
                                                $ 618,732       $ 592,513
                                                =========       =========


See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                Quarter ended
                                                  June 30,
                                            1997             1996
                                         -----------      -----------
Net sales                                $   396,264      $   375,156

Cost and expenses:
   Cost of goods sold                        327,553          308,990
   Warehouse, selling and
       administrative expense                 51,423           51,348
                                         -----------      -----------

Operating profit                              17,288           14,818

Interest expense                               4,324            3,904
                                         -----------      -----------

Income before income taxes                    12,964           10,914

Provision for income taxes                     5,659            4,763
                                         -----------      -----------

Net income                               $     7,305      $     6,151
                                         ===========      ===========



Weighted average shares outstanding       26,432,555       23,138,433

Earnings per share - primary and
fully diluted                            $       .28      $       .27

Dividends per share                      $       .03      $       .03






See accompanying notes.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                          Three months ended
                                                               June 30,
                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
   Net income                                           $  7,305       $  6,151
   Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                     4,446          3,554
         Increase in operating working capital           (46,885)       (56,132)
         Decrease in other assets                             30             15
              Deferred taxes                                 360           --
                                                        --------       --------
           Total adjustments                             (42,049)       (52,563)
                                                        --------       --------
           Net cash used in
              operating activities                       (34,744)       (46,412)

Cash flows from investing activities:
       Additions to property and equipment                (3,115)        (2,554)
                                                        --------       --------
      Net cash used in investing activities               (3,115)        (2,254)

Cash flows from financing activities:
     Increase (decrease) in short-term financing          (3,000)         8,500
     Increase in revolving credit borrowings              30,000         48,000
     Increase (decrease) in other long-term
           debt obligation                                    (8)            51
     Issuance of common shares under company
       stock option plan                                     380            304
     Dividends paid                                         (781)          (675)
                                                        --------       --------
         Net cash provided by financing activities        26,591         56,180

Effect of exchange rate changes on cash                      (35)            59
                                                        --------       --------

Net increase in cash                                     (11,303)         7,273

Cash at beginning of period                               28,116         24,440
                                                        --------       --------
Cash at end of period                                   $ 16,813       $ 31,713
                                                        ========       ========




See accompanying notes.

NOTES - Pioneer-Standard Electronics, Inc.

1.         PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters June 30, 1997 and 1996. Common share equivalents consist of shares issuable upon exercise of stock options computed by using the treasury stock method.

2.         MANAGEMENT OPINION

The information furnished herein reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the quarters ended June 30, 1997 and 1996. The results of operations for the three month period are not necessarily indicative of results which may be expected for a full year.

                       PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets increased by $27.3 million and current liabilities decreased by $11.1 during the three-month period ended June 30, 1997, resulting in an increase of $38.4 million in working capital. The current ratio was 2.8:1 at June 30, 1997 compared with 2.5:1 at year-end, March 31, 1997.

During the first three months of the current year, total interest-bearing debt increased by $27.0 million. The increase in debt is attributable to funding working capital and capital expenditure needs. The ratio of interest-bearing debt to capitalization was 50% at June 30, 1997 compared with 48% at March 31, 1997.

Management estimates that capital expenditures for the fiscal year 1998 will approximate $28 million. Capital expenditures in the first three months of the current year were $3.1 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1996

Net sales for the three-month period ended June 30, 1997 of $396.3 million increased 6% over sales of the prior year three-month period of $375.2 million. The increase in net sales reflect strong demand for computer products which more than offset the weaker sales comparisons experienced by the Company's two other product lines, semiconductors and interconnect, passive, and electromechanical products. Semiconductor products accounted for 34% of the Company's sales in the current quarter, compared with 41% a year ago. Computer systems products represented 46% of sales in 1997 versus 38% last year. Interconnect, passive and electromechanical products were 18% of the Company's sales in 1997 and 1996. Miscellaneous products accounted for 2% and 3% of sales in 1997 and 1996, respectively.

Cost of goods sold increased 6% compared with the prior year quarter, resulting in a gross margin of 17.3% in the current quarter compared with 17.6% a year ago. The shift in product mix described above was the principal factor impacting current year margins.

Warehouse, selling and administrative expenses were $51.4 million, compared to the $51.3 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.0% for the current quarter compared with 13.7% a year ago.

The operating profit resulting from the activity described above of $17.3 million, or 4.4% of sales in the current period was up 17% compared with $14.8 million, or 3.9% of sales a year ago.

Interest expense was $4.3 million in the current quarter compared with $3.9 million a year ago.

The effective tax rate for the current year three-month period was 43.7% compared with 43.6% for the same period a year ago.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1997 of $7.3 million was $1.1 million greater than the $6.2 million earned in the prior year.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                    Not applicable.

PART II - OTHER INFORMATION

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a)    EXHIBITS

                    Number          Description
                    ------          -----------

                     4 Amendment No. 1 to Rights Agreement, dated as of May 16, 1997, by and between Pioneer-Standard Electronics, Inc. and National City Bank

                    11       Calculation of Primary Earnings Per Share

                    27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PIONEER-STANDARD ELECTRONICS, INC.

Date:  August 14, 1997                                  James L. Bayman
     -----------------                          ------------------------------
                                                        Chairman and CEO

Date:  August 14, 1997                                   John V. Goodger
     -----------------                          ------------------------------
                                                   Vice President & Treasurer