Form 10-Q
period 1997-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1997-11-14
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ----        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.
                               ------------------

                                       OR

   ___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      34-0907152
 ------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
-------------------------------------                   ----------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF NOVEMBER 3, 1997: 26,307,566 . (Excludes 4,780,000 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                        PIONEER-STANDARD ELECTRONICS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)


                                                                           September 30, 1997
                                                                              (Unaudited)                     March 31, 1997
                                                                           ------------------                 --------------
ASSETS
Current assets
   Cash                                                                        $  29,467                        $  28,116
   Accounts receivable - net                                                     234,658                          209,086
   Merchandise inventory                                                         303,235                          243,940
   Prepaid expenses                                                                9,297                            6,633
   Deferred income taxes                                                          10,972                           10,282
                                                                                --------                        ---------
       Total current assets                                                      587,629                          498,057

Intangible assets                                                                 38,753                           39,260
Other assets                                                                       2,523                            2,602

Property and equipment, at cost                                                  103,247                           91,681
Accumulated depreciation                                                          42,140                           39,087
                                                                                --------                        ---------
   Net                                                                            61,107                           52,594
                                                                                --------                        ---------
                                                                                $690,012                        $ 592,513
                                                                                ========                        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                                                     $   10,500                       $   20,500
   Accounts payable                                                              156,816                          144,277
   Accrued liabilities                                                            29,518                           31,867
   Long-term debt due within
       one year                                                                    2,880                            2,878
                                                                              ----------                        ---------
       Total current liabilities                                                 199,714                          199,522

Long-term debt                                                                   253,571                          173,587
Deferred income taxes                                                              5,687                            5,425

Shareholders' equity
   Common stock, at stated value                                                   9,328                            9,228
   Capital in excess of stated value                                             143,542                          121,489
   Retained earnings                                                             160,254                          147,055
   Unearned compensation                                                         (82,156)                         (63,750)
   Foreign currency translation adjustment                                            72                              (43)
                                                                               ---------                        ---------
       Net                                                                       231,040                          213,979
                                                                               ---------                        ---------
                                                                               $ 690,012                        $ 592,513
                                                                               =========                        =========


See accompanying notes.



                                        PIONEER-STANDARD ELECTRONICS, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                  (Dollars in Thousands Except Per Share Amounts)



                                                        Quarter ended                           Six months ended
                                                        September 30,                            September 30,


                                                            1997              1996           1997              1996
                                                            ----              ----           ----              ----

Net sales                                             $   431,284      $   357,683      $   827,548      $   732,839

Cost and expenses:
   Cost of goods sold                                     356,794          296,397          684,347          605,387
   Warehouse, selling and
       administrative expense                              56,598           48,264          108,021           99,612
                                                      -----------      -----------      -----------      -----------

Operating profit                                           17,892           13,022           35,180           27,840

Interest expense                                            4,995            4,641            9,319            8,545
                                                      -----------      -----------      -----------      -----------

Income before income taxes                                 12,897            8,381           25,861           19,295

Provision for income taxes                                  5,438            3,848           11,097            8,611
                                                      -----------      -----------      -----------      -----------

Net income                                            $     7,459      $     4,533      $    14,764           10,684
                                                      ===========      ===========      ===========      ===========



Average shares outstanding                             26,745,090       23,041,992       26,631,393       23,083,026

Earnings per share - primary and fully diluted        $       .28      $       .20      $       .55      $       .46

Dividends per share                                   $       .03      $       .03      $       .06      $       .06






See accompanying notes.



                                        PIONEER-STANDARD ELECTRONICS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in Thousands)


                                                                                        Six months ended
                                                                                         September 30,

                                                                                  1997                   1996
                                                                                  ----                   ----
Cash flows from operating activities:
         Net income                                                          $  14,764               $  10,684
         Adjustments to reconcile net income to net cash
                  used in operating activities:
                  Depreciation                                                   6,052                   5,523
                  Amortization                                                   2,648                   1,769
                  Increase in operating working capital                        (77,529)                (47,806)
                  Decrease in other assets                                         101                     118
                  Deferred taxes                                                  (428)                    ---
                                                                             ---------               ---------
                           Total adjustments                                   (69,156)                (40,396)
                                                                             ---------               ---------

                  Net cash used in operating activities                        (54,392)                (29,712)

Cash flows from investing activities:
         Additions to property and equipment                                   (16,431)                 (7,389)
                                                                             ---------               ---------
         Net cash used in investing activities                                 (16,431)                 (7,389)

Cash flows from financing activities:
         Increase (decrease) in short-term financing                           (10,000)                (13,000)
         Revolving credit borrowings - net                                      80,000                (102,000)
         Proceeds of senior notes                                                   --                 150,000
         Increase (decrease) in other long-term
                debt obligations                                                   (14)                     55
         Proceeds from sale of common shares under
            the Pioneer Stock Benefit Trust                                      3,308                      --
         Issuance of common shares under company
                 stock option plan                                                 439
                                                                                                           417
         Dividends paid                                                         (1,563)                 (1,351)
                                                                             ---------               ---------
                  Net cash provided by financing activities                     72,170                  34,121

Effect of exchange rate changes on cash                                              4                     (14)
                                                                             ---------               ---------

Net increase (decrease) in cash                                                  1,351                  (2,994)

Cash at beginning of period                                                     28,116                  24,440
                                                                             ---------               ---------

Cash at end of period                                                        $  29,467               $  21,446
                                                                             ---------               ---------




See accompanying notes

NOTES - Pioneer-Standard Electronics, Inc.

1.         PER SHARE DATA

Net income per common share is computed using the weighted average common shares and common share equivalents outstanding during the quarters and six-month periods ended September 30, 1997 and 1996. Common share equivalents consist of shares issuable upon exercise of stock options computed by using the treasury stock method.

2.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the two quarters ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

3.    ACCOUNTING CHANGES

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting comprehensive income and FAS 131 requires reporting certain information about operating segments. These statements, which must be adopted by the Company no later than fiscal year 1999, are not expected to have a material effect on the financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets increased by $89.6 million and current liabilities increased by $ .2 million during the six-month period ended September 30, 1997, resulting in an increase of $89.4 million in working capital. The increase in current assets is primarily attributable to a $59.3 million increase in inventory and a $25.6 increase in accounts receivable arising primarily due to increased sales levels. The current ratio was 2.9:1 at September 30, 1997 compared with 2.5:1 at year-end, March 31, 1997.

During the first six months of the current year, total interest-bearing debt increased by $80.0 million. The increase in debt is attributable to funding working capital and capital expenditures. The ratio of interest-bearing debt to capitalization was 54% at September 30, 1997 compared with 48% at March 31, 1997.

On September 5, 1997 the Company completed the sale of 220,000 Common Shares which were allocated from the Pioneer Stock Benefit Trust. The proceeds of $3.3 million were used to fund Company obligations under certain employee benefit plans.

Management estimates that capital expenditures for the fiscal year 1998 will approximate $28 million ($16.4 million was expended in the first six months of the current year). Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the three-month period ended September 30, 1997 of $431.3 million increased 21% over sales of the prior year three-month period of $357.7 million. The increase in net sales reflects strong demand for computer products which more than offset the sales comparisons experienced by the Company's two other product lines, semiconductors and interconnect, passive and electromechanical products. Semiconductor products accounted for 36% of the Company's sales in the current quarter, compared with 42% a year ago. Computer systems products represented 45% of sales in 1997 versus 37% last year. Interconnect, passive and electromechanical products were 18% of the Company's sales in 1997 and 1996. Miscellaneous products accounted for 1% and 3% of sales in 1997 and 1996, respectively.

Cost of goods sold increased 20% compared with the prior year quarter, resulting in a gross margin of 17.3% in the current quarter compared with 17.1% a year ago.

Warehouse, selling and administrative expenses of $56.6 million increased by 17% over the $48.3 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 13.1% for the current quarter compared with 13.5% a year ago, reflecting the Company's efforts to reduce operating costs as a percentage of sales.

The operating profit resulting from the activity described above of $17.9 million, or 4.1% of sales in the current period increased 37% compared with $13.0 million, or 3.6% of sales a year ago.

Interest expense was $5.0 million in the current quarter compared with $4.6 million a year ago. The higher interest expense is mainly attributable to increased debt to fund working capital needs to support the ongoing growth needs of the business.

The effective tax rate for the current year three-month period was 42.2% compared with 45.9% for the same period a year ago.

Primarily as a result of the factors above, the Company's net income for the three-month period ending September 30, 1997 of $7.5 million was $3.0 million greater than the $4.5 million earned a year earlier.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
THE SIX MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the sixth-month period ended September 30, 1997 of $827.5 million were 13% greater than sales of the prior year six-month period of $732.8 million. The increase in net sales reflects a strong demand for computer products which more than offset the sales comparisons experienced by the Company's two other product lines, semiconductors and interconnect, passive and electromechanical products. During the first six months of 1997, semiconductor products accounted for 35% of the Company's sales compared with 42% in the prior year. Computer systems products accounted for 45% of the Company's sales in 1997 and 37% in 1996. Passive and electromechanical products accounted for 18% of the Company's sales in 1997 and 1996. Miscellaneous products accounted for 2% of sales in both 1997 and 3% a year earlier.

The percentage increase in cost of goods sold of 13% resulted in a gross margin of 17.3% in the first six months of the current year compared with 17.4% a year ago.

Warehouse, selling and administrative expenses of $108.0 million increased by 8% as compared with the $99.6 million incurred during the prior year six-month period. This resulted in a ratio of these expenses to sales of 13.1% for the current six months compared with 13.6% a year ago, reflecting the Company's efforts to reduce operating costs as a percentage of sales.

The operating profit resulting from the activity described above of $35.2 million in 1997 or 4.3% of sales increased 26% compared with $27.8 million or 3.8% of sales a year ago.

Interest expense was $9.3 million in the current six-month period compared with $8.6 million a year ago. The higher interest expense is mainly attributable to increased debt to fund working capital needs to support the ongoing growth needs of the business.

The effective tax rate for the current six-month period was 42.9% compared with 44.6% a year ago.

Primarily as a result of the factors noted above, the Company's net income for the six-month period ending September 30, 1997 of $14.8 million was $4.1 million greater than the 10.7 million earned a year ago.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                 Not applicable.

PART II -  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS At the Annual Meeting of Shareholders held on July 29, 1997 (the "Annual Meeting"), the shareholders voted to elect Arthur Rhein and Thomas
           C. Sullivan each to an additional three-year term as Directors of the Company and Charles F. Christ to a new three-year term. Following is a summary of the voting:

                                Arthur          Thomas C.       Charles F.
           Votes                Rhein           Sullivan           Christ
           -----

           For              26,211,841        26,370,311       26,401,480

           Withheld            797,239           638,769          607,600

           The term of office of the following Directors of the Company continued after the Annual Meeting: James L. Bayman; Frederick A. Downey; Victor Gelb; Gordon E. Heffern; Edwin Z. Singer; and Karl E. Ware.

           Also at the Annual Meeting, shareholders voted to amend the Company's Code of Regulations to set all Board of Directors classes (A, B and C) to three members, effectively eliminating the vacancy in Class B. The following is a summary of the voting:

           Votes
           -----

           For                    26,503,074

           Against                   321,040

           Abstaining                184,965

           In addition, at the Annual Meeting an amendment to the Amended Articles of Incorporation to authorize a new class of 5,000,000 serial preferred shares, without par value was approved by the shareholders. The following is a summary of the voting:

           Votes
           -----

           For                    21,300,108

           Against                 3,564,620

           Abstaining                330,139

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

           Number              Description
           ------              -----------
           11                 Calculation of Primary Earnings Per Share
           27                 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PIONEER-STANDARD ELECTRONICS, INC.





Date:  November 13, 1997                            James L. Bayman
      ------------------                  --------------------------------------
                                                   Chairman and CEO

Date:  November 13, 1997                           John V. Goodger
      ------------------                  --------------------------------------
                                                Vice President & Treasurer