Form 10-Q
period 1997-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1998-02-13
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                       OR

            [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                      -------


                       Pioneer-Standard Electronics, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      34-0907152
 ------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                                44105
-------------------------------------                              --------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF FEBRUARY 3, 1998: 26,327,179. (Excludes 4,780,000 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  PIONEER-STANDARD ELECTRONICS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in Thousands)

                                                              December 31, 1997
                                                                (Unaudited)            March 31, 1997
                                                                -----------            --------------

ASSETS
Current assets
   Cash                                                         $  27,290                  $  28,116
   Accounts receivable - net                                      233,175                    209,086
   Merchandise inventory                                          351,925                    243,940
   Prepaid expenses                                                 6,986                      6,633
   Deferred income taxes                                           11,185                     10,282
                                                                ---------                  ---------
        Total current assets                                      630,561                    498,057

Intangible assets                                                  38,383                     39,260
Other assets                                                        9,054                      2,602

Property and equipment, at cost                                   117,189                     91,681
Accumulated depreciation                                           45,555                     39,087
                                                                ---------                  ---------
   Net                                                             71,634                     52,594
                                                                ---------                  ---------
                                                                $ 749,632                  $ 592,513
                                                                =========                  =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable to banks                                       $   2,500                  $  20,500
   Accounts payable                                               188,510                    144,277
   Accrued liabilities                                             36,550                     31,867
   Long-term debt due within one year                               2,880                      2,878
                                                                ---------                  ---------
        Total current liabilities                                 230,440                    199,522

Long-term debt                                                    275,707                    173,587
Deferred income taxes                                               5,492                      5,425

Shareholders' equity
   Common stock, at stated value                                    9,249                      9,228
   Capital in excess of stated value                              134,557                    121,489
   Retained earnings                                              167,906                    147,055
   Unearned compensation                                          (72,895)                   (63,750)
   Foreign currency translation adjustment                           (824)                       (43)
                                                                ---------                  ---------
        Net                                                       237,993                    213,979
                                                                ---------                  ---------
                                                                $ 749,632                  $ 592,513
                                                                =========                  =========


See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                            Quarter ended              Nine months ended
                                                             December 31,                 December 31,

                                                         1997           1996           1997           1996
                                                         ----           ----           ----           ----

Net sales                                          $   424,148    $   384,385    $ 1,251,696    $ 1,117,224

Cost and expenses:
   Cost of goods sold                                  348,406        319,461      1,032,753        924,848
   Warehouse, selling and
        administrative expense                          56,279         50,713        164,300        150,325
                                                   -----------    -----------    -----------    -----------

Operating profit                                        19,463         14,211         54,643         42,051

Interest expense                                         5,490          4,781         14,809         13,326
                                                   -----------    -----------    -----------    -----------

Income before income taxes                              13,973          9,430         39,834         28,725

Provision for income taxes                               5,534          3,805         16,631         12,416
                                                   -----------    -----------    -----------    -----------

Net income                                         $     8,439    $     5,625    $    23,203         16,309
                                                   ===========    ===========    ===========    ===========

Weighted  average shares - basic                    26,312,441     22,572,952     26,163,514     22,542,714

Weighted average shares outstanding - diluted       26,994,629     23,052,739     26,782,500     23,037,580

Earnings per share:

     Basic                                                $.32           $.25           $.89           $.72

     Diluted                                              $.31           $.24           $.87           $.71

Dividends per share                                       $.03           $.03           $.09           $.09




See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                               Nine months ended
                                                                                                   December 31,
                                                                                          1997                    1996
Cash flows from operating activities:
       Net income                                                                     $  23,203               $  16,309
       Adjustments to reconcile net income to net cash
         used in operating activities:

             Depreciation                                                                 8,661                   7,670
             Amortization                                                                 3,662                   2,371
             Increase in operating working capital                                      (84,248)                (31,716)
             Decrease (Increase) in other assets                                         (6,452)                    118
             Deferred taxes                                                                (836)                   --
                                                                                      ---------               ---------
                    Total adjustments                                                   (79,213)                (21,557)

             Net cash used in operating activities                                      (56,010)                 (5,248)

Cash flows from investing activities:
       Additions to property and equipment                                              (30,486)                (10,634)
                                                                                      ---------               ---------
       Net cash used in operating                                                       (30,486)                (10,634)

Cash flows from financing activities:
       Decrease in short-term financing                                                 (18,000)                (21,000)
       Revolving credit borrowings - net                                                105,000                 (97,000)
       Proceeds of senior notes                                                            --                   150,000
       Decrease in other long-term debt
         obligations                                                                     (2,878)                 (3,853)
       Proceeds from sale of common shares under the
         Pioneer Stock Benefit Trust                                                      3,308                    --
       Issuance of common shares under company
         stock option plan                                                                  637                     432
       Dividends paid                                                                    (2,352)                 (2,028)
                                                                                      ---------               ---------
             Net cash provided by financing activities                                   85,715                  26,551

       Effect of exchange rate changes on cash                                              (45)                    (67)

       Net increase (decrease) in cash                                                     (826)                 10,602

       Cash at beginning of period                                                       28,116                  24,440
                                                                                      ---------               ---------

       Cash at end of period                                                          $  27,290               $  35,042
                                                                                      =========               =========




See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three quarters ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  ACCOUNTING CHANGES

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

3.  PER SHARE DATA

The Company has adopted Financial Accounting Standards Statement No. 128 "Earnings Per Share" at the end of the third quarter of fiscal 1998. The calculation of Basic and Diluted earnings per share follows:

                                                                                Quarter ended               Nine months ended
                                                                                 December 31,                  December 31,

                                                                           (in thousands except Share and Per Share Amounts)

                                                                            1997           1996           1997           1996
                                                                            ----           ----           ----           ----

Net Income                                                                $8,439         $5,625        $23,203        $16,309
Net Income

Weighted average  shares - basic                                      26,312,441     22,572,952     26,163,514     22,542,714

Effect of dilutive securities
  Employee stock options                                                 682,188        479,787        618,986        494,866
                                                                     -----------    -----------    -----------    -----------

Adjusted weighted  average shares and
assumed  conversions - assuming dilution                              26,994,629     23,052,739    26,782,500      23,037,580


Basic earnings per share                                                    $.32           $.25          $.89            $.72

Diluted earnings per share                                                  $.31           $.24          $.87            $.71

                       PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Current assets increased by $132.5 million and current liabilities increased by $ 30.9 million during the nine-month period ended December 31, 1997, resulting in an increase of $101.6 million in working capital. The increase in current assets is primarily attributable to an increase in inventory of $108.0 million and a $24.1 million increase in accounts receivable. In addition to the incremental working capital required to support a higher level of sales activity, the increase in inventory primarily reflects a combination of increased stocking levels for both recent product line additions as well as certain of the Company's existing product lines for the purpose of improving customer satisfaction. The current ratio was 2.7:1 at December 31, 1997 compared with 2.5:1 at year-end, March 31, 1997.

During the first nine months of the current fiscal year, total interest-bearing debt increased by $84.1 million. The increase in debt is primarily attributable to funding working capital for inventory and capital expenditures. The ratio of interest-bearing debt to capitalization was 54% at December 31, 1997 compared with 48% at March 31, 1997.

On September 5, 1997 the Company completed the sale of 220,000 Common Shares which were allocated from the Pioneer Stock Benefit Trust. The net proceeds of $3.3 million were used to fund Company obligations under certain employee benefit plans.

On January 15, 1998 the Company entered into a definitive agreement to acquire Dickens Data Systems, Inc. a privately held company located in Roswell, Georgia, for approximately $121 million in cash. The transaction, expected to close within 90 days of the date of the agreement, is subject to standard governmental regulatory reviews and customary closing conditions. The Company intends to fund the acquisition primarily through the issuance of debt and equity-related securities. Dickens Data Systems, Inc. is primarily a distributor of IBM computer systems, peripherals and services and had approximately $340 million in sales for the year ended December 31, 1997.

During the third fiscal quarter, the Company purchased a minority equity interest in World Peace Industrial Company Ltd. of Taiwan, an industrial electronic components distributor for the Asia-Pacific region. This purchase was substantially all of the $6.5 million increase in other assets.

Management estimates that capital expenditures for the fiscal year 1998 will approximate $35 million ($30.4 million of which has been expended in the first nine months of the current fiscal year). The expected increase in capital expenditures for fiscal 1998 is mainly due to the acceleration of outlays for the Company's Information Systems platform from the Company's fiscal quarter ended in June 1998 to the fourth fiscal quarter for the year ended March 31, 1998. Under present business conditions, it is anticipated that funds from current operations, available credit facilities, and short term borrowings will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year. The Company is currently engaged in discussions with its lenders to expand its credit facilities to provide funds to finance expected internal growth and certain needs arising from the acquisition of Dickens Data Systems, Inc.

YEAR 2000 COMPLIANCE

As background for the Year 2000 issue, many existing computer systems and software programs currently in use are coded to accept only two digit entries in the date code field. These systems and programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

The Company is currently in the process of implementing a new core business process system on a company-wide basis which it believes is fully Year 2000 compliant. In addition, the Company has identified other applications used by the Company and is modifying or replacing them in order to be Year 2000 compliant. Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. Furthermore, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the Year 2000. While the Company does not believe that expenditures for the Year 2000 will have a material adverse effect, any resulting systems failures or interruptions at the Company or its suppliers or customers could have a material adverse effect on the Company's business, financial condition and operating results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1996

Net sales for the three-month period ended December 31, 1997 of $424.1 million increased 10% over the net sales of $384.4 million for the same period in 1996. The increase in net sales reflects strong demand for computer products and passive products. Semiconductor products accounted for 36% of the Company's sales in the current quarter, compared with 42% a year ago. Computer systems products represented 43% of sales in 1997 versus 39% last year. Interconnect, passive and electromechanical products were 19% of the Company's sales in 1997 and 16% in 1996. Miscellaneous products accounted for 2% and 3% of sales in 1997 and 1996, respectively.

Cost of goods sold for the three-month period ended December 31, 1997 increased 9% compared to same period in 1996, resulting in a gross margin of 17.9% in the current quarter compared with 16.9% a year ago. Sales mix within the semiconductor products was a primary factor in the increased gross margin percent.

Warehouse, selling and administrative expenses of $56.3 million increased 11% over the $50.7 million incurred during the same period in 1996. This resulted in a ratio of these expenses to sales of 13.3% for the current quarter compared with 13.2% a year ago.

The operating profit for the third quarter of $19.5 million, constituting 4.6% of sales, increased 37% over the $14.2 million operating profit, constituting 3.7% of sales for the same period in 1996.

Interest expense was $5.5 million in the current quarter compared with $4.8 million a year ago. The higher interest expense is mainly attributable to increased bank debt to fund working capital needs to support the ongoing growth of the business.

The effective tax rate for the current year three-month period was 39.6% compared with 40.3% for the same period a year ago.

Primarily as a result of the factors above, the Company's net income for the three-month period ending December 31, 1997 of $8.4 million represents an increase of 50% compared to the $5.6 million earned a year earlier.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1996

Net sales for the nine-month period ended December 31, 1997 of $1,251.7 million were 12% greater than net sales of $1,117.2 million for the same period in 1996. The increase in net sales reflects a strong demand for computer products and passive products which more than offset the weaker sales comparisons experienced by the Company's semiconductor lines. During the first nine months of 1997, semiconductor products accounted for 35% of the Company's sales compared with 42% in the prior year. Computer systems products accounted for 45% of the Company's sales in 1997 and 38% in 1996. Passive and electromechanical products accounted for 18% of the Company's sales in 1997 and 17% in 1996. Miscellaneous products accounted for 2% of sales in 1997 and 3% a year earlier.

Cost of goods sold for the nine-month period ending December 31, 1997 increased 12% compared to the same period in 1996 resulting in a gross margin of 17.5% in the current nine months compared to 17.2% a year ago. Sales mix within the semiconductor products was a primary factor in the increased gross margin percent.

Warehouse, selling and administrative expenses of $164.3 million increased 9% as compared with the $150.3 million incurred during the same period in 1996. This resulted in a ratio of these expenses to sales of 13.1% for the current nine months compared with 13.5% a year ago, reflecting the Company's efforts to reduce operating costs as a percentage of sales.

The operating profit for the nine months of $54.6 million, constituting 4.4% of sales, increased 30% over the $42.1 million operating profit, constituting 3.8% of sales for the same period in 1996.

Interest expense was $14.8 million in the current nine-month period compared with $13.3 million a year ago. The higher interest expense is mainly attributable to increased debt to fund working capital needs to support the ongoing growth of the business.

The effective tax rate for the current nine-month period was 41.8% compared with 43.2% a year ago.

Primarily as a result of the factors noted above, the Company's net income for the nine-month period ending December 31, 1997 of $23.2 million was $6.9 million greater than the $16.3 million earned a year ago, an increase of 42%.

Portions of this report contain current management expectations which may constitute forward-looking information. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market and platform market, cyclical nature of the semiconductor market, inventory obsolescence and technology changes, and dependence on key suppliers.

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

                                         PIONEER-STANDARD ELECTRONICS, INC.

Date:    February 13, 1998                          James L.Bayman
     ----------------------------        ---------------------------------------
                                                   Chairman and CEO


Date:      February 13, 1998                        John V. Goodger
     ----------------------------        ---------------------------------------
                                                Vice President & Treasurer