Form 10-Q/A
period 1997-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1998-03-18
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

(Mark One)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.
                               ------------------

                                       OR

         TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d)
    ---  OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

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

Yes  X   No
    ---    --

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date. COMMON SHARES, WITHOUT PAR VALUE, AS OF NOVEMBER 3, 1997: 26,307,566. (Excludes 4,780,000 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

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

          Also at the Annual Meeting, shareholders voted to fix the number of Class B Directors at three. The following is a summary of the voting:

          Votes
          -----

          For                    26,503,074

          Against                   321,040

          Abstaining                184,965

          In addition, at the Annual Meeting an amendment to the amended articles of incorporation to authorize a new class of 5,000,000 serial preferred, without par was approved by the shareholders. The following is a summary of the voting:

          Voting
          ------

          For                    21,300,108

          Against                 3,564,620

          Abstaining                330,139

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS

          Number   Description
          ------   -----------

          2 Amended Articles of Incorporation, as amended (filed herewith)

          10.1 Employment Agreement, dated July 29, 1997, between Pioneer-Standard Electronics, Inc. and James L. Bayman (filed herewith)

          10.2 Employment Agreement, dated July 29, 1997, between Pioneer-Standard Electronics, Inc. and Arthur Rhein (filed herewith)

          10.3 Employment Agreement, dated July 29, 1997, between Pioneer-Standard Electronics, Inc. and Robert E. Danielson (filed herewith)

          10.4 Employment Agreement, dated July 29, 1997 between Pioneer-Standard Electronics, Inc. and John V. Goodger (filed herewith)

          11         Calculation of Primary Earnings Per Share

          27         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PIONEER-STANDARD ELECTRONICS, INC.



Date:  March 17, 1998                             James L. Bayman
                                      ----------------------------------------
                                                  Chairman and CEO


Date:  March 17, 1998                             John V. Goodger
                                      ----------------------------------------
                                             Vice President & Treasurer