Form 10-Q/A
period 1997-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1998-03-19
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

(Mark One)

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.
                               -----------------

                                       OR

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________.

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

         4.1 First Amendment to Credit Agreement, dated as of June 30, 1997, by and among Pioneer-Standard Electronics, Inc., National City Bank, the Banks identified on the signature pages thereto and National City Bank as Agent (filed herewith).

         4.2 Second Amendment to Credit Agreement and Extension of Facility Termination Date, dated as of November 10, 1997, by and among Pioneer-Standard Electronics, Inc., National City Bank, the Banks identified on the signature pages thereto, and National City Bank as Agent (filed herewith).

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

                                      PIONEER-STANDARD ELECTRONICS, INC.



Date:  March 17, 1998                            James L. Bayman
                                      ----------------------------------------
                                                 Chairman and CEO


Date:  March 17, 1998                             John V. Goodger
                                      -------------------------------------
                                              Vice President & Treasurer