Form 10-K405
period 1998-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1998-06-17
CIK 78749

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

    For the fiscal year ended March 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [X]

     The aggregate market value of voting shares of the Registrant held by non-affiliates was $338,900,407 as of June 12, 1998, computed on the basis of the last reported sale price per share ($11.188) of such shares on The Nasdaq Stock Market. Common Shares held by each officer, Director and person who owns or may be deemed to own 10% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 12, 1998, the Registrant had the following number of Common Shares outstanding: 31,128,554.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 28, 1998 are incorporated by reference into Part III of this Form 10-K.

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts II and IV of this Form 10-K.

     Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1998.

                                     PART I

ITEM 1. BUSINESS

     (a) Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 4800 East 131st Street, Cleveland, Ohio 44105 (telephone number (216) 587-3600). On June 1, 1994, Pioneer-Standard Canada Inc., a newly-formed Canadian subsidiary of the Company, purchased from United Westburne Inc., a Canadian corporation, certain of the assets and assumed certain liabilities of Westburne's Zentronics Division, which the Company believes is one of the largest distributors of electronic components and computer products in Canada. On November 30, 1995, the Company acquired Pioneer/Technologies Group Inc., a Maryland corporation ("Technologies"). And, on March 31, 1998, the Company acquired Dickens Data Systems, Inc., a Georgia corporation ("Dickens Data"). There have not been any material changes in the nature of the business done by the Company since April 1, 1996. Except as otherwise stated, the term "Company" as used herein shall mean Pioneer-Standard Electronics, Inc. and its wholly-owned subsidiaries.

     RECENT ACQUISITIONS - Dickens Data Systems, Inc. In order to continue the growth of its distribution of IBM products, the Company has acquired all the outstanding capital stock of Dickens Data on March 31, 1998. Dickens Data is a leading reseller, distributor and systems integrator of products and services for mid-range computer systems. Dickens Data is one of IBM's largest distributors of mid-range computer systems and had total sales approximating $346 million in 1997. The Company believes the acquisition of Dickens Data will expand the Company's customer base and product offerings and enhance the Company's ability to take advantage of growth opportunities in the mid-range computer systems market.

     World Peace Industries Co., Ltd. As part of the Company's strategy to gain entry into new markets, in November 1997 the Company purchased a minority equity interest in World Peace Industries Co., Ltd. ("WPI") of Taiwan. The Company believes that its investment in WPI will provide the Company with access to an extensive distribution network in the Asia-Pacific region. Headquartered in Taipei, WPI has offices in countries throughout the region, including Singapore, South Korea, Thailand, Malaysia, mainland China and Hong Kong.

     Eurodis Electron PLC. In April 1998, the Company purchased a minority equity interest in Eurodis Electron PLC ("Eurodis"), a European distributor of electronic components. This purchase and a related support and cooperation agreement with Eurodis further the Company's growth strategy by offering it access to what the Company believes is a very broad industrial electronics components market as well as one of the world's largest telecommunications markets. Headquartered near London, Eurodis employs 1,100 people in 13 countries and has operating centers in the United Kingdom, Austria, the Netherlands, Belgium, France, Germany, Italy, Switzerland and Eastern Europe.

     (b) The Company is engaged in the international distribution of a broad range of industrial and end-user electronics components and computer systems products manufactured by others, which business comprises only one basic industry segment.

     (c) The following is a description of various aspects of the Company's business:

     INDUSTRIAL AND END-USER DISTRIBUTION - The Company is an international distributor of a broad range of electronics components and computer products manufactured by others. These products are sold to original equipment manufacturers, value-added resellers, research laboratories, government agencies and end-users, including manufacturing companies, and service and other non-manufacturing organizations. These products are classified into three broad categories: semiconductors; computer products; and interconnect, passive and electromechanical components. During fiscal 1998, semiconductor products accounted for 36% of the Company's sales compared with 41% in 1997 and 38% in 1996. These products include microprocessors, memory devices, programmable logic devices, analog and digital integrated circuits and other semiconductor devices. During fiscal 1998, computer products accounted for 44% of the Company's sales compared with 39% in 1997 and 40% in 1996. These products include mid-range computer systems and high-end platforms, storage subsystems, software, servers, computers (primarily mini and personal), display terminals and networking products. During fiscal 1998, interconnect, passive and electromechanical products accounted for 19% of the Company's sales, compared with 17% in 1997 and 20% in 1996. These products include capacitors, connectors, resistors, switches and power conditioning equipment.

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

     Miscellaneous products accounted for 1% of sales in 1998, 3% of sales in 1997 and 2% of sales in 1996.

     PRODUCTS DISTRIBUTED AND SOURCES OF SUPPLY - The Company is a leading distributor of a broad range of industrial and end-user components and computer products supplied by more than 100 manufacturers. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 1998 fiscal year, products purchased from the Company's five largest suppliers accounted for 68% of total sales volume, with Digital Equipment Corporation (29%) and Intel Corporation (18%) being the largest two suppliers. The loss of any one of the top five suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company. The majority of the products sold by the Company are purchased pursuant to distributor agreements which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. The Company believes it has good relationships with its suppliers.

     CUSTOMERS - The Company serves over 24,000 customers in many major markets of North America. No single customer accounted for more than five percent of the Company's total sales for the fiscal year 1998.

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

     EMPLOYEES - As of March 31, 1998, the Company had 2,333 employees. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

     (d) The Company distributes its products in the United States and Canada. Export sales are not a significant portion of the Company's sales.

ITEM 2. PROPERTIES

     The Company owns the 87,000 square foot facility, located in Cleveland, Ohio, that houses its corporate headquarters and the 106,000 square foot facility, located in Twinsburg, Ohio, that houses its corporate distribution center. The Company's operations occupy a total of approximately 1,232,500 square feet, with the majority, approximately 1,112,300 square feet, devoted to product distribution facilities. Of the approximately 1,232,500 square feet occupied, 252,700 square feet are owned and 979,800 square feet are occupied under operating leases. The Company's facilities of 100,000 square feet or larger, as of March 31, 1998, are set forth in the table below.

                                            APPROXIMATE SQUARE FEET   LEASED OR
LOCATION                 TYPE OF FACILITY       OF FLOOR SPACE          OWNED
--------                 ----------------   -----------------------   ---------

Gaithersburg, Maryland     Distribution             102,600             Leased

Solon, Ohio                Distribution             174,000             Leased

Twinsburg, Ohio            Distribution             106,000             Owned

     The Company's major leases contain renewal options for periods of up to ten years. For information concerning the Company's rental obligations, see Note 4 (Leases) of Notes to Financial Statements of the Company. The Company believes that its distribution and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3. LEGAL PROCEEDINGS

     As of March 31, 1998, the Company was not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1998.

     EXECUTIVE OFFICERS OF THE COMPANY (1)

     The name, age and positions of each executive officer of the Company as of June 1, 1998 are as follows:

          Name                Age                    Position
          ----                ---                    --------

     James L. Bayman           61     Chairman of the Board of the Company since
                                      April 1, 1996 and Chief Executive Officer of the Company since April 3, 1995.
                                      President of the Company from June, 1984 to April 29, 1997. Chief Operating Officer of the Company from June, 1984 to April 3,
                                      1995.

     Arthur Rhein              52     President and Chief Operating Officer of
                                      the Company since April 29, 1997; Senior
                                      Vice President of the Company from 1993 to April 29, 1997 and Vice President -
                                      Marketing of the Company from 1986 to
                                      1993.

     John V. Goodger           62     Vice President, Treasurer and Assistant
                                      Secretary of the Company since 1990. Prior thereto, Vice President, Treasurer and
                                      Assistant Secretary of Ferro Corporation from 1987 to 1990 and Vice President and Treasurer of Ferro Corporation from 1984 to 1990.

     William A. Papenbrock     59     Secretary of the Company since 1986.
                                      Partner of the law firm of Calfee, Halter
                                      & Griswold LLP (2).

     ----------

     (1) The description of Executive Officers called for in this Item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

     (2) The law firm of Calfee, Halter & Griswold LLP serves as counsel to the Company.

     There is no relationship by blood, marriage or adoption among the above-listed officers. Messrs. Bayman, Rhein and Goodger hold office until terminated as set forth in their employment agreements. Mr. Papenbrock holds office until his successor is elected by the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Shares, without par value, are traded on The Nasdaq Stock Market. Common Share prices are quoted daily under the symbol "PIOS." The high and low sales prices for the Common Shares, the cash dividends paid on the Common Shares and additional information for each quarter of the two most recent fiscal years required by this Item are set forth at page 35 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

     Cash dividends are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The Company maintains a Dividend Reinvestment Plan whereby cash dividends and a maximum of an additional $5,000 per month may be invested in the Company's Common Shares at no commission cost.

     On April 25, 1989, the Company adopted a Common Share Purchase Rights Plan. For further information about the Common Share Purchase Rights Plan, see Note 7 (Shareholders' Equity) of Notes to Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is set forth at page 36 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth at pages 18 through 22 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth at pages 23 through 34 of the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders to be held on July 28, 1998 (the "1998 Proxy Statement") is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's 1998 Proxy Statement under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's 1998 Proxy Statement under the caption "Share Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Company's 1998 Proxy Statement under the caption "Compensation of Executive Officers - Certain Transactions," which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the Company's 1998 Annual Report to Shareholders on pages 23 through 34, are incorporated by reference in
     Item 8 of this Annual Report on Form 10-K:

               Consolidated Balance Sheets as of March 31, 1998 and 1997 For the years ended March 31, 1998, 1997 and 1996:
                    Consolidated Statements of Income
                    Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements
               Report of Independent Auditors

     Quarterly financial data, included in the Company's 1998 Annual Report to Shareholders at page 34, are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

          (2) FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's 1998 Annual Report to Shareholders:

          Report of Independent Auditors

          Schedule II -- Valuation and Qualifying Accounts
                         for the years ended March 31, 1998, 1997 and 1996

          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          (3) EXHIBITS

          See the Index to Exhibits at page E-1 of this Form 10-K.

     (b) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the fourth quarter of fiscal 1998:

          (1) A Current Report on Form 8-K, dated February 25, 1998, was filed on February 26, 1998 to report the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and the impact of SFAS No. 128 on the Company's presentation of its earnings per share.

          (2) A Current Report on Form 8-K, dated February 27, 1998, was filed on March 2, 1998 and amended on April 13, 1998 to report the Company's acquisition of Dickens Data Systems, Inc.

          (3) A Current Report on Form 8-K, dated March 3, 1998, was filed on March 3, 1998 to report the announcement of the Company's expectations regarding sales and earnings per share for the fiscal quarter ending March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Sec. Exch. Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, June 16, 1998.

                                        PIONEER-STANDARD ELECTRONICS, INC.

                                        By /s/ John V. Goodger
                                           -------------------------------------
                                           John V. Goodger


                                POWER OF ATTORNEY

     Each person whose signature appears below appoints William A. Papenbrock and Edward W. Moore, and each and either of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-K for the 1998 fiscal year, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Sec. Exch. Act of 1934, this Form 10-K Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                        Title                             Date

/s/ James L. Bayman              Chairman, Chief Executive         June 16, 1998
-----------------------------    Officer and Director
James L. Bayman                  (Principal Executive Officer)


/s/ Arthur Rhein                 President, Chief Operating        June 16, 1998
-----------------------------    Officer and Director
Arthur Rhein


/s/ John V. Goodger              Vice President, Treasurer         June 16, 1998
-----------------------------    and Assistant  Secretary
John V. Goodger                  (Principal Financial and
                                 Accounting Officer)


/s/ Charles F. Christ            Director                          June 16, 1998
-----------------------------
Charles F. Christ

/s/ Frederick A. Downey          Director                          June 16, 1998
-----------------------------
Frederick A. Downey


/s/ Victor Gelb                  Director                          June 16, 1998
-----------------------------
Victor Gelb


/s/Gordon E. Heffern             Director                          June 16, 1998
-----------------------------
Gordon E. Heffern


/s/ Edwin Z. Singer              Director                          June 16, 1998
-----------------------------
Edwin Z. Singer

/s/ Thomas C. Sullivan           Director                          June 16, 1998
-----------------------------
Thomas C. Sullivan


/s/ Karl E. Ware                 Director                          June 16, 1998
-----------------------------
Karl E. Ware

                              REPORT OF INDEPENDENT AUDITORS



Shareholders and the Board of Directors
Pioneer-Standard Electronics, Inc.



We have audited the consolidated financial statements of Pioneer-Standard Electronics, Inc. as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998 and have issued our report thereon dated May 5, 1998, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the consolidated financial statement schedule of Pioneer-Standard Electronics, Inc. as of March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998, listed in item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       ERNST & YOUNG LLP



Cleveland, Ohio
May 5, 1998

                      Pioneer-Standard Electronics, Inc.

               Schedule II - Valuation and Qualifying Accounts

                  Years Ended March 31, 1998, 1997 and 1996



                        Balance at      Charged to cost    Other    Deductions-net    Balance at the
                        beginning of    and expenses                of write-offs     end of period
                        period                                      (net recoveries)

    1998
Allowance for
doubtful accounts        7,541,000        (803,000)                    (1,060,000)      7,798,000

Inventory valuation
reserve                  6,659,000       2,031,000                      3,029,000       5,661,000


    1997

Allowance for
doubtful accounts        8,982,000         193,000                       (366,000)      7,541,000

Inventory valuation
reserve                  8,777,000         957,000                      3,105,000       8,659,000

    1996

Allowance for
doubtful accounts        4,606,000         940,000      2,195,000         759,000       6,982,000

Inventory valuation
reserve                  3,416,000       1,489,000      5,534,000       1,662,000       8,777,000

(1)  Amount for Pioneer/Technologies Group purchased November 30, 1995.

                       Pioneer-Standard Electronics, Inc.
                                  Exhibit Index


Exhibit No.                            Description
-----------                            -----------

   3(a) Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).

    (b) Amended Code of Regulations, as amended, of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).

   4(a) Rights Agreement, dated as of April 25, 1989, by and between the Company and AmeriTrust Company National Association, which is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Reg. No. 333-26697).

    (b) Amendment No. 1 to Rights Agreement, dated as of May 16, 1997, by and between Pioneer-Standard Electronics, Inc. and National City Bank, which is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-5734).

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

Exhibit No.                            Description
-----------                            -----------

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

    (g) Amendment No. 4 to Note Purchase Agreement, dated as of March 23, 1998 by and between the Company and Teachers Insurance and Annuity Association of America.

    (h) Amendment No. 5 to Note Purchase Agreement, dated as of March 23, 1998 by and between the Company and Teachers Insurance and Annuity Association of America.

    (i) Amendment No. 6 to Note Purchase Agreement, dated as of March 31, 1998 by and between the Company and Teachers Insurance and Annuity Association of America.

    (j) Indenture, dated as of August 1, 1996, by and between the Company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).

    (k) Share Subscription Agreement and Trust, effective July 2, 1996, by and between the Company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-07665).

    (l) Certificate of Trust of Pioneer-Standard Financial Trust, dated February 27, 1998.

Exhibit No.                            Description
-----------                            -----------

    (m) Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998.

    (n) Junior Subordinated Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee.

    (o) First Supplemental Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee.

    (p)         Form of 6 3/4% Convertible Preferred Securities (Included in
                Exhibit 4(m)).

    (q) Form of Series A 6 3/4% Junior Convertible Subordinated Debentures (Included in Exhibit 4(o)).

    (r) Guarantee Agreement, dated March 23, 1998, between the Company and Wilmington Trust, as guarantee trustee.

    (p) Agreement and Plan of Merger, dated as of January 15, 1998, by and among Dickens Data Systems, Inc., the Selling Shareholders named therein, Pioneer-Standard Electronics, Inc. and Pioneer-Standard of Georgia, Inc., which is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K for February 27, 1998 (File No. 0-5734). (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)

 *10(a) Retirement Agreement, effective March 31, 1996, by and between the Company and Preston B. Heller, Jr., which is incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

Exhibit No.                            Description
-----------                            -----------

   *(b) Employment Agreement, dated July 29, 1997, by and between the Company and James L. Bayman, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).

   *(c) Employment Agreement, dated July 29, 1997, by and between the Company and Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).

   *(d) Employment Agreement, dated July 29, 1997, by and between the Company and Robert E. Danielson, which is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).

   *(e) Employment Agreement, dated July 29, 1997, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).

   *(f) The Company's 1982 Incentive Stock Option Plan, as amended, which is incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).

   *(g) The Company's Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (Reg. No. 33-53329).

   *(h) The Company's Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit
                99.1 to the Company's Form S-8 Registration Statement (Reg. No. 333-07143).

Exhibit No.                            Description
-----------                            -----------

    (i) Registration Rights Agreement, March 23, 1998, among the Company, Wilmington Trust, Lazard Freres & Co. LLC, Cleary Gull Reiland & McDevitt Inc., and McDonald & Company Securities, Inc., as initial purchasers.

    (j) Credit Agreement, dated as of March 27, 1998, among Pioneer-Standard Electronics, Inc., National City Bank, the several lending institutions party to the agreement and National City Bank, as Agent.

    (k) First Amendment to Credit Agreement, dated as of May 1, 1998, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent.

  13            1998 Annual Report to Shareholders.

  21            Subsidiaries of the Registrant.

  23            Consent of Ernst & Young LLP, Independent Auditors.

  27            Financial Data Schedule.

  99(a) Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc.

  99(b) Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 0-5734).

----------
     *Denotes a management contract or compensatory plan or arrangement.