Form 10-K405/A
period 1998-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1998-06-19
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

                              REPORT OF INDEPENDENT AUDITORS



Shareholders and the Board of Directors
Pioneer-Standard Electronics, Inc.



We have audited the consolidated financial statements of Pioneer-Standard Electronics, Inc. as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998 and have issued our report thereon dated May 5, 1998, incorporated by reference in its Annual Report (Form 10-K), as amended, for the year ended March 31, 1998. Our audits also included the consolidated financial statement schedule of Pioneer-Standard Electronics, Inc. for each of the three years in the period ended March 31, 1998, listed in item 14(a) of its Annual Report (Form 10-K), as amended, for the year ended March 31, 1998. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on such schedule based on our audits.

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



Cleveland, Ohio
May 5, 1998

                      Pioneer-Standard Electronics, Inc.

               Schedule II - Valuation and Qualifying Accounts

                  Years Ended March 31, 1998, 1997 and 1996



                        Balance at      Charged to cost    Other       Deductions      Balance at the
                        beginning of    and expenses                (Net write-offs)   end of period
                        period                                       Net recoveries

    1998
Allowance for
doubtful accounts        7,541,000        (803,000)                     1,060,000       7,798,000

Inventory valuation
reserve                  6,659,000       2,031,000                     (3,029,000)      5,661,000


    1997


Allowance for
doubtful accounts        6,982,000         193,000                        366,000       7,541,000

Inventory valuation
reserve                  8,777,000         987,000                     (3,105,000)      6,659,000

    1996

Allowance for
doubtful accounts        4,606,000         940,000      2,195,000(1)     (759,000)      6,982,000

Inventory valuation
reserve                  3,416,000       1,489,000      5,534,000(1)   (1,662,000)      8,777,000

(1)  Amount for Pioneer/Technologies Group purchased November 30, 1995.


                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Forms S-3 and Forms S-8) listed below and the related prospectuses of Pioneer-Standard Electronics, Inc. of our report dated May 5, 1998 with respect to the consolidated financial statement schedule, as amended, of Pioneer-Standard Electronics, Inc. included in this Annual Report Form 10-K/A for the year ended March 31, 1998:


         - Registration of 220,000 Common Shares (Form S-3 No. 333-26697)
         - Registration of $200,000,000 of Debt Securities and Common Shares (Form S-3 No. 333-07665)
         - 1995 Stock Option Plan for Outside Directors of Pioneer-Standard Electronics, Inc. (Form S-8 No. 333-07143)
         - 1991 Incentive Stock Option Plan of Pioneer-Standard Electronics, Inc. (Forms S-8 No. 33-46008 and 33-53329)
         - 1982 Incentive Stock Option Plan of Pioneer Standard Electronics, Inc. (Form S-8 No. 33-18790)





                                                      ERNST & YOUNG LLP



Cleveland, Ohio
June 19, 1998

                                  SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Form 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, June 19, 1998.


                                             PIONEER-STANDARD ELECTRONICS, INC.


                                             By  /s/ John V. Goodger
                                                 --------------------------
                                                 John V. Goodger