Form 10-Q
period 1998-06-30
PIONEER STANDARD ELECTRONICS INC
filed 1998-08-14
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.

                                       OR

          --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                  .
                               ---------------    -----------------
Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
             (Exact name of registrant as specified in its charter)

          Ohio                                          34-0907152
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
-------------------------------------                      -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Yes  X   No __

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of August 1, 1998: 26,348,554. (Excludes 4,780,000 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             June 30, 1998
                                                               (Unaudited)  March 31, 1998
                                                             -------------  --------------
ASSETS

Current assets
   Cash                                                         $  32,486    $  31,999
   Accounts receivable - net                                      325,604      303,599
   Merchandise inventory                                          354,311      349,100
   Prepaid expenses                                                 5,076        5,799
   Deferred income taxes                                            8,507       10,113
                                                                ---------    ---------
       Total current assets                                       725,984      700,610

Intangible assets                                                 158,517      154,908
Other assets                                                       22,494       14,258

Property and equipment, at cost                                   146,570      135,803
Accumulated depreciation                                           58,879       48,076
                                                                ---------    ---------
   Net                                                             87,691       87,727
                                                                ---------    ---------
                                                                $ 994,686    $ 957,503
                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $ 212,464    $ 197,167
   Accrued liabilities                                             33,840       38,893
   Long-term debt due within one year                               3,106        3,101
                                                                ---------    ---------
       Total current liabilities                                  249,410      239,161

Long-term debt                                                    341,183      336,234
Other long-term liabilities                                        11,368       12,112
Mandatorily redeemable convertible trust preferred securities     143,750      125,000
Shareholders' equity
   Common stock, at stated value                                    9,256        9,256
   Capital in excess of stated value                              107,320      120,465
   Retained earnings                                              179,199      174,411
   Unearned compensation                                          (45,410)     (58,555)
   Foreign currency translation adjustment                         (1,390)        (581)
                                                                ---------    ---------
       Net                                                        248,975      244,996
                                                                ---------    ---------
                                                                $ 994,686    $ 957,503
                                                                =========    =========

See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                             Quarter Ended
                                                                June 30,
                                                          1998          1997
                                                       -----------   -----------
Net sales                                              $   544,327   $   396,264

Cost and expenses:
   Cost of goods sold                                      457,857       327,553
   Warehouse, selling and
       administrative expense                               68,414        51,423
                                                       -----------   -----------

Operating profit                                            18,056        17,288

Interest expense                                             6,754         4,324
                                                       -----------   -----------

Income before income taxes                                  11,302        12,964

Provision for income taxes                                   4,268         5,659

Distributions on mandatorily redeemable
  convertible trust preferred securities, net of tax         1,455          --
                                                       -----------   -----------

Net income                                             $     5,579   $     7,305
                                                       ===========   ===========
Weighted  average shares outstanding
       Basic                                            26,348,554    26,049,777
       Diluted                                          35,792,921    26,498,936

Earnings per share:

       Basic                                           $       .21   $       .28
       Diluted                                         $       .20   $       .28

Dividends per share                                    $       .03   $       .03






See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            Three months ended
                                                                  June 30,
                                                             1998          1997
                                                           --------    --------
Cash flows from operating activities:
      Net income                                           $  5,579    $  7,305
      Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation                                       3,707       3,012
           Amortization                                       2,283       1,434
           Increase in operating working capital            (18,856)    (46,885)
           (Increase) decrease  in other assets              (4,412)         30
           Deferred taxes                                     1,606         360
                                                           --------    --------
                 Total adjustments                          (15,672)    (42,049)

           Net cash used in operating activities            (10,093)    (37,744)

Cash flows from investing activities:
      Additions to property and equipment                    (4,769)     (3,115)
      Investment in affiliate                                (7,433)       --
                                                           --------    --------
      Net cash used in operating activities                 (12,202)     (3,115)

Cash flows from financing activities:
      Decrease in short-term financing                         --        (3,000)
      Decrease in revolving credit borrowings                 5,000      30,000
      Decrease in other long-term
        debt  obligations                                       (51)         (8)
      Issuance of common shares under company
        Stock option plan                                      --           380
      Proceeds from issuance of mandatorily redeemable
        Convertible trust preferred securities               18,750

      Dividends paid                                           (790)       (781)
                                                           --------    --------
           Net cash provided by financing activities         22,909      26,591

      Effect of exchange rate changes on cash                  (127)        (35)

      Net increase in cash                                      487      11,303

      Cash at beginning of period                            31,999      28,116
                                                           --------    --------
      Cash at end of period                                $ 32,486    $ 16,813
                                                           ========    ========




See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.    ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires reporting certain information about operating segments. This statement, which must be adopted by the Company no later than fiscal year end 1999, is currently being analyzed by management for the potential effects of the adoption of this statement.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income are as follows:

                                                                                Quarter ended
                                                                                   June 30,
                                                                                (in thousands)
                                                                      1998                          1997

Net income                                                           $ 5,579                      $  7,305

Foreign currency translation adjustment                                 (809)                           42
                                                                     -------                       -------

Comprehensive income                                                 $ 4,770                       $ 7,347
                                                                     =======                       =======

3.    NET INCOME PER SHARE DATA

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents of outstanding stock options and assumed conversion of company-obligated mandatorily redeemable convertible trust preferred securities and the elimination of related distributions, net of income taxes.

The computation of basic and diluted earnings per common share for the quarters ended June 30, 1998 and June 30, 1997 is shown below:

                                                                   Quarter ended
                                                                      June 30,
                                                                  1998         1997
                                                              -----------   -----------
Basic

     Net income applicable to common shareholders             $ 5,579,000   $ 7,305,000

     Weighted average shares outstanding                       26,348,554    26,049,777

     Basic earnings per share                                 $       .21   $       .28

Diluted
     Net income applicable to common shareholders             $ 5,579,000   $ 7,305,000
     Add back:
       Distributions on mandatorily redeemable
       convertible trust preferred securities, net of tax       1,455,000          --
                                                              -----------   -----------
       Net income applicable to common shareholders           $ 7,034,000   $ 7,305,000
                                                              ===========   ===========
     Weighted average shares outstanding                       26,348,554    26,049,777
     Effect of diluted securities:
     Common share equivalents of outstanding  stock options       375,931       449,159
     Common shares issuable upon conversion of mandatorily
      redeemable convertible trust preferred securities         9,068,436          --
                                                              -----------   -----------
     Diluted weighted average shares outstanding               35,792,921    26,498,936
                                                              ===========   ===========
     Diluted earnings per share                               $       .20   $       .28

                       PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1997

Net sales for the three-month period ended June 30, 1998 of $544.3 million increased 37% over the prior year three-month period of $396.3 million. All three product categories contributed to the increase in sales with comparable quarter sales up 14% over last year, net of the effects of the March 31, 1998 acquisition of Dickens Data Systems, Inc. Semiconductor products accounted for 30% of the Company's sales in the current quarter, compared with 34% a year ago. Computer systems products represented 54% of sales in 1998 versus 46% last year. Interconnect, passive and electromechanical products were 15% of the Company's sales in 1998 versus 18% in 1997. Miscellaneous products accounted for 1% and 2% of sales in 1998 and 1997, respectively.

Cost of goods sold increased 40% compared to the prior year quarter, resulting in a gross margin of 15.9% in the current quarter compared with 17.3% a year ago. The industry excess semiconductor supply versus demand conditions adversely impacting average selling prices and the increased percentage of sales of computer systems with lower gross margins were the primary factors contributing to the decrease in the gross margin percent.

Warehouse, selling and administrative expenses were $68.4 million compared to $51.4 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 12.6% for the current quarter compared with 13.0% a year ago. The reduction in the ratio of these expenses is due to the lower ratio of selling expenses associated with computer system sales and ongoing cost containment programs.

The operating profit resulting from the activity described above of $18.1 million, or 3.3% of sales in the current period, was up 4% compared with $17.3 million, or 4.4% of sales a year ago.

Interest expense was $6.8 million in the current quarter compared with $4.3 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business as well as the effect of the acquisition of Dickens Data Systems, Inc.

The effective tax rate for the current year three-month period was 37.8% compared with 43.7% for the same period a year ago. The tax rate decrease was primarily due to the recognization of the tax benefit associated with previous operating losses of the Canadian subsidiary and lower effective state tax rates.

Distributions on the recently issued mandatorily redeemable convertible trust preferred securities, net of tax, were $1.5 million for the current year three month period.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1998 of $5.6 million was $1.7 million less than the $7.3 million earned in the prior year.

FINANCIAL CONDITION

Current assets increased by $25.4 million and current liabilities increased by $10.3 million during the three-month period ended June 30, 1998, resulting in an increase of $15.1 million in working capital. The current ratio was 2.9:1 at June 30, 1998 and at year-end March 31, 1998.

In April 1998, the Company purchased a minority equity interest in Eurodis Electron PLC ("Eurodis"), a pan-European distributor of electronic components. This purchase furthers the Company's growth strategy by offering it access to what management believes is a very broad industrial electronic components market, as well as one of the world's largest telecommunication markets. Headquartered near London, Eurodis employs 1,100 people in 13 countries and has operating centers in the United Kingdom, Austria, the Netherlands, Belgium, France, Germany, Italy, Switzerland and Eastern Europe.

In April 1998, the Company issued an additional $18.7 million of mandatorily redeemable convertible trust preferred securities which were sold upon exercise of the overallotment option.

During the first three months of the current year, total interest-bearing debt increased by $5.0 million. The increase in debt is primarily attributable to funding working capital and capital expenditure needs. The ratio of interest-bearing debt to capitalization was 47% at June 30, 1998 compared with 48% at March 31, 1998.

Management estimates that capital expenditures for the fiscal year 1999 will approximate $45 million. Capital expenditures in the first three months of the current year were $4.8 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

OTHER MATTERS

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

The Company's core business process system is currently undergoing remediation to meet Year 2000 compliance. Remediation of the core business process is anticipated to be completed by October 1998. In addition, the Company has identified other applications used by the Company and is modifying or replacing them in order to be Year 2000 compliant. Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy any problems that are discovered. Furthermore, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the Year 2000. While the Company does not believe that expenditures for the Year 2000 will have a material adverse effect, any resulting systems failures or interruptions at the Company or its suppliers or customers could have a material adverse effect on the Company's business, financial condition and operating results.

Portions of this report contain current management expectations which may constitute forward-looking information. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market, cyclical nature of semiconductor market, inventory obsolescence and technology changes, and dependence on key suppliers.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.

PART II - OTHER INFORMATION

ITEM 5.   PROPOSALS BY SHAREHOLDERS

          Proposals by shareholders for the 1999 annual meeting must be received by May 15, 1999. If a proponent fails to notify the Company by May 15, 1999, the management proxies may use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          Number                Description

           27                   Financial Data Schedule

           (b)                  Reports on Form 8-K

                                During the quarter ended June 30, 1998, the following Current Reports on Form 8-K were filed:

                                Date of Report                     Item Reported
                                --------------                     -------------
                                April 13, 1998                     Financial Statements of business
                                                                   acquired (Dickens Data Systems,
                                                                   Inc.) and pro forma financial
                                                                   statements of Pioneer-Standard
                                                                   Electronics, Inc. and Dickens Data
                                                                   Systems, Inc.

                                    June 19, 1998                  Financial Statements of business
                                                                   acquired (Dickens Data Systems,
                                                                   Inc.) and pro forma financial
                                                                   statements of Pioneer-Standard
                                                                   Electronics, Inc. and Dickens Data
                                                                   Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PIONEER-STANDARD ELECTRONICS, INC.

Date:       August 14, 1998         /S/  James L Bayman
      ------------------------      -------------------------------
                                         James L. Bayman
                                         Chairman and CEO

Date:      August 14, 1998          /S/  John V. Goodger
      ------------------------      -------------------------------
                                         John V. Goodger
                                         Vice President & Treasurer