Form 10-Q
period 1998-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1998-11-13
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.
                               -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF NOVEMBER 2, 1998: 26,348,554. (Excludes 4,780,000 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                  September 30, 1998
                                                                      (Unaudited)      March 31, 1998
                                                                      -----------      --------------

ASSETS

Current assets
   Cash and cash equivalents                                           $  30,778           $  31,999
   Accounts receivable - net                                             309,243             303,599
   Merchandise inventory                                                 340,247             349,100
   Prepaid expenses                                                        1,806               5,799
   Deferred income taxes                                                   8,956              10,113
                                                                       ---------           ---------
       Total current assets                                              691,030             700,610

Intangible assets                                                        157,477             154,908
Other assets                                                              22,074              14,258

Property and equipment, at cost                                          152,319             135,803
Accumulated depreciation                                                  63,990              48,076
                                                                       ---------           ---------
   Net                                                                    88,329              87,727
                                                                       ---------           ---------

                                                                       $ 958,910           $ 957,503
                                                                       =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                    $ 211,713           $ 197,167
   Accrued liabilities                                                    29,256              38,893
   Long-term debt due within one year                                      3,141               3,101
                                                                       ---------           ---------
       Total current liabilities                                         244,110             239,161

Long-term debt                                                           306,111             336,234
Other long-term liabilities                                               11,115              12,112
Mandatorily redeemable convertible trust preferred securities            143,750             125,000
Shareholders' equity
   Common stock, at stated value                                           9,256               9,256
   Capital in excess of stated value                                      92,084             120,465
   Retained earnings                                                     184,758             174,411
   Unearned compensation                                                 (30,174)            (58,555)
   Accumulated Other Comprehensive Income                                 (2,100)               (581)
                                                                       ---------           ---------
       Net                                                               253,824             244,996
                                                                       ---------           ---------

                                                                       $ 958,910           $ 957,503
                                                                       =========           =========


See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                                Quarter Ended                        Six Months Ended
                                                                September 30,                         September 30,


                                                            1998               1997               1998               1997
                                                            ----               ----               ----               ----

Net sales                                               $   559,501        $   431,284        $ 1,103,828        $   827,548

Cost and expenses:
   Cost of goods sold                                       474,024            356,794            931,881            684,347
   Warehouse, selling and
       administrative expenses                               66,364             56,598            134,778            108,021
                                                        -----------        -----------        -----------        -----------

Operating profit                                             19,113             17,892             37,169             35,180

Interest expense                                              6,465              4,995             13,219              9,319
                                                        -----------        -----------        -----------        -----------

Income before income taxes                                   12,648             12,897             23,950             25,861

Provision for income taxes                                    4,845              5,438              9,113             11,097

Distributions on mandatorily redeemable
  convertible trust preferred securities, net of tax          1,464                 --              2,919                 --
                                                        -----------        -----------        -----------        -----------

Net income                                              $     6,339        $     7,459        $    11,918        $    14,764
                                                        ===========        ===========        ===========        ===========


Weighted  average shares outstanding
       Basic                                             26,348,554         26,127,088         26,348,554         26,088,644
       Diluted                                           35,705,123         26,743,941         35,701,579         26,627,465

Earnings per share:
       Basic                                            $       .24        $       .29        $       .45        $       .57
       Diluted                                          $       .22        $       .28        $       .42        $       .55

Dividends per share                                     $       .03        $       .03        $       .06        $       .06





See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                     Six months ended
                                                                       September 30,

                                                                   1998             1997
                                                                   ----             ----
Cash flows from operating activities:
      Net income                                                $ 11,918         $ 14,764
      Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation                                            7,689            6,052
           Amortization                                            4,566            2,648
           (Increase) decrease in operating
             working capital                                       7,682          (77,529)
           (Increase) decrease in other assets                    (2,953)             101
           Deferred taxes                                          1,157             (428)
                                                                --------         --------
                 Total adjustments                                18,141          (69,156)

           Net cash used in operating activities                  30,059          (54,392)

Cash flows from investing activities:
      Additions to property and equipment                        (10,637)         (16,431)
      Investment in affiliate                                     (7,433)            --
                                                                --------         --------
      Net cash used in operating                                 (18,070)         (16,431)

Cash flows from financing activities:
      Decrease in short-term financing                               ---          (10,000)
      Increase (decrease) in revolving credit borrowings         (30,000)          80,000
      Decrease in other long-term
        debt  obligations                                           (123)             (14)
      Proceeds from sale of common shares under
         the Pioneer Stock Benefit Trust                             ---            3,308
      Issuance of common shares under company
        stock option plan                                            ---              439
      Proceeds from issuance of mandatorily redeemable
        convertible trust preferred securities                    18,750              ---
      Dividends paid                                              (1,580)          (1,563)
                                                                --------         --------
           Net cash provided by financing activities             (12,953)          72,170

Effect of exchange rate changes on cash                             (257)               4

Net increase (decrease) in cash                                   (1,221)           1,351

Cash and cash equivalents at beginning of period                  31,999           28,116
                                                                --------         --------

Cash and cash equivalents at end of period                      $ 30,778         $ 29,467
                                                                ========         ========




See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.    ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires reporting certain information about operating segments. This statement, which must be adopted by the Company no later than fiscal year-end 1999, is currently being analyzed by management for the potential effects of the adoption of this statement.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income are as follows:



                                                           Quarter ended                         Six months ended
                                                           September 30,                           September 30,


                                                      1998               1997                 1998                 1997

Net income                                       $  6,339,000         $  7,459,000        $ 11,918,000         $ 14,764,000

Other Comprehensive Income
  Foreign currency translation adjustment            (710,000)              40,000          (1,519,000)             115,000
                                                 ------------         ------------        ------------         ------------

Comprehensive income                             $  5,629,000         $  7,499,000        $ 10,399,000         $ 14,879,000
                                                 ============         ============        ============         ============

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 no later than fiscal 2001. Adoption of the new Standard is not expected to have a significant impact on the results of operations or financial position of the Registrant.

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

The computation of basic and diluted earnings per common share for the quarters and six months ended September 30, 1998 and 1997 are shown below:


                                                                      Quarter ended                Six months ended
                                                                      September 30,                  September 30,

                                                                  1998            1997            1998            1997
                                                                  ----            ----            ----            ----
Basic
     Net income applicable to common shareholders             $ 6,339,000     $ 7,459,000     $11,918,000     $14,764,000

     Weighted average shares outstanding                       26,348,554      26,127,088      26,348,554      26,088,644

     Basic earnings per share                                 $       .24     $       .29     $       .45     $       .57

Diluted
     Net income applicable to common shareholders             $ 6,339,000     $ 7,459,000     $11,918,000     $14,764,000
     Add back:
       Distributions on mandatorily redeemable
       convertible trust preferred securities, net of tax       1,464,000            --         2,919,000            --
                                                              -----------     -----------     -----------     -----------
       Net income applicable to common shareholders           $ 7,803,000     $ 7,459,000     $14,837,000     $14,764,000
                                                              ===========     ===========     ===========     ===========

     Weighted average shares outstanding                       26,348,554      26,127,088      26,348,554      26,088,644
     Effect of diluted securities:
     Common share equivalents of outstanding  stock
         options                                                  229,585         616,853         245,557         538,821
     Common shares issuable upon conversion of
        mandatorily redeemable convertible trust
         preferred securities                                   9,126,984            --         9,107,468            --
                                                              -----------     -----------     -----------     -----------
     Diluted weighted average shares outstanding               35,705,123      26,743,941      35,701,579      26,627,465
                                                              ===========     ===========     ===========     ===========

     Diluted earnings per share                               $       .22     $       .28     $       .42     $       .55

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the three-month period ended September 30, 1998 of $559.5 million increased 30% over the prior year three-month period of $431.3 million. The increase came primarily from the inclusion of Dickens Data Systems, Inc. which was acquired on March 31, 1998 and higher sales volume in semiconductor products. Excluding the Dickens acquisition, sales increased 4% over the comparable prior year quarter. Semiconductor products accounted for 33% of the Company's sales in the current quarter, compared with 36% a year ago. Computer systems products represented 52% of sales in 1998 versus 45% last year. Interconnect, passive and electromechanical products were 14% of the Company's sales in 1998 versus 18% in 1997. Miscellaneous products accounted for 1% of sales in 1998 and 1997.

Cost of goods sold increased 33% compared to the prior year quarter, resulting in a gross margin of 15.3% in the current quarter compared with 17.3% a year ago. The primary factors contributing to the decrease in the gross margin percent were the industry excess semiconductor supply versus demand conditions adversely impacting average selling prices and the increased percentage of computer systems sales with lower gross margins.

Warehouse, selling and administrative expenses were $66.4 million compared to $56.6 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 11.9% for the current quarter compared with 13.1% a year ago. The reduction in the ratio of these expenses is due to the shift in product mix with computer system sales constituting a high percentage of sales with a lower ratio of selling expenses and ongoing cost containment programs.

The operating profit resulting from the activity described above of $19.1 million, or 3.4% of sales in the current period, was up 7% compared with $17.9 million, or 4.1% of sales a year ago.

Interest expense was $6.5 million in the current quarter compared with $5.0 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business as well as the effect of the acquisition of Dickens Data Systems, Inc.

The effective tax rate for the current year three-month period was 38.3% compared with 42.2% for the same period a year ago. The tax rate decrease was primarily due to the utilization of the operating loss carryforward of the Canadian subsidiary and lower effective state tax rates.

Distributions on mandatorily redeemable convertible trust preferred securities, net of tax, were $1.5 million for the current year three-month period.

Primarily as a result of the factors noted above, the Company's net income for the three-month period ending September 30, 1998 of $6.3 million was $1.2 million less than the $7.5 million earned in the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
THE SIX MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the six-month period ended September 30, 1998 of $1,103.8 million were 33% greater than sales of the prior year six-month period of $827.5 million. All three of the Company's product categories contributed to the increase in sales with comparable six-month sales up 9% over last year, net of the effects of the March 31, 1998 acquisition of Dickens Data Systems, Inc. During the first six months of 1998, semiconductor products accounted for 32% of the Company's sales compared with 35% in the prior year. Computer systems products accounted for 53% of the Company's sales in 1998 and 45% in 1997. Passive and electromechanical products accounted for 14% of the Company's sales in 1998 and 18% in 1997. Miscellaneous products accounted for 1% of sales in 1998 and 2% a year earlier.

The percentage increase in cost of goods sold of 36% resulted in a gross margin of 15.6% in the first six months of the current year compared with 17.3% a year ago. The primary factors contributing to the decrease in the gross margin percent were the industry excess semiconductor supply versus demand conditions adversely impacting average selling prices and the increased percentage of computer systems sales with lower gross margins.

Warehouse, selling and administrative expenses of $134.8 million increased by 25% as compared with the $108.0 million incurred during the prior year six-month period. This resulted in a ratio of these expenses to sales of 12.2% for the current six months compared with 13.1% a year ago, reflecting the Company's efforts to reduce operating costs as a percentage of sales and the lower ratio of selling expenses associated with computer system sales.

The operating profit resulting from the activity described above of $37.2 million in 1998 or 3.4% of sales increased 6% compared with $35.2 million or 4.3% of sales a year ago.

Interest expense was $13.2 million in the current six-month period compared with $9.3 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business as well as the effect of the acquisition of Dickens Data Systems, Inc

The effective tax rate for the current six-month period was 38.1% compared with 42.9% a year ago. The tax rate decrease was primarily due to the utilization of the operating loss carryforward of the Canadian subsidiary and lower effective state tax rates.

Distributions on the mandatorily redeemable convertible trust preferred securities, net of tax, were $2.9 million for the current six-month period.

Primarily as a result of the factors noted above, the Company's net income for the six-month period ending September 30, 1998 of $11.9 million was $2.9 million less than the $14.8 million earned a year ago.

FINANCIAL CONDITION

Current assets decreased by $9.6 million and current liabilities increased by $4.9 million during the six-month period ended September 30, 1998, resulting in a decrease of $14.5 million in working capital. Despite increased sales over the trailing quarter, both improved inventory turnover and customer collections on account resulted in reduced working capital needs. The current ratio was 2.8:1 at September 30, 1998 and 2.9:1 at year-end March 31, 1998.

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

During the first six months of the current year, total interest-bearing debt decreased by $30.1 million. The decrease in debt is primarily attributable to the decrease in working capital and application of proceeds of the mandatorily redeemable convertible trust preferred securities overallotment option. The ratio of interest-bearing debt to capitalization was 44% at September 30, 1998 compared with 48% at March 31, 1998.

Management estimates that capital expenditures for the fiscal year 1999 will approximate $35 million. Capital expenditures in the first six months of the current year were $10.6 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

YEAR 2000 MATTERS

The Year 2000 Problem - software, hardware or an embedded chip that does not correctly process date information for years after 1999 - results from the practice of storing date information with only the last two digits of the year. Like most business enterprises, the Company is taking steps to identify and address the potential effects of the Year 2000 Problem.

The Company began to address Year 2000 issues in 1996. Since 1997, the Company has employed external resources to assist it in identifying, remediating and testing Year 2000 problems. The Company has also assembled a multi-departmental Year 2000 task force to coordinate and facilitate its Year 2000 efforts and provide regular updates to the board of directors.

The scope of the Year 2000 readiness effort includes the Company's internal information technology ("IT") systems, such as hardware and software; non-IT systems with date-sensitive characteristics; the status of key third parties, including suppliers, service providers, and customers; and products and services sold by the Company.

The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by July 1999. The Company is in the early stages of analyzing the readiness of non-IT systems and anticipates that remediation and testing of any non-compliant systems will be completed by October 1999. The Company also has taken initial steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by October 1999.

Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the task force is simultaneously developing contingency plans should the programs not be completed when anticipated or should the third parties not be ready on a timely basis. Currently, the Year 2000 readiness program is on schedule. The Company has not become aware of any third party non-compliance not in the process of remediation that might result in a major disruption.

Costs of the initiative to date approximate $1.3 million. It is anticipated that an additional $2.5 million will be incurred to complete the program. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs of the initiative are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on currently available information.

At the present time the Company believes that the greatest threat posed to it by the Year 2000 Problem is potential litigation arising out of any failure of products sold or services performed by the Company due to Year 2000 non-compliance. Based on currently available information, the Company is unable to quantify losses, if any, it may incur as a result of any Year 2000 non-compliant products or services sold by it, and cannot provide any assurance that such losses may not be material. The Company believes that its exposure to liability resulting from the malfunction of Year 2000 non-compliant products is mitigated in substantial part by manufacturers' warranties that are passed through to the customer. Regardless of whether the Company is ultimately held liable for any customer's losses, the costs of defending customer lawsuits could have a material adverse effect on the Company's business, results of operations and financial condition, depending on the number and nature of such actions. Due to the uncertain number and nature of such lawsuits, the Company is unable to estimate its potential litigation expenses resulting from any Year 2000 non-compliance of products or services sold by it.

Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy all problems that are discovered. Furthermore, there can be no assurance that the Company's third party relationships will not be adversely affected by Year 2000 issues.

While the Company does not anticipate that costs of Year 2000 disruptions will have a material adverse effect, Year 2000 disruptions, arising either from within the Company or through third party relationships, could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                Not applicable.


PART II -       OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                At the Annual Meeting of Shareholders held on July 28, 1998 (the "Annual Meeting"), the shareholders voted to elect Victor Gelb and Edwin Z. Singer each to an additional three-year term as Directors of the Company and Keith M. Kolerus to a new three-year term. Following is a summary of the voting:


                Votes                 Victor Gelb           Edwin Z. Singer            Keith M. Kolerus
                -----                 -----------           ---------------            ----------------

                For                    23,957,790             24,378,736                24,515,424

                Withheld                2,006,637              1,585,691                 1,449,002

                The term of office of the following Directors of the Company continued after the Annual Meeting: James L. Bayman; Charles F. Christ; Gordon E. Heffern; Arthur Rhein; Thomas C. Sullivan; and Karl E. Ware.

                Also at the Annual Meeting, shareholders voted to amend the Company's Amended and Restated 1991 Stock Option Plan increasing the number of Common Shares subject to the Plan by 1,500,000 Common Shares from 1,968,750 Common Shares to 3,468,750 Common Shares.

                Votes
                -----

                For                    21,565,395

                Against                 3,330,024

                Abstaining              1,069,007

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS

                Number              Description
                ------              -----------

                27                  Financial Data Schedule

                (b)                 Reports on Form 8-K

                                    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PIONEER-STANDARD ELECTRONICS, INC.





Date:   November 12, 1998                /S/  James L. Bayman
      ---------------------             -----------------------------------
                                             James L. Bayman
                                             Chairman and CEO



Date:   November 12, 1998                /S/   John V. Goodger
      ---------------------             -----------------------------------
                                              John V. Goodger
                                              Vice President & Treasurer