Form 10-Q
period 1998-12-31
PIONEER STANDARD ELECTRONICS INC
filed 1999-02-16
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998.
                               ------------------

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          ----          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                              34-0907152
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
------------------------------------------              -----------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Yes  X   No
   -----   ----
Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of February 5, 1999: 26,354,741. (Excludes 4,780,000 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                          December 31, 1998
                                                                             (Unaudited)           March 31, 1998
                                                                             -----------           --------------
ASSETS

Current assets
   Cash and cash equivalents                                                $     18,967           $     31,999
   Accounts receivable - net                                                     329,546                303,599
   Merchandise inventory                                                         337,629                349,100
   Prepaid expenses                                                                  972                  5,799
   Deferred income taxes                                                           8,631                 10,113
                                                                             -----------            -----------
       Total current assets                                                      695,745                700,610

Intangible assets                                                                157,198                154,908
Other assets                                                                      21,898                 14,258

Property and equipment, at cost                                                  155,830                135,803
Accumulated depreciation                                                          69,183                 48,076
                                                                             -----------            -----------

   Net                                                                            86,647                 87,727
                                                                             -----------            -----------
                                                                             $   961,488            $   957,503
                                                                             ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                          $   241,912            $   197,167
   Accrued liabilities                                                            45,979                 38,893
   Long-term debt due within one year                                              3,111                  3,101
                                                                             -----------            -----------
       Total current liabilities                                                 291,002                239,161

Long-term debt                                                                   253,221                336,234
Other long-term liabilities                                                       11,010                 12,112
Company-obligated mandatorily redeemable convertible preferred securities of trust, holding solely 6 3/4% convertible subordinated
   debentures of the Company                                                     143,750                125,000

Shareholders' equity
   Common stock, at stated value                                                   9,258                  9,256
   Capital in excess of stated value                                             106,759                120,465
   Retained earnings                                                             193,391                174,411
   Unearned compensation                                                         (44,813)               (58,555)
   Accumulated other comprehensive income                                         (2,090)                  (581)
                                                                             -----------            -----------
       Net                                                                       262,505                244,996
                                                                             -----------            -----------
                                                                             $   961,488            $   957,503
                                                                             ===========            ===========

See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                              Quarter Ended                    Nine Months Ended
                                                               December 31,                       December 31,

                                                          1998                1997              1998               1997
                                                          ----                ----              ----               ----

Net sales                                          $   595,985         $   424,148       $ 1,699,813        $ 1,251,696

Cost and expenses:
   Cost of goods sold                                  503,508             348,406         1,435,389          1,032,753
   Warehouse, selling and
       administrative expenses                          68,733              56,279           203,511            164,300
                                                   -----------         -----------       -----------        -----------

Operating profit                                        23,744              19,463            60,913             54,643

Interest expense                                         5,892               5,490            19,111             14,809
                                                   -----------         -----------       -----------        -----------

Income before income taxes                              17,852              13,973            41,802             39,834

Provision for income taxes                               6,960               5,534            16,073             16,631

Distributions on mandatorily redeemable
  convertible trust preferred securities, net of
  tax                                                    1,459                  --             4,378                 --
                                                   -----------         -----------       -----------        -----------

Net income                                         $     9,433         $     8,439       $    21,351        $    23,203
                                                   ===========         ===========       ===========        ===========


Weighted average shares outstanding
       Basic                                        26,350,975          26,312,441        26,349,364         26,163,514
       Diluted                                      35,757,510          26,994,629        35,711,217         26,751,827

Earnings per share:
       Basic                                       $       .36         $       .32       $       .81        $       .89
       Diluted                                     $       .30         $       .31       $       .72        $       .87

Dividends per share                                $       .03         $       .03       $       .09        $       .09




See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             Nine  months ended
                                                               December 31,

                                                              1998          1997
                                                              ----          ----
Cash flows from operating activities:
      Net income                                           $  21,351    $  23,203
      Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation                                       11,631        8,661
           Amortization                                        6,849        3,662
           (Increase) decrease in operating
             working capital                                  34,897      (84,248)
           Increase in other assets                             (207)      (6,452)
           Deferred taxes                                        938         (836)
                                                           ---------    ---------
                 Total adjustments                            54,108      (79,213)

           Net cash used in operating activities              75,459      (56,010)

Cash flows from investing activities:
      Additions to property and equipment                    (14,040)     (30,486)
      Investment in affiliate                                 (7,433)        --
                                                           ---------    ---------
      Net cash used in operating                             (21,473)     (30,486)

Cash flows from financing activities:
      Decrease in short-term financing                          --        (18,000)
      Increase (decrease) in revolving credit borrowings     (80,000)     105,000
      Decrease in other long-term
        debt  obligations                                     (3,003)      (2,878)
      Proceeds from sale of common shares under
         the Pioneer Stock Benefit Trust                        --          3,308
      Issuance of common shares under company
        stock option plan                                         38          637
      Proceeds from issuance of mandatorily redeemable
        convertible trust preferred securities                18,750         --
      Dividends paid                                          (2,371)      (2,352)
                                                           ---------    ---------
           Net cash provided by financing activities         (66,586)      85,715

Effect of exchange rate changes on cash                         (432)         (45)

Net decrease in cash                                         (13,032)        (826)

Cash and cash equivalents at beginning of period              31,999       28,116
                                                           ---------    ---------

Cash and cash equivalents at end of period                 $  18,967    $  27,290
                                                           =========    =========




See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.    ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires reporting certain information about operating segments. This statement must be adopted by the Company no later than fiscal year-end 1999. Management is currently analyzing the potential effects of the adoption of this statement.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income are as follows:

                                                           Quarter ended                  Nine months ended
                                                           December 31,                     December 31,


                                                        1998           1997             1998            1997

Net income                                         $ 9,433,000    $  8,439,000      $ 21,351,000   $ 23,203,000

Other Comprehensive Income
  Foreign currency translation adjustment               10,000        (896,000)       (1,509,000)      (781,000)
                                                   -----------    ------------      ------------   ------------

Comprehensive income                               $ 9,443,000    $  7,543,000      $ 19,842,000   $ 22,422,000
                                                   ===========    ============      ============   ============

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 no later than fiscal 2001. Adoption of the new Standard is not expected to have a significant impact on the results of operations or financial position of the Company.

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

The computation of basic and diluted earnings per common share for the quarters and nine months ended December 31, 1998 and 1997 are shown below:

                                                            Quarter ended           Nine months ended
                                                             December 31,              December 31,

                                                         1998             1997      1998         1997
                                                         ----             ----      ----         ----
Basic
     Net income applicable to common shareholders     $ 9,433,000   $ 8,439,000   $21,351,000   $23,203,000

     Weighted average shares outstanding               26,350,975    26,312,441    26,349,364    26,163,514

     Basic earnings per share                         $       .36   $       .32   $       .81   $       .89

Diluted
     Net income applicable to common shareholders     $ 9,433,000   $ 8,439,000   $21,351,000   $23,203,000
     Add back:
       Distributions on mandatorily redeemable
       convertible trust preferred securities,
       net of tax                                       1,459,000            --     4,378,000            --
                                                      -----------   -----------   -----------   -----------

     Net income applicable to common shareholders
       after assumed conversion                       $10,892,000   $ 8,439,000   $25,729,000   $23,203,000
                                                      ===========   ===========   ===========   ===========

     Weighted average shares outstanding               26,350,975    26,312,441    26,349,364    26,163,514
     Effect of diluted securities:
     Common share equivalents of outstanding  stock
         options                                          279,551       682,188       247,856       588,313
     Common shares issuable upon conversion of
        mandatorily redeemable convertible trust
         preferred securities                           9,126,984            --     9,113,997            --
                                                      -----------   -----------   -----------   -----------
     Diluted weighted average shares outstanding       35,757,510    26,994,629    35,711,217    26,751,827
                                                      ===========   ===========   ===========   ===========

     Diluted earnings per share                       $       .30   $       .31   $       .72   $       .87

4.         COMPANY-OBLIGATED MANDORILY REDEEMABLE CONVERTIBLE
            PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the "trust") issued a total of $143.7 million of 6 3/4 percent Mandatorily Redeemable Convertible Trust Preferred Securities (the "Trust Preferred Securities"). Pioneer-Standard Financial Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6 3/4 percent Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the "Trust Debenture"). The Company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the Company's obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities.

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1997

Net sales for the three-month period ended December 31, 1998 of $596.0 million increased 41% over the prior year three-month period of $424.1 million. The increase was primarily attributable to higher sales volume of computer systems products resulting from the acquisition of Dickens Data Systems, Inc. ("Dickens") on March 31, 1998. Semiconductor products also contributed to the increase in sales. Including sales of Dickens with the comparable prior year quarter on a pro forma basis, sales increased 9% over the prior year quarter. Semiconductor products accounted for 30% of the Company's sales in the current quarter, compared with 36% a year ago. Computer systems products represented 56% of sales in 1998 versus 43% last year. Interconnect, passive and electromechanical products were 13% of the Company's sales in 1998 versus 19% in 1997. Miscellaneous products accounted for 1% of sales in 1998 and 2% a year earlier.

Cost of goods sold increased 45% compared to the prior year quarter, resulting in a gross margin of 15.5% in the current quarter compared with 17.9% a year ago. The primary factors contributing to the decrease in the gross margin percent were the industry excess semiconductor supply versus demand conditions adversely impacting average selling prices and the increased percentage of computer systems sales with lower gross margins.

Warehouse, selling and administrative expenses were $68.7 million compared to $56.3 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 11.5% for the current quarter compared with 13.3% a year ago. The reduction in the ratio of these expenses is primarily due to the shift in product mix with computer system sales constituting a larger percentage of total sales which are accompanied with a lower ratio of selling expenses, and ongoing cost containment programs.

The operating profit resulting from the activity described above of $23.7 million, or 4.0% of sales in the current period, was up 22% compared with $19.5 million, or 4.6% of sales a year ago.

Interest expense was $5.9 million in the current quarter compared with $5.5 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business as well as the effect of the acquisition of Dickens.

The effective tax rate for the current year three-month period was 39.0% compared with 39.6% for the same period a year ago. The tax rate decrease was primarily due to lower effective state tax rates.

Distributions on mandatorily redeemable convertible trust preferred securities (the "Preferred Securities"), net of tax, were $1.5 million for the current year three-month period.

Primarily as a result of the factors noted above, the Company's net income for the three-month period ending December 31, 1998 increased 12% to $9.4 million from $8.4 million earned in the prior year.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
THE NINE MONTHS ENDED DECEMBER 31, 1997

Net sales for the nine-month period ended December 31, 1998 of $1,699.8 million were 36% greater than sales of the prior year nine-month period of $1,251.7 million. The increase was primarily attributable to higher sales volume of computer systems products resulting from the acquisition of Dickens. Semiconductor products and interconnect, passive and electromechanical products also contributed to the increase in sales. Including sales of Dickens with the comparable prior year nine-month results on a pro forma basis, sales increased 11% over the prior nine-month period. During the first nine months of 1998, semiconductor products accounted for 31% of the Company's sales compared with 35% in the prior year. Computer systems products accounted for 54% of the Company's sales in 1998 and 45% in 1997. Passive and electromechanical products accounted for 14% of the Company's sales in 1998 and 18% in 1997. Miscellaneous products accounted for 1% of sales in 1998 and 2% a year earlier.

The percentage increase in cost of goods sold of 39% resulted in a gross margin of 15.6% in the first nine months of the current year compared with 17.5% a year ago. The primary factors contributing to the decrease in the gross margin percent were the industry excess semiconductor supply versus demand conditions adversely impacting average selling prices and the increased percentage of computer systems sales with lower gross margins.

Warehouse, selling and administrative expenses of $203.5 million increased by 24% as compared with the $164.3 million incurred during the prior year nine-month period. This resulted in a ratio of these expenses to sales of 12.0% for the current nine months compared with 13.1% a year ago. The reduction in the ratios reflects primarily the lower ratio of selling expenses associated with computer system sales and the Company's efforts to reduce operating costs as a percentage of sales.

The operating profit resulting from the activity described above of $60.9 million in 1998 or 3.6% of sales increased 11% compared with $54.6 million or 4.4% of sales a year ago.

Interest expense was $19.1 million in the current nine-month period compared with $14.8 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business as well as the effect of the acquisition of Dickens.

The effective tax rate for the current nine-month period was 38.5% compared with 41.8% a year ago. The tax rate decrease was primarily due to the utilization of the operating loss carryforward of the Canadian subsidiary and lower effective state tax rates.

Distributions on the Preferred Securities, net of tax, were $4.4 million for the current nine-month period.

Primarily as a result of the factors noted above, the Company's net income for the nine-month period ending December 31, 1998 of $21.4 million was $1.8 million less than the $23.2 million earned a year ago.

FINANCIAL CONDITION

Current assets including cash decreased by $4.9 million and current liabilities increased by $51.8 million during the nine-month period ended December 31, 1998, resulting in a decrease of $56.7 million in working capital. Despite increased sales over the second fiscal quarter, improvement in both inventory turnover and customer collections on account resulted in reduced working capital needs. In addition, the increase in current liabilities is primarily attributable to payment timing differences in accounts payable. The current ratio was 2.4:1 at December 31, 1998 and 2.9:1 at year-end March 31, 1998.

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

In April 1998, the Company issued an additional $18.7 million of Preferred Securities upon exercise of an overallotment option in connection with an offering by the Company in March 1998 of $125 million of Preferred Securities.

Effective December 1, 1998, the Company entered into two interest rate swap agreements for notional amounts aggregating $50 million for purposes of reducing the impact of increases in interest rates on its outstanding floating rate bank credit borrowings. A two-year swap for a notional amount of $25 million provides for the Company to pay interest at a fixed rate of 5.155% and a three-year swap for a notional amount of $25 million provides for payment of interest at a fixed rate of 5.34%. Under the swap agreements, the Company receives interest payments on the notional amounts at a floating rate based on three-month LIBOR (London Interbank Offered Rate). These swaps have the effect of converting the floating rate of interest being paid on bank credit borrowings into fixed rates of interest. These swap agreements, coupled with a similar five-year swap for a notional amount of $20 million entered into in June 1995 providing for payment of a fixed rate of interest of 6.05%, brings the total amount of floating rate debt protected for interest rate fluctuations to $70 million. As of December 31, 1998, the Company has $100 million aggregate amount of floating rate bank credit borrowings outstanding.

During the first nine months of the current year, total interest-bearing debt decreased by $83.0 million. The decrease in debt is primarily attributable to the decrease in working capital for the reasons noted above and application of proceeds of the April 1998 sale of Preferred Securities. The ratio of interest-bearing debt to capitalization was 39% at December 31, 1998 compared with 48% at March 31, 1998.

Management estimates that capital expenditures for the fiscal year 1999 will be approximately $20 million. Capital expenditures in the first nine months of the current year were $14.0 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

YEAR 2000 READINESS  DISCLOSURE

The Year 2000 Problem - software, hardware or an embedded chip that does not correctly process date information for years after 1999 - results from the practice of storing date information with only the last two digits of the year.

The Company began to address Year 2000 issues in 1996. Since 1997, the Company has employed internal and external resources to assist it in identifying, remediating and testing Year 2000 problems. The Company has also assembled a multi-departmental Year 2000 task force to coordinate and facilitate its Year 2000 efforts and provide regular updates to the board of directors.

The scope of the Year 2000 readiness effort includes the Company's internal information technology ("IT") systems, such as hardware and software; non-IT systems with date-sensitive characteristics; the status of key third parties, including suppliers, service providers, and customers.

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

Costs of the initiative to date approximate $1.6 million. It is anticipated that an additional $2.2 million will be incurred to complete the program. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs of the initiative are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at that time.

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

Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy all problems that are discovered. Furthermore, there can be no assurance that the Company's third party relationships will not be adversely affected by Year 2000 issues. The Company is in the process of developing contingency plans to address the potential effects of problems arising from Year 2000 non-compliance.

While the Company does not anticipate that costs of Year 2000 disruptions will have a material adverse effect, Year 2000 disruptions, arising either from within the Company or through third party relationships, could have a material adverse effect on the Company's business, operating results and financial condition.

Portions of this report contain current management expectations which may constitute forward-looking information. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market, cyclical nature of semiconductor market, inventory obsolescence and technology changes, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins and management of growth of the business.

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

                                       PIONEER-STANDARD ELECTRONICS, INC.





Date:       February 12, 1999            /s/  James L. Bayman
       ---------------------------     ---------------------------
                                              James L. Bayman
                                             Chairman and CEO



Date:      February 12, 1999            /s/   John V. Goodger
      ----------------------------     -----------------------------
                                              John V. Goodger
                                         Vice President & Treasurer