Form 10-K
period 1999-03-31
PIONEER STANDARD ELECTRONICS INC
filed 1999-06-29
CIK 78749

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

         For the fiscal year ended March 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting shares of the Registrant held by non-affiliates was $289,882,855 as of June 7, 1999, computed on the basis of the last reported sale price per share ($11.375) of such shares on the Nasdaq National Market. Common Shares held by each officer, Director and person who owns or may be deemed to own 10% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 7, 1999, the Registrant had the following number of Common Shares outstanding: 31,134,741.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 27, 1999 are incorporated by reference into Part III of this Form 10-K.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999 are incorporated by reference into Parts II and IV of this Form 10-K.

         Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1999.

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

         DESCRIPTION OF SEGMENTS - The Company's business may be classified into two segments: Computer Systems and Industrial Electronics.

         Computer Systems. The Company's computer systems distribution and value-added services business is conducted by its Computer Systems segment. Through this segment the Company distributes a wide variety of systems products, including mid-range computer systems and high-end platforms, storage subsystems, software, servers, computers (primarily mini and personal), display terminals and networking products. As a complement to its systems distributor operations, the Company provides value-added services including systems integration, enterprise resource planning systems design and network consulting. The Company's system products and value-added services accounted for 50% of the Company's sales in fiscal 1999 compared with 40% in 1998 and 31% in 1997.

         Industrial Electronics. The Company's Industrial Electronics segment conducts the operations of the Company related to industrial electronics products distribution. Products sold by this segment may be classified into two broad categories: semiconductors and interconnect, passive and electromechanical components. The semiconductor products distributed by this segment include microprocessors, memory devices, programmable logic devices and analog and digital integrated circuits and other semiconductor devices. This segment's interconnect, passive and electromechanical product offerings include capacitors, connectors, resistors, switches and power conditioning equipment. This segment also provides value-added services associated with industrial electronic products, such as point of use inventory management, just-in-time kitting operations, turnkey assembly, memory and logic device programming, connector and cable assemblies to customer specifications and power products integration. Sales of industrial electronics products constituted 50% of the Company's total sales in fiscal 1999, compared with 60% in 1998 and 69% in 1997.

         For information regarding the total assets and operating income of each segment of the Company's business, see Note 6 of Notes to Financial Statements of the Company.

         PRODUCTS DISTRIBUTED AND SOURCES OF SUPPLY - The Company distributes products supplied by more than 100 manufacturers. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 1999 fiscal year, products purchased from the Company's three largest suppliers accounted for 64% of the Company's sales volume. The largest three suppliers, IBM, Compaq (including Digital Equipment Corporation) and Intel Corporation, supplied 25%, 20% and 19%, respectively, of the Company's sales volume. The loss of any one of the top three suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company.

         INVENTORY - The Company believes that it must maintain certain levels of inventory in order to ensure that the lead times to its customers remain competitive. However, to minimize its inventory exposure, the Company has arrangements with certain of its suppliers for "just in time" product delivery. The majority of the products sold by the Company are purchased pursuant to distributor agreements which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. The Company believes it has good relationships with its suppliers.

         CUSTOMERS - The Company serves over 24,000 customers in many major markets of North America. Both of the Company's segments have a varied customer base which includes original equipment manufacturers (which constitute the core customer base of the Industrial Electronics segment), value-added resellers, research laboratories, government agencies and commercial end-users, including manufacturing companies and service and other non-manufacturing organizations. No single customer accounted for more than ten percent of the Company's total sales or the sales of either segment during the fiscal year 1999.

         BACKLOG - The Company historically has not had a significant backlog of orders, although some shipments may be scheduled for delivery over an extended period of time. There was not a significant backlog during the last fiscal year.

         COMPETITION - The sale and distribution of industrial electronic and computer systems products are highly competitive, primarily with respect to price and product availability, but also with respect to service, variety and availability of products carried, number of locations and promptness of service. Many of the distributors with which the Company competes are regional or local distributors. However, several of the Company's strongest competitors have national and international distribution businesses. The Company also experiences competition from manufacturers, including some of the Company's suppliers, who may sell directly to the industrial and end-user account base.

         EMPLOYEES - As of March 31, 1999, the Company had 2,440 employees. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

         (d) The Company distributes its products principally in the United States and Canada. Export sales are not a significant portion of the Company's sales.

ITEM 2. PROPERTIES

         The Company owns the 87,000 square foot facility, located in Cleveland, Ohio, that houses its corporate headquarters and the 106,000 square foot facility, located in Twinsburg, Ohio, that houses its corporate distribution center. Commencing in fiscal 2000, the Company intends to relocate certain of its corporate offices to a 60,000 square foot facility located in Mayfield Heights, Ohio, as to which the Company entered into an 11 year lease in April 1999. The Company's operations occupy a total of approximately 1,601,000 square feet, with the majority, approximately 1,481,000 square feet, devoted to product distribution facilities. Of the approximately 1,601,000 square feet occupied, 253,000 square feet are owned and 1,348,000 square feet are occupied under operating leases. The Company's facilities of 100,000 square feet or larger, as of March 31, 1999, are set forth in the table below.

                                    TYPE OF              APPROXIMATE            LEASED OR               SEGMENT
LOCATION                            FACILITY           SQUARE FOOTAGE             OWNED             USING FACILITY
--------                            --------           --------------             -----             --------------
Gaithersburg, Maryland             Distribution          102,600                  Leased        Industrial Electronics
                                                                                                 and Computer Systems

Solon, Ohio                        Distribution          174,000                  Leased        Industrial Electronics
                                                                                                 and Computer Systems

Solon, Ohio                        Distribution          224,600                  Leased        Industrial Electronics
                                                                                                 and Computer Systems

Solon, Ohio                        Distribution          108,700                  Leased        Industrial Electronics
                                                                                                 and Computer Systems

Solon, Ohio                        Distribution          102,500                  Leased        Industrial Electronics
                                                                                                 and Computer Systems

Twinsburg, Ohio                    Distribution          106,000                  Owned         Industrial Electronics

         The Company's major leases contain renewal options for periods of up to ten years. For information concerning the Company's rental obligations, see Note 4 (Leases) of Notes to Financial Statements of the Company. The Company believes that its distribution and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 31, 1999, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 1999.

         EXECUTIVE OFFICERS OF THE COMPANY (1)

         The name, age and positions of each executive officer of the Company as of June 1, 1999 are as follows:

                 NAME                       AGE                     POSITION
                 ----                       ---                     --------
         James L. Bayman                    62     Chairman of the Board of the Company since
                                                   April 1, 1996 and Chief Executive Officer of
                                                   the Company since April 3, 1995. President
                                                   of the Company from June, 1984 to April 29,
                                                   1997. Chief Operating Officer of the Company
                                                   from June, 1984 to April 3, 1995.



         Arthur Rhein                       53     President and Chief Operating Officer of the
                                                   Company since April 29, 1997; Senior Vice
                                                   President of the Company from 1993 to April
                                                   29, 1997 and Vice President - Marketing of
                                                   the Company from 1986 to 1993.




         Gregory T. Geswein                44      Senior Vice President and Chief Financial
                                                   Officer of the Company since April 27, 1999.
                                                   Prior thereto, Vice President and Controller
                                                   of Mead Corporation from February 1997 to
                                                   March 1999; Controller of Mead Corporation
                                                   from April 1995 to February 1997; and
                                                   Treasurer of Mead Corporation from October
                                                   1993 to April 1995.



         John V. Goodger                   63      Vice President, Treasurer and Assistant
                                                   Secretary of the Company since 1990. Prior
                                                   thereto, Vice President, Treasurer and
                                                   Assistant Secretary of Ferro Corporation
                                                   from 1987 to 1990 and Vice President and
                                                   Treasurer of Ferro Corporation from 1984 to
                                                   1990.


         William A. Papenbrock             60      Secretary of the Company since 1986. Partner
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

         There is no relationship by blood, marriage or adoption among the above-listed officers. Messrs. Bayman, Rhein, Geswein and Goodger hold office until terminated as set forth in their employment agreements. Mr. Papenbrock holds office until his successor is elected by the Board of Directors.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares, without par value, are traded on the Nasdaq National Market. Common Share prices are quoted daily under the symbol "PIOS." The high and low sales prices for the Common Shares, the cash dividends paid on the Common Shares and additional information for each quarter of the two most recent fiscal years required by this Item are set forth at page 36 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

         Cash dividends are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The Company maintains a Dividend Reinvestment Plan whereby cash dividends and a maximum of an additional $5,000 per month may be invested in the Company's Common Shares at no commission cost.

         On April 27, 1999, the Company adopted a Common Share Purchase Rights Plan. For further information about the Common Share Purchase Rights Plan, see
Note 8 (Shareholders' Equity) of Notes to Financial Statements of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth at page 37 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1999 Compared with Fiscal 1998

Consolidated Sales

         Fiscal 1999 was the 13th consecutive year of record sales and the 27th year in the 28 years the Company has been public in which sales increased. Net sales for the year ended March 31, 1999, of $2,259.1 million increased 34 percent over sales of the prior year of $1,685.3 million. The increase was primarily attributable to higher net sales volume of computer products resulting from the acquisition of Dickens Data Systems, Inc. ("Dickens") on March 31, 1998. Including sales of Dickens with the prior year on a pro forma basis, fiscal 1999 sales increased 10 percent compared with fiscal 1998.

Segment Sales

         The Company's business is classified into two operating segments:
Computer Systems products include mid-range computer systems and high-end platforms, storage subsystems, software, servers, personal computers, display terminals and networking products. Computer systems accounted for 50 percent of the Company's sales in fiscal 1999 compared with 40 percent a year ago. Sales of computer systems increased 68 percent in fiscal 1999, primarily due to added sales resulting from the Dickens acquisition discussed above. Including sales of Dickens with the prior year on a pro forma basis, computer systems sales increased 9 percent in fiscal 1999.

         Industrial Electronics products comprise semiconductors, and interconnect, passive and electromechanical products. Semiconductors are the building blocks of computer chips and include microprocessors, memory devices, programmable logic devices, and analog and digital integrated circuits. Interconnect, passive and electromechanical products are devices that move or use an electrical signal and include capacitors, connectors, resistors, potentiometers, switches and power conditioning equipment.

         Industrial electronics accounted for 50 percent of sales in fiscal 1999 compared with 60 percent a year ago. The increase in industrial electronics sales of 12 percent in fiscal 1999 is primarily attributable to the increased sales of the high-volume, low-margin semiconductor products.

Gross Margins

         The gross margin for the consolidated operations decreased to 15.6 percent for fiscal 1999 from 17.7 percent in the prior year. Both operating segments experienced declines as described below.

         The gross margin for computer systems declined to 16.4 percent of sales in fiscal 1999 from 18.7 percent a year ago. The decrease is primarily attributable to the Dickens sales earning a lower gross margin compared with the other computer systems sales.

         The gross margin for industrial electronics declined to 14.8 percent in fiscal 1999 from 17.1 percent a year ago. The decrease is attributable primarily to the increase in sales of high-volume, low-margin products and to the industry's excess semiconductor supply versus demand conditions adversely impacting average selling prices.

         Management expects gross margin pressure to continue in the next fiscal year.

Operating Efficiencies

         Warehouse, selling and administrative expenses for consolidated operations were 11.8 percent of sales in fiscal 1999, down from 13.4 percent of sales in the prior year. During 1999, gains resulted from improvements by leveraging expenses on higher sales volume, coupled with the effects of cost controls.

         Efficiencies were realized through improved employee productivity and inventory turnover. Sales per employee increased to $879,000 from $766,000 in 1998. Sales per employee have reflected an annual average efficiency gain of approximately 9 percent over the past five years. Accounts receivable remained at 44 days in 1999. Inventory turnover of 5.5 times increased from 4.4 times in the prior year.

         The resulting consolidated operating profit of $84.9 million was up 16 percent from $73.0 million in 1998. Consolidated operating profit was 3.8 percent of sales in 1999 compared with 4.3 percent of sales in 1998, reflecting the gross margin erosion in fiscal 1999 discussed above.

         The operating profit margin percent of computer systems decreased from
5.4 percent of sales in fiscal 1998 to 4.4 percent of sales in fiscal 1999 primarily due to the integration of Dickens.

         The operating profit margin percent of industrial electronics declined to 3.1 percent of sales from 3.6 percent of sales in fiscal 1998 primarily because of the gross margin erosion from excess capacity in the semiconductor industry referred to above.

Interest Expense

         Interest expense was $24.3 million in fiscal 1999 compared with $20.7 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditures needed to support the ongoing growth needs of the business, as well as the effect of the acquisition of Dickens.

Taxes

         The effective tax rate for fiscal 1999 was 39.6 percent compared with
41.4 percent a year ago. The tax rate decrease was primarily due to the utilization of the operating loss carryforward of the Canadian subsidiary.

Net Income

         Primarily as a result of the factors noted above, the Company's net income for fiscal 1999 reached a record high of $30.8 million - an increase of $0.3 million, or 1 percent over fiscal 1998 net income of $30.5 million.

         Diluted earnings per share for fiscal 1999 decreased to $1.03 from $1.14 in the previous year. The average diluted shares outstanding increased to
35.7 million in fiscal 1999 from 26.9 million the prior year primarily due to the issuance of convertible trust preferred securities a year ago.

Fiscal 1998 Compared with Fiscal 1997

Sales

         Fiscal 1998 consolidated net sales of $1,685.3 million increased 12 percent over sales of the prior year of $1,508.7 million. The increase was attributable to higher sales volume of computer systems.

         Computer systems sales increased 43 percent in fiscal 1998, reflecting strong demand for computer systems products. This segment accounted for 40 percent of sales in fiscal 1998 compared with 31 percent in the prior year.

         Industrial electronics net sales decreased 2 percent in fiscal 1998 reflecting a steady demand for interconnect, passive and electromechanical products, which was offset by a weaker sales comparison experienced by the Company's semiconductor lines. The slower pace of the Company's semiconductor sales was reflective of the industry's excess of supply versus demand for that product category.

Gross Margins

         The fiscal 1998 consolidated gross margin of 17.7 percent increased from 17.2 percent in the prior year.

         Computer systems gross margin percent decreased to 18.7 percent from
19.1 percent and industrial electronics gross margin increased to 17.1 percent from 16.3 percent the prior year. The gross margin percent changes for both segments are primarily attributable to sales mix changes.

Operating Efficiencies

         Warehouse, selling and administrative consolidated expenses were 13.4 percent of sales in fiscal 1998 and 1997. During 1998, gains resulting from improvements from leveraging expenses on higher sales volume, coupled with the effects of implementation of cost controls, were offset both by added sales personnel for administration of the Company's new and expanding lines and by an acceleration of expenses associated with the Company's multi-year computer platform project.

         Efficiencies were realized through improved employee productivity and receivable collections. Sales per employee increased to $766,000 from $739,000 in 1997. Sales per employee have reflected an annual average efficiency gain of approximately 11 percent over the past five years. Receivable collections were reduced to 44 days in 1998 from 47 days in the previous year. However, inventory turnover of 4.4 times declined from 5.2 times in 1997, reflecting a combination of increased stocking levels for recent product line additions as well as for certain of the Company's existing product lines, for improved customer satisfaction.

         The resulting consolidated operating profit of $73.0 million was up 27 percent from $57.4 million in 1997. Consolidated operating profit was 4.3 percent of sales in 1998 compared with 3.8 percent of sales in 1997, reflecting the increased gross margin percent gain for both operating segments in fiscal 1998, discussed above. Computer systems operating profit percent of sales increased to 5.4 percent from 4.9 percent and industrial electronics gross margin increased to 3.6 percent from 3.3 percent the prior year.

Interest Expense

         Interest expense was $20.7 million in fiscal 1998 compared with $17.1 million in fiscal 1997. The increased interest expense is attributable to additional debt to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business.

Taxes

         The effective tax rate was 41.4 percent for fiscal 1998 compared with
42.3 percent in fiscal 1997. The downward trend is reflective primarily of the reduction of various local and state taxes relative to the Company's operations.

Net Income

         Primarily as a result of the factors noted above, the Company's net income for fiscal 1998 of $30.5 million increased $7.2 million, or 31 percent over 1997 net income of $23.3 million.

         Diluted earnings per share for fiscal 1998 increased to $1.14 from $1.00 in the previous year.

Risk Control

         Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company's risk management program. Financial instruments in the form of forward exchange contracts are employed as one of the methods to reduce such risk.

         The Company has entered into several interest rate swap agreements for purposes of serving as a hedge of the Company's variable rate credit agreement borrowings. The effect of the swaps is to establish fixed rates on the variable rate debt and to reduce exposure to interest rate fluctuations. At March 31, 1999, the Company had interest rate swaps with a notional amount of $70 million. Pursuant to these agreements, Pioneer pays interest at a weighted average fixed rate of 5.47 percent. The weighted average LIBOR rates applicable to these agreements were 5.36 percent at March 31, 1999.

         The Company extends credit based on customers' financial conditions, and generally, collateral is not required. Credit losses are provided for in the financial statements when collections are in doubt.

         Inflation has had a nominal effect on the Company's operations.

Accounting Changes

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the Statement in fiscal year 2002. Adoption of the new Standard is not expected to have a material impact on the results of operations or financial position of the Company.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Startup Activities," which requires that the cost of startup activities, including organization costs, be expensed as incurred. Adoption of the new Standard is not expected to have a material impact on the results of operations or financial position of the Company and is required for the Company's fiscal year ending March 31, 2000.

Acquisitions

         On March 31, 1998, the Company acquired 100 percent of the outstanding capital stock of Dickens Data Systems, Inc. for $121.0 million in cash. Dickens Data Systems, Inc. was one of IBM's largest distributors of mid-range computer systems, and had total sales approximating $367.1 million for the fiscal year ended March 31, 1998. Management believes the acquisition will expand the Company's customer base and product offerings and enhance the Company's ability to take advantage of growth opportunities in the mid-range computer systems market. The acquisition was funded with borrowings under the Company's revolving credit facility. The excess of the purchase price over the fair value of the net assets acquired approximated $119.1 million, and is being amortized over 40 years.

         In November 1997, the Company purchased an initial minority equity interest in World Peace Industrial Co., Ltd. ("WPI") of Taiwan. Subsequent to year-end, in April 1999, the Company added to its investment in WPI. Management believes this investment will provide the Company with access to an extensive distribution network in the Asia-Pacific region. Headquartered in Taipei, WPI has offices in countries throughout the region, including Singapore, South Korea, Thailand, Malaysia, mainland China and Hong Kong. This minority interest investment is recorded on the cost basis and is included in other assets.

         In April 1998, the Company purchased an initial minority equity interest in Eurodis Electron PLC ("Eurodis"), a pan-European distributor of electronic components. Subsequent to year-end, in May 1999, the Company added to its investment in Eurodis. This investment furthers the Company's growth strategy by offering it access to what management believes is a very broad industrial electronic components market, as well as one of the world's largest telecommunications markets. Headquartered near London, Eurodis employs 1,100 people in 13 countries and has operating centers in the United Kingdom, Austria, the Netherlands, Belgium, France, Germany, Italy, Switzerland and Eastern Europe.

Liquidity and Capital Resources

         Current assets including cash and cash equivalents decreased $23.4 million and current liabilities decreased $38.3 million for the year ended March 31, 1999, resulting in an increase of $14.9 million of working capital. Despite increased sales in the fourth quarter of fiscal 1999 over the same quarter a year ago, improved inventory turnover for the current year quarter of 5.5 times compared with 4.4 times a year ago resulted in reduced current asset needs. The decrease in current liabilities is primarily attributable to reduced inventory funding requirements and to timing differences in payments. The current ratio was 3.4:1 at March 31, 1999, and 2.9:1 at year-end March 31, 1998.

         In April 1998, the Company issued an additional $18.7 million of preferred securities upon exercise of an overallotment option in connection with issuance of convertible trust preferred securities by the Company in March 1998 of $125 million.

         The Company's revolving credit facility has a total capacity of $260.0 million, substantially all of which may be borrowed as of March 31, 1999, in accordance with availability requirements which are subject to meeting certain minimum ratios. As of March 31, 1999, $160.0 million was borrowed under the facility. A year ago, such borrowings aggregated $180.0 million.

         Capital expenditures were $22.2 million in fiscal 1999 compared with $44.3 million in fiscal 1998. This spending reflects ongoing initiatives designed to improve efficiencies through computer enhancement of operating processes as well as expanded facilities. Management estimates that capital expenditures will be in the range of $35.0 million in fiscal 2000.

         During fiscal 1999, total interest-bearing debt decreased by $23.0 million. The decrease in debt is primarily attributable to improved inventory turnover in fiscal 1999 and application of proceeds of the April 1998 sale of preferred securities. The ratio of interest-bearing debt to capitalization (including convertible trust preferred securities as equity) was 43 percent at March 31, 1999 compared with 48 percent a year ago.

         The Company believes that cash generated from operations and amounts available under its credit facility are sufficient to fund its working capital and capital expenditure requirements.

Information Technology Systems

         The Company capitalized approximately $34.2 million over the past two years in connection with the acquisition and installation of an upgraded information technology system. Amounts representing approximately $11.5 million of these expenditures were operational in fiscal 1999 and $8.5 million are planned to become operational in fiscal 2000. The balance of $14.2 million represents work-in-process components which are not yet operational. The Company is evaluating these components and presently has no reason to believe that they will not become operational. In addition, management believes there would be no material adverse effect on the financial condition or results of operations of the Company should such components require further modification or replacement. It is contemplated that plans for completing the balance of the information technology (IT) system installation will be finalized in fiscal 2000.

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

         The scope of the Year 2000 readiness effort includes the Company's internal IT systems, such as hardware and software; non-IT systems with date-sensitive characteristics; and the status of key third parties, including suppliers, service providers and customers.

         The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by July 1999. The Company continues with analyzing the readiness of non-IT systems and anticipates that remediation and testing of any non-compliant systems will be completed by October 1999. The

Company also is taking steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by October 1999.

         Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the task force continues with developing contingency plans should the programs not be completed when anticipated or should the third parties not be ready on a timely basis. Although the Company anticipates the adoption of contingency plans including the use of manual systems, use of alternative systems or other means to prevent the more important IT systems from failure should serve to mitigate potential losses arising from Year 2000 disruptions in connection with the Company's IT system, there can be no assurances that disruptions will not have a material adverse effect on the Company.

         Despite the Company's efforts of canvassing its more critical third-party suppliers for compliance with Year 2000 issues and identifying alternate sources, it is more difficult to anticipate the effect of the actions of such third parties on the financial status of the Company. The Company has not become aware of any third party non-compliance not in the process of remediation that might result in a major disruption.

         Costs of the initiative to date approximate $2.1 million. It is anticipated that an additional $1.0 million will be incurred to complete the program. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs of the initiative are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at the time.

         At the present time, the Company believes that the greatest threat posed to it by the Year 2000 problem is potential litigation arising out of any failure of products sold or services performed by the Company due to Year 2000 non-compliance, however the Company is not currently aware of any threatened litigation. Based on currently available information, the Company is unable to quantify losses, if any, it may incur as a result of any Year 2000 non-compliant products or services sold by it, and cannot provide any assurance that such losses may not be material. The Company believes that its exposure to liability resulting from the malfunction of Year 2000 non-compliant products is mitigated in substantial part by certain manufacturers' warranties that are passed through to the customer. Regardless of whether the Company is ultimately held liable for any customer's losses, the costs of defending customer lawsuits could have a material adverse effect on the Company's business, results of operations and financial condition, depending on the number and nature of such actions. Due to the uncertain number and nature of such lawsuits, the Company is unable to estimate its potential litigation expenses resulting from any Year 2000 non-compliance of products or services sold by it.

         Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy all problems that are discovered. Furthermore, there can be no assurance that the Company's third-party relationships will not be adversely affected by Year 2000 issues.

         While the Company does not anticipate that costs of Year 2000 disruptions will have a material adverse effect, Year 2000 disruptions, arising either from within the Company or through third-party relationships, could have a material adverse effect on the Company's business, operating results and financial condition.

Subsequent Event

         On May 13, 1999, ProGen Technologies, Inc., one of the Company's major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the state of California. ProGen subsequently filed a motion, which was granted on June 18, 1999, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of its initial filing, ProGen owed the Company approximately $9.3 million for the shipment of microprocessors ($5.7 million at March 31, 1999). The Company intends to pursue its rights in the bankruptcy proceedings, and, at this time, management anticipates any effects resulting from this matter will not result in a material adverse effect on the consolidated financial condition or results of operations of the Company.

Forward-Looking Information

         Portions of this report contain current management expectations which may constitute forward-looking information. The Company's performance may differ materially from that contemplated by such statements as a result of certain risk factors, including but not limited to those set forth below.

Competition

         The Company is a distributor in the industrial electronics and computer systems industry, which has been highly competitive in recent years. The Company faces intense competition in two major respects: in obtaining sources of supply for the products distributed, and in developing relationships with customers. In the case of semiconductor and computer systems products, the Company competes for customers with other distributors as well as with some of its suppliers. Some of the Company's competitors are larger and more established and have greater financial and other resources, which may enable them to compete more effectively. Also, it is possible that an increasing number of suppliers may decide to distribute their products directly to the customer, which will heighten competitive pressures further. Due to continuing competitive pressures, the Company's gross margins have declined in recent years, and the Company expects a continued downward pressure on gross margins in the foreseeable future.

Softening in the Computer Network and Platform Market

         The Company distributes many products that are used in the manufacture or configuration of mid-range computer systems and high-end platforms. The technology used in these products has changed rapidly over the last several years, resulting in short life cycles for these products. Because the Company's customers have been forced to replace systems that have become technologically obsolete in a relatively short period of time, the Company has experienced substantial demand for these products that has contributed significantly to its revenue growth. A slowdown in this market could have a substantial negative effect on the Company's revenues and results of operations.

Fluctuations in Semiconductor Supply and Demand

         The semiconductor market historically has experienced fluctuations in product supply and demand associated with technology changes and supply capability occurring from time to time. At times when product supply has been high relative to demand, prices for those products have declined. The Company has attempted to minimize the effect of these price fluctuations in its distribution arrangements. The Company's gross margins may nevertheless be negatively affected if an excess supply of semiconductors causes a general decline in prices for those products. If there is a shortage of semiconductor supply, the Company's results of operations will depend on how much product it is able to obtain from suppliers to sell and how quickly the Company receives shipments of those products. There can be no assurance that supply and demand fluctuations in the semiconductor market will not have a material adverse effect on the Company's results of operations and business.

Risks Related to Rapidly Changing Technology

          The Company's results of operations will depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the market for industrial electronics and computer systems products. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards; identifying, obtaining and successfully marketing new products as they emerge; and minimizing the risk of loss due to inventory obsolescence. Some of the Company's competitors may be able to market products that have perceived advantages over the products distributed by the Company or that render the products distributed by the Company obsolete or more difficult to market. Although the Company attempts to minimize the effects of inventory obsolescence in its distribution arrangements, the Company may have high inventories of unsold product if a new technology renders a product distributed by the Company less desirable or obsolete. In addition, customers may be less willing, for financial or other reasons, to purchase the new products necessary to use new technologies.

Dependence on Key Suppliers

         During fiscal 1999 the Company's three largest suppliers accounted for 64 percent of total sales, with IBM, Compaq (including Digital Equipment Corporation) and Intel Corporation supplying 25 percent, 20 percent and 19 percent, respectively, of the Company's sales volume.

Although the Company believes that its relationships with suppliers are good, there can be no assurance that the Company's suppliers will continue to supply products to the Company on terms acceptable to the Company. The loss of any of the Company's three top suppliers or a combination of other suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

Industry Consolidation

         The industrial electronics and computer systems products distribution industry has become increasingly concentrated in recent years as companies have combined or formed strategic alliances. If this trend continues, new business combinations or strategic alliances may have a competitive advantage if their potentially greater financial, technical, marketing or other resources allow them to negotiate relationships with suppliers that are more favorable than the Company's relationships with its suppliers. If such relationships develop, these new business combinations or strategic alliances may be able to offer lower prices that could precipitate an industry-wide decline in prices. This decline would have a negative impact on the Company's gross margins, and could cause a decline in the Company's revenues and loss of market share.

Risks Related to Growth through Acquisitions

         The Company constantly reviews acquisition prospects that would complement its existing business, augment its market coverage or provide opportunities to expand into new markets. The Company's continued growth depends in part on its ability to find suitable acquisition candidates and to consummate strategic acquisitions. If the consolidation trend in the industry continues, the cost of completing acquisitions could increase significantly. To fund rising acquisition costs, the Company may issue equity securities, which could dilute the holdings of existing equity holders, or incur debt, which could reduce the fixed charge ratio and result in overleveraging. These actions, and the amortization of expenses related to goodwill and other intangible assets, could have a material adverse effect on the Company's financial condition and results of operations or the price of the Company's Common Shares. Furthermore, acquiring businesses always entails risk and uncertainties. The Company's may not be able to integrate the operations of the acquired businesses successfully, and the failure to do so could have a material adverse impact on the Company's business and results of operations.

Leverage

         At March 31, 1999, the Company's borrowings under a $260 million revolving credit facility with National City Bank, Cleveland, Ohio, as agent for itself and a syndicate of other lenders, totaled $160 million. In addition, the Company issued $150 million principal amount of 8 1/2 percent Senior Notes due 2006 in August 1996. In March and April 1998, the Company's wholly owned subsidiary, the Pioneer-Standard Financial Trust, issued a total of $143.7 million of 6 3/4 percent mandatorily redeemable convertible preferred securities, which is an equity-related security. The sole assets of the Pioneer-Standard Financial Trust are $148.2 million aggregate principal amount of 6 3/4 percent Series A Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the trust's obligations under the trust preferred securities. As a consequence of the

Company's obligations, a substantial portion of its cash flow from operations must be dedicated to servicing these obligations and will not be available for other purposes. Furthermore, the Company's obligations may limit its ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, and its flexibility to react to changes in the industry and changing business and economic conditions. The Company's ability to satisfy its existing obligations will depend upon its future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors described in this prospectus, many of which are beyond its control. The Company currently anticipates that funds from current operations, available credit facilities and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations as they become due. If the Company experiences difficulty in servicing its obligations, the Company may have to reduce or delay capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.


Uneven Pattern of Quarterly Sales

         In the Company's recent experience, a disproportionate percentage of quarterly sales have occurred in the last week or last day of the fiscal quarter. This uneven sales pattern makes the prediction of revenues, earnings and working capital for each financial period especially difficult, and increases the risk of unanticipated variations in quarterly results and financial condition. The Company believes that this pattern of sales has developed as a result of several factors. One such factor is the recent tendency of customers to delay purchases until the end of a quarter in the hope of receiving more favorable pricing. Another factor is that customers may not be able to determine until close to the end of their fiscal year whether there are available funds in their capital budgets for the purchase of industrial electronics and computer systems products. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that, for the foreseeable future, the majority of its sales will continue to occur in the final days of the quarter.

Year 2000

         See the discussion above under the caption "Year 2000 Readiness Disclosure."

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings volatility associated with these fluctuations. The Company does not enter into any derivative transactions for speculative purposes.

         The Company's primary interest rate risk exposure results from the revolving credit facility's various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 200 basis points (2%) from March 31, 1999 rates, and assuming no changes in debt from the March 31, 1999 levels, the additional annual expense would be approximately $1.8 million on a pre-tax basis.

         The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currency being the Canadian dollar. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. At March 31, 1999, one forward exchange contract existed with a maturity of thirty days.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth at pages 23 through 36 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders to be held on July 27, 1999 (the "1999 Proxy Statement") is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's 1999 Proxy Statement under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's 1999 Proxy Statement under the caption "Share Ownership," which information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

             (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the Company's 1999 Annual Report to Shareholders on pages 23 through 35, are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

              Consolidated Balance Sheets as of March 31, 1999 and 1998 For the years ended March 31, 1999, 1998 and
              1997:
                       Consolidated Statements of Income
                       Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
              Report of Independent Auditors

             Quarterly financial data, included in the Company's 1999 Annual Report to Shareholders at page 36, are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             (2) FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's 1999 Annual Report to Shareholders:

                Report of Independent Auditors

                Schedule II -- Valuation and Qualifying Accounts
                               for the years ended March 31, 1999, 1998 and 1997

             All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

             (3)      EXHIBITS

             See the Index to Exhibits at page E-1 of this Form 10-K.

         (b)      REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Annual Report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, June 29, 1999.


                                  PIONEER-STANDARD ELECTRONICS, INC.


                                  By   /S/ John V. Goodger
                                    -----------------------------------------
                                      John V. Goodger
                                      Vice President, Treasurer and Assistant
                                        Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

    SIGNATURE                             TITLE                              DATE
    ---------                             -----                              ----
/s/  James L. Bayman             Chairman, Chief Executive               June 29, 1999
---------------------------      Officer and  Director (Principal
James L. Bayman                  Executive Officer)

/s/ Arthur Rhein                 President, Chief Operating              June 29, 1999
--------------------------       Officer and Director
Arthur Rhein

/s/ Gregory T. Geswein           Senior Vice President and Chief         June 29, 1999
-------------------------        Financial Officer (Principal
Gregory T. Geswein               Financial Officer)

/s/ John V. Googer               Vice President, Treasurer and           June 29, 1999
-------------------------        Assistant Secretary (Principal
John V. Googer                   Accounting Officer)

/s/ Charles F. Christ            Director                                June 29, 1999
-------------------------
Charles F. Christ

/s/ Victor Gelb                  Director                                June 29, 1999
-------------------------
Victor Gelb

/s/ Gordon E. Heffern            Director                                June 29, 1999
-------------------------
Gordon E. Heffern

/s/ Keith M. Kolerus             Director                                June 29, 1999
-------------------------
Keith M. Kolerus

    SIGNATURE                             TITLE                              DATE
    ---------                             -----                              ----
/s/ Edwin Z. Singer                       Director                          June 29, 1999
---------------------------
Edwin Z. Singer

/s/ Thomas C. Sullivan                    Director                          June 29, 1999
---------------------------
Thomas C. Sullivan

/s/ Karl E. Ware                          Director                          June 29, 1999
---------------------------
Karl E. Ware

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and the Board of Directors
Pioneer-Standard Electronics, Inc.



We have audited the consolidated financial statements of Pioneer-Standard Electronics, Inc. as of March 31, 1999 an 1998, and for each of the three years in the period ended March 31, 1999 and have issued our report thereon dated May 5, 1999, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the consolidated financial statement schedule of Pioneer-Standard Electronics, Inc. as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, listed in item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility if to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Ernst & Young LLP




Cleveland, Ohio
May 5, 1999

                       PIONEER-STANDARD ELECTRONICS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                                  DEDUCTIONS
                                              BALANCE AT         CHARGED TO       (NET WRITE-
                                              BEGINNING OF       COST AND         OFFS)              BALANCE AT THE
                                              PERIOD             EXPENSES         NET RECOVERIES     END OF PERIOD
         1999

Allowance for doubtful accounts                $7,798,000       $(1,277,000)       $  (486,000)        $6,035,000

Inventory valuation reserve                    $5,661,000       $ 3,157,000        $(3,421,000)        $5,397,000

         1998

Allowance for doubtful accounts                $7,541,000       $  (803,000)       $ 1,060,000         $7,798,000

Inventory valuation reserve                    $6,659,000       $ 2,031,000        $(3,029,000)        $5,661,000

         1997

Allowance for doubtful accounts                $6,982,000       $   193,000        $   366,000         $7,541,000

Inventory valuation reserve                    $8,777,000       $   987,000        $(3,105,000)        $6,659,000

                       Pioneer-Standard Electronics, Inc.
                                  Exhibit Index


          Exhibit No.                           Description
          -----------                           -----------

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

              4(a) Rights Agreement, dated as of April 27, 1999, by and between the Company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A ( (File No. 0-5734).

              (b)                 (Reserved.)

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

              (g) Amendment No. 4 to Note Purchase Agreement, dated as of March 23, 1998 by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734)..

              (h) Amendment No. 5 to Note Purchase Agreement, dated as of March 23, 1998 by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (i) Amendment No. 6 to Note Purchase Agreement, dated as of March 31, 1998 by and between the Company and Teachers Insurance and Annuity Association of America, which is incorporated herein by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

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

              (l) Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

          Exhibit No.                           Description
          -----------                           -----------

              (m) Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (n) Junior Subordinated Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (o) First Supplemental Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (p) Form of 6 3/4% Convertible Preferred Securities (Included in Exhibit 4(m), which is incorporated herein by reference to Exhibit 4(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (q) Form of Series A 6 3/4% Junior Convertible Subordinated Debentures (Included in Exhibit 4(o)), which is incorporated herein by reference to Exhibit 4(q) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No.
                                  0-5734).

              (r) Guarantee Agreement, dated March 23, 1998, between the Company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

          Exhibit No.                           Description
          -----------                           -----------

              (s) Agreement and Plan of Merger, dated as of January 15, 1998, by and among Dickens Data Systems, Inc., the Selling Shareholders named therein, Pioneer-Standard Electronics, Inc. and Pioneer-Standard of Georgia, Inc., which is incorporated herein by reference to
                                  Exhibit 2.1 to the Company's Current Report on Form 8-K for February 27, 1998 (File No. 0-5734). (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)


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

              (d)                 (Reserved.)

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

          Exhibit No.                           Description
          -----------                           -----------

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

               (i) Credit Agreement, dated as of March 27, 1998, among Pioneer-Standard Electronics, Inc., National City Bank, the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (j) First Amendment to Credit Agreement, dated as of May 1, 1998, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to
                                    Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

              (k) Second Amendment to Credit Agreement, dated as of March 31, 1999, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent.

               13 Portions of the Company's 1999 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

               21                   Subsidiaries of the Registrant.

               23                   Consent of Ernst & Young LLP, Independent
                                    Auditors.

               27                   Financial Data Schedule.

          Exhibit No.                           Description
          -----------                           -----------

             99(a) Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

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