Form 10-Q
period 1999-06-30
PIONEER STANDARD ELECTRONICS INC
filed 1999-08-13
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
           X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                               -------------

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                           34-0907152
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
----------------------------------------              --------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
                                                  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF AUGUST 2, 1999: 27,086,354. (Excludes 4,056,202 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                               June 30, 1999
                                                                (Unaudited)   March 31, 1999
                                                               -------------  ---------------
ASSETS

Current assets
   Cash                                                          $  20,408     $  28,898
   Accounts receivable - net                                       338,106       323,461
   Merchandise inventory                                           334,478       314,362
   Prepaid expenses                                                  1,449         2,475
   Deferred income taxes                                             9,929         8,049
                                                                 ---------     ---------
       Total current assets                                        704,370       677,245

Intangible assets                                                  153,472       154,405
Investments                                                         34,132        13,964
Other assets                                                         8,106         7,898

Property and equipment, at cost                                    167,257       163,602
Accumulated depreciation                                            77,771        72,645
                                                                 ---------     ---------
   Net                                                              89,486        90,957
                                                                 ---------     ---------
                                                                 $ 989,566     $ 944,469
                                                                 =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                              $ 185,694     $ 161,379
   Accrued liabilities                                              38,396        36,415
   Long-term debt due within one year                                3,070         3,104
                                                                 ---------     ---------
       Total current liabilities                                   227,160       200,898

Long-term debt                                                     316,163       313,240
Other long-term liabilities                                         19,219        15,078
Mandatorily redeemable convertible trust preferred securities      143,750       143,750
Shareholders' equity
   Common stock, at stated value                                     9,258         9,258
   Capital in excess of stated value                               119,315        93,324
   Retained earnings                                               208,973       202,056
   Unearned compensation                                           (57,360)      (31,369)
   Accumulated other comprehensive income (loss)                     3,088        (1,766)
                                                                 ---------     ---------
                                                                   283,274       271,503
                                                                 ---------     ---------
                                                                 $ 989,566     $ 944,469
                                                                 =========     =========

See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                               Quarter Ended
                                                                 June 30,
                                                          1999            1998
                                                          ----            ----
Net sales                                             $   575,973    $   544,327

Cost and expenses:
   Cost of goods sold                                     486,699        457,857
   Warehouse, selling and
       administrative expense                              66,954         68,414
                                                      -----------    -----------

Operating profit                                           22,320         18,056

Interest expense                                            6,096          6,754
                                                      -----------    -----------

Income before income taxes                                 16,224         11,302

Provision for income taxes                                  7,056          4,268

Distributions on mandatorily redeemable
  convertible trust preferred securities,
  net of tax                                                1,459          1,455
                                                      -----------    -----------

Net income                                            $     7,709    $     5,579
                                                      ===========    ===========

Weighted  average shares outstanding
       Basic                                           26,354,741     26,348,554
       Diluted                                         35,818,273     35,792,921

Earnings per share:
       Basic                                          $       .29    $       .21
       Diluted                                        $       .26    $       .20

Dividends per share                                   $       .03    $       .03






See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            Three months ended
                                                                  June 30,

                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
      Net income                                          $  7,709     $  5,579
      Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation                                      3,691        3,707
           Amortization                                      2,432        2,283
           Increase in operating working capital            (3,978)     (18,856)
           Increase  in other assets                        (3,052)      (4,412)
           Deferred taxes                                     (398)       1,606
                                                          --------     --------
                 Total adjustments                          (1,305)     (15,672)

           Net cash provided by (used in) operating
             activities                                      6,404      (10,093)

Cash flows from investing activities:
      Additions to property and equipment                   (3,655)      (4,769)
      Investment in affiliates                             (13,029)      (7,433)
                                                          --------     --------
      Net cash used in operating                           (16,684)     (12,202)

Cash flows from financing activities:
      Increase in revolving credit borrowings                3,000        5,000
      Decrease in other long-term
        debt obligations                                      (111)         (51)
      Proceeds from issuance of mandatorily redeemable
        convertible trust preferred securities                  --       18,750
      Dividends paid                                          (791)        (790)
                                                          --------     --------
           Net cash provided by financing activities         2,098       22,909

      Effect of exchange rate changes on cash                 (308)        (127)

      Net (decrease) increase in cash                       (8,490)         487

      Cash at beginning of period                           28,898       31,999
                                                          --------     --------

      Cash at end of period                               $ 20,408     $ 32,486
                                                          ========     ========




See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

2.    COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                           1999          1998
Net income                                                $ 7,709       $ 5,579

Unrealized gain on investments, net of tax                  4,295            --

Foreign currency translation adjustment                       559          (809)
                                                          -------       -------

Comprehensive income                                      $12,563       $ 4,770
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

The computation of basic and diluted earnings per common share for the quarters ended June 30, 1999 and June 30, 1998 is shown below:



                                                                      Quarter ended
                                                                         June 30,

                                                                   1999            1998
                                                                   ----            ----
Basic
     Net income applicable to common shareholders              $ 7,709,000    $ 5,579,000

     Weighted average shares outstanding                        26,354,741     26,348,554

     Basic earnings per share                                  $       .29    $       .21

Diluted
     Net income applicable to common shareholders              $ 7,709,000    $ 5,579,000
     Add back:
       Distributions on mandatorily redeemable
       convertible trust preferred securities, net of tax        1,459,000      1,455,000
                                                               -----------    -----------
       Net income applicable to common shareholders
         after assumed conversion                              $ 9,168,000    $ 7,034,000
                                                               ===========    ===========

     Weighted average shares outstanding                        26,354,741     26,348,554
     Effect of diluted securities:
     Common share equivalents of outstanding  stock options        336,548        375,931
     Common shares issuable upon conversion of mandatorily
      redeemable convertible trust preferred securities          9,126,984      9,068,436
                                                               -----------    -----------
     Diluted weighted average shares outstanding                35,818,273     35,792,921
                                                               ===========    ===========

     Diluted earnings per share                                $       .26    $       .20




4.    BUSINESS SEGMENT INFORMATION

The Company's operations are classified into two reporting segments: Computer Systems and Industrial Electronics. The Company's two reportable business segments are managed separately based on the product and market differences.

Computer Systems products include mid-range computer systems and high-end platforms, personal computers, display terminals and networking products.

Industrial Electronics products include semiconductors, and interconnect, passive and electromechanical products.

The Company measures segment profit or loss based on earnings before interest and income taxes (EBIT). Corporate expenses are allocated to each segment based on headcount, sales and asset utilization.


                                                               Quarter ended
                                                                 June 30,
Business Segment Information
(in thousands)                                              1999        1998

SALES
      Computer Systems                                    $278,113      $274,240
      Industrial Electronics                               297,860       270,087
                                                          --------      --------
           Total Sales                                    $575,973      $544,327

OPERATING INCOME
      Computer Systems                                    $  9,807      $ 10,668
      Industrial Electronics                                12,513         7,388
                                                          --------      --------
           Total Operating Income                         $ 22,320      $ 18,056

RECONCILIATION TO INCOME BEFORE INCOME TAXES
      Interest Expense                                       6,096         6,754
                                                          --------      --------
      Income Before Income Taxes                          $ 16,224      $ 11,302


5.    CONTINGENCIES

The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

In connection with the Year 2000 issue, the Company believes that the greatest threat posed to it by the Year 2000 problem is potential litigation arising out of any failure of products sold or services performed by the Company due to the Year 2000 non-compliance. However, the Company is not currently aware of any threatened litigation. Based on currently available information, the Company is unable to quantify losses, if any, it may incur as a result of any Year 2000 non-compliant products or services sold by it, and cannot provide any assurance that such losses may not be material. The Company believes that its exposure to liability resulting from the malfunction of Year 2000 non-compliant products is mitigated in substantial part by certain manufacturers' warranties that are passed through to the customer. Regardless of whether the Company is ultimately held liable for any customer's losses, the costs of defending customer lawsuits could have a material adverse effect on the Company's business, results of operations and financial condition, depending on the number and nature of such actions. Due to the uncertain number and nature of such potential lawsuits, the Company is unable to estimate its potential litigation expenses resulting from any Year 2000 non-compliance of products or services sold by it.

6.    OTHER EVENT

On May 13, 1999, ProGen Technologies, Inc. one of the Company's major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the state of California. ProGen subsequently filed a motion, which was granted June 18, 1999, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of this filing, ProGen owed the Company approximately $9.3 million. The Company intends to pursue its rights in the bankruptcy proceedings, and, at this time, management anticipates any effects resulting from this matter will not result in a material adverse effect on the consolidated financial condition or results of operations of the Company.

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1998

Net sales for the three-month period ended June 30, 1999 of $576.0 million increased 6% over the prior year three-month period of $544.3 million. The increase in sales was primarily due to higher sales of industrial electronics which were up 10% over the prior year. Computer systems sales increased 1% over the prior year three-month period. Industrial electronics comprised 52% of sales and computer systems were 48% of sales in the first quarter of the current year compared with 50% and 50%, respectively, a year ago.

Cost of goods sold also increased 6% compared with the prior year quarter, resulting in a gross margin of 15.5% in the current quarter compared with 15.9% a year ago.

Warehouse, selling and administrative expenses were $67.0 million compared with $68.4 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 11.6% for the current quarter compared with 12.6% a year ago. The reduced ratio of operating expenses to sales in the current year reflects a combination of the effects of ongoing cost containment programs as well as leveraging costs on higher sales volume.

The operating profit resulting from the activity described above of $22.3 million, or 3.9% of sales in the current period, was up 24% compared with $18.1 million, or 3.3% of sales a year ago. Operating profit of the computer systems segment was 3.5% of sales for the current quarter compared with 3.9% of a year ago. Operating profit of the industrial electronics segment was 4.2% of sales compared with 2.7% a year ago.

Interest expense was $6.1 million in the current quarter compared with $6.8 million a year ago. The decreased interest expense is primarily attributable to the reduction in debt required to fund the reduced average working capital and capital expenditure requirements compared with a year ago.

The effective tax rate for the current year three-month period was 43.5% compared with 37.8% for the same period a year ago. The tax rate increase was primarily due to the unrecognized tax benefit of operating losses of the Canadian subsidiary.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 1999 increased 38% to $7.7 million from $5.6 million earned in the prior year.

FINANCIAL CONDITION

Current assets increased by $27.1 million and current liabilities increased by $26.3 million during the three-month period ended June 30, 1999, resulting in an increase of $.8 million in working capital. The current ratio was 3.1:1 at June 30, 1999 and 3.4:1 at year-end March 31, 1999.

During the first three months of the current year, total interest-bearing debt increased by $2.9 million reflective of the nominal change in working capital noted above. The ratio of interest-bearing debt to capitalization was 43% at June 30, 1999 compared with 43% at March 31, 1999.

The Company's investments in affiliates increased $20.1 million during the first quarter primarily due to cash investments and unrealized gains in the market value of these investments.

Management estimates that capital expenditures for the fiscal year 2000 will approximate $35.0 million. Capital expenditures in the first three months of the current year were $3.7 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

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

On May 13, 1999, ProGen Technologies, Inc., one of the Company's major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the state of California. ProGen subsequently filed a motion, which was granted on June 18, 1999, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of this filing, ProGen owed the Company approximately $9.3 million for the shipment of microprocessors. The Company intends to pursue its rights in the bankruptcy proceedings, and, at this time, management anticipates any effects resulting from this matter will not result in a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by September 30, 1999. The Company continues to analyze the readiness of non-IT systems and anticipates that remediation and testing of any non-compliant systems will be completed by September 1, 1999. The Company also is taking steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by September 1, 1999.

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

Despite the Company's efforts of canvassing its more critical third-party suppliers for compliance with Year 2000 issues and identifying alternate sources, it is more difficult to anticipate the effect of the compliance efforts of such third parties on the financial status of the Company. The Company has not become aware of any third party non-compliance not in the process of remediation that might result in a major disruption.

Costs of the initiative to date approximate $2.4 million. It is anticipated that an additional $ 0.8 million will be incurred to complete the program. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs of the initiative are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at the time.

At the present time, the Company believes that the greatest threat posed to it by the Year 2000 problem is potential litigation arising out of any failure of product sold or services performed by the Company due to Year 2000 non-compliance; however the Company is not currently aware of any threatened litigation. Based on currently available information, the Company is unable to quantify losses, if any, it may incur as a result of any Year 2000 non-compliant products or services sold by it, and cannot provide any assurance that such losses may not be material. The Company believes that its exposure to liability resulting from the malfunction of Year 2000 non-compliant products is mitigated in substantial part by certain manufacturers' warranties that are passed through to the customer. Regardless of whether the Company is ultimately held liable for any customer's losses, the costs of defending customer lawsuits could have a material adverse effect on the Company's business, results of operations or financial condition, depending on the number and nature of such actions. Due to the uncertain number and nature of such lawsuits, the Company is unable to estimate its potential litigation expenses resulting from any Year 2000 non-compliance of products or services sold by it.

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

While the Company does not anticipate that costs of Year 2000 disruptions will have a material adverse effect, Year 2000 disruptions, arising either from within the Company of through third-party relationships, could have a material adverse effect on the Company's operating results or financial condition.

Portions of this report contain current management expectations which may constitute forward-looking information. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market, inventory obsolescence and technology changes, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, uneven patterns of inter-quarter and intra-quarter sales, and management of growth of the business.

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

                The Company's primary interest rate risk exposure results from the revolving credit facility's various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 200 basis points (2%) from June 30, 1999 rates, and assuming no changes in debt from June 30, 1999 levels, the additional annual expense would be approximately $1.9 million on a pre-tax basis.

                The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currency being the Canadian dollar. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. At June 30, 1999, one forward exchange contract existed with a maturity of thirty-one days.


PART II -       OTHER INFORMATION


ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                On April 27, 1999, the Company issued 611,567 Common shares to James L. Bayman, Chairman and Chief Executive Officer, and 112,231 Common Shares to John V. Goodger, Vice President, Treasurer and Assistant Secretary, pursuant to the Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan. The issuance of such Common Shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Plan provides that such Common Shares may not be transferred and will remain forfeitable to the Company by Mr. Bayman and Mr. Goodger until they have completed certain required periods of service with the Company or upon the earlier occurrence of certain events as set forth in the Plan.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS

                Number              Description
                ------              -----------

                  10.1 Amended and Restated Employment Agreement, dated April 27, 1999, between Pioneer-Standard Electronics, Inc. and James L. Bayman

                  10.2 Amended and Restated Employment Agreement, dated April 27, 1999, between Pioneer-Standard Electronics, Inc. and Arthur Rhein

                  10.3 Employment Agreement, dated April 27, 1999, between Pioneer-Standard Electronics, Inc. and Gregory T. Geswein

                  10.4 Amended and Restated Employment Agreement, dated April 27, 1999, between Pioneer-Standard Electronics, Inc. and John V. Goodger

                  10.5 Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors

                  10.6 Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan

                  10.7 Form of Option Agreement between Pioneer Standard Electronics, Inc. and optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PIONEER-STANDARD ELECTRONICS, INC.





Date:       August 13, 1999               /s/  Gregory T. Geswein
       -------------------------          -----------------------------
                                           Gregory T. Geswein
                                           Senior Vice President & CFO



Date:      August 13, 1999                /s/   John V. Goodger
      -------------------------           ------------------------------
                                            John V. Goodger
                                            Vice President & Treasurer