Form 10-Q
period 1999-09-30
PIONEER STANDARD ELECTRONICS INC
filed 1999-11-15
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
           X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1999.

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734

                       Pioneer-Standard Electronics, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                               34-0907152
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 East 131st Street, Cleveland, OH                      44105
----------------------------------------                -----------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (216) 587-3600
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF NOVEMBER 1, 1999: 27,090,291. (Excludes 4,056,202 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PIONEER-STANDARD ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                            September 30, 1999
                                                                              (Unaudited)               March 31, 1999
                                                                              -----------               --------------
ASSETS

Current assets
   Cash                                                                        $  39,105                 $  28,898
   Accounts receivable - net                                                     358,076                   323,461
   Merchandise inventory                                                         358,212                   314,362
   Prepaid expenses                                                                2,837                     2,475
   Deferred income taxes                                                           9,462                     8,049
                                                                             -----------                ----------
       Total current assets                                                      767,692                   677,245

Intangible assets                                                                152,478                   154,405
Investments                                                                       32,345                    13,964
Other assets                                                                       7,908                     7,898

Property and equipment, at cost                                                  173,161                   163,602
Accumulated depreciation                                                         (77,976)                  (72,645)
                                                                             -----------                ----------
   Net                                                                            95,185                    90,957
                                                                             -----------                ----------
                                                                              $1,055,608                $  944,469
                                                                             ===========                ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                            $ 229,985                 $ 161,379
   Accrued liabilities                                                            34,470                    36,415
   Long-term debt due within one year                                              3,071                     3,104
                                                                             -----------                ----------
       Total current liabilities                                                 267,526                   200,898

Long-term debt                                                                   333,158                   313,240
Other long-term liabilities                                                       20,568                    15,078
Mandatorily redeemable convertible trust preferred securities                    143,750                   143,750
Shareholders' equity
   Common stock, at stated value                                                   9,479                     9,258
   Capital in excess of stated value                                             138,851                    93,324
   Retained earnings                                                             218,459                   202,056
   Unearned compensation                                                         (76,467)                  (31,369)
   Accumulated other comprehensive income (loss)                                     284                    (1,766)
                                                                             -----------                ----------
                                                                                 290,606                   271,503
                                                                             -----------                ----------
                                                                             $ 1,055,608                 $ 944,469
                                                                             ===========                ==========

See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)



                                                                    Three Months Ended                 Six Months Ended
                                                                       September 30,                       September 30,

                                                                   1999             1998             1999           1998
                                                                   ----             ----             ----           ----
Net sales                                                         $631,322       $559,501         $1,207,295     $1,103,828

Cost and expenses:
   Cost of goods sold                                              535,104        474,024          1,021,803        931,881
   Warehouse, selling and
       administrative expense                                       71,852         66,364            138,806        134,778
                                                                 ---------       --------         ----------     ----------

Operating profit                                                    24,366         19,113             46,686         37,169

Other (income) expense                                             (1,845)            ---            (1,845)            ---

Interest expense                                                     6,326          6,465             12,422         13,219
                                                                 ---------       --------         ----------     ----------

Income before income taxes                                          19,885         12,648             36,109         23,950

Provision for income taxes                                           8,125          4,845             15,181          9,113

Distributions on mandatorily redeemable
  convertible trust preferred securities, net of  tax                1,462          1,464              2,921          2,919
                                                                 ---------       --------         ----------     ----------

Net income                                                         $10,298        $ 6,339            $18,007        $11,918
                                                                 =========       ========         ==========     ==========


Weighted  average shares outstanding
       Basic                                                    26,360,601     26,348,554         26,357,687     26,348,554
       Diluted                                                  36,207,912     35,705,123         35,988,684     35,701,579

Earnings per share:
                                                                   $ .39         $ .24              $ .68          $ .45
Basic
                                                                   $ .32         $ .22              $ .58          $ .42
Diluted

Dividends per share                                                $ .03         $ .03              $ .06          $ .06


See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                Six months ended
                                                                                    June 30,

                                                                         1999                   1998
                                                                         ----                   ----
Cash flows from operating activities:
      Net income                                                       $ 18,007                  $    11,918
      Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation                                                   7,454                        7,689
           Amortization                                                   4,864                        4,566
           Gain on sale of property and equipment                        (1,845)                         ---
           (Increase) decrease in operating working
             capital                                                     (9,589)                       7,682
           Increase  in other assets                                        (10)                      (2,953)
           Deferred taxes                                                (1,066)                       1,157
                                                                       ---------                 -----------
                 Total adjustments                                         (192)                      18,141
                                                                       ---------                 -----------

           Net cash provided by operating activities                     17,815                       30,059

Cash flows from investing activities:
      Additions to property and equipment                               (15,299)                     (10,637)
      Investment in affiliates                                          (13,029)                      (7,433)
      Proceeds from sale of property and equipment                        2,712                          ---
                                                                       ---------                 -----------
      Net cash used in operating                                        (25,616)                     (18,070)

Cash flows from financing activities:
      Increase in revolving credit borrowings                            20,000                      (30,000)
      Decrease in other long-term debt  obligations                        (115)                        (123)
      Issuance of common shares under company
        stock option plan                                                   102                          ---
      Proceeds from issuance of mandatorily redeemable
        convertible trust preferred securities                              ---                       18,750
      Dividends paid                                                     (1,603)                      (1,580)
                                                                       ---------                 -----------
           Net cash provided  (used in) by
             financing activities                                        18,384                      (12,953)

Effect of exchange rate changes on cash                                    (376)                        (257)
                                                                       ---------                 -----------

Net increase (decrease) in cash                                          10,207                       (1,221)

Cash at beginning of period                                              28,898                       31,999
                                                                       ---------                 -----------

Cash at end of period                                                 $  39,105                     $ 30,778
                                                                      ==========                 ===========


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

2.       COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                             Three months ended                    Six months ended
                                                                September 30,                        September 30,

                                                               1999          1998               1999               1998

Net income                                              $   10,298        $    6,339          $  18,007         $  11,918

Unrealized gain on investments                              (1,787)               --              2,508                --

Foreign currency translation adjustment                     (1,017)            (710)              (458)           (1,519)
                                                       ------------     ------------         ----------       -----------

Comprehensive income                                   $     7,494        $    5,629          $  20,057         $  10,399
                                                       ===========        ==========          =========         =========


3.       EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents of outstanding stock options, restricted stock and assumed conversion of company-obligated mandatorily redeemable convertible trust preferred securities and the elimination of related distributions, net of income taxes.

The computation of basic and diluted earnings per common share for the three and six months ended September 30, 1999 and 1998 are as follows:

                                                                 Three months ended                 Six months ended
                                                                  September 30,                       September 30,


                                                                1999       1998                  1999            1998
Basic
     Net income applicable to common shareholders          $ 10,298,000  $  6,339,000      $ 18,007,000     $ 11,918,000

     Weighted average shares outstanding                     26,360,601    26,348,554        26,357,687       26,348,554

     Basic earnings per share                                      $.39        $  .24            $  .68           $  .45

Diluted
     Net income applicable to common shareholders          $ 10,298,000  $  6,339,000      $ 18,007,000     $ 11,918,000
     Add back:
       Distributions on mandatorily redeemable
         convertible trust preferred securities,
         net of tax                                           1,462,000     1,464,000         2,921,000        2,919,000
                                                          -------------  -------------    --------------   ---------------
       Net income applicable to common
            shareholders after assumed conversion          $ 11,760,000  $  7,803,000      $ 20,928,000    $  14,837,000
                                                           ============  ============      ============    =============

     Weighted average shares outstanding                     26,360,601    26,348,554        26,357,687       26,348,554
     Effect of diluted securities:
     Common share equivalents                                   720,327       229,585           504,013          245,557
     Common shares issuable upon conversion of
         mandatorily redeemable convertible trust
         preferred securities                                 9,126,984     9,126,984         9,126,984        9,103,641
                                                          -------------  ------------     --------------   --------------
     Diluted weighted average shares outstanding             36,207,912    35,705,123        35,988,684       35,701,579
                                                             ==========   ===========     =============    =============

     Diluted earnings per share                                  $  .32        $  .22            $  .58           $  .42


4.       BUSINESS SEGMENT INFORMATION

The Company's operations are classified into two reporting segments: Computer Systems and Industrial Electronics. The Company's two reportable business segments are managed separately based on product and market differences.

Computer Systems products include mid-range computer systems, high-end platforms, personal computers, display terminals and networking products.

Industrial Electronics products include semiconductors and interconnect, passive and electromechanical products.

The Company measures segment profit or loss based on earnings before interest and income taxes (EBIT). Corporate expenses are allocated to each segment based on headcount, sales and asset utilization.

Business Segment Information
(in thousands)


                                                         Three months ended                Six months ended
                                                            September 30,                    September 30,

                                                         1999           1998             1999            1998
SALES
      Computer Systems                              $   293,832      $  267,026       $   571,945     $  541,267
      Industrial Electronics                            337,490         292,475           635,350        562,561
                                                   ------------     -----------      ------------   ------------
           Total Sales                              $   631,322      $  559,501        $1,207,295     $1,103,828
                                                    ===========      ==========        ==========     ==========

OPERATING INCOME
      Computer Systems                             $      9,456     $    10,030       $    18,824    $    20,709
      Industrial Electronics                             14,910           9,083            27,862         16,460
                                                   ------------    -------------     ------------   ------------
           Total Operating Income                   $    24,366     $    19,113       $    46,686    $    37,169
                                                    ===========     ===========       ===========    ===========

RECONCILIATION TO INCOME BEFORE
 INCOME TAXES
      Other income                                 $     (1,845)         ---         $     (1,845)        ---
      Interest expense                                    6,326           6,465            12,422         13,219
                                                   -------------   -------------     -------------  ------------
      Income Before Income Taxes                    $    19,885     $    12,648      $      36,109   $    23,950
                                                    ===========     ===========      =============   ===========



5.   COMPANY-OBLIGATED MANDORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the "Trust") issued a total of $143.7 million of 6 3/4% Mandatorily Redeemable Convertible Trust Preferred Securities (the "Trust Preferred Securities"). The Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6 3/4% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the "Trust Debenture"). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company's obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued and the applicable Trust Document, provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities.

6.       RESTRICTED STOCK

On July 27, 1999, the shareholders of the Company approved the 1999 Restricted Stock Plan which provided for an award of 723,798 shares of the Company's common stock to certain officers. All eligible shares have been issued. Plan participants are entitled to cash dividends and to vote their respective shares. Unvested shares, are restricted as to disposition and subject to forfeiture under certain circumstances.

Unearned compensation was charged for the market value of the restricted shares upon issuance. The unearned compensation is shown as a reduction of shareholders equity in the accompanying consolidated balance sheet and is being amortized over the vesting period.

7.         CONTINGENCIES

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

The Company believes that the greatest threat posed to it by the Year 2000 problem is potential litigation arising out of any failure of products sold or services performed by the Company due to the Year 2000 non-compliance. However, the Company is not currently aware of any threatened litigation. Based on currently available information, the Company is unable to quantify what losses, if any, it may incur as a result of any Year 2000 non-compliant products or services that may have been sold by it, and cannot provide any assurance that such losses may not be material. The Company believes that its exposure to liability resulting from the malfunction of Year 2000 non-compliant products is mitigated in substantial part by certain manufacturers' warranties that are passed through to the customer. Regardless of whether the Company is ultimately held liable for any customer's losses, the costs of defending customer lawsuits could have a material adverse effect on the Company's business, results of operations and financial condition, depending on the number and nature of such actions. Due to the uncertain number and nature of such potential lawsuits, the Company is unable to estimate its potential litigation expenses resulting from any Year 2000 non-compliance of products or services that may have been sold by it.

8.       PROGEN TECHNOLOGIES

On May 13, 1999, ProGen Technologies, Inc. (ProGen), one of the Company's major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the State of California. On June 18, 1999, ProGen made a motion, which was granted, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of the bankruptcy filing, ProGen owed the Company approximately $9.3 million. The bankruptcy court has appointed a Trustee who has proceeded with liquidation of the assets of ProGen. The Company continues to assert its rights in the bankruptcy proceedings. At this time, management believes any effects resulting from this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the three-month period ended September 30, 1999 were $631.3 million, an increase of 13% over net sales in the prior year three-month period of $559.5 million. Both of the Company's segments contributed to the increased sales. Industrial Electronics sales increased 15% over the prior year three-month period and Computer Systems sales increased 10% over the same prior year period. Industrial Electronics comprised 53% of sales and Computer Systems were 47% of sales in the second quarter of the current year compared with 52% and 48%, respectively, a year ago.

Cost of goods sold also increased 13% compared with the prior year quarter, resulting in a gross margin of 15.2% in the current quarter compared with 15.3% a year ago.

Warehouse, selling and administrative expenses were $71.9 million compared with $66.4 million incurred during the prior year three-month period, resulting in a ratio of these expenses to sales of 11.4% for the current quarter compared with 11.9% a year ago. The reduced ratio of operating expenses to sales in the current year reflects a combination of the effects of cost containment as well as leveraging costs on higher sales volume.

Operating profit resulting from the activity described above was $24.4 million, or 3.9% of sales in the current period, up 27% compared with $19.1 million, or 3.4% of sales a year ago. Operating profit of the Computer Systems segment was 3.2% of sales for the current quarter compared with 3.8% a year ago. Operating profit of the Industrial Electronics segment was 4.4% of sales compared with 3.1% a year ago.

Other income of $1.8 million in the current quarter reflects the sale and disposal of assets no longer required in the business.

Interest expense was $6.3 million in the current quarter compared with $6.5 million a year ago.

The effective tax rate for the current year three-month period was 40.9% compared with 38.3% for the same period a year ago. The tax rate increase in the current quarter was primarily due to the unrecognized tax benefit of operating losses of the Canadian subsidiary.

Primarily as a result of the factors above, the Company's net income for the three-month period ending September 30, 1999 was $10.3 million, an increase of
4.0 million, or 63%, from the $6.3 million earned in the prior year.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
THE SIX MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the six-month period ended September 30, 1999 were $1,207.3 million, an increase of 9% over the prior year six-month period of $1,103.8 million. The increase in sales was due to both higher sales of Industrial Electronics which were up 13% over the prior year, and sales of Computer Systems, which were up 6% over the prior year six-month period. Industrial Electronics comprised 53% of sales and Computer Systems were 47% of sales in the first two quarters of the current year compared with 51% and 49%, respectively, a year ago.

Cost of goods sold increased 10% compared with the prior year, resulting in a gross margin of 15.4% in the current period compared with 15.6% a year ago.

Warehouse, selling and administrative expenses were $138.8 million compared with $134.8 million incurred during the prior year six-month period, resulting in a ratio of these expenses to sales of 11.5% for the current period compared with 12.2% a year ago. The reduced ratio of operating expenses to sales in the current year reflects a combination of the effects of cost containment programs as well as leveraging costs on higher sales volume.

Operating profit resulting from the activity described above was $46.7 million, or 3.9% of sales in the current period, up 26% compared with $37.2 million, or 3.4% of sales, a year ago. Operating profit of the Computer Systems segment was 3.3% of sales for the current six-months compared with 3.8% of a year ago. Operating profit of the Industrial Electronics segment was 4.4% of sales compared with 2.9% a year ago.

Other income of $1.8 million included in the six-month results reflects the sale and disposal of assets no longer required in the business.

Interest expense was $12.4 million in the current period compared with $13.2 million a year ago. This decrease in interest expense is primarily attributable to the reduction in debt required to fund the reduced average working capital used in the businesses.

The effective tax rate for the current year six-month period was 42.0% compared with 38.1% for the same period a year ago. The tax rate increase for the current period was primarily due to the unrecognized tax benefit of operating losses of the Canadian subsidiary.

Primarily as a result of the factors above, the Company's net income for the six-month period ending September 30, 1999 was $18.0 million, an increase of $6.1 million, or 51%, from the $11.9 million earned in the prior year.

FINANCIAL CONDITION

Current assets increased by $90.4 million and current liabilities increased by $66.6 million during the six-month period ended September 30, 1999, resulting in a $23.8 million increase in working capital. This increase is attributable to the increased sales for the current quarter compared with the sales in the fiscal fourth quarter of the prior year. The current ratio was 2.9:1 at September 30, 1999 and 3.4:1 at year-end March 31, 1999.

During the first six months of the current year, total interest-bearing debt increased by $19.9 million primarily as a result of the change in working capital noted above. The ratio of interest-bearing debt to capitalization was 44% at September 30, 1999 compared with 43% at March 31, 1999.

The Company's investments in affiliates increased $18.4 million during the six months primarily due to cash investments and net unrealized gains in the market value of these investments.

Management estimates that capital expenditures for the fiscal year 2000 will approximate $35.0 million. Capital expenditures in the six months of the current fiscal year were $15.3 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

The Company capitalized approximately $34.2 million in fiscal 1998 and 1999 in connection with the acquisition and installation of an enterprise-wide information technology (IT) system. Amounts representing approximately $11.5 million of these expenditures were operational in fiscal 1999 and $8.5 million are planned to become operational in fiscal 2001. The balance of $14.2 million represents work-in-process components which are not yet operational. The Company is evaluating these components and presently has no reason to believe that they will not become operational. In addition, management believes there would be no material adverse effect on the financial condition or results of operations of the Company should such components require further modification or replacement. It is contemplated that implementation for completing the balance of the IT system installation will commence in fiscal 2001.

On May 13, 1999, ProGen Technologies, Inc. (ProGen), one of the Company's major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the State of California. On June 18, 1999, ProGen made a motion, which was granted, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of the bankruptcy filing, ProGen owed the Company approximately $9.3 million. The bankruptcy court has appointed a Trustee who has proceeded with liquidation of the assets of ProGen. The Company continues to assert its rights in the bankruptcy proceedings. At this time, management believes any effects resulting from this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

The Company's major IT applications are Year 2000 ready. Remediation and testing of the balance of the IT systems is nearing completion and is anticipated to be competed by November 30, 1999. The Company continues to analyze the readiness of non-IT systems and anticipates that testing of any non-compliant systems will also be completed by November 30, 1999. Furthermore, the Company is taking steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by November 30, 1999.

Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the task force continues to develop contingency plans should the programs not be completed when anticipated or should the third parties not be ready on a timely basis. Although the Company anticipates the adoption of contingency plans including the use of manual systems, use of alternative systems or other means to prevent the more important IT systems from failure should serve to mitigate potential losses arising from Year 2000 disruptions in connection with the Company's IT system, there can be no assurances that disruptions will not have a material adverse effect on the Company.

Despite the Company's efforts of canvassing its more critical third-party suppliers for compliance with Year 2000 issues and identifying alternate sources, it is more difficult to anticipate the effect of the compliance efforts of such third parties on the financial status of the Company. The Company is not aware of any third party non-compliance which, if not remediated, might result in a major disruption.

Costs of the initiative to date approximate $2.6 million and are being funded from operating cash flows. It is anticipated that an additional $ 0.4 million will be incurred to complete the program. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at the time.

At the present time, the Company believes that the greatest threat posed to it by the Year 2000 problem is potential litigation arising out of any failure of product sold or services performed by the Company due to Year 2000 non-compliance. However, the Company is not currently aware of any threatened litigation. Based on currently available information, the Company is unable to quantify what losses, if any, it may incur as a result of any Year 2000 non-compliant products or services that may have been sold by it, and cannot provide any assurance that such losses may not be material. The Company believes that its exposure to liability resulting from the malfunction of Year 2000 non-compliant products is mitigated in substantial part by certain manufacturers' warranties that are passed through to the customer. Regardless of whether the Company is ultimately held liable for any customer's losses, the costs of defending customer lawsuits could have a material adverse effect on the Company's business, results of operations or financial condition, depending on the number and nature of such actions. Due to the uncertain number and nature of such lawsuits, the Company is unable to estimate its potential litigation expenses resulting from any Year 2000 non-compliance of products or services that may have been sold by it.

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

Portions of this report contain current management expectations which may constitute forward-looking information. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning to Section 21E of the Securities Exchange Act of 1934 (the `Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market, inventory obsolescence and technology changes, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, uneven patterns of inter-quarter and intra-quarter sales, and management of growth of the business.

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

                The Company's primary interest rate risk exposure results from the revolving credit facility's various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (1%) from September 30, 1999 rates, and assuming no changes in debt from September 30, 1999 levels, the additional annualized expense would be approximately $1.1 million or $.02 per diluted share.

                The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk, the primary foreign currency being the Canadian dollar. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. At September 30, 1999, one forward exchange contract existed with a maturity of twenty-nine days.

PART II -       OTHER INFORMATION


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Annual Meeting of Shareholders held on July 27, 1999 (the "Annual Meeting"), the shareholders voted to elect James L. Bayman and Karl E. Ware each to an additional three-year term as a Director of the Company and Thomas A. Commes to a new three-year term. Following is a summary of the voting:

                Votes       James L. Bayman   Karl E. Ware    Thomas A. Commes
                -----       ---------------   ------------    ----------------

                For           27,008,395       27,018,153         24,070,467

                Withheld       1,943,968        1,934,210          1,881,896

                The term of office of the following Directors of the Company continued after the Annual Meeting: Charles F. Christ, Victor Gelb, Keith M. Kolerus, Arthur Rhein, Edwin Z. Singer, and Thomas C. Sullivan.

                At the Annual Meeting, shareholders voted to adopt the 1999 Stock Option Plan for Outside Directors providing for the granting of options for up to 105,000 Common Shares. The following is a summary of the voting:

                Votes
                -----

                For                    23,261,381

                Against                 5,160,829

                Abstaining                530,152

                Also at the Annual Meeting, shareholders voted for the Approval of 1999 Restricted Stock Plan issuing 723,798 Common Shares. The following is a summary of the voting:

                Votes
                -----

                For                    19,799,155

                Against                 8,709,391

                Abstaining                443,816

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS

                Number              Description
                ------              -----------

                27       Financial Data Schedule

                (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PIONEER-STANDARD ELECTRONICS, INC.





Date:  November 15, 1999                     /S/  Gregory T. Geswein
       ---------------------------           -----------------------------------
                                             Gregory T. Geswein
                                             Senior Vice President & CFO



Date:  November 15, 1999                     /S/   John V. Goodger
      ---------------------------            -----------------------------------
                                             John V. Goodger
                                             Vice President & Treasurer