Form 10-Q
period 1999-12-31
PIONEER STANDARD ELECTRONICS INC
filed 2000-02-14
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

Commission file number 0-5734

Pioneer-Standard Electronics, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 East 131st Street, Cleveland, OH	44105

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (216) 587-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of February 1, 2000: 27,233,041. (Excludes 4,056,202 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 1999
	(Unaudited)	March 31, 1999

ASSETS

Current assets

Cash	$30,090	$28,898

Accounts receivable – net	382,146	323,461

Merchandise inventory	376,552	314,362

Prepaid expenses	2,668	2,475

Deferred income taxes	11,215	8,049

Total current assets	802,671	677,245

Intangible assets – net	151,521	154,405

Investments	40,369	13,964

Other assets	7,750	7,898

Property and equipment, at cost	182,052	163,602

Accumulated depreciation	(83,029)	(72,645)

	99,023	90,957

	$1,101,334	$944,469

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$233,304	$161,379

Accrued liabilities	37,388	36,415

Long-term debt due within one year	3,052	3,104

Total current liabilities	273,744	200,898

Long-term debt	354,256	313,240

Other long-term liabilities	22,093	15,078

Mandatorily redeemable convertible trust preferred securities	143,750	143,750

Shareholders’ equity

Common stock, at stated value	9,496	9,258

Capital in excess of stated value	130,355	93,324

Retained earnings	228,404	202,056

Unearned compensation	(67,014)	(31,369)

Accumulated other comprehensive income (loss)	6,250	(1,766)

	307,491	271,503

	$1,101,334	$944,469

See accompanying notes to consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

Net sales	$668,342	$595,985	$1,875,637	$1,699,813

Cost and expenses:

Cost of goods sold	565,617	503,508	1,587,420	1,435,389

Warehouse, selling and administrative expense	74,974	68,733	213,780	203,511

Operating profit	27,751	23,744	74,437	60,913

Other (income) expense	—	—	(1,845)	—

Interest expense	7,227	5,892	19,649	19,111

Income before income taxes	20,524	17,852	56,633	41,802

Provision for income taxes	8,243	6,960	23,424	16,073

Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,475	1,459	4,396	4,378

Net income	$10,806	$9,433	$28,813	$21,351

Weighted average shares outstanding

Basic	26,398,115	26,350,975	26,371,212	26,349,364

Diluted	36,275,276	35,757,510	36,055,101	35,711,217

Earnings per share:

Basic	$.41	$.36	$1.09	$.81

Diluted	$.34	$.30	$.92	$.72

Dividends per share	$.03	$.03	$.09	$.09

See accompanying notes to consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine months ended
	December 31,

	1999	1998

Cash flows from operating activities:

Net income	$28,813	$21,351

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	11,130	11,631

Amortization	7,298	6,849

Gain on sale of property and equipment	(1,845)	—

(Increase) decrease in operating working capital	(45,723)	34,897

Increase (decrease) in other assets	148	(207)

Deferred taxes	(2,282)	938

Total adjustments	31,274)	54,108

Net cash (used in) provided by operating activities	(2,461)	75,459

Cash flows from investing activities:

Additions to property and equipment	(24,181)	(14,040)

Investment in affiliates	(13,029)	(7,433)

Proceeds from sale of property and equipment	2,712	—

Net cash used in investing	(34,498)	(21,473)

Cash flows from financing activities:

Increase (decrease) in revolving credit borrowings	44,000	(80,000)

Decrease in other long-term debt obligations	(3,036)	(3,003)

Issuance of common shares under company stock option plan	254	38

Proceeds from issuance of mandatorily redeemable convertible trust preferred securities	—	18,750

Dividends paid	(2,465)	(2,371)

Net cash provided by (used in) financing activities	38,753	(66,586)

Effect of exchange rate changes on cash	(602)	(432)

Net increase (decrease) in cash	1,192	(13,032)

Cash at beginning of period	28,898	31,999

Cash at end of period	$30,090	$18,967

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 1999.

2. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 1999 and 1998 are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,

	1999	1998	1999	1998

Net income	$10,806	$9,433	$28,813	$21,351

Unrealized gain on investments	5,611	—	6,967	—

Foreign currency translation adjustment	355	10	1,049	(1,509)

Comprehensive income	$16,772	$9,443	$36,829	$19,842

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

The computation of basic and diluted earnings per common share for the three and nine months ended December 31, 1999 and 1998 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,

	1999	1998	1999	1998
Basic

Net income applicable to common shareholders	$10,806,000	$9,433,000	$28,813,000	$21,351,000

Weighted average shares outstanding	26,398,115	26,350,975	26,371,212	26,349,364

Basic earnings per share	$.41	$.36	$1.09	$.81

Diluted

Net income applicable to common shareholders	$10,806,000	$9,433,000	$28,813,000	$21,351,000

Add back:

Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,475,000	1,459,000	4,396,000	4,378,000

Net income applicable to common shareholders after assumed conversion	$12,281,000	$10,892,000	$33,209,000	$25,729,000

Weighted average shares outstanding	26,398,115	26,350,975	26,371,212	26,349,364

Effect of diluted securities:

Common share equivalents	750,177	279,551	556,905	247,856

Common shares issuable upon conversion of mandatorily redeemable convertible trust preferred securities	9,126,984	9,126,984	9,126,984	9,113,997

Diluted weighted average shares outstanding	36,275,276	35,757,510	36,055,101	35,711,217

Diluted earnings per share	$.34	$.30	$.92	$.72

4. BUSINESS SEGMENT INFORMATION

The Company’s operations are classified into two reporting segments: Computer Systems and Industrial Electronics. The Company’s two reportable business segments are managed separately based on product and market differences.

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

Business Segment Information (in thousands)

	Three months ended		Nine months ended
	December 31,		December 31,

	1999	1998	1999	1998

Sales

Computer Systems	$328,895	$313,577	$900,840	$854,844

Industrial Electronics	339,447	282,408	974,797	844,969

Total Sales	$668,342	$595,985	$1,875,637	$1,699,813

Operating Income

Computer Systems	$10,858	$15,312	$29,682	$36,020

Industrial Electronics	16,893	8,432	44,755	24,893

Total Operating Income	$27,751	$23,744	$74,437	$60,913

Reconciliation to Income Before

Income Taxes

Other income	—	—	$(1,845)	—

Interest expense	7,227	5,892	19,649	19,111

Income Before Income Taxes	$20,524	$17,852	$56,633	$41,802

5. COMPANY-OBLIGATED MANDORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the “Trust”) issued a total of $143.7 million of 6 3/4% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6 3/4% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debenture”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued and the applicable Trust Document, provides a full and unconditional guarantee of the Trust’s obligations under the Trust Preferred Securities.

6. RESTRICTED STOCK

On July 27, 1999, the shareholders of the Company approved the 1999 Restricted Stock Plan which provided for an award of 723,798 shares of the Company’s common stock to certain officers. All eligible shares have been issued. Plan participants are entitled to cash dividends and to vote their respective shares. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

Unearned compensation was charged for the market value of the restricted shares upon issuance. The unearned compensation is shown as a reduction of shareholders equity in the accompanying consolidated balance sheet and is being amortized over the vesting period.

7. CONTINGENCIES

The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, there still remain some future dates that could potentially cause computer system problems. The Company continues to monitor these dates and address any necessary remediation and does not anticipate any major impact on its operations.

The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8. PROGEN TECHNOLOGIES

On May 13, 1999, ProGen Technologies, Inc. (ProGen), one of the Company’s major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the State of California. On June 18, 1999, ProGen made a motion, which was granted, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of the bankruptcy filing, ProGen owed the Company approximately $9.3 million. The bankruptcy court has appointed a Trustee who has proceeded with liquidation of the assets of ProGen. The Company continues to assert its security interest and rights in the bankruptcy proceedings. At this time, management believes due to its status in the bankruptcy proceedings and established reserves, any effects resulting from this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months ended December 31, 1999 Compared with the Three Months ended December 31, 1998

Net sales for the three-month period ended December 31, 1999 were $668.3 million, an increase of 12% over net sales in the prior year three-month period of $596.0 million. Both of the Company’s segments contributed to the increased sales. Industrial Electronics sales increased 20% over the prior year three-month period, reflecting increased demand notably in the communications market, and Computer Systems sales increased 5% over the same prior year period. Industrial Electronics comprised 51% of sales and Computer Systems were 49% of sales in the third quarter of the current year compared with 47% and 53%, respectively, a year ago.

Cost of goods sold also increased 12% compared with the prior year quarter, resulting in a gross margin of 15.4% in the current quarter compared with 15.5% a year ago.

Warehouse, selling and administrative expenses were $75.0 million compared with $68.7 million incurred during the prior year three-month period, resulting in a ratio of these expenses to sales of 11.2% for the current quarter compared with 11.5% a year ago. The reduced ratio of operating expenses to sales in the current year reflects a combination of the effects of cost containment as well as leveraging costs on higher sales volume.

Operating profit resulting from the activity described above was $27.8 million, or 4.2% of sales in the current period, up 17% compared with $23.7 million, or 4.0% of sales a year ago. Operating profit of the Computer Systems segment was 3.3% of sales for the current quarter compared with 4.9% a year ago. Operating profit of the Industrial Electronics segment was 5.0% of sales compared with 3.0% a year ago.

Interest expense was $7.2 million in the current quarter compared with $5.9 million a year ago. The increased expense is a result of additional borrowings to fund increased working capital needs and higher interest rates in the current quarter.

The effective tax rate for the current year three-month period was 40.2% compared with 39.0% for the same period a year ago.

Primarily as a result of the factors above, the Company’s net income for the three-month period ending December 31, 1999 was $10.8 million, an increase of $1.4 million, or 15%, from the $9.4 million earned in the prior year.

Nine Months ended December 31, 1999 Compared with The Nine Months ended December 31, 1998

Net sales for the nine-month period ended December 31, 1999 were $1,875.6 million, an increase of 10% over the prior year nine-month period of $1,699.8 million. The increase in sales was due to both higher sales of Industrial Electronics which were up 15% over the prior year, and sales of Computer Systems, which were up 5% over the prior year nine-month period. Industrial Electronics comprised 52% of sales and Computer Systems were 48% of sales in the first three quarters of the current year compared with 50% and 50%, respectively, a year ago.

Cost of goods sold increased 11% compared with the prior year, resulting in a gross margin of 15.4% in the current period compared with 15.6% a year ago.

Warehouse, selling and administrative expenses were $213.8 million compared with $203.5 million incurred during the prior year nine-month period, resulting in a ratio of these expenses to sales of 11.4% for the current period compared with 12.0% a year ago. The reduced ratio of operating expenses to sales in the current year reflects a combination of the effects of cost containment programs as well as leveraging costs on higher sales volume.

Operating profit resulting from the activity described above was $74.4 million, or 4.0% of sales in the current period, up 22% compared with $60.9 million, or 3.6% of sales, a year ago. Operating profit of the Computer Systems segment was 3.3% of sales for the current nine-months compared with 4.2% of a year ago. Operating profit of the Industrial Electronics segment was 4.6% of sales compared with 2.9% a year ago.

Other income of $1.8 million included in the nine-month results reflects the sale and disposal of assets no longer required in the business.

Interest expense was $19.6 million in the current period compared with $19.1 million a year ago.

The effective tax rate for the current year nine-month period was 41.4% compared with 38.4% for the same period a year ago. The tax rate increase for the current period was primarily due to the unrecognized tax benefit of operating losses of the Canadian subsidiary.

Primarily as a result of the factors above, the Company’s net income for the nine-month period ending December 31, 1999 was $28.8 million, an increase of $7.4 million, or 35%, from the $21.4 million earned in the prior year.

Financial Condition

Current assets increased by $125.4 million and current liabilities increased by $72.8 million during the nine-month period ended December 31, 1999, resulting in a $52.6 million increase in working capital. This increase is attributable to the increased sales for the current quarter compared with the sales in the fourth quarter of the prior fiscal year. The current ratio was 2.9:1 at December 31, 1999 and 3.4:1 at year-end March 31, 1999.

During the first nine months of the current year, total interest-bearing debt increased by $41.0 million primarily as a result of the change in working capital noted above. The ratio of interest-bearing debt to capitalization was 44% at December 31, 1999 compared with 43% at March 31, 1999.

The Company’s investments in affiliates increased $26.4 million during the nine months primarily due to cash investments and net unrealized gains in the market value of these investments.

Management estimates that capital expenditures for the fiscal year 2000 will approximate $35.0 million. Capital expenditures in the nine months of the current fiscal year were $24.2 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

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

On May 13, 1999, ProGen Technologies, Inc. (ProGen), one of the Company’s major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the State of California. On June 18, 1999, ProGen made a motion, which was granted, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of the bankruptcy filing, ProGen owed the Company approximately $9.3 million. The bankruptcy court has appointed a Trustee who has proceeded with liquidation of the assets of ProGen. The Company continues to assert its security interest and rights in the bankruptcy proceedings. At this time, management believes due to its status in the bankruptcy proceedings and established reserves, any effects resulting from this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company has completed its Year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, there still remain some future dates that could potentially cause computer system problems. The Company continues to monitor these dates and address any necessary remediation and does not anticipate any major impact on its operations.

Portions of this report contain current management expectations which may constitute forward-looking information. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning to Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act. The Company’s performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market, inventory obsolescence and technology changes, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, uneven patterns of inter-quarter and intra-quarter sales, and management of growth of the business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management that includes the use of derivative financial instruments. The Company’s objective is to reduce earnings volatility associated with these fluctuations. The Company does not enter into any derivative transactions for speculative purposes.

The Company’s primary interest rate risk exposure results from the revolving credit facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (1%) from December 31, 1999 rates, and assuming no changes in debt from December 31, 1999 levels, the additional annualized net expense would be approximately $1.3 million or $.02 per diluted share.

The Company has investments, assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. The primary foreign currency creating transactional foreign exchange risk is the Canadian dollar. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. At December 31, 1999, one forward exchange contract existed with a maturity of thirty-one days.

PART II — OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Exhibit 99 of this filing is a news release of February 14, 2000 describing a fire on February 11, 2000 at the Company's Twinsburg, Ohio distribution center.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
Number	Description
27	Financial Data Schedule

(b)	Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date:	February 14, 2000	/S/ James L. Bayman James L. Bayman Chairman & CEO

Date:	February 11, 2000	/S/ GregoryT.Geswein Gregory T. Geswein Senior Vice President & CFO