Form 10-K
period 2000-03-31
PIONEER STANDARD ELECTRONICS INC
filed 2000-06-29
CIK 78749

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

    For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________

                           Commission File No. 0-5734

                       PIONEER-STANDARD ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

              Ohio                                           34-0907152
    (State or other jurisdiction                         (I.R.S. employer
    of incorporation or organization)                    identification no.)

   6065 Parkland Boulevard, Mayfield                            44124
             Heights, Ohio                                    (Zip code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (440) 720-8500

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting shares of the Registrant held by non-affiliates was $338,032,724 as of June 5, 2000, computed on the basis of the last reported sale price per share ($13.50) of such shares on the Nasdaq National Market. Common Shares held by each officer, Director and person who owns or may be deemed to own 10% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 5, 2000, the Registrant had the following number of Common Shares outstanding: 31,541,780.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 25, 2000 are incorporated by reference into Part III of this Form 10-K.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2000 are incorporated by reference into Parts II and IV of this Form 10-K.

         Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2000.


                                     PART I

ITEM 1.  BUSINESS

         (a) Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 6065 Parkland Boulevard, Mayfield Heights, Ohio 44124 (telephone number (440) 720-8500). Except as otherwise stated, the term "Company" as used herein shall mean Pioneer-Standard Electronics, Inc. and its wholly-owned subsidiaries.

         DESCRIPTION OF SEGMENTS - The Company's business is classified into two segments: Computer Systems and Industrial Electronics.

         Computer Systems. The Company's computer systems distribution and value-added services business is conducted by its Computer Systems segment. Through this segment the Company distributes a wide variety of systems products, including mid-range computer systems and high-end platforms, storage subsystems, software, servers, computers (primarily mini and personal), display terminals and networking products. As a complement to its systems distributor operations, the Company provides value-added services including systems integration, enterprise resource planning systems design and network consulting. The Company's systems products and value-added services accounted for 48% of the Company's sales in fiscal 2000 compared with 50% in 1999 and 40% in 1998.

         Industrial Electronics. The Company's Industrial Electronics segment conducts the operations of the Company related to industrial electronics products distribution. Products sold by this segment may be classified into two broad categories: semiconductors and interconnect, passive and electromechanical components. The semiconductor products distributed by this segment include microprocessors, memory devices, programmable logic devices and analog and digital integrated circuits and other semiconductor devices. This segment's interconnect, passive and electromechanical product offerings include capacitors, connectors, resistors, switches and power conditioning equipment. This segment also provides value-added services associated with industrial electronic products, such as point of use inventory management, just-in-time kitting operations, turnkey assembly, memory and logic device programming, connector and cable assemblies to customer specifications and power products integration. Sales of industrial electronics products constituted 52% of the Company's total sales in fiscal 2000, compared with 50% in 1999 and 60% in 1998.

         For financial information regarding the Company's two business segments, see Note 6 of Notes to Consolidated Financial Statements of the Company.

         PRODUCTS DISTRIBUTED AND SOURCES OF SUPPLY - The Company distributes products supplied by more than 100 manufacturers. A majority of the Company's revenues comes from products sourced by relatively few suppliers. During the 2000 fiscal year, products purchased from the Company's three largest suppliers accounted for 59% of the Company's sales volume. The largest three suppliers, Compaq (including Digital Equipment Corporation), IBM and Intel Corporation, supplied 21%, 20% and 18%, respectively, of the Company's sales volume. The loss of any one of the top three suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company's sales and earnings unless alternative products manufactured by others are available to the Company.

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

         CUSTOMERS - The Company serves over 24,000 customers in many major markets of North America. Both of the Company's segments have a varied customer base which includes original equipment manufacturers (which constitute the core customer base of the Industrial Electronics segment), value-added resellers, research laboratories, government agencies and commercial end-users, including manufacturing companies and service and other non-manufacturing organizations. No single customer accounted for more than ten percent of the Company's total sales or the sales of either segment during the fiscal year 2000.

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

         EMPLOYEES - As of March 31, 2000, the Company had 2,481 employees. The Company is not a party to any collective bargaining agreement, has had no strikes or work stoppages and considers its employee relations to be excellent.

         (d) The Company distributes its products principally in the United States and Canada. Export sales are not a significant portion of the Company's sales.

ITEM 2.  PROPERTIES

         The Company owns the 87,000 square foot facility, located in Cleveland, Ohio and the 106,000 square foot facility, located in Twinsburg, Ohio, that houses its industrial electronics distribution center. The Company relocated certain of its corporate offices to a 60,000 square foot facility located in Mayfield Heights, Ohio, as to which the Company entered into an 11 year lease in April 1999. The Company's operations occupy a total of approximately 1,343,000 square feet, with the majority, approximately 1,198,000 square feet, devoted to product distribution facilities. Of the approximately 1,343,000 square feet occupied, 226,000 square feet are owned and 1,117,000 square feet are occupied under operating leases. The Company's facilities of 100,000 square feet or larger, as of March 31, 2000, are set forth in the table below.


                       TYPE OF                APPROXIMATE            LEASED OR               SEGMENT
LOCATION               FACILITY             SQUARE FOOTAGE             OWNED             USING FACILITY
--------               --------             --------------           ---------           --------------
Solon, Ohio            Distribution          174,000                  Leased        Industrial Electronics

Solon, Ohio            Distribution          224,600                  Leased           Computer Systems

Solon, Ohio            Distribution          102,500                  Leased        Industrial Electronics
                                                                                       and Computer Systems

Twinsburg, Ohio        Distribution          106,000                  Owned         Industrial Electronics


         The Company's major leases contain renewal options for periods of up to ten years. For information concerning the Company's rental obligations, see Note 4 (Leases) of Notes to Consolidated Financial Statements of the Company. The Company believes that its distribution and office facilities are well maintained and suitable for the operations of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 31, 2000, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March 31, 2000.

         EXECUTIVE OFFICERS OF THE COMPANY (1)

         The name, age and positions of each executive officer of the Company as of June 1, 2000 are as follows:

               Name               Age                   Position
               ----               ---                   --------
         James L. Bayman          63        Chairman of the Board of the Company
                                            since April 1, 1996 and Chief
                                            Executive Officer of the Company
                                            since April 3, 1995. President of
                                            the Company from June, 1984 to April
                                            29, 1997. Chief Operating Officer of
                                            the Company from June, 1984 to April
                                            3, 1995.

         Arthur Rhein             54        President and Chief Operating
                                            Officer of the Company since April
                                            29, 1997; Senior Vice President of
                                            the Company from 1993 to April 29,
                                            1997 and Vice President - Marketing
                                            of the Company from 1986 to 1993.

         Steven M. Billick        44        Senior Vice President and Chief
                                            Financial Officer of the Company
                                            since April 26, 2000.

         Thomas G. Pitera         45        President of the Company's
                                            Industrial Electronics Division
                                            since April 1, 1998.

         Lawrence N. Schultz      52        Secretary of the Company since 1999.
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

         There is no relationship by blood, marriage or adoption among the above-listed officers. Messrs. Bayman, Rhein and Billick hold office until terminated as set forth in their employment agreements. Mr. Schultz holds office until his successor is elected by the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares, without par value, are traded on the Nasdaq National Market. Common Share prices are quoted daily under the symbol "PIOS." The high and low sales prices for the Common Shares, the cash dividends paid on the Common Shares and additional information for each quarter of the two most recent fiscal years required by this Item are set forth at page 33 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

         Cash dividends are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The Company maintains a Dividend Reinvestment Plan whereby cash dividends and a maximum of an additional $5,000 per month may be invested in the Company's Common Shares at no commission cost.

         On April 27, 1999, the Company adopted a Common Share Purchase Rights Plan. For further information about the Common Share Purchase Rights Plan, see
Note 8 (Shareholders' Equity) of Notes to Consolidated Financial Statements of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth at page 34 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED WITH FISCAL 1999

CONSOLIDATED SALES

Fiscal 2000 was the 14th consecutive year of record sales and the 28th year in the 29 years the Company has been public in which sales increased. Net sales for the year ended March 31, 2000, of $2,550.7 million increased 13 percent over sales of the prior year of $2,259.1 million. Both of the Company's segments contributed to the increase in sales.

SEGMENT SALES

The Company's business is classified into two operating segments:

Computer Systems products include mid-range computer systems and high-end platforms, storage subsystems, software, servers, personal computers, display terminals and networking products.

Computer systems accounted for 48 percent of the Company's sales in fiscal 2000 compared with 50 percent a year ago. Sales of computer systems increased 8 percent in fiscal 2000.

Industrial Electronics products are comprised of semiconductors, and interconnect, passive and electromechanical products. Semiconductors are the building blocks of computer chips and include microprocessors, memory devices, programmable logic devices, and analog and digital integrated circuits. Interconnect, passive and electromechanical products are devices that move or use an electrical signal and include capacitors, connectors, resistors, potentiometers, switches and power conditioning equipment.

Industrial electronics accounted for 52 percent of sales in fiscal 2000 compared with 50 percent a year ago. The increase in industrial electronics sales of 18 percent in fiscal 2000 is primarily attributable to the increased demand for semiconductors from the Internet and communications markets.

GROSS MARGINS

Gross margin for the consolidated operations decreased to 15.5 percent for fiscal 2000 from 15.6 percent in the prior year.

The gross margin for computer systems declined to 14.8 percent of sales in fiscal 2000 from 16.4 percent a year ago. The decrease is primarily attributable to continued pricing pressures within the market.

The gross margin for industrial electronics increased to 16.2 percent in fiscal 2000 from 14.8 percent a year ago. The increase is attributable primarily to the industry's strengthening demand versus supply, positively impacting average selling prices.

Management expects overall gross margin pressure to continue in the next fiscal year.

OPERATING EFFICIENCIES

Warehouse, selling and administrative expenses for consolidated operations were
11.5 percent of sales in fiscal 2000, down from 11.8 percent of sales in the prior year. During 2000, the improvements came from operating efficiencies, coupled with the effects of cost controls.

Efficiencies were realized through improved employee productivity and working capital management. Sales per employee increased to $1,038,000 from $879,000 in 1999, which represents a gain of approximately 18 percent. Accounts receivable remained at 44 days in 2000. Inventory turnover of 6.1 times increased from 5.5 times in the prior year.

The resulting consolidated operating profit of $101.5 million was up 19 percent from $84.9 million in 1999. Consolidated operating profit was 4.0 percent of sales in 2000 compared with 3.8 percent of sales in 1999, reflecting the operating expense improvement in fiscal 2000.

Operating profit margin for computer systems of 3.1 percent decreased from 4.4 percent in fiscal 1999 primarily due to pricing pressures.

Operating profit margin for industrial electronics increased to 4.8 percent from
3.1 percent in fiscal 1999 primarily because of the improvement in gross margin due to increased demand in relationship to supply.

OTHER INCOME

In fiscal 2000, the Company recorded a pre-tax gain of $1.8 million related to the sale and disposal of assets no longer required in the business.

INTEREST EXPENSE

Interest expense was $26.1 million, net of $0.8 million capitalized, in fiscal 2000 compared with $24.3 million a year ago. The increased interest expense is primarily attributable to the additional debt to fund working capital and capital expenditures needed to support the ongoing growth needs of the business.

TAXES

The effective tax rate for fiscal 2000 was 40.4 percent compared with 39.6 percent a year ago. The tax rate increase was primarily due to the unrecognized tax benefits associated with the current year operating loss of the Company's Canadian subsidiary.

NET INCOME

Primarily as a result of the factors noted above, the Company's net income for fiscal 2000 reached a record high of $40.1 million, an increase of 30 percent, or $9.3 million, over fiscal 1999 income of $30.8 million.

Diluted earnings per share for fiscal 2000 increased to $1.27 from $1.03 in the previous year.

FISCAL 1999 COMPARED WITH FISCAL 1998

SALES

Fiscal 1999 consolidated net sales of $2,259.1 million in-creased 34 percent over sales in the prior year of $1,685.3 million. The increase was primarily attributable to higher sales volume of computer systems resulting from the acquisition of Dickens Data Systems, Inc. ("Dickens") on March 31, 1998. Including the sales of Dickens with the prior year on a pro forma basis, fiscal 1999 sales increased 10 percent compared with fiscal 1998.

Computer systems sales increased 68 percent in fiscal 1999 primarily due to added sales resulting from the Dickens acquisition discussed above. This segment accounted for 50 percent of sales in fiscal 1999 compared with 40 percent in the prior year.

Industrial electronics net sales increased 12 percent in fiscal 1999 primarily attributable to the increased sales of the high-volume, low-margin semiconductor products.

GROSS MARGINS

The fiscal 1999 consolidated gross margin of 15.6 percent decreased from 17.7 percent in the prior year. Both operating segments experienced declines in gross margin in fiscal 1999 as described below.

Computer systems gross margin decreased to 16.4 percent from 18.7 percent primarily due to the Dickens sales earning a lower gross margin compared with the other computer systems sales. The gross margin for industrial electronics declined to 14.8 percent in fiscal 1999 from 17.1 percent in 1998. The decrease was attributable primarily to the increase in sales of high-volume, low-margin products and to the industry's excess semiconductor supply versus demand.

OPERATING EFFICIENCIES

Warehouse, selling and administrative consolidated expenses were 11.8 percent of sales in fiscal 1999 and 13.4 percent in 1998. During 1999, gains resulted from improvements due to leveraging expenses on higher sales volume, coupled with the effects of implementing cost controls.

Efficiencies were realized through improved employee productivity and inventory turnover. Sales per employee increased to $879,000 from $766,000 in 1998. Receivable collections were 44 days in 1999 and 1998. Inventory turnover of 5.5 times in 1999 increased from 4.4 times in the prior year.

The resulting consolidated operating profit of $84.9 million was up 16 percent from $73.0 million in 1998. Consolidated operating profit was 3.8 percent of sales in 1999 compared with 4.3 percent of sales in 1998, reflecting the gross margin erosion in fiscal 1999 discussed above.

Computer systems operating profit as a percent of sales decreased to 4.4 percent in 1999 from 5.4 percent in 1998, primarily due to the integration of Dickens.

Industrial Electronics operating profit as a percent of sales declined to 3.1 percent in 1999 from 3.6 percent in 1998 primarily due to the gross margin erosion from the excess capacity in the semiconductor industry.

INTEREST EXPENSE

Interest expense was $24.3 million in fiscal 1999 compared with $20.7 million in fiscal 1998. The increased interest expense is attributable to additional debt incurred to fund working capital and capital expenditure requirements necessary to support the ongoing growth needs of the business, as well as the effect of the acquisition of Dickens.

TAXES

The effective tax rate was 39.6 percent for fiscal 1999 compared with 41.4 percent in fiscal 1998. The tax rate decrease was primarily due to the utilization of the operating loss carryforward of the Canadian subsidiary and lower effective state tax rates.

NET INCOME

Primarily as a result of the factors noted above, the Company reported net income for fiscal 1999 of $30.8 million - an increase of $0.3 million, or 1 percent over fiscal 1998 net income of $30.5 million.

Diluted earnings per share for fiscal 1999 decreased to $1.03 from $1.14 in the previous year. The average diluted shares outstanding increased to 35.7 million in fiscal 1999 from 26.9 million the prior year primarily due to the issuance of convertible trust preferred securities a year ago.

RISK CONTROL

The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk with the primary foreign currency being the Canadian dollar. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company's risk management program. Financial instruments in the form of forward exchange contracts are employed as one of the methods to reduce such risk. At March 31, 2000, one forward exchange contract in the amount of $2.7 million existed with a maturity of 30 days. The foreign exchange contracts have had an immaterial impact on the Company's results of operations for the fiscal years ended 2000, 1999 and 1998.

The Company has entered into several interest rate swap agreements for purposes of serving as a hedge of the Company's variable rate credit agreement borrowings. The effect of the swaps is to establish fixed rates on the variable rate debt and to reduce exposure to interest rate fluctuations. At March 31, 2000, the Company had interest rate swaps with a notional amount of $70 million. Pursuant to these agreements, the Company pays interest at a weighted average fixed rate of 5.47 percent. The weighted average LIBOR rates applicable to these agreements were 6.11 percent at March 31, 2000. The swap agreements have had an immaterial impact on the Company's results of operations for the fiscal years ended 2000, 1999 and 1998.

The Company is exposed to interest rate risk from the revolving credit facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (1 percent) from March 31, 2000 rates, and assuming no changes in debt from March 31, 2000 levels, the additional annualized net expense would be approximately $1.2 million or $.02 per diluted share.

The Company is exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. The Company limits this exposure by entering into agreements with major financial institutions that meet credit standards established by the Company and that are expected to satisfy fully their obligations under the contracts.

The Company extends credit based on customers' financial conditions, and generally, collateral is not required. The Company obtains credit insurance in certain circumstances to protect its interests. Credit losses are provided for in the financial statements when collections are in doubt.

Inflation has had a nominal effect on the Company's operations.

NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management is in the process of analyzing and assessing the impact of the adoption of SFAS 133 on the Company's consolidated results of operations and financial position. The Company must adopt the statement no later than April 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective January 1, 2001 for the Company. The Company is currently assessing the impact SAB 101 will have on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Current assets including cash increased by $124.5 million and current liabilities increased by $99.3 million for the year ended March 31, 2000, resulting in an increase of $25.2 million of working capital. Increased sales in the fourth quarter of fiscal 2000 compared with the same quarter a year ago, and the weighting of sales within the fourth quarter resulted in increased current asset needs. The increase in current liabilities is primarily attributable to increased inventory funding requirements. The Company's current ratio was 2.7:1 at March 31, 2000, and 3.4:1 at year-end March 31, 1999.

The Company's revolving credit facility has a total capacity of $260.0 million, all of which may be borrowed as of March 31, 2000 in accordance with availability requirements which are subject to meeting certain minimum ratios. As of March 31, 2000, $170.0 million was borrowed under the facility. A year ago, such borrowings aggregated $160.0 million.

Capital expenditures were $36.0 million in fiscal 2000 compared with $22.2 million in 1999. This spending reflects ongoing initiatives designed to improve efficiencies through computer enhancement of operating processes as well as expanded facilities. Management estimates that capital expenditures will be in the range of $25.0 million in fiscal 2001.

During fiscal 2000, the Company made additional investments in World Peace Industrial Co. Ltd., Eurodis Electron PLC and two other investments in the United States totaling $13.9 million. These investments further the Company's growth strategy by offering access to an extensive distribution network in the Asia-Pacific region, Europe and markets within the United States. Subsequent to year end, in May 2000, the Company purchased a minority equity interest in Magirus AG, a leading European computer systems distributor. Headquartered in Stuttgart, Magirus employs more than 300 people in Germany, Austria, France, Italy, Spain and Switzerland.

During fiscal 2000, total interest-bearing debt increased by $23.3 million. The increase in debt is primarily attributable to funding working capital requirements. The ratio of interest-bearing debt to capitalization was 43 percent at March 31, 2000 compared with 44 percent a year ago.

The Company believes that cash generated from operations and amounts available under its credit facility are sufficient to fund its working capital and capital expenditure requirements.

INFORMATION TECHNOLOGY SYSTEMS

The Company capitalized approximately $34.2 million in fiscal 1998 and 1999 in connection with the acquisition and installation of an enterprise-wide information technology "IT" system. Amounts representing approximately $11.5 million of these expenditures were operational in fiscal 1999 and $8.5 million are planned to become operational in fiscal 2001. The balance of $14.2 million represents work-in-process components which are not yet operational. The Company is evaluating these components and presently has no reason to believe that they will not become operational. In addition, management believes there would be no material adverse effect on the financial condition or results of operations of the Company should such components require further modification or replacement. It is contemplated that implementation for completing the balance of the IT system installation will commence in fiscal 2001.

YEAR 2000

The Company completed its year 2000 remediation efforts and, since the turn of the century, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, there still remain some future dates that could potentially cause computer system problems. The Company continues to monitor these dates and address any necessary remediation but does not anticipate any major impact on its operations.

OTHER EVENTS

On May 13, 1999, ProGen Technologies, Inc. "ProGen", one of the Company's major customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of the State of California. On June 18, 1999, ProGen made a motion, which was granted, to convert its Chapter 11 proceeding to a Chapter 7 proceeding. At the time of the bankruptcy filing, ProGen owed the Company approximately $9.3 million. The bankruptcy court has appointed a Trustee who has proceeded with liquidation of the assets of ProGen. The Company continues to assert its security interest and rights in the bankruptcy proceedings. At this time, management believes, due to the Company's status in the bankruptcy proceedings, any effects resulting from this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

On February 11, 2000, the Company experienced a fire at its Twinsburg, Ohio distribution center. This event affected approximately 3 percent of the Company's inventory but caused no structural damage or major disruption. The Company believes it has adequate insurance coverage to offset any property loss or business impact resulting from the fire.

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

Competition

         The Company is a distributor in the industrial electronics and computer systems industry, which has been highly competitive in recent years. The Company faces intense competition in two major respects: in obtaining sources of supply for the products distributed, and in developing relationships with customers. In the case of semiconductor and computer systems products, the Company competes for customers with other distributors as well as with some of its suppliers. Some of the Company's competitors are larger and more established and have greater financial and other resources, which may enable them to compete more effectively. Also, it is possible that an increasing number of suppliers may decide to distribute their products directly to the customer, which will heighten competitive pressures further. Due to continuing competitive pressures, the Company's gross margins have declined in recent years, and the Company expects continued pressure on gross margins in the foreseeable future.

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

Dependence on Key Suppliers

         During fiscal 2000 the Company's three largest suppliers accounted for 59 percent of total sales, with Compaq (including Digital Equipment Corporation), IBM and Intel Corporation supplying 20 percent, 20 percent and 19 percent, respectively, of the Company's sales volume. Although the Company believes that its relationships with suppliers are good, there can be no assurance that the Company's suppliers will continue to supply products to the Company on terms acceptable to the Company. The loss of any of the Company's three top suppliers or a combination of other suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Leverage

         At March 31, 2000, the Company's borrowings under a $260 million revolving credit facility with National City Bank, Cleveland, Ohio, as agent for itself and a syndicate of other lenders, totaled $170 million. In addition, the Company issued $150 million principal amount of 8 1/2 percent Senior Notes due 2006 in August 1996. In March and April 1998, the Company's wholly owned subsidiary, the Pioneer-Standard Financial Trust, issued a total of $143.7 million of 6 3/4 percent mandatorily redeemable convertible preferred securities, which is an equity-related security. The sole assets of the Pioneer-Standard Financial Trust are $148.2 million aggregate principal amount of 6 3/4 percent Series A Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the trust's obligations under the trust preferred securities. As a consequence of the Company's obligations, a substantial portion of its cash flow from operations must be dedicated to servicing these obligations and will not be available for other purposes. Furthermore, the Company's obligations may limit its ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, and its flexibility to react to changes in the industry and changing business and economic conditions. The Company's ability to satisfy its existing obligations will depend upon its future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors described in this prospectus, many of which are beyond its control. The Company currently anticipates that funds from current operations, available credit facilities and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations as they become due. If the Company experiences difficulty in servicing its obligations, the Company may have to reduce or delay capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk with the primary foreign currency being the Canadian dollar. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company's risk management program. Financial instruments in the form of forward exchange contracts are employed as one of the methods to reduce such risk. At March 31, 2000, one forward exchange contract in the amount of $2.7 million existed with a maturity of 30 days. The foreign exchange contracts have had an immaterial impact on the Company's results of operations for the fiscal years ended 2000, 1999 and 1998.

         The Company has entered into several interest rate swap agreements for purposes of serving as a hedge of the Company's variable rate credit agreement borrowings. The effect of the swaps is to establish fixed rates on the variable rate debt and to reduce exposure to interest rate fluctuations. At March 31, 2000, the Company had interest rate swaps with a notational amount of $70 million. Pursuant to these agreements, the Company pays interest at a weighted average fixed rate of 5.47 percent. The weighted average LIBOR rates applicable to these agreements were 6.11 percent at March 31, 2000. The swap agreements have had an immaterial impact on the Company's results of operations for the fiscal years ended 2000, 1999 and 1998.

         The Company is exposed to interest rate risk from the revolving credit facility's various floating rate pricing mechanisms. This interest rate exposure is managed by the interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (1 percent) from March 31, 2000 rates, and assuming no changes in debt from March 31, 2000 levels, the additional annualized net expense would be approximately $1.2 million or $.02 per diluted share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth at pages 20 through 33 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item as to the Directors of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders to be held on July 25, 2000 (the "2000 Proxy Statement") is incorporated herein by reference. Information required by this Item as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's 2000 Proxy Statement under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's 2000 Proxy Statement under the caption "Share Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

             (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company and its subsidiaries and the report of independent auditors thereon, included in the

Company's 2000 Annual Report to Shareholders on pages 20 through 32, are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of March 31, 2000 and 1999 For the years ended March 31, 2000, 1999 and 1998:
                 Consolidated Statements of Income
                 Consolidated Statements of Shareholders' Equity
                 Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

             Quarterly financial data, included in the Company's 2000 Annual Report to Shareholders at page 33, are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             (2) FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedule of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's 2000 Annual Report to Shareholders:

             Report of Independent Auditors

             Schedule II -- Valuation and Qualifying Accounts
                            for the years ended March 31, 2000, 1999 and 1998

             All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

             (3) EXHIBITS

             See the Index to Exhibits at page E-1 of this Form 10-K.

         (b) REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Annual Report of Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 29, 2000.

                                        PIONEER-STANDARD ELECTRONICS, INC.


                                        /s/ James L. Bayman
                                        ----------------------------------
                                        James L. Bayman
                                        Chairman, Chief Executive Officer
                                        and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 29, 2000.

              SIGNATURE                                 TITLE


/s/ James L. Bayman                          Chairman, Chief Executive Officer
------------------------------------         and Director (Principal Executive
James L. Bayman                              Officer)

/s/ Arthur Rhein                             President, Chief Operating Officer
------------------------------------         and Director
Arthur Rhein

/s/ Steven M. Billick                        Chief Financial Officer
------------------------------------         (Principal Financial and Accounting
Steven M. Billick                            Officer)

/s/ Charles F. Christ                        Director
------------------------------------
Charles F. Christ

/s/ Victor Gelb                              Director
------------------------------------
Victor Gelb

/s/ Keith M. Kolerus                         Director
------------------------------------
Keith M. Kolerus

/s/ Thomas A. Commes                         Director
------------------------------------
Thomas A. Commes

/s/ Edwin Z. Singer                          Director
------------------------------------
Edwin Z. Singer

/s/ Thomas C. Sullivan                       Director
------------------------------------
Thomas C. Sullivan

/s/ Karl E. Ware                             Director
------------------------------------
Karl E. Ware

REPORT OF INDEPENDENT AUDITORS



Shareholders and the Board of Directors
Pioneer-Standard Electronics, Inc.

We have audited the consolidated financial statements of Pioneer-Standard Electronics, Inc. as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000 and have issued our report thereon dated May 8, 2000, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the consolidated financial statement schedule of Pioneer-Standard Electronics, Inc. as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000, listed in item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst and Young LLP

Cleveland, Ohio
May 8, 2000

                       PIONEER-STANDARD ELECTRONICS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                                  DEDUCTIONS
                                                BALANCE AT      CHARGED TO        (NET WRITE-
                                                BEGINNING OF    COST AND          OFFS)             BALANCE AT THE
                                                PERIOD          EXPENSES          NET RECOVERIES    END OF PERIOD
                                                ------------    ----------        --------------    --------------
         2000

Allowance for doubtful accounts                 $6,035,000      $  3,269,000      $   (3,623,000)     $5,681,000

Inventory valuation reserve                     $5,397,000      $  3,786,000      $   (2,413,000)     $6,770,000


         1999

Allowance for doubtful accounts                 $7,798,000      $ (1,277,000)     $     (486,000)     $6,035,000

Inventory valuation reserve                     $5,661,000      $  3,157,000      $   (3,421,000)     $5,397,000


         1998

Allowance for doubtful accounts                 $7,541,000      $   (803,000)     $    1,060,000      $7,798,000

Inventory valuation reserve                     $6,659,000      $  2,031,000      $   (3,029,000)     $5,661,000

                       Pioneer-Standard Electronics, Inc.
                                  Exhibit Index



Exhibit No.                          Description
-----------                          -----------

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

   *(b) Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and James L. Bayman, which is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

   *(c) Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

   *(d) Employment Agreement, dated April 27, 1999, by and between the Company and Gregory T. Geswein, which is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

Exhibit No.                          Description
-----------                          -----------

   *(e) Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

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

   (k) Second Amendment to Credit Agreement, dated as of March 31, 1999, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to
               Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-5734).

Exhibit No.                           Description
-----------                           -----------

   (l) Third Amendment to Credit Agreement and Waiver, dated as of May 5, 2000, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent.

   (m) Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to
               Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

   (n) Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

   (o)         Pioneer-Standard Electronics, Inc. Supplemental Executive
               Retirement Plan.

   (p)         Pioneer-Standard Electronics, Inc. Benefit Equalization Plan.

   *(q) Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Thomas G. Pitera.

   *(r) Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Thomas G. Pitera.

   *(s) Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

    13 Portions of the Company's 2000 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

    21         Subsidiaries of the Registrant.

    23         Consent of Ernst & Young LLP, Independent Auditors.

Exhibit No.                          Description
-----------                          -----------

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

-----------------------
     *Denotes a management contract or compensatory plan or arrangement.