Form 10-Q
period 2000-06-30
PIONEER STANDARD ELECTRONICS INC
filed 2000-08-14
CIK 78749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
           X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.

Commission file number 0-5734
                       ------

                       Pioneer-Standard Electronics, Inc.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                              34-0907152
-----------------------------------            --------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6065 Parkland Boulevard, Mayfield Heights, Ohio                 44124
--------------------------------------------------------       --------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:  (440) 720-8500
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

Yes  X   No __
    --

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practical date: COMMON SHARES, WITHOUT PAR VALUE, AS OF AUGUST 1, 2000: 31,551,856. (Excludes 4,056,202 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       PIONEER-STANDARD ELECTRONICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)


                                            June 30, 2000
                                              (Unaudited)        March 31, 2000
                                              -----------          -----------

ASSETS

Current assets
   Cash                                         $  28,505            $  34,253
   Accounts receivable - net                      408,253              407,309
   Merchandise inventory                          417,710              348,120
   Prepaid expenses                                 1,165                2,871
   Deferred income taxes                           10,120                9,178
                                              -----------          -----------
       Total current assets                       865,753              801,731
                                              -----------          -----------

Intangible assets - net                           150,402              150,503
Investments in affiliated companies                62,568               46,030
Other assets                                        8,102                8,055

Property and equipment, at cost                   195,887              192,626
Accumulated depreciation                          (92,075)             (86,729)
                                              -----------          -----------
   Net property and equipment                     103,812              105,897
                                              -----------          -----------
TOTAL ASSETS                                   $1,190,637           $1,112,216
                                               ==========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                             $ 247,209            $ 240,229
   Notes payable                                   18,064               26,086
   Accrued liabilities                             32,535               30,831
   Current maturities of long-term debt             3,053                3,052
                                              -----------          -----------
       Total current liabilities                  300,861              300,198
                                              -----------          -----------

Long-term debt                                    378,172              320,205
Other long-term liabilities                        28,250               23,998
Mandatorily redeemable convertible trust
 preferred securities                             143,750              143,750

Shareholders' equity:
   Common stock, at stated value                    9,384                9,323
   Capital in excess of stated value              134,530              137,092
   Retained earnings                              248,366              238,968
   Unearned employee benefits                     (59,831)             (63,885)
   Unearned compensation on restricted stock       (6,752)              (7,526)
   Accumulated other comprehensive income          13,907               10,093
                                              -----------          -----------
       Total shareholders' equity                 339,604              324,065
                                              -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,190,637           $1,112,216
                                              ===========           ==========

See accompanying notes to consolidated financial statements

                       PIONEER-STANDARD ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in Thousands Except Per Share Data)

                                                             Three Months Ended
                                                                   June 30,


                                                             2000           1999
                                                             ----           ----

Net sales                                               $   675,085    $   575,973

Cost and expenses:
   Cost of goods sold                                       572,003        486,699
   Warehouse, selling and
       administrative expense                                76,317         67,142
                                                        -----------    -----------

Operating profit                                             26,765         22,132

Other income                                                    (45)          (188)

Interest expense                                              7,637          6,096
                                                        -----------    -----------

Income before income taxes                                   19,173         16,224

Provision for income taxes                                    7,477          7,056

Distributions on mandatorily redeemable
  convertible trust preferred securities, net of  tax         1,475          1,459
                                                        -----------    -----------

Net income                                              $    10,221    $     7,709
                                                        ===========    ===========



Weighted average shares outstanding
       Basic                                                 26,726         26,355
       Diluted                                               36,752         35,818

Earnings per share:
                                                        $       .38    $       .29
Basic
                                                        $       .32    $       .26
Diluted

Dividends per share                                     $       .03    $       .03



See accompanying notes to consolidated financial statements.

                       PIONEER-STANDARD ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)

                                                              Three months ended
                                                                   June 30,

                                                              2000        1999
                                                              ----         ----
Operating activities:
      Net income                                           $ 10,221    $  7,709
      Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
           Depreciation                                       3,637       3,691
           Amortization                                       3,557       2,432
           Increase in operating working
             capital                                        (60,322)     (5,337)
           Other                                                558      (3,450)
                                                           --------    --------

           Net cash provided by (used for) operating        (42,349)      5,045
             activities

Investing activities:
      Additions to property and equipment                    (3,338)     (3,655)
      Investment in affiliates                               (9,639)    (13,029)
      Acquisition of business                                (1,500)       --
                                                           --------    --------
      Net cash used for investing                           (14,477)    (16,684)

Financing activities:
      Notes payable                                          (8,022)      1,359
      Revolving credit borrowings                            58,000       3,000
      Issuance of common shares under company
        stock option plan                                     1,553        --
      Dividends paid                                           (823)       (791)
      Other                                                     (32)       (111)
                                                           --------    --------
           Net cash provided by financing activities         50,676       3,457

Effect of exchange rate changes on cash                         402        (308)
                                                           --------    --------

Net decrease in cash                                         (5,748)     (8,490)

Cash at beginning of period                                  34,253      28,898
                                                           --------    --------

Cash at end of period                                      $ 28,505    $ 20,408
                                                           ========    ========


See accompanying notes to consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

Reclassifications: Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.       COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended June 30, 2000 and 1999 are as follows (amounts in thousands):

                                                Three months ended
                                                     June 30,

                                               2000               1999
                                               ----               ----

Net income                                 $  10,221         $   7,709

Unrealized gain on investments                 4,195             4,295

Foreign currency translation adjustment         (381)              559
                                          ----------       -----------

Comprehensive income                       $  14,035         $  12,563
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

The computation of basic and diluted earnings per common share for the three months ended June 30, 2000 and 1999 are as follows:

                                                              Three months ended
                                                                    June 30,

                                                               2000          1999
                                                               ----          ----
Basic
     Net income applicable to common shareholders           $ 10,221        $  7,709

     Weighted average shares outstanding                      26,726          26,355

     Basic earnings per share                             $      .38      $      .29
                                                          ==========      ==========

Diluted
     Net income applicable to common shareholders           $ 10,221        $  7,709
     Add back:
       Distributions on mandatorily redeemable
         convertible trust preferred securities,
         net of tax                                            1,475           1,459
                                                           ---------       ---------
       Net income applicable to common
         shareholders after assumed conversion            $   11,696        $  9,168
                                                          ==========        ========

     Weighted average shares outstanding                      26,726          26,355
     Effect of diluted securities:
     Common share equivalents                                    899             336
     Common shares issuable upon conversion of
         mandatorily redeemable convertible trust
         preferred securities                                  9,127           9,127
                                                           ---------       ---------
     Diluted weighted average shares outstanding              36,752          35,818
                                                          ==========        ========

     Diluted earnings per share                           $      .32      $      .26
                                                          ==========      ==========

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

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

Business Segment Information
(amounts in thousands)


                                                         Three months ended
                                                               June 30,
                                                         2000           1999
                                                         ----           ----
Sales
      Computer Systems                              $   316,697      $  278,113
      Industrial Electronics                            358,388         297,860
                                                    -----------      ----------
           Total Sales                              $   675,085      $  575,973
                                                    ===========      ==========

Operating Income
      Computer Systems                              $     4,541      $    9,759
      Industrial Electronics                             22,224          12,373
                                                    -----------      ----------
           Total Operating Income                   $    26,765      $   22,132
                                                    ===========      ==========

Reconciliation to Income Before
Income Taxes
      Other income                                          (45)           (188)
      Interest expense                                    7,637           6,096
                                                   -------------    -----------
      Income Before Income Taxes                   $     19,173     $    16,224
                                                   ============     ===========



5.   COMPANY-OBLIGATED MANDORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the "Trust") issued a total of $143.7 million of 6 3/4% Mandatorily Redeemable Convertible Trust Preferred Securities (the "Trust Preferred Securities"). The Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6 3/4% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the "Trust Debenture"). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company's obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued, and the applicable Trust Document provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities.

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

                       PIONEER-STANDARD ELECTRONICS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 1999

Net sales for the quarter ended June 30, 2000 of $675.1 million increased 17.2% over $576.0 million of net sales for the prior year three-month period. Both the Industrial Electronics and Computer Systems segments contributed to the increased sales with increases of 20% and 14%, respectively. Industrial Electronics, which comprised 53% of sales in the quarter, benefited from strong sales of semiconductors, which continues to be driven by a strong communication market, as well as by improved sales of interconnect, passive and electromechanical products compared with the same quarter last year. This improvement was tempered by lower year to year sales of microprocessors, resulting from vendor constraints on certain products.

Computer Systems revenues, which comprised 47% of sales for the quarter, benefited from continuing demand for products that support Internet applications. Although the Company is experiencing high sales growth for these products, the sales mix has shifted towards lower margin products in the first quarter of fiscal 2001.

Cost of goods sold increased 17.5% compared with the prior year quarter, resulting in a gross margin percentage of 15.3% in the current quarter compared with 15.5% a year ago. Gross margins increased slightly in the Industrial Electronics segment as pricing improved compared with last year. This improvement was offset by lower margins in the computer systems segment, caused by a sales mix shift to lower margin product and continuing competitive pricing pressures in the computer business.

Warehouse, selling and administrative expenses were $76.3 million compared with $67.1 million incurred during the prior year three-month period. This resulted in a ratio of these expenses to sales of 11.3% for the current quarter compared with 11.7% a year ago. The reduced ratio of operating expenses to sales in the current year reflects a combination of the effects of cost containment programs as well as leveraging costs on higher sales volume.

Operating profit of $26.8 million, or 4.0% of sales in the current period, was up 20.9% compared with $22.1 million, or 3.8% of sales a year ago. Operating profit of the Computer Systems segment was $4.5 million, or 1.4% of sales for the current quarter compared with 3.5% of a year ago. Operating profit of the Industrial Electronics segment was $22.2 million, or 6.2% of sales compared with 4.2% a year ago.

Interest expense was $7.6 million in the current quarter compared with $6.1 million a year ago. The increased interest expense is a result of additional borrowings to fund increased working capital needs and slightly higher interest rates in the current quarter compared with the same period in fiscal 2000.

The effective tax rate for the current year three-month period was 39.0% compared with 43.5% for the same period a year ago. The tax rate differential was primarily due to the unrecognized tax benefit of the operating losses of the Canadian subsidiary which affected the prior year quarter.

Primarily as a result of the factors above, the Company's net income for the three-month period ending June 30, 2000 increased 32.6% to $10.2 million from $7.7 million for the same period of the prior year.

FINANCIAL CONDITION

Current assets increased by $64.0 million and current liabilities increased by $.7 million during the three-month period ended June 30, 2000, resulting in an increase of $60.3 million in working capital. The current ratio was 2.9:1 at June 30, 2000 compared with 2.7:1 at March 31, 2000. The working capital increase related primarily to higher inventory levels, which increased to $417.7 million at June 30, 2000. These inventory increases have been necessary to support the Company's robust sales growth.

During the first three months of the current year, total interest-bearing debt increased by $49.9 million reflective of the change in working capital needed to support increased sales level. The ratio of interest-bearing debt to capitalization was 45 percent at June 30, 2000 compared with 43 percent at March 31, 2000.

The Company's investments in affiliates increased $16.5 million during the first quarter. The increase is attributable to the unrealized gains in the market value of investments and the Company's purchase, in May 2000, of a minority equity interest in Magirus AG, a leading European computer systems distributor. Headquartered in Stuttgart, Germany, Magirus employs more than 300 people in Germany, Austria, France, Italy, Spain and Switzerland.

Management estimates that capital expenditures for the fiscal year 2001 will approximate $25 million. Capital expenditures in the first three months of the current year were $3.3 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

The Company capitalized approximately $34.2 million in fiscal 1998 and 1999 in connection with the acquisition and installation of an enterprise-wide information technology ("IT") system. Amounts representing approximately $11.5 million of these expenditures were operational in fiscal 1999 and $8.5 million are planned to become operational in the current fiscal year. The balance of $14.2 million represents work-in-process components which are not yet operational. The Company is evaluating these components and presently has no reason to believe that they will not become operational. In addition, management believes there would be no material adverse effect on the financial condition or results of operations of the Company should such components require further modification or replacement. It is contemplated that implementation for completing the balance of the IT system installation will commence in the current fiscal year.

Portions of this report contain current management expectations which may constitute forward-looking information. All statements that address operating performance, events or developments that management anticipates will occur in the future, including statements relating to future revenue, profits, expenses, income and earnings per share or statements expressing general optimism about future results, are forward-looking statements within the meaning to Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to safe harbors created in the Exchange Act. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competition, dependence on the computer market, inventory obsolescence and technology changes, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, uneven patterns of inter-quarter and intra-quarter sales, and management of growth of the business.

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

                The Company's primary interest rate risk exposure results from the revolving credit facility's various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (one percent) from June 30, 2000 rates, and assuming no changes in debt from June 30, 2000 levels, the additional annualized net expense would be approximately $1.1 million or $.03 per diluted share.

                The Company has investments, assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. The primary foreign currencies creating foreign exchange risk are the Canadian dollar, British pound, German mark, and New Taiwan dollar. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. At June 30, 2000, one forward exchange contract existed with a maturity of 31 days.

PART II -    OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

None.

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


                                         PIONEER-STANDARD ELECTRONICS, INC.





Date:       August 14, 2000                      /S/  James L. Bayman
       ---------------------------       ---------------------------------------
                                                 James L. Bayman
                                                 Chairman & CEO



Date:      August 14, 2000                       /S/   Steven M. Billick
      -------------------------          ---------------------------------------
                                                 Steven M. Billick
                                                 Senior Vice President & CFO