Form 10-Q
period 2000-09-30
PIONEER STANDARD ELECTRONICS INC
filed 2000-11-14
CIK 78749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission file number 0-5734

Pioneer-Standard Electronics, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6065 Parkland Boulevard, Mayfield Heights, Ohio	44124

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (440) 720-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of November 1, 2000: 31,613,194. (Includes 4,056,202 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Condensed Consolidated Balance Sheets -September 30, 2000 (Unaudited) and March 31, 2000

Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended September 30, 2000 and 1999

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II.	OTHER INFORMATION

	Item 1	Legal Proceedings

	Item 2	Changes in Securities and Use of Proceeds

	Item 3	Defaults Upon Senior Securities

	Item 4	Submission of Matters to a Vote of Security Holders

	Item 5	Other Information

	Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited)	(Audited)
	September 30	March 31
	2000	2000

ASSETS

Current assets Cash	$40,081	$34,253

Accounts receivable – net	432,479	407,309

Merchandise inventory – net	436,849	348,120

Other	11,823	12,049

Total current assets	921,232	801,731

Intangible assets – net	157,471	150,503

Investments in affiliated companies	67,963	46,030

Other assets	9,574	8,055

Property and equipment, net	103,363	105,897

TOTAL ASSETS	$1,259,603	$1,112,216

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities Accounts payable	$260,019	$240,229

Notes payable	16,789	26,086

Accrued liabilities	32,430	30,831

Current maturities of long-term debt	3,053	3,052

Total current liabilities	312,291	300,198

Long-term debt	420,130	320,205

Other long-term liabilities	31,622	23,998

Mandatorily redeemable convertible trust preferred securities	143,750	143,750

Shareholders’ equity:

Common stock, at $.30 stated value	9,388	9,323

31,566,569 and 31,349,751 shares outstanding, including
4,056,202 subscribed-for shares, in September and March,
respectively
Capital in excess of stated value	129,905	137,092

Retained earnings	258,786	238,968

Unearned employee benefits	(55,015)	(63,885)

Unearned compensation on restricted stock	(6,524)	(7,526)

Accumulated other comprehensive income	15,270	10,093

Total shareholders’ equity	351,810	324,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,259,603	$1,112,216

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	September 30		September 30

	2000	1999	2000	1999

Net Sales	$714,846	$631,322	$1,389,931	$1,207,295

Operating Costs and Expenses:

Cost of goods sold	605,691	535,104	1,177,694	1,021,803

Warehouse, selling and administrative expenses	79,628	71,998	155,945	139,140

Operating Income	29,527	24,220	56,292	46,352

Other income	(426)	(146)	(471)	(334)

Gain on sale of assets	—	(1,845)	—	(1,845)

Interest expense	8,296	6,326	15,933	12,422

Income Before Income Taxes	21,657	19,885	40,830	36,109

Provision for income taxes	8,463	8,125	15,940	15,181

Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,479	1,462	2,954	2,921

Income Before Extraordinary Charge	$11,715	$10,298	$21,936	$18,007

Extraordinary charge for early extinguishment of debt, net of $301 tax benefit	(470)	—	(470)	—

Net Income	$11,245	$10,298	$21,466	$18,007

Per share data:

Income Before Extraordinary Charge – basic	$.44	$.39	$.82	$.68

Extraordinary charge	(.02)	—	(.02)	—

Net Income – basic	$.42	$.39	$.80	$.68

Income Before Extraordinary Charge – diluted	$.36	$.32	$.68	$.58

Extraordinary charge	(.01)	—	(.01)	—

Net Income – diluted	$.35	$.32	$.67	$.58

Dividends per share	$.03	$.03	$.06	$.06

Weighted average shares outstanding

Basic	26,777	26,361	26,752	26,358

Diluted	36,738	36,208	36,712	35,989

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six months ended
	September 30

	2000	1999

Operating activities:

Net income	$21,466	$18,007

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Extraordinary charge, net of tax	470	—

Depreciation	7,288	7,454

Amortization	6,713	4,864

Gain on sale of assets	—	(1,845)

Changes in working capital

Increase in accounts receivable	(25,904)	(34,210)

Increase in inventory	(88,986)	(43,670)

Increase in accounts payable	19,989	68,612

Decrease (increase) in other working capital	3,220	(2,303)

Other	1,467	(1,076)

Total Adjustments	(75,743)	(2,174)

Net cash (used for) provided by operating activities	(54,277)	15,833

Investing activities:

Additions to property and equipment	(8,073)	(15,299)

Acquisitions of businesses	(8,672)	—

Investments in affiliates	(12,113)	(13,029)

Proceeds from sale of assets	—	2,712

Net cash used for investing activities	(28,858)	(25,616)

Financing activities:

(Payments) borrowings on notes payable	(9,434)	1,982

Revolving credit borrowings	100,000	20,000

Debt financing costs paid	(1,463)	—

Issuance of common shares under company stock option plans	1,683	102

Dividends paid	(1,648)	(1,603)

Other	(74)	(115)

Net cash provided by financing activities	89,064	20,366

Effect of exchange rate changes on cash	(101)	(376)

Net increase in cash	5,828	10,207

Cash at beginning of period	34,253	28,898

Cash at end of period	$40,081	$39,105

Non-Cash transactions:

      For the six month periods ended September 30, 2000 and 1999, Pioneer-Standard Electronics, Inc.’s
      investments in available-for-sale securities appreciated $5,976 and $2,508, respectively, net of tax.

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Per Share Data)

1. BASIS OF PRESENTATION

Pioneer is a worldwide distributor of electronic components and computer systems.

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer-Standard Electronics, Inc. and its majority owned subsidiaries (the “Company” or “Pioneer”). All intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the three and six month periods ended September 30, 2000 and 1999 have been included.

Operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Reclassifications: Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2. COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended September 30, 2000 and 1999 are as follows (amounts in thousands):

	Three months ended		Six months ended
	September 30,		September 30,

	2000	1999	2000	1999

Net Income	$11,245	$10,298	$21,466	$18,007

Unrealized gain (loss) on investments	1,781	(1,787)	5,976	2,508

Foreign currency translation adjustment	(418)	(1,017)	(799)	(458)

Comprehensive Income	$12,608	$7,494	$26,643	$20,057

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

The computation of basic and diluted earnings per common share for the three and six months ended September 30, 2000 and 1999 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2000	1999	2000	1999

Basic

Net income applicable to common shareholders	$11,245	$10,298	$21,466	$18,007

Weighted average shares outstanding	26,777	26,361	26,752	26,358

Basic earnings per share	$.42	$.39	$.80	$.68

Diluted

Net income applicable to common shareholders	$11,245	$10,298	$21,466	$18,007

Add back:

Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,479	1,462	2,954	2,921

Net income applicable to common shareholders after assumed conversion	$12,724	$11,760	$24,420	$20,928

Weighted average shares outstanding	26,777	26,361	26,752	26,358

Effect of diluted securities:

Common share equivalents	834	720	833	504

Common shares issuable upon conversion of mandatorily redeemable convertible trust preferred securities	9,127	9,127	9,127	9,127

Diluted weighted average shares outstanding	36,738	36,208	36,712	35,989

Diluted earnings per share	$.35	$.32	$.67	$.58

4. REVOLVING CREDIT AGREEMENTS AND EXTRAORDINARY CHARGE

On September 15, 2000, the Company entered into a new five year revolving credit agreement and a new 364 day credit agreement, the latter of which, subject to certain conditions, can be converted by the Company after 364 days to a two-year term loan, with a group of commercial banks. These agreements provide the Company with the ability to borrow, on an unsecured basis, up to $375 million which, under certain conditions, can be increased by up to $50 million, limited to certain borrowing base calculations. In addition, the agreements contain certain restrictive financial and non-financial covenants. As of September 30, 2000, the Company was in compliance with these covenants.

In conjunction with the financing, the Company repaid, prior to its maturity date, amounts outstanding under the previously existing commercial bank finance agreement and recognized an extraordinary charge for early extinguishment of debt of $470, net of $301 tax benefit, as a result of currently expensing financing fees associated with the former credit facility.

5. BUSINESS SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment income or loss based on operating income.

Business Segment Information

(Amounts in Thousands)

	Three months ended		Six months ended
	September 30,		September 30,

	2000	1999	2000	1999

Sales
Computer Systems	$326,354	$293,832	$643,051	$571,945
Industrial Electronics	388,492	337,490	746,880	635,350

Total Sales	$714,846	$631,322	$1,389,931	$1,207,295

Operating Income
Computer Systems	$4,898	$9,389	$9,439	$19,148

Industrial Electronics	24,629	14,831	46,853	27,204

Total Operating Income	$29,527	$24,220	$56,292	$46,352

Reconciliation to Income Before

Income Taxes
Other income	(426)	(146)	(471)	(334)

Gain on sale of assets	—	(1,845)	—	(1,845)

Interest expense	8,296	6,326	15,933	12,422

Income Before Income Taxes	$21,657	$19,885	$40,830	$36,109

6.	COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the “Trust”) issued a total of $143.7 million of 6 3/4% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6  3/4% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debenture”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued, and the applicable Trust Document, provides a full and unconditional guarantee of the Trust’s obligations under the Trust Preferred Securities.

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

8. ACCOUNTING STANDARDS NOT YET ADOPTED

In June, 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of this Statement for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about a company’s ability to modify their information systems and educate their managers in time to apply this Statement.

In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” This Statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company will adopt these Statements on April 1, 2001 and is in the process of determining the effect that adoption will have on its financial statements.

On December 3, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 – Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principals to revenue recognition in financial statements. SAB 101 is effective for companies no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. For the Company, the effective date is the quarter ending March 31, 2001. The Company is in the process of reviewing its revenue recognition policies and procedures to ensure it will be in compliance with the requirements of SAB 101. Pioneer does not anticipate making significant changes to the Company’s revenue recognition policies to satisfy the requirements of SAB 101.

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

Results of Operations

Three Months ended September 30, 2000 Compared with
the Three Months ended September 30, 1999

Following are the Net Sales, Cost of Goods Sold, Operating Expenses and Operating Income for the three month period ended September 30, 2000 as compared to the same period in fiscal 2000, by segment where available.

		(In Thousands)

	For the three months ended September 30,

	2000	% of Sales	1999	% of Sales

Net Sales

Computer Systems	$326,354	45.7%	$293,832	46.5%

Industrial Electronics	388,492	54.3%	337,490	53.5%

	$714,846	100.0%	$631,322	100.0%

Cost of Goods Sold	$605,691	84.7%	$535,104	84.8%

Warehouse, Selling and Administrative Expenses	$79,628	11.1%	$71,998	11.4%

Operating Income

Computer Systems	$4,898	1.5%	$9,389	3.2%

Industrial Electronics	24,629	6.3%	14,831	4.4%

	$29,527	4.1%	$24,220	3.8%

Net Sales. Net Sales for the three month period ended September 30, 2000 increased $83.5 million or 13% over net sales in the prior three month period ended September 30, 1999. Both of the Company’s segments contributed to this increase. The Industrial Electronics Division accounted for $388.4 million in sales for the quarter, a 15% increase over the same quarter in the prior year. The Computer Systems Division accounted for $326.4 million in sales, an 11% increase over the prior year. Growth in the Internet, communications and computer markets is driving demand for technology products. The semiconductor market, served by the Industrial Electronics Division, is having a record year, which has contributed to the increase in sales for this division. The increase in sales for the Computer Systems Division was the result of the strong demand for mid-range computer systems, storage and software.

Cost of Goods Sold. Cost of Goods Sold increased $70.6 million or 13%, comparable to the increase in sales, over the prior year quarter. The Company’s gross margin percentage was comparable to the second quarter of fiscal 2000. Gross margin has been positively impacted by the continued high demand in the semiconductor market, with its increased average selling prices and long lead times. Offsetting this positive impact was the continued shift in mix to lower-margin computer products.

Warehouse, Selling and Administrative Expenses. Warehouse, Selling and Administrative Expenses increased $7.6 million over the prior year quarter, but decreased slightly as a percentage of sales. A portion of the increase in operating expenses can be attributed to an increase in compensation and fringes, specifically sales incentives, as more incentives were paid on higher sales performance. In addition to compensation increases, outside services and occupancy expenses have increased over the prior year. The Company is currently implementing several business initiatives and has employed a number of outside resources to help with the implementation of these projects. Occupancy increased as a full year impact of leasing new facilities was realized.

Operating Income. Operating income resulting from the activity described above was $29.5 million, an increase of $5.3 million, or 22% over the three months ended September 30, 1999. Operating income for the Computer Systems Division was 1.5% of sales for the current quarter, compared with 3.2% a year ago. Operating income for the Industrial Electronics Division was 6.3%, compared with 4.4% one year ago. A shift in mix and this quarter’s limited availability of certain computer products pressured the Computer Systems division’s operating margins.

Six Months ended September 30, 2000 Compared with
the Six Months ended September 30, 1999

	For the six months ended September 30,

		(In Thousands)
	2000	% of Sales	1999	% of Sales

Net Sales

Computer Systems	$643,051	46.3%	$571,945	47.4%

Industrial Electronics	746,880	53.7%	635,350	52.6%

	$1,389,931	100.0%	$1,207,295	100.0%

Cost of Goods Sold	$1,177,694	84.7%	$1,021,803	84.6%

Warehouse, selling and administrative expenses	$155,945	11.2%	$139,140	11.5%

Operating Income

Computer Systems	$9,439	1.5%	$19,148	3.3%

Industrial Electronics	46,853	6.3%	27,204	4.3%

	$56,292	4.0%	$46,352	3.8%

Net Sales.  Net Sales for the six month period ended September 30, 2000 increased $182.6 million or 15% over net sales in the prior six month period ended September 30, 1999. The Industrial Electronics Division, accounted for $746.9 million in sales for the period, an 18% increase over the prior year period. The Computer Systems Division accounted for $643.1 million in sales, a 12% increase over the prior year. The growth in the demand for technology products recognized in the first quarter of fiscal 2001, continued in the second quarter, resulting in a strong sales performance for the year-to-date.

Cost of Goods Sold. Cost of Goods Sold increased $155.9 million or 15%, comparable to the increase in sales. The improvement in gross margin from the Industrial Electronics business was offset by the shift in mix to lower margin products and competitive pressures in the Computer Systems business.

Warehouse, Selling and Administrative Expenses. Warehouse, Selling and Administrative Expenses increased $16.8 million, or 12%, over the prior year six months ended. The year-to-date increases are a result of increases in compensation and fringes, outside services and occupancy expense.

Operating Income. Operating income resulting from the activity described above was $56.3 million, an increase of $9.9 million, or 21% over the six months ended September 30, 1999. Operating profit as a percentage of sales increased marginally over the prior year-to-date amount. This improvement was the result of an increase in operating income in the Industrial Electronics business, offset by a decrease in operating income in the Computer Systems business.

Other Income and Expense, Income Taxes and Net Income

The components of other (income) expense and the effective tax rate for the three and six months ended September 30 are as follows:

	Three Months		Six Months

	2000	1999	2000	1999

Other income	$(426)	$(1,991)	$(471)	$(2,179)

Interest expense	$8,296	$6,326	$15,933	$12,422

Effective Tax Rate	39.1%	40.9%	39.0%	42.0%

In the prior year, other income for both the three and six months ended reflected a $1.8 million gain on the sale and disposal of assets no longer required in the business. Interest expense increased for both the three and six month periods ended September 30, 2000 as compared with the same periods in 1999 primarily due to an increase in the average outstanding borrowings on the line of credit, as well as an increase in the effective interest rate over the prior year. Average outstanding borrowings have increased in order to fund increased working capital needs.

The effective tax rate for the six months ended September 30, 2000 was lower compared to the same period a year ago due to the recognition of tax benefits related to operating loss carryforwards from the Company’s Canadian subsidiary.

As a result of the previously noted items, Income before Extraordinary Charge for the three and six month periods ended September 30, 2000 increased over the prior year by 14% and 22%, respectively to $11.7 million, or $.36 per diluted share, and $21.9 million, or $.68 per diluted share, respectively.

During the three month period ended September 30, 2000, the Company entered into new revolving credit agreements. In conjunction with this, the Company repaid, prior to its maturity date, the previously existing revolver and recognized an extraordinary charge for early extinguishment of debt of $470, net of $301 tax benefit, or $.01 per share, as a result of currently expensing financing fees associated with the former credit facility.

Liquidity and Capital Resources

For the six month period ended September 30, 2000, net cash used for operating activities totaled $54.3 million, as compared to $15.8 million of net cash provided by operations for the same period in the prior year. At September 30, 2000, $91.7 million of cash used for operating activities related to working capital and other changes. Current assets increased by $119.5 million and current liabilities increased by $12.1 million during the six-month period ended September 30, 2000, resulting in an increase of $107.4 million in working capital, over the prior year. The current ratio was 3:1 at September 30, 2000 compared with 2.7:1 at March 31, 2000. The working capital increase related primarily to increases in accounts receivable and higher inventory levels, which increased to $432.5 million and $436.8 million, respectively, at September 30, 2000. Accounts receivable has increased as a result of increased sales for the month of September 2000, compared to sales in September, 1999. The inventory increase is the result of the Company taking advantage of several buying opportunities during the quarter, as well as an overall need to have increased inventory on hand to support the Company’s sales growth.

Net cash used for investing activities was $28.9 million for the six months ended September 30, 2000, compared to $25.6 million for the same period in fiscal year 2000. This cash was used primarily to increase the Company’s investment in a Taiwan affiliate, acquire a minority equity interest in a German computer systems distributor, acquire the remaining 49% interest of a company in which Pioneer previously held only a 51% interest and acquire an 85% interest in a software company.

Net cash provided by financing activities was $89.1 million, as compared to $20.4 million for the same six month period in the prior year. The increase between years primarily represents borrowings against the revolving line of credit to fund the increase in working capital.

On September 15, 2000 the Company entered into a new five year revolving credit agreement and a new 364 day credit agreement , the latter of which, subject to certain conditions, can be converted by the Company after 364 days to a two-year term loan, with a group of commercial banks. These agreements provide the Company with the ability to borrow, on an unsecured basis, up to $375 million which, under certain conditions, can be increased by up to $50 million, limited to certain borrowing base calculations. In addition, the agreements contain certain restrictive financial and non-financial covenants. As of September 30, 2000, the Company was in compliance with these covenants.

In conjunction with the financing, the Company repaid, prior to its maturity date, amounts outstanding under the previously existing commercial bank finance agreement. Concurrently with this transaction, the Company recognized an extraordinary charge for early extinguishment of debt of $470 thousand, net of $301 thousand tax benefit, as a result of currently expensing financing fees associated with the former credit facility.

Management estimates that capital expenditures for the fiscal year 2001 will approximate $25 million, which includes approximately $7.0 million for the conversion and implementation to an Oracle financial reporting system. Total capital expenditures during the first half of fiscal year 2001 were $8.1 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

The Company capitalized approximately $34.2 million in fiscal 1998 and 1999 in connection with the acquisition and installation of an enterprise-wide information technology (“IT”) system. Amounts representing approximately $11.5 million of these expenditures were operational in fiscal 1999 and $8.5 million are planned to become operational in conjunction with the implementation of the Oracle financial systems in the current fiscal year. The balance of $14.2 million represents work-in-process components which are not yet operational. The Company is evaluating these components and presently has no reason to believe that they will not become operational.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s primary interest rate risk exposure results from the revolving credit facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (one percent) from September 30, 2000 rates, and assuming no changes in debt from September 30, 2000 levels, the additional annualized net expense, after tax, would be approximately $1.3 million or $.04 per diluted share.

The Company has investments, assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. The primary foreign currencies creating foreign exchange risk are the Canadian dollar, British pound, German mark, and New Taiwan dollar. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. The table below summarizes information on instruments that are sensitive to foreign currency exchange rates. At September 30, 2000, the Company held the following foreign exchange contracts:

	Functional	Exchange	Maturity
Contract Terms	Contract Amount	Rate	Date

Pay US$/ Receive CDN $	US $2,500,000	1.5059	10/31/2000

Pay British Pound/ Receive US$	BP 3,000,000	1.4080	10/2/2000

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 25, 2000 (the “Annual Meeting”), the shareholders voted to elect Arthur Rhein, Charles F. Christ and Thomas C. Sullivan each to an additional three-year term as a Director of the Company. Following is a summary of the voting:

Votes	Arthur Rhein	Charles F. Christ	Thomas C. Sullivan

For	29,307,080	29,109,461	29,249,835

Withheld	743,997	941,616	801,242

The term of office of the following Directors of the Company continued after the Annual Meeting: James L. Bayman, Thomas A. Commes, Victor Gelb, Keith M. Kolerus, Edwin Z. Singer, and Karl E. Ware.

At the Annual Meeting, shareholders voted to adopt the 2000 Stock Option Plan for Outside Directors providing for the granting of options for up to 105,000 Common Shares. The following is a summary of the voting:

Votes

For	21,992,780

Against	3,970,280

Abstaining	645,485

Also at the Annual Meeting, shareholders voted for the Approval of the 2000 Stock Incentive Plan providing for the granting of options and other stock awards for up to 2,000,000 Common Shares. The following is a summary of the voting:

Votes

For	19,943,444

Against	6,049,617

Abstaining	515,484

Also at the Annual Meeting, shareholders voted for the approval of the 2000 Annual Incentive Plan. The following is a summary of the voting:

Votes

For	23,600,351

Against	2,276,075

Abstaining	632,119

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)             EXHIBITS

Number	Description

10.1	Amended and Restated Employment agreement, effective April 1, 2000, between Pioneer-Standard Electronics, Inc. and James L. Bayman

10.2	Amended and Restated Employment agreement, effective April 1, 2000, between Pioneer-Standard Electronics, Inc. and Arthur Rhein

10.3	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick

10.4	Five-Year Credit Agreement Dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the Lenders, and Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent.

10.5	364-Day Credit Agreement Dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Lenders, Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent.

27	Financial Data Schedule

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date:	November 13, 2000	/S/ James L. Bayman

James L. Bayman
Chairman & CEO

Date:	November 13, 2000	/S/ Steven M. Billick

Steven M. Billick
Senior Vice President & CFO