Form 10-Q
period 2000-12-31
PIONEER STANDARD ELECTRONICS INC
filed 2001-02-14
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of February 1, 2001: 31,615,206. (Includes 4,056,202 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets - December 31, 2000 (Unaudited) and March 31, 2000

Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2000 and 1999

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2000 are unaudited)

	December 31	March 31
(Dollars In Thousands, Except Share Data)	2000	2000

ASSETS

Current Assets

Cash	$54,257	$34,253

Accounts receivable, net	468,302	407,309

Merchandise inventory, net	461,541	348,120

Other	11,182	12,049

Total current assets	995,282	801,731

Intangible Assets, net	156,326	150,503

Investments in Affiliated Companies	52,667	46,030

Other Assets	10,108	8,804

Property and Equipment, net	104,720	105,897

Total Assets	$1,319,103	$1,112,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$322,500	$240,229

Notes payable	143	26,086

Accrued liabilities	44,895	31,580

Current maturities of long-term debt	213	3,052

Total current liabilities	367,751	300,947

Long-Term Debt	429,088	320,205

Other Long-Term Liabilities	25,459	23,998

Mandatorily Redeemable Convertible Trust Preferred Securities	143,750	143,750

Shareholders’ Equity

Common stock, at $.30 stated value;

31,613,194 and 31,349,751 shares outstanding, including 4,056,202 subscribed-for shares, in December and March, respectively	9,391	9,323

Capital in excess of stated value	132,174	137,092

Retained earnings	271,006	238,968

Unearned employee benefits	(56,788)	(63,885)

Unearned compensation on restricted stock	(6,023)	(7,526)

Accumulated other comprehensive income	3,295	10,093

Total shareholders’ equity	353,055	324,065

Total Liabilities and Shareholders’ Equity	$1,319,103	$1,112,965

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars In Thousands, Except Per Share Data)	2000	1999	2000	1999

Net Sales	$778,782	$668,342	$2,168,713	$1,875,637

Operating Costs and Expenses:

Cost of goods sold	661,717	565,617	1,839,411	1,587,420

Warehouse, selling and administrative expenses	84,327	75,665	240,272	214,806

Operating Income	32,738	27,060	89,030	73,411

Other (Income) Expense

Other income	(370)	(691)	(842)	(1,026)

Gain on sale of assets	—	—	—	(1,845)

Interest expense	9,354	7,227	25,287	19,649

Income Before Income Taxes	23,754	20,524	64,585	56,633

Provision for income taxes	9,230	8,243	25,170	23,424

Distributions on mandatorily
redeemable convertible trust preferred securities, net of tax	1,480	1,475	4,434	4,396

Income Before Extraordinary Charge	$13,044	$10,806	$34,981	$28,813

Extraordinary charge for early
extinguishment of debt, net of $301 tax benefit	—	—	(470)	—

Net Income	$13,044	$10,806	$34,511	$28,813

Per Share Data:

Income Before Extraordinary Charge —basic	$.49	$.41	$1.31	$1.09

Extraordinary charge	—	—	(.02)	—

Net Income —basic	$.49	$.41	$1.29	$1.09

Income Before Extraordinary Charge —diluted	$.40	$.34	$1.07	$.92

Extraordinary charge	—	—	(.01)	—

Net Income —diluted	$.40	$.34	$1.06	$.92

Dividends Per Share	$.03	$.03	$.09	$.09

Weighted Average Shares Outstanding:

Basic	26,821,976	26,398,115	26,775,203	26,371,212

Diluted	36,431,098	36,275,276	36,609,916	36,055,101

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31

(Dollars in Thousands)	2000	1999

Operating Activities:

Net income	$34,511	$28,813

Adjustments to reconcile net income to net cash used for operating activities:

Extraordinary charge, net of tax	470	—

Depreciation	10,863	11,130

Amortization	10,146	7,298

Gain on sale of assets	—	(1,845)

Deferred income taxes	1,095	(2,282)

Changes in working capital

Increase in accounts receivable	(61,598)	(58,017)

Increase in inventory	(113,675)	(61,926)

Increase in accounts payable	82,052	68,328

Increase in other working capital	15,874	1,978

Other	2,056	148

Total adjustments	(52,717)	(35,188)

Net cash used for operating activities	(18,206)	(6,375)

Investing Activities:

Additions to property and equipment	(14,754)	(24,181)

Acquisitions of businesses	(8,672)	—

Investments in affiliates	(16,538)	(13,029)

Proceeds from sale of assets	—	2,712

Net cash used for investing	(39,964)	(34,498)

Financing Activities:

(Payments) Borrowings on notes payable	(26,080)	3,914

Revolving credit borrowings	109,000	44,000

Debt financing costs paid	(1,463)	—

Issuance of common shares under company stock option plan	2,247	254

Dividends paid	(2,473)	(2,465)

Other	(2,956)	(3,036)

Net cash provided by financing activities	78,275	42,667

Effect of Exchange Rate Changes on Cash	(101)	(602)

Net Increase in Cash	20,004	1,192

Cash at Beginning of Period	34,253	28,898

Cash at End of Period	$54,257	$30,090

Non-Cash Transactions:

For the nine-month periods ended December 31, 2000 and 1999, Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, depreciated $6.1 million and appreciated $7.0 million, respectively.

See accompanying notes to unaudited consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Table Amounts in Thousands, Except Per Share Data)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer-Standard Electronics, Inc. and its subsidiaries (the “Company” or “Pioneer”). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the three- and nine-month periods ended December 31, 2000 and 1999 have been included.

Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Reclassifications: Certain amounts in the prior period’s Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the current period’s presentation.

2.	COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended December 31, 2000 and 1999 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2000	1999	2000	1999

Net Income	$13,044	$10,806	$34,511	$28,813

Unrealized Gain (Loss) on Investments	(12,038)	5,611	(6,062)	6,967

Foreign Currency Translation Adjustment	63	355	(736)	1,049

Comprehensive Income	$1,069	$16,772	$27,713	$36,829

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents of outstanding stock options, restricted stock and assumed conversion of company-obligated mandatorily redeemable convertible trust preferred securities and the elimination of related distributions, net of income taxes.

The computation of basic and diluted earnings per share for the three and nine months ended December 31, 2000 and 1999 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands, Except Per Share Data)	2000	1999	2000	1999

Basic
Net income applicable to common shareholders	$13,044	$10,806	$34,511	$28,813

Weighted average shares outstanding	26,822	26,398	26,775	26,371

Basic Earnings Per Share	$.49	$.41	$1.29	$1.09

Diluted
Net income applicable to common shareholders	$13,044	$10,806	$34,511	$28,813

Add back:

Distributions on mandatorily redeemable convertible trust

preferred securities, net of tax	1,480	1,475	4,434	4,396

Net income applicable to common shareholders after
assumed conversion	$14,524	$12,281	$38,945	$33,209

Weighted average shares outstanding	26,822	26,398	26,775	26,371

Effect of diluted securities:

Common share equivalents	482	750	708	557

Common shares issuable upon conversion of mandatorily

redeemable convertible trust preferred securities	9,127	9,127	9,127	9,127

Diluted weighted average shares outstanding	36,431	36,275	36,610	36,055

Diluted Earnings Per Share	$.40	$.34	$1.06	$.92

4.	REVOLVING CREDIT AGREEMENTS AND EXTRAORDINARY CHARGE

On September 15, 2000 the Company entered into a new five-year revolving credit agreement and a new 364-day credit agreement, the latter of which, subject to certain conditions, can be converted by the Company after 364 days to a two-year term loan, with a group of commercial banks. These agreements provide the Company with the ability to borrow, on an unsecured basis, up to $375 million which, under certain conditions, can be increased by up to $50 million, limited to certain borrowing base calculations. In addition, the agreements contain certain restrictive financial and non-financial covenants. As of December 31, 2000, the Company was in compliance with these covenants.

In conjunction with the financing, the Company repaid, prior to its maturity date, amounts outstanding under the previously existing commercial bank finance agreement and recognized an extraordinary charge for early extinguishment of debt of $.5 million, net of $.3 million tax benefit, as a result of currently expensing financing fees associated with the former credit facility.

5.	BUSINESS SEGMENT INFORMATION

The Company’s operations are classified into two reporting segments: Computer Systems distribution and Industrial Electronics distribution. The Company’s two reportable business segments are managed separately based on product and market differences.

Computer Systems distributes mid-range computer systems, high-end platforms, software, storage and networking products.

Industrial Electronics distributes semiconductors and interconnect, passive and electromechanical products.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment income or loss based on operating income.

Business Segment Information

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2000	1999	2000	1999

Sales
Computer Systems	$429,258	$328,895	$1,072,309	$900,840

Industrial Electronics	349,524	339,447	1,096,404	974,797

Total Sales	$778,782	$668,342	$2,168,713	$1,875,637

Operating Income
Computer Systems	$14,881	$10,518	$24,320	$29,666

Industrial Electronics	17,857	16,542	64,710	43,745

Total Operating Income	$32,738	$27,060	$89,030	$73,411

Reconciliation to Income Before Income Taxes
Other income	(370)	(691)	(842)	(1,026)

Gain on sale of assets	—	—	—	(1,845)

Interest expense	9,354	7,227	25,287	19,649

Income Before Income Taxes	$23,754	$20,524	$64,585	$56,633

6.	COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the “Trust”) issued a total of $143.7 million of 6¾% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6¾% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debenture”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued, and the applicable Trust Document, provides a full and unconditional guarantee of the Trust’s obligations under the Trust Preferred Securities.

7.	CONTINGENCIES

The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8.	ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about a company’s ability to modify their information systems and educate their managers in time to apply the statement. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company will adopt SFAS No. 133 and SFAS No. 138 on April 1, 2001 and does not expect the adoption to have a significant effect on its financial statements.

On December 3, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 —Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for companies no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. For the Company, the effective date is the quarter ending March 31, 2001. The Company is in the process of reviewing its revenue recognition policies and procedures to ensure it will be in compliance with the requirements of SAB 101. Pioneer does not anticipate making significant changes to its revenue recognition policies to satisfy the requirements of SAB 101.

In September 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue Number 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires shipping and handling amounts billed to a customer to be classified as revenue. In addition, the EITF’s preference is to classify shipping and handling costs as “cost of sales,” but allows them to be classified elsewhere, for example “selling, general and administration expense,” provided both the amount and the line item are disclosed. This consensus is required to be adopted in the fourth quarter of fiscal 2001. For certain shipping and handling fees, the Company nets the charge to the customer with the cost incurred within its statement of operations on the line “warehouse, selling and administrative expenses.” In the fourth quarter of fiscal 2001, the Company will change this method of reporting to comply with this new consensus. The Company is in the process of determining the effect that adoption will have on its financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended December 31, 2000 Compared with
the Three Months Ended December 31, 1999

Following is certain financial data for the three-month period ended December 31, 2000 as compared with the same period in fiscal 2000, by segment where available.

	Three Months Ended December 31

(Dollars in Thousands)	2000	% of Sales	1999	% of Sales

Net Sales
Computer Systems	$429,258	55.1%	$328,895	49.2%

Industrial Electronics	349,524	44.9%	339,447	50.8%

	$778,782	100.0%	$668,342	100.0%

Cost of Goods Sold	$661,717	85.0%	$565,617	84.6%

Warehouse, Selling and Administrative Expenses	$84,327	10.8%	$75,665	11.3%

Operating Income
Computer Systems	$14,881	3.5%	$10,518	3.2%

Industrial Electronics	17,857	5.1%	16,542	4.9%

	$32,738	4.2%	$27,060	4.0%

Net Sales. Consolidated Net Sales for the three-month period ended December 31, 2000 increased $110.4 million or 17% over consolidated net sales in the prior three-month period ended December 31, 1999. Both of the Company’s segments contributed to this increase. The Industrial Electronics Division accounted for $349.5 million in sales for the quarter, a 3% increase over the same quarter in the prior year. The Computer Systems Division had record sales of $429.3 million, a 31% increase over the prior year. Growth in the Internet, communications and computer markets is driving demand for technology products, especially those sold by the Computer Systems Division. The increase in sales for the Computer Systems Division was the result of comparing a strong quarter, that included a gain in market share due to wide and enhanced product lines of servers and storage, with last year’s third quarter that had depressed sales attributable to Y2K concerns. The nominal increase in sales for the Industrial Electronics Division is primarily due to an industry-wide inventory correction which began late in the third quarter.

Cost of Goods Sold. Consolidated Cost of Goods Sold increased $96.1 million or 17%, comparable to the increase in sales, over the prior year quarter. The Company’s gross margin percentage was 0.4 points below gross margin for the third quarter of fiscal 2000. The increase in gross margin over the prior-year quarter for the Industrial Electronics Division, due to a beneficial product mix, was completely offset by the shift in mix to sales with lower margins reported by the Computer Systems Division.

Warehouse, Selling and Administrative Expenses. Warehouse, Selling and Administrative Expenses increased $8.6 million over the prior year quarter, but decreased slightly as a percentage of sales. A majority of the increase in these expenses can be attributed to an increase in compensation and fringes, specifically both annual compensation merit increases and sales incentives, as more incentives were paid on improved financial performance. In addition to compensation increases, outside services and training expenses have increased over the prior year as the Company is currently implementing several business initiatives.

Nine Months Ended December 31, 2000 Compared with
the Nine Months Ended December 31, 1999

	Nine Months Ended December 31

(Dollars in Thousands)	2000	% of Sales	1999	% of Sales

Net Sales
Computer Systems	$1,072,309	49.4%	$900,840	48.0%

Industrial Electronics	1,096,404	50.6%	974,797	52.0%

	$2,168,713	100.0%	1,875,637	100.0%

Cost of Goods Sold	$1,839,411	84.8%	$1,587,420	84.6%

Warehouse, Selling and Administrative Expenses	$240,272	11.1%	$214,806	11.5%

Operating Income
Computer Systems	$24,320	2.3%	$29,666	3.3%

Industrial Electronics	64,710	5.9%	43,745	4.5%

	$89,030	4.1%	$73,411	3.9%

Net Sales. Consolidated Net Sales for the nine-month period ended December 31, 2000 increased $293.1 million or 16% over consolidated net sales in the prior nine-month period ended December 31, 1999. The Industrial Electronics Division, accounted for $1,096.4 million in sales for the period, a 13% increase over the prior year. The Computer Systems Division accounted for $1,072.3 million in sales, a 19% increase over the prior year. The growth in the demand for technology products recognized in the first and second quarters of fiscal 2001, combined with third quarter record sales, resulted in strong sales performance year-to-date.

Cost of Goods Sold. Consolidated Cost of Goods Sold increased $252.0 million or 16%, comparable with the increase in sales. The improvement in gross margin for the Industrial Electronics Division was offset by the shift in mix to lower margin products in the Computer Systems Division.

Warehouse, Selling and Administrative Expenses. Warehouse, Selling and Administrative Expenses increased $25.5 million, or 12%, over the same time period in the prior year. The year-to-date increases are a result of increases in compensation and fringes and outside services.

Other Income and Expense, Income Taxes and Net Income

The components of other (income) expense and the effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2000	1999	2000	1999

Other Income	$(370)	$(691)	$(842)	$(2,871)

Interest Expense	$9,354	$7,227	$25,287	$19,649

Effective Tax Rate	38.9%	40.2%	39.0%	41.4%

The nine months ended December 31, 1999 reflected a $1.8 million gain on the sale and disposal of assets no longer required in the business.

Interest expense increased for both the three- and nine-month periods ended December 31, 2000 as compared with the same periods in 1999 primarily due to an increase in the average outstanding borrowings on the line of credit, as well as an increase in the effective interest rate over the prior year. Average outstanding borrowings have increased in order to fund increased working capital needs.

The effective tax rate for the nine months ended December 31, 2000 was lower compared with the same period a year ago due to the recognition of tax benefits related to operating loss carryforwards from the Company’s wholly-owned Canadian subsidiary.

Liquidity and Capital Resources

For the nine-month period ended December 31, 2000, net cash used for operating activities totaled $18.2 million, as compared to $6.4 million of net cash used for operations for the same period in the prior year. At December 31, 2000, $77.3 million of cash used for operating activities related to working capital changes. Current assets increased by $193.6 million and current liabilities increased by $66.8 million during the nine-month period ended December 31, 2000, resulting in an increase of $126.7 million in working capital, over the prior year. The current ratio was 2.7:1 at December 31, 2000 and March 31, 2000. The working capital increase related primarily to increases in accounts receivable and higher inventory levels, which increased to $468.3 million and $461.5 million, respectively, at December 31, 2000. Accounts receivable increased as a result of increased sales for the month of December 2000, compared with sales in December, 1999. The inventory increase is the result of a build-up in the Industrial Electronics Division's inventory to support record sales growth in the summer months, long manufacturer lead times, product allocations and product backlog. Incoming third quarter component inventory shipments could not be adjusted quickly enough in reaction to the inventory correction late in the third quarter, leaving a higher than normal inventory balance at December 31, 2000.

Net cash used for investing activities was $40.0 million for the nine months ended December 31, 2000, compared with $34.5 million for the same period in fiscal year 2000. This cash was used primarily to: increase the Company’s investments in both its Taiwan and United Kingdom affiliates; acquire a minority equity interest in a German computer systems distributor; acquire the remaining 49% interest of a company in which Pioneer previously held a 51% interest; and acquire an 85% interest in a software company. Net cash provided by financing activities was $78.3 million, as compared with $42.7 million for the same nine-month period in the prior year. The increase between years primarily represents borrowings against the revolving line of credit to fund the increase in working capital.

On September 15, 2000, the Company entered into a new five-year revolving credit agreement and a new 364-day credit agreement, the latter of which, subject to certain conditions, can be converted by the Company after 364 days to a two-year term loan, with a group of commercial banks. These agreements provide the Company with the ability to borrow, on an unsecured basis, up to $375 million which, under certain conditions, can be increased by up to $50 million, limited to certain borrowing base calculations. In addition, the agreements contain certain restrictive financial and non-financial covenants. As of December 31, 2000, the Company was in compliance with these covenants.

In conjunction with the financing, the Company repaid, prior to its maturity date, amounts outstanding under the previously existing commercial bank finance agreement. Concurrently with this transaction, the Company recognized an extraordinary charge for early extinguishment of debt of $.5 million, net of $.3 million tax benefit, as a result of currently expensing financing fees associated with the former credit facility.

Management estimates that capital expenditures for the fiscal year 2001 will approximate $22 million. This estimate includes approximately $7.7 million for the conversion and implementation to an Oracle financial reporting system, which became operational in mid-February, 2001. Total capital expenditures for year-to-date fiscal 2001 were $14.8 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

The Company capitalized approximately $34.2 million in fiscal 1998 and 1999 in connection with the acquisition and installation of an enterprise-wide information technology (“IT”) system. Amounts representing approximately $11.5 million of these expenditures were operational in fiscal 1999. Subsequent to the quarter ended December 31, 2000, an additional $8.5 million of these expenditures became operational in conjunction with the completion of the Oracle financial software system implementation. The balance of $14.2 million represents work-in-process components which are not yet operational. The Company is evaluating these components as part of its evaluation of a company-wide IT strategy and presently has no reason to believe that these components will not become operational. It is anticipated that an update of the enterprise-wide IT strategy will be completed in the fourth quarter of fiscal 2001.

Forward-Looking and Cautionary Statements

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

The Company’s primary interest rate risk exposure results from the revolving credit facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (one percent) from December 31, 2000 rates, and assuming no changes in debt from December 31, 2000 levels, the additional annualized net expense, after tax, would be approximately $1.4 million or $.04 per diluted share.

The Company has investments, assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. The primary foreign currencies creating foreign exchange risk are the Canadian dollar, British pound, German mark, Euro and New Taiwan dollar. The Company owns a 20% interest in a German computer systems distributor that uses the mark as its functional currency, but also has the ability to operate in the Euro currency. At January 1, 1999, the Euro was fixed to the German mark at a rate of 1.95583. Since this rate is fixed, foreign exchange risk does not exist for the German mark, but could be impacted by fluctuations in the Euro. Monthly measurement, evaluation and forward exchange contracts are employed as methods to reduce this risk. At December 31, 2000, the Company held the following foreign exchange contract:

	Functional Contract
Contract Terms	Amount	Exchange Rate	Maturity Date

Pay US$/ Receive CDN $	US $2,800,000	1.4994	1/31/2001

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	EXHIBITS

None.

	(b)	Reports on Form 8-K

Date	Subject

October 26, 2000	Quarterly Earnings Release for the three and six month periods ended September 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date: February 14, 2001	/S/ James L. Bayman

James L. Bayman
Chairman & CEO

Date: February 14, 2001	/S/ Steven M. Billick

Steven M. Billick
Senior Vice President & CFO