Form 10-K
period 2001-03-31
PIONEER STANDARD ELECTRONICS INC
filed 2001-06-28
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the transition period from ________________ to ________________

Commission File No. 0-5734

PIONEER-STANDARD ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0907152 (I.R.S. employer identification no.)

6065 Parkland Boulevard,

Mayfield Heights, Ohio	44124

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (440) 720-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Shares, without par value
Common Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [   ]

The aggregate market value of voting shares of the Registrant held by non-affiliates was $310,813,679 as of June 11, 2001, computed on the basis of the last reported sale price per share ($12.38) of such shares on the NASDAQ National Market.

As of June 11, 2001, the Registrant had the following number of Common Shares outstanding: 31,663,220

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended March 31, 2001 are incorporated by reference into Parts II and IV of this Form 10-K.

      Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 24, 2001 are incorporated by reference into Part III of this Form 10-K.

      Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2001.

PART I

Item 1. Business

General and Signficant Events

      Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 6065 Parkland Boulevard, Mayfield Heights, Ohio 44124 (telephone number (440) 720-8500). Except as otherwise stated, the term “Company” as used herein shall mean Pioneer-Standard Electronics, Inc. and its subsidiaries.

      The Company is a broad-line distributor of electronic components and mid-range computer products for leading manufacturers and strives to be the preferred strategic link between suppliers and customers. The Company operates warehouse, distribution and value added centers throughout North America. In addition, the Company continues to increase its global presence through strategic investments. These investments further the Company’s growth strategy by offering access to an extensive distribution network in the Asia Pacific region and Europe, and to markets within the United States.

      During fiscal 2001, the Company acquired an equity interest in Magirus AG, a European computer systems distributor headquartered in Stuttgart, Germany. The Company also increased its investments in existing affiliates, World Peace Industrial Co. Ltd., an Asian distributor of electronics headquartered in Taipei, Taiwan, and Eurodis Electron PLC, a European distributor of electronic components headquartered in London, England.

      The Company has made strategic investments in small start-up software companies that offer tool sets with the potential to dramatically improve supply chain management in the electronic components industry. The Company acquired an 85% interest in Supplystream, Inc., a company specializing in supply chain decision support tools. The Company also made a financial investment in Aprisa, Inc., a company that provides Web-based engineering services to speed product to market by enabling a fast and thorough design discovery process.

Description of Segments

      Historically, the Company’s operations have been classified into two reportable business segments, the distribution of electronic components and the distribution of computer products, which are managed separately based on product and market differences. During the fourth quarter of 2001, in combination with the completion of a financial system implementation and enhancements to internal reporting available for senior management decisions, the Company redefined its reportable segments and established a third segment, Corporate and Other. The revised segment presentation reflects how management allocates resources, measures performance and views the overall business.

      Industrial Electronics. The Company’s Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical (“IPE”) components, power supplies and embedded computer products. Semiconductors are the building blocks of computer chips and include microprocessors, memory and programmable logic devices, and analog and digital integrated circuits. IPE products are devices that move or use an electrical signal and include capacitors, connectors, resistors, switches and power conditioning equipment. This segment also provides value added services associated with industrial electronic products, such as point of use inventory management, just-in-time kitting operations, turnkey assembly, memory and logic device programming, connector and cable assemblies to customer specifications and power products integration. Sales of industrial electronics products constituted 51% of the Company’s total sales in fiscal 2001, compared with 52% in 2000 and 50% in 1999.

      The semiconductor market historically has experienced fluctuations in product supply and demand associated with technology changes and supply capability occurring from time to time. At times when product supply has been high relative to demand, prices for those products have declined. The Company has attempted to minimize the effect of these price fluctuations in its distribution arrangements. The Company’s gross margins may nevertheless be negatively affected if an excess supply of semiconductors causes a general decline in prices for those products. If there is a shortage of semiconductor supply, the Company’s results of operations will depend on how much product it is able to obtain from suppliers and how quickly the Company receives shipments of those products.

There can be no assurance that supply and demand fluctuations in the semiconductor market will not have a material adverse effect on the Company’s results of operations and business.

      Computer Systems. The Company’s Computer Systems Division is a distributor and reseller of mid-range computer systems and high-end platforms, storage subsystems, software, servers and networking products. As a complement to its systems distributor operations, the Company provides value added services, including systems integration, enterprise resource planning systems design and network consulting. The Company’s systems products and value added services accounted for 49% of the Company’s sales in fiscal 2001 compared with 48% in 2000 and 50% in 1999.

      The Computer Systems Division distributes many products that are used in the manufacturing or configuration of mid-range computer systems and high-end platforms. The technology used in these products has changed rapidly over the last several years, resulting in short product life cycles. Because the Company’s customers have been forced to replace systems that have become technologically obsolete in a relatively short period of time, the Company has experienced substantial demand for these products that has contributed significantly to its revenue growth. A slowdown in this market could have a substantial negative effect on the Company’s revenues and results of operations.

      Corporate & Other. Corporate & Other primarily includes investments in affiliates and selected other assets, fixed assets, related depreciation and goodwill amortization, certain corporate management costs and special charges.

      For financial information regarding the Company’s business segments, see Note 13 of the Notes to Consolidated Financial Statements of the Company.

Products Distributed And Sources of Supply

      The Company distributes products supplied by more than 200 manufacturers. A majority of the Company’s revenues comes from products sourced by relatively few suppliers. During the 2001 fiscal year, products purchased from the Company’s three largest suppliers accounted for 53% of the Company’s sales volume. The largest three suppliers, Compaq, IBM and Intel Corporation, supplied 18%, 24% and 11%, respectively, of the Company’s sales volume. The loss of any one of the top three suppliers and/or a combination of certain other suppliers could have a material adverse effect on the Company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the Company.

Inventory

      The Company must maintain certain levels of inventory in order to ensure that the lead times to its customers remain competitive. However, to minimize its inventory exposure, the Company has arrangements with certain of its suppliers for just-in-time product delivery. The majority of the products sold by the Company are purchased pursuant to distributor agreements, which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. Although the Company believes that its relationships with suppliers are good, there can be no assurance that the Company’s suppliers will continue to supply products to the Company on terms acceptable to the Company.

      The Company’s results of operations depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the markets for industrial electronics and computer systems products. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards; identifying, obtaining and successfully marketing new products as they emerge; and minimizing the risk of loss due to inventory obsolescence. Some of the Company’s competitors may be able to market products that have perceived advantages over the products distributed by the Company or that render the products distributed by the Company obsolete or more difficult to market. Although the Company attempts to minimize the effects of inventory obsolescence in its distribution arrangements, the Company may have high inventories of unsold product if a new technology renders a product distributed by the Company less desirable or obsolete. In addition, customers may be less willing, for financial or other reasons, to purchase the new products necessary to use new technologies.

Customers

      The Company serves customers in many major markets of North America. Both of the Company’s operating segments have a varied customer base which includes original equipment manufacturers (which constitute the core customer base of the Industrial Electronics segment), value added resellers, research laboratories, government agencies and commercial end-users, including manufacturing companies and service and other non-manufacturing organizations. No single customer accounted for more than ten percent of the Company’s total sales or the sales of either operating segment during the fiscal year 2001.

Backlog

      The Company historically has not had a significant backlog of orders, although some shipments may be scheduled for delivery over an extended period of time. There was not a significant backlog at March 31, 2001.

Competition

      The sale and distribution of electronic components and computer systems products are highly competitive, primarily with respect to price and product availability, but also with respect to service, variety and availability of products carried, number of locations and promptness of service. The Company also faces intense competition with respect to obtaining sources of supply for products distributed, and in developing and maintaining relationships with customers. In the case of semiconductor and computer systems products, the Company competes for customers with other distributors as well as with some of its suppliers. Many of the distributors with which the Company competes are regional or local distributors. However, several of the Company’s strongest competitors have national and international distribution businesses and have greater financial and other resources, which may enable them to compete more effectively. Also, it is possible that an increasing number of suppliers may decide to distribute products directly to the customer, which would further heighten competitive pressures. Due to continuing competitive pressures, the Company’s margins have declined in recent years, and the Company expects continued pressure on margins in the foreseeable future.

      Industry Consolidation. The electronic components distribution industry and the computer systems distribution industry have become increasingly concentrated in recent years as companies have combined or formed strategic alliances. If this trend continues, new business combinations or strategic alliances may have a competitive advantage if their potentially greater financial, technical, marketing or other resources allow them to negotiate relationships with suppliers that are more favorable than the Company’s relationships with its suppliers. If such relationships develop, these new business combinations or strategic alliances may be able to offer lower prices that could precipitate an industrywide decline in prices. This decline would have a negative impact on the Company’s margins, and could cause a decline in the Company’s revenues and loss of market share.

Growth through Acquisitions

      The Company continually reviews acquisition prospects and strategic alliances that could complement its existing lines of business and its balanced business model, augment its volume and/or geographic coverage or provide opportunities to expand into new markets. The Company’s continued growth depends in part on its ability to find suitable acquisition candidates and to consummate strategic acquisitions. To fund acquisition costs, the Company may issue equity securities, which could dilute the holdings of existing shareholders, or incur debt, which could result in additional leveraging. These actions could have a material adverse effect on the Company’s financial condition and results of operations or the price of the Company’s Common Shares. Furthermore, acquiring businesses always entails risk and uncertainties. The Company may not be able to integrate the operations of the acquired businesses successfully, and the failure to do so could have a material adverse impact on the Company’s business and results of operations.

Employees

      As of March 31, 2001, the Company had 2,581 employees. The Company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Distribution

      The Company distributes its products principally in the United States and Canada. Export sales are not a significant portion of the Company’s sales.

Item 2. Properties

      The Company owns an 87,000 square foot facility and a 32,000 square foot facility, each located in Cleveland, Ohio. The larger facility houses certain corporate, accounting and information system functions, while the smaller building serves as a corporate storage facility. In addition, the Company owns a 106,000 square foot facility, located in Twinsburg, Ohio. The Twinsburg facility houses the Company’s Industrial Electronics Distribution Center. Certain of the Company’s corporate offices are located in a 60,450 square foot facility in Mayfield Heights, Ohio, to which the Company entered into an 11-year lease in April 1999. The Company’s operations occupy a total of approximately 1,427,000 square feet, with the majority, approximately 1,284,000 square feet, devoted to product distribution facilities and sales offices. Of the approximately 1,427,000 square feet occupied, 225,000 square feet are owned and 1,202,000 square feet are occupied under operating leases. The Company’s facilities of 100,000 square feet or larger, as of March 31, 2001, are set forth in the table below.

	Type of	Approximate	Leased or	Segment
Location	Facility	Square Footage	Owned	Using Facility

Solon, Ohio	Distribution	225,750	Leased	Industrial Electronics

Solon, Ohio	Distribution	224,600	Leased	Computer Systems

Solon, Ohio	Distribution	102,500	Leased	Industrial Electronics and Computer Systems

Twinsburg, Ohio	Distribution	106,000	Owned	Industrial Electronics

      The Company’s major leases contain renewal options for periods of up to ten years. For information concerning the Company’s rental obligations, see Note 4, Lease Commitments, of the Notes to Consolidated Financial Statements of the Company. The Company believes that its distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the Company.

Item 3. Legal Proceedings

      The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its respective business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended March 31, 2001.

Item 4A. Executive Officers of the Registrant

      The information under this item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

      The table on the following page sets forth the name, age, current position and principal occupation and employment during the past five years through June 1, 2001 of the Company’s executive officers.

Name	Age	Current Position	Other Positions

James L. Bayman	64	Chairman of the Board of the Company since April 1, 1996 and Chief Executive Officer of the Company since April 3, 1995.	President of the Company from June 1984 to April 1, 1996. Chief Operating Officer of the Company from 1984 to April 1995.

Arthur Rhein	55	President and Chief Operating Officer of the Company since April 29, 1997.	Senior Vice President of the Company from 1993 to April 29, 1997 and Vice President – Marketing of the Company from 1986 to 1993.

Robert J. Bailey	44	Senior Vice President, Marketing of the Company’s Computer Systems Division since March 1998.	From prior to 1996 to March 1998, Vice President of Marketing of the Computer Systems Division.

Steven M. Billick	45	Senior Vice President and Chief Financial Officer of the Company since April 26, 2000.	From 1998 to April 2000, Business Consultant for Management Consulting Services. From 1996 to 1998, Senior Vice President, Treasurer and Chief Financial Officer of Signature Brands, Inc.

Peter J. Coleman	46	Senior Vice President, Sales of the Company’s Computer Systems Division since April 1998.	From 1996 to 1998, Vice President of Sales of the Computer Systems Division.

Jean M. Miklosko	41	Vice President and Treasurer since October 24, 2000.	From 1997 to 2000, Treasurer for The Geon Company. From prior to 1996 to 1997, Director, Corporate Finance & Banking and Assistant Treasurer for The Geon Company.

Thomas G. Pitera	46	President of the Company’s Industrial Electronics Division since April 1, 1998.	From 1996 to 1998, Vice President of Sales of the Industrial Electronics Division.

James L. Sage	46	Senior Vice President and Chief Information Officer since May 2001.	From April 2000 to May 2001, Vice President and Chief Information Officer. From 1998 to April 2000, Vice President, Information Systems. From 1997 to 1998, Director of Software Development. From 1996 to 1997, Vice President of Information Services for OfficeMax.

Richard A. Sayers II	50	Senior Vice President, Corporate Services, since April 2000.	From 1998 to April 2000, Senior Vice President, Human Resources. From 1997 to 1998, Managing Director, Human Resources, for PricewaterhouseCoopers. Prior to 1996 to 1997, Corporate Vice President, Human Resources, for Invacare Corporation.

Lawrence N. Schultz	53	Secretary of the Company since 1999.	From prior to 1996 to 2001, Partner of the law firm of Calfee, Halter & Griswold LLP (1)

Kathryn K. Vanderwist	41	Vice President, General Counsel and Assistant Secretary since April 2001.	From April 2000 to April 2001, General Counsel and Assistant Secretary. From July 1999 to March 2000, Corporate Counsel. From 1998 to July 1999, Litigation Attorney for Nestle USA, Inc. From prior to 1996 to 1999, Corporate Counsel and Assistant Secretary for Signature Brands, Inc.

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the Company.

      There is no relationship by blood, marriage or adoption among the previously-listed officers. Messrs. Bayman, Rhein and Billick hold office until terminated as set forth in their employment agreements. All other executive officers serve until his or her successor is elected and qualified.

PART II

Item 5. Market For Registrant’s Common Equity and Related Shareholder Matters

      The Company’s Common Shares, without par value, are traded on the NASDAQ National Market. Common Share prices are quoted daily under the symbol “PIOS.” The high and low sales prices for the Common Shares, the cash dividends paid on the Common Shares and additional information for each quarter of the two most recent fiscal years required by this Item are set forth on page 34 of the Company’s 2001 Annual Report to Shareholders, under the heading “Quarterly Financial Data (Unaudited) and Share Information,” which information is incorporated herein by reference.

      Cash dividends are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The Company maintains a Dividend Reinvestment Plan whereby cash dividends and additional monthly cash investments up to a maximum of $5,000 per month may be invested in the Company’s Common Shares at no commission cost.

      On April 27, 1999, the Company adopted a Common Share Purchase Rights Plan. For further information about the Common Share Purchase Rights Plan, see Note 10, Shareholders’ Equity, of the Notes to Consolidated Financial Statements of the Company.

Item 6. Selected Financial Data

      The information required by this Item is set forth on page 35 of the Company’s 2001 Annual Report to Shareholders, under the heading “Selected Financial Data,” which information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

      The information required by this Item is set forth on pages 16 through 20 of the Company’s 2001 Annual Report to Shareholders, under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this Item is set forth on page 20 of the Company’s 2001 Annual Report to Shareholders, under the heading “Quantitative and Qualitative Disclosures About Market Risk,” which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The information required by this Item is set forth on pages 21 through 34 of the Company’s 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this Item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s Proxy Statement to be used in connection with the Company’s 2001 Annual Meeting of Shareholders to be held on July 24, 2001 (the “2001 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than ten percent of the Company’s equity securities will be set forth in the 2001 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the Company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

      The information required by this Item is set forth in the Company’s 2001 Proxy Statement under the captions, “Compensation of Executive Officers,” “Information Regarding Meetings and Committees of the Board of Directors and Compensation of Directors,” “Supplemental Executive Retirement Plan,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation,” and “Shareholder Return Performance Presentation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is set forth in the Company’s 2001 Proxy Statement under the caption “Share Ownership,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

      (1) Financial Statements. The following Consolidated Financial Statements of the Company and its subsidiaries and the report of Independent Auditors thereon, included in the Company’s 2001 Annual Report to Shareholders on pages 21 through 33, are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Income for the years ended March 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of March 31, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Auditors

      Quarterly financial data, included in the Company’s 2001 Annual Report to Shareholders at page 34, are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

      (2) Financial Statement Schedules. The following Consolidated Financial Statement Schedule of the Company and its subsidiaries and the Report of Independent Auditors thereon are filed as part of this Annual Report on Form 10-K, and should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries included in the Company’s 2001 Annual Report to Shareholders:

Report of Independent Auditors

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2001, 2000 and 1999

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

      (3) Listing of Exhibits
      See the Index to Exhibits at page E-1 of this Form 10-K.

(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 28, 2001.

PIONEER-STANDARD ELECTRONICS, INC.

/s/ James L. Bayman James L. Bayman Chairman, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 28, 2001.

Signature	Title

/s/ JAMES L. BAYMAN James L. Bayman	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ARTHUR RHEIN Arthur Rhein	President, Chief Operating Officer and Director

/s/ STEVEN M. BILLICK Steven M. Billick	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ CHARLES F. CHRIST Charles F. Christ	Director

/s/ THOMAS A. COMMES Thomas A. Commes	Director

/s/ VICTOR GELB Victor Gelb	Director

/s/ KEITH M. KOLERUS Keith M. Kolerus	Director

/s/ EDWIN Z. SINGER Edwin Z. Singer	Director

/s/ THOMAS C. SULLIVAN Thomas C. Sullivan	Director

/s/ KARL E. WARE Karl E. Ware	Director

REPORT OF INDEPENDENT AUDITORS

Shareholders and the Board of Directors
Pioneer-Standard Electronics, Inc. and Subsidiaries

We have audited the consolidated financial statements of Pioneer-Standard Electronics, Inc. and Subsidiaries as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001 and have issued our report thereon dated May 7, 2001, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the consolidated financial statement schedule listed in item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST AND YOUNG LLP

Cleveland, Ohio
May 7, 2001

PIONEER-STANDARD ELECTRONICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(Dollars in Thousands)	Balance at
	Beginning of	Charged to Cost	Deductions - Net	Balance at End
Description	Period	and Expenses	Write-Offs	of Period

2001

Allowance for doubtful accounts	$5,681	$11,118	$(13,047)	$3,752

Inventory valuation reserve	$6,770	$7,876	$(6,790)	$7,856

2000

Allowance for doubtful accounts	$6,035	$3,269	$(3,623)	$5,681

Inventory valuation reserve	$5,397	$3,786	$(2,413)	$6,770

1999

Allowance for doubtful accounts	$7,798	$(1,277)	$(486)	$6,035

Inventory valuation reserve	$5,661	$3,157	$(3,421)	$5,397

Pioneer-Standard Electronics, Inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).

(b)	Amended Code of Regulations, as amended, of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).

4(a)	Rights Agreement, dated as of April 27, 1999, by and between the Company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 0-5734).

(b)	Indenture, dated as of August 1, 1996, by and between the Company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).

(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the Company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-07665).

(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(f)	Junior Subordinated Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(g)	First Supplemental Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(h)	Form of 6 3/4% Convertible Preferred Securities (Included in Exhibit 4(m)), which is incorporated herein by reference to Exhibit 4(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures (Included in Exhibit 4(o)), which is incorporated herein by reference to Exhibit 4(q) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

Exhibit No.	Description

(j)	Guarantee Agreement, dated March 23, 1998, between the Company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(k)	Agreement and Plan of Merger, dated as of January 15, 1998, by and among Dickens Data Systems, Inc., the Selling Shareholders named therein, Pioneer-Standard Electronics, Inc. and Pioneer-Standard of Georgia, Inc., which is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K for February 27, 1998 (File No. 0-5734). (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)

*10(a)	Retirement Agreement, effective March 31, 1996, by and between the Company and Preston B. Heller, Jr., which is incorporated herein by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-5734).

*(b)	Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

*(c)	The Company’s 1982 Incentive Stock Option Plan, as amended, which is incorporated by reference to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).

*(d)	The Company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Reg. No. 33-53329).

*(e)	The Company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (Reg. No. 333-07143).

(f)	Credit Agreement, dated as of March 27, 1998, among Pioneer-Standard Electronics, Inc., National City Bank, the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(g)	First Amendment to Credit Agreement, dated as of May 1, 1998, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

(h)	Second Amendment to Credit Agreement, dated as of March 31, 1999, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-5734).

(i)	Third Amendment to Credit Agreement and Waiver, dated as of May 5, 2000, by and among Pioneer-Standard Electronics, Inc., the several lending institutions party to the agreement and National City Bank, as Agent, which is incorporated herein by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).

Exhibit No.	Description

*(j)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

*(k)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

*(l)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).

*(m)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).

*(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Thomas G. Pitera, which is incorporated herein by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).

*(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Thomas G. Pitera, which is incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).

*(p)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).

*(q)	Amended and Restated Employment agreement, effective April 1, 2000, between Pioneer-Standard Electronics, Inc. and James L. Bayman, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

*(r)	Amended and Restated Employment agreement, effective April 1, 2000, between Pioneer-Standard Electronics, Inc. and Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

*(s)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

(t)	Five-Year Credit Agreement Dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the Lenders, and Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

Exhibit No.	Description

(u)	364-Day Credit Agreement Dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Lenders, Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

(v)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000.

*(w)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey.

*(x)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey.

*(y)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman.

*(z)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman.

13	Portions of the Company’s 2001 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

99(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

99(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 0-5734).

*	Denotes a management contract or compensatory plan or arrangement.

E-4