Form 10-Q
period 2001-06-30
PIONEER STANDARD ELECTRONICS INC
filed 2001-08-13
CIK 78749

PART I -- FINANCIAL INFORMATION
PART II -- OTHER INFORMATION

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

Yes   X      No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of August 1, 2001: 31,716,581. (Includes 3,965,740 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I.  FINANCIAL INFORMATION

Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2001 and 2000

Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited) and March 31, 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000

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

Signature

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30

(Dollars In Thousands, Except Share and Per Share Data)	2001	2000

Net Sales	$595,394	$677,857

Operating Costs and Expenses:

Cost of goods sold	509,815	575,993

Warehouse, selling and administrative expenses	74,299	75,099

Operating Income	11,280	26,765

Other (Income) Expense

Other income, net	(1,169)	(45)

Interest expense	7,300	7,637

Income Before Income Taxes	5,149	19,173

Provision for income taxes	1,973	7,477

Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,480	1,475

Net Income	$1,696	$10,221

Per Share Data:

Basic	$.06	$.38

Diluted	$.06	$.32

Dividends Per Share	$.03	$.03

Weighted Average Shares Outstanding:

Basic	26,916,605	26,725,638

Diluted	27,484,202	36,752,107

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2001 are unaudited)

	June 30	March 31
(Dollars In Thousands, Except Share Data)	2001	2001

ASSETS

Current Assets
Cash and cash equivalents	$35,710	$41,812

Accounts receivable, net	365,014	410,261

Merchandise inventory, net	390,993	403,327

Other	11,548	10,438

Total Current Assets	803,265	865,838

Goodwill, net	153,989	155,036

Investments in Affiliated Companies	44,719	58,057

Other Assets	10,973	10,834

Property and Equipment, net	90,288	93,845

Total Assets	$1,103,234	$1,183,610

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$230,407	$236,090

Accrued salaries, wages, commissions and benefits	10,930	15,625

Other accrued liabilities	20,549	17,521

Current maturities of long-term debt	182	189

Total Current Liabilities	262,068	269,425

Long-Term Debt	330,028	390,999

Other Long-Term Liabilities	21,303	25,179

Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,750

Shareholders’ Equity Common stock, at $.30 stated value; 31,667,981 and 31,668,411 shares outstanding, including 4,056,202 subscribed-for shares, in June and March, respectively	9,419	9,419

Capital in excess of stated value	127,743	125,595

Retained earnings	271,114	270,246

Unearned employee benefits	(51,919)	(49,688)

Unearned compensation on restricted stock	(4,782)	(5,280)

Accumulated other comprehensive income (loss)	(5,415)	3,965

Total Shareholders’ Equity	346,160	354,257

Total Liabilities and Shareholders’ Equity	$1,103,234	$1,183,610

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30

(Dollars in Thousands)	2001	2000

Operating Activities:

Net income	$1,696	$10,221

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Depreciation	3,492	3,636

Amortization	3,769	3,557

Deferred income taxes	(131)	124

Other non-cash items	(193)	(537)

Changes in working capital, excluding effect of acquisitions

(Increase) decrease in accounts receivable	46,033	(1,020)

(Increase) decrease in inventory	12,497	(69,752)

Increase (decrease) in accounts payable	(5,828)	8,386

Decrease in accrued salaries and wages	(4,736)	(11,222)

Increase in other accrued liabilities	2,513	12,277

Other working capital changes	75	1,777

Other	303	204

Total adjustments	57,794	(52,570)

Net cash provided by (used for) operating activities	59,490	(42,349)

Investing Activities:

Additions to property and equipment	(2,015)	(3,338)

Acquisitions of businesses	—	(1,500)

Investments in affiliates	(2,000)	(9,639)

Net cash used for investing	(4,015)	(14,477)

Financing Activities:

(Payments) borrowings on notes payable	—	(8,022)

Revolving credit (payments) borrowings	(60,940)	58,000

Dividends paid	(828)	(823)

Other	(18)	1,521

Net cash provided by (used for) financing activities	(61,786)	50,676

Effect of Exchange Rate Changes on Cash	209	402

Net Change in Cash	(6,102)	(5,748)

Cash at Beginning of Period	41,812	34,253

Cash at End of Period	$35,710	$28,505

Non-Cash Transactions:
Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the three-month periods ended June 30, 2001 and 2000, depreciated $8.8 million and appreciated $4.2 million, respectively.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and the results of its operations and cash flows for the three-month periods ended June 30, 2001 and 2000 have been included.

Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Reclassifications: Certain amounts in the prior period’s Unaudited Condensed Consolidated Statement of Income and Statement of Cash Flows have been reclassified to conform with the current period’s presentation.

2.  RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. The Company has not yet completed its analysis of the new pronouncements and has not yet determined the effects of these changes on the Company’s financial position or results of operations.

3.  DERIVATIVES

Effective April 1, 2001, Pioneer adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) in the equity section of the consolidated balance sheet and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 resulted in a charge to “OCI” of $.2 million, net of $.1 million tax benefit for a change in accounting relating to the Company’s derivative instruments.

The Company’s primary objective for holding derivative financial instruments is to market risks associated with fluctuations in foreign currency and interest rates. The Company’s derivative instruments are recorded at fair value and are included in “Investments in Affiliated Companies,” “Other Assets” and “Other Accrued Liabilities” on the accompanying Unaudited Condensed Consolidated Balance Sheet. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of assets and liabilities. As part of its strategic investment program, the Company also invests in equity derivative instruments, such as warrants, that are not designated as hedging instruments. The gains and losses from changes in fair values of these equity derivatives are recognized in “Other (Income) Expense” in the accompanying Unaudited Condensed Consolidated Statement of Income. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined by SFAS No. 133.

Foreign Currency Exchange Contracts - The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts are used to hedge short-term firm commitments and transactions denominated in currencies other than the subsidiaries’ functional currency. These contracts are not designated as hedging instruments. The gains and losses from changes in the market value of these contracts are recognized in “Other (Income) Expense” and offset the foreign exchange gains and losses on the underlying transactions. At June 30, 2001, the Company held one 30-day forward foreign currency exchange contract, denominated in Canadian dollars, in the notional amount of $2.5 million.

Interest Rate Swaps - The Company uses interest rate swap agreements to partially reduce risks related to floating-rate financing agreements, which are subject to changes in the market rate of interest. These are designated as cash flow hedges. At June 30, 2001, the Company held two interest rate swaps, each with a notional amount of $25 million. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from one to three years in maturity. The Company’s interest rate swap agreements and its variable rate financing are predominately based upon three-month LIBOR. These interest rate swap agreements qualify for hedge accounting and hedge effectiveness is measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap. Any ineffectiveness would be recognized in interest expense. For the first quarter of fiscal year 2002, there was no ineffectiveness that would have resulted in income statement recognition.

The mark-to-market effect of the interest rate swap agreements, which qualify for hedge accounting treatment, has been included in OCI. Based upon market valuations at June 30, 2001, approximately $.6  million of the net deferred loss in OCI is expected to be reclassified into the statement of income over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

4.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended
	June 30

(Dollars in Thousands)	2001	2000

Net Income	$1,696	$10,221

Other Comprehensive Income (Loss) Cumulative Effect of Change in Accounting for Derivatives and Hedging	(218)	—

Reclassification of hedging activity into earnings	61	—

Current Period Cash Flow Hedging Activity	(60)	—

Unrealized Gain (Loss) on Investments	(8,814)	4,195

Foreign Currency Translation Adjustment	(349)	(381)

Total Other Comprehensive Income (Loss)	(9,380)	3,814

Comprehensive Income (Loss)	$(7,684)	$14,035

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

6.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the “Trust”) issued a total of $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debenture”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued, and the applicable Trust document, provides a full and unconditional guarantee of the Trust’s obligations under the Trust Preferred Securities.

7.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing Net Income by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Securities or other contracts to issue common stock are included in the per share calculations where the effect of their inclusion would be dilutive.

The computation of basic and diluted earnings per share for the three months ended June 30, 2001 and 2000 are as follows:

	Three months ended
	June 30

(In thousands, except per share amounts)	2001	2000

Weighted average number of shares

Basic	26,917	26,726

Common shares issuable upon conversion of Trust Preferred Securities	—	9,127

Common equivalent shares	567	899

Diluted	27,484	36,752

Net income on which basic earnings per share is calculated	$1,696	$10,221

Distributions on Trust Preferred Securities	—	1,475

Net income on which diluted earnings per share is calculated	$1,696	$11,696

Earnings per share
Basic	$.06	$.38

Diluted	$.06	$.32

For the three months ended June 30, 2001, 9,126,932 common shares issuable upon conversion of Trust Preferred Securities and 2,924,000 stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

8.  BUSINESS SEGMENT INFORMATION

Historically, the Company’s operations have been classified into two reportable business segments, the distribution of electronic components and the distribution of mid-range computer products, which are managed separately based on product and market differences. Industrial Electronics products primarily include semiconductors, and interconnect, passive and electromechanical products. Computer Systems products primarily include mid-range computer systems, high-end platforms and networking products.

In the fourth quarter of Fiscal 2001, in combination with the completion of a financial system implementation and enhancements to internal reporting available for senior management decisions, the Company redefined its reportable segments and established a third segment, Corporate and Other. Corporate and Other primarily includes investments in affiliates and selected other assets, fixed assets, related depreciation and goodwill amortization, certain corporate management costs and special charges. The new segment presentation reflects how management allocates resources, measures performance and views the overall business. Segment information for June 30, 2000 has been restated for comparative purposes.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

	Three Months Ended
	June 30

(Dollars In Thousands)	2001	2000

Net Sales

Industrial Electronics	$269,180	$359,753

Computer Systems	326,214	318,104

Total Net Sales	$595,394	$677,857

Operating Income

Industrial Electronics	$5,787	$24,240

Computer Systems	11,547	6,522

Corporate & Other	(6,054)	(3,997)

Operating Income	$11,280	$26,765

Reconciliation to Income Before Income Taxes

Other income, net	(1,169)	(45)

Interest expense	7,300	7,637

Income before Income Taxes	$5,149	$19,173

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
               AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

Following is certain financial data for the three-month period ended June 30, 2001 as compared with the same period in fiscal 2001, by segment where available.

	Three Months Ended June 30

(Dollars in Thousands)	2001		2000

Net Sales
Industrial Electronics	$269,180	45.2%	$359,753	53.1%

Computer Systems	326,214	54.8%	318,104	46.9%

Consolidated Net Sales	$595,394	100.0%	$677,857	100.0%

Cost of Goods Sold	509,815	85.6%	575,993	85.0%

Gross Profit	85,579	14.4%	101,864	15.0%

Operating Costs	74,299	12.5%	75,099	11.1%

Operating Income	$11,280	1.9%	$26,765	4.0%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Three Months Ended June 30

(Dollars in Thousands)	2001		2000

Industrial Electronics	$5,787	2.1%	$24,240	6.7%

Computer Systems	11,547	3.5%	6,522	2.1%

Corporate and Other	(6,054)	(1.0)%	(3,997)	(0.6)%

Consolidated Operating Income	$11,280	1.9%	$26,765	4.0%

Net Sales. Consolidated Net Sales for the three-month period ended June 30, 2001 decreased $82.5 million or 12% from consolidated net sales in the prior three-month period ended June 30, 2000 as a result of the severe volume decline in the markets served by the Company’s Industrial Electronics Division. The Industrial Electronics Division accounted for $269.2 million in sales for the quarter, a 25% decrease from the same quarter in the prior year. The severe volume decline at the Industrial Electronics Division can be attributed to an industrywide downturn caused from excess inventory throughout the supply chain and the drop-off of end-use demand. The decline in end-use demand is slowing customers’ abilities to reduce their over-inventoried positions. Since it is still unclear as to when the electronics market will begin to see a recovery, the Company is anticipating the difficult sales environment to continue. Management is confident that the markets will recover, although the timing of such recovery is uncertain.

The Computer Systems Division represented 55% of consolidated sales with divisional sales of $326.2 million, a 3% increase over the prior year. Demand continues for technology products, albeit at a reduced rate compared with the previous two years. Management is confident that technology spending will return to normal levels as companies across all industries look for continued efficiencies to drive costs out of their business.

Gross Profit. Consolidated gross profit decreased to 14.4% from 15.0% of sales at June 30, 2000. This decrease can be attributed to the sales mix between the operating divisions. Management is anticipating that the difficult sales environment will continue which may negatively impact margins due to the sales mix and the potential for price erosion in the Industrial Electronics Division due to the industry downturn and drop-off of end-use demand.

Operating Costs. Warehouse, selling and administrative expenses decreased $0.8 million from the prior year quarter, and decreased $6.8 million from the sequential quarter ending March 31, 2001. Expenses as a percent of sales were 12.5% at June 30, 2001 compared with 11.1% at June 30, 2000. The Company has implemented cost control initiatives in order to minimize spending during this difficult sales period. However, due to the severe volume declines in sales, operating costs as a percentage of sales have increased over the same period in the prior year.

Corporate and Other expenses increased over the same period in the prior year due to an increase in outside services, along with increased facility costs and goodwill amortization.

Other Income and Expense
The components of Other (Income) Expense are as follows:

	Three Months Ended
	June 30

(Dollars in Thousands)	2001	2000

Other Income, net	$(1,169)	$(45)

Interest Expense	$7,300	$7,637

Other income for the three months ended June 30, 2001 consisted of equity and dividend income earned from investments in affiliates of $0.4 million and $0.7 million of foreign currency exchange gains and other. Other income at June 30, 2000 consisted of dividend income of $0.2 million offset by a foreign currency loss of $0.1 million.

Interest expense decreased by $.3 million from the same period in the prior year. This decrease can be attributed to a decrease in interest rates on the revolving credit line, as well as a decrease in outstanding borrowings, offset by a 1% increase in the interest rate on the Company’s Senior Notes.

Liquidity and Capital Resources
For the three-month period ended June 30, 2001, net cash provided by operating activities totaled $59.5 million, as compared with $42.3 million of net cash used for operations for the same period in the prior year. At June 30, 2001, $50.6 million of cash provided by operating activities related to working capital changes. Current assets decreased by $62.6 million and current liabilities decreased by $7.4 million during the three-month period ended June 30, 2001, resulting in a decrease of $55.2 million in working capital from March 31, 2001. The current ratio was 3.1:1 at June 30, 2001 compared with 3.2:1 at March 31, 2001. The working capital decrease is primarily related to reductions in accounts receivable and inventory levels, which decreased to $365.0 million and $391.0 million, respectively, at June 30, 2001. Accounts receivable decreased as a result of reduced sales for the month of June compared with sales at March 31, 2001. The inventory decrease is the result of management’s efforts to reduce the high volume of inventory on hand, which had been created from the backlogs that were being experienced during the peak sales periods in fiscal 2001. Cash used for operations of $42.3 for the three-month period ended June 30, 2000 is primarily related to increases in inventory levels to support the strong sales environment being experienced at that time.

Net cash used for investing activities was $4.0 million for the three months ended June 30, 2001, compared with $14.5 million for the same period in fiscal year 2001. This cash was used to increase the Company’s investments in affiliated companies by $2.0 million and for capital expenditures. During the three months ended June 30, 2000, the Company invested $9.6 million in Magirus AG, a German computer systems distributor, and acquired the remaining 49% interest of Dickens Services Group. The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. During the first quarter of fiscal 2002 and through July 31, 2001, the market value of the foreign investments decreased $17.6 million from March 31, 2001 due to a reduction in market prices of the foreign entities’ respective shares.

Net cash used for financing activities was $61.8 million, as compared with $50.7 million of net cash provided by financing activities for the same three-month period in the prior year. The change between years primarily represents the reduction of borrowings against the revolving line of credit with the cash generated from operations. Management anticipates that revolving credit borrowings will increase again once the sales environment starts to improve and working capital needs increase.

Management estimates that capital expenditures for the fiscal year 2002 will approximate $20 million. Capital expenditures for the three months ended June 30, 2001 were $2.0 million. Under present business conditions, it is anticipated that funds from current operations and available credit facilities will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. The Company has not yet completed its analysis of the new pronouncements and has not yet determined the effects of these changes on the Company’s financial position or results of operations.

Forward-Looking Information
Portions of this report contain current management expectations which may constitute forward-looking information. When used in this Management’s Discussion and Analysis and elsewhere throughout this 10-Q, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to: competition, dependence on the computer and semiconductor markets, softening in the computer network and platform market, fluctuations in semiconductor supply and demand, rapidly changing technology and inventory obsolescence, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, the ability to meet financing obligations based on the impact of previously described factors and uneven patterns of quarterly sales.

The Company experiences a disproportionate percentage of quarterly sales in the last week or last day of the fiscal quarters. This uneven sales pattern makes the prediction of revenues, earnings and working capital for each financial period particularly difficult and increases the risk of unanticipated variations in quarterly results and financial condition. The Company believes that this pattern of sales has developed industry-wide as a result of customer demand. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain the same in the foreseeable future.

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

The Company’s primary interest rate risk exposure results from the revolving credit facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (one percent) from June 30, 2001 rates, and assuming no changes in debt from June 30, 2001 levels, the additional annualized net expense, after tax, would be approximately $0.9 million or $0.03 per diluted share.

See pages 19, 20, 25 and 26 of the Company’s 2001 Annual Report which is incorporated by reference into the Company’s Form 10-K for the fiscal year ended March 31, 2001, for a further discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s foreign currency market risk exposures since March 31, 2001.

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

                   None.

ITEM 5.      OTHER INFORMATION

                   None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   (a)      EXHIBITS

                              None.

                   (b)      Reports on Form 8-K

Date	Subject

May 9, 2001	Definition of reportable segments and classification of certain shipping and handling fees and costs.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date: August 13, 2001	/S/ Steven M. Billick

Steven M. Billick Senior Vice President & CFO (Authorized Officer and Principal Financial and Accounting Officer)