Form 10-Q
period 2001-09-30
PIONEER STANDARD ELECTRONICS INC
filed 2001-11-09
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________.

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

Yes    X   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of November 1, 2001: 31,732,781. (Includes 3,965,740 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2001 and 2000

Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited) and March 31, 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2001 and 2000

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars In Thousands, Except Share and Per Share Data)	2001	2000	2001	2000

Net Sales	$589,117	$717,439	$1,184,511	$1,395,296

Operating Costs and Expenses:
Cost of goods sold	508,524	609,209	1,018,339	1,185,202
Warehouse, selling and administrative expenses	78,625	78,703	152,924	153,802

Operating Income	1,968	29,527	13,248	56,292

Other (Income) Expense
Other (income) expense	1,302	(426)	133	(471)
Interest expense	5,992	8,296	13,292	15,933

Income (Loss) Before Income Taxes	(5,326)	21,657	(177)	40,830

Provision (benefit) for income taxes	(2,106)	8,463	(133)	15,940
Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,479	1,479	2,959	2,954

Income (Loss) Before Extraordinary Charge	$(4,699)	$11,715	$(3,003)	$21,936
Extraordinary charge for early extinguishment of debt, net of $0.3 million tax benefit	–	(470)	–	(470)

Net Income (Loss)	$(4,699)	$11,245	$(3,003)	$21,466

Per Share Data:
Income (Loss) Before Extraordinary Charge - basic	$(.17)	$.44	$(.11)	$.82
Extraordinary charge	–	(.02)	–	(.02)

Net Income (Loss) – basic	$(.17)	$.42	$(.11)	$.80

Income (Loss) Before Extraordinary Charge - diluted	$(.17)	$.36	$(.11)	$.68
Extraordinary charge	–	(.01)	–	(.01)

Net Income (Loss) – diluted	$(.17)	$.35	$(.11)	$.67

Dividends Per Share	$.03	$.03	$.06	$.06

Weighted Average Shares Outstanding:
Basic	27,047,650	26,777,456	26,982,486	26,751,689
Diluted	27,047,650	36,737,793	26,982,486	36,711,633

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2001 are unaudited)

	September 30	March 31
(Dollars In Thousands, Except Share Data)	2001	2001

ASSETS

Current Assets
Cash and cash equivalents	$45,742	$41,812
Accounts receivable, net	352,067	410,261
Merchandise inventory, net	357,564	403,327
Deferred income taxes	15,571	8,660
Prepaid expenses	2,578	1,778

Total Current Assets	773,522	865,838

Goodwill, net	152,732	155,036
Investments in Affiliated Companies	32,977	58,057
Other Assets	10,609	10,834
Property and Equipment, net	86,737	93,845

Total Assets	$1,056,577	$1,183,610

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$242,695	$236,090
Accrued salaries, wages, commissions and benefits	12,222	15,625
Other accrued liabilities	11,575	17,521
Current maturities of long-term debt	171	189

Total Current Liabilities	266,663	269,425

Long-Term Debt	288,695	390,999
Other Long-Term Liabilities	22,694	25,179
Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,750

Shareholders’ Equity
Common stock, at $.30 stated value; 31,732,781 and 31,668,411 shares outstanding, including 3,965,740 and 4,056,202, subscribed-for shares, in September and March, respectively	9,438	9,419
Capital in excess of stated value	113,116	125,595
Retained earnings	265,563	270,246
Unearned employee benefits	(35,771)	(49,688)
Unearned compensation on restricted stock	(4,284)	(5,280)
Accumulated other comprehensive income (loss)	(13,212)	3,965

Total Shareholders’ Equity	334,850	354,257

Total Liabilities and Shareholders’ Equity	$1,056,577	$1,183,610

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30

(Dollars in Thousands)	2001	2000

Operating Activities:
Net income (loss)	$(3,003)	$21,466
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Extraordinary charge, net of tax	—	470
Write-off of investment in affiliate	750	—
Depreciation	6,985	7,288
Amortization	7,730	6,713
Deferred income taxes	471	1,192
Other non-cash items	152	(255)
Changes in working capital, excluding effect of acquisitions
(Increase) decrease in accounts receivable	58,423	(25,541)
(Increase) decrease in inventory	45,781	(89,943)
Increase in accounts payable	6,531	23,329
Decrease in accrued salaries and wages	(3,410)	(5,607)
Increase (decrease) in other accrued liabilities	(5,930)	3,438
Other working capital changes	(1,065)	3,400
Other	810	(465)

Total adjustments	117,228	(75,981)

Net cash provided by (used for) operating activities	114,225	(54,515)

Investing Activities:
Additions to property and equipment	(4,253)	(8,073)
Acquisitions of businesses	—	(8,672)
Investments in affiliates	(2,375)	(11,875)

Net cash used for investing	(6,628)	(28,620)

Financing Activities:
Payments on notes payable	(137)	(9,434)
Revolving credit (payments) borrowings	(102,260)	100,000
Debt financing costs paid	—	(1,463)
Dividends paid	(1,656)	(1,648)
Other	354	1,609

Net cash provided by (used for) financing activities	(103,699)	89,064

Effect of Exchange Rate Changes on Cash	32	(101)

Net Change in Cash	3,930	5,828
Cash at Beginning of Period	41,812	34,253

Cash at End of Period	$45,742	$40,081

Non-Cash Transactions:
Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the six-month periods ended September 30, 2001 and 2000, depreciated $15.5 million and appreciated $6.0 million, respectively.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the three- and six-month periods ended September 30, 2001 and 2000 have been included.

Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Reclassifications: Certain amounts in the prior period’s Unaudited Condensed Consolidated Statement of Operations and Statement of Cash Flows have been reclassified to conform with the current period’s presentation.

2. RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. The Company is in the process of analyzing the new pronouncements and their effects on the Company’s financial position or results of operations.

3. INVESTMENTS

As a matter of policy, management continually evaluates whether changes in the value of the Company’s investments should be considered to be other-than-temporary. If the Company determines that the changes in investment values are other-than-temporary based on general market conditions and the performance of specific investments in the Company’s portfolio, then a non-cash pretax charge would be recorded to reduce the carrying value of those investments. Any such charge would be nonoperational in nature and would be recorded in “Other (income) expense” in the accompanying Condensed Consolidated Statement of Operations.

As of September 30, 2001, the fair market value of the Company’s publicly held foreign investments had declined $15.5 million, net of tax, since March 31, 2001. Management has determined that at the present time the decline in market value of these investments is temporary and as such, changes in market value have been included in “Accumulated other comprehensive income (loss)” in the equity section of the accompanying Condensed Consolidated Balance Sheets.

For the six months ended September 30, 2001, the Company wrote off its $0.8 million investment in a privately-held Internet based start-up company which ceased business operations.

4. DERIVATIVES

Effective April 1, 2001, Pioneer adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) in the equity section of the consolidated balance sheet and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. The adoption of SFAS No. 133 resulted in a charge to “OCI” of $0.2 million, net of $0.1 million tax benefit for a change in accounting related to the Company’s derivative instruments.

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2001	2000	2001	2000

Net Income (Loss)	$(4,699)	$11,245	$(3,003)	$21,466
Other Comprehensive Income (Loss)
Cumulative Effect of Change in Accounting for Derivatives and Hedging	—	—	(218)	—
Reclassification of hedging activity into earnings	187	—	248	—
Current Period Cash Flow Hedging Activity	(612)	—	(672)	—
Unrealized Gain (Loss) on Investments	(6,733)	1,781	(15,547)	5,976
Foreign Currency Translation Adjustment	(639)	(418)	(988)	(799)

Total Other Comprehensive Income (Loss)	(7,797)	1,363	(17,177)	5,177

Comprehensive Income (Loss)	$(12,496)	$12,608	$(20,180)	$26,643

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

7. FINANCING ARRANGEMENTS

On September 15, 2000, the Company entered into a five-year revolving credit agreement (the “Revolver”) and a 364-day credit agreement, the latter of which, subject to certain conditions, was convertible by the Company prior to maturity to a two-year term loan. These agreements provided the Company with the ability to borrow, on an unsecured basis, up to $275 million and $100 million, respectively, limited to certain borrowing base calculations. As of September 14, 2001, there were no borrowings outstanding on the $100 million 364-day credit agreement, which therefore expired unused.

Subsequent to September 30, 2001, the Company announced that it completed an Accounts Receivable Securitization Financing (the “Securitization”) that provides for up to $150 million. With the completion of the Securitization, the Company’s available borrowings on the Revolver were reduced from $275 million to $175 million, as outlined in the credit agreement. The combination of the Securitization and the Revolver provides the Company with financing up to $325 million.

8. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

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

9. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing Net Income (Loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Securities or other contracts to issue common stock are included in the per share calculations where the effect of their inclusion would be dilutive.

The computation of basic and diluted earnings per share for the three and six months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(In Thousands, except per share data)	2001	2000	2001	2000

Weighted average number of shares
Basic	27,048	26,777	26,982	26,752
Common shares issuable upon conversion of Trust
Preferred Securities	—	9,127	—	9,127
Common equivalent shares	—	834	—	833

Diluted	27,048	36,738	26,982	36,712

Net income (loss) on which basic earnings per share is calculated:	$(4,699)	$11,245	$(3,003)	$21,466
Distributions on Trust Preferred Securities	—	1,479	—	2,954

Net income (loss) on which diluted earnings per share is calculated:	$(4,699)	$12,724	$(3,003)	$24,420

Earnings (loss) per share
Basic	$(.17)	$.42	$(.11)	$.80
Diluted	$(.17)	$.35	$(.11)	$.67

For the three and six months ended September 30, 2001, 9,122,222 and 9,122,977 common shares, respectively, issuable upon conversion of Trust Preferred Securities and 3,870,608 stock options for both periods that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

10. BUSINESS SEGMENT INFORMATION

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

In the fourth quarter of fiscal 2001, in combination with the completion of a financial system implementation and enhancements to internal reporting available for senior management decisions, the Company redefined its reportable segments and established a third segment, Corporate and Other. Corporate and Other primarily includes investments in affiliates and selected other assets, fixed assets, related depreciation and goodwill amortization, certain corporate management costs and special charges. The new segment presentation reflects how management allocates resources, measures performance and views the overall business. Segment information for September 30, 2000 has been restated for comparative purposes.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2001	2000	2001	2000

Net Sales
Industrial Electronics	$285,153	$389,783	$554,333	$749,536
Computer Systems	303,964	327,656	630,178	645,760

Total Net Sales	$589,117	$717,439	$1,184,511	$1,395,296

Operating Income (Loss)
Industrial Electronics	$3,507	$26,872	$9,294	$51,112
Computer Systems	4,565	6,898	16,112	13,420
Corporate & Other	(6,104)	(4,243)	(12,158)	(8,240)

Operating Income	$1,968	$29,527	$13,248	$56,292

Reconciliation to Income (Loss) Before Income Taxes
Other (income) expense	1,302	(426)	133	(471)
Interest expense	5,992	8,296	13,292	15,933

Income (Loss) Before Income Taxes	$(5,326)	$21,657	$(177)	$40,830

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000

Following is certain financial data for the three-month period ended September 30, 2001 as compared with the same period in fiscal 2001, by segment where available.

	Three Months Ended September 30

(Dollars in Thousands)	2001		2000

Net Sales
Industrial Electronics	$285,153	48.4%	$389,783	54.3%
Computer Systems	303,964	51.6%	327,656	45.7%

Consolidated Net Sales	$589,117	100.0%	$717,439	100.0%
Cost of Goods Sold	508,524	86.3%	609,209	84.9%

Gross Margin	80,593	13.7%	108,230	15.1%
Operating Costs	78,625	13.4%	78,703	11.0%

Operating Income	$1,968	0.3%	$29,527	4.1%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

		Three Months Ended September 30

(Dollars in Thousands)	2001		2000

Industrial Electronics	$3,507	1.2%	$26,872	6.9%
Computer Systems	4,565	1.5%	6,898	2.1%
Corporate and Other	(6,104)	(1.0)%	(4,243)	(0.6)%

Consolidated Operating Income	$1,968	0.3%	$29,527	4.1%

Net Sales. Consolidated Net Sales for the three-month period ended September 30, 2001 decreased $128.3 million or 18% from consolidated net sales reported for the three-month period ended September 30, 2000 as a result of the severe volume decline in the markets served by the Company’s Industrial Electronics Division and, to a lesser degree, by the Computer Systems Division. The Industrial Electronics Division accounted for $285.1 million in sales for the quarter, a 27% decrease from the same quarter in the prior year. The severe volume decline at the Industrial Electronics Division can be attributed to an industrywide downturn caused from excess inventory throughout the supply chain and the drop-off of end-use demand. The Company is anticipating the difficult sales environment to continue. Management expects that the industrial electonics market will recover, although the timing of such recovery is uncertain.

The Computer Systems Division represented 52% of consolidated sales with divisional sales of $304.0 million, a 7% decrease from the prior year. The information technology markets served by the Computer Systems Division did not experience the seasonal increase in sales in the September quarter that it has experienced in the past due to a slowdown in information technology spending. Management expects that technology spending will return to normal levels in the future as companies across all industries look for continued efficiencies to drive costs out of their business.

Contributing to the volume declines at both divisions is the uncertainty about the overall U.S. economy. Management anticipates sales volume to remain depressed in the upcoming quarter resulting in a drop in consolidated sales compared with last year, but up modestly from the current quarter.

Gross Margin. Consolidated Gross Margin at September 30, 2001 decreased to 13.7% of sales from 15.1% of sales at September 30, 2000. This decrease is primarily the result of the Company’s component product mix and the sales mix between operating divisions. Management is anticipating that the difficult sales environment and associated margin pressure will continue in the Industrial Electronics Division attributable to the industrywide downturn.

Operating Costs. Warehouse, selling and administrative expenses were comparable with the prior year quarter, and increased $4.3 million sequentially from the quarter ending June 30, 2001. Expenses as a percent of sales were 13.4% at September 30, 2001 compared with 11.0% at September 30, 2000. The Company has implemented expense reduction initiatives in order to improve operating margins during this difficult sales period and has announced that it will be taking further action to reduce operating expenses over the next six months including, but not limited to, reducing personnel costs and discretionary spending. However, due to the severe sales volume declines, operating costs as a percentage of sales have continued to increase over the comparable periods in the prior year.

The majority of the increase in expenses over the first quarter of fiscal 2002 was primarily due to approximately $4.1 million of bad debts that were written off as incurred. These bad debts were the result of a rise in uncollectible balances at the Computer Systems Division in the second quarter, reflective of the overall economic uncertainty in North America. In addition, the Company increased its allowance for doubtful accounts to protect against higher levels of credit risk resulting from the current economic environment.

The operating loss in Corporate and Other increased over the same period in the prior year by $1.9 million. This increase can be primarily attributed to an increase in professional services for projects that did not occur in the prior year.

Six Months Ended September 30, 2001 Compared with the Six Months Ended September 30, 2000

Following is certain financial data for the six-month period ended September 30, 2001 as compared with the same period in fiscal 2001, by segment where available.

	Six Months Ended September 30

(Dollars in Thousands)	2001		2000

Net Sales
Industrial Electronics	$554,333	46.8%	$749,536	53.7%
Computer Systems	630,178	53.2%	645,760	46.3%

Consolidated Net Sales	$1,184,511	100.0%	$1,395,296	100.0%
Cost of Goods Sold	1,018,339	86.0%	1,185,202	84.9%

Gross Margin	166,172	14.0%	210,094	15.1%
Operating Costs	152,924	12.9%	153,802	11.0%

Operating Income	$13,248	1.1%	$56,292	4.0%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Six Months Ended September 30

(Dollars in Thousands)	2001		2000

Industrial Electronics	$9,294	1.7%	$51,112	6.8%
Computer Systems	16,112	2.6%	13,420	2.1%
Corporate and Other	(12,158)	(1.0)%	(8,240)	(0.6)%

Consolidated Operating Income	$13,248	1.1%	$56,292	4.0%

Net Sales. Consolidated Net Sales for the six-month period ended September 30, 2001 decreased $210.8 million or 15% from consolidated net sales in the prior six-month period ended September 30, 2000 as a result of the sales volume decline in the markets served by the Company’s Industrial Electronics Division and the Computer Systems Division. The Industrial Electronics Division accounted for $554.3 million in sales for the six-month period, a 26% decrease from the same period in the prior year. The volume decline at the Industrial Electronics Division can be attributed to the industrywide downturn previously discussed, which began in November 2000.

The Computer Systems Division represented 53% of consolidated year-to-date sales with divisional sales of $630.2 million, a 2% decrease over the prior year. The recent slowdown in information technology spending has been the primary factor in the year-to-date decrease in sales when compared with the same period last year. Management expects that growth will return as a result of required new investments in the information technology markets.

Gross Margin. Consolidated Gross Margin for the six months ended September 30, 2001 decreased to 14.0% from 15.1% of sales at September 30, 2000. This decrease is attributable to the sales mix between the operating divisions mainly caused from the reduced sales in the Industrial Electronics Division.

Operating Costs. Warehouse, selling and administrative expenses for the six months ended September 30, 2001 have decreased slightly when compared with the same period last year. Expenses as a percent of sales were 12.9% at September 30, 2001 compared with 11.0% at September 30, 2000. The Company recognized increased bad debt expense during the quarter ended September 30, 2001 but this increase was more than offset by expense reduction initiatives implemented in the fourth quarter of fiscal 2001 in order to improve operating margins in this difficult sales environment. However, due to the significant volume declines in sales, operating costs as a percentage of sales have increased over the same period in the prior year.

The operating loss in Corporate and Other increased over the same period in the prior year due to an increase in outside and professional services, along with increased facility costs and goodwill amortization.

Other Income and Expense

The components of Other (Income) Expense are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2001	2000	2001	2000

Other (Income) Expense	$1,302	$(426)	$133	$(471)

Interest Expense	$5,992	$8,296	$13,292	$15,933

Other expense for the three months ended September 30, 2001 primarily consisted of a $0.7 million write-off of an investment combined with a $0.3 million loss from the Company’s equity investment and a $0.5 million currency loss, slightly offset by dividend income and other.

Other expense for the six months ended September 30, 2001 primarily consisted of an investment write-off of $0.8 million ($0.7 million and $0.1 million in the first and second quarters, respectively, of fiscal 2002) partially offset by foreign currency exchange gains and equity and dividend income.

Other income at September 30, 2000 consisted of equity and dividend income combined with foreign currency losses.

Interest expense decreased for both the three- and six-month periods ended September 30, 2001 as compared with the same periods in 2000 by $2.3 million and $2.6 million, respectively. These decreases are the result of decreases in interest rates on the revolving credit line, as well as a decrease in outstanding borrowings resulting from lower working capital needs. These decreases were offset by a 1% increase in the interest rate on the Company’s Senior Notes compared with the prior year rate.

Liquidity and Capital Resources

For the six-month period ended September 30, 2001, net cash provided by operating activities totaled $114.2 million, as compared with $54.5 million of net cash used for operations for the same period in the prior year. At September 30, 2001, $100.3 million of cash provided by operating activities related to working capital changes. Current assets decreased by $92.3 million and current liabilities decreased by $2.8 million during the six-month period ended September 30, 2001, resulting in a decrease of $89.5 million in working capital from March 31, 2001. The current ratio was 2.9:1 at September 30, 2001 compared with 3.2:1 at March 31, 2001. The working capital decrease is primarily related to reductions in accounts receivable and inventory levels, which decreased to $352.1 million and $357.6 million, respectively, at September 30, 2001. Accounts receivable decreased as a result of reduced sales for the month of September compared with sales at March 31, 2001. The inventory decrease is the result of management’s efforts to reduce the high volume of inventory on hand, which had been created from the backlogs that were being experienced during the peak sales periods in fiscal 2001. In the first half of fiscal year 2002, the Company also wrote off its $0.8 million investment in a privately-held Internet based start-up company which ceased business operations. This investment was not critical to the Company’s ebusiness strategy and its discontinuation will not have an impact on those initiatives. Cash used for operations of $54.5 million for the six-month period ended September 30, 2000 was primarily related to increases in inventory and accounts receivable levels to support the strong sales environment being experienced at that time.

Net cash used for investing activities was $6.6 million for the six months ended September 30, 2001, compared with $28.6 million for the same period in fiscal 2001. This cash was used to increase the Company’s investments in affiliated companies by $2.4 million and for capital expenditures of $4.3 million. During the six months ended September 30, 2000, the Company invested $9.6 million in Magirus AG, a German computer systems distributor, increased its existing investment in WPI, acquired an 85% interest in Supplystream, Inc., a company specializing in supply chain decision support tools, and acquired the remaining 49% interest of Dickens Services Group.

Net cash used for financing activities was $103.7 million, as compared with $89.1 million of net cash provided by financing activities for the comparable six-month period in the prior year. The change between years primarily represents the reduction of borrowings against the revolving line of credit with the cash generated from operating activities, which can be primarily attributed to lower working capital needs. Management anticipates that revolving credit borrowings will increase again once the sales environment begins to improve and working capital needs increase.

The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. Since March 31, 2001, there has been a broad decline in the public equity markets, including investments held in Pioneer’s portfolio. As of September 30, 2001, the fair market value of the Company’s publicly held foreign investments had declined $15.5 million, net of tax, since March 31, 2001. Management has determined that at the present time the decline in market value of these investments is temporary and as such, changes in market value have been included in “Accumulated other comprehensive income (loss)” in the equity section of the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2001, the value of these investments increased $1.6 million, net of tax, compared with the values at September 30, 2001.

On September 15, 2000, the Company entered into a five-year revolving credit agreement (the “Revolver”) and a 364-day credit agreement, the latter of which, subject to certain conditions, was convertible by the Company prior to maturity to a two-year term loan. These agreements provided the Company with the ability to borrow, on an unsecured basis, up to $275 million and $100 million, respectively, limited to certain borrowing base calculations. As of September 14, 2001, there were no borrowings outstanding on the $100 million 364-day credit agreement, which therefore expired unused.

Subsequent to September 30, 2001, the Company announced that it completed an Accounts Receivable Securitization Financing (the “Securitization”) that provides for up to $150 million. With the completion of the Securitization, the Company’s available borrowings on the Revolver were reduced from $275 million to $175 million, as outlined in the credit agreement. The combination of the Securitization and the Revolver provides the Company with financing up to $325 million.

Management has reduced its capital expenditure estimate for fiscal year 2002 to approximately $10 million from the $20 million previously announced. Capital spending, which is primarily information technology spending, has been deferred, which management anticipates will not have a negative impact on the Company’s operations, information systems or ebusiness initiatives. Capital expenditures for the six months ended September 30, 2001 were $4.3 million. Under present business conditions, it is anticipated that funds from current operations, the available credit facility and the Securitization will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. The Company is in the process of analyzing the new pronouncements and their effects on the Company’s financial position or results of operations.

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

The Company experiences a disproportionate percentage of quarterly sales in the last week or last day of the fiscal quarters. This uneven sales pattern makes the prediction of revenues, earnings and working capital for each financial period particularly difficult and increases the risk of unanticipated variations in quarterly results and financial condition. The Company believes that this pattern of sales has developed industrywide as a result of customer demand. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain the same in the foreseeable future.

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

The Company’s primary interest rate risk exposure results from the revolving credit facility’s various floating rate pricing mechanisms. This interest rate exposure is managed by interest rate swaps to fix the interest rate on a portion of the debt and the use of multiple maturity dates. If interest rates were to increase 100 basis points (one percent) from September 30, 2001 rates, and assuming no changes in debt from September 30, 2001 levels, the additional annualized net expense, after tax, would be approximately $0.5 million or $0.02 per diluted share.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 24, 2001 (the “Annual Meeting”), the shareholders voted to elect Robert A. Lauer, Keith M. Kolerus and Robert G. McCreary, III each to a three-year term as a Director of the Company. Following is a summary of the voting:

Votes	Robert A. Lauer	Keith M. Kolerus	Robert G. McCreary, III

For	27,240,729	27,262,159	26,964,055
Withheld	420,843	399,413	697,517

The term of office of the following Directors of the Company continued after the Annual Meeting: James L. Bayman, Charles F. Christ, Thomas A. Commes, Arthur Rhein, Thomas C. Sullivan and Karl E. Ware.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date:	November 9, 2001	/S/ James L. Bayman

James L. Bayman Chairman & CEO (Principal Executive Officer)

Date:	November 9, 2001	/S/ Steven M. Billick

Steven M. Billick Senior Vice President & CFO (Principal Financial and Accounting Officer)