Form 10-Q
period 2001-12-31
PIONEER STANDARD ELECTRONICS INC
filed 2002-02-14
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
X	OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of February 1, 2002: 31,753,031. (Includes 3,965,740 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and 2000

Condensed Consolidated Balance Sheets - December 31, 2001 (Unaudited) and March 31, 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and 2000

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars In Thousands, Except Share and Per Share Data)	2001	2000	2001	2000

Net Sales	$633,709	$781,296	$1,818,220	$2,176,592
Operating Costs and Expenses:
Cost of goods sold	551,983	665,101	1,570,322	1,850,303
Warehouse, selling and administrative expenses	71,139	83,457	224,063	237,259

Operating Income	10,587	32,738	23,835	89,030
Other (Income) Expense
Other (income) expense	(86)	(370)	47	(842)
Interest expense	4,643	9,354	17,935	25,287

Income Before Income Taxes	6,030	23,754	5,853	64,585
Provision for income taxes	2,317	9,230	2,184	25,170
Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	1,480	1,480	4,439	4,434

Income (Loss) Before Extraordinary Charge	$2,233	$13,044	$(770)	$34,981
Extraordinary charge for early extinguishment of debt, net of $0.3 million tax benefit	—	—	—	(470)

Net Income (Loss)	$2,233	$13,044	$(770)	$34,511

Per Share Data:
Income (Loss) Before Extraordinary Charge - basic	$.08	$.49	$(.03)	$1.31
Extraordinary charge	—	—	—	(.02)

Net Income (Loss) — basic	$.08	$.49	$(.03)	$1.29

Income (Loss) Before Extraordinary Charge - diluted	$.08	$.40	$(.03)	$1.07
Extraordinary charge	—	—	—	(.01)

Net Income (Loss) – diluted	$.08	$.40	$(.03)	$1.06

Dividends Per Share	$.03	$.03	$.09	$.09
Weighted Average Shares Outstanding:
Basic	27,089,311	26,821,976	27,018,322	26,775,203
Diluted	27,526,510	36,431,098	27,018,322	36,609,916

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2001 are unaudited)

	December 31	March 31
(Dollars In Thousands, Except Share Data)	2001	2001

ASSETS

Current Assets
Cash and cash equivalents	$16,469	$41,812
Accounts receivable, net	383,910	410,261
Merchandise inventory, net	306,176	403,327
Deferred income taxes	12,132	8,660
Prepaid expenses	2,121	1,778

Total Current Assets	720,808	865,838
Goodwill & Intangibles, net	158,186	155,036
Investments in Affiliated Companies	41,371	58,057
Other Assets	11,219	10,834
Property and Equipment, net	83,963	93,845

Total Assets	$1,015,547	$1,183,610

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$278,652	$236,090
Accrued salaries, wages, commissions and benefits	13,236	15,625
Other accrued liabilities	18,360	17,521
Current maturities of long-term debt	123	189

Total Current Liabilities	310,371	269,425
Long-Term Debt	193,918	390,999
Other Long-Term Liabilities	22,283	25,179
Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,750
Shareholders’ Equity
Common stock, at $.30 stated value; 31,753,031 and 31,668,411 shares outstanding, including 3,965,740 and 4,056,202, subscribed-for shares, in December and March, respectively	9,444	9,419
Capital in excess of stated value	127,827	125,595
Retained earnings	266,962	270,246
Unearned employee benefits	(50,365)	(49,688)
Unearned compensation on restricted stock	(3,786)	(5,280)
Accumulated other comprehensive income (loss)	(4,782)	3,965

Total Shareholders’ Equity	345,300	354,257

Total Liabilities and Shareholders’ Equity	$1,015,547	$1,183,610

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31

(Dollars in Thousands)	2001	2000

Operating Activities:
Net income (loss)	$(770)	$34,511
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Extraordinary charge, net of tax	—	470
Write-off of investment in affiliate	750	—
Depreciation	10,107	10,863
Amortization	11,557	10,146
Deferred income taxes	(2,896)	1,095
Other non-cash items	664	(314)
Changes in working capital, excluding effect of acquisitions
(Increase) decrease in accounts receivable	26,377	(60,682)
(Increase) decrease in inventory	81,730	(115,882)
Increase in accounts payable	57,850	88,119
Decrease in accrued salaries and wages	(2,425)	(806)
Increase in other accrued liabilities	269	10,542
Other working capital changes	(60)	1,340
Other	965	2,008

Total adjustments	184,888	(53,101)

Net cash provided by (used for) operating activities	184,118	(18,590)
Investing Activities:
Additions to property and equipment	(5,856)	(14,754)
Acquisitions of businesses	(4,029)	(8,672)
Investments in affiliates	—	(16,154)

Net cash used for investing	(9,885)	(39,580)
Financing Activities:
Payments on notes payable	(137)	(26,080)
Revolving credit (payments) borrowings	(226,330)	109,000
Asset securitization financing borrowings	29,290	—
Other debt payments	(107)	(2,956)
Dividends paid	(2,489)	(2,473)
Other	274	784

Net cash provided by (used for) financing activities	(199,499)	78,275
Effect of Exchange Rate Changes on Cash	(77)	(101)

Net Change in Cash	(25,343)	20,004
Cash at Beginning of Period	41,812	34,253

Cash at End of Period	$16,469	$54,257

Non-Cash Transactions:

Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the nine-month periods ended December 31, 2001 and 2000, depreciated $7.6 million and $6.1 million, respectively.

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the three- and nine-month periods ended December 31, 2001 and 2000 have been included.

Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Reclassifications: Certain amounts in the prior period’s Unaudited Condensed Consolidated Statement of Operations and Statement of Cash Flows have been reclassified to conform with the current period’s presentation.

2. RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. SFAS No. 141 also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. The Company will account for all current and future business combinations under SFAS No. 141.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. At that time, amortization of existing goodwill will cease on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This is expected to increase net income on an annual basis by approximately $2.9 million beginning in fiscal year 2003. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal year 2002.

SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During fiscal year 2003, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company will adopt SFAS No. 144 no later than April 1, 2002. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

3. INVESTMENTS & ACQUISITIONS

As a matter of policy, management continually monitors the change in value of its investments. If the market value of the investments drop below their original costs, management evaluates whether these valuation changes should be considered other-than-temporary. If the Company determines that the changes in investment values are other-than-temporary based on general market conditions and the performance of specific investments in the Company’s portfolio, then a non-cash pretax charge would be recorded to reduce the carrying value of those investments. Any such charge would be nonoperational in nature and would be recorded in “Other (income) expense” in the accompanying Condensed Consolidated Statement of Operations.

The fair market value of the Company’s publicly held foreign investments in World Peace Industrial Co., Ltd. and Eurodis Electron PLC (“Eurodis”) at December 31, 2001 depreciated $7.6 million, net of tax, since March 31, 2001. This depreciation resulted in a decline in the value of the Eurodis investment below the Company’s cost by $4.0 million, net of tax. Based on an evaluation of information available on Eurodis, as well as the industry segment in which that company operates, management has determined that the decline is temporary and as such, changes in market value have been included in “Accumulated other comprehensive income (loss)” in the equity section of the accompanying Condensed Consolidated Balance Sheets.

For the nine months ended December 31, 2001, the Company wrote off an $0.8 million investment in a privately-held Internet based start-up company which ceased business operations.

In December 2001, the Company formed a subsidiary, Aprisa Holdings, Inc. (“AHI”), in which Pioneer holds an 86.1% interest. AHI was formed to consolidate Pioneer’s internet software businesses, and is classified in Corporate and Other for segment presentation purposes. AHI has two wholly owned subsidiaries, Aprisa, Inc., a newly formed company, and Supplystream, a company acquired by Pioneer during fiscal 2001. Aprisa, Inc. was formed in order to acquire the majority of the assets and assume the majority of the liabilities of Aprisa (the “acquired company”), an internet based start up California corporation, in which Pioneer previously held a cost investment. The purchase price, which included cash, investments previously made in the acquired company and AHI stock, was approximately $7.6 million. The results of operations of this acquired company have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The preliminary purchase price allocation resulted in goodwill and intangibles of approximately $6.6 million. The Company is still in the process of separately identifying and valuing the intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

4. DERIVATIVES

Effective April 1, 2001, Pioneer adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) in the equity section of the consolidated balance sheet and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. The adoption of SFAS No. 133 resulted in a charge to OCI of $0.2 million, net of $0.1 million tax benefit for a change in accounting related to the Company’s derivative instruments.

Prior to December 2001, the Company held two interest rate swaps, each, with notional amounts of $25 million. Effective December 3, 2001, one of these swaps expired. Prior to the third quarter of fiscal 2002, both interest rate swaps qualified as effective cash flow hedges against the Company’s floating interest rate risk. During the third quarter, the Company reclassified $1.0 million from OCI into earnings to realize the deferred loss from the remaining previously effective interest rate hedge, which became ineffective during the quarter. This swap is not expected to be an effective hedge through the expiration of the swap agreement.

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2001	2000	2001	2000

Net Income (Loss)	$2,233	$13,044	$(770)	$34,511
Other Comprehensive Income (Loss)
Cumulative Effect of Change in Accounting for
Derivatives and Hedging	—	—	(218)	—
Reclassification of hedging activity into earnings	859	—	1,107	—
Current Period Cash Flow Hedging Activity	(217)	—	(889)	—
Unrealized Gain (Loss) on Investments	7,932	(12,038)	(7,615)	(6,062)
Foreign Currency Translation Adjustment	(144)	63	(1,132)	(736)

Total Other Comprehensive Income (Loss)	8,430	(11,975)	(8,747)	(6,798)

Comprehensive Income (Loss)	$10,663	$1,069	$(9,517)	$27,713

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

In October 2001, the Company completed a three-year Accounts Receivable Securitization Financing (the “Asset Securitization”) that provides for up to $150 million and is secured by certain trade accounts receivable. Under the terms of the agreement, the Company transfers receivables to a wholly owned consolidated subsidiary that in turn utilizes the receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. This subsidiary has been classified as Corporate and Other for segment presentation purposes. The yield on the commercial paper is considered a financing cost and included within interest expense in the accompanying Condensed Consolidated Statement of Operations. With the completion of the Asset Securitization, the Company’s available borrowings on the Revolver were reduced from $275 million to $175 million, as outlined in the credit agreement. The combination of the Asset Securitization and the Revolver provided the Company with financing up to $325 million at December 31, 2001.

Subsequent to December 31, 2001, the Company amended the Revolver and in doing so, modified certain financial and non-financial covenants. These modifications were effective as of December 31, 2001. The amendment also reduced the available borrowings on the Revolver from $175 million to $150 million, effective January 29, 2002. This reduction was the result of an additional covenant modification that provides the Company with the ability to increase its separate Asset Securitization agreement to $200 million in the future. As of January 29, 2002, the combination of the Asset Securitzation and the Revolver provides the Company with financing available up to $300 million.

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

9. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing Net Income (Loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Securities or other contracts to issue common stock are included in the per share calculations where the effect of their inclusion would be dilutive.

The computation of basic and diluted earnings per share for the three and nine months ended December 31, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(In Thousands, except per share data)	2001	2000	2001	2000

Weighted average number of shares
Basic	27,089	26,822	27,018	26,775
Common shares issuable upon conversion of Trust
Preferred Securities	—	9,127	—	9,127
Common equivalent shares	438	482	—	708

Diluted	27,527	36,431	27,018	36,610

Net income (loss) on which basic earnings per share is calculated:	$2,233	$13,044	$(770)	$34,511
Distributions on Trust Preferred Securities	—	1,480	—	4,434

Net income (loss) on which diluted earnings per share is calculated:	$2,233	$14,524	$(770)	$38,945

Earnings (loss) per share
Basic	$.08	$.49	$(.03)	$1.29
Diluted	$.08	$.40	$(.03)	$1.06

For the three and nine months ended December 31, 2001, 9,122,222 and 9,123,781 common shares, respectively, issuable upon conversion of the Trust Preferred Securities and 2,978,359 stock options for both periods that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

In the fourth quarter of fiscal 2001, in combination with the completion of a financial system implementation and enhancements to internal reporting available for senior management decisions, the Company redefined its reportable segments and established a third segment, Corporate and Other. Corporate and Other primarily includes investments in affiliates, selected other assets and fixed assets, related depreciation and goodwill amortization, certain corporate management costs, special charges and the net assets and results of operations of the Company’s internet software businesses and its wholly owned subsidiary established for the Asset Securitization. The new segment presentation reflects how management allocates resources, measures performance and views the overall business. Segment information for December 31, 2000 has been restated for comparative purposes.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2001	2000	2001	2000

Net Sales
Industrial Electronics	$255,113	$350,587	$809,446	$1,100,123
Computer Systems	378,596	430,709	1,008,774	1,076,469

Total Net Sales	$633,709	$781,296	$1,818,220	$2,176,592

Operating Income (Loss)
Industrial Electronics	$(604)	$19,824	$8,690	$70,936
Computer Systems	17,169	16,600	33,281	30,020
Corporate & Other	(5,978)	(3,686)	(18,136)	(11,926)

Operating Income	$10,587	$32,738	$23,835	$89,030

Reconciliation to Income Before
Income Taxes
Other (income) expense	(86)	(370)	47	(842)
Interest expense	4,643	9,354	17,935	25,287

Income Before Income Taxes	$6,030	$23,754	$5,853	$64,585

	December 31	March 31

	2001	2001

Identifiable Assets
Industrial Electronics	$388,815	$533,229
Computer Systems	364,962	558,332
Corporate & Other	261,770	92,049

Total Assets	$1,015,547	$1,183,610

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended December 31, 2001 Compared with the Three Months Ended
December 31, 2000

Following is certain financial data for the three-month period ended December 31, 2001 as compared with the same period in fiscal 2001, by segment where available.

	Three Months Ended December 31

(Dollars in Thousands)	2001		2000

Net Sales
Industrial Electronics	$255,113	40.3%	$350,587	44.9%
Computer Systems	378,596	59.7%	430,709	55.1%

Consolidated Net Sales	$633,709	100.0%	$781,296	100.0%

Cost of Goods Sold	551,983	87.1%	665,101	85.1%

Gross Margin	81,726	12.9%	116,195	14.9%

Operating Costs	71,139	11.2%	83,457	10.7%

Operating Income	$10,587	1.7%	$32,738	4.2%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Three Months Ended December 31

(Dollars in Thousands)	2001		2000

Industrial Electronics	$(604)	(0.2)%	$19,824	5.7%
Computer Systems	17,169	4.5%	16,600	3.9%
Corporate and Other	(5,978)	(0.9)%	(3,686)	(0.5)%

Consolidated Operating Income	$10,587	1.7%	$32,738	4.2%

Net Sales. Consolidated Net Sales for the three-month period ended December 31, 2001 decreased $147.6 million or 19% from Consolidated Net Sales reported for the three-month period ended December 31, 2000 as a result of the severe volume decline in the markets served by the Industrial Electronics Division and, to a lesser degree, by the Computer Systems Division. The Industrial Electronics Division accounted for $255.1 million in sales for the quarter, a 27% decrease from the same quarter in the prior year. The decline in the Industrial Electronics Division sales was the result of significant volume declines and lower average selling prices for electronic components compared with the same period last year. The Company is anticipating the challenging sales environment to continue through the fourth quarter ending March 31, 2002. Management expects that the industrial electronics market will begin to recover during fiscal 2003.

The Computer Systems Division represented 60% of consolidated sales with divisional sales of $378.6 million, a 12% decrease from the prior year. Although sales increased 25% compared with the previous quarter, the mid-range computer industry is experiencing lower sales compared with last year due to the low level of information technology spending by customers. Even though this challenging sales environment exists, the Computer Systems Division will continue to benefit from the broad diversification of the customers it serves, as well as its customer concentration in the mid-sized business.

In the upcoming quarter, management anticipates sales volume to decrease at the Industrial Electronics Division and to seasonally decline for the Company’s mid-range computer business. The seasonal decline is typical for the mid-range computer markets served by the Computer Systems Division. This overall anticipated decrease will add to the year to date decline in consolidated sales compared with last year.

Gross Margin. Consolidated Gross Margin at December 31, 2001 decreased to 12.9% of sales from 14.9% of sales at December 31, 2000. This decrease is primarily the result of the drop in volume and market pricing pressures experienced at the Industrial Electronics Division, as well as a shift in sales mix. Management is anticipating that the difficult sales environment and associated margin pressure will continue in the Industrial Electronics Division throughout the next quarter.

Operating Costs. Warehouse, selling and administrative expenses were 15% lower than the prior year quarter and decreased $7.5 million sequentially from the quarter ending September 30, 2001. Expenses as a percent of sales were 11.2% at December 31, 2001 compared with 10.7% at December 31, 2000. The dollar decrease for the quarter compared with the same period in the prior year and the prior quarter is a result of the aggressive actions initiated Company-wide to reduce expenses. Compensation and benefits expense decreased 15% compared with the prior year due to personnel reductions and decreased incentive payments, while further discretionary spending in travel and entertainment and other expenses also decreased. However, due to the severe sales volume declines, operating costs as a percentage of sales have continued to increase over the comparable periods in the prior year.

The operating loss in the Corporate and Other segment increased over the same period in the prior year by $2.3 million. This increase can be attributed to increases in outside and professional services for projects that did not occur in the prior year and an operating loss from Aprisa Holdings, Inc. (“AHI”) which did not exist in the prior year.

Nine Months Ended December 31, 2001 Compared with the Nine Months Ended
December 31, 2000

Following is certain financial data for the nine-month period ended December 31, 2001 as compared with the same period in fiscal 2001, by segment where available.

	Nine Months Ended December 31

(Dollars in Thousands)	2001		2000

Net Sales
Industrial Electronics	$809,446	44.5%	$1,100,123	50.5%
Computer Systems	1,008,774	55.5%	1,076,469	49.5%

Consolidated Net Sales	$1,818,220	100.0%	$2,176,592	100.0%

Cost of Goods Sold	1,570,322	86.4%	1,850,303	85.0%

Gross Margin	247,898	13.6%	326,289	15.0%

Operating Costs	224,063	12.3%	237,259	10.9%

Operating Income	$23,835	1.3%	$89,030	4.1%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Nine Months Ended December 31

(Dollars in Thousands)	2001		2000

Industrial Electronics	$8,690	1.1%	$70,936	6.5%
Computer Systems	33,281	3.3%	30,020	2.8%
Corporate and Other	(18,136)	(1.0)%	(11,926)	(0.6)%

Consolidated Operating Income	$23,835	1.3%	$89,030	4.1%

Net Sales. Consolidated Net Sales for the nine-month period ended December 31, 2001 decreased $358.4 million or 16% from consolidated net sales in the prior nine-month period ended December 31, 2000 as a result of the sales volume decline in the markets served by the Company’s Industrial Electronics Division and the Computer Systems Division. The Industrial Electronics Division accounted for $809.4 million in sales for the nine-month period, a 26% decrease from the same period in the prior year. The volume decline at the Industrial Electronics Division can be attributed to the industrywide downturn caused from excess inventory throughout the supply chain and the drop off in end-used demand, which began in November 2000, combined with continued market pricing pressures.

The Computer Systems Division represented 55% of consolidated year-to-date sales with divisional sales of $1.0 billion, a 6% decrease from the prior year. The recent slowdown in information technology spending has been the primary factor in the year-to-date decrease in sales when compared with the same period last year, specifically noticed in the mid-range computer industry. Management expects that growth will return as a result of required new investments in the information technology markets.

Gross Margin. Consolidated Gross Margin for the nine months ended December 31, 2001 decreased to 13.6% from 15.0% of sales at December 31, 2000. This decrease is attributable to the shift in the divisional sales mix and reduced sales volume and shift in product sales mix in the Industrial Electronics Division.

Operating Costs. Warehouse, selling and administrative expenses for the nine months ended December 31, 2001 have decreased slightly when compared with the same period last year. Expenses as a percent of sales were 12.3% at December 31, 2001 compared with 10.9% at December 31, 2000. The Company recognized increased bad debt expense during fiscal 2002, but this increase was more than offset by expense reduction initiatives implemented in the fourth quarter of fiscal 2001 and in the third quarter of fiscal 2002 in order to improve operating margins in this difficult sales environment. However, due to the significant volume declines in sales, operating costs as a percentage of sales have increased over the same period in the prior year.

The Company expects to achieve the full benefit of the expense reduction initiatives announced and implemented in the third quarter of fiscal 2002 during the fourth quarter.

The operating loss in the Corporate and Other segment increased over the same period in the prior year primarily due to increases in outside and professional services for projects that did not occur in the prior year, an operating loss in AHI, which was formed in the third quarter of fiscal 2002, along with increased facility costs and goodwill amortization.

Other (Income) and Expense

The components of Other (Income) Expense are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2001	2000	2001	2000

Other (Income) Expense	$(86)	$(370)	$47	$(842)
Interest Expense	$4,643	$9,354	$17,935	$25,287

Other Income for the three months ended December 31, 2001 primarily consisted of a charge of $1.0 million recognized when the Company reclassified $1.0 million from the other comprehensive income (loss) section of equity into earnings to realize the deferred loss from a previously effective interest rate hedge, which became ineffective during the quarter. This charge was completely offset by $0.4 million of income from the Company’s equity investment combined with currency gains and dividend income.

Other expense for the nine months ended December 31, 2001 primarily consisted of an investment write-off of $0.8 million combined with the $1.0 million charge for the ineffectiveness of the Company’s interest rate swap, significantly offset by foreign currency exchange gains and equity, dividend and other income.

Other income at the three and nine months ended December 31, 2000 consisted of equity and dividend income combined with foreign currency gains.

Interest expense decreased for both the three- and nine-month periods ended December 31, 2001 as compared with the same periods in 2000 by $4.7 million and $7.4 million, respectively. These decreases resulted from lower average levels of working capital, lower interest rates resulting from the Asset Securitization Financing the Company completed in October 2001 and favorable overall market interest rates. These decreases were offset by a 1% increase in the interest rate on the Company’s Senior Notes compared with the prior year rate.

Liquidity and Capital Resources

For the nine-month period ended December 31, 2001, net cash provided by operating activities totaled $184.1 million, as compared with $18.6 million of net cash used for operations for the same period in the prior year. At December 31, 2001, $163.7 million of cash provided by operating activities related to working capital changes. Current assets decreased by $145.0 million and current liabilities increased by $41.0 million during the nine-month period ended December 31, 2001, resulting in a decrease of $186.0 million in working capital from March 31, 2001. The current ratio was 2.3:1 at December 31, 2001 compared with 3.2:1 at March 31, 2001. The working capital decrease is primarily related to reductions in accounts receivable and inventory levels, which decreased to $383.9 million and $306.2 million, respectively, at December 31, 2001 combined with increased accounts payable to $278.7 million. Accounts receivable decreased as a result of reduced sales for the month of December compared with sales at March 31, 2001 combined with an increased allowance for doubtful accounts to protect against higher levels of credit risk resulting from the current economic environment. The inventory decrease is the result of management’s continued efforts to reduce the high levels of inventory on hand, which had been created from the backlogs that were being experienced during the peak sales periods in fiscal 2001. Accounts payable increased at December 31, 2001 compared with March 31, 2001 due to increased inventory purchases in December 2001 that were sold by December 31, 2001. Cash used for operations of $18.6 million for the nine-month period ended December 31, 2000 was primarily related to increases in inventory and accounts receivable levels partially offset by increased accounts payable attributable to the December record sales at the Computer Systems Division.

Net cash used for investing activities was $9.9 million for the nine months ended December 31, 2001, compared with $39.6 million for the same period in fiscal 2001. This cash was used to acquire Aprisa, an internet based start-up California corporation, and for capital expenditures of $5.9 million. During the nine months ended December 31, 2000, the Company invested $9.6 million in Magirus AG, a German computer systems distributor, increased its existing investments in World Peace Industrial Co., Ltd. (“WPI”) and Eurodis Electron PLC (“Eurodis”), acquired an 85% interest in Supplystream, Inc., a company specializing in supply chain decision support tools, and acquired the remaining 49% interest of Dickens Services Group. The Company used $14.8 million for capital expenditures during the nine months ended December 31, 2000.

The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. As of December 31, 2001, the Company’s investment in Eurodis had declined $4.0 million, net of tax, below the Company’s cost in the investment. Based on an evaluation of information available on Eurodis, as well as the industry segment in which that company operates, management has determined that the decline is temporary and as such, changes in market value have been included in “Accumulated other comprehensive income (loss)” in the equity section of the accompanying Condensed Consolidated Balance Sheets.

Net cash used for financing activities was $199.5 million, as compared with $78.3 million of net cash provided by financing activities for the comparable nine-month period in the prior year. The change between years primarily represents the repayment of borrowings against the revolving line of credit with cash generated from working capital and borrowings from an Asset Securitization Financing. The lower borrowing level can be primarily attributed to lower working capital needs. Management anticipates that borrowings will increase against the Asset Securitization Financing once the sales environment begins to improve and working capital needs increase.

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

In October 2001, the Company completed a three-year Accounts Receivable Securitization Financing (the “Asset Securitization”) that provides for up to $150 million and is secured by certain trade accounts receivable. Under the terms of the agreement, the Company transfers receivables to a wholly owned consolidated subsidiary that in turn utilizes the receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. This subsidiary has been classified as Corporate and Other for segment presentation purposes. The yield on the commercial paper is considered a financing cost and included within interest expense in the accompanying Condensed Consolidated Statement of Operations. With the completion of the Asset Securitization, the Company’s available borrowings on the Revolver were reduced from $275 million to $175 million, as outlined in the credit agreement. The combination of the Asset Securitization and the Revolver provided the Company with financing up to $325 million at December 31, 2001.

Subsequent to December 31, 2001, the Company amended the Revolver and in doing so, modified certain financial and non-financial covenants. These modifications were effective as of December 31, 2001. The amendment also reduced the available borrowings on the Revolver from $175 million to $150 million, effective January 29, 2002. This reduction was the result of an additional covenant modification that provides the Company with the ability to increase its separate Asset Securitization agreement to $200 million in the future. As of January 29, 2002, the combination of the Asset Securitzation and the Revolver provides the Company with financing available up to $300 million.

Management continues to expect capital expenditures for fiscal year 2002 to be approximately $10 million. Capital spending, which is primarily information technology spending, has been deferred, which management anticipates will not have a negative impact on the Company’s operations, information systems or ebusiness initiatives. Capital expenditures for the nine months ended December 31, 2001 were $5.9 million. Under present business conditions, it is anticipated that funds from current operations, the Revolver and the Asset Securitization will be sufficient to finance both capital spending and working capital needs for the balance of the current fiscal year.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. SFAS No. 141 also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. The Company will account for all current and future business combinations under SFAS No. 141.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective April 1, 2002. At that time, amortization of existing goodwill will cease on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This is expected to increase net income on an annual basis by approximately $2.9 million beginning in fiscal year 2003. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal year 2002.

SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During fiscal year 2003, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company will adopt SFAS No. 144 no later than April 1, 2002. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, the Company addresses a portion of these risks through a program of risk management that, at times, includes the use of derivative financial instruments. The Company’s objective is to reduce earnings volatility, when it is practical, associated with these fluctuations. The Company does not enter into any derivative transactions for speculative purposes.

The Company’s primary interest rate risk exposure results from the revolving credit facility’s various floating rate pricing mechanisms and the Asset Securitization Financing’s variable short-term market interest rates. This interest rate exposure is managed by interest rate swaps to fix the interest on a portion of the revolving credit facility debt and borrowing mainly from the Asset Securitization Financing with its lower market rates.

If interest rates were to increase 100 basis points (one percent) from December 31, 2001 rates, and assuming no changes in debt from December 31, 2001 levels, the additional annualized net expense, after tax, would be approximately $0.3 million or $0.01 per diluted share.

Prior to December 2001, the Company held two interest rate swaps, each, with notional amounts of $25 million. Effective December 3, 2001, one of these swaps expired. The remaining interest rate swap is not currently effectively hedging any interest rate risk, resulting in increased exposure to fluctuating market rates.

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
                    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION
                    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Number	Description

10.1	Receivables Purchase Agreement, Dated as of October 19, 2001, among Pioneer-Standard Electronics Funding Corporation, as the Seller, Pioneer-Standard Electronics, Inc., as the Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, Bank One, NA and Mellon Bank, N.A., as Managing Agents and the Committed purchasers from time to time parties hereto and Bank One, NA as Collateral Agent.

10.2	Receivables Sales Agreement, Dated as of October 19, 2001, among Pioneer-Standard Electronics, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Illinois, Inc. and Pioneer-Standard Electronics, Ltd., as Originators and Pioneer-Standard Funding Corporation, as Buyer.

10.3	Amendment No. 1 to Receivables Purchase Agreement, Dated as of January 29, 2002, by and among Pioneer-Standard Funding Corporation, as Seller, Pioneer-Standard Electronics, Inc. as Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, certain Committed Purchasers, Bank One, NA and Mellon Bank, N.A. as Managing Agents, and Bank One, as Collateral Agent.

10.4	Third Amendment to Five-Year Credit Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as Agent.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date:	February 14, 2002
James L. Bayman Chairman & CEO (Principal Executive Officer)

Date:	February 14, 2002
Steven M. Billick Senior Vice President & CFO (Principal Financial and Accounting Officer)