Form 10-Q/A
period 2001-12-31
PIONEER STANDARD ELECTRONICS INC
filed 2002-02-25
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PIONEER-STANDARD ELECTRONICS, INC.

Date:	February 14, 2002	/s/ James L. Bayman
James L. Bayman Chairman & CEO (Principal Executive Officer)

Date:	February 14, 2002	/s/ Steven M. Billick
Steven M. Billick Senior Vice President & CFO (Principal Financial and Accounting Officer)