Form 10-K
period 2002-03-31
PIONEER STANDARD ELECTRONICS INC
filed 2002-06-14
CIK 78749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-5734

PIONEER-STANDARD ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0907152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6065 Parkland Boulevard Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip code)

Registrant’s telephone number, including area code: (440) 720-8500

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act:

Common Shares, without par value
Common Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting shares of the Registrant held by non-affiliates was $372,414,924 as of May 1, 2002, computed on the basis of the last reported sale price per share ($14.16) of such shares on the NASDAQ National Market.

     As of May 1, 2002, the Registrant had the following number of Common Shares outstanding: 31,844,601

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 30, 2002 are incorporated by reference into Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2002.

pioneer-standard electronics, inc.
annual report on form 10-k
year ended march 31, 2002

part i

Item 1.  Business

General and Significant Events

Pioneer-Standard Electronics, Inc. was organized as an Ohio corporation in 1963 and maintains its principal office at 6065 Parkland Boulevard, Mayfield Heights, Ohio 44124 (telephone number (440) 720-8500). Except as otherwise stated, the terms “Company” or “Pioneer-Standard” as used herein shall mean Pioneer-Standard Electronics, Inc. and its subsidiaries.
      The Company is a broad-line distributor of electronic components and mid-range computer products for leading manufacturers, and strives to be the preferred strategic link between suppliers and customers by providing rewardable differentiated value. The Company is closely aligned with growing high-technology markets and creates and generates demand for its suppliers’ and manufacturers’ products and helps customers incorporate new technology into their businesses. The Company operates warehouse, distribution and value added centers throughout North America. In addition, the Company continues to increase its global presence through strategic investments in affiliated companies. These investments further the Company’s growth strategy by offering access to an extensive distribution network in the Asia Pacific region and Europe, and to additional markets within the United States. During Fiscal 2002, the Company made an additional investment to maintain its 20% equity interest in Magirus AG, a European computer systems distributor headquartered in Stuttgart, Germany.
      As part of the Company’s strategy to be the best at technology distribution, Pioneer-Standard has made strategic investments in two start-up software companies that offer products with the potential to dramatically streamline new product introduction and reduce product development costs. During Fiscal 2001, the Company acquired Supplystream, Inc., a software company specializing in supply chain decision support tools, and invested in Aprisa, a start-up software corporation. During Fiscal 2002, the Company acquired Aprisa and consolidated both software initiatives into one subsidiary, Aprisa, Inc. Through this subsidiary, the Company has developed an innovative Web-based software solution, StraightLine, that will accelerate customers’ design time, time to production and time to market. The product was launched to the market on May 14, 2002.
      In the fourth quarter of Fiscal 2002, the Company committed to a restructuring plan for certain Corporate and Industrial Electronics Division operations, which is expected to be completed by the end of Fiscal 2003. In addition, the Company announced certain adjustments to the carrying value of its inventory. Due to the prolonged economic downturn and to maintain focus on serving the broader needs for a greater number of customers, as part of the restructuring, the Company closed its Electronic Manufacturing Resources and Services Center located in southern California, as well as eliminated less profitable product lines. The inventory adjustments made were primarily to adjust the value of the Company’s inventory for obsolete and excess inventory, including inventory associated with terminated supplier and customer relationships not fully covered under the Company’s distributor agreements.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Description of Segments

Pioneer-Standard is structured into two businesses with different business models and growth rates as a result of their positions in the supply chain and the customers each business serves. The operations are classified into two reportable operating segments, the distribution of electronic components and the distribution of mid-range computer products, which are managed separately based on product and market differences. In addition to being less dependent on one business because of the fairly even split of sales, the combination provides Pioneer-Standard opportunities to stabilize growth and profitability.
      The Company’s third reportable segment, Corporate and Other, primarily includes investments in affiliates, selected other assets and fixed assets, related depreciation and goodwill amortization, certain corporate management costs, special charges and the net assets and results of operations of the Company’s software businesses and its wholly owned subsidiary established for an Accounts Receivable Securitization financing. (For further information regarding the Accounts Receivable Securitization financing, see Note 5 to the Consolidated Financial Statements contained in Part IV hereof.) The segment presentation reflects how management allocates resources, measures performance and views the overall business.
      Industrial Electronics. The Company’s Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical (“IPE”) components, power supplies and embedded computer products. Semiconductors include microprocessors, memory and programmable logic devices, and analog and digital integrated circuits. IPE products include capacitors, connectors, resistors, switches and power conditioning equipment. This segment also provides value added services associated with industrial electronic products, such as point of use inventory management, memory and logic device programming, power products integration and modification to customer specifications, and supply chain management programs. Sales of industrial electronics products constituted 44% of the Company’s total sales in Fiscal 2002, compared with 51% in 2001 and 52% in 2000.
      The industrial electronics market has historically been cyclical. From calendar year 1998 to calendar year 2000, the market experienced record growth. In late calendar year 2000, the industry showed signs of an over-inventory situation which ultimately resulted in the most severe drop off in demand ever experienced by the industry. This downturn, coupled with the overall declining economy, significantly impacted the Company’s Industrial Electronics Division.
      The electronic components market historically has also experienced fluctuations in product supply and demand associated with technology changes and supply capability, which occur from time to time. At times, such as in Fiscal 2002, when product supply has been high relative to demand, prices for products have declined. The Company has attempted to minimize the effect of these price fluctuations in its distribution arrangements. The Company’s gross margins are nevertheless negatively affected when an excess supply of electronic components causes a general decline in prices for those products. When there is a shortage of electronic components supply, the Company’s results of operations will depend on how much product it is able to obtain from suppliers and how quickly the Company receives shipments

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

of those products. There can be no assurance as to when the demand for the Company’s products will improve in order to mitigate the supply and demand imbalance.

      Computer Systems. The Company’s Computer Systems Division is a leading distributor and reseller of mid-range computer products, computer systems, software and services. As a complement to these operations, the Company provides value added services, including systems integration and consulting services. The Company’s systems products and value added services accounted for 56% of the Company’s sales in Fiscal 2002 compared with 49% in 2001 and 48% in 2000.
      The technology used in the products distributed by the Computer Systems Division has changed rapidly over the last several years, resulting in short product life cycles. In the past, these short product life cycles were a contributing factor to the accelerated industry growth as customers increased capital spending to replace systems that had become technologically obsolete in a relatively short period of time with newer and improved models. This factor, along with the Company’s ability to increase its share and product lines represented, contributed to significant revenue growth. During Fiscal 2002, as a result of the economic downturn experienced in North America, information technology spending declined and normal purchasing cycles elongated due to the economic uncertainty. This resulted in lower sales for the Computer Systems Division. A further slowdown in this market could have a substantial negative effect on the Company’s revenues and results of operations.
      For financial information regarding the Company’s business segments, see Note 13 to the Consolidated Financial Statements contained in Part IV hereof.

Products Distributed and Sources of Supply

The Company distributes products supplied by more than 100 manufacturers. A majority of the Company’s revenues comes from products manufactured by relatively few suppliers. During the 2002 fiscal year, products purchased from the Company’s three largest suppliers accounted for 64% of the Company’s sales volume. The largest three suppliers, IBM, Intel Corporation and Compaq, supplied 32%, 17% and 16%, respectively, of the Company’s sales volume. The loss of any one of the top three suppliers or a combination of certain other suppliers could have a material adverse effect on the Company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the Company.

Inventory

The Company must maintain certain levels of inventory in order to ensure that the lead times to its customers remain competitive. However, to minimize its inventory exposure, the majority of the products sold by the Company are purchased pursuant to distributor agreements, which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. Although the Company believes that its relationships with suppliers are good, there can be no

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

assurance that the Company’s suppliers will continue to supply products to the Company on terms acceptable to the Company.

      The Company’s results of operations depend in part on successful management of the challenges of rapidly changing technology and evolving industry standards characteristic of the markets for industrial electronics and computer systems products. These challenges include predicting the nature and timing of technological changes and the direction of evolving industry standards; identifying, obtaining and successfully marketing new products as they emerge; and minimizing the risk of loss due to inventory obsolescence. Some of the Company’s competitors may be able to market products that have perceived advantages over the products distributed by the Company or that render the products distributed by the Company more difficult to market. Although the Company minimizes the effects of inventory obsolescence through its distribution arrangements, the Company may have high inventories of unsold product if a new technology renders a product distributed by the Company less desirable or obsolete. In addition, customers may be less willing, for financial or other reasons, to purchase the new products necessary to use new technologies.

Customers

The Company serves customers in many major markets of North America. The Company’s operating segments have a diverse customer base which includes original equipment manufacturers and contract manufacturers (both of which constitute the core customer base of the Industrial Electronics Division), value added resellers and commercial end-users (both of which constitute the core customer base of the Computer Systems Division). No single customer accounted for more than ten percent of the Company’s total sales or the sales of either operating segment during Fiscal 2002.

Backlog

The Company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2002.

Competition

The sale and distribution of electronic components and computer systems products are highly competitive, primarily with respect to price and product availability, but also with respect to service, variety and availability of products carried, proximity of sales locations and promptness of service. The Company also faces intense competition with respect to obtaining sources of supply for products distributed, and in developing and maintaining relationships with customers. In the case of semiconductor and computer systems products, the Company competes for customers with other distributors as well as with some of its suppliers. Many of the distributors with which the Company competes are regional or local distributors. However, several of the Company’s largest competitors have national and international distribution businesses and have greater financial and other resources, which may enable them to compete more aggressively. Also, it is possible that an increasing number of suppliers may decide to

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

distribute products directly to the customer, which would further heighten competitive pressures. Due to continuing competitive pressures, the Company’s operating margins have declined in recent years, and the Company expects continued pressure on margins in the foreseeable future.

      Industry Consolidation. The electronic components distribution industry and the computer systems distribution industry have become increasingly concentrated in recent years as companies have combined or formed strategic alliances. If this trend continues, new business combinations or strategic alliances may have a competitive advantage if their potentially greater financial, technical, marketing or other resources allow them to negotiate relationships with suppliers that are more favorable than the Company’s relationships with its suppliers. If such relationships develop, these new business combinations or strategic alliances may be able to offer lower prices that could precipitate an industry-wide decline in prices. This decline could have a negative impact on the Company’s margins, and could cause a decline in the Company’s revenues or loss of market share.

Growth through Acquisitions

The Company continually reviews acquisition prospects and strategic alliances that could complement its existing lines of business, augment its volume and/or geographic coverage or provide opportunities to expand into new markets. The Company’s continued growth depends in part on its ability to find suitable acquisition candidates and to consummate strategic acquisitions. To proceed, the prospect must have an appropriate valuation based on synergies to be realized through a combination. To fund acquisition costs, the Company may issue equity securities, which could dilute the holdings of existing shareholders, or incur debt, which could result in additional leveraging. Furthermore, acquiring businesses always entails risk and uncertainties that could have a material adverse impact on the Company’s business and results of operations.

Employees

As of March 31, 2002, the Company had 2,343 employees. The Company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Distribution

Pioneer-Standard distributes its products principally in the United States and Canada. Non-U.S. sales are not a significant portion of the Company’s sales.

Item 2.  Properties

The Company owns an 87,000 square-foot facility and a 30,000 square-foot facility, each located in Cleveland, Ohio. The larger facility houses certain corporate, accounting and information system functions, while the smaller building serves as a corporate storage facility. In addition, the Company owns a 106,000 square-foot facility, located in Twinsburg, Ohio. The Twinsburg facility houses the Company’s Industrial Electronics Distribution Center. Certain of the Company’s corporate offices are

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

located in a 60,450 square-foot facility in Mayfield Heights, Ohio, to which the Company entered into an 11-year lease in April 1999. The Company’s operations occupy a total of approximately 1,404,800 square feet, with the majority, approximately 1,263,600 square feet, devoted to product distribution facilities and sales offices. Of the approximately 1,404,800 square feet occupied, 223,000 square feet are owned and 1,181,800 square feet are occupied under operating leases. The Company’s facilities of 100,000 square feet or larger, as of March 31, 2002, are set forth in the table below.

	Type of	Approximate	Leased or	Segment
Location	Facility	Square Footage	Owned	Using Facility

Solon, Ohio	Distribution	225,750	Leased	Industrial Electronics
Solon, Ohio	Distribution	224,600	Leased	Computer Systems
Solon, Ohio	Distribution	102,500	Leased	Industrial Electronics and Computer Systems
Twinsburg, Ohio	Distribution	106,000	Owned	Industrial Electronics

      The Company’s major leases contain renewal options for periods of up to 15 years. For information concerning the Company’s rental obligations, see Note 4 to the Consolidated Financial Statements contained in Part IV hereof. The Company believes that its distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the Company. The office facility and storage facility located in Cleveland, Ohio, are for sale and the Company has a pending sales contract. As part of the sales contract, arrangements have been made for the Company to lease back certain space, including the storage facility, under operating leases.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its respective business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended March 31, 2002.

Item 4A.  Executive Officers of the Registrant

The information under this item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
      The table on the following page sets forth the name, age, current position and principal occupation and employment during the past five years through May 20, 2002, of the Company’s executive officers.
      There is no relationship by blood, marriage or adoption among the listed officers. Messrs. Rhein and Billick hold office until terminated as set forth in their employment agreements. All other executive officers serve until his or her successor is elected and qualified.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

executive officers of the company

Name	Age	Current Position	Other Positions

James L. Bayman	65	Chairman of the Board of the Company since April 1, 1996.	From April 3, 1995, to March 31, 2002, Chief Executive Officer of the Company.

Arthur Rhein	56	President and Chief Executive Officer of the Company since April 1, 2002.	From 1997 to March 31, 2002, President and Chief Operating Officer. From 1993 to April 29, 1997, Senior Vice President of the Company.

Robert J. Bailey	45	Executive Vice President, Computer Systems Division since May 2002.	From March 1998 to May 2002, Senior Vice President, Marketing of the Company’s Computer Systems Division. From prior to 1997 to March 1998, Vice President of Marketing of the Computer Systems Division.

Steven M. Billick	46	Executive Vice President and Chief Financial Officer since May 2002.	From April 2000 to May 2002, Senior Vice President and Chief Financial Officer. From 1998 to April 2000, Business Consultant for Management Consulting Services. From prior to 1997 to 1998, Senior Vice President, Treasurer and Chief Financial Officer of Signature Brands, Inc.

Peter J. Coleman	47	Executive Vice President, Computer Systems Division since May 2002.	From April 1998 to May 2002, Senior Vice President, Sales of the Company’s Computer Systems Division. From prior to 1997 to 1998, Vice President of Sales of the Computer Systems Division.

Edward J. Gaio	48	Vice President and Controller of the Company since April 2001.	From January 2000 to April 2001, Controller. From 1998 to 2000, Director of Finance and Planning of the Industrial Electronics Division. From prior to 1997 to 1998, Director of Distribution and Logistics for Avery Denison Corporation.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Name	Age	Current Position	Other Positions

Jean M. Miklosko	42	Vice President and Treasurer since October 24, 2000.	From 1997 to 2000, Treasurer for The Geon Company.

James L. Sage	47	Executive Vice President, Chief Information Officer since May 2002.	From May 2001 to May 2002, Senior Vice President and Chief Information Officer. From April 2000 to May 2001, Vice President and Chief Information Officer. From 1998 to April 2000, Vice President, Information Systems. From 1997 to 1998, Director of Software Development.

Richard A. Sayers II	51	Executive Vice President, Chief Human Resources Officer since May 2002.	From April 2000 to May 2002, Senior Vice President, Corporate Services. From 1998 to April 2000, Senior Vice President, Human Resources. From 1997 to 1998, Managing Director, Human Resources, for PricewaterhouseCoopers LLP.

Lawrence N. Schultz	54	Secretary of the Company since 1999.	From prior to 1997 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (1)

Kathryn K. Vanderwist	42	Vice President, General Counsel and Assistant Secretary since April 2001.	From April 2000 to April 2001, General Counsel and Assistant Secretary. From July 1999 to March 2000, Corporate Counsel. From 1998 to July 1999, Litigation Attorney for Nestle USA, Inc. From prior to 1997 to 1999, Corporate Counsel and Assistant Secretary for Signature Brands, Inc.

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the Company.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

part ii

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters
The Company’s Common Shares, without par value, are traded on the NASDAQ National Market. Common Share prices are quoted daily under the symbol “PIOS.” The high and low market prices and dividends per share for the Common Shares for each quarter during the past two years are presented in the table below:

	Year Ended March 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Dividends declared per Common Share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per Common Share	$9.00–$13.80	$8.87–$12.52	$7.40–$13.37	$11.22–$14.94	$7.40–$14.94
Closing price on last day of period	$12.80	$9.02	$12.70	$14.15	$14.15

	Year Ended March 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Dividends declared per Common Share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per Common Share	$11.38–$15.88	$12.50–$16.13	$9.13–$14.50	$10.50–$14.73	$9.13–$16.13
Closing price on last day of period	$14.75	$13.56	$11.00	$12.25	$12.25

      As of May 1, 2002, there were 31,844,601 Common Shares (including 3,965,740 subscribed Common Shares) of Pioneer-Standard Electronics, Inc. outstanding, and there were 2,818 shareholders of record. The closing price of the Common Shares on May 1, 2002, was $14.16.
      Cash dividends on Common Shares are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The Company also makes quarterly distributions on its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust preferred securities”) to shareholders of record on the fifteenth day preceding the distribution date. Regular payment dates for these distributions are on the last day of March, June, September and December. The Company expects to pay comparable cash dividends on its Common Shares and continue to make the distributions on its Trust preferred securities in the foreseeable future. The Company maintains a Dividend Reinvestment Plan whereby cash dividends and additional monthly cash investments up to a maximum of $5,000 per month may be invested in the Company’s Common Shares at no commission cost.
      On April 27, 1999, the Company adopted a Shareholder Rights Plan. For further information about the Common Share Purchase Rights Plan, see Note 10 to the Consolidated Financial Statements contained in Part IV hereof.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Item 6.     Selected Consolidated Financial and Operating Data

      The following selected consolidated financial and operating data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	For the year ended March 31

(Dollars in Thousands, Except Per Share Data)	2002	2001	2000	1999	1998

Income (Loss)
Net sales	$2,323,593	$2,901,353	$2,560,711	$2,267,615	$1,693,168
Income (loss) before income taxes (1) (2)	(3,049)	67,084	77,225	60,668	52,233
Provision (benefit) for income taxes	(1,256)	26,124	31,210	24,018	21,624
Income (loss) before extraordinary charge (1) (2)	(7,047)	35,046	40,145	30,809	30,497
Extraordinary charge	—	(470)	—	—	—
Net income (loss) (1) (2)	$(7,047)	$34,576	$40,145	$30,809	$30,497
Financial Position
Working capital	$393,794	$596,413	$500,832	$475,485	$460,482
Investments in affiliated companies	45,670	58,057	46,030	13,964	6,531
Total assets	916,937	1,183,610	1,113,835	947,507	957,099
Long-term debt	179,000	390,999	320,205	313,240	336,234
Mandatorily redeemable convertible trust preferred securities	143,675	143,750	143,750	143,750	125,000
Shareholders’ equity	$340,697	$354,257	$324,065	$271,503	$244,996
Weighted average shares outstanding
Basic	27,040	26,793	26,409	26,351	26,205
Diluted	27,040	36,616	36,178	35,711	26,949
Per Share Data
Basic net income (loss) per share (1) (2)	$(0.26)	$1.29	$1.52	$1.17	$1.16
Diluted net income (loss) per share (1) (2)	(0.26)	1.11	1.27	1.03	1.14
Cash dividends per share	0.12	0.12	0.12	0.12	0.12
Book value per share	$12.56	$13.18	$12.20	$10.30	$9.30
Price range of common shares
High	$14.94	$16.13	$18.75	$13.19	$18.25
Low	$7.40	$9.13	$6.50	$5.63	$11.38
Other Comparative Data
Sales per employee	$944	$1,137	$1,042	$883	$770
Gross margin percent of sales (1)	13.6%	14.9%	15.2%	15.4%	17.5%
Operating expense percent of sales	12.6%	11.0%	11.3%	11.7%	13.2%
Net income (loss) percent of sales (1) (2)	(0.3)%	1.2%	1.6%	1.4%	1.8%
Working capital as a percent of sales (3)	19.5%	20.6%	18.5%	21.2%	27.2%
Debt to total capital (4)	27.0%	44.0%	40.9%	43.2%	47.8%
Return on equity (1) (2) (5)	(0.3)%	8.3%	10.5%	9.3%	10.5%
Average number of employees	2,462	2,551	2,457	2,568	2,199

(1)	During the fourth quarter of Fiscal 2002, the Company recorded $12.4 million ($7.3 million, after tax) in special charges consisting of inventory adjustments of $8.6 million and a restructuring charge of $3.8 million.

(2)	During the fourth quarter of Fiscal 2001, the Company recognized a non-cash write-down of $14.2 million ($8.7 million, after tax) for the abandonment of certain information technology system assets.

(3)	Working capital as a percent of sales is the period ending working capital divided by the annualized rolling quarter sales.

(4)	Debt to total capital is calculated as current and long-term debt divided by current and long-term debt plus shareholders’ equity and the Trust preferred securities.

(5)	Return on equity is calculated as net income (loss) plus distributions on the Trust preferred securities divided by average shareholders’ equity and average Trust preferred securities. The 2002 and 2001 return on equity adjusted for the special charges of $12.4 million and information technology system asset write-down of $14.2 million are 1.2% and 10.1%, respectively.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pioneer-Standard Electronics, Inc. and its subsidiaries (the “Company” or “Pioneer-Standard”) distribute a broad range of electronic components and mid-range computer products manufactured by others. The Company is closely aligned with growing high-technology markets and creates and generates demand for its suppliers’ and manufacturers’ products and helps customers incorporate new technology into their businesses. These products are sold to original equipment manufacturers, contract manufacturers, value added resellers and commercial end-users. The Company has operations in North America and strategic investments in Europe and the Asia-Pacific region. The Company’s operations have been classified into three reportable segments, the distribution of electronic components, the distribution of mid-range computer products, both of which are managed separately based on product and market differences, and Corporate and Other. The Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products. The Computer Systems Division is a leading distributor and reseller of mid-range computer products, computer systems, software and services. Corporate and Other primarily includes investments in affiliates, selected other assets and fixed assets, related depreciation and goodwill amortization, certain corporate management costs, special charges and the net assets and results of operations of the Company’s software businesses and its wholly owned subsidiary established for an Accounts Receivable Securitization financing.
      For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the related notes. Reference herein to any particular year or quarter generally refers to the Company’s fiscal year periods ending March 31. Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation.

OVERVIEW OF FISCAL 2002

Pioneer-Standard entered Fiscal 2002 with a conservative view due to the slowdown in the electronic components market, the uncertainty of the U.S. economy and the threat of slowdown in information technology (“IT”) spending. During the year the slowdown in the electronics market evolved into a severe downturn. The threat of a slowdown in IT spending became a reality in the second quarter of Fiscal 2002 as the economic environment further deteriorated. By managing working capital and taking aggressive actions to reduce expenses, the Company achieved break-even operating results for the year, before special charges, on a 20% sales decline. Although financial results declined, and despite the economic environment, both of the Company’s operating divisions were able to gain or maintain market share with key suppliers. In addition, the Company’s Computer Systems Division was successful in increasing its operating income and operating margin compared with Fiscal 2001.
      In Fiscal 2002, the Company continued its focus on cost and expense management, successfully reduced expenses throughout the Company, and effectively managed working capital in this difficult environment. Consolidated operating expenses for the year decreased 8% to $294 million from

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

$318 million in 2001 and the Company was able to reduce inventory by 34% compared with the prior year. During the fourth quarter of 2002, the Company recorded $12.4 million in pre-tax special charges, $7.3 million after tax, or $0.27 per share. These special charges consisted of inventory adjustments made in response to the severe downturn and duration of the downturn in the electronic component markets and a restructuring charge taken to better position the Company operationally going into Fiscal 2003. Including special charges, the Company reported a net loss of $7.0 million, or $0.26 per share, for Fiscal 2002, compared with net income in Fiscal 2001 of $34.6 million, or $1.11 diluted earnings per share.

      During Fiscal 2002, Pioneer-Standard announced new initiatives in the rapidly growing storage market by expanding solutions and creating a business unit dedicated to storage. The Company also acquired a software start-up corporation, Aprisa. All of these initiatives improve the Company’s future growth prospects.

CURRENT ECONOMIC ENVIRONMENT

The Company’s focus on aspects of the business that it could immediately impact during the current difficult economic environment and the initiatives it implemented within the past year well position Pioneer-Standard to capitalize on future opportunities. The Company’s vision is to achieve recognition for introducing and utilizing the most sophisticated distribution technology combined with a highly skilled workforce to improve its customers’ products and business and create superior demand for its suppliers. The Company’s focus on distinct, innovative, technology-based solutions that provide rewardable differentiated value supports Pioneer-Standard’s goal to achieve growth at more sustainable, higher levels of profitability. The Company’s balanced business as well as its new business unit, expanded services position, and increased Web-based initiatives are a winning combination that solidly position the Company relative to its competitors.
      Uncertainties in Fiscal 2003 about the duration of the downturn in the electronics markets and the overall economic recovery remain. With the cost-cutting measures taken during Fiscal 2002, the Company is well positioned for the current economic environment, as well as the impending recovery. The long-term fundamentals of the industries Pioneer-Standard serves are strong. Electronic components and computer systems are increasingly pervasive. The Company is aligned with fast-growing high-technology markets that provide long-term growth opportunities. The Company is at the forefront of technology distribution and has been recognized by leading suppliers, manufacturers and industry experts for innovative products and services and working collaboratively with suppliers and customers, which demonstrates the advantage of customized solutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Pioneer-Standard’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

      The policies discussed below are considered by management to be critical to an understanding of Pioneer-Standard’s Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
      Revenue Recognition.     Revenue from product sales is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Sales are recorded net of discounts, rebates and returns. A reserve is provided for product returns based on the Company’s historical experience. A portion of products sold are estimated to be returned due to reasons such as product failure and excess inventory stocked by the customer, which subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.
      Allowance for Doubtful Accounts.     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the Company performs periodic credit evaluations of its customers and obtains credit insurance in certain circumstances to protect its interests.
      Inventories.     Inventories are stated at the lower of cost (first-in, first-out basis) or market, net of related reserves. The Company’s inventory is constantly monitored to ensure appropriate valuation. Adjustments of inventories to market value are based upon contractual provisions governing price protection, stock rotation (right of return status), and technical obsolescence, as well as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

made regarding adjustments to the cost of inventories. Actual amounts could be different from those estimated.

      Investments.     The Company holds marketable equity securities that are carried at fair value. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial condition of and specific prospects of the issuer. Pioneer-Standard also evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate to determine whether market declines should be considered other than temporary.
      Deferred Taxes.     The carrying value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made.
      Contingencies.     The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The Company assesses the likelihood of adverse judgments or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.
      Restructuring and Other Special Charges.     The Company has recorded a reserve in connection with restructuring its business. This reserve principally includes estimates related to employee separation costs, the consolidation of facilities, contractual obligations, and the valuation of inventories. Actual amounts could be different from those estimated.
      Intangible and Long-Lived Assets.     In assessing the recoverability of the Company’s goodwill and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record impairment charges for these assets.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company will account for all current and future business combinations under SFAS No. 141. The Company adopted SFAS Nos. 142 and 144 effective April 1, 2002, as required. A discussion of these new standards is included in Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

	Fiscal Year Ended March 31

(Dollars in Thousands)	2002		2001		2000

Net Sales
Industrial Electronics	$1,029,271	44.3%	$1,469,515	50.7%	$1,341,222	52.4%
Computer Systems	1,294,322	55.7%	1,431,838	49.3%	1,219,489	47.6%

Consolidated Net Sales	2,323,593	100.0%	2,901,353	100.0%	2,560,711	100.0%
Cost of Goods Sold	2,007,618	86.4%	2,468,571	85.1%	2,170,684	84.8%

Gross Margin	315,975	13.6%	432,782	14.9%	390,027	15.2%
Operating Expenses	293,903	12.6%	318,400	11.0%	289,631	11.3%
Restructuring Charge	3,796	0.2%	—	—	—	—
Write-down of IT System Assets	—	—	14,200	0.5%	—	—

Operating Income	$18,276	0.8%	$100,182	3.5%	$100,396	3.9%

      The following table identifies the Company’s Operating Income and Operating Income margins by segment:

(Dollars in Thousands)	2002		2001		2000

Industrial Electronics	$(3,582)	(0.4)%	$85,921	5.9%	$72,254	5.4%
Computer Systems	47,783	3.7%	46,531	3.3%	45,088	3.7%
Corporate and Other	(25,925)	(1.1)%	(32,270)	(1.1)%	(16,946)	(0.7)%

Consolidated Operating Income	$18,276	0.8%	$100,182	3.5%	$100,396	3.9%

      Fiscal 2002 consolidated net sales decreased approximately $600 million or 20% from consolidated net sales in 2001 as a result of the sales volume decline in the markets served by the Company’s Industrial Electronics Division (“IED”) and the Computer Systems Division (“CSD”). More than 75% of the decline in consolidated net sales for the year was attributable to IED as a result of the downturn in the electronic components market.
      Fiscal 2002 IED net sales decreased 30% from Fiscal 2001 compared with an increase in sales of 10% in 2001 over 2000. The 2002 decline in IED sales was a result of significant volume declines and lower average selling prices and can be attributed to the most severe downturn ever experienced in the
PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

electronic component industry, caused by excess inventory throughout the supply chain and the lower level of end-user demand in the markets the Company serves. Sales increased in 2001 as a result of record growth in the electronic components markets fueled by the strong end-user demand in the communications and Internet markets, which began in Fiscal 2000. The increase was offset by a dramatic reduction in sales growth in the last half of 2001, caused by the beginning of an industry-wide market slowdown. Looking forward, the Company is confident the markets will return, but with the lack of visibility regarding the timing of any meaningful recovery, the Company is anticipating another difficult year.

      Fiscal 2002 CSD net sales decreased 10% from 2001 and increased 17% in 2001 compared with 2000. The weak U.S. economy, manifested by a slowdown in information technology spending, has been the primary factor in the 2002 decrease in net sales compared with 2001. The increase in 2001 sales compared with 2000 was the result of strong demand for mid-range servers, storage products and software throughout 2001. Even though the challenging sales environment is expected to continue, CSD will continue to benefit from the broad diversification of the customers it serves, as well as its concentration in the mid-to-large-sized customer segment.

Gross Margin

Consolidated gross margin decreased to 13.6% for 2002 from 14.9% in 2001. A portion of this decrease, 0.4%, is due to an inventory adjustment associated with the closing of an IED business line as part of the fourth quarter restructuring, discussed below, combined with other inventory adjustments for obsolete and excess inventory, including inventory associated with terminated supplier and customer relationships. The decrease excluding the effect of the inventory adjustments is attributable to the shift in the divisional sales mix and reduced sales volume along with lower average selling prices affecting IED. Management anticipates that the reduction in gross margins is temporary and margins will recover when the market returns to normal levels.
      Consolidated gross margin for 2001 was 14.9% compared with 15.2% in 2000. Despite the pricing pressures experienced in the fourth quarter of Fiscal 2001, IED had an overall increase in gross margin for 2001 primarily attributable to higher average selling prices and long lead times experienced during the first eight months of the fiscal year as a result of the demand for certain products. This gross margin improvement was more than offset by the sales mix caused by a higher proportion of the Computer System Division’s sales of relatively lower-margin products.

Operating Costs

Warehouse, selling and administrative expenses decreased $24.5 million, or 8.0%, in Fiscal 2002 from $318.4 million in Fiscal 2001. The decrease in operating expense can primarily be attributed to the expense reduction initiatives implemented in the fourth quarter of Fiscal 2001 and in the third quarter of Fiscal 2002 in order to improve operating margins in this difficult sales environment. However, due to the significant volume declines in sales, operating costs as a percentage of sales increased to 12.6% for Fiscal

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

2002, up from 11.0% for the prior year. The overall dollar decrease in operating expenses can be specifically attributed to lower compensation and benefits due to personnel reductions and lower incentives associated with current financial performance, combined with the reduction in discretionary spending demonstrated through decreased advertising and promotion expense, travel and entertainment expense, communications expense and contract labor. The overall decrease in operating expenses was slightly offset by an increase in bad debt expense and additional expenses related to the Company’s start-up software businesses. The Company’s bad debt expense increased $8.4 million from Fiscal 2001. This increase is the result of additional reserve requirements at IED and CSD for accounts that filed for Chapter 11 bankruptcy protection as a result of the economic downturn, an increase to the reserve for accounts denied credit insurance, and the prolonged weakness in the technology marketplace.

      The improvement in operating expenses as a percentage of sales when comparing 2001 and 2000 is the result of leveraging expenses on higher sales volume, coupled with the effects of implementing cost control initiatives. The overall dollar increase in operating expenses between Fiscal 2001 and Fiscal 2000 was the result of higher compensation and fringes attributable to favorable operating results, an increase in outside services, repairs and maintenance expense and bad debt expense, offset by a decrease in contract labor costs.

Special Charges

Beginning in the fourth quarter of Fiscal 2001 and continuing through Fiscal 2002, the Company took a number of significant actions, including reductions in its workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, and other cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. Due to the duration of the severe downturn in the electronic components market, during the fourth quarter of Fiscal 2002, management committed to a restructuring plan for certain Corporate and IED operations. As a result of this action, the Company recognized a restructuring charge and other special charges totaling approximately $12.4 million, pre-tax, of which $8.6 million is included in “Cost of Goods Sold” in the 2002 Consolidated Statement of Operations and $3.8 million is classified in the Fiscal 2002 Consolidated Statement of Operations as “Restructuring Charge.” The restructuring charge includes $1.9 million related to qualifying exit costs for one service center and eleven regional office facilities and $1.9 million related to severance and other employee benefits to be paid to approximately 100 personnel. The Company estimates annual pre-tax cost savings beginning in Fiscal 2003 of approximately $8.2 million. These estimates of future costs and benefits are subject to change during the execution of the restructuring plan. As of March 31, 2002, no payments had been made for any of these expenses. In addition to costs associated with personnel reductions and the consolidation of certain facilities, the special charges included provisions related to inventory valuation adjustments for excess and obsolete inventory primarily associated with the Company’s decision, as part of the restructuring plan, to close its Electronics Manufacturing Resources and Services facility and to terminate certain supplier and customer relationships.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      In the fourth quarter of 2001, the Company recognized a $14.2 million pre-tax charge for a non-cash write-down for the abandonment of certain IT system assets.

Corporate and Other

The operating loss for the Corporate and Other segment was $25.9 million for Fiscal 2002 compared with $32.3 million in Fiscal 2001, an improvement of $6.3 million. The improvement is primarily the result of the $14.2 million write-down of IT system assets recognized in the prior year, that did not recur in Fiscal 2002. This improvement was offset by an increase in expenses between years predominantly associated with operating losses recognized for the Company’s software businesses and the Corporate portion of the restructuring charge, as well as an increase in other professional expenses.
      The operating loss for Corporate and Other increased in Fiscal 2001 from Fiscal 2000 due to the $14.2 million write-down of IT system assets during the fourth quarter and an overall increase in compensation attributable to increased head count and normal inflationary increases.

Other (Income) Expense, Interest Expense and Income Taxes

(Dollars in Thousands)	2002	2001	2000

Other Income	$(721)	$(480)	$(1,058)
Gain on Sale of Assets	—	—	$(1,845)
Interest Expense	$22,046	$33,578	$26,074
Effective Tax Rate	(41.2)%	38.9%	40.4%

      Other income in 2002 primarily consisted of $1.8 million of equity and dividend income earned from the Company’s investments in affiliates, combined with $0.7 million of foreign currency exchange gains and other income. This income was offset by $1.8 million of other expense consisting of an investment write-off of $0.8 million and a charge of $1.0 million recognized when the Company reclassified $1.0 million from the “Accumulated other comprehensive income (loss)” section of equity into earnings to realize the deferred loss from a previously effective interest rate hedge, which became ineffective during the year. Other income in 2001 consisted of foreign currency exchange losses of $0.5 million offset by $0.9 million of equity and dividend income earned from investments in affiliates, while other income in 2000 consisted of foreign currency gains of $0.7 million and dividend income of $0.4 million. In addition, in Fiscal 2000, the Company recognized a pre-tax gain of $1.8 million related to the sale and disposal of assets no longer required in the business.
      Interest expense decreased $11.5 million in 2002 compared with 2001. This decrease resulted from reduced levels of debt, lower interest rates resulting from the Accounts Receivable Securitization financing the Company completed in October 2001, and favorable overall market interest rates.
      The increased interest expense in 2001 over 2000 is primarily attributable to higher average levels of outstanding borrowings on the Company’s revolving credit agreement, as well as an increase in the effective borrowing rates. Average outstanding borrowings increased in order to fund working capital

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

needs and capital expenditures needed to support the ongoing growth of the business. In addition, interest expense increased in 2001 due to a 1.0% increase in the interest rate on the Company’s public debt.

      The effective tax rate for 2002 was 41.2% compared with 38.9% in 2001 and was primarily the result of the utilization of previously reserved tax loss carryforwards. When comparing 2001 to 2000, the effective tax rate decrease was due to the change in the valuation allowance associated with the operating loss carryforwards from the Company’s Canadian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $209.8 million in Fiscal 2002 compared with $17.6 million in Fiscal 2001. The increase can primarily be attributed to the reduction in inventories combined with the decline in accounts receivable, offset by a decrease in accounts payable. In Fiscal 2002, $193.1 million of cash provided by operations related to cash provided for working capital items. Overall, current assets, including cash and cash equivalents, decreased by $241.6 million and current liabilities decreased $39.0 million, resulting in a net working capital decrease of $202.6 million in 2002 compared with 2001. These results are attributable to the fact that the Company is working capital intensive and, therefore, generates cash during periods of contraction and utilizes cash during periods of expansion. The decrease generated in cash provided by operating activities when comparing Fiscal 2001 with Fiscal 2000 is the result of the strong sales environment in 2001 and thus the trends seen when comparing these years is opposite of the trends seen in Fiscal 2002, as explained by the Company’s utilization of working capital.
      The decrease in current assets in Fiscal 2002 is a result of lower levels of business activity and the decrease in accounts receivable and inventory. The inventory decrease of $136.2 million is attributed to management’s continued efforts to reduce the high levels of inventory on hand, which had been created from the backlogs that were experienced during the peak sales periods in Fiscal 2001. Accounts receivable decreased due to reduced sales during March 2002 compared with sales in March 2001, combined with an increased allowance in doubtful accounts to respond to higher levels of credit risk resulting from the current economic environment.
      The decrease in current liabilities is primarily due to a decrease in accounts payable attributable to reduced purchases of inventory as a result of lower sales in the fiscal year combined with the focus on managing down inventory levels. The Company’s current ratio was 2.7 to 1 and 3.2 to 1 at March 31, 2002 and 2001, respectively. Working capital as a percentage of sales at March 31, 2002 was 19.5% compared with 20.6% at March 31, 2001. In the first half of Fiscal 2002, the Company wrote off its $0.8 million investment in a privately-held Internet based start-up company, which ceased business operations. This investment was unrelated to the Company’s other software businesses and was not critical to the Company’s eBusiness strategy. Its discontinuation will not have a material impact on those initiatives.
      For the three years ended March 31, 2002, net cash used for investing activities was $12.4 million, $49.3 million and $47.2 million, respectively. This cash was used for capital expenditures of $7.4 million, $22.2 million and $36.0 million in 2002, 2001 and 2000, respectively. In addition, the Company used cash in 2002 to make an additional investment of $1.0 million to maintain its 20% interest in an equity
PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

investee, Magirus AG, a German computer systems distributor. The original Magirus investment was acquired in 2001 for $9.6 million. During 2001, the Company acquired a majority interest in Supplystream, Inc., a software company specializing in supply chain decision support tools, acquired the remaining 49% interest of Dickens Services Group and invested $2.5 million in Aprisa, a start-up software corporation, of which it subsequently acquired the majority interest in 2002. In addition, during 2001 and 2000, the Company increased its existing investments in World Peace Industrial Co., Ltd. (“WPI”) and Eurodis Electron PLC (“Eurodis”), as well as invested in two other investments within the United States in 2000.

      These investments further the Company’s growth strategy by offering access to an extensive distribution network in the Asia-Pacific region and Europe and to markets within the United States. The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. As of March 31, 2002, the value of the Company’s investment in Eurodis had decreased $2.5 million, net of tax, below the Company’s cost in the investment. Based on an evaluation of information available on Eurodis, as well as an analysis of the cyclical trends in the industry segment in which that company operates, management has determined that the decline is temporary and as such, changes in market value have been included in “Accumulated other comprehensive income (loss)” in the equity section of the accompanying Consolidated Balance Sheets.
      On September 15, 2000, the Company entered into a five-year Revolving Credit Agreement (the “Revolver”) and a 364-day Credit Agreement, with a group of commercial banks. Subject to certain conditions and prior to maturity, the 364-day agreement was convertible by the Company to a two-year term loan. These agreements provided the Company with the ability to borrow, on an unsecured basis, up to $275 million and $100 million, respectively, limited to certain borrowing base calculations. As of September 14, 2001, there were no borrowings outstanding on the $100 million 364-day Credit Agreement, which expired unused. The Revolver can be extended for a one-year period and increased by $50 million with the consent of the bank group.
      In October 2001, the Company completed a three-year Accounts Receivable Securitization financing (the “Asset Securitization”) that provides for borrowings up to $150 million, limited to certain borrowing base calculations, and is secured by certain trade accounts receivable. Under the terms of the agreement, the Company transfers receivables to a wholly owned consolidated subsidiary that in turn utilizes the receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. This subsidiary has been classified as Corporate and Other for segment presentation purposes. The yield on the commercial paper is considered a financing cost and included in “Interest expense” in the accompanying Consolidated Statement of Operations. With the completion of the Asset Securitization and subsequent amendments to the Revolver that provide the Company with, among other provisions, the ability to increase its Asset Securitization agreement to $200 million in the future, the Company’s available borrowings on the Revolver were reduced from $275 million to $150 million.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      Subsequent to March 31, 2002, the Company further amended the Revolver to modify the covenant requirements and redefine covenant calculations so that the recognition of the non-cash inventory adjustments in the fourth quarter of Fiscal 2002 did not cause a violation of covenants under the Revolver. These modifications were effective as of March 31, 2002. In addition, the amendment reduced the Company’s ability to borrow, on an unsecured basis, from $150 million to $100 million, effective May 6, 2002. As of May 6, 2002, the Company has the ability to borrow, before borrowing base limitations, a total of $250 million between the Revolver and the Asset Securitization (the “Facilities”).

      During 2001, in connection with obtaining the Revolver and 364-day Credit Agreement, the Company repaid, prior to its maturity date, the amount outstanding under the previously existing revolving credit facility and recognized an extraordinary charge for early extinguishment of debt. The extraordinary charge of $0.5 million, net of $0.3 million tax benefit, was the result of expensing financing fees associated with the former credit facility.
      The Company is exposed to interest rate risk primarily from the Revolver’s various floating-rate pricing mechanisms and the Asset Securitization’s variable short-term market interest rates. The interest rate exposure is managed by an interest rate swap used to fix the interest on a portion of the Revolver debt and borrowing mainly from the Asset Securitization with its lower market rates. During Fiscal 2002, total interest-bearing debt decreased by $212.0 million. The decrease primarily represents the repayment of borrowings against the Revolver with cash generated from working capital and borrowings from the Asset Securitization. The lower borrowing level can be primarily attributed to lower working capital needs. The ratio of debt to total capital was 27% at March 31, 2002 compared with 44% one year ago. The Company fully anticipates that borrowings on the Facilities will increase when the electronic components market recovers and working capital needs increase.
      In addition to the Facilities, the Company has $150 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006 and $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities. In December 2000, the interest rate on the Notes increased from 8.5% to 9.5% to comply with the terms of the Notes. In March and April 1998, the Company’s wholly owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued a total of $143.7 million of 6.75% mandatorily redeemable convertible trust preferred equity securities (the “Trust preferred securities”). The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust preferred securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. In June 2001, 4,761 shares of the Trust preferred securities were converted at an exercise price of $15.75 increasing equity by $0.1 million. After March 31, 2002, the Trust preferred securities are redeemable, at

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

the option of the Company, for a redemption price of 104.05% of par reduced annually by .675% to a minimum $50 per Trust preferred security. The Company does not currently anticipate redeeming these Trust preferred securities.

      A summary of the contractual obligations of the Company follows. As noted, the Company has no borrowings outstanding on its Revolver. The Facilities’ borrowings are limited by borrowing base calculations and compliance with stated financial and non-financial covenants. At March 31, 2002, the Company had a total of $18.4 million available under these Facilities, based on the limitations previously described. There are no unfavorable credit rating triggers in any of the Company’s financing agreements.

				Payments Due by Fiscal Period

(Dollars in Thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Contractual Obligations
Asset Securitization	—	—	$29,000	—	—	—	$29,000
Revolver	—	—	—	—	—	—	—
9.5% Senior Notes	—	—	—	—	$150,000	—	$150,000
Capital Lease Obligations	$59	—	—	—	—	—	$59
Operating Lease Obligations	$9,494	$8,202	$6,828	$5,153	$3,611	$25,910	$59,198

Total contractual cash obligations	$9,553	$8,202	$35,828	$5,153	$153,611	$25,910	$238,257

      Capital expenditures were $7.4 million in 2002 and primarily reflected ongoing initiatives designed to improve efficiencies through computer enhancement of operating systems and improvements to facilities. Management estimates that capital expenditures will be approximately $10.0 million in Fiscal 2003.

      The Company anticipates that funds from current operations, the Facilities and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future. The Company does not maintain any off-balance sheet financings.

RISK CONTROL AND EFFECTS OF FOREIGN CURRENCY AND INFLATION

The Company extends credit based on customers’ financial conditions and, generally, collateral is not required. The Company obtains credit insurance in certain circumstances to protect its interests. Credit losses are provided for in the Consolidated Financial Statements when collections are in doubt.
      The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The Company reduces its exposure to foreign currency risk through hedging. The effects of foreign currency on operating results have had an immaterial impact on the Company’s results of operations for the three years ended March 31, 2002.
      The Company believes that inflation has had a nominal effect on its results of operations in 2002, 2001 and 2000 and does not expect inflation to be a significant factor in 2003.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Portions of this report contain current management expectations, which may constitute forward-looking information. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere throughout this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied.
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company has assets, liabilities and cash flows in foreign currencies, primarily the Canadian dollar and the Euro, creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company’s risk management program. Financial instruments in the form of forward exchange contracts are employed as one of the methods to reduce such risk. The Company held one forward foreign exchange contract in the amount of $2.5 million, with a maturity of 30 days, at March 31, 2002 and 2001. The foreign exchange contracts have had an immaterial impact on the Company’s results of operations for the three years ended March 31, 2002.
      The Company’s primary interest rate risk exposure results from the Revolver’s various floating rate pricing mechanisms and the Asset Securitization’s variable short-term market interest rates. This interest

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

rate exposure is managed by an interest rate swap to fix the interest on a portion of the Revolver debt and borrowing mainly from the Asset Securitization with its lower market rates. The Company has entered into interest rate swap agreements for purposes of serving as a hedge of the Company’s variable rate Revolver borrowings. The effect of the swaps is to establish fixed rates on the variable rate debt and to reduce exposure to interest rate fluctuations. At March 31, 2002, the Company had one interest rate swap with a notional amount of $25 million. At March 31, 2001, the Company held two interest rate swaps, each with notional amounts of $25 million. Pursuant to these agreements, the Company paid interest at a weighted-average fixed rate of 5.34% and 5.25% at March 31, 2002 and 2001, respectively. The weighted-average LIBOR rates applicable to these agreements were 1.91% and 5.10% at March 31, 2002 and 2001, respectively.

      In December 2001, one $25 million swap expired. The remaining interest rate swap is not currently effectively hedging any interest rate risk, resulting in increased exposure to fluctuating market rates. In Fiscal 2002, a charge of $1.0 million was recognized when the Company reclassified $1.0 million from the “Accumulated other comprehensive income (loss)” section of equity into earnings to realize the deferred loss from the previously effective interest rate hedge, which became ineffective during the year. The swap agreements had an immaterial impact on the Company’s results of operations for the fiscal years ended 2001 and 2000. If interest rates were to increase 100 basis points (1.0%) from March 31, 2002 and 2001 rates, and assuming no changes in debt at March 31, 2002 and 2001 levels, the additional annualized net expense would be approximately $0.2 million or $.01 per share and $1.2 million or $.03 per diluted share, respectively.
      The Company is exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. The Company limits this exposure by entering into agreements with high-quality financial institutions that are expected to satisfy fully their obligations under the contracts. No collateral is held in relationship to the derivative instruments and the Company does not hold or issue derivative financial instruments for trading purposes.

Item 8.     Financial Statements and Supplementary Data

The information required by this item is set forth beginning at page 29 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

part iii

Item 10.     Directors and Executive Officers of the Registrant
Information required by this Item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s Proxy Statement to be used in connection with the Company’s 2002 Annual Meeting of Shareholders to be held on July 30, 2002, (the “2002 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than five percent of the Company’s equity securities will be set forth in the 2002 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the Company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.     Executive Compensation

The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the captions, “Compensation of Executive Officers,” “Information Regarding Meetings and Committees of the Board of Directors and Compensation of Directors,” “Supplemental Executive Retirement Plan,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation,” and “Shareholder Return Performance Presentation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the caption “Share Ownership,” and “Equity Compensation Plan Information” which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Not applicable.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

part iv

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) and (2) Financial Statements and Financial Statement Schedules. The following Consolidated Financial Statements of the Company and its subsidiaries, the Financial Statement Schedule and the Report of Independent Auditors thereon, are included in this Annual Report on Form 10-K beginning on page 29:

Report of Independent Auditors
Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000
Consolidated Balance Sheets as of March 31, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Quarterly financial data (Unaudited)
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2002, 2001 and 2000

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) Listing of Exhibits
See the Index to Exhibits beginning at page 55 of this Annual Report on Form 10-K.
(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the fourth quarter of Fiscal 2002.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 14, 2002.

PIONEER-STANDARD ELECTRONICS, INC.

/s/ ARTHUR RHEIN
Arthur Rhein
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 14, 2002.

Signature	Title

/s/ ARTHUR RHEIN Arthur Rhein	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVEN M. BILLICK Steven M. Billick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES L. BAYMAN James L. Bayman	Chairman of the Board and Director

/s/ CHARLES F. CHRIST Charles F. Christ	Director

/s/ THOMAS A. COMMES Thomas A. Commes	Director

/s/ KEITH M. KOLERUS Keith M. Kolerus	Director

/s/ ROBERT A. LAUER Robert A. Lauer	Director

/s/ ROBERT G. MCCREARY, III Robert G. McCreary, III	Director

/s/ THOMAS C. SULLIVAN Thomas C. Sullivan	Director

/s/ KARL E. WARE Karl E. Ware	Director

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

pioneer-standard electronics, inc.

annual report on form 10-k
year ended march 31, 2002

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

report of independent auditors

Shareholders and the Board of Directors of

Pioneer-Standard Electronics, Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Pioneer-Standard Electronics, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer-Standard Electronics, Inc. and Subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the Consolidated Financial Statements, in Fiscal 2002 the Company changed its method of accounting for derivative instruments and hedging activities.

/S/ ERNST AND YOUNG LLP

Cleveland, Ohio

May 6, 2002

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

consolidated statements of operations

	Year Ended March 31

(Dollars In Thousands, Except Share and Per Share Data)	2002	2001	2000

Net Sales	$2,323,593	$2,901,353	$2,560,711
Cost of goods sold	2,007,618	2,468,571	2,170,684

Gross margin	315,975	432,782	390,027
Operating Expenses
Warehouse, selling and administrative expenses	293,903	318,400	289,631
Restructuring charge	3,796	—	—
Write-down of information technology system assets	—	14,200	—

Operating Income	18,276	100,182	100,396
Other (Income) Expense
Other income	(721)	(480)	(1,058)
Gain on sale of assets	—	—	(1,845)
Interest expense	22,046	33,578	26,074

Income (Loss) Before Income Taxes	(3,049)	67,084	77,225
Provision (benefit) for income taxes	(1,256)	26,124	31,210

	(1,793)	40,960	46,015
Minority interest income	(450)	—	—
Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	5,704	5,914	5,870

Income (Loss) Before Extraordinary Charge	$(7,047)	$35,046	$40,145
Extraordinary charge for early extinguishment of debt, net of $0.3 million tax benefit	—	(470)	—

Net Income (Loss)	$(7,047)	$34,576	$40,145

Per Share Data:
Income (Loss) Before Extraordinary Charge — Basic	$(0.26)	$1.31	$1.52
Extraordinary charge	—	(0.02)	—

Net Income (Loss) — Basic	$(0.26)	$1.29	$1.52

Income (Loss) Before Extraordinary Charge — Diluted	$(0.26)	$1.12	$1.27
Extraordinary charge	—	(0.01)	—

Net Income (Loss) – Diluted	$(0.26)	$1.11	$1.27

Weighted Average Shares Outstanding:
Basic	27,040,171	26,793,457	26,409,156
Diluted	27,040,171	36,615,950	36,178,307

See accompanying Notes to Consolidated Financial Statements.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

consolidated balance sheets

	March 31

(Dollars In Thousands)	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$23,452	$41,812
Accounts receivable, net of allowance of $8,037 in 2002 and $3,752 in 2001	315,292	410,261
Inventories, net	267,160	403,327
Deferred income taxes	16,493	8,660
Prepaid expenses	1,870	1,778

Total current assets	624,267	865,838
Investments and Other Assets
Goodwill & intangible assets, net	155,564	155,036
Investments in affiliated companies	45,670	58,057
Other assets	10,831	10,834
Property and Equipment, at cost
Land	572	572
Buildings	9,033	9,024
Furniture and equipment	111,080	109,606
Software	61,189	56,761
Leasehold improvements	24,926	22,199

	206,800	198,162
Less accumulated depreciation and amortization	126,195	104,317

Property and equipment, net	80,605	93,845

Total Assets	$916,937	$1,183,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$201,116	$236,227
Accrued salaries, wages, commissions and benefits	9,489	15,625
Other accrued liabilities	19,809	17,384
Current maturities of long-term debt	59	189

Total current liabilities	230,473	269,425
Long-Term Debt	179,000	390,999
Deferred Income Taxes	17,812	22,489
Other Long-Term Liabilities	5,280	2,690
Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,750
SHAREHOLDERS’ EQUITY
Serial preferred shares, without par value; authorized 5,000,000; issued and outstanding — none	—	—
Common shares, without par value, at $0.30 stated value: authorized 80,000,000 shares; 31,781,671 and 31,668,411 shares outstanding in 2002 and 2001, respectively, including 3,965,740 and 4,056,202, subscribed-for shares, in 2002 and 2001, respectively	9,452	9,419
Capital in excess of stated value	133,932	125,595
Retained earnings	259,876	270,246
Unearned employee benefits	(56,115)	(49,688)
Unearned compensation on restricted stock	(3,289)	(5,280)
Accumulated other comprehensive income (loss)	(3,159)	3,965

Total shareholders’ equity	340,697	354,257

Total Liabilities and Shareholders’ Equity	$916,937	$1,183,610

See accompanying Notes to Consolidated Financial Statements.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

consolidated statements of shareholders’ equity

		Stated	Capital in			Unearned	Accumulated
		value of	excess of		Unearned	compensation	other
	Common	Common	stated	Retained	employee	on restricted	comprehensive
(Dollars in Thousands)	shares	shares	value	earnings	benefits	stock	income (loss)	Total

Balance at March 31, 1999	31,135	$9,258	$93,324	$202,056	$(31,369)	—	$ (1,766)	$271,503
Net income	—	—	—	40,145	—	—	—	40,145
Unrealized translation adjustment	—	—	—	—	—	—	833	833
Unrealized gain on securities, net of $7.1 million tax	—	—	—	—	—	—	11,026	11,026

Total comprehensive income	—	—	—	—	—	—	$11,859	$52,004

Shares transferred from trust	(724)	(217)	(9,553)	—	9,770	—	—	—
Value change in subscribed-for shares	—	—	42,286	—	(42,286)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,233)	—	—	—	(3,233)
Shares issued upon exercise of stock options	215	65	1,186	—	—	—	—	1,251
Tax benefit related to exercise of stock options	—	—	296	—	—	—	—	296
Restricted stock awards	724	217	9,553	—	—	$ (9,770)	—	—
Amortization on unearned compensation	—	—	—	—	—	2,244	—	2,244

Balance at March 31, 2000	31,350	9,323	137,092	238,968	(63,885)	(7,526)	10,093	324,065
Net income	—	—	—	34,576	—	—	—	34,576
Unrealized translation adjustment	—	—	—	—	—	—	(1,940)	(1,940)
Unrealized loss on securities, net of $2.6 million tax benefit	—	—	—	—	—	—	(4,188)	(4,188)

Total comprehensive income	—	—	—	—	—	—	$ (6,128)	$28,448

Value change in subscribed-for shares	—	—	(14,197)	—	14,197	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,298)	—	—	—	(3,298)
Shares issued upon exercise of stock options	318	96	2,422	—	—	—	—	2,518
Tax benefit related to exercise of stock options	—	—	278	—	—	—	—	278
Amortization on unearned compensation	—	—	—	—	—	2,246	—	2,246

Balance at March 31, 2001	31,668	9,419	125,595	270,246	(49,688)	(5,280)	3,965	354,257
Net loss	—	—	—	(7,047)	—	—	—	(7,047)
Cumulative effect of change in accounting for derivatives and hedging, net of $0.1 million tax benefit	—	—	—	—	—	—	(218)	(218)
Current period cash flow hedging activity, net of $0.6 million tax benefit	—	—	—	—	—	—	(889)	(889)
Reclassification of hedging activity into earnings, net of $0.7 million tax	—	—	—	—	—	—	1,107	1,107
Unrealized translation adjustment	—	—	—	—	—	—	(1,188)	(1,188)
Unrealized loss on securities, net of $3.8 million tax benefit	—	—	—	—	—	—	(5,936)	(5,936)

Total comprehensive loss	—	—	—	—	—	—	$ (7,124)	$(14,171)

Shares transferred from trust	—	—	(149)	—	1,268	—	—	1,119
Value change in subscribed-for shares	—	—	7,695	—	(7,695)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,323)	—	—	—	(3,323)
Shares issued upon exercise of stock options	109	32	543	—	—	—	—	575
Tax benefit related to exercise of stock options	—	—	174	—	—	—	—	174
Converted Trust preferred securities	5	1	74	—	—	—	—	75
Amortization on unearned compensation	—	—	—	—	—	1,991	—	1,991

Balance at March 31, 2002	31,782	$9,452	$133,932	$259,876	$(56,115)	$ (3,289)	$ (3,159)	$340,697

See accompanying Notes to Consolidated Financial Statements.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

consolidated statements of cash flows

	Year Ended March 31

(Dollars in Thousands)	2002	2001	2000

Cash Flows From Operating Activities:
Net income (loss)	$(7,047)	$34,576	$40,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary charge, net of tax	—	470	—
Write-down of information technology system assets	—	14,200	—
Write-off of investment in affiliate	750	—	—
Depreciation	13,309	14,187	14,661
Amortization	15,663	12,857	11,682
Gain on sale of assets	—	—	(1,845)
Deferred income taxes	(8,713)	2,185	1,229
Changes in working capital, excluding effect of acquisitions
Accounts receivable	94,853	(5,568)	(83,010)
Inventory	136,065	(52,978)	(32,640)
Accounts payable	(35,028)	(8,109)	81,552
Accrued salaries and wages	(5,051)	(3,780)	6,573
Other accrued liabilities	587	9,445	(6,231)
Other working capital	1,660	240	(43)
Other	2,791	(116)	(270)

Total adjustments	216,886	(16,967)	(8,342)

Net cash provided by operating activities	209,839	17,609	31,803
Cash Flows From Investing Activities:
Additions to property and equipment	(7,389)	(22,153)	(36,030)
Acquisitions of businesses	(4,074)	(11,172)	—
Investments in affiliates	(951)	(16,021)	(13,908)
Proceeds from sale of assets	—	—	2,712

Net cash used for investing activities	(12,414)	(49,346)	(47,226)
Cash Flows From Financing Activities:
(Payments) borrowings on notes payable	(137)	(26,086)	16,412
Revolving credit borrowings	664,950	1,311,350	1,065,000
Revolving credit payments	(905,890)	(1,240,410)	(1,055,000)
Accounts receivable securitization financing borrowings	248,290	—	—
Accounts receivable securitization financing payments	(219,290)	—	—
Principal payments under long-term obligations	(189)	(3,009)	(3,087)
Debt financing costs paid	(666)	(1,463)	—
Issuance of common shares under company stock option plan	575	2,518	1,251
Dividends paid	(3,323)	(3,298)	(3,233)

Net cash provided by (used for) financing activities	(215,680)	39,602	21,343
Effect of Exchange Rate Changes on Cash	(105)	(306)	(565)

Net Increase (Decrease) in Cash	(18,360)	7,559	5,355
Cash at Beginning of Year	41,812	34,253	28,898

Cash at End of Year	$23,452	$41,812	$34,253

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$22,975	$32,973	$26,013
Cash payments for income taxes	$2,392	$25,493	$27,636
Distributions on convertible trust preferred securities	$9,703	$9,703	$9,703
Change in value of available-for-sale securities, net of tax	$(5,936)	$(4,188)	$11,026

See accompanying Notes to Consolidated Financial Statements.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

notes to consolidated financial statements

Note 1.     Operations and Summary of Significant Accounting Policies

Operations

Pioneer-Standard Electronics, Inc. and its subsidiaries (the “Company” or “Pioneer-Standard”) distribute a broad range of electronic components and mid-range computer products manufactured by others. These products are sold to original equipment manufacturers, contract manufacturers, value added resellers and commercial end-users. The Company has operations in North America and strategic investments in Europe and the Asia-Pacific region.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliated companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Revenue Recognition

Revenue from product sales is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Sales are recorded net of discounts, rebates and returns. The Company provides for product returns and bad debts. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in “Cost of Goods Sold” in the accompanying Consolidated Statements of Operations.

Advertising and Promotion Cost

All costs associated with advertising and promoting products are expensed in the year incurred and amounted to $1.9 million, $4.4 million and $2.7 million in 2002, 2001 and 2000, respectively.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Income Taxes

Income tax expense includes U.S. and foreign income taxes and is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. For those foreign operations, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income statement accounts are translated at the monthly average exchange rates prevailing during the year. The gains or losses resulting from these translations are recorded as a separate component of “Accumulated other comprehensive income (loss)” in Shareholders’ Equity. Gains or losses resulting from realized foreign currency transactions are included in net income (loss).

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity or remaining maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of their short-term maturities. The fair values of the Company’s public debt financial instruments were determined using quoted market prices. Other financial instruments held by the Company are investments in affiliated companies, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

Investments in Affiliated Companies

The Company enters into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company has investments in affiliates accounted for using the equity method and equity and debt securities accounted for using the cost method. For those investments accounted for under the equity method, the Company’s proportionate share of income or losses from affiliated companies is recorded in “Other (Income) Expense” on the Consolidated Statements of Operations.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      The Company’s convertible debt securities and marketable equity securities are classified as “available-for-sale” as of the balance sheet dates and are carried at fair value, with unrealized gains and losses, net of tax, recorded in “Accumulated other comprehensive income (loss)” included in the Shareholders’ Equity section of the Consolidated Balance Sheets. Non-marketable equity securities are carried at cost, as there are no quoted market prices available for these securities.

      As a matter of policy, management continually monitors the change in the value of its investments and regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial condition of and specific prospects of the issuer. In determining whether or not impairment exists, the Company evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate. Impairment of investment securities would result in a non-cash, pre-tax charge to “Other (Income) Expense” in the accompanying Consolidated Statement of Operations if a market decline below cost is deemed other than temporary.

Derivatives

The Company’s primary objective for holding derivative financial instruments is to manage risks associated with fluctuations in foreign currency and interest rates. The Company’s derivative instruments are recorded at fair value and are included in “Other Assets” and “Other Accrued Liabilities” in the accompanying March 31, 2002 Consolidated Balance Sheet. The fair value of these derivative contracts was obtained through independent brokers. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive income (loss)” in the Shareholders’ Equity section of the Consolidated Balance Sheet and are recognized in the Statement of Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of assets and liabilities. The Company does not currently hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133.

Foreign Currency Exchange Contracts

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts are used to hedge short-term firm commitments and transactions denominated in currencies other than the subsidiaries’ functional currency. These contracts are not designated as hedging instruments. The gains and losses from changes in

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

the market value of these contracts are recognized in “Other (Income) Expense” and offset the foreign exchange gains and losses on the underlying transactions. At March 31, 2002 and 2001, the Company held one thirty-day forward foreign currency exchange contract, denominated in Canadian dollars, in the notional amount of $2.5 million. Fair value equals the notional amount as these contracts were entered into on the last day of each fiscal year.

Interest Rate Swaps

The Company uses interest rate swap agreements to partially reduce risks related to floating-rate financing agreements, which are subject to changes in the market rate of interest. These are designated as cash flow hedges. Prior to December 2001, the Company held two interest rate swaps, each with notional amounts of $25 million. The terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. Cash flows related to these interest rate swap agreements are included in “Interest expense” over the term of the agreements. During December 2001, one of these swaps expired. The remaining term of the outstanding interest rate swap agreement extends through December 2003. The Company’s interest rate swap agreements and its variable rate financing are predominantly based upon three-month LIBOR. Prior to the third quarter of Fiscal 2002, both interest rate swaps qualified as fully effective cash flow hedges against the Company’s floating interest rate risk and hedge effectiveness was measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap. During the third quarter, the Company reclassified $1.0 million from “Accumulated other comprehensive income (loss)” into earnings to realize the deferred loss from the remaining previously effective interest rate hedge, which became ineffective during the quarter. This swap is not expected to be an effective hedge through the expiration of the swap agreement.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and derivatives. Concentration of credit risk on accounts receivable is mitigated by the Company’s large number of customers and their dispersion across many different industries and geographies. The Company extends credit based on customers’ financial conditions and generally, collateral is not required. To further reduce credit risk associated with accounts receivable, the Company also performs periodic credit evaluations of its customers and obtains credit insurance in certain circumstances to protect its interests. The Company enters into derivative contracts with high-quality financial institutions. No collateral is held in relationship to the derivative instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market, net of related reserves. The Company’s inventory is constantly monitored to ensure appropriate valuation. Adjustments of inventories to market value are based upon contractual provisions governing price protection, stock rotation

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

(right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. Reserves for slow-moving and obsolete inventory were $19.9 million and $7.9 million at March 31, 2002, and 2001, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price paid over the fair value assigned to the net assets of acquired companies. The amortization of goodwill is provided on a straight-line basis over periods of 15 to 40 years. Intangible asset values are provided by third-party valuations and include technology, a finite life intangible asset. The amortization of finite life intangible assets is provided on a straight-line basis over a period of five years. Accumulated amortization of goodwill and intangible assets was $19.6 million and $15.0 million as of March 31, 2002 and 2001, respectively. Management regularly evaluates its accounting for goodwill and intangible assets, considering such factors as historical and future profitability, and believes that the assets are recoverable and the amortization periods remain appropriate. On April 1, 2002, the Company adopted SFAS No. 142 relating to goodwill acquired prior to June 30, 2001, as required. Beginning in Fiscal 2003, goodwill will no longer be amortized and the Company will begin testing goodwill for impairment in accordance with SFAS No. 142.

Long-Lived Assets

Property and equipment are recorded at cost. Major renewals and improvements are capitalized, as are interest costs on capital projects. Minor replacements, maintenance, repairs and reengineering costs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in income.
      Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings – 10 to 40 years; furniture – 7 to 10 years; equipment – 3 to 10 years; software – 3 to 10 years; and leasehold improvements over the applicable lease periods. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $22.2 million, $20.2 million and $20.0 million during 2002, 2001 and 2000, respectively.
      The Company evaluates the recoverability of its long-lived assets and related goodwill whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the net book value of the assets exceed the future undiscounted cash flows attributable to such assets.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Securities or other contracts to issue common shares are included in the per share calculations where the effect of their inclusion would be dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as Net Income (Loss) plus the aggregate change in Shareholders’ Equity, excluding changes in ownership interests, referred to as accumulated other comprehensive income (loss). At March 31, 2002 and 2001, “Accumulated other comprehensive income (loss)” included in the Shareholders’ Equity section of the accompanying Consolidated Balance Sheets consisted of foreign currency translation losses of $4.1 million and $2.9 million, respectively, and unrealized losses and gains on securities of $0.9 million and $6.8 million, respectively.

New Accounting Standards

On April 1, 2001, Pioneer-Standard adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments and for hedging activities. They require companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. The adoption of SFAS No. 133 resulted in a charge to “Accumulated other comprehensive income (loss)” of $0.2 million, net of $0.1 million tax benefit for a change in accounting relating to the Company’s derivative instruments.
      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations completed after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted this Statement effective with its acquisition of Aprisa in December 2001. The intangible assets acquired were accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” issued by the FASB in July 2001, effective for all acquisitions after June 30, 2001.
      In September 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires shipping and handling amounts billed to a customer to be classified as revenue. In addition, the EITF’s preference is to classify shipping and handling costs as “cost of sales.” In the fourth quarter of Fiscal 2001, the Company

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

changed its method of reporting to comply with EITF Issue No. 00-10. As a result of this implementation, the Company reclassified these amounts from “Operating Expenses,” where they had previously been shown “net,” into the appropriate revenue and cost of goods sold captions. All prior periods were reclassified for consistency.

Accounting Standards Not Yet Adopted

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. The Company adopted certain provisions of this Statement with its acquisition of Aprisa in December 2001 and adopted the remaining provisions of this Statement effective April 1, 2002, as required. At that time, amortization of existing goodwill ceased on the unamortized portion associated with acquisitions and certain investments accounted for under the equity method. This is expected to have a favorable annual impact of approximately $3.0 million, after tax, beginning in Fiscal 2003.
      SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During Fiscal 2003, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing as required by SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations. The Company expects to complete its evaluation of goodwill by the end of the second quarter of Fiscal 2003 and will restate its first quarter of Fiscal 2003 results to include this one-time charge related to the change in accounting principle.
      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective April 1, 2002, as required. The adoption of this Statement did not result in an adjustment to the Company’s financial statements.

Reclassifications

Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Note 2.     Special Charges

During the fourth quarter of Fiscal 2002, management committed to a restructuring plan for certain Corporate and Industrial Electronics Division operations. As a result of this action, the Company recognized a restructuring charge and other special charges totaling approximately $12.4 million, pre-tax, of which $8.6 million is included in “Cost of Goods Sold” in the 2002 Consolidated Statement of Operations and $3.8 million is classified in the Fiscal 2002 Consolidated Statement of Operations as “Restructuring Charge.” The restructuring charge includes $1.9 million related to qualifying exit costs for one service center and eleven regional office facilities and $1.9 million related to severance and other employee benefits to be paid to approximately 100 personnel. As of March 31, 2002, no payments had been made for any of these expenses. In addition to costs associated with personnel reductions and the consolidation of certain facilities, the special charges included provisions related to inventory valuation adjustments for excess and obsolete inventory primarily associated with the Company’s decision, as part of the restructuring plan, to close its Electronics Manufacturing Resources and Services facility and to terminate certain supplier and customer relationships.
      The Company capitalized approximately $34.2 million in Fiscal 1998 and 1999 in connection with the acquisition and installation of an enterprise-wide information technology (“IT”) system scheduled for completion and implementation during 2001. Amounts representing approximately $11.5 million of these expenditures were operational in Fiscal 1999. In the fourth quarter of Fiscal 2001, an additional $8.5 million of these expenditures became operational in conjunction with the completion of the financial software system implementation. In addition, the Company concluded a review of IT system assets during the fourth quarter of 2001 and determined that the remaining $14.2 million of work-in-process components would not be integrated and were thus abandoned. These assets were charged to expense in the fourth quarter of 2001.

Note 3.     Acquisitions and Investments in Affiliated Companies

In December 2001, the Company formed a subsidiary, Aprisa Holdings, Inc. (“AHI”), in which Pioneer-Standard holds a majority interest. AHI was formed to consolidate Pioneer-Standard’s software businesses, and is classified in Corporate and Other for segment presentation purposes. AHI has two wholly owned subsidiaries, Aprisa, Inc. (“Aprisa”) and Supplystream, Inc. In December 2001, Pioneer acquired Aprisa, a software start-up corporation, in which Pioneer-Standard previously held a $2.5 million cost investment acquired in 2001. The purchase price, which included cash, investments previously made in Aprisa and AHI stock, was approximately $7.6 million. The results of operations of Aprisa have been included in the accompanying Consolidated Statement of Operations from the date of acquisition. The preliminary purchase price allocation resulted in goodwill and intangible assets of approximately $5.2 million, which is included in “Goodwill and Intangible Assets” in the accompanying Consolidated Balance Sheet.
      In 2001, the Company acquired a majority interest in Supplystream, Inc., a software company specializing in supply chain decision support tools. In addition, the Company acquired the remaining

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

49% interest of Dickens Services Group, an affiliate of Dickens Data Systems acquired in 1998. The combined purchase price for these acquisitions was $8.7 million. These acquisitions were accounted for as purchase transactions and, accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value at the date of acquisition. The Consolidated Statements of Operations include these companies from their respective dates of acquisition. The cost in excess of the net assets acquired is included in “Goodwill and Intangible Assets” in the accompanying Consolidated Balance Sheets and is being amortized on a straight-line basis over 40 years and 15 years, respectively.

      The Company holds publicly traded equity securities in World Peace Industrial Co. Ltd. (“WPI”), an Asian distributor of electronics headquartered in Taipei, Taiwan; and Eurodis Electron PLC (“Eurodis”), a European distributor of electronic components headquartered in London, England. The Company increased its investments in these entities in total during Fiscal 2001 by $6.4 million. Both investments are accounted for under the cost method.
      As of March 31, 2002, the market value of the Company’s investment in Eurodis was below cost. Following the Company’s policy as set forth in Note 1 to the Consolidated Financial Statements, management has determined that the decline is temporary and as such, changes in market value have been included in “Accumulated other comprehensive income (loss)” in the Shareholders’ Equity section of the accompanying Consolidated Balance Sheets.
      During 2002, the Company wrote off an $0.8 million investment in a privately-held Internet based start-up company, which ceased business operations.
      In May 2000, the Company acquired an equity interest in Magirus AG, a privately-owned European computer systems distributor headquartered in Stuttgart, Germany. The purchase price for this equity interest was $9.6 million. This investment is accounted for under the equity method. In January 2002, the Company invested an additional $1.0 million in Magirus AG to maintain its 20% equity interest.
      At March 31, 2002 and 2001, Investments in Affiliated Companies consisted of the following:

(Dollars in Thousands)	2002	2001

Available-for-sale securities
Equity securities — at market
Eurodis ($16.7 million cost at March 31, 2002 and 2001)	$12,604	$13,650
WPI ($11.8 million cost at March 31, 2002 and 2001)	17,501	26,186
Aprisa	—	2,500
Other equity investments	15,565	15,721

	$45,670	$58,057

Note 4.     Lease Commitments

The Company leases certain office and warehouse facilities and equipment under non-cancelable operating leases, which expire at various dates through 2010. Certain facilities and equipment leases contain renewal options for periods up to 15 years. Future minimum lease payments for operating leases at March 31, 2002 are: $9.5 million in 2003; $8.2 million in 2004; $6.8 million in 2005; $5.2 million in 2006; $3.6 million in 2007; and $25.9 million thereafter.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      Rental expense for all operating leases amounted to $13.2 million, $12.4 million and $11.7 million for 2002, 2001 and 2000, respectively.

Note 5.     Financing Arrangements

Long-term debt at March 31, 2002 and 2001, consisted of the following:

(Dollars in Thousands)	2002	2001

Revolving Credit Agreement	—	$240,940
Accounts Receivable Securitization financing	$29,000	—
Senior Notes, due August 2006	150,000	150,000
Other	59	248

	179,059	391,188
Less current maturities of long-term debt	59	189

	$179,000	$390,999

Revolving Credit Agreement — Weighted average stated interest rate	—	6.45%
Accounts Receivable Securitization financing – Weighted average stated interest rate	1.86%	—
Interest rate swap agreements
Notional amounts	$25,000	$50,000
Fair market value — net payable	$(728)	$(358)
Weighted average LIBOR rates applicable to interest rate swaps	1.91%	5.10%
Weighted average effective interest rate paid under interest rate swap agreements	5.34%	5.25%

      Prior to September 2000, the Company had a revolving credit facility with various banks providing for up to an aggregate amount of $260 million of unsecured borrowings on a revolving credit basis.

      On September 15, 2000, the Company entered into a five-year Revolving Credit Agreement (the “Revolver”) and a 364-day Credit Agreement, with a group of commercial banks. Subject to certain conditions and prior to maturity, the 364-day agreement was convertible by the Company to a two-year term loan. These agreements provided the Company with the ability to borrow, on an unsecured basis, up to $275 million and $100 million, respectively, limited to certain borrowing base calculations. As of September 14, 2001, there were no borrowings outstanding on the $100 million 364-day Credit Agreement, which expired unused. The Revolver can be extended for a one-year period and increased by $50 million with the consent of the bank group.
      In October 2001, the Company completed a three-year Accounts Receivable Securitization financing (the “Asset Securitization”) that provides for borrowings up to $150 million, limited to certain borrowing base calculations, and is secured by certain trade accounts receivable. Under the terms of the agreement, the Company transfers receivables to a wholly owned consolidated subsidiary that in turn utilizes the receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. This subsidiary has been classified as Corporate and Other for segment presentation purposes. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and included in “Interest expense” in the

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

accompanying Consolidated Statement of Operations. With the completion of the Asset Securitization and subsequent amendments to the Revolver that provide the Company with, among other provisions, the ability to increase its Asset Securitization agreement to $200 million in the future, the Company’s available borrowings on the Revolver were reduced from $275 million to $150 million. At March 31, 2002, the Company had a total of $18.4 million available under the Revolver and Asset Securitization (the “Facilities”), based on the limitations previously described.

      Subsequent to March 31, 2002, the Company further amended the Revolver to modify the covenant requirements and redefine covenant calculations so that the recognition of the non-cash inventory adjustments in the fourth quarter of Fiscal 2002 did not cause a violation of covenants under the Revolver. These modifications were effective as of March 31, 2002. In addition, the amendment reduced the Company’s ability to borrow, on an unsecured basis, from $150 million to $100 million, effective May 6, 2002. As of May 6, 2002, the Company has the ability to borrow, before borrowing base limitations, a total of $250 million under the Facilities.
      There is a facility fee on the Revolver based on the level of debt to EBITDA and there is no pre-payment penalty. The Revolver contains standard pricing terms and conditions for companies with similar credit ratings, including limitations on other borrowings and capital, investment expenditures and the maintenance of certain financial ratios, among other restrictions. The Asset Securitization also has a facility fee based on a percentage of the weighted average daily commitment and the Company is subject to certain non-financial covenants. The Company was in compliance with the covenants in all of its agreements as of March 31, 2002. The fair values of the Facilities approximated carrying value at March 31, 2002 and 2001.
      During 2001, in connection with obtaining the Revolver and 364-day Credit Agreement, the Company repaid, prior to its maturity date, the amount outstanding under the previously existing revolving credit facility and recognized an extraordinary charge for early extinguishment of debt. The extraordinary charge of $0.5 million, net of $0.3 million tax benefit, was the result of expensing financing fees associated with the former credit facility.
      The Company has $150 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006. Interest is payable semi-annually. In December 2000, the interest rate on the Notes increased from 8.5% to 9.5% to comply with the terms of the Notes. The indenture under which the Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the Company’s assets, and indebtedness of the Company’s restricted subsidiaries. The Notes are subject to mandatory repurchase by the Company at the option of the holders in the event of a change in control of the Company. The fair value of the Notes was $141.0 million and $146.7 million at March 31, 2002 and 2001, respectively.
      Aggregate maturities of long-term debt are: $0.1 million in 2003; zero in 2004; $29 million in 2005; zero in 2006 and $150 million in 2007.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Note 6.     Income Taxes

Significant components of the Provision (benefit) for income taxes for the years ended March 31 are as follows:

(Dollars in Thousands)	2002	2001	2000

Current
Federal	$6,963	$21,098	$26,302
State	494	2,841	3,679

Total current	7,457	23,939	29,981
Deferred	(8,713)	2,185	1,229

Provision (benefit) for income taxes	$(1,256)	$26,124	$31,210

      A reconciliation of the federal statutory rate to the Company’s effective income tax rate for the years ended March 31 follows:

	2002	2001	2000

Statutory rate	(35.0)%	35.0%	35.0%
Provision (benefit) for state taxes	(4.4)	3.0	3.1
Change in valuation allowance	(5.1)	(0.4)	1.1
Non-deductible goodwill	4.2	0.8	0.5
Other	(0.9)	0.5	0.7

Effective rate	(41.2)%	38.9%	40.4%

      Deferred tax assets and liabilities as of March 31, 2002 and 2001 are presented below:

(Dollars in Thousands)	2002	2001

Deferred tax assets:
Capitalized inventory costs	$1,780	$2,753
Accrued expenses	3,590	1,795
Allowance for doubtful accounts	2,614	1,175
Inventory valuation reserve	6,795	2,615
Restructuring reserve	1,111	—
Foreign	998	1,836
Capital loss carryforward and other	791	322

	17,679	10,496
Less valuation allowance	(1,186)	(1,836)

Total net deferred tax assets	16,493	8,660
Deferred tax liabilities:
Depreciation expense	726	787
Software amortization	9,049	10,936
Goodwill amortization	6,963	5,169
Available-for-sale securities	696	4,493
Other	378	1,104

Total deferred tax liabilities	17,812	22,489

Net deferred tax liabilities	$1,319	$13,829

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      At March 31, 2002, the Company had $0.8 million of capital loss carryforwards that expire, if unused, on March 31, 2007. In 2002, the Company fully utilized $1.9 million of foreign operating loss carryforwards available as of March 31, 2001.

Note 7.     Employee Retirement Plans

The Company maintains various profit-sharing and thrift plans for all employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the Company matching a percentage thereof. The Company may also make contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and Company matching contributions were $2.2 million, $4.9 million and $4.9 million for 2002, 2001 and 2000, respectively.
      Pioneer-Standard also has a Supplemental Executive Retirement Plan (the “SERP”), implemented during Fiscal 2001, which is a non-qualified plan designed to provide retirement benefits and life insurance for certain officers. Retirement benefits are based on compensation and length of service. The benefits under the SERP are provided from a combination of the benefits to which the officers are entitled under Pioneer-Standard’s profit-sharing and thrift plans and from life insurance policies that are owned by certain officers who have assigned the corporate interest (Pioneer-Standard’s share of the premiums paid) in the policies to the Company. The Company’s cash surrender value of the policies was $1.3 million and $0.5 million at March 31, 2002 and 2001, respectively, and is included in “Other Assets” in the accompanying Consolidated Balance Sheets. The accrued and unfunded liability for the SERP was $1.2 million and $0.6 million at March 31, 2002 and 2001, respectively, and is included in “Other Long-Term Liabilities” in the accompanying Consolidated Balance Sheets.

Note 8.     Contingencies

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

Note 9.     Mandatorily Redeemable Convertible Trust Preferred Securities

In March and April 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust preferred securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debentures”).

      The Trust preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder. The Trust preferred securities are convertible into Common Shares at the rate of 3.1746 Common Shares for each Trust preferred security (equivalent to a conversion price of $15.75 per Common Share). The Company has executed a guarantee with regard to the Trust preferred securities. The guarantee, when taken together with the Company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provide a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities. The Company may cause the Pioneer-Standard Trust to delay payment of distributions on the Trust preferred securities for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust preferred securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares.
      After March 31, 2002, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 104.05% of par reduced annually by .675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security. In June 2001, 4,761 shares of the Trust preferred securities were converted at an exercise price of $15.75 increasing equity by $0.1 million. At March 31, 2002 and 2001, the fair market value of the Trust preferred securities was $121.5 million and $127.9 million, respectively.

Note 10.     Shareholders’ Equity

Capital Stock

Holders of Common Shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2002 and 2001, there were no shares of Preferred Stock outstanding.

Subscribed-for Shares

The Company has a Share Subscription Agreement and Trust (the “Trust”) with Wachovia Bank of North Carolina, N.A., as Trustee, whereby the Trustee subscribed for 5,000,000 Common Shares of the Company, which will be paid for over the 15-year term of the Trust. The proceeds from the sale or direct use of the Common Shares over the life of the Trust are used to fund Company obligations under various compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with the Company. The shares subscribed for by the Trust are recorded in the contra equity account, “Unearned employee benefits,” and adjusted to market value at each reporting period, with an offsetting adjustment to “Capital in excess of stated value.” There were 943,798 shares released from the Trust

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

prior to Fiscal 2001. In Fiscal 2002, 90,462 shares were transferred from the trust to fund a portion of the Company’s 2001 profit sharing.

      The following details the fair market value of the 3,965,740 and 4,056,202 Common Shares subscribed for by the Trust, reflected in Shareholders’ Equity at March 31:

(In Thousands, Except Share and Per Share Data)	2002	2001

Common Shares at stated value (3,965,740 @ $0.30 in 2002 and 4,056,202 @ $0.30 in 2001)	$1,190	$1,217
Capital in excess of stated value (3,965,740 shares in 2002 and 4,056,202 shares in 2001)	54,925	48,471
Unearned employee benefits (3,965,740 shares @ $14.15 in 2002 and 4,056,202 shares @ $12.25 in 2001)	(56,115)	(49,688)

Net effect on shareholders’ equity	$—	$—

Restricted Stock

During 2000, restricted stock awards for 723,798 shares of the Company’s Common Shares were granted at a market value of $13.50 per share to certain officers under the 1999 Restricted Stock Plan. All eligible shares under this plan have been granted and, subject to certain terms and conditions, vest over a three-year period commencing upon termination of employment. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the restriction periods. In Fiscal 2002, 2001 and 2000, $2.0 million, $2.2 million and $2.2 million, respectively, was charged to expense for these restricted stock awards. There were 74,820 and 37,410 shares vested as of March 31, 2002 and 2001, respectively.

Shareholder Rights Plan

On April 27, 1999, the Company’s Board of Directors approved a new Shareholder Rights Plan, which became effective upon expiration of the existing plan on May 10, 1999. A dividend of one Right per Common Share was distributed to shareholders of record as of May 10, 1999. Each Right, upon the occurrence of certain events, entitles the holder to buy from the Company one-tenth of a Common Share at a price of $4.00, or $40.00 per whole share, subject to adjustment. The Rights may be exercised only if a person or group acquires 20% or more of the Company’s Common Shares, or announces a tender offer for at least 20% of the Company’s Common Shares. Each Right will entitle its holder (other than such acquiring person or members of such acquiring group) to purchase, at the Right’s then-current exercise price, a number of the Company’s Common Shares having a market value of twice the Right’s then-exercise price. The Rights trade with the Company’s Common Shares until the Rights become exercisable.
      If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right’s then-exercise price, a number of the acquiring company’s common shares (or other securities) having a market value at the time of twice the Right’s then-current

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

exercise price. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s Common Shares, the Rights are redeemable for $.001 per Right at the option of the Company’s Board of Directors. The Rights will expire May 10, 2009.

Note 11.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the year ended March 31

(In Thousands, Except Per Share Data)	2002	2001	2000

Weighted average number of shares
Basic	27,040	26,793	26,409
Common Shares issuable upon conversion of Trust preferred securities	—	9,127	9,127
Common equivalent shares	—	696	642

Diluted	27,040	36,616	36,178

Net income (loss) on which basic earnings (loss) per share is calculated	$(7,047)	$34,576	$40,145
Distributions on Trust preferred securities	—	5,914	5,870

Net income (loss) on which diluted earnings (loss) per share is calculated	$(7,047)	40,490	46,015

Earnings (loss) per share
Basic	$(0.26)	$1.29	$1.52
Diluted	$(0.26)	$1.11	$1.27

      For the year ended March 31, 2002, 9,123,396 Common Shares issuable upon conversion of the Trust preferred securities and 3,861,534 stock options that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. For the years ended March 31, 2001 and March 31, 2000, 1,167,000 and 281,500 stock options, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Due to the application of the treasury stock method, shares subscribed for by the Trust, which is more fully described in Note 10 to the Consolidated Financial Statements, have no effect on earnings per share until they are released from the Trust.

Note 12.     Stock Options

The Company has stock option plans, which provide for the granting of options to employees and directors to purchase its Common Shares. These plans provide for nonqualified and incentive stock options. Stock options are granted to employees at an exercise price equal to the fair market value of the Company’s Common Shares at the date of grant. Options expire 10 years from the date of grant. Vesting periods are established by the Compensation Committee of the Board of Directors and vary.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      The following tables summarize option activity under the Plans during 2002, 2001 and 2000:

	2002		2001		2000

	No. of	Wtd.	No. of	Wtd.	No. of	Wtd.
	Shares	Avg.	Shares	Avg.	Shares	Avg.
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Balance at April 1	3,137,821	$11.54	2,658,101	$10.20	2,761,211	$ 9.91
Options granted	947,500	12.91	981,500	13.78	142,500	9.39
Options exercised	(108,499)	6.25	(318,655)	7.91	(215,010)	5.81
Options cancelled/expired	(18,354)	11.63	—	—	—	—
Options forfeited	(96,934)	12.39	(183,125)	10.37	(30,600)	10.89

Balance at March 31	3,861,534	$12.00	3,137,821	$11.54	2,658,101	$10.20

Exercisable at March 31	2,020,508	$11.36	1,448,692	$10.66	1,394,398	$10.18

Available for Grant at March 31	1,076,211		1,926,777		620,152

	March 31, 2002

	Options Outstanding			Options Exercisable

			Wtd. Avg.
		Wtd.	Remaining		Wtd.
	Number	Avg.	Contractual	Number	Avg.
	of	Exercise	Life	of	Exercise
Exercise Price Range	Options	Price	(in years)	Options	Price

$ 5.50 - $ 8.00	236,836	$ 6.20	1.7	227,836	$ 6.21
$ 8.00 - $10.50	582,166	$ 8.75	6.8	399,766	$ 8.75
$10.50 - $13.00	1,019,232	$12.18	4.9	827,834	$12.18
$13.00 - $15.50	2,023,300	$13.53	8.3	565,072	$14.11

	3,861,534			2,020,508

      The Company does not recognize expense for stock options granted under its stock option plans because options are granted at exercise prices equal to the fair market value of the Company’s stock at the date of grant, and does not recognize the options in the financial statements until they are exercised. The proforma amounts that are disclosed in the table below reflect the portion of the estimated fair value of awards that was earned for the years ended March 31, 2002, 2001 and 2000. Because the proforma expense determined under the fair value method relates only to stock options that were granted as of March 31, 2002, 2001 and 2000, the impact of applying the fair value method is not indicative of future amounts. Additional grants in future years are anticipated, which will increase the proforma compensation expense and thus reduce and increase future proforma net income (loss), respectively.

	2002		2001		2000

	As	Pro	As	Pro	As	Pro
(In Thousands, Except Per Share Data)	Reported	Forma	Reported	Forma	Reported	Forma

Net income (loss)	$(7,047)	$(10,568)	$34,576	$31,387	$40,145	$38,557
Diluted earnings (loss) per share	$(0.26)	$(0.39)	$1.11	$1.02	$1.27	$1.23

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

      The fair market value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	1.0%	1.0%	1.0%
Expected volatility	48.6%	45.7%	46.6%
Risk-free interest rate	5.28%	4.80%	6.25%
Expected life	8 years	8 years	7.5 years
Weighted average fair value of options granted	$7.04	$7.12	$5.05

Note 13.     Business Segment Information

The Company’s operations have been classified into two operating segments, the distribution of electronic components and the distribution of mid-range computer products, which are managed separately based on product and market differences. The Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products. The Computer Systems Division is a leading distributor and reseller of mid-range computer products, computer systems, software and services. The Company’s third reportable segment, Corporate and Other, primarily includes investments in affiliates, selected other assets and fixed assets, related depreciation and goodwill amortization, certain corporate management costs, special charges and the net assets and results of operations of the Company’s software businesses and its wholly owned subsidiary established for the Asset Securitization. The segment presentation reflects how management allocates resources, measures performance and views the overall business.
      The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Geographic sales are reported by shipping origin.

	Year Ended March 31

(Dollars In Thousands)	2002	2001	2000

Net Sales
Industrial Electronics	$1,029,271	$1,469,515	$1,341,222
Computer Systems	1,294,322	1,431,838	1,219,489

Total Net Sales	$2,323,593	$2,901,353	$2,560,711

Operating Income
Industrial Electronics	$(3,582)	$85,921	$72,254
Computer Systems	47,783	46,531	45,088
Corporate & Other	(25,925)	(32,270)	(16,946)

Operating Income	$18,276	$100,182	$100,396

(continued)

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Note 13. — continued

	Year Ended March 31

(Dollars In Thousands)	2002	2001	2000

Reconciliation to Income (Loss) Before Income Taxes
Other (income) expense	(721)	(480)	(1,058)
Gain on sale of assets	—	—	(1,845)
Interest expense	22,046	33,578	26,074

Income (Loss) before Income Taxes	$(3,049)	$67,084	$77,225

Identifiable Assets
Industrial Electronics	$374,680	$559,842	$521,701
Computer Systems	465,027	531,289	535,874
Corporate & Other	77,230	92,479	56,260

Total Assets	$916,937	$1,183,610	$1,113,835

Capital Expenditures
Industrial Electronics	$1,542	$12,687	$14,154
Computer Systems	1,970	8,612	21,626
Corporate & Other	3,877	854	250

Total Capital Expenditures	$7,389	$22,153	$36,030

Depreciation and Amortization Expense
Industrial Electronics	$11,247	$10,235	$9,191
Computer Systems	10,197	9,686	10,774
Corporate & Other	7,528	7,123	6,378

Total Depreciation and Amortization	$28,972	$27,044	$26,343

Geographic Areas
Net Sales
United States	$2,212,798	$2,779,377	$2,391,305
Foreign	110,795	121,976	169,406

Total Net Sales	$2,323,593	$2,901,353	$2,560,711

Long-Lived Assets
United States	$136,351	$161,721	$160,001
Foreign	755	1,015	730

Total Long-Lived Assets	$137,106	$162,736	$160,731

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended March 31, 2002

				Fourth
	First	Second	Third	Quarter
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	(a)	Year

Net sales	$595,394	$589,117	$633,709	$505,373	$2,323,593
Gross margin	85,579	80,593	81,726	68,077	315,975
Net income (loss)	$1,696	$ (4,699)	$2,233	$ (6,277)	$(7,047)
Net income (loss) per share:
Basic	$0.06	$ (0.17)	$0.08	$ (0.23)	$(0.26)
Diluted	$0.06	$ (0.17)	$0.08	$ (0.23)	$(0.26)

	Year Ended March 31, 2001

	First	Second	Third	Fourth
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter (b)	Quarter	Quarter (c)	Year

Net sales	$677,857	$ 717,439	$781,297	$ 724,760	$2,901,353
Gross margin	101,864	108,230	116,195	106,493	432,782
Income before extraordinary charge	10,221	11,715	13,044	66	35,046
Extraordinary charge	—	(470)	—	—	(470)

Net income	$10,221	$ 11,245	$13,044	$ 66	$34,576

Net income per share:
Basic	$0.38	$ 0.42	$0.49	$ 0.00	$1.29
Diluted	$0.32	$ 0.35	$0.40	$ 0.00	$1.11

(a)	Included in the results of the fourth quarter of Fiscal 2002 are special charges of $12.4 million ($7.3 million, after tax or $0.27 per share) consisting of inventory adjustments and a restructuring charge.

(b)	Included in the results of the second quarter of Fiscal 2001 was an extraordinary charge from early extinguishment of debt of $0.5 million, net of tax benefit of $0.3 million ($.01 per share – diluted).

(c)	During the fourth quarter of Fiscal 2001, the Company recognized a non-cash write-down of $14.2 million for the abandonment of certain information technology system assets. The charge after tax was $8.7 million or $0.24 per diluted share.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

pioneer-standard electronics, inc.

schedule ii — valuation and qualifying accounts
years ended march 31, 2002, 2001 and 2000

(Dollars in Thousands)
	Balance at	Charged to	Deductions-	Balance at
	Beginning	Cost and	Net	End of
Description	of Period	Expenses	Write-Offs	Period

2002
Allowance for doubtful accounts	$3,752	$19,549	$(15,264)	$ 8,037
Inventory valuation reserve	$7,856	$17,694	$ (5,613)	$19,937

2001
Allowance for doubtful accounts	$ 5,681	$ 11,118	$ (13,047)	$ 3,752
Inventory valuation reserve	$ 6,770	$ 7,876	$ (6,790)	$ 7,856

2000
Allowance for doubtful accounts	$ 6,035	$ 3,269	$ (3,623)	$ 5,681
Inventory valuation reserve	$ 5,397	$ 3,786	$ (2,413)	$ 6,770

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

exhibit index

Exhibit No.		Description

3(a	)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).
(b	)	Amended Code of Regulations, as amended, of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
4(a	)	Rights Agreement, dated as of April 27, 1999, by and between the Company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 0-5734).
(b	)	Indenture, dated as of August 1, 1996, by and between the Company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
(c	)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the Company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
(d	)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
(e	)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
(f	)	Junior Subordinated Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
(g	)	First Supplemental Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
(h	)	Form of 6 3/4% Convertible Preferred Securities (Included in Exhibit 4(m)), which is incorporated herein by reference to Exhibit 4(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
(i	)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures (Included in Exhibit 4(o)), which is incorporated herein by reference to Exhibit 4(q) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
(j	)	Guarantee Agreement, dated March 23, 1998, between the Company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Exhibit No.		Description

*10(a	)	Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*(b	)	The Company’s 1982 Incentive Stock Option Plan, as amended, which is incorporated by reference to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
*(c	)	The Company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Reg. No. 33-53329).
*(d	)	The Company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*(e	)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*(f	)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*(g	)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).
*(h	)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).
*(i	)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*(j	)	Amended and Restated Employment agreement, effective April 1, 2000, between Pioneer-Standard Electronics, Inc. and James L. Bayman, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
*(k	)	Amended and Restated Employment agreement, effective April 1, 2000, between Pioneer-Standard Electronics, Inc. and Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
*(l	)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Exhibit No.		Description

(m	)	Five-Year Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the Lenders, and Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
(n	)	364-Day Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Lenders, Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
*(o	)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*(p	)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*(q	)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*(r	)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*(s	)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
(t	)	Receivables Purchase Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics Funding Corporation, as the Seller, Pioneer-Standard Electronics, Inc., as the Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, Bank One, NA and Mellon Bank, N.A., as Managing Agents and the Committed purchasers from time to time parties hereto and Bank One, NA as Collateral Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
(u	)	Receivables Sales Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Illinois, Inc. and Pioneer-Standard Electronics, Ltd., as Originators and Pioneer-Standard Funding Corporation, as Buyer, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES

Exhibit No.		Description

(v	)	Amendment No. 1 to Receivables Purchase Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Funding Corporation, as Seller, Pioneer-Standard Electronics, Inc. as Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, certain Committed Purchasers, Bank One, NA and Mellon Bank, N.A. as Managing Agents, and Bank One, as Collateral Agent, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
(w	)	Third Amendment to Five-Year Credit Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
*(x	)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002.
(y	)	Fourth Amendment to Five-Year Credit Agreement, dated as of May 6, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as LC Issuer and Agent.
*(z	)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman.
*(aa	)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP, Independent Auditors.
99(a	)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
99(b	)	Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 0-5734).

*	Denotes a management contract or compensatory plan or arrangement.

PIONEER-STANDARD ELECTRONICS, INC. AND SUBSIDIARIES