Form 10-Q
period 2002-06-30
PIONEER STANDARD ELECTRONICS INC
filed 2002-08-09
CIK 78749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________.

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

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of August 1, 2002: 31,906,201. (Includes 3,965,740 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001

Condensed Consolidated Balance Sheets - June 30, 2002 (Unaudited) and March 31, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2001

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30

(Dollars In Thousands, Except Share and Per Share Data)	2002	2001

Net Sales	$495,758	$595,394

Cost of Goods Sold	423,756	509,815

Gross Margin	72,002	85,579

Warehouse, Selling and Administrative Expenses	65,412	74,299

Operating Income	6,590	11,280

Other (Income) Expense

Other Income, net	(677)	(1,080)

Interest Expense	4,165	7,300

Income Before Income Taxes	3,102	5,060

Provision for Income Taxes	1,086	1,973

Minority Interest	(390)	(89)

Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of tax	1,576	1,480

Net Income	$830	$1,696

Per Share Data:

Net Income — Basic	$.03	$.06

Net Income — Diluted	$.03	$.06

Dividends Per Share	$.03	$.03

Weighted Average Shares Outstanding:

Basic	27,228,901	26,916,605

Diluted	27,882,895	27,484,202

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2002 are unaudited)

	June 30	March 31
(Dollars In Thousands, Except Share Data)	2002	2002

ASSETS

Current Assets

Cash and cash equivalents	$53,093	$23,452

Accounts receivable, net	321,822	315,292

Inventories, net	255,664	267,160

Deferred income taxes	18,228	16,493

Prepaid expenses	1,120	1,870

Total current assets	649,927	624,267

Goodwill & intangible assets, net	156,019	155,564

Investments in affiliated companies	42,873	45,670

Other assets	11,906	10,831

Property and equipment, net	75,490	80,605

Total Assets	$936,215	$916,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$247,903	$201,116

Accrued salaries, wages, commissions and benefits	7,194	9,489

Other accrued liabilities	23,230	19,809

Current maturities of long-term debt	65	59

Total current liabilities	278,392	230,473

Long-Term Debt	150,032	179,000

Deferred Income Taxes	16,854	17,812

Other Long-Term Liabilities	5,423	5,280

Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,675

Shareholders’ Equity

Common stock, at $0.30 stated value; 31,906,201 and 31,781,671 shares outstanding, including 3,965,740 subscribed-for shares, in June and March, respectively	9,489	9,452

Capital in excess of stated value	120,019	133,932

Retained earnings	259,871	259,876

Unearned employee benefits	(41,204)	(56,115)

Unearned compensation on restricted stock	(2,833)	(3,289)

Accumulated other comprehensive loss	(3,503)	(3,159)

Total Shareholders’ Equity	341,839	340,697

Total Liabilities and Shareholders’ Equity	$936,215	$916,937

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30

(Dollars in Thousands)	2002	2001

Operating Activities:

Net income	$830	$1,696

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,190	3,492

Amortization	2,900	3,769

Deferred income taxes	(1,994)	(131)

Other non-cash items	(646)	(193)

Changes in working capital, excluding effect of acquisitions

(Increase) decrease in accounts receivable	(5,155)	46,033

Decrease in inventory	11,876	12,497

Increase (decrease) in accounts payable	46,478	(5,828)

Decrease in accrued salaries and wages	(2,321)	(4,736)

Increase in other accrued liabilities	3,545	2,513

Other working capital changes	160	75

Other	(643)	303

Total adjustments	57,390	57,794

Net cash provided by operating activities	58,220	59,490

Investing Activities:

Additions to property and equipment	(383)	(2,015)

Acquisitions of businesses	—	(2,000)

Net cash used for investing activities	(383)	(4,015)

Financing Activities:

Revolving credit borrowings	7,780	280,620

Revolving credit payments	(7,780)	(341,560)

Accounts receivable securitization financing borrowings	17,600	—

Accounts receivable securitization financing payments	(46,600)	—

Dividends paid	(835)	(828)

Other	1,195	(18)

Net cash used for financing activities	(28,640)	(61,786)

Effect of Exchange Rate Changes on Cash	444	209

Net Change in Cash	29,641	(6,102)

Cash at Beginning of Period	23,452	41,812

Cash at End of Period	$53,093	$35,710

Non-Cash Transactions:

Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the three-month periods ended June 30, 2002 and 2001, depreciated $3.2 million and $8.8 million, respectively.

See accompanying notes to unaudited consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Table Amounts in Thousands, Except Per Share Data)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Pioneer-Standard Electronics, Inc. and its subsidiaries (the “Company” or “Pioneer-Standard”). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All intercompany accounts have been eliminated.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of its operations and cash flows for the three-month periods ended June 30, 2002 and 2001 have been included.

Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, which include critical accounting policies and estimates, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Reclassifications: Certain amounts in the prior period’s Unaudited Condensed Consolidated Statement of Operations and Statement of Cash Flows have been reclassified to conform with the current period’s presentation.

2.	RESTRUCTURING CHARGE

During the fourth quarter of Fiscal 2002, the Company recognized a restructuring charge of approximately $3.8 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 100 personnel. During the first quarter of Fiscal 2003, the Company increased the reserve for severance and related benefits for 8 additional employees. Severance and related benefits were paid out to approximately 70 personnel during the first quarter. The changes to the Company’s restructuring accrual since March 31, 2002 are as follows:

(Dollars in thousands)	Severance	Exit Costs	Total

Balance at March 31, 2002	$1,887	$1,909	$3,796

Provision	299	—	299

Payments	(762)	(52)	(814)

Balance at June 30, 2002	$1,424	$1,857	$3,281

3.	INVESTMENTS IN AFFILIATED COMPANIES

The Company holds publicly traded equity securities in World Peace Industrial Co. Ltd. (“WPI”), an Asian distributor of electronics headquartered in Taipei, Taiwan; and Eurodis Electron PLC (“Eurodis”), a European distributor of electronic components headquartered in London, England, for strategic purposes. As a matter of policy, management continually monitors the change in value of its investments and regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds equity market value, the duration of the equity market value decline, the financial condition of and prospects of the issuer, and the Company’s specific investment intent. In determining whether or not impairment exists, the Company evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate. Impairment of investment securities would result in a non-cash, pre-tax charge to “Other (Income) Expense” in the accompanying Condensed Consolidated Statement of Operations if a equity market value decline below cost is deemed other than temporary.

As of June 30, 2002 the equity market value of the Company’s investment in Eurodis had decreased $4.6 million, net of tax, below the Company’s cost in the investment. Management has determined that this decline is not other than temporary and, as such, changes in market value have been included in “Accumulated other comprehensive loss” in the Shareholders’ Equity section of the accompanying Condensed Consolidated Balance Sheet.

4.	RECENT PRONOUNCEMENTS

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which is no longer limited to 40 years. Effective April 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement. Pro forma information, assuming the adoption of this Statement in the prior year, is as follows:

	Three Months Ended June 30

(Dollars in thousands, except per share amounts)	2002	2001

Net income, as reported	$830	$1,696

Add: Goodwill amortization, net of tax	—	694

Adjusted net income	$830	$2,390

Basic earnings per share, as reported	$.03	$.06

Add: Goodwill amortization, net of tax	—	.03

Adjusted basic earnings per share	$.03	$.09

Diluted earnings per share, as reported	$.03	$.06

Add: Goodwill amortization, net of tax	—	.03

Adjusted diluted earnings per share	$.03	$.09

The balance of other intangible assets, which are subject to amortization, relate to technology and other and was $1.9 million and $1.5 million at June 30, 2002 and March 31, 2002, respectively. Accumulated amortization on these assets was $0.2 million and $0.1 million at June 30, 2002 and March 31, 2002, respectively.

Amortization expense in the first quarter of Fiscal 2003 was $0.1 million. Expected annual amortization expense of other intangible assets for the next five years is as follows: $0.4 million in 2003, 2004, 2005 and 2006, and $0.3 million in 2007.

The change in goodwill on the accompanying Condensed Consolidated Balance Sheet was primarily the result of currency fluctuations.

SFAS No. 142 also requires goodwill and other intangibles that have indefinite lives to be tested for impairment at least annually, using a two-step process. The first step identifies if there is an impairment using a fair-value-based test and the second step determines the amount of the impairment. The transition adjustment, if any, resulting from the adoption of the new approach to impairment testing will be reported as a cumulative effect of a change in accounting principle. This Statement provides that the Company has until the Fiscal 2003 second quarter ending September 30, 2002 to complete the first step of the impairment testing and until the end of the fiscal year to complete the second step of the impairment testing during this initial adoption of SFAS 142. In accordance with this provision, the Company has begun the process of testing its goodwill for impairment, but has not yet completed the first step of the two-step testing process.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including business segments accounted for as discontinued operations. The adoption of this Statement as of April 1, 2002, did not result in an adjustment to the Company’s financial statements.

5.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30

(Dollars in Thousands)	2002	2001

Net Income	$830	$1,696

Other Comprehensive Income (Loss)

Cumulative Effect of Change in Accounting for Derivatives and Hedging	—	(218)

Reclassification of hedging activity into earnings	—	61

Current Period Cash Flow Hedging Activity	—	(60)

Unrealized Loss on Equity Securities	(3,179)	(8,814)

Foreign Currency Translation Adjustment	2,835	(349)

Total Other Comprehensive Loss	(344)	(9,380)

Comprehensive Income (Loss)	$486	$(7,684)

6.	CONTINGENCIES

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

8.	EARNINGS PER SHARE

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

The computation of basic and diluted earnings per share for the three months ended June 30, 2002 and 2001 are as follows:

	Three months ended
	June 30

(In thousands, except per share amounts)	2002	2001

Weighted average number of shares

Basic	27,229	26,917

Common shares issuable upon conversion of Trust Preferred Securities	—	—

Common equivalent shares	654	567

Diluted	27,883	27,484

Net income on which basic earnings per share is calculated	$830	$1,696

Distributions on Trust Preferred Securities	—	—

Net income on which diluted earnings per share is calculated	$830	$1,696

Earnings per share

Basic	$.03	$.06

Diluted	$.03	$.06

Not included in the computation of diluted earnings per share for the three months ended June 30, 2002 and 2001 was 9,122,222 and 9,126,932 common shares, respectively, issuable upon conversion of Trust Preferred Securities, and 2,902,800 and 2,924,000 stock options, respectively, that could potentially dilute basic earnings per share in the future. These were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

9.	BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two operating segments, the distribution of electronic components and the distribution of mid-range computer products, which are managed separately based on product and market differences. The Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products. The Computer Systems Division is a leading distributor and reseller of mid-range computer products, computer systems, software and services. The Company’s third reportable segment, Corporate and Other, primarily includes investments in affiliates, fixed and selected other assets, related depreciation, intangible amortization and goodwill amortization in 2001, certain corporate management costs, special charges and the net assets and results of operations of Aprisa, the Company’s software business and its wholly owned subsidiary established for the Asset Securitization. The segment presentation reflects how management allocates resources, measures performance and views the overall business.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

	Three Months Ended
	June 30

(Dollars In Thousands)	2002	2001

Net Sales

Industrial Electronics	$222,567	$269,180

Computer Systems	273,191	326,214

Total Net Sales	$495,758	$595,394

Operating Income

Industrial Electronics	$4,674	$5,787

Computer Systems	8,292	11,547

Corporate & Other	(6,376)	(6,054)

Operating Income	$6,590	$11,280

Reconciliation to Income Before Income Taxes

Other Income	(677)	(1,080)

Interest expense	4,165	7,300

Income Before Income Taxes	$3,102	$5,060

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

Following is certain financial data for the three-month period ended June 30, 2002 as compared with the same period in Fiscal 2002, by segment where available.

	Three Months Ended June 30

(Dollars in Thousands)	2002		2001

Net Sales

Industrial Electronics	$222,567	44.9%	$269,180	45.2%

Computer Systems	273,191	55.1%	326,214	54.8%

Consolidated Net Sales	$495,758	100.0%	$595,394	100.0%

Cost of Goods Sold	423,756	85.5%	509,815	85.6%

Gross Margin	72,002	14.5%	85,579	14.4%

Operating Costs	65,412	13.2%	74,299	12.5%

Operating Income	$6,590	1.3%	$11,280	1.9%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Three Months Ended June 30

(Dollars in Thousands)	2002		2001

Industrial Electronics	$4,674	2.1%	$5,787	2.1%

Computer Systems	8,292	3.0%	11,547	3.5%

Corporate and Other	(6,376)	(1.3)%	(6,054)	(1.0)%

Consolidated Operating Income	$6,590	1.3%	$11,280	1.9%

Net Sales. Consolidated Net Sales for the three-month period ended June 30, 2002 decreased $99.6 million or 17% from consolidated net sales in the prior three-month period ended June 30, 2001 as a result of shifts in product mix and volume declines in the markets served by the Company. The Industrial Electronics Division (“IED”) accounted for $222.6 million in sales for the quarter, a 17% decrease from the same quarter in the prior year. The sales decline at IED can be attributed to the deepest downturn ever experienced in the electronic component industry and is the result of lower demand and lower average selling prices. Although the Company is encouraged by the indicators of improving demand in the electronic components market demonstrated by the depletion of excess inventory throughout the supply chain and the sequential increases in unit volumes, average selling prices have declined and management is anticipating the continuation of a difficult demand environment with continued pricing pressures.

The Computer Systems Division (“CSD”) represented 55% of consolidated sales with divisional sales of $273.2 million; a 16% decrease compared with the first quarter of the prior fiscal year. The decline in sales is attributable to the slowdown in information technology (“IT”) spending combined with customers taking advantage of price reductions and promotions offered by manufacturers. Customers are deferring additional capital investments because of the uncertain economy and are taking longer to evaluate purchasing decisions to ensure that productivity and efficiency gains can be realized with the new investments. Management believes these market conditions are indicative of what can be expected for the upcoming quarter and is anticipating sales to remain flat sequentially for both IED and CSD.

Gross Margin. Consolidated gross margin was 14.5% at June 30, 2002 as compared with 14.4% at June 30, 2001. Although the Company continues to experience pricing pressure, gross margin for the upcoming quarter is expected to remain consistent with current quarter levels.

Operating Costs. Warehouse, selling and administrative expenses of $65.4 million decreased $8.9 million, or 12%, from the prior year first quarter. Expenses as a percent of sales were 13.2% at June 30, 2002 compared with 12.5% at June 30, 2001. The dollar decrease for the quarter compared with the same period in the prior year is attributed to the favorable impact generated from the adoption of SFAS No. 142 that eliminates goodwill amortization, lower compensation and benefit costs due to personnel reductions, and lower incentives associated with current financial performance. In addition, the effects of the restructuring announced in the fourth quarter of Fiscal 2002 and the initiatives to reduce discretionary spending contributed to the favorable variance.

Corporate and Other. The operating loss in the Corporate and Other segment increased 5% over the same period in the prior fiscal year due to an increase in software amortization and an increase in operating loss from Aprisa, the Company’s software business, offset by the favorable impact from the elimination of goodwill amortization discussed above.

Other Income and Expense

The components of Other (Income) Expense are as follows:

	Three Months Ended
	June 30

(Dollars in Thousands)	2002	2001

Other Income, net	$(677)	$(1,080)

Interest Expense	$4,165	$7,300

Other income at June 30, 2002 consisted primarily of currency gains. Other income for the three months ended June 30, 2001 consisted of $0.4 million of equity and dividend income earned from investments in affiliates and $0.7 million of foreign currency exchange gains and other.

Interest expense decreased by $3.1 million from the same period in the prior year. This decrease resulted from lower outstanding debt levels attributable to lower average levels of working capital.

Liquidity and Capital Resources

For the three-month period ended June 30, 2002, net cash provided by operating activities totaled $58.2 million, as compared with $59.5 million for the same period in the prior year. At June 30, 2002, $54.6 million of cash provided by operating activities related to working capital changes. Current assets increased by $25.7 million and current liabilities increased by $47.9 million during the three-month period ended June 30, 2002, resulting in a decrease of $22.2 million in working capital from March 31, 2002. The current ratio was 2.3:1 at June 30, 2002 compared with 2.7:1 at March 31, 2002. The working capital decrease was primarily related to an increase in accounts payable associated with the mix and timing of payables partially offset by decreased inventory levels. Cash provided by operations of $59.5 million for the three-month period ended June 30, 2001 related primarily to reductions in accounts receivable and inventory levels as a result of reduced sales and management’s efforts to reduce inventory levels.

Net cash used for investing activities was $0.4 million for the three months ended June 30, 2002, compared with $4.0 million for the three months ended June 30, 2001. For the first quarter of Fiscal 2003, this cash was used for capital expenditures. During the same quarter in the prior year, the Company invested $2.0 million in Aprisa, a start-up software corporation, of which it subsequently acquired in the third quarter of Fiscal 2002 and for capital expenditures of $2.0 million.

The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. As of June 30, 2002 the value of the Company’s investment in Eurodis had decreased $4.6 million, net of tax, below the Company’s cost in the investment. Based on the Company’s evaluation of available information, such as published financial reports and market research, its analysis of cyclical trends within the industry segment and the Company’s specific investment intent, management has determined that the equity market value decline is not other than temporary and, as such, changes in market value have been included in “Accumulated other comprehensive loss” in the equity section of the accompanying Condensed Consolidated Balance Sheets.

Net cash used for financing activities was $28.6 million, compared with $61.8 million for the same three-month period in the prior year. The change primarily represents the repayment of borrowings under the Company’s revolving line of credit with cash generated from working capital and lower working capital needs. Management anticipates that borrowings on the Company’s financing arrangements will increase when the electronic components market recovers and working capital needs increase.

Management estimates that capital expenditures for Fiscal 2003 will approximate $10.0 million. The Company anticipates that funds from current operations, existing financing arrangements and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the forseeable future.

Forward-Looking Information

         Portions of this report contain current management expectations which may constitute forward-looking information. When used in this Management’s Discussion and Analysis of Results of Operations and Financial Condition and elsewhere throughout this 10-Q, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to: competition, dependence on the computer and semiconductor markets, softening in the computer network and platform market, fluctuations in semiconductor supply and demand, rapidly changing technology and inventory obsolescence, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, the ability to meet financing obligations based on the impact of previously described factors and uneven patterns of quarterly sales.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 22-24 and 35-37 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, for a further discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since March 31, 2002.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date:	August 9, 2002	/S/ Arthur Rhein Arthur Rhein President & Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2002	/S/ Steven M. Billick Steven M. Billick Executive Vice President & CFO (Principal Financial and Accounting Officer)