Form 10-Q
period 2002-09-30
PIONEER STANDARD ELECTRONICS INC
filed 2002-11-12
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Yes X                      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X                      No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of November 1, 2002: 31,906,201. (Includes 3,965,740 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I	FINANCIAL INFORMATION

Item 1 Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30,
2002 and 2001

Condensed Consolidated Balance Sheets — September 30, 2002 (Unaudited) and March 31, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30,
and 2001

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Item 4 Controls and Procedures

Part II	OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K

Signatures

Certification of the Chief Executive Officer

Certification of the Chief Financial Officer

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars In Thousands, Except Share and Per Share Data)	2002	2001	2002	2001

Net Sales	$478,857	$589,117	$974,615	$1,184,511

Cost of Goods Sold	406,143	508,524	829,899	1,018,339

Gross Margin	72,714	80,593	144,716	166,172

Warehouse, Selling and Administrative Expenses	65,960	78,625	131,372	152,924

Operating Income	6,754	1,968	13,344	13,248

Other (Income) Expense

Other (Income) Expense	3	1,378	(674)	298

Interest Expense	4,137	5,992	8,302	13,292

Income (Loss) Before Income Taxes	2,614	(5,402)	5,716	(342)

Provision (Benefit) for Income Taxes	172	(2,106)	1,258	(133)

Minority Interest	(406)	(76)	(796)	(165)

Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of tax	2,206	1,479	3,782	2,959

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$642	$(4,699)	$1,472	$(3,003)

Cumulative Effect of a Change in Accounting Principle, net of $1.9 million tax benefit	—	—	(34,795)	—

Net Income (Loss)	$642	$(4,699)	$(33,323)	$(3,003)

Per Share Data:

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle — basic	$.02	$(.17)	$.05	$(.11)

Cumulative Effect of a Change in Accounting Principle	—	—	(1.27)	—

Net Income (Loss) — basic	$.02	$(.17)	$(1.22)	$(.11)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle — diluted	$.02	$(.17)	$.05	$(.11)

Cumulative Effect of a Change in Accounting Principle	—	—	(1.27)	—

Net Income (Loss) — diluted	$.02	$(.17)	$(1.22)	$(.11)

Dividends Per Share	$.03	$.03	$.06	$.06

Weighted Average Shares Outstanding:

Basic	27,291,483	27,047,650	27,260,363	26,982,486

Diluted	27,753,671	27,047,650	27,260,363	26,982,486

         See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2002 are unaudited)

	September 30	March 31
(Dollars In Thousands, Except Share Data)	2002	2002

ASSETS

Current Assets

Cash and cash equivalents	$69,157	$23,452

Accounts receivable, net	296,062	315,292

Inventories, net	241,251	267,160

Deferred income taxes	20,512	16,493

Prepaid expenses	2,019	1,870

Total current assets	629,001	624,267

Goodwill & intangible assets, net	119,084	155,564

Investments in affiliated companies	35,772	45,670

Other assets	14,255	10,831

Property and equipment, net	69,373	80,605

Total Assets	$867,485	$916,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$225,599	$201,116

Accrued salaries, wages, commissions and benefits	8,824	9,489

Other accrued liabilities	14,190	19,809

Current maturities of long-term debt	36	59

Total current liabilities	248,649	230,473

Long-Term Debt	150,032	179,000

Deferred Income Taxes	17,137	17,812

Other Long-Term Liabilities	5,000	5,280

Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,675

Shareholders’ Equity

Common stock, at $0.30 stated value; 31,906,201 and 31,781,671 shares outstanding, including 3,965,740 subscribed-for shares, in September and March, respectively	9,490	9,452

Capital in excess of stated value	107,834	133,932

Retained earnings	224,879	259,876

Unearned employee benefits	(28,712)	(56,115)

Unearned compensation on restricted stock	(2,377)	(3,289)

Accumulated other comprehensive loss	(8,122)	(3,159)

Total Shareholders’ Equity	302,992	340,697

Total Liabilities and Shareholders’ Equity	$867,485	$916,937

         See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30

(Dollars in Thousands)	2002	2001

Operating Activities:

Net loss	$(33,323)	$(3,003)

Adjustments to reconcile net loss to net cash provided by operating activities:

Cumulative effect of a change in accounting principle	34,795	—

Write-off of investment in affiliate	—	750

Depreciation	6,312	6,985

Amortization	5,881	7,730

Deferred income taxes	(4,010)	471

Other non-cash items	(765)	152

Changes in working capital, excluding effect of acquisitions

Decrease in accounts receivable	20,109	58,423

Decrease in inventory	26,177	45,781

Increase in accounts payable	24,281	6,531

Decrease in accrued salaries and wages	(679)	(3,410)

Decrease in other accrued liabilities	(3,616)	(5,930)

Other working capital changes	(657)	(1,065)

Other	177	810

Total adjustments	108,005	117,228

Net cash provided by operating activities	74,682	114,225

Investing Activities:

Additions to property and equipment	(1,205)	(4,253)

Proceeds from sale of assets	1,389	—

Acquisitions of businesses	—	(2,375)

Net cash provided by (used for) investing activities	184	(6,628)

Financing Activities:

Revolving credit borrowings	7,780	587,780

Revolving credit payments	(7,780)	(690,040)

Accounts receivable securitization financing borrowings	17,600	—

Accounts receivable securitization financing payments	(46,600)	—

Dividends paid	(1,674)	(1,656)

Other	1,166	217

Net cash used for financing activities	(29,508)	(103,699)

Effect of Exchange Rate Changes on Cash	347	32

Net Change in Cash	45,705	3,930

Cash at Beginning of Period	23,452	41,812

Cash at End of Period	$69,157	$45,742

Non-Cash Transactions:

         Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the six-month periods ended September 30, 2002 and 2001, depreciated $7.1 million and $15.5 million, respectively.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the three- and six-month periods ended September 30, 2002 and 2001 have been included.

Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, which include critical accounting policies and estimates, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Reclassifications: Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements and the Notes thereto have been reclassified to conform to the current period’s presentation.

2. RESTRUCTURING CHARGE

During the fourth quarter of Fiscal 2002, the Company recognized a restructuring charge of approximately $3.8 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 100 personnel. During the first quarter of Fiscal 2003, the Company increased the reserve for severance and related benefits for 8 additional employees. Severance and related benefits were paid out to 91 personnel during the first half of Fiscal 2003. The changes to the Company’s restructuring accrual since March 31, 2002 are as follows:

(Dollars in thousands)	Severance	Exit Costs	Total

Balance at March 31, 2002	$1,887	$1,909	$3,796

Provision	333	—	333

Payments	(1,157)	(431)	(1,588)

Balance at September 30, 2002	$1,063	$1,478	$2,541

3. GOODWILL AND OTHER INTANGIBLE ASSETS

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Effective April 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement. Pro forma information, assuming the adoption of this Statement in the prior year, is as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in thousands, except per share amounts)	2002	2001	2002	2001

Net income (loss), as reported	$642	$(4,699)	$(33,323)	$(3,003)

Add: Goodwill amortization, net of tax	—	749	—	1,496

Adjusted net income (loss)	$642	$(3,950)	$(33,323)	$(1,507)

Net income (loss) per share, as reported — basic	$.02	$(.17)	$(1.22)	$(.11)

Add: Goodwill amortization, net of tax	—	.03	—	.06

Adjusted net income (loss) per share — basic	$.02	$(.14)	$(1.22)	$(.05)

Net income (loss) per share, as reported — diluted	$.02	$(.17)	$(1.22)	$(.11)

Add: Goodwill amortization, net of tax	—	.03	—	.06

Adjusted net income (loss) per share — diluted	$.02	$(.14)	$(1.22)	$(.05)

Net other intangible assets, which are subject to amortization and are comprised of technology and other intangibles, totaled $1.6 million and $1.4 million at September 30, 2002 and March 31, 2002, respectively. Accumulated amortization on these assets was $0.3 million and $0.1 million at September 30, 2002 and March 31, 2002, respectively.

Amortization expense for the three and six months ended September 30, 2002 was $0.1 million and $0.2 million, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $0.4 million in 2003, 2004, 2005 and 2006, and $0.3 million in 2007.

Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an outside valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the

six-months ended September 30, 2002. The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented.

	Industrial	Computer
(Dollars in thousands)	Electronics	Systems	Corporate	Total

Carrying value at March 31, 2002	$25,646	$117,461	$11,043	$154,150

Impairment of goodwill	(25,646)	—	(11,043)	(36,689)

Carrying value at September 30, 2002	$—	$117,461	$—	$117,461

The following table reflects the impact of the cumulative effect of a change in accounting principle on the reported results for the Company’s first quarter ended June 30, 2002:

(Dollars in thousands, except per share amounts)
Net income, as reported	$830

Cumulative effect of a change in accounting principle	(34,795)

Net loss, as adjusted	$(33,965)

Net income per share, as reported — basic and diluted	$.03

Net loss per share, as adjusted to include cumulative effect of a change in accounting principle — basic and diluted	$(1.25)

4. INVESTMENTS IN AFFILIATED COMPANIES

The Company holds publicly traded equity securities in World Peace Industrial Co. Ltd. (“WPI”), an Asian distributor of electronics headquartered in Taipei, Taiwan; and Eurodis Electron PLC (“Eurodis”), a European distributor of electronic components headquartered in London, England, for strategic purposes. As a matter of policy, management continually monitors the change in value of its investments and regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds equity market value, the duration of the equity market value decline, the financial condition of and prospects of the issuer, and the Company’s specific investment intent. In determining whether or not impairment exists, the Company evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate. Impairment of investment securities would result in a non-cash, pre-tax charge to “Other (Income) Expense” in the accompanying Condensed Consolidated Statement of Operations if an equity market value decline below cost is deemed other than temporary.

As of September 30, 2002, the equity market value of the Company’s investment in Eurodis had decreased $7.0 million, net of tax, below the Company’s cost in the investment. Management has determined that this decline is not other than temporary and, as such, changes in market value have been included in “Accumulated other comprehensive loss” in the Shareholders’ Equity section of the accompanying Unaudited Condensed Consolidated Balance Sheet.

For the six months ended September 30, 2001, the Company expensed an $0.8 million investment in a privately-held Internet based start-up company which ceased business operations. This write-off was recorded in “Other (Income) Expense” in the accompanying Unaudited Condensed Consolidated Statement of Operations.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods, as necessary. The remaining provisions of SFAS No. 145 are effective for transactions and reporting subsequent to May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item.

The Company is in the process of analyzing the new pronouncements and their effects on the Company’s financial position or results of operations.

6. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2002	2001	2002	2001

Net Income (Loss)	$642	$(4,699)	$(33,323)	$(3,003)

Other Comprehensive Income (Loss)

Cumulative effect of a change in Accounting for Derivatives and Hedging	—	—	—	(218)

Reclassification of hedging activity into earnings	—	187	—	248

Current Period Cash Flow Hedging Activity	—	(612)	—	(672)

Unrealized Loss on Investments	(3,908)	(6,733)	(7,087)	(15,547)

Foreign Currency Translation Adjustment	(659)	(639)	2,124	(988)

Total Other Comprehensive Loss	(4,567)	(7,797)	(4,963)	(17,177)

Comprehensive Loss	$(3,925)	$(12,496)	$(38,286)	$(20,180)

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

8. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

In March 1998 and April 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued a total of $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debenture”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued and the applicable Pioneer-Standard Trust document, provides a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities.

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

         The computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Weighted average number of shares

Basic	27,291	27,048	27,260	26,982

Common shares issuable upon conversion of Trust Preferred Securities	—	—	—	—

Common equivalent shares	463	—	—	—

Diluted	27,754	27,048	27,260	26,982

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	September 30		September 30

Net income (loss) on which basic earnings per share is calculated:	$642	$(4,699)	$(33,323)	$(3,003)

Distributions on Trust Preferred Securities	—	—	—	—

Net income (loss) on which diluted earnings per share is calculated:	$642	$(4,699)	$(33,323)	$(3,003)

Earnings (loss) per share

Basic	$.02	$(.17)	$(1.22)	$(.11)

Diluted	$.02	$(.17)	$(1.22)	$(.11)

Not included in the computation of diluted earnings per share for the three months ended September 30, 2002 and 2001 was 9,122,222 common shares for both periods issuable upon conversion of Trust Preferred Securities, and 3,483,432 and 3,870,608 stock options, respectively, that could potentially dilute basic earnings per share in the future. For the six months ended September 30, 2002 and 2001 the computation of diluted earnings per share excluded 9,122,222 and 9,122,977 common shares, respectively, issuable upon conversion of Trust Preferred Securities, and 4,227,184 and 3,870,608 stock options, respectively, that could potentially dilute basic earnings per share in the future. These were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

10. BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two operating segments, the distribution of electronic components and the distribution of mid-range computer products, which are managed separately based on product and market differences. The Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products. The Computer Systems Division is a leading distributor and reseller of mid-range computer products, computer systems, software and services. The Company’s third reportable segment, Corporate and Other, primarily includes investments in affiliates, fixed and selected other assets, related depreciation, intangible amortization and goodwill amortization in 2001, certain corporate management costs, special charges, the Company’s wholly owned subsidiary established for an Asset Securitization and, the net assets and results of operations of Aprisa, the Company’s software business. The segment presentation reflects how management allocates resources, measures performance and views the overall business.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2002	2001	2002	2001

Net Sales

Industrial Electronics	$218,194	$285,153	$440,761	$554,333

Computer Systems	260,663	303,964	533,854	630,178

Total Net Sales	$478,857	$589,117	$974,615	$1,184,511

Operating Income (Loss)

Industrial Electronics	$5,498	$3,507	$10,172	$9,294

Computer Systems	7,830	4,565	16,122	16,112

Corporate & Other	(6,574)	(6,104)	(12,950)	(12,158)

Operating Income	$6,754	$1,968	$13,344	$13,248

Reconciliation to Income (Loss) Before Income Taxes

Other (income) expense	3	1,378	(674)	298

Interest expense	4,137	5,992	8,302	13,292

Income (Loss) Before Income Taxes	$2,614	$(5,402)	$5,716	$(342)

	September 30	March 31
	2002	2002

Identifiable Assets

Industrial Electronics	$360,747	$372,621

Computer Systems	413,933	448,783

Corporate & Other	92,805	95,533

Total Assets	$867,485	$916,937

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

Following is certain financial data for the three-month period ended September 30, 2002 as compared with the same period in Fiscal 2002, by segment where available.

	Three Months Ended September 30

(Dollars in Thousands)	2002		2001

Net Sales

Industrial Electronics	$218,194	45.6%	$285,153	48.4%

Computer Systems	260,663	54.4%	303,964	51.6%

Consolidated Net Sales	$478,857	100.0%	$589,117	100.0%

Cost of Goods Sold	406,143	84.8%	508,524	86.3%

Gross Margin	72,714	15.2%	80,593	13.7%

Operating Costs	65,960	13.8%	78,625	13.4%

Operating Income	$6,754	1.4%	$1,968	0.3%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Three Months Ended September 30

(Dollars in Thousands)	2002		2001

Industrial Electronics	$5,498	2.5%	$3,507	1.2%

Computer Systems	7,830	3.0%	4,565	1.5%

Corporate and Other	(6,574)	(1.4)%	(6,104)	(1.0)%

Consolidated Operating Income	$6,754	1.4%	$1,968	0.3%

Net Sales. Consolidated Net Sales for the three-month period ended September 30, 2002 decreased $110.3 million or 19% from consolidated net sales in the prior three-month period ended September 30, 2001. The Industrial Electronics Division (“IED”) accounted for $218.2 million in sales for the quarter, a 24% decrease from the same quarter in the prior year. Pressures on average selling prices continued to offset the increased unit volumes and continued to be a major contributing factor to the sales decline. In addition, a shift in sales mix to lower volume, higher margin products also added to the sales decline. Although the Company is still encouraged by the indicators of improving demand in the electronic components market demonstrated by sequential increases in unit volumes and improving average selling prices, management is anticipating the continuation of a difficult environment with continued pricing pressures and is forecasting a sales decrease in the third quarter.

The Computer Systems Division (“CSD”) represented 54% of consolidated sales. Sales of $260.7 million decreased 14% compared with the second quarter of the prior fiscal year. The decline in sales is attributable to the slowdown in information technology (“IT”) spending where demand is low and pricing is competitive. Management is anticipating sales to increase sequentially due to seasonal demand but remain lower than the prior year as a result of the deferment of capital spending decisions due to the difficult economy. In late October 2002, the Company expanded its relationship with a significant supplier. The effects from this expanded relationship are expected to improve results in the long-term.

Gross Margin. Consolidated gross margin was 15.2% at September 30, 2002 as compared with 13.7% at September 30, 2001. Gross margin was significantly better than last year, primarily the result of the change in product sales mix. The Company continues to experience pricing pressure and, as such, gross margin for the upcoming quarter is expected to be closer to 14%.

Operating Costs. Warehouse, selling and administrative expenses of $66.0 million decreased $12.7 million, or 16%, from the prior year second quarter. The dollar decrease for the quarter compared with the same period in the prior year resulted from the elimination of goodwill amortization under Statement of Financial Accounting Standards (“SFAS”) No. 142 combined with lower compensation and benefit costs due to personnel reductions, lower incentives commensurate with current financial performance and lower bad debt expense in the current year quarter. Bad debt expense in the second quarter of Fiscal 2002 included approximately $4.0 million for the recognition of two substantial customer write-offs. In addition to the above expense reductions, the effects of the restructuring announced in the fourth quarter of Fiscal 2002 and the initiatives to reduce discretionary spending contributed to the decline in operating expenses.

Corporate and Other. The operating loss in the Corporate and Other segment increased to $6.6 million, which is an increase of $0.5 million or 8% over the same period in the prior fiscal year. This increase can be primarily attributed to the operating loss for Aprisa, which was not acquired until the third quarter of Fiscal 2002. This loss was significantly offset by reductions in professional and outside services expense due to reduced spending and the elimination of goodwill amortization.

Six Months Ended September 30, 2002 Compared with the Six Months Ended September 30, 2001

Following is certain financial data for the six-month period ended September 30, 2002 as compared with the same period in Fiscal 2002, by segment where available.

	Six Months Ended September 30

(Dollars in Thousands)	2002		2001

Net Sales

Industrial Electronics	$440,761	45.2%	$554,333	46.8%

Computer Systems	533,854	54.8%	630,178	53.2%

Consolidated Net Sales	$974,615	100.0%	$1,184,511	100.0%

Cost of Goods Sold	829,899	85.2%	1,018,339	86.0%

Gross Margin	144,716	14.8%	166,172	14.0%

Operating Costs	131,372	13.5%	152,924	12.9%

Operating Income	$13,344	1.4%	$13,248	1.1%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Six Months Ended September 30

(Dollars in Thousands)	2002		2001

Industrial Electronics	$10,172	2.3%	$9,294	1.7%

Computer Systems	16,122	3.0%	16,112	2.6%

Corporate and Other	(12,950)	(1.3)%	(12,158)	(1.0)%

Consolidated Operating Income	$13,344	1.4%	$13,248	1.1%

Net Sales. Consolidated Net Sales for the six-month period ended September 30, 2002 decreased $209.9 million or 18% from consolidated net sales in the prior six-month period ended September 30, 2001 as a result of shifts in product sales mix and volume declines in the markets served by the Company. IED accounted for $440.8 million in sales for the six-month period, a 20% decrease from the same period in the prior year as a result of pricing pressures, a decline in demand attributable to the deepest downturn ever experienced in the electronic component industry and a revised approach to our microprocessor business that reduced volumes but provided a more profitable product mix.

CSD represented 55% of consolidated sales with divisional sales of $533.9 million; a 15% decrease compared with the six-month period of the prior fiscal year. The decline in sales is attributable to the slowdown in IT spending combined with price reductions and promotions offered by manufacturers. Customers are deferring additional capital investments because of the uncertain economy and are taking longer to evaluate purchasing decisions.

Gross Margin. Consolidated gross margin was 14.8% at September 30, 2002 as compared with 14.0% at September 30, 2001 primarily due to a more profitable product mix.

Operating Costs. Warehouse, selling and administrative expenses of $131.4 million decreased $21.6 million, or 14%, from the six months ended September 30, 2001. The dollar decrease for the first six months of Fiscal 2003 compared with the same period in the prior year can be attributed to an overall reduction in spending, combined with the effect of the elimination of goodwill amortization.

Corporate and Other. The operating loss for the six months ended September 30, 2002 in the Corporate and Other segment increased to $13.0 million which is $0.8 million or 7% higher than the same period in the prior fiscal year. This increase can be primarily attributed to the Aprisa operating losses, offset by reductions in professional and outside services expense due to reduced spending and the elimination of goodwill amortization.

Other Income and Expense

The components of Other (Income) Expense are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2002	2001	2002	2001

Other (Income) Expense	$3	$1,378	$(674)	$298

Interest Expense	$4,137	$5,992	$8,302	$13,292

Other expense for the three months ended September 30, 2002 was comprised of a nominal currency loss, while other expense for the three months ended September 30, 2001 primarily consisted of a $0.7 million write-off of an investment combined with currency losses.

Other income for the six months ended at September 30, 2002 consisted primarily of currency gains, while other expense for the six months ended September 30, 2001 consisted of an investment write-off of $0.8 million, partially offset by foreign currency exchange gains and equity and dividend income.

Interest expense decreased for both the three- and six-month periods ended September 30, 2002 as compared with the same periods in the prior year by $1.9 million and $5.0 million, respectively. These decreases resulted from lower outstanding debt levels attributable to a decrease in working capital needs along with the decrease in market interest rates.

Income Taxes

The Company’s effective tax rate for the six months ended September 30, 2002 was 22% compared with 39% in Fiscal 2002. This reduction reflects the impact of revised forecasted results for Fiscal 2003 combined with adjustments to foreign tax rates and other anticipated adjustments to net deferred tax assets. The percentage change, although large, does not represent a significant impact on net income due to the low levels of taxable income for Fiscal 2003.

Cumulative Effect of a Change in Accounting Principle — Goodwill

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Effective April 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement.

Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002 using a two-step process and engaged an outside valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill in two reporting units. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared to its carrying value in order to determine the amount by which the carrying amount exceeded the fair value.

As a result of the valuation process, the Company recorded an impairment charge of $34.8 million, net of tax, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended September 30, 2002. As reflected in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the first half of Fiscal 2003, the charge resulting from the cumulative effect of a change in accounting principle did not impact cash flow.

Liquidity and Capital Resources

For the six-month period ended September 30, 2002, net cash provided by operating activities totaled $74.7 million, as compared with $114.2 million for the same period in the prior year. At September 30, 2002, $65.6 million of cash provided by operating activities related to working capital changes. Current assets increased by $4.7 million and current liabilities increased by $18.2 million during the six-month period ended September 30, 2002, resulting in a decrease of $13.5 million in working capital from March 31, 2002. The current ratio was 2.5:1 at September 30, 2002 compared with 2.7:1 at March 31, 2002. The working capital decrease was primarily related to an increase in accounts payable associated with the mix and timing of payables partially offset by decreased accounts receivable and inventory levels. Cash provided by operations of $114.2 million for the six-month period ended September 30, 2001 related primarily to reductions in accounts receivable as a result of reduced sales combined with a decrease in inventory as a result of management’s efforts to reduce the high levels of inventory on hand.

Net cash provided by investing activities was $0.2 million for the six months ended September 30, 2002, compared with $6.6 million used for investing activities for the six months ended September 30, 2001. For the first half of Fiscal 2003, $1.4 million of cash was provided by the sale of assets, which was substantially offset by the cash used for capital expenditures. During the same quarter in the prior year, the Company invested $4.2 million in capital expenditures and $2.4 million in Aprisa, a start-up software corporation, of which it subsequently acquired in the third quarter of Fiscal 2002.

The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. As of September 30, 2002 the value of the Company’s investment in Eurodis had decreased $7.0 million, net of tax, below the Company’s cost in the investment. Based on the Company’s evaluation of available information, such as published financial reports and market research, its analysis of cyclical trends within the industry segment and the Company’s specific investment intent, management has determined that the equity market value decline is not other than temporary and, as such, changes in market value have been included in “Accumulated other comprehensive loss” in the equity section of the accompanying Unaudited Condensed Consolidated Balance Sheets.

Net cash used for financing activities was $29.5 million, compared with $103.7 million for the same six-month period in the prior year. The change primarily represents the repayment of borrowings under the Company’s revolving line of credit with cash generated from working capital and lower working capital needs.

During Fiscal 2001, the Company entered into a Revolving Credit Agreement (the “Revolver”), with a group of commercial banks, which expires in September 2004. This agreement provides the Company with the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. The Revolver can be extended for a one-year period and increased by $50 million with the consent of the bank group.

In October 2001, the Company completed a three-year Accounts Receivable Securitization financing (the “Asset Securitization”) that provides for borrowings up to $150 million, limited to certain borrowing base calculations, and is secured by certain trade accounts receivable. Under the terms of the agreement, the Company transfers receivables to a wholly owned consolidated subsidiary that in turn utilizes the receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. This subsidiary has been classified as Corporate and Other for segment presentation purposes. The yield on the commercial paper is considered a financing cost and included in “Interest Expense” in the accompanying Unaudited Condensed Consolidated Statements of Operations. With the completion of the Asset Securitization and subsequent amendments to the Revolver the Company was provided with the ability to increase its Asset Securitization agreement to $200 million in the future.

As of September 30, 2002 the Company has no borrowings outstanding on its Revolver or Asset Securitization (the “Facilities”). The Facilities’ borrowings are limited by borrowing base calculations and compliance with stated financial and non-financial covenants. There are no unfavorable credit rating triggers in any of the Company’s financing agreements.

The Company is exposed to interest rate risk primarily from the Revolver’s various floating-rate pricing mechanisms and the Asset Securitization’s variable short-term market interest rates. The interest rate exposure is managed by an interest rate swap used to fix the interest on a portion of the Revolver debt and borrowing mainly from the Asset Securitization with its lower market rates. In October 2002, the Company terminated its interest rate swap.

During the first half of Fiscal 2003, total interest-bearing debt decreased by $29 million. The lower borrowing level can be primarily attributed to lower working capital needs. The ratio of debt to capital was 25% at September 30, 2002 compared with 38% one year ago. The Company fully anticipates that borrowings on the Facilities will increase when the electronic components market recovers and working capital needs increase.

In addition to the Facilities, the Company has $150 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006 and $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities. In March and April 1998, the Company’s wholly owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued a total of $143.7 million of 6.75% mandatorily redeemable convertible trust preferred equity securities (the “Trust Preferred Securities”). The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust Preferred Securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. As of April 1, 2002, the Trust Preferred Securities were redeemable, at the option of the Company, for a redemption price of 104.05% of par reduced annually by .675% to a minimum $50 per Trust Preferred Security. The Company does not currently anticipate redeeming these Trust Preferred Securities.

Management estimates that capital expenditures for Fiscal 2003 will approximate $5.0 million. The Company anticipates that funds from current operations, existing financing arrangements and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the forseeable future.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods, as necessary. The remaining provisions of SFAS No. 145 are effective for transactions and reporting subsequent to May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Company management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 30, 2002 (the “Annual Meeting”), the shareholders voted to elect James L. Bayman and Thomas A. Commes each to an additional three-year term as a Director of the Company. Howard V. Knicely was also elected to a three-year term as a Director of the Company. Following is a summary of the voting:

Votes	James L. Bayman	Thomas A. Commes	Howard V. Knicely

For	24,144,482	27,938,953	27,844,075

Abstaining	5,902,526	2,108,055	2,202,933

The term of office of the following Directors of the Company continued after the Annual Meeting: Charles F. Christ, Keith M. Kolerus, Robert A. Lauer, Robert G. McCreary, III, Arthur Rhein and Thomas C. Sullivan.

At the Annual Meeting, shareholders voted to amend the 2000 Stock Option Plan for Outside Directors to increase the number of Common Shares subject to the plan by 105,000 Common Shares, from 105,000 Common Shares to 210,000 Common Shares. The following is a summary of the voting:

Votes

For	22,186,947

Against	7,166,390

Abstaining	693,669

Also at the Annual Meeting, shareholders voted to transact such other business as may properly come before the Annual Meeting or any adjournments thereof. The following is a summary of the voting:

Votes

For	30,046,583

Abstaining	425

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date: November 12, 2002	/s/ Arthur Rhein

Arthur Rhein President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	/s/ Steven M. Billick

Steven M. Billick Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Arthur Rhein, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pioneer-Standard Electronics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Arthur Rhein

Arthur Rhein President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Steven M. Billick, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pioneer-Standard Electronics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Steven M. Billick

Steven M. Billick Executive Vice President and Chief Financial Officer