Form 10-Q
period 2002-12-31
PIONEER STANDARD ELECTRONICS INC
filed 2003-02-07
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________.

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

Yes   X   No       .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of February 1, 2003: 31,978,863. (Includes 3,965,740 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended December 31, 2002 and 2001

Condensed Consolidated Balance Sheets - December 31, 2002 (Unaudited) and March 31, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended December 31, 2002 and 2001

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

Signatures

Certification of the Chief Executive Officer

Certification of the Chief Financial Officer

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	December 31		December 31

(Dollars In Thousands, Except Share and Per Share Data)	2002	2001	2002	2001

Net Sales	$567,662	$633,709	$1,542,277	$1,818,220
Cost of Goods Sold	491,019	551,983	1,320,918	1,570,322

Gross Margin	76,643	81,726	221,359	247,898
Warehouse, Selling and Administrative Expenses	68,009	71,139	199,381	224,063

Operating Income	8,634	10,587	21,978	23,835
Other (Income) Expense
Other (Income) Expense	(743)	2	(1,417)	300
Interest Expense	4,878	4,643	13,180	17,935

Income Before Income Taxes	4,499	5,942	10,215	5,600
Provision for Income Taxes	990	2,317	2,248	2,184
Minority Interest	(277)	(88)	(1,073)	(253)
Distributions on Mandatorily
Redeemable Convertible Trust
Preferred Securities, net of tax	1,891	1,480	5,673	4,439

Income (Loss) Before Cumulative Effect of a
Change in Accounting Principle	$1,895	$2,233	$3,367	$(770)
Cumulative Effect of a Change in Accounting
Principle, net of $1.9 million tax benefit	—	—	(34,795)	—

Net Income (Loss)	$1,895	$2,233	$(31,428)	$(770)

Per Share Data:
Income (Loss) Before Cumulative Effect of a
Change in Accounting Principle — basic	$.07	$.08	$.12	$(.03)
Cumulative Effect of a Change in
Accounting Principle	—	—	(1.27)	—

Net Income (Loss) — basic	$.07	$.08	$(1.15)	$(.03)

Income (Loss) Before Cumulative Effect of a
Change in Accounting Principle — diluted	$.07	$.08	$.12	$(.03)
Cumulative Effect of a Change in
Accounting Principle	—	—	(1.26)	—

Net Income (Loss) — diluted	$.07	$.08	$(1.14)	$(.03)

Dividends Per Share	$.03	$.03	$.09	$.09
Weighted Average Shares Outstanding:
Basic	27,291,484	27,089,311	27,270,774	27,018,322
Diluted	27,719,077	27,526,510	27,698,764	27,018,322

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2002 are unaudited)

	December 31	March 31
(Dollars In Thousands, Except Share Data)	2002	2002

ASSETS
Current Assets
Cash and cash equivalents	$70,274	$23,452
Accounts receivable, net	369,661	315,292
Inventories, net	220,232	267,160
Deferred income taxes	15,039	16,493
Prepaid expenses	1,651	1,870

Total current assets	676,857	624,267
Goodwill & intangible assets, net	118,993	155,564
Investments in affiliated companies	32,406	45,670
Other assets	14,531	10,831
Property and equipment, net	71,827	80,605

Total Assets	$914,614	$916,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$270,988	$201,116
Accrued salaries, wages, commissions and benefits	12,440	9,489
Other accrued liabilities	19,532	19,809
Current maturities of long-term debt	18	59

Total current liabilities	302,978	230,473
Long-Term Debt	150,032	179,000
Deferred Income Taxes	11,106	17,812
Other Long-Term Liabilities	4,151	5,280
Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,675
Shareholders’ Equity
Common stock, at $0.30 stated value; 31,906,301 and
31,781,671 shares outstanding, including 3,965,740
subscribed-for shares, in December and March, respectively	9,490	9,452
Capital in excess of stated value	115,528	133,932
Retained earnings	225,936	259,876
Unearned employee benefits	(36,405)	(56,115)
Unearned compensation on restricted stock	(1,921)	(3,289)
Accumulated other comprehensive loss	(9,956)	(3,159)

Total Shareholders’ Equity	302,672	340,697

Total Liabilities and Shareholders’ Equity	$914,614	$916,937

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended
	December 31

(Dollars in Thousands)	2002	2001

Operating Activities:
Net loss	$(31,428)	$(770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	34,795	—
Write-off of investment in affiliate	—	750
Depreciation	8,892	10,107
Amortization	8,509	11,557
Deferred income taxes	(4,605)	(2,896)
Other non-cash items	130	664
Changes in working capital, excluding effect of acquisitions
(Increase) decrease in accounts receivable	(53,348)	26,377
Decrease in inventory	47,343	81,730
Increase in accounts payable	69,674	57,850
Increase (decrease) in accrued salaries and wages	2,937	(2,425)
Increase in other accrued liabilities	1,749	269
Other working capital changes	(621)	(60)
Other	(654)	965

Total adjustments	114,801	184,888

Net cash provided by operating activities	83,373	184,118
Investing Activities:
Additions to property and equipment	(8,265)	(5,856)
Proceeds from sale of assets	1,389	—
Acquisitions of businesses	—	(4,029)

Net cash used for investing activities	(6,876)	(9,885)
Financing Activities:
Revolving credit borrowings	7,780	661,940
Revolving credit payments	(7,780)	(888,270)
Accounts receivable securitization financing borrowings	17,600	173,290
Accounts receivable securitization financing payments	(46,600)	(144,000)
Dividends paid	(2,512)	(2,489)
Other	1,148	30

Net cash used for financing activities	(30,364)	(199,499)
Effect of Exchange Rate Changes on Cash	689	(77)

Net Change in Cash	46,822	(25,343)
Cash at Beginning of Period	23,452	41,812

Cash at End of Period	$70,274	$16,469

Non-Cash Transactions:
Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the nine-month periods ended December 31, 2002 and 2001, depreciated $9.2 million and $7.6 million, respectively

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the three- and nine-month periods ended December 31, 2002 and 2001 have been included.

Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, which include critical accounting policies and estimates, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Reclassifications: Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements and the Notes thereto have been reclassified to conform with the current period’s presentation.

2. RESTRUCTURING CHARGE

During the fourth quarter of Fiscal 2002, the Company recognized a restructuring charge of approximately $3.8 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 100 personnel. During the first quarter of Fiscal 2003, the Company increased the reserve for severance and related benefits for eight additional employees. Severance and related benefits were paid out to 104 personnel during the nine months ended December 31, 2002. The changes to the Company’s restructuring accrual since March 31, 2002 are as follows:

(Dollars in thousands)	Severance	Exit Costs	Total

Balance at March 31, 2002	$1,887	$1,909	$3,796
Provision	333	—	333
Payments	(1,687)	(564)	(2,251)
Reversals	(205)	(201)	(406)

Balance at December 31, 2002	$328	$1,144	$1,472

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

	Three Months Ended		Nine months Ended
	December 31		December 31

(Dollars in thousands, except per share amounts)	2002	2001	2002	2001

Net income (loss), as reported	$1,895	$2,233	$(31,428)	$(770)
Add: Goodwill amortization, net of tax	—	702	—	2,106

Adjusted net income (loss)	$1,895	$2,935	$(31,428)	$1,336

Net income (loss) per share, as reported — basic	$.07	$.08	$(1.15)	$(.03)
Add: Goodwill amortization, net of tax	—	.03	—	.08

Adjusted net income (loss) per share — basic	$.07	$.11	$(1.15)	$.05

Net income (loss) per share, as reported — diluted	$.07	$.08	$(1.14)	$(.03)
Add: Goodwill amortization, net of tax	—	.03	—	.08

Adjusted net income (loss) per share — diluted	$.07	$.11	$(1.14)	$.05

Net other intangible assets, which are subject to amortization and are comprised of technology and other intangibles, totaled $1.5 million and $1.4 million at December 31, 2002 and March 31, 2002, respectively. Accumulated amortization on these assets was $0.4 million and $0.1 million at December 31, 2002 and March 31, 2002, respectively.

Amortization expense for the three and nine months ended December 31, 2002 was $0.1 million and $0.3 million, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $0.4 million in 2003, 2004, 2005 and 2006, and $0.3 million in 2007.

Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an independent valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the

nine months ended December 31, 2002. The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented.

	Industrial	Computer
(Dollars in thousands)	Electronics	Systems	Corporate	Total

Carrying value at March 31, 2002	$25,646	$117,461	$11,043	$154,150
Impairment of goodwill	(25,646)	—	(11,043)	(36,689)
Foreign Currency Translation	—	10	—	10

Carrying value at December 31, 2002	$—	$117,471	$—	$117,471

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

As of December 31, 2002, the equity market value of the Company’s publicly held foreign investments had decreased $8.3 million, net of tax, below the Company’s cost in the investments. Management has determined that this decline is not other than temporary and, as such, changes in market value have been included in “Accumulated other comprehensive loss” in the Shareholders’ Equity section of the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and increased disclosure requirements are effective for the fiscal year ended March 31, 2003.

The Company is in the process of analyzing the new pronouncements and their effects, if any, on the Company’s financial position and results of operations.

6. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended		Nine months Ended
	December 31		December 31

(Dollars in Thousands)	2002	2001	2002	2001

Net Income (Loss)	$1,895	$2,233	$(31,428)	$(770)
Other Comprehensive Income (Loss)
Cumulative effect of a change in Accounting for
Derivatives and Hedging	—	—	—	(218)
Reclassification of hedging activity into earnings	—	859	—	1,107
Current Period Cash Flow Hedging Activity	—	(217)	—	(889)
Unrealized Gain (Loss) on Investments	(2,150)	7,932	(9,237)	(7,615)
Foreign Currency Translation Adjustment	316	(144)	2,440	(1,132)

Total Other Comprehensive Income (Loss)	(1,834)	8,430	(6,797)	(8,747)

Comprehensive Income (Loss)	$61	$10,663	$(38,225)	$(9,517)

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

8. REVOLVING CREDIT AGREEMENT

During the first nine months of Fiscal 2003, the Company had a Revolving Credit Agreement (the “Revolver”), with a group of commercial banks, which provided the Company with the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. This agreement was scheduled to expire in September 2004. On December 20, 2002, in connection with the pending sale of the Industrial Electronics Division (See Note 12), the Revolver was amended to reduce the Company’s ability to borrow to $50 million, limited to certain borrowing base calculations and accelerate the expiration date to June 2003. As of December 31, 2002, there are no borrowings outstanding on the Revolver and the Company is in compliance with its debt covenants.

Concurrent with the Revolver amendment and attributable to the accelerated due date and reduction in borrowing capacity, the Company expensed approximately $1.0 million of deferred financing fees, which are included in “Interest Expense” in the accompanying Unaudited Condensed Consolidated Statement of Operations.

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

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

10. EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended		Nine months Ended
	December 31		December 31

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Weighted average number of shares
Basic	27,291	27,089	27,271	27,018
Common shares issuable upon conversion of Trust
Preferred Securities	—	—	—	—
Common equivalent shares	428	438	428	—

Diluted	27,719	27,527	27,699	27,018

Net income (loss) on which basic earnings per share is
calculated:	$1,895	$2,233	$(31,428)	$(770)
Distributions on Trust Preferred Securities	—	—	—	—

Net income (loss) on which diluted earnings per share is
calculated:	$1,895	$2,233	$(31,428)	$(770)

Earnings (loss) per share
Basic	$.07	$.08	$(1.15)	$(.03)
Diluted	$.07	$.08	$(1.14)	$(.03)

Not included in the computation of diluted earnings per share for the three months ended December 31, 2002 and 2001 was 9,122,222 common shares for both periods issuable upon conversion of Trust Preferred Securities, and 4,035,798 and 2,978,359 stock options, respectively, that could potentially dilute basic earnings per share in the future. For the nine months ended December 31, 2002 and 2001 the computation of diluted loss per share excluded 9,122,222 and 9,123,781 common shares, respectively, issuable upon conversion of Trust Preferred Securities, and 3,462,132 and 2,978,359 stock options, respectively, that could potentially dilute basic earnings per share in the future. These were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

11. BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two operating segments, the distribution of electronic components and the reselling and distribution of enterprise computer products, which are managed separately based on product and market differences. The Industrial Electronics Division is a broad-line distributor of semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products. The Computer Systems Division is a leading distributor and reseller of mid-range computer products, computer systems, software and services. The Company’s third reportable segment, Corporate and Other, primarily includes investments in affiliates, fixed and selected other assets, related depreciation, intangible amortization and goodwill amortization in 2001, certain corporate management costs, special charges, the Company’s wholly owned subsidiary established for an Asset Securitization and, the net assets and results of operations of Aprisa, the Company’s software business. The segment presentation reflects how management allocates resources, measures performance and views the overall business.

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Specifically, the Company measures segment profit or loss based on operating profit.

	Three Months Ended		Nine months Ended
	December 31		December 31

(Dollars in Thousands)	2002	2001	2002	2001

Net Sales
Industrial Electronics	$191,224	$255,113	$631,985	$809,446
Computer Systems	376,438	378,596	910,292	1,008,774

Total Net Sales	$567,662	$633,709	$1,542,277	$1,818,220

Operating Income (Loss)
Industrial Electronics	$605	$(604)	$10,777	$8,690
Computer Systems	14,514	17,169	30,636	33,281
Corporate & Other	(6,485)	(5,978)	(19,435)	(18,136)

Operating Income	$8,634	$10,587	$21,978	$23,835

Reconciliation to Income Before
Income Taxes
Other (income) expense	(743)	2	(1,417)	300
Interest expense	4,878	4,643	13,180	17,935

Income Before Income Taxes	$4,499	$5,942	$10,215	$5,600

	December 31	March 31
	2002	2002

Identifiable Assets
Industrial Electronics	$313,498	$372,621
Computer Systems	500,781	448,783
Corporate & Other	100,335	95,533

Total Assets	$914,614	$916,937

12. SUBSEQUENT EVENT

In January 2003, the Company entered into a definitive agreement to sell substantially all of the assets of its Industrial Electronics Division to Arrow Electronics, Inc. The purchase price, approximately $285 million in cash is subject to various adjustments, including an audit of the assets acquired and liabilities assumed. The Company expects to incur a pre-tax gain of approximately $50 million in connection with the sale, which will be offset with charges for discontinued operations and restructuring that will likely approach $40 to $50 million. The sale, which is subject to customary closing conditions, including obtaining necessary government approvals, is expected to close during the fourth quarter of Fiscal 2003. Sales of this business, for the nine months ended December 31, 2002, were approximately $632 million.

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended December 31, 2002 Compared with the Three Months Ended December 31, 2001

Following is certain financial data for the three-month period ended December 31, 2002 as compared with the same period in Fiscal 2002, by segment where available.

	Three Months Ended December 31

(Dollars in Thousands)	2002		2001

Net Sales
Industrial Electronics	$191,224	33.7%	$255,113	40.3%
Computer Systems	376,438	66.3%	378,596	59.7%

Consolidated Net Sales	$567,662	100.0%	$633,709	100.0%
Cost of Goods Sold	491,019	86.5%	551,983	87.1%

Gross Margin	76,643	13.5%	81,726	12.9%
Operating Costs	68,009	12.0%	71,139	11.2%

Operating Income	$8,634	1.5%	$10,587	1.7%

The following table identifies the Company’s Operating Income and Operating Income margins by segment:

	Three Months Ended December 31

(Dollars in Thousands)	2002		2001

Industrial Electronics	$605	0.3%	$(604)	(0.2)%
Computer Systems	14,514	3.9%	17,169	4.5%
Corporate and Other	(6,485)	(1.1)%	(5,978)	(0.9)%

Consolidated Operating Income	$8,634	1.5%	$10,587	1.7%

Net Sales. Consolidated Net Sales for the three-month period ended December 31, 2002 decreased $66.0 million or 10% from consolidated net sales in the prior three-month period ended December 31, 2001. The Industrial Electronics Division (“IED”) accounted for $191.2 million in sales for the quarter, a 25% decrease from the same quarter in the prior year. Although sequentially unit volumes and average selling prices are both down, year-over-year pressures on average selling prices continued to offset increased unit volumes and were the major contributing factor to the sales decline. The division also experienced a shift in sales mix to lower volume, higher margin products, which added to the sales decline.

Subsequent to December 31, 2002, the Company announced that it had entered into a definitive agreement to sell substantially all of the assets of IED to Arrow Electronics, Inc. The purchase price, approximately $285 million in cash is subject to various adjustments, including an audit of the assets acquired and liabilities assumed. The sale, which is subject to customary closing conditions, including obtaining necessary government approvals, is expected to close during the fourth quarter of Fiscal 2003.

The Computer Systems Division (“CSD”) represented 66% of consolidated sales. Sales of $376.4 million were comparable with the prior year quarter. Sales continue to be impacted by soft demand and competitive pricing. Overall information technology (“IT”) infrastructure spending is lower in Fiscal

2003 than in the prior year, yet increased demand in storage and software products accounted for CSD’s ability to maintain sales levels compared with the prior year.

CSD sales increased 44% from the quarter ended September 30, 2002 due primarily to the normal seasonal trend in IT spending. In the fourth quarter, management is anticipating sales to seasonally decline, which is typical for the mid-range computer markets served by the Computer Systems Division.

Gross Margin. Consolidated gross margin was 13.5% at December 31, 2002 as compared with 12.9% at December 31, 2001. Gross margin increased from last year, primarily as a result of the change in product sales mix at IED. CSD margins were comparable between years. Management anticipates the consolidated gross margin to remain comparable in the fourth quarter.

Operating Costs. Warehouse, selling and administrative expenses of $68.0 million decreased $3.1 million, or 4%, from the prior year third quarter. The decrease for the quarter compared with the same period in the prior year resulted from the elimination of goodwill amortization under Statement of Financial Accounting Standards (“SFAS”) No. 142 combined with lower bad debt expense in the current year quarter. Bad debt expense in the third quarter of Fiscal 2002 included approximately $1.5 million for an additional reserve requirement for a customer that filed for Chapter 11 bankruptcy protection in December 2001. In addition to the above expense reductions, the effects of the restructuring announced in the fourth quarter of Fiscal 2002 and the initiatives to reduce discretionary spending contributed to the decline in operating expenses.

Operating Loss -Corporate and Other Segment. The operating loss in the Corporate and Other segment was $6.5 million, an increase of $0.5 million or 8% over the same period in the prior fiscal year. This increase can be primarily attributed to the operating loss for Aprisa, which was not acquired until the end of the third quarter of Fiscal 2002. This loss was offset by the favorable impact of the elimination of goodwill amortization as noted above.

Nine months Ended December 31, 2002 Compared with the Nine months Ended December 31, 2001

Following is certain financial data for the nine-month period ended December 31, 2002 as compared with the same period in Fiscal 2002, by segment where available.

	Nine months Ended December 31

(Dollars in Thousands)	2002		2001

Net Sales
Industrial Electronics	$631,985	41.0%	$809,446	44.5%
Computer Systems	910,292	59.0%	1,008,774	55.5%

Consolidated Net Sales	$1,542,277	100.0%	$1,818,220	100.0%
Cost of Goods Sold	1,320,918	85.6%	1,570,322	86.4%

Gross Margin	221,359	14.4%	247,898	13.6%
Operating Costs	199,381	12.9%	224,063	12.3%

Operating Income	$21,978	1.4%	$23,835	1.3%

     The following table identifies the Company’s Operating Income and operating margins by segment:

	Nine months Ended December 31

(Dollars in Thousands)	2002		2001

Industrial Electronics	$10,777	1.7%	$8,690	1.1%
Computer Systems	30,636	3.4%	33,281	3.3%
Corporate and Other	(19,435)	(1.3)%	(18,136)	(1.0)%

Consolidated Operating Income	$21,978	1.4%	$23,835	1.3%

Net Sales. Consolidated Net Sales for the nine-month period ended December 31, 2002 decreased $275.9 million or 15% from consolidated net sales in the prior nine-month period ended December 31, 2001 as a result of shifts in product sales mix and volume declines in the markets served by the Company. IED accounted for $632.0 million in sales for the nine-month period, a 22% decrease from the same period in the prior year as a result of pricing pressures, a decline in demand attributable to the deepest downturn ever experienced in the electronic component industry and a revised approach to the microprocessor business that reduced volumes but provided a more profitable product mix.

CSD represented 59% of consolidated sales with divisional sales of $910.3 million; a 10% decrease compared with the nine-month period of the prior fiscal year. The overall decline in sales is attributable to the combination of the slowdown in IT spending and pricing pressures. Although the strong seasonal third quarter sales minimized the year-to-date decline, overall year-to-date sales have still been impacted by customers taking longer to evaluate purchasing decisions and deferring additional capital investments because of the uncertain economy.

Gross Margin. Consolidated gross margin was 14.4% at December 31, 2002 as compared with 13.6% at December 31, 2001 primarily due to a more profitable product mix.

Operating Costs. Warehouse, selling and administrative expenses of $199.4 million decreased $24.7 million, or 11%, from the nine months ended December 31, 2001. This decline can be attributed to lower bad debt expense in the current year, benefits achieved from the March 2002 restructuring and an overall reduction in spending, combined with the effect of the elimination of goodwill amortization.

Operating Loss-Corporate and Other Segment. The operating loss for the nine months ended December 31, 2002 in the Corporate and Other segment increased to $19.4 million, which is $1.3 million or 7% higher than the same period in the prior fiscal year. This increase can be primarily attributed to the Aprisa operating losses, offset by reductions in professional and outside services expense due to reduced spending and the elimination of goodwill amortization as previously noted.

Other Income and Expense

The components of Other (Income) Expense are as follows:

	Three Months Ended		Nine months Ended
	December 31		December 31

(Dollars in Thousands)	2002	2001	2002	2001

Other (Income) Expense	$(743)	$2	$(1,417)	$300
Interest Expense	$4,878	$4,643	$13,180	$17,935

Other income for the three months ended December 31, 2002 was comprised of $0.5 million of dividend income earned from the Company’s investment in affiliates combined with currency gains. Other expense for the three months ended December 31, 2001 primarily consisted of a charge of $1.0 million recognized when the Company reclassified $1.0 million from the “Accumulated other comprehensive income (loss)” section of equity into earnings to realize the deferred loss from a previously effective interest rate hedge, which became ineffective during Fiscal 2002. This charge was completely offset by income from the Company’s equity investment combined with currency gains and dividend income.

Other income for the nine months ended December 31, 2002 consisted of $0.7 million of currency gains combined with equity and dividend income, while other expense for the nine months ended December 31, 2001 consisted of an investment write-off of $0.8 million combined with the $1.0 million charge for the ineffectiveness of the Company’s interest rate swap, significantly offset by foreign currency exchange gains and equity and dividend income.

Interest expense of $4.9 million for the three-month period ended December 31, 2002 increased compared with the same period in the prior year due to the recognition of additional expense in the current quarter for previously capitalized financing fees associated with the Company’s Revolving Credit Agreement. Interest expense for the nine-month period ended December 31, 2002 decreased $4.8 million compared with last year due to lower outstanding debt levels attributable to decreases in working capital needs and market interest rates.

Income Taxes

The Company’s effective tax rate for the nine months ended December 31, 2002 was 22% compared with 39% in Fiscal 2002. This reduction reflects the impact of revised forecasted results for Fiscal 2003 combined with adjustments to foreign tax rates as well as appropriate adjustments to net deferred tax assets.

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

As a result of the valuation process, the Company recorded an impairment charge of $34.8 million, net of tax, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended December 31, 2002. As reflected in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2002, the charge resulting from the cumulative effect of a change in accounting principle did not impact cash flow.

Liquidity and Capital Resources

For the nine-month period ended December 31, 2002, net cash provided by operating activities totaled $83.4 million, as compared with $184.1 million for the same period in the prior year. At December 31, 2002, $67.7 million of cash provided by operating activities related to working capital changes. Current assets increased by $52.6 million and current liabilities increased by $72.5 million during the nine-month period ended December 31, 2002, resulting in a decrease of $19.9 million in working capital from March 31, 2002. The current ratio was 2.2 to 1 at December 31, 2002 compared with 2.7 to 1 at March 31, 2002. The working capital decrease was primarily related to an increase of $69.9 million in accounts payable, that more than offset the $54.4 million increase in accounts receivable. The increase in accounts receivable is attributable to the high December sales levels, and the increase in accounts payable is the result of the increases in product purchased for the high seasonal sales levels.

Cash provided by operations of $184.1 million for the nine-month period ended December 31, 2001 related primarily to reductions in net accounts receivable, as a result of reduced sales for the month of December compared with sales at March 31, 2001 and increased allowance for doubtful accounts. In addition, cash from operations increased due to reduced levels of inventory resulting from management’s efforts to reduce the levels of inventory on hand.

Net cash used for investing activities was $6.9 million for the nine months ended December 31, 2002, compared with $9.9 million for the nine months ended December 31, 2001. For the nine months ended December 31, 2002, $8.3 million of cash was used for capital expenditures, the majority of which relates to the purchase of a building in Solon, Ohio which primarily houses the CSD administrative offices as well as the CSD selling and warehousing operations and the CSD Cleveland sales branch. The Company acquired the building for $6.0 million. Offsetting capital expenditures was $1.4 million of cash provided from the sale of assets. During the same period in the prior year, the Company invested $5.9 million in capital expenditures and acquired Aprisa, a start-up software corporation, for $4.0 million.

The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. As of December 31, 2002, the value of the Company’s publicly held foreign investments had decreased $8.3 million, net of tax, below the Company’s cost in the investments. Based on the Company’s evaluation of available information, such as published financial reports and market research, its analysis of cyclical trends within the industry segment and the Company’s specific investment intent, management has determined that the equity market value decline is not other than temporary and, as such, changes in market value have been included in “Accumulated other comprehensive loss” in the equity section of the accompanying Unaudited Condensed Consolidated Balance Sheets.

Net cash used for financing activities was $30.4 million, compared with $199.5 million for the same nine-month period in the prior year. The change primarily represents the repayment of borrowings under the Company’s revolving line of credit with cash generated from working capital and lower working capital needs.

During the first nine months of Fiscal 2003, the Company had a Revolving Credit Agreement (the “Revolver”), with a group of commercial banks, which provided the Company with the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. This agreement was scheduled to expire in September 2004. On December 20, 2002, in connection with the pending sale of the Industrial Electronics Division, the Revolver was amended to reduce the Company’s ability to borrow to $50 million, limited to certain borrowing base calculations and accelerate the expiration date to June 2003.

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

As of December 31, 2002, the Company had no borrowings outstanding on its Revolver or Asset Securitization (the “Facilities”). The Facilities’ borrowings are limited by borrowing base calculations and compliance with stated financial and non-financial covenants. There are no unfavorable adjustments in any of the Company’s financing agreements that may be caused by credit rating changes and the Company was in compliance with its bank covenants at December 31, 2002.

The Company is exposed to interest rate risk primarily from the Revolver’s various floating-rate pricing mechanisms and the Asset Securitization’s variable short-term market interest rates. The interest rate exposure was managed by an interest rate swap used to fix the interest on a portion of the Revolver debt and borrowing mainly from the Asset Securitization with its lower market rates. In October 2002, the Company terminated its interest rate swap.

During the nine-month period ended December 31, 2002, total interest-bearing debt decreased by $29 million. The lower borrowing level can be primarily attributed to lower working capital needs. The ratio of debt to capital was 25% at December 31, 2002, compared with 28% one year ago.

In addition to the Facilities, the Company has $150 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006 and $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities. In March and April 1998, the Company’s wholly owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued a total of $143.7 million of 6.75% mandatorily redeemable convertible trust preferred equity securities (the “Trust Preferred Securities”). The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. Regular payment dates for these obligations are on the last day of March, June, September and December. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust Preferred Securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. As of April 1,

2002, the Trust Preferred Securities were redeemable, at the option of the Company, for a redemption price of 104.05% of par reduced annually by .675% to a minimum $50 per Trust Preferred Security.

Management estimates that capital expenditures for Fiscal 2003 will approximate $10.0 million, which is a revision from the $5 million disclosed in the second quarter. The Company anticipates that funds from current operations, existing financing arrangements and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the forseeable future.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and increased disclosure requirements are effective for the fiscal year ended March 31, 2003.

The Company is in the process of analyzing the new pronouncements and their effects, if any, on the Company’s financial position and results of operations.

Forward-Looking Information

Portions of this report contain current management expectations, which may constitute forward-looking information. When used in this Management’s Discussion and Analysis of Results of Operations and Financial Condition and elsewhere throughout this 10-Q, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to: competition, dependence on the computer and semiconductor markets, softening in the computer network and platform market, fluctuations in semiconductor supply and demand, rapidly changing technology and inventory obsolescence, dependence on key suppliers, effects of industry consolidation, risks and uncertainties involving acquisitions and divestitures, instability in world financial markets, downward pressure on gross margins, the ability to meet financing obligations based on the impact of previously described factors and uneven patterns of quarterly sales.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of Company management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II —	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.1	Fifth Amendment to Five-Year Credit Agreement, Dated as of December 20, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, N.A., as successor by merger to Bank One, Michigan as LC Issuer and as Agent.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date:	February 7, 2003	/s/ Arthur Rhein Arthur Rhein President and Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2003	/s/ Steven M. Billick Steven M. Billick Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: February 7, 2003

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

Date: February 7, 2003

/s/ Steven M. Billick

Steven M. Billick Executive Vice President and Chief Financial Officer