Form 10-K
period 2003-03-31
PIONEER STANDARD ELECTRONICS INC
filed 2003-06-19
CIK 78749

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

FOR ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Shares, without par value
Common Share Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K.    Yes ☒

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

    The aggregate market value of Common Shares held by non-affiliates as of September 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $190,466,836 computed on the basis of the last reported sale price per share ($7.24) of such shares on the NASDAQ National Market.

    As of May 1, 2003, the Registrant had the following number of Common Shares outstanding: 32,105,614

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 29, 2003 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2003.

PIONEER-STANDARD ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2003

part I

Item 1.    Business

Overview

Pioneer-Standard Electronics, Inc. (the “Company” or “Pioneer-Standard”) is a leading distributor and reseller focused on enterprise computer systems. Enterprise computer systems are an important part of the information technology (“IT”) of medium to large corporations and have a significant influence on the performance and efficiency of those corporations. Pioneer-Standard offers technology solutions to address strategic business needs of these end-users through the distribution and reselling of servers, storage, software, and services. Except as otherwise stated, the terms “Company” or “Pioneer-Standard” as used herein shall mean Pioneer-Standard Electronics, Inc. and its subsidiaries.
     Pioneer-Standard strives to be the preferred strategic link between its suppliers and customers by providing rewardable differentiated value. The Company’s role is to provide customers with solutions to integrate their systems, improve their business environment and solve information technology challenges. Headquartered in Cleveland, Ohio, the Company has sales offices throughout North America and maintains strategic investments in the United States and Europe.
     Reference herein to any particular year or quarter generally refers to the Company’s fiscal year periods ending March 31.

History and significant events

Pioneer-Standard was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the Company grew to become a leading distributor in both electronic components and enterprise computer systems products.
     Prior to February 2003, the Company was structured into two divisions, which were classified into two reportable operating segments, the Computer Systems Division (“CSD”), which focused on the distribution and reselling of enterprise computer systems products, and the Industrial Electronics Division (“IED”), which focused on the distribution of electronic components. Each division represented, on average, approximately one-half of the Company’s total revenues. The Company’s third reportable segment contained corporate costs and the results of operations of Aprisa, Inc., the Company’s majority-owned software business, focused on creating software for the electronic components market. On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of IED for preliminary pre-tax proceeds of $240 million. The Company also announced its strategic transformation to focus solely on its enterprise computer systems business. The proceeds from the sale have increased the Company’s financial flexibility and will be used to reduce debt and fund growth of the Company’s enterprise computer systems business, both organically and through acquisition. As a result of the sale, Pioneer-Standard’s financial statements have been restated to reflect the assets and liabilities and the operating results of IED — as well as Aprisa, Inc., which ceased to provide strategic value after the sale — as discontinued operations.
     In the fourth quarter of Fiscal 2003, resulting from the sale of IED, the Company announced that it would restructure its remaining business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. As a result, the Company recorded a restructuring charge for costs specific to the impairment of facilities and other assets no longer required, and severance, incentives and other employee benefit costs incurred in connection with downsizing the corporate structure.
     An impairment charge was also recorded in March 2003 to reduce the carrying value of the Company’s investment in Eurodis Electron PLC, a European distributor of electronic components, to reflect the market value of Eurodis stock on March 31, 2003, as quoted on the London Stock Exchange. As a result of the sale of IED and subsequent change in business focus, Pioneer-Standard’s intent concerning this investment changed as the investment no longer held strategic value, and therefore the adjustment to market value was recorded.
     As a consequence of the significant liquidity created by the divestiture of IED, as well as the reduced level of working capital needed to operate the enterprise computer systems business, the Company significantly reduced its borrowing facilities in the fourth quarter of Fiscal 2003. The Company terminated both its Revolving Credit Agreement with its existing line of $50 million, and its $150 million Accounts Receivable Securitization financing. In addition, during March 2003, the Company tendered for its 9.5% Senior Notes. The Company received valid tenders for and repurchased Senior Notes approximating $19.0 million.

     In April 2003, the Company entered into a new three-year Revolving Credit Agreement that provides the Company with the ability to borrow, on an unsecured basis, up to $100 million limited by certain borrowing base calculations, and the Company repurchased, below face value, approximately $18.3 million of its Mandatorily Redeembable Convertible Trust Preferred Securities.

Industry

The worldwide IT products and services industry generally consists of (1) manufacturers and suppliers which sell directly to distributors, resellers and end-users, (2) distributors, which sell to resellers and, (3) resellers, which sell directly to end-users.
     A variety of reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, original equipment manufacturers (“OEMs”), direct marketers and independent dealers. The large number of resellers makes it cost-efficient for suppliers to rely on a small number of distributors to serve this diverse customer base. Similarly, due to the large number of suppliers and products, resellers often cannot and/or choose not to establish direct purchasing relationships. As a result, many of these resellers are heavily dependent on distribution partners, such as Pioneer-Standard, that possess the necessary systems infrastructure, capital, inventory availability, and distribution and integration facilities to provide fulfillment and other services, such as financing, logistics, marketing and technical support needs. These services allow resellers to reduce or eliminate their inventory and warehouse requirements, and reduce their staffing needs for marketing and systems integration, thereby lowering their financial needs and reducing their costs.
     Despite the continuing economic downturn that has impacted overall demand for IT products and services in 2001 and 2002, enterprise computer products distribution continues to perform a vital role in delivering IT products to market in an efficient, cost-effective manner. Manufacturers are pursuing strategies to outsource functions such as logistics, order management and technical support to supply chain partners as they look to minimize costs and investments in sales and marketing and focus on their core competencies in manufacturing, research and development, and demand creation.
     Distribution plays an important role in this outsource strategy by allowing the manufacturers to decrease variable costs as the distributors deliver a streamlined approach to an extended customer base through their technically competent sales organization. The Company also believes that suppliers will continue to embrace the distribution channel for enterprise computer systems in order to obtain sales, marketing and technical expertise in key markets such as the mid-market sector through the extended reseller network. The economies of scale and reach of large industry-leading enterprise computer systems distributors are expected to continue to be significant competitive advantages in this marketplace.
     The Company’s Fiscal 2003 results, like other companies in the technology industry, were negatively affected by the continued economic downturn. While economic conditions and IT market demand remain uncertain, companies in this industry have found ways to improve efficiency during the slowdown. These actions should strengthen profit potential upon the occurrence of a recovery in IT demand. According to information published in April 2003 by IDC, a leading provider of technology intelligence and market data, worldwide IT spending is projected to grow at a compound annual rate of approximately 4 to 7 percent through 2007 for enterprise hardware, software and services. Since Pioneer-Standard is well entrenched in the server, storage and software markets, the Company expects to benefit from the projected growth in the overall industry. However, a further slowdown in this market could have a substantial negative effect on the Company’s revenues and results of operations.

Products distributed and sources of supply

Pioneer-Standard focuses on the distribution and reselling of three specific product areas — servers, storage and software — and provides other services to supply a complete business solution. The Company offers mid-range enterprise servers, comprehensive storage solutions including hardware and software, and database, Internet and systems management software. These products are packaged together as new systems or to enhance existing systems, depending on the customer’s needs.
     The Company sells products supplied by five primary suppliers. During the 2003, 2002 and 2001 fiscal years, products purchased from the Company’s two largest suppliers accounted for 83%, 85% and 85%, respectively, of the Company’s sales volume. The Company’s largest supplier, IBM, supplied 63%, 57% and 48% of the Company’s sales volumes in Fiscal 2003, 2002 and 2001, respectively.
     With the acquisition of Compaq Computer Corporation (“Compaq”) by Hewlett-Packard Company (“HP”) in May 2002, sales of products sourced by the combined HP/Compaq entity accounted for 20%, 28% and 38% in Fiscal 2003, 2002 and 2001, respectively. The Company was not an HP distributor until Fiscal 2003.

     The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the Company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the Company. In addition, although the Company believes that its relationships with suppliers are good, there can be no assurance that the Company’s suppliers will continue to supply products on terms acceptable to the Company. Through distributor agreements with its suppliers, Pioneer-Standard is authorized to sell all or some of the suppliers’ products. The authorization with each supplier is subject to specific terms and conditions regarding such items as product return privileges, price protection policies, purchase discounts and supplier incentive programs such as purchase incentives, sales volume incentives and cooperative advertising reimbursements. A substantial portion of the Company’s advertising and marketing program expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of the supplier. From time to time, suppliers may terminate the right of the Company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the Company’s results of operations.

Inventory

The Company maintains certain levels of inventory in order to ensure that the lead times to its customers remain competitive. The majority of the products sold by the Company are purchased pursuant to distributor agreements, which generally provide for inventory return privileges by the Company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the Company for product obsolescence and price erosion. Along with the Company’s inventory management policies and practices, these provisions reduce the Company’s risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence.
     In some cases, the industry practices discussed above are not embodied in agreements and do not protect the Company in all cases from declines in inventory value. However, the Company believes that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect Pioneer-Standard against declines in inventory value. In addition, the Company’s results of operations depend in part on successful management of the challenges of rapidly changing technology.

Customers

The Company serves customers in most major and secondary markets of North America. The Company’s customer base includes VARs, which are typically privately held with annual sales of $10 million to $200 million, and corporate end-users, which range from medium to large corporations, as well as the public sector. A substantial amount of Pioneer-Standard’s business, whether direct or through resellers, is in the mid-market customer segment, which is currently the fastest-growing segment in the industry. No single customer accounted for more than 10 percent of the Company’s total sales during Fiscal 2003.

Uneven sales patterns and seasonality

The Company experiences a disproportionately large percentage of quarterly sales in the last month of the fiscal quarters. This uneven sales pattern makes the prediction of revenues, earnings and working capital for each quarterly financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, the Company experiences a seasonal increase in sales during its third quarter ending in December. Third quarter sales were 32%, 29% and 30% of annual revenues for Fiscal 2003, 2002 and 2001, respectively. The Company believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain the same in the foreseeable future.

Backlog

The Company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2003.

Competition

The distribution and reselling of enterprise computer systems products is competitive, primarily with respect to price, but also with respect to service and promptness of service. The Company faces competition with respect to developing and maintaining relationships with customers. The Company competes for customers with other distributors as well as with some of its suppliers. Several of the Company’s largest distribution competitors are significantly larger and have national and international distribution presence. Also, it is possible that certain suppliers may decide to distribute products directly, which would further heighten competitive pressures.

Growth through acquisitions

With the divestiture of IED, Pioneer-Standard has the flexibility to make acquisitions without immediately increasing leverage or diluting the holdings of existing shareholders. The Company reviews acquisition prospects that could accelerate the growth of the business by expanding the Company’s customer base, extending the Company’s reach into new markets and/or broadening the range of solutions offered by the Company. Pioneer-Standard’s continued growth depends in part on its ability to find suitable acquisition candidates and to consummate strategic acquisitions. To proceed, the prospect must have an appropriate valuation based on financial performance relative to acquisition price. However, acquisitions always present risks and uncertainties that could have a material adverse impact on the Company’s business and results of operations.

Employees

As of March 31, 2003, the Company had 1,061 employees. The Company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Distribution

Pioneer-Standard sells its products principally in the United States and Canada. Non-U.S. and Canada sales are not a significant portion of the Company’s sales.

Access to information

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports available free of charge through its Internet site (http://www.pioneerstandard.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information posted on the Company’s Internet site is not incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.    Properties

The Company owns a 102,500 square-foot office facility located in Solon, Ohio, which houses certain sales, marketing, operational accounting and information system functions associated with the enterprise computer systems business. In addition, the Company owns a 106,000 square-foot facility, located in Twinsburg, Ohio. The Twinsburg facility housed the Company’s Industrial Electronics Distribution Center. This location is now vacant and held for sale as a result of the Company’s divestiture of IED. Certain of the Company’s corporate offices are located in a 60,450 square-foot facility in Mayfield Heights, Ohio, for which the Company entered into an 11-year lease in April 1999. The Company’s operations occupy a total of approximately 622,000 square feet, with the majority, approximately 494,000 square feet, devoted to product distribution facilities and sales offices. Of the approximately 622,000 square feet occupied, 102,500 square feet are owned and 519,500 square feet are occupied under operating leases. The Company’s facilities of 100,000 square feet or larger, as of March 31, 2003, are set forth in the table below.

	Type of	Approximate	Leased or
Location	Facility	Square Footage	Owned

Solon, Ohio	Distribution	224,600	Leased
Solon, Ohio	Office Facility	102,500	Owned
Twinsburg, Ohio	Distribution	106,000	Owned

     The Company’s major leases contain renewal options for periods of up to 10 years. For information concerning the Company’s rental obligations, see Note 6 to the Consolidated Financial Statements contained in Part IV hereof. The Company believes that its distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the Company.

Item 3.    Legal proceedings

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.    Submission of matters to a vote of security holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended March 31, 2003.

Item 4A.    Executive officers of the registrant

The information on the following page is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through May 1, 2003 of the Company’s executive officers.
     There is no relationship by blood, marriage or adoption among the listed officers. Messrs. Rhein and Billick hold office until terminated as set forth in their employment agreements. All other executive officers serve until his or her successor is elected and qualified.

executive officers of the company

Name	Age	Current Position	Other Positions

Arthur Rhein	57	Chairman, President and Chief Executive Officer of the Company since April 30, 2003.	President and Chief Executive Officer of the Company from April 2002 to April 2003. From prior to 1999 to March 31, 2002, President and Chief Operating Officer.
Robert J. Bailey	46	Executive Vice President since May 2002.	From prior to 1999 to May 2002, Senior Vice President, Marketing of the Company’s Computer Systems Division.
Steven M. Billick	47	Executive Vice President, Treasurer and Chief Financial Officer since May 2003.	Executive Vice President and Chief Financial Officer since May 2002. From April 2000 to May 2002, Senior Vice President and Chief Financial Officer. From prior to 1999 to April 2000, Business Consultant for Management Consulting Services.
Peter J. Coleman	48	Executive Vice President since May 2002.	From prior to 1999 to May 2002, Senior Vice President, Sales of the Company’s Computer Systems Division.
Edward J. Gaio	49	Vice President and Controller of the Company since April 2001.	From January 2000 to April 2001, Controller. From prior to 1999 to 2000, Director of Finance and Planning of the Industrial Electronics Division.
James L. Sage	48	Executive Vice President, Chief Information Officer since May 2002.	From May 2001 to May 2002, Senior Vice President and Chief Information Officer. From April 2000 to May 2001, Vice President and Chief Information Officer. From prior to 1999 to April 2000, Vice President, Information Systems.
Richard A. Sayers II	52	Executive Vice President, Chief Human Resources Officer since May 2002.	From April 2000 to May 2002, Senior Vice President, Corporate Services. From prior to 1999 to April 2000, Senior Vice President, Human Resources.
Kathryn K. Vanderwist	43	Vice President, General Counsel and Assistant Secretary since April 2001.	From April 2000 to April 2001, General Counsel and Assistant Secretary. From July 1999 to March 2000, Corporate Counsel. From 1998 to July 1999, Litigation Attorney for Nestle USA, Inc.
Lawrence N. Schultz	55	Secretary of the Company since 1999.	From prior to 1999 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (1)

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the Company.

part II

Item 5.    Market for registrant’s common equity and related shareholder matters

The Company’s Common Shares, without par value, are traded on the NASDAQ National Market. Common Share prices are quoted daily under the symbol “PIOS.” The high and low market prices and dividends per share for the Common Shares for each quarter during the past two years are presented in the table below:

	Year Ended March 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Dividends declared per Common Share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per Common Share	$10.01-$15.50	$7.20-$11.60	$5.40-$10.13	$7.15-$11.84	$5.40-$15.50
Closing Price on last day of period	$10.39	$7.24	$9.18	$8.44	$8.44

	Year Ended March 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Dividends declared per Common Share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per Common Share	$9.00-$13.80	$8.87-$12.52	$7.40-$13.37	$11.22-$14.94	$7.40-$14.94
Closing Price on last day of period	$12.80	$9.02	$12.70	$14.15	$14.15

     As of May 1, 2003, there were 32,105,614 Common Shares (including 3,589,940 subscribed Common Shares) of Pioneer-Standard Electronics, Inc. outstanding, and there were 2,734 shareholders of record. The closing price of the Common Shares on May 1, 2003, was $9.83.

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
     On April 27, 1999, the Company adopted a Shareholder Rights Plan. For further information about the Common Share Purchase Rights Plan, see Note 12 to the Consolidated Financial Statements contained in Part IV hereof.

Item 6.    Selected consolidated financial and operating data

The following selected consolidated financial and operating data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	For the Year Ended March 31
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001	2000	1999

Operating Results
Continuing Operations (a)
Net sales	$1,171,631	$1,294,322	$1,431,838	$1,219,489	$1,128,452
Income (loss) before income taxes (b)(c)(d)	(31,484)	4,944	(15,724)	11,753	26,008
Provision (benefit) for income taxes	(11,739)	1,618	(3,713)	6,854	10,969
Income (loss) from continuing operations (b)(c)(d)	$(26,060)	$(2,911)	$(18,316)	$(1,305)	$9,231
Income (Loss) from Discontinued Operations, net of taxes (a)	$18,777	$(4,136)	$52,892	$41,450	$21,578
Cumulative Effect of Change in Accounting Principle, net of tax (e)	(34,795)	—	—	—	—
Net Income (Loss) (a)(b)(c)(d)(e)	$(42,078)	$(7,047)	$34,576	$40,145	$30,809
Per Share Data
Income (loss) from continuing operations — basic and diluted (a)(b)(c)(d)	$(0.96)	$(0.11)	$(0.68)	$(0.05)	$0.35
Cash dividends per share	0.12	0.12	0.12	0.12	0.12
Book value per share	$10.88	$12.56	$13.18	$12.20	$10.30
Price range of common shares
High	$15.50	$14.94	$16.13	$18.75	$13.19
Low	$5.40	$7.40	$9.13	$6.50	$5.63
Financial Position
Total assets	$773,883	$916,937	$1,183,610	$1,113,835	$947,507
Long-term debt	130,995	179,000	390,999	320,205	313,240
Mandatorily redeemable convertible trust preferred securities	143,675	143,675	143,750	143,750	143,750
Shareholders’ equity	$298,550	$340,697	$354,257	$324,065	$271,503
Weighted average shares outstanding
Basic	27,292	27,040	26,793	26,409	26,351
Diluted	27,292	27,040	26,793	26,409	26,594
Other Comparative Data
Total number of average employees (a)	1,126	1,253	1,314	1,325	1,337
Sales per employee (a)	$1,041	$1,033	$1,090	$920	$844
Gross margin percent of sales (a)	12.7%	13.2%	12.4%	14.6%	16.3%
Operating expense percent of sales (a)(b)	13.4%	12.0%	12.4%	12.8%	13.0%
Net income (loss) percent of sales (a)(b)(c)(d)(e)	(3.6)%	(0.5)%	2.4%	3.3%	2.7%

(a)	The sale of the Company’s Industrial Electronics Division (“IED”) and the related discontinuation of the operations of Aprisa, Inc. in February 2003 represent a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, 1999 through 2002 have been restated to reflect the results of operations of IED and Aprisa, Inc. as discontinued operations, and to exclude employees that were related to these businesses. (See Note 2 in the Consolidated Financial Statements contained in Part IV hereof.)
(b)	In March 2003, the Company recorded a restructuring charge of $20.7 million ($13.0 million, after tax) for the impairment of facilities and other assets and for severance costs incurred in connection with downsizing the Company’s corporate structure. In Fiscal 2001, the Company recognized a non-cash write-down of $14.2 million ($10.8 million, after tax) for the abandonment of certain information technology system assets.
(c)	In March 2003, the Company recognized an impairment charge of $14.6 million ($9.2 million, after tax) on an available-for-sale investment.
(d)	In March 2003, the Company tendered for and repurchased certain of its 9.5% Senior Notes, which resulted in a pre-tax charge of $1.2 million ($0.7 million, after tax) associated with the premium paid and the write-off of related financing costs.
(e)	On April 1, 2002, Pioneer-Standard adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that amortization of goodwill be replaced with period tests for goodwill impairment. The adoption of SFAS No. 142 resulted in a charge of $34.8 million, net of tax, which was recorded as a cumulative effect of a change in accounting principle. (See Note 4 in the Consolidated Financial Statements contained in Part IV hereof.)

Item 7.    Management’s discussion and analysis of financial condition and results of operations

Pioneer-Standard Electronics, Inc. and its subsidiaries (the “Company” or “Pioneer-Standard”) was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the Company grew to become a leading distributor of both electronic components and enterprise computer systems products. In February 2003, after a comprehensive analysis conducted by the Company’s Board of Directors and senior management, it was determined that the Company’s growth prospects and potential returns on investment would be greater if all the Company’s resources were devoted to the enterprise computer systems business. Therefore, the Company decided to focus solely on that business and as part of the transformation sold substantially all of the assets and liabilities of its electronic components business and discontinued the related operations of Aprisa, Inc. (“Aprisa”), the Company’s majority-owned software business focused on creating software for the electronic components market. The Company, with its singular focus on the enterprise computer systems business, provides a broad range of servers, storage, software and services to resellers and corporate end-user customers across a diverse set of industries. A substantial amount of Pioneer-Standard’s business, whether direct or through resellers, is in the mid-market customer segment. The Company is closely aligned with growing high-technology markets and is dedicated to driving the adoption of information technology to satisfy the strategic business needs of its customers. The Company has operations in North America and strategic investments in North America and Europe. The Company’s operations comprise a single business segment.
     For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, including the related notes. The disposition of the Company’s Industrial Electronics Division (“IED”) and discontinuance of Aprisa’s operations represent a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s Consolidated Financial Statements and related notes have been presented to reflect IED and Aprisa as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operations, the enterprise computer systems business.
     Reference herein to any particular year or quarter generally refers to the Company’s fiscal year periods ending March 31. Certain amounts in the prior periods have been reclassified to conform to the current period’s presentation.

Overview of Fiscal 2003

Fiscal 2003 has been a year of transition for Pioneer-Standard. The Company entered Fiscal 2003 with the electronics market in a severe downturn and a weak environment for information technology (“IT”) spending. The Company made a decision to accelerate its long-term growth by entering into a strategic transformation that would allow it to become a singularly focused enterprise computer systems business. As a result, the electronic components business was sold. The proceeds from the sale of IED, which are estimated to total $240 million, have increased the Company’s financial flexibility and will be used to enhance the Company’s ability to fund the organic growth of the ongoing business, as well as, to provide the Company with the financial flexibility to make acquisitions. In addition, certain of these proceeds have been used and will continue to be used to opportunistically pay down debt.
     The Company’s financial results for Fiscal 2003 reflect the Company’s transition. During the fourth quarter of Fiscal 2003, the Company reorganized its business and, in the process, recognized charges totaling approximately $36.5 million, before tax. The reorganization charges consisted primarily of the following: (1) restructuring charges of $20.7 million, before tax, which are specific to the impairment of facilities and other assets that are no longer required and severance costs incurred in connection with downsizing the corporate structure, (2) a pre-tax investment impairment charge of $14.6 million for the Company’s investment in a European electronic components distributor that no longer holds strategic value and was deemed other than temporarily impaired and, (3) pre-tax charges for the loss on retirement of debt of $1.2 million, representing the premium paid and the write-off of other related financing costs associated with the tender for and repurchase of approximately $19.0 million of the Company’s 9.5% Senior Notes in March 2003. In addition, in the first quarter of Fiscal 2003, the Company recognized a cumulative effect of change in accounting principle of $34.8 million, after tax, or $1.27 per share, for goodwill impairment as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on April 1, 2002.
     Including the reorganization charges and the cumulative effect of the change in accounting principle, the Company reported a net loss of $42.1 million, or $1.54 per share, for Fiscal 2003, compared with a net loss of $7.0 million in Fiscal 2002, or $0.26 per share.

Current economic environment

The Company’s Fiscal 2003 results, like other companies in the technology industry, were negatively affected by the continued economic downturn. While economic conditions and IT market demand remain depressed, companies in this industry have found ways to improve efficiency during the slowdown. These actions should help strengthen profit potential upon the occurrence of a recovery in IT demand. The Company’s focus on aspects of the business that it could immediately impact during the current difficult economic environment, and the initiatives implemented within the past year, position Pioneer-Standard well to capitalize on future opportunities.

Critical accounting policies and estimates

Pioneer-Standard’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
     The Company’s most significant accounting policies relate to the sale, purchase, distribution and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of Pioneer-Standard’s Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
     Revenue Recognition Revenue from product sales is generally recognized upon shipment provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of future returns, based on the Company’s historical experience. A portion of products sold are estimated to be returned due to reasons such as product failure and excess inventory stocked by the customer, which subject to certain terms and conditions, the Company will agree to accept. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.
     A portion of the Company’s business involves shipments directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. The Company, acting as principal to the sale, recognizes revenue when the Company is notified by the supplier that the product is shipped. In addition, the Company has certain business with select customers and suppliers that is accounted for on an agency basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” In such cases, the terms of the transactions govern revenue recognition.
     Allowance for Doubtful Accounts The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the Company performs periodic credit evaluations of its customers.
     Inventories Inventories are stated at the lower of cost (first-in, first-out basis) or market, net of related reserves. The Company’s inventory is constantly monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The Company provides a reserve for obsolescence, which is calculated based on factors including an analysis of historical sales of products, the age of the inventory and return provisions provided by the distribution agreements. Actual amounts could be different from those estimated.

     Investments The Company holds strategic marketable equity securities that are carried at fair value. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, management’s intent to hold the investment, and the financial condition of and specific prospects of the issuer. Pioneer-Standard also evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate to determine whether market declines should be considered other than temporary. When management’s intent or the financial condition of the issuer changes, or trends in the industry shift dramatically, the Company considers the impairment other than temporary and records a charge to operations for the market decline.
     Deferred Taxes The carrying value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The Company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made.
     Goodwill and Long-Lived Assets In assessing the recoverability of the Company’s goodwill and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record impairment charges for these assets. For further information concerning the Company’s calculation of impairment, see Notes 1 and 4 in the accompanying Consolidated Financial Statements.
     Restructuring and Other Special Charges The Company has recorded a reserve in connection with reorganizing its ongoing business subsequent to its sale of IED. This reserve principally includes estimates related to employee separation costs, the consolidation and impairment of facilities and other assets deemed inconsistent with continuing operations. Actual amounts could be different from those estimated. Determination of the impairment of assets is discussed above in Goodwill and Long-Lived Assets. Facilities reserves are calculated using a probability-weighted present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a risk-free Treasury rate with a maturity equivalent to the lease term.
     Supplier Programs The Company receives funds from suppliers for price protection, product sales incentives and marketing and training programs, which are generally recorded, net of direct costs, as adjustments to cost of goods sold or operating expenses according to the nature of the program. The product sales incentives are generally based on a particular quarter’s sales activity and are primarily formula-based. Some of these programs may extend over one or more quarterly reporting periods. The Company accrues supplier sales incentives and other supplier incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual supplier sales incentives may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.
     Stock-Based Compensation As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized, and the options are not recognized in the financial statements until they are exercised. However, the Company provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value method had been applied.

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” In November 2002, the Emerging Issues Task Force reached a consensus on Issue

No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” A discussion of these new standards is included in Note 1 to the Consolidated Financial Statements. The Company has not yet determined the impact of these accounting standards on its financial position and results of operations.

Results of operations

	Fiscal Year Ended March 31

(Dollars in Thousands)	2003			2002		2001

Consolidated Net Sales	$1,171,631	100.0%		$1,294,322	100.0%	$1,431,838	100.0%
Cost of goods sold	1,022,378	87.3%		1,123,839	86.8%	1,253,631	87.6%

Gross Margin	149,253	12.7%		170,483	13.2%	178,207	12.4%
Warehouse, selling and administrative expenses	135,899	11.6%		154,682	12.0%	163,182	11.4%
Restructuring charges	20,697	1.8%		473	—	—	—
Write-down of IT system assets	—	—		—	—	14,200	1.0%

Operating Income	$(7,343)	(0.6%	)	$15,328	1.2%	$825	0.1%

Net sales

Fiscal 2003 consolidated net sales decreased approximately $122.7 million or 9.5% from consolidated net sales in 2002 as a result of depressed corporate capital spending, as well as the decision to discontinue certain products and customer relationships that did not fit the Company’s long-term strategic plan. Overall sales were impacted by customers taking advantage of price reductions and promotions offered by manufacturers, as well as taking longer to evaluate purchasing decisions and deferring additional capital investments because of the uncertain economy. Fiscal 2002 consolidated net sales decreased 9.6% from 2001 primarily due to the weak U.S. economy, manifested by a slowdown in information technology spending. Management expects sales to grow slightly in Fiscal 2004 and expects the continuing business to be less cyclical, although more seasonal than the business mix prior to the divestiture of the Company’s electronic components business.

Gross margin

Consolidated gross margin, as a percent of sales, decreased to 12.7% for Fiscal 2003 from 13.2% in Fiscal 2002 due to pricing pressures, product and customer mix and lower supplier sales incentives. Consolidated gross margin increased to 13.2% in 2002 from 12.4% in 2001, as a result of improved product mix, coupled with a slight increase in supplier sales incentives. Management anticipates that gross margin will be comparable in Fiscal 2004.

Operating expenses

Warehouse, selling and administrative expenses decreased $18.8 million, or 12.1%, in Fiscal 2003 from $154.7 million in Fiscal 2002. The decrease resulted primarily from the elimination of goodwill amortization under SFAS No. 142 combined with lower bad debt expense in the current year. In addition, the effects of the restructurings announced in the fourth quarters of Fiscal 2003 and Fiscal 2002 and the initiatives to reduce discretionary spending contributed to the decline in operating expenses.
     In Fiscal 2002, warehouse, selling and administrative expenses decreased $8.5 million, or 5.2%, from $163.2 million in Fiscal 2001. The decrease in operating expenses can primarily be attributed to expense reduction initiatives implemented in the fourth quarter of Fiscal 2001 and in the third quarter of Fiscal 2002 in order to improve operating margins in the difficult sales environment. In addition, lower compensation and benefits due to personnel reductions and lower incentives associated with current financial performance contributed to this decline. The overall decrease in operating expenses was slightly offset by an increase in bad debt expense needed due to two customer bankruptcies that occurred in Fiscal 2002.

Restructuring and impairment charges

In the fourth quarter of Fiscal 2003, resulting from the sale of the Industrial Electronics Division, the Company announced that it would restructure its remaining business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. As a result of this restructuring, the Company recorded restructuring charges totaling $20.7 million, classified in the Fiscal 2003 Consolidated Statement of Operations as “Restructuring Charges.”

     The restructuring charges include $5.9 million for severance, incentives and other employee benefit costs, including $2.9 million accrued for payments that are to be made pursuant to certain tax “gross up” provisions of the restricted stock award agreements that were granted to certain officers on February 28, 2003, and severance and other employee benefit costs to be paid to approximately 110 personnel; $6.1 million for a vacant warehouse that represents excess capacity as a result of the sale; and $8.7 million for the write-down to fair value of assets that were abandoned as part of the Corporate restructuring since they were inconsistent with the Company’s ongoing strategic plan. The Company estimates annual pre-tax cost savings beginning in Fiscal 2004 of approximately $9.5 million, as a result of this restructuring. These estimates of future costs and benefits are subject to change during the final execution of the restructuring plan, as actual sublease factors and benefit costs could differ from those estimated.
     Payments for the aforementioned obligations will be funded out of working capital. The majority of these expenditures will be paid out in cash during Fiscal 2004, with the exception of lease payments, which could extend through 2017.
     In Fiscal 2002, management committed to a restructuring plan for certain Corporate and enterprise computer system operations. As a result of this action, the Company recognized restructuring charges totaling approximately $1.5 million, of which $1.0 million is included in Fiscal 2002 “Cost of Goods Sold” and $0.5 million is classified in the Fiscal 2002 Consolidated Statement of Operations as “Restructuring Charges.” The restructuring charges of $0.5 million relate to severance and other employee benefits that were paid to approximately 20 personnel. As of March 31, 2003, this amount had been fully paid. In addition to costs associated with personnel reductions, the restructuring charges included provisions related to inventory valuation adjustments.
     In the fourth quarter of 2001, the Company recognized a $14.2 million pre-tax charge for a non-cash write-down related to the abandonment of certain IT system assets.

Other (income) expense, interest expense and income taxes

	Fiscal Year Ended March 31
(Dollars In Thousands)	2003	2002	2001

Other income, net	$(966)	$(873)	$(479)
Investment impairment	$14,600	—	—
Interest expense, net	$9,343	$11,257	$16,257
Loss on retirement of debt	$1,164	—	$771
Effective Tax Rate — Continuing Operations	(37.3)%	32.7%	(23.6)%

     Other income, net in 2003 primarily consisted of $1.7 million of equity and dividend income earned from the Company’s investments in affiliates, partially offset by foreign currency exchange losses. Other income, net in 2002 consisted of $1.8 million of equity and dividend income earned from the Company’s investments in affiliates, combined with foreign currency exchange gains and other income. This income was partially offset by an investment write-off of $0.8 million combined with a $1.0 million charge associated with ineffectiveness of the Company’s previously held interest rate swap. Other income, net in 2001 consisted of foreign currency exchange losses offset by $0.9 million of equity and dividend income earned from investments in affiliates.

     The investment impairment in Fiscal 2003 represents a non-cash charge of $14.6 million to reduce the carrying value of the Company’s investment in Eurodis Electron PLC (“Eurodis”) to market value as of March 31, 2003. As a result of the Company’s sale of IED and subsequent change in business focus, Pioneer-Standard’s intent concerning this investment changed. The investment no longer holds strategic value and it is not the Company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary and the Company recognized a charge in operations.
     Interest expense, net decreased $1.9 million in 2003 compared with 2002, and $5.0 million in 2002 compared with 2001 as a result of reduced outstanding borrowings on the Company’s debt facilities. In addition, the reduction in interest between 2002 and 2001 can be attributed to lower interest rates resulting from the

Accounts Receivable Securitization financing the Company completed in October 2001 and favorable overall market interest rates.

     The loss on retirement of debt of $1.2 million in Fiscal 2003 relates to the premium paid, as well as the disposition of other financing fees associated with the Company’s tender offer in March 2003 for its 9.5% Senior Notes. The Company received valid tenders for and repurchased Senior Notes approximating $19.0 million. In 2001, the $0.8 million of expense relates to financing fees associated with the termination of a former credit facility. The expense was originally classified as an extraordinary item prior to the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”
     The Company recorded an income tax benefit from continuing operations at an effective tax rate of 37.3% in 2003 compared with an income tax provision at an effective rate of 32.7% in 2002. The change in rate from 2002 to 2003 was primarily the result of a reversal of deferred tax asset valuation allowances in 2003 pertaining to capital loss carryforwards and foreign deferred tax assets. The effective tax rate for the income tax benefit for continuing operations in 2001 was 23.6% and varied from 2002 due to the utilization of foreign net operating losses in 2002.

Discontinued operations

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of IED. In addition, as of the sale date, the Company announced its strategic transformation to focus solely on its enterprise computer systems business. Cash proceeds from the sale of IED are estimated to total $240 million, subject to purchase price adjustments, of which approximately $227 million has been collected as of March 31, 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, (“WPI”), an Asian distributor of electronic components. The buyer also assumed certain liabilities.
     In December 2001, Pioneer-Standard acquired a majority interest in Aprisa, an Internet-based start-up corporation, which created customized software for the electronic components market. As a result of the IED sale and Pioneer-Standard’s subsequent decision to become solely an enterprise computer systems business, Aprisa ceased to provide strategic value to the Company and the operations were discontinued.
     For the year ended March 31, 2003, Income from Discontinued Operations was comprised of the following:

(Dollars in Thousands)

Gain on sale of net assets	$58,047
Transaction costs	(4,527)

Net gain on sale		$53,520
Restructuring Charges
Severance costs	(5,913)
Facilities	(5,028)
Asset impairment	(17,435)
Other	(274)

Total Restructuring Charges		(28,650)
Income before taxes of IED and Aprisa for the year ended March 31, 2003		3,197

Income from Discontinued Operations, before tax of $9.3 million		$28,067

     Severance costs relate to the severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income, for approximately 30 vacated locations no longer required as a result of the sale. The asset impairment charge represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction.

     Payments for the aforementioned obligations will be funded out of the proceeds from the sale and normal working capital. The majority of these expenditures will be paid out in cash during Fiscal 2004, with the exception of lease payments, which could extend through 2010.
     In Fiscal 2002, management committed to a restructuring plan for certain IED operations. As a result of this action, the Company recognized restructuring charges totaling approximately $10.9 million, pre-tax. The restruc-

turing charges consisted of approximately $3.3 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 80 personnel. In addition, the restructuring charges included provisions related to inventory valuation adjustments of $7.6 million for excess and obsolete inventory primarily associated with the Company’s decision, as part of the restructuring plan, to close its Electronics Manufacturing Resources and Services facility and to terminate certain supplier and customer relationships. The majority of the severance costs were paid out by March 31, 2003.

Cumulative effect of change in accounting principle — goodwill

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives are no longer amortized, but are subject to annual impairment tests. All other intangible assets continue to be amortized over their estimated useful lives. Effective April 1, 2002, the Company discontinued amortization of its goodwill in accordance with SFAS No. 142.
     Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an outside valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003. The goodwill impairment was comprised of $25.6 million for the Industrial Electronics Division and $11.0 million for the operations of Aprisa which were sold and discontinued, respectively, in the fourth quarter of Fiscal 2003. As reflected in the accompanying Consolidated Statement of Cash Flows for Fiscal 2003 the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow.

Liquidity and capital resources

The Company maintains a significant investment in accounts receivable and inventories. As of March 31, 2003 and 2002, accounts receivable and inventories totaled approximately 35.7% and 68.1% of total assets, excluding goodwill and assets of discontinued operations, respectively. At March 31, 2003, cash and short-term investments increased to $318.5 million from $21.4 million at March 31, 2002 and total debt decreased to $131.0 million at March 31, 2003 from $179.0 million in the prior year period. These increases/decreases are primarily the result of lower working capital needs and cash received from the sale of IED.
     The net amount of cash provided by operating activities in Fiscal 2003 was $63.6 million, a decrease of $44.0 million from cash provided by operating activities in Fiscal 2002 of $107.6 million. This decrease was primarily the result of a loss from continuing operations, including cumulative effect of change in accounting principle, of $60.9 million consisting of a number of non-cash charges and a $20.7 million charge for restructuring incurred as a result of the reorganization of continuing operations after the sale of IED. This loss was offset by cash generated from decreases in accounts receivable and inventories primarily from lower working capital requirements due to decreased sales and improved asset utilization. The increase in cash provided by operating activities when comparing Fiscal 2002 with Fiscal 2001 was the result of the weak sales environment. In Fiscal 2002, the majority of the cash provided by operations was a result of decreases in accounts receivable and inventories.
     For the year ended March 31, 2003, net cash provided by investing activities was $219.6 million. This cash consisted primarily of the initial proceeds of $226.6 million from the sale of IED in February 2003, slightly offset by cash used for capital expenditures of $8.4 million. For the years ended March 31, 2002 and 2001, net cash used for investing activities was $6.8 million and $32.7 million, respectively. This cash was used for capital expenditures of $5.8 million and $18.8 million in 2002 and 2001, respectively. In addition, the Company used cash in 2002 to make an additional investment of $1.0 million to maintain its 20% equity interest in Magirus AG, a German enterprise computer systems distributor. The original Magirus investment was acquired in 2001 for

$9.6 million. Also in Fiscal 2001, the Company increased its existing investment in Eurodis by approximately $4.3 million.

     Prior to February 2003, the Company held publicly traded equity securities in Eurodis and WPI as strategic investments. The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with these investments. The Company’s shares of WPI stock were included in the sale of IED. The Company realized a $1.0 million loss on the sale of this investment, as unrealized losses that had been previously recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets were removed from Shareholders’ Equity and charged to operations. The loss was included in the gain on sale of net assets within “Income from Discontinued Operations” on the accompanying Statement of Operations for the year ended March 31, 2003.
     As of March 31, 2003, the market value of Pioneer-Standard’s investment in Eurodis was $2.4 million, as compared with a cost basis of approximately $17.0 million. In 2003, as a result of the Company’s sale of IED and subsequent change in business focus, Pioneer-Standard’s intent concerning this investment changed. The investment no longer holds strategic value and it is not the Company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary, and the Company recognized a $14.6 million impairment charge to reduce the carrying value to market value. This non-cash charge is included as “Investment impairment” in “Other (Income) Expense” in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     In October 2001, the Company completed a three-year Accounts Receivable Securitization financing (the “Asset Securitization”) that provided for borrowings up to $150 million, limited to certain borrowing base calculations, and was secured by certain trade accounts receivable. Under the terms of the agreement, the Company transferred receivables to a wholly-owned, consolidated subsidiary that in turn utilized the receivables to secure the borrowings, which were funded through a vehicle that issues commercial paper in the short-term market. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and included in “Interest expense, net” in the accompanying Consolidated Statements of Operations. The Company had not used this facility since April 2002. In February 2003, the Company canceled the Asset Securitization, based on the Company’s strong liquidity position and low anticipated borrowing needs. There were no advances outstanding under the facility as of the cancellation date.
     During the first nine months of Fiscal 2003, the Company maintained a Revolving Credit Agreement (the “Revolver”), with a group of commercial banks, which provided the Company with the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. This agreement was scheduled to expire in September 2004. On December 20, 2002, in connection with the pending sale of IED, the Revolver was amended to reduce the Company’s ability to borrow to $50 million, limited to certain borrowing base calculations, and accelerate the expiration date to June 2003. The Company had not used this facility since April 2002. On March 21, 2003, the Company terminated the agreement. There were no advances outstanding under the Revolver as of the termination date. As a result of the above noted terminations, there were no outstanding financial or non-financial covenants as of March 31, 2003.
     Concurrent with the Revolver amendment and attributable to the accelerated due date and reduction in borrowing capacity, the Company expensed approximately $1.0 million of deferred financing fees in the third quarter of Fiscal 2003. In addition, as a result of the termination of the Asset Securitization and Revolver in the fourth quarter, the remaining unamortized deferred financing fees of $0.6 million were expensed. These charges, totaling $1.6 million, are included in “Interest expense, net” in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     On April 17, 2003, the Company entered into an unsecured, three-year revolving credit agreement (the “2003 Revolver”) with a consortium of six banks. The 2003 Revolver provides the Company with the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases, under certain conditions, up to $150 million during the life of the facility. The 2003 Revolver also contains standard pricing terms and conditions for companies with similar credit ratings, including limitations on other borrowings, investment expenditures and the maintenance of certain financial ratios, such as leverage, fixed charge coverage and tangible net worth, among other restrictions. The 2003 Revolver advances bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The 2003 Revolver does not contain a pre-payment penalty. At April 17, 2003, there were no outstanding borrowings under the 2003 Revolver.
     The Company is currently exposed to interest rate risk from the various floating-rate pricing mechanisms on the 2003 Revolver. Prior to March 2003, the Company was exposed to interest rate risk primarily from floating-rate pricing mechanisms on the Revolver and the Asset Securitization’s (the “Facilities”) variable short-term market interest rates. Prior to October 2002, the interest rate exposure was managed by an interest rate swap used to fix the interest on a portion of the Revolver. This interest rate swap was terminated in October 2002. During Fiscal 2003, total interest-bearing debt on the Facilities decreased by $29.0 million. The decrease primarily represents the repayment of borrowings against the Asset Securitization with cash generated from working capital. The lower borrowing level can be primarily attributed to lower working capital needs. The Company fully anticipates that borrowings on the 2003 Revolver will increase when the Company begins to expand its business and when the economy begins to recover.

     In addition to the 2003 Revolver, the Company has approximately $131.0 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006 and $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities. In March 2003, the Company submitted a Tender Offer to purchase the Notes for cash, at a price of $1,047.50 per $1,000 principal amount. The Company received valid tenders for and repurchased Senior Notes approximating $19.0 million. The premium paid, as well as the disposition of other financing fees, resulted in a charge of approximately $1.2 million, which is included in the “Other (Income) Expense” section of the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     In March and April 1998, the Company’s wholly-owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“the Trust preferred securities”). The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust preferred securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security. In June 2001, 4,761 shares of the Trust preferred securities were converted at an exercise price of $15.75 increasing equity by $0.1 million. Subsequent to March 31, 2003, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The Company does not currently anticipate any further redemption of these Trust preferred securities, however, as opportunities arise the Company may purchase certain of the Trust preferred securities on the open market.
     The ratio of debt to total capital, defined as current and long-term debt plus the Trust preferred securities (combined “Debt”) divided by Debt plus Shareholders’ Equity, is 48% at March 31, 2003 compared with 49% one year ago. The Company is working to opportunistically reduce this ratio to 25-35%.
     A summary of the contractual obligations of the Company follows. As of March 31, 2003, the only contractual debt obligations of the Company are the Notes and the Trust preferred securities. There are no unfavorable credit rating triggers in any of the Company’s financing agreements which would increase the cost of debt.

	Payments Due by Fiscal Period
(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Contractual Obligations
9.5% Senior Notes	—	—	—	$130,963	—	—	$130,963
Capital Lease Obligations	$37	—	—	—	—	—	$37
Operating Lease Obligations	$8,543	$7,106	$5,336	$3,650	$2,437	$22,973	$50,045

Total contractual cash obligations	$8,580	$7,106	$5,336	$134,613	$2,437	$22,973	$181,045

     Capital expenditures were $8.4 million in 2003 and primarily reflected ongoing initiatives designed to improve efficiencies through IT enhancements. Management estimates that capital expenditures will be approximately $6.0 to $8.0 million in Fiscal 2004.

     The Company anticipates that cash on hand, funds from current operations, the 2003 Revolver, and access to capital markets will provide adequate funds to finance acquisitions, capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future. The Company does not maintain any off-balance sheet financing arrangements.

Risk control and effects of foreign currency and inflation

The Company extends credit based on customers’ financial conditions and, generally, collateral is not required. Credit losses are provided for in the Consolidated Financial Statements when collections are in doubt.
     The Company sells internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. In the past, the Company has reduced its exposure to foreign currency risk through hedging. The effects of foreign currency on operating results have had an immaterial impact on the Company’s results of operations for the 2003, 2002 and 2001 fiscal years.
     The Company believes that inflation has had a nominal effect on its results of operations in Fiscal 2003, 2002 and 2001 and does not expect inflation to be a significant factor in Fiscal 2004.

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
     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to: competition, dependence on the IT market, softening in the computer network and platform market, rapidly changing technology and inventory obsolescence, dependence on key suppliers and supplier programs, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, the ability to meet financing obligations based on the impact of previously described factors and uneven patterns of quarterly sales.

Item 7A.    Quantitative and qualitative disclosures about market risk

The Company has assets, liabilities and cash flows in foreign currencies, primarily the Canadian dollar, creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts held by the Company at March 31, 2003. The Company held one forward foreign exchange contract in the amount of $2.5 million, with a maturity of 30 days, at March 31, 2002. The foreign exchange contracts utilized have had an immaterial impact on the Company’s results of operations for the three years ended March 31, 2003.
     The Company is currently exposed to interest rate risk primarily from the various floating-rate pricing mechanisms on the 2003 Revolver, however at March 31, 2003, there were no borrowings outstanding. Prior to March 2003, the Company was exposed to interest rate risk primarily from floating-rate pricing mechanisms on the Revolver and the Asset Securitization’s variable short-term market interest rates. Prior to October 2002, the interest rate exposure was managed by an interest rate swap used to fix the interest on a portion of the Revolver and through borrowing mainly on the Asset Securitization, with its lower market rates. The Company had entered into an interest rate swap agreement for purposes of serving as a hedge of the Company’s variable rate Revolver borrowings. The effect of the swap was to establish fixed rates on the variable rate debt and to reduce exposure to interest rate fluctuations. During Fiscal 2002, the Company had one interest rate swap with a notional amount of $25 million. This interest rate swap was terminated in October 2002 for a nominal gain. Pursuant to the swap agreement, the Company paid interest at a weighted-average fixed rate of 5.34% at March 31, 2002. The weighted-average LIBOR rate applicable to the agreement was 1.91% at March 31, 2002.

     Effective December 2001, the interest rate swap held became an ineffective hedge. In Fiscal 2002, a charge of $1.0 million was recognized when the Company reclassified $1.0 million from “Accumulated other comprehensive loss” into operations to realize the deferred loss from the previously effective interest rate hedge. The swap agreement had an immaterial impact on the Company’s results of operations for the fiscal years ended 2003 and 2002.

Item 8.    Financial statements and supplementary data

The information required by this item is set forth beginning at page 25 of this Annual Report on Form 10-K.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure

None.

part III

Item 10.    Directors and executive officers of the registrant

Information required by this Item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s Proxy Statement to be used in connection with the Company’s 2003 Annual Meeting of Shareholders to be held on July 29, 2003 (the “2003 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than five percent of the Company’s equity securities will be set forth in the 2003 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the Company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.    Executive compensation

The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading, “Election of Directors,” under the sub-heading “Information Regarding Meetings and Committees of the Board of Directors and Compensation of Directors,” and under the heading “Compensation of Executive Officers” under the sub-headings “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Supplemental Executive Retirement Plan,” and “Employment Agreements,” which information is incorporated herein by reference. The information set forth in the 2003 Proxy Statement under the subheadings, “Shareholder Return Performance Presentation,” “Compensation Committee Report on Executive Compensation,” and “Audit Committee Report” is not incorporated herein by reference.

Item 12.    Security ownership of certain beneficial owners and management and related shareholder matters

The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading “Share Ownership,” and under the heading “Compensation of Executive Officers” under the sub-heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain relationships and related transactions

Not applicable.

Item 14.    Controls and procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of Company management, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

part IV

Item 15.    Exhibits, financial statement schedules and reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:
     (1) and (2) Financial Statements and Financial Statement Schedules. The following Consolidated Financial Statements of the Company and its subsidiaries, the Financial Statement Schedule and the Report of Independent Auditors thereon, are included in this Annual Report on Form 10-K beginning on page 25:

Report of Independent Auditors
Report of Management
Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001
Consolidated Balance Sheets as of March 31, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2003, 2002 and 2001
     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
     (3) Listing of Exhibits
     See the Index to Exhibits beginning at page 52 of this Annual Report on Form 10-K.
(b) Reports on Form 8-K

Date	Item #	Subject

August 9, 2002	Item 5	Filing of sworn statements of the Principal Executive Officer and Principal Financial Officer as required by the Securities and Exchange Commission.
January 15, 2003	Item 5	Press Releases announcing the sale of the Company’s Industrial Electronics Division to Arrow Electronics, Inc.
February 28, 2003	Item 2	Pro Forma financial information of the Company showing the effect of the divestiture of the Industrial Electronics Division on the Company’s financial position and results of operations.
March 28, 2003	Item 5	Press Release announcing the closure of the Company’s Tender Offer for its outstanding 9.5% Senior Notes.

signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pioneer-Standard Electronics, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 19, 2003.

PIONEER-STANDARD ELECTRONICS, INC.

By:	/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President, Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 19, 2003.

Signature	Title

/s/ ARTHUR RHEIN Arthur Rhein	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVEN M. BILLICK Steven M. Billick	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES L. BAYMAN James L. Bayman	Director

/s/ CHARLES F. CHRIST Charles F. Christ	Director

/s/ THOMAS A. COMMES Thomas A. Commes	Director

/s/ HOWARD V. KNICELY Howard V. Knicely	Director

/s/ KEITH M. KOLERUS Keith M. Kolerus	Director

/s/ ROBERT A. LAUER Robert A. Lauer	Director

/s/ ROBERT G. MCCREARY, III Robert G. McCreary, III	Director

/s/ THOMAS C. SULLIVAN Thomas C. Sullivan	Director

certification of the chief executive officer

I, Arthur Rhein, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Pioneer-Standard Electronics, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
     6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: June 19, 2003

By:	/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President and
Chief Executive Officer

certification of the chief financial officer

I, Steven M. Billick, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Pioneer-Standard Electronics, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
     6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

By:	/s/ STEVEN M. BILLICK

Steven M. Billick
Executive Vice President, Treasurer and
Chief Financial Officer

PIONEER-STANDARD ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2003

report of independent auditors

Shareholders and the Board of Directors of

Pioneer-Standard Electronics, Inc. and Subsidiaries

      We have audited the accompanying Consolidated Balance Sheets of Pioneer-Standard Electronics, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer-Standard Electronics, Inc. and Subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 and Note 4 to the Consolidated Financial Statements, in 2003, Pioneer-Standard Electronics, Inc and Subsidiaries changed its method of accounting for losses on early extinguishments of debt and for goodwill, respectively. As discussed in Note 1 to the Consolidated Financial Statements, in 2002, Pioneer-Standard Electronics, Inc. and Subsidiaries changed its method of accounting for derivatives.

/S/ ERNST AND YOUNG LLP

Cleveland, Ohio

May 12, 2003

report of management

       The consolidated financial statements of Pioneer-Standard Electronics, Inc. have been prepared by the Company, which is responsible for their integrity and objectivity. These statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on informed judgments and estimates. The Company also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     The Company’s ethics policy, communicated throughout the organization, requires adherence to high ethical standards in the conduct of the Company’s business.
     The Company’s system of internal controls is designed to provide reasonable assurance that Company assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management’s authorization and are properly recorded. In establishing the basis for reasonable assurance, management balances the costs of the internal controls with the benefits they provide. The system contains self-monitoring mechanisms, and compliance is tested through an extensive program of site visits and audits by the Company’s internal auditors.
     The Company’s independent auditors, Ernst & Young LLP, audited the consolidated financial statements in accordance with auditing standards generally accepted in the United States. These standards include obtaining an understanding of internal controls sufficient to plan the audit and to determine the nature, timing and extent of testing performed.
     The Audit Committee of the Board of Directors, consisting of independent directors, meets regularly with the Company’s management, internal auditors and independent auditors and reviews audit plans and results, as well as management’s actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Members of management, the internal auditors, and the independent auditors have direct and confidential access to the Audit Committee at all times.

/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President and Chief Executive Officer

/s/ STEVEN M. BILLICK

Steven M. Billick
Executive Vice President, Treasurer and
Chief Financial Officer

consolidated statements of operations

Pioneer-Standard Electronics, Inc. and Subsidiaries

	Year Ended March 31
(Dollars In Thousands, Except Share and Per Share Data)	2003	2002	2001

Net Sales	$1,171,631	$1,294,322	$1,431,838
Cost of Goods Sold	1,022,378	1,123,839	1,253,631

Gross margin	149,253	170,483	178,207
Operating Expenses
Warehouse, selling and administrative expenses	135,899	154,682	163,182
Restructuring charges	20,697	473	—
Write-down of information technology system assets	—	—	14,200

Operating Income (Loss)	(7,343)	15,328	825
Other (Income) Expense
Other income, net	(966)	(873)	(479)
Investment impairment	14,600	—	—
Interest expense, net	9,343	11,257	16,257
Loss on retirement of debt	1,164	—	771

Income (Loss) Before Income Taxes	(31,484)	4,944	(15,724)
Provision (benefit) for income taxes	(11,739)	1,618	(3,713)

	(19,745)	3,326	(12,011)
Distributions on mandatorily redeemable convertible trust preferred securities, net of tax	6,315	6,237	6,305

Loss from Continuing Operations	$(26,060)	$(2,911)	$(18,316)
Income (Loss) from Discontinued Operations, net of taxes (See Note 2)	18,777	(4,136)	52,892

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$(7,283)	$(7,047)	$34,576
Cumulative Effect of Change in Accounting Principle, net of $1.9 million tax benefit	(34,795)	—	—

Net Income (Loss)	$(42,078)	$(7,047)	$34,576

Per Share Data:
Basic and Diluted
Loss from Continuing Operations	$(0.96)	$(0.11)	$(0.68)
Income (Loss) from Discontinued Operations	0.69	(0.15)	1.97

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$(0.27)	$(0.26)	$1.29
Cumulative Effect of Change in Accounting Principle	(1.27)	—	—

Net Income (Loss)	$(1.54)	$(0.26)	$1.29

Weighted Average Shares Outstanding:
Basic and Diluted	27,291,683	27,040,171	26,793,457

See accompanying Notes to Consolidated Financial Statements.

consolidated balance sheets

Pioneer-Standard Electronics, Inc. and Subsidiaries

	March 31
(Dollars In Thousands)	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$318,543	$21,400
Accounts receivable, net of allowance of $2,969 in 2003 and $3,156 in 2002	170,708	207,744
Inventories, net	48,285	74,145
Deferred income taxes	6,244	7,208
Prepaid expenses	737	1,181
Assets of discontinued operations	43,367	385,512

Total current assets	587,884	697,190
Investments and Other Assets
Goodwill	117,545	117,462
Investments in affiliated companies	19,592	28,169
Other assets	10,625	10,831
Property and Equipment, at cost
Land	480	77
Buildings	5,542	2,119
Furniture and equipment	54,825	85,425
Software	29,952	59,574
Leasehold improvements	14,507	18,373

	105,306	165,568
Less accumulated depreciation and amortization	67,069	102,283

Property and equipment, net	38,237	63,285

Total Assets	$773,883	$916,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$139,185	$137,244
Accrued liabilities	18,901	25,054
Liabilities of discontinued operations	26,127	74,286

Total current liabilities	184,213	236,584
Long-Term Debt	130,995	179,000
Deferred Income Taxes	7,000	13,872
Other Long-Term Liabilities	9,450	3,109
Mandatorily Redeemable Convertible Trust Preferred Securities	143,675	143,675

SHAREHOLDERS’ EQUITY
Serial preferred shares, without par value; authorized 5,000,000; issued and outstanding — none	—	—
Common shares, without par value, at $0.30 stated value: authorized 80,000,000 shares; 32,056,950 and 31,781,671 shares outstanding in 2003 and 2002, respectively, including 3,589,940 and 3,965,740, subscribed-for shares, in 2003 and 2002, respectively	9,535	9,452
Capital in excess of stated value	113,655	133,932
Retained earnings	214,448	259,876
Unearned employee benefits	(30,299)	(56,115)
Unearned compensation on restricted stock	(4,575)	(3,289)
Accumulated other comprehensive loss	(4,214)	(3,159)

Total shareholders’ equity	298,550	340,697

Total Liabilities and Shareholders’ Equity	$773,883	$916,937

See accompanying Notes to Consolidated Financial Statements.

consolidated statements of shareholders’ equity

Pioneer-Standard Electronics, Inc. and Subsidiaries

		Stated	Capital in			Unearned	Accumulated
		value of	excess of		Unearned	compensation	other
	Common	Common	stated	Retained	employee	on restricted	comprehensive
(Dollars and Shares in Thousands)	shares	shares	value	earnings	benefits	stock	income (loss)	Total

Balance at March 31, 2000	31,350	$9,323	$137,092	$238,968	$(63,885)	$(7,526)	$10,093	$324,065
Net income	—	—	—	34,576	—	—	—	34,576
Unrealized translation adjustment	—	—	—	—	—	—	(1,940)	(1,940)
Unrealized loss on securities, net of $2.6 million tax benefit	—	—	—	—	—	—	(4,188)	(4,188)

Total comprehensive income	—	—	—	—	—	—	$(6,128)	$28,448

Value change in subscribed-for shares	—	—	(14,197)	—	14,197	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,298)	—	—	—	(3,298)
Shares issued upon exercise of stock options	318	96	2,422	—	—	—	—	2,518
Tax benefit related to exercise of stock options	—	—	278	—	—	—	—	278
Amortization of unearned compensation	—	—	—	—	—	2,246	—	2,246

Balance at March 31, 2001	31,668	9,419	125,595	270,246	(49,688)	(5,280)	3,965	354,257
Net loss	—	—	—	(7,047)	—	—	—	(7,047)
Cumulative effect of change in accounting for derivatives and hedging, net of $0.1 million tax benefit	—	—	—	—	—	—	(218)	(218)
Current period cash flow hedging activity, net of $0.6 million tax benefit	—	—	—	—	—	—	(889)	(889)
Reclassification of hedging activity into earnings, net of $0.7 million tax	—	—	—	—	—	—	1,107	1,107
Unrealized translation adjustment	—	—	—	—	—	—	(1,188)	(1,188)
Unrealized loss on securities, net of $3.8 million tax benefit	—	—	—	—	—	—	(5,936)	(5,936)

Total comprehensive loss	—	—	—	—	—	—	$(7,124)	$(14,171)

Shares transferred from trust	—	—	(149)	—	1,268	—	—	1,119
Value change in subscribed-for shares	—	—	7,695	—	(7,695)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,323)	—	—	—	(3,323)
Shares issued upon exercise of stock options	109	32	543	—	—	—	—	575
Tax benefit related to exercise of stock options	—	—	174	—	—	—	—	174
Converted Trust preferred securities	5	1	74	—	—	—	—	75
Amortization of unearned compensation	—	—	—	—	—	1,991	—	1,991

Balance at March 31, 2002	31,782	9,452	133,932	259,876	(56,115)	(3,289)	(3,159)	340,697
Net loss	—	—	—	(42,078)	—	—	—	(42,078)
Unrealized translation adjustment	—	—	—	—	—	—	(100)	(100)
Unrealized loss on securities, net of $6.1 million tax benefit	—	—	—	—	—	—	(10,968)	(10,968)
Reclassification of unrealized losses into earnings, net of $5.4 million tax	—	—	—	—	—	—	10,013	10,013

Total comprehensive loss	—	—	—	—	—	—	$(1,055)	$(43,133)

Shares transferred from trust	(376)	(113)	(3,085)	—	3,198	—	—	—
Value change in subscribed-for shares	—	—	(22,618)	—	22,618	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,350)	—	—	—	(3,350)
Shares issued upon exercise of stock options	275	83	2,068	—	—	—	—	2,151
Tax benefit related to exercise of stock options	—	—	273	—	—	—	—	273
Restricted stock awards	376	113	3,085	—	—	(3,198)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,912	—	1,912

Balance at March 31, 2003	32,057	$9,535	$113,655	$214,448	$(30,299)	$(4,575)	$(4,214)	$298,550

See accompanying Notes to Consolidated Financial Statements.

consolidated statements of cash flows

Pioneer-Standard Electronics, Inc. and Subsidiaries

	Year ended March 31
(Dollars in Thousands)	2003	2002	2001

Cash Flows From Operating Activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(60,855)	$(2,911)	$(18,316)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Cumulative effect of change in accounting principle	34,795	—	—
Investment impairment	14,600	750	—
Write-off of deferred financing fees	1,788	—	771
Write-down of information technology system assets	—	—	14,200
Depreciation	8,829	8,426	8,699
Amortization	7,994	15,279	12,857
Deferred income taxes	(5,545)	(1,115)	3,012
Changes in working capital, excluding effect of discontinued operations
Accounts receivable	37,036	52,142	(47,785)
Inventories	25,860	40,156	61,091
Accounts payable	1,941	(8,096)	13,787
Accrued liabilities	(5,822)	2,619	6,856
Other working capital	1,607	(557)	(3,392)
Other	1,374	935	1,135

Total adjustments	124,457	110,539	71,231

Net cash provided by operating activities	63,602	107,628	52,915
Cash Flows From Investing Activities:
Additions to property and equipment	(8,404)	(5,837)	(18,792)
Proceeds from sale of Industrial Electronics Division	226,649	—	—
Investments in affiliated companies	—	(951)	(13,862)
Proceeds from sale of assets	1,389	—	—

Net cash provided by (used for) investing activities	219,634	(6,788)	(32,654)
Cash Flows From Financing Activities:
Payments on notes payable	—	—	(26,086)
Revolving credit borrowings	7,780	664,950	1,311,350
Revolving credit payments	(7,780)	(905,890)	(1,240,410)
Accounts receivable securitization financing borrowings	17,600	248,290	—
Accounts receivable securitization financing payments	(46,600)	(219,290)	—
Buyback of 9.5% Senior Notes	(20,218)	-	—
Principal payments under long-term obligations	(22)	(189)	(3,009)
Debt financing costs paid	(631)	(666)	(1,463)
Issuance of common shares under company stock option plan	2,151	575	2,518
Dividends paid	(3,350)	(3,323)	(3,298)

Net cash provided by (used for) financing activities	(51,070)	(215,543)	39,602
Cash flows provided by (used for) continuing operations	232,166	(114,703)	59,863
Cash flows provided by (used for) discontinued operations	64,977	94,722	(52,735)

Net Increase (Decrease) in Cash	297,143	(19,981)	7,128
Cash at Beginning of Year	21,400	41,381	34,253

Cash at End of Year	$318,543	$21,400	$41,381

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$15,145	$22,975	$32,973
Cash payments for income taxes	$3,614	$2,392	$25,493
Distributions on convertible trust preferred securities	$12,123	$9,703	$9,703
Change in value of available-for-sale securities, net of tax	$(955)	$(5,936)	$(4,188)

See accompanying Notes to Consolidated Financial Statements.

notes to consolidated financial statements

Pioneer-Standard Electronics, Inc. and Subsidiaries

1

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Operations — Pioneer-Standard Electronics, Inc. and its subsidiaries (the “Company” or “Pioneer-Standard”) distributes and resells a broad range of enterprise computer systems products, including servers, storage, software and services. These products are sold to value-added resellers and commercial end-users. The Company has operations in North America and strategic investments in the United States and Europe.

     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliated companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated in consolidation.
     Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
     Revenue Recognition — Revenue from product sales is generally recognized upon shipment provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. In addition, the Company provides for bad debts. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in “Cost of Goods Sold” in the accompanying Consolidated Statements of Operations.
     A portion of the Company’s business involves shipments directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. The Company, acting as principal to the sale, recognizes revenue when the Company is notified by the supplier that the product is shipped. In addition, the Company has certain business with select customers and suppliers that is accounted for on an agency basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” In such cases, the terms of the transactions govern revenue recognition.
     Supplier Programs — Pioneer-Standard participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. In addition, the Company receives incentives from suppliers related to cooperative advertising allowances, price protection and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as adjustments to gross margin or net advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred.
     Income Taxes — Income tax expense includes U.S. and foreign income taxes and is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized.
     Foreign Currency — The functional currency of the Company’s foreign subsidiaries is the applicable local currency. For those foreign operations, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income statement accounts are translated at the monthly average exchange rates prevailing during the year. The gains or losses resulting from these translations are recorded as a separate component of “Accumulated other comprehensive income (loss)” in Shareholders’ Equity. Gains or losses resulting from realized foreign currency transactions are included in operations.

     Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     Fair Value of Financial Instruments — Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short-term maturities. The fair values of the Company’s public debt financial instruments were determined using quoted market prices. Other financial instruments held or used by the Company are investments in affiliated companies, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.
     Investments in Affiliated Companies — The Company enters into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company has investments in affiliates accounted for using the equity method and equity securities accounted for using the cost method. For those investments accounted for under the equity method, the Company’s proportionate share of income or losses from affiliated companies is recorded in “Other (Income) Expense” on the Consolidated Statements of Operations.
     The Company’s marketable equity securities are classified as “available-for-sale” and are carried at fair value, with unrealized gains and losses, net of tax, recorded in “Accumulated other comprehensive loss” included in the Shareholders’ Equity section of the Consolidated Balance Sheets. Non-marketable equity securities are carried at cost, as there are no quoted market prices available for these securities.
     As a matter of policy, management continually monitors the change in the value of its investments and regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, management’s intent to hold the investment and the financial condition of and specific prospects of the issuer. In determining whether or not impairment exists, the Company evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate. Impairment of investment securities results in a non-cash, pre-tax charge to “Other (Income) Expense” if a market decline below cost is deemed other than temporary.
     Derivatives — The Company’s primary objective for holding derivative financial instruments is to manage risks associated with fluctuations in foreign currency and interest rates. The Company’s derivative instruments are recorded at fair value and are included in “Other Assets” and “Accrued Liabilities” in the accompanying March 31, 2002 Consolidated Balance Sheet. The fair value of these derivative contracts was obtained through independent brokers. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive loss” in Shareholders’ Equity and are recognized in operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in operations. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in operations, and generally offset changes in the values of assets and liabilities. The Company does not currently hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     Foreign Currency Exchange Contracts — The Company, when deemed necessary, uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts are used to hedge short-term firm commitments and transactions denominated in currencies other than the subsidiaries’ functional currency. These contracts are not designated as hedging instruments. The gains and losses from changes in the market value of these contracts are recognized in “Other (Income) Expense” and offset the foreign exchange gains and losses on the underlying transactions. There were no foreign currency exchange contracts held by the Company at March 31, 2003. At March 31, 2002, the Company held one thirty-day forward foreign currency exchange contract, denominated in Canadian dollars, in the notional amount of $2.5 million. Fair value at March 31, 2002 equaled the notional amount as this contract was entered into on the last day of the fiscal year.
     Interest Rate Swaps — The Company, at times, uses interest rate swap agreements to partially reduce risks related to floating-rate financing agreements, which are subject to changes in the market rate of interest. These are designated as cash flow hedges. As of March 31, 2003, the Company held no interest rate swap agreements. However, prior to December 2001, the Company held two interest rate swaps, each with a notional amount of $25 million. The terms of the interest rate swap agreements required the Company to receive a variable interest rate and pay a fixed interest rate. Both interest rate swap agreements qualified as fully effective cash flow hedges against the Company’s floating interest rate risk. Hedge effectiveness was measured by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap. Cash flows related to these interest rate swap agreements were included in “Interest expense, net” over the term of the agreements. During 2001, one of the swaps expired. At that same time, the remaining swap became ineffective and the unrealized loss of $1.0 million previously included in “Accumulated other comprehensive loss” was charged to operations. During October 2002, this interest rate swap was terminated for a nominal gain.

     Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk on accounts receivable is mitigated by the Company’s large number of customers and their dispersion across many different industries and geographies. The Company extends credit based on customers’ financial conditions and generally, collateral is not required. To further reduce credit risk associated with accounts receivable, the Company also performs periodic credit evaluations of its customers.
     Concentration of Supplier Risk — The Company sells products supplied by five primary suppliers. During the 2003, 2002 and 2001 fiscal years, products purchased from the Company’s two largest suppliers accounted for 83%, 85% and 85%, respectively, of the Company’s sales volume. The Company’s largest supplier, IBM, supplied 63%, 57% and 48% of the Company’s sales volumes in Fiscal 2003, 2002 and 2001, respectively.
     With the acquisition of Compaq Computer Corporation (“Compaq”) by Hewlett-Packard Company (“HP”) in May 2002, sales of products sourced by the combined HP/Compaq entity accounted for 20%, 28% and 38% in Fiscal 2003, 2002 and 2001, respectively. The Company was not an HP distributor until Fiscal 2003.
     Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market, net of related reserves. The Company’s inventory is constantly monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. Reserves for slow-moving and obsolete inventory were $4.5 million and $5.1 million at March 31, 2003 and 2002, respectively.
     Goodwill — Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Effective April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are no longer subject to amortization but rather are subject to periodic impairment testing. Accordingly, the Company ceased amortization of all goodwill upon adoption. Prior to adoption, goodwill was amortized on a straight-line basis over periods of 15 to 40 years. Accumulated amortization of goodwill was $13.8 million at March 31, 2002. The Company has no identifiable intangible assets other than goodwill.
     SFAS No. 142 requires that goodwill be tested for impairment upon adoption (the transition impairment test) and at least annually, thereafter. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company engaged an independent valuation consultant to assist in performing the transition and annual impairment tests and calculating the fair value of goodwill. The Company plans to perform the annual impairment test as of January 1st. Goodwill will also be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.
     Prior to adoption of SFAS No. 142, the Company regularly evaluated its goodwill for impairment, considering such factors as historical and future profitability.
     Long-Lived Assets — Property and equipment are recorded at cost. Major renewals and improvements are capitalized, as are interest costs on capital projects. Minor replacements, maintenance, repairs and reengineering costs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.
     Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings – 10 to 40 years; furniture – 7 to 10 years; equipment – 3 to 10 years; software – 3 to 10 years; and leasehold improvements over the applicable lease periods. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $14.8 million, $16.9 million and $14.7 million during Fiscal 2003, 2002 and 2001, respectively.

     The Company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the net book value of the assets exceeds the future undiscounted cash flows attributable to such assets.

     Stock-Based Compensation — As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized, and the options are not recognized in the financial statements until they are exercised. However, the Company provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value method had been applied. The pro forma amounts that are disclosed in the table below reflect the portion of the estimated fair value of awards that was earned for the years ended March 31, 2003, 2002 and 2001. Because the pro forma expense determined under the fair value method relates only to stock options that were granted as of March 31, 2003, 2002 and 2001, the impact of applying the fair value method is not indicative of future amounts. Additional grants in future years are anticipated, which will increase the pro forma compensation expense and thus reduce and increase future pro forma net income (loss), respectively.

(In Thousands, Except Per Share Data)	2003	2002	2001

Net income (loss), as reported	$(42,078)	$(7,047)	$34,576
Compensation expense as determined under SFAS 123, net of related tax effects	(3,365)	(4,030)	(3,994)

Pro forma net income (loss)	$(45,443)	$(11,077)	$30,582
Basic and Diluted, as reported	$(1.54)	$(0.26)	$1.29
Basic and Diluted, pro forma	$(1.67)	$(0.41)	$1.14

     The fair market value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Dividend yield	1.0%	1.0%	1.0%
Expected volatility	48.4%	48.6%	45.7%
Risk-free interest rate	3.81%	5.28%	4.80%
Expected life	6 years	8 years	8 years
Weighted average fair value of options granted	$6.94	$7.04	$7.12

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of Common Shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Securities or other contracts to issue common shares are included in the per share calculations where the effect of their inclusion would be dilutive.

     Comprehensive Income (Loss) — Comprehensive income (loss) is defined as Net Income (Loss) plus the aggregate change in Shareholders’ Equity, excluding changes in ownership interests, referred to as accumulated other comprehensive income (loss). At March 31, 2003 and 2002, “Accumulated other comprehensive loss,” included in Shareholders’ Equity, consisted of foreign currency translation losses of $4.2 million and $4.1 million, respectively, and unrealized gains on securities of zero and $0.9 million, respectively.
     Segment Reporting — Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company is a distributor and reseller of enterprise computer systems and related products, such as storage and software, and accordingly operates in one segment.
     Recent Accounting Standards — In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business, as previously defined in that Opinion. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this Statement effective April 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset’s carrying value may not be recoverable. The estimate of an asset’s fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. This statement was used as a basis for reporting the Company’s discontinued operations and calculating the asset impairments occurring as a result of the disposal. See further discussion of the impact of this Statement on the Company’s financial position and results of operations in Notes 2 and 3.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior period gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. The Company early adopted this Statement effective March 31, 2003. During Fiscal 2001, the Company entered into a new bank agreement and terminated the old agreement. The related deferred financing costs of $0.8 million written-off as a result of the termination, which were previously recorded as an extraordinary charge, have been reclassified to continuing operations in the accompanying Consolidated Statement of Operations.
     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company adopted this Statement effective January 1, 2003 and used the guidelines as a basis for reporting exit and disposal activities related to the Company’s discontinued operations and restructuring. See further discussion of the impact on the Company’s financial position and results of operations in Notes 2 and 3.
     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken for those guarantees initiated or modified after December 31, 2002. As of March 31, 2003, the Company does not have any outstanding guarantees that would require additional disclosure. The Company will adopt prospectively the initial recognition and measurement provisions of this Interpretation for guarantees, if any, issued after March 31, 2003.
     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and increased disclosure requirements are effective for the year ended March 31, 2003. The Company has adopted the provisions of SFAS No. 148 as of March 31, 2003.
     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The company was required to adopt this Interpretation in the fourth quarter of Fiscal 2003, for any variable interest entities created subsequent to January 31, 2003 and is required to adopt the provisions on July 1, 2003 for entities created prior to February 1, 2003. The company does not have any variable interest entities, and therefore the adoption of this Standard did not have an impact on the Company’s financial position or results of operations.

     On April 1, 2001, Pioneer-Standard adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments and for hedging activities. They require companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. The adoption of SFAS No. 133 resulted in a charge to “Accumulated other comprehensive loss” of $0.2 million, net of $0.1 million tax benefit for a change in accounting relating to the Company’s derivative instruments.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations completed after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also establishes, for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted this Statement effective with its acquisition of Aprisa, Inc. in December 2001. The intangible assets acquired were accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” issued by the FASB in July 2001, effective for all acquisitions after June 30, 2001.
     In September 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires shipping and handling amounts billed to a customer to be classified as revenue. In addition, the EITF’s preference is to classify shipping and handling costs as “cost of sales.” In the fourth quarter of Fiscal 2001, the Company changed its method of reporting to comply with EITF Issue No. 00-10. As a result of this implementation, the Company reclassified these amounts from “Operating Expenses,” where they had previously been shown “net,” into the appropriate revenue and cost of goods sold captions. All prior periods were reclassified for consistency.
     Accounting Standards Not Yet Adopted — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The company is required to adopt this Statement in the first quarter of Fiscal 2004. The adoption is not expected to have an impact on the Company’s consolidated financial position and results of operations.
     In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. There were no new agreements modified or entered into between January 1, 2003 and March 31, 2003. The Company will adopt the provisions of this issue for all agreements modified or entered into on or after April 1, 2003. Pioneer-Standard expects the adoption of this issue will not have a material impact on the Company’s consolidated financial position and results of operations, but believes adoption will result in the reclassification of certain amounts currently classified as a reduction of advertising expense to a reduction of cost of sales on a prospective basis.
     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its results of operations or financial position.
     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company will adopt SFAS No. 150 effective July 1, 2003. The Company has not yet determined what impact the adoption of this Statement will have on its results of operations or financial position.
     Reclassifications — Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

DISCONTINUED OPERATIONS

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In addition, as of the sale date, the Company announced its strategic transformation to focus solely on its enterprise computer systems business. Cash proceeds from the sale of IED are estimated to total $240 million, subject to purchase price adjustments, of which approximately $227 million has been collected as of March 31, 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, (“WPI”), an Asian distributor of electronic components. The buyer also assumed certain liabilities.

     As a result of the sale of the Company’s shares of WPI stock, the Company realized a $1.0 million loss on the sale of this investment, as unrealized losses that had been previously recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets were charged to operations. The loss was included in the gain on sale of net assets within “Income from Discontinued Operations” on the accompanying Statement of Operations for the year ended March 31, 2003.
     In December 2001, Pioneer-Standard acquired a majority interest in Aprisa, Inc. (“Aprisa”), an Internet-based start-up corporation, which created customized software for the electronic components market. As a result of the IED sale and Pioneer-Standard’s subsequent decision to become solely an enterprise computer systems business, Aprisa ceased to provide strategic value to the Company and the operations were discontinued.
     The disposition of IED and discontinuation of Aprisa’s operations represent a disposal of a “component of an entity” as defined by SFAS No. 144. Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect IED and Aprisa as discontinued operations for all periods.
     Included in Income (Loss) from Discontinued Operations are net sales of $758.4 million, $1.0 billion and $1.5 billion for the years ended March 31, 2003, 2002 and 2001, respectively. In addition, the Company has allocated interest to discontinued operations based on net assets.
     For the years ended March 31, 2003, 2002 and 2001, the Company reported Income from Discontinued Operations of $18.8 million, net of $9.3 million in income taxes, a Loss from Discontinued Operations of $4.1 million, net of $3.1 million in income taxes and Income from Discontinued Operations of $52.9 million, net of $29.1 million in income taxes, respectively. The Income (Loss) from Discontinued Operations for the periods ended March 31, 2002 and 2001 consisted of normal operating results of IED and Aprisa. For the year ended March 31, 2003, Income from Discontinued Operations was comprised of the following:

(Dollars in Thousands)

Gain on sale of net assets	$58,047
Transaction costs	(4,527)

Net gain on sale		$53,520
Restructuring Charges
Severance costs	(5,913)
Facilities	(5,028)
Asset impairment	(17,435)
Other	(274)

Total Restructuring Charges		(28,650)
Income before income taxes of IED and Aprisa for the year ended March 31, 2003		3,197

Income from Discontinued Operations, before income tax		$28,067

     Severance costs relate to the severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income provided by external brokers, for approximately 30 vacated locations no longer required as a result of the sale. These leases have expiration dates extending to 2010.

     The asset impairment charge represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction.

     In Fiscal 2002, management committed to a restructuring plan for certain IED operations (the “2002 Restructuring”). As a result of this action, the Company recognized restructuring charges totaling approximately $10.9 million, pre-tax. The restructuring charges consisted of approximately $3.3 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 80 personnel. In addition, the restructuring charges included provisions related to inventory valuation adjustments of $7.6 million for excess and obsolete inventory primarily associated with the Company’s decision, as part of the restructuring plan, to close its Electronics Manufacturing Resources and Services facility and to terminate certain supplier and customer relationships. As of March 31, 2002, no payments had been made for any of these obligations. During the first quarter of Fiscal 2003, the Company increased the reserve for severance and related benefits for eight additional employees. In the third quarter, the Company reversed $0.4 million of the reserve as estimates differed from actual payments. Severance and related benefits were paid to 88 personnel during the year ended March 31, 2003.
     The utilization of these various charges for the year ended March 31, 2003 is as follows:

	Severance		Asset
(Dollars in Thousands)	Costs	Facilities	Impairment	Inventory	Total

Balance at March 31, 2002 (2002 Restructuring)	$1,414	$1,909	$—	$7,600	$10,923
Disposal of inventory	—	—	—	(7,600)	(7,600)
Provision	333	—	—	—	333
Payments	(1,418)	(564)	—	—	(1,982)
Reversals	(205)	(201)	—	—	(406)

Balance of discontinued reserves prior to sale	$124	$1,144	$—	$—	$1,268
2003 Restructuring Charges	5,913	5,028	17,435	274	28,650
Severance costs not funded by Pioneer-Standard	3,491	—	—	—	3,491
Reclassifications	48	155	—	—	203
Payments	(2,244)	(542)	—	—	(2,786)
Disposal of assets	—	—	(17,435)	—	(17,435)

Balance at March 31, 2003	$7,332	$5,785	$—	$274	$13,391

     As part of the Purchase and Sale Agreement, certain severance costs are reimbursed by the purchaser. Therefore, a corresponding receivable to the aforementioned accrual has been established in “Assets from Discontinued Operations” in the accompanying Consolidated Balance Sheet at March 31, 2003. Approximately $10.9 million of the remaining reserve balance is expected to be spent before the end of Fiscal 2004, with $3.5 million reimbursed by the Purchaser.

     The following is a summary of the net assets of IED and Aprisa at March 31, 2003 and 2002:

(Dollars in Thousands)	2003	2002

Cash	$12	$2,052
Accounts receivable	30,515	107,548
Inventories	769	193,015
Goodwill	—	36,688
Investments	—	17,501
Other	6,384	11,388
Property and equipment, net	5,687	17,320

Assets of discontinued operations	$43,367	$385,512

Accounts payable	4,132	63,872
Accrued liabilities	21,995	10,414

Liabilities of discontinued operations	$26,127	$74,286

RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of Fiscal 2003, resulting from the sale of the Industrial Electronics Division, the Company announced that it would restructure its remaining business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. As a result of this restructuring, the Company recorded restructuring charges totaling $20.7 million, classified in the Fiscal 2003 Consolidated Statement of Operations as “Restructuring Charges,” for the impairment of facilities and other assets no longer required, and severance, incentives and other employee benefit costs, including amounts accrued for payments that are to be made pursuant to certain tax “gross up” provisions of the restricted stock award agreements discussed in Note 14, incurred in connection with downsizing the corporate structure.

     Severance, incentives and other employee benefit costs are to be paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by estimated future sublease income provided by an external broker, for a vacant warehouse that represents excess capacity as a result of the sale. The lease on this facility extends through 2017. The asset impairment charge represents the write-down to fair value of assets that were abandoned as part of the Corporate restructuring since they were inconsistent with the Company’s ongoing strategic plan.
     In Fiscal 2002, management committed to a restructuring plan for certain Corporate and enterprise computer system operations. As a result of this action, the Company recognized restructuring charges totaling approximately $1.5 million, of which $1.0 million is included in Fiscal 2002 “Cost of Goods Sold” and $0.5 million is classified in the Fiscal 2002 Consolidated Statement of Operations as “Restructuring Charges.” The restructuring charges relate to severance and other employee benefits to be paid to approximately 20 personnel. As of March 31, 2002, no payments had been made for any of these expenses. In addition to costs associated with personnel reductions, the restructuring charges included provisions related to inventory valuation adjustments.
     The changes to the Company’s restructuring accrual since March 31, 2002 are as follows:

	Severance &
	Other Employee		Asset
(Dollars in Thousands)	Costs	Facilities	Impairment	Inventory	Total

Balance at March 31, 2002 (2002 restructuring)	$473	$—	$—	$1,000	$1,473
Disposal of inventory	—	—	—	(1,000)	(1,000)
Payments	(473)		—	—	(473)

Balance of reserves prior to 2003 restructuring	$—	$—	$—	$—	$—
2003 restructuring charges	5,909	6,135	8,653	—	20,697
Reclassifications	—	103	—	—	103
2003 payments	(178)	(141)	—	—	(319)
Disposal of assets	—	—	(8,653)	—	(8,653)

March 31, 2003	$5,731	$6,097	$—	$—	$11,828

     Approximately $6.5 million of the remaining balance is expected to be spent before the end of Fiscal 2004.

     In 2001, the Company concluded a review of IT system assets and determined that certain work-in-process components totaling $14.2 million would not be integrated into the current systems and were thus abandoned. These assets were charged to expense in the fourth quarter of 2001.

GOODWILL

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement, among other things, eliminates the amortization of goodwill and other intangibles that have indefinite lives but requires annual tests for determining impairment of those assets. All other intangible assets continue to be amortized over their estimated useful lives. Effective April 1, 2002, the Company discontinued amortization of its goodwill in accordance with SFAS No. 142.

     Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an independent valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003. The goodwill impairment was comprised of $25.6 million for IED and $11.0 million for the operations of Aprisa. Both of these businesses are reported as discontinued operations.

     Pro forma information, assuming the non-amortization provisions of SFAS No. 142 were adopted in the prior years, is as follows:

	Year Ended March 31
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001

Loss from Continuing Operations, as reported	$(26,060)	$(2,911)	$(18,316)
Add: Goodwill amortization, net of tax	—	3,117	3,407

Income (loss) from Continuing Operations, pro forma	$(26,060)	$206	$(14,909)

Net income (loss), as reported	$(42,078)	$(7,047)	$34,576
Add: Goodwill amortization, net of tax	—	3,117	3,407

Net income (loss), pro forma	$(42,078)	$(3,930)	$37,983

Per Share Data:
Loss from Continuing Operations, as reported — basic and diluted	$(0.96)	$(0.11)	$(0.68)
Add: Goodwill amortization, net of tax	—	0.12	0.12

Income (loss) from Continuing Operations, pro forma — basic and diluted	$(0.96)	$0.01	$(0.56)

Net income (loss), as reported — basic and diluted	$(1.54)	$(0.26)	$1.29
Add: Goodwill amortization, net of tax	—	0.12	0.12

Net income (loss), pro forma — basic and diluted	$(1.54)	$(0.14)	$1.41

INVESTMENTS IN AFFILIATED COMPANIES

The Company has investments in affiliates accounted for using the equity method and equity securities accounted for using the cost method. At March 31, 2003 and 2002, Investments in Affiliated Companies consisted of the following:

(Dollars in Thousands)	2003	2002

Magirus AG (“Magirus”) — 20% equity investment	$12,141	$10,517
Eurodis Electron PLC (“Eurodis”) — at market	2,403	12,604
Other non-marketable equity securities — at cost	5,048	5,048

	$19,592	$28,169

     The Company holds publicly traded equity securities in Eurodis, a European distributor of electronic components headquartered in London, England. This investment was acquired as a strategic investment and is accounted for as an available-for-sale security. Management continually monitors the change in the value of its available-for-sale investment to determine whether declines in market value below cost are other-than-temporary. The Company makes such a determination based upon criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition of and specific prospects of the issuer. In addition, the Company evaluates its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. As of March 31, 2003 and 2002, the market value of Pioneer-Standard’s investment in Eurodis was $2.4 million and $12.6 million, respectively, as compared with a cost basis of approximately $17.0 million.

     In 2002, the Company determined that the market value decline was temporary following the Company’s policy as set forth above and in Note 1 to the Consolidated Financial Statements, and as such, changes in market value were included in “Accumulated other comprehensive loss” in the Shareholders’ Equity section of the accompanying March 31, 2002 Consolidated Balance Sheet. In 2003, as a result of the Company’s sale of IED and subsequent change in business focus, Pioneer-Standard’s intent concerning this investment changed. The investment no longer holds strategic value and it is not the Company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary, and the Company recognized a $14.6 million impairment charge to reduce the carrying value to market value. This non-cash charge is included as “Investment impairment” in “Other (Income) Expense” in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     In May 2000, the Company acquired an equity interest in Magirus, a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The purchase price was $9.6 million and the investment is accounted for under the equity method. In January 2002, the Company invested an additional $1.0 million in Magirus to maintain its 20% equity interest.

LEASE COMMITMENTS

The Company leases certain office and warehouse facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Certain facilities and equipment leases contain renewal options for periods up to 10 years. Future minimum lease payments at March 31, 2003 under all non-cancelable operating leases, exclusive of real estate taxes, insurance and leases related to facilities closed as a result of the divestiture and restructuring of the Company are: $4.9 million in 2004; $4.3 million in 2005; $3.7 million in 2006; $2.5 million in 2007; $2.1 million in 2008; and $14.0 million thereafter. Minimum rental commitments for leases related to facilities closed as a result of the divestiture and restructuring are $3.6 million in 2004; $2.8 million in 2005; $1.6 million in 2006; $1.1 million in 2007; $0.4 million in 2008; and $9.0 million thereafter.

     Rental expense for all non-cancelable operating leases amounted to $11.8 million, $11.5 million and $10.8 million for Fiscal 2003, 2002 and 2001, respectively.

FINANCING ARRANGEMENTS

Long-term debt at March 31, 2003 and 2002, consisted of the following:

(Dollars in Thousands)	2003	2002

Accounts Receivable Securitization financing	$—	$29,000
Senior Notes, due August 2006	130,963	150,000
Other	37	59

	131,000	179,059
Less current maturities of long-term debt	5	59

	$130,995	$179,000

Accounts Receivable Securitization financing — Weighted average stated interest rate	—	1.86%
Interest rate swap agreements
Notional amounts	—	$25,000
Fair market value — net payable	—	$(728)
Weighted average LIBOR rates applicable to interest rate swaps	—	1.91%
Weighted average effective interest rate paid under interest rate swap agreements	—	5.34%

     In October 2001, the Company completed a three-year Accounts Receivable Securitization financing (the “Asset Securitization”) that provided for borrowings up to $150 million, limited to certain borrowing base calculations, and was secured by certain trade accounts receivable. Under the terms of the agreement, the Company transferred receivables to a wholly-owned consolidated subsidiary that in turn utilized the receivables to secure the borrowings, which were funded through a vehicle that issues commercial paper in the short-term market. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and included in “Interest expense, net” in the accompanying Consolidated Statements of Operations. In February 2003, the Company canceled the Asset Securitization, based on the Company’s strong liquidity position and low anticipated borrowing needs. There were no advances outstanding under the facility as of the termination date.

     During the first nine months of Fiscal 2003, the Company maintained a Revolving Credit Agreement (the “Revolver”), with a group of commercial banks, which provided the Company with the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. This agreement was scheduled to expire in September 2004. On December 20, 2002, in connection with the pending sale of IED, the Revolver was amended to reduce the Company’s ability to borrow to $50 million, limited to certain borrowing base calculations, and accelerate the expiration date to June 2003. On March 21, 2003, the Company terminated the agreement. There were no advances outstanding under the Revolver as of the termination date. As a result of the above noted terminations, there were no outstanding financial or non-financial covenants as of March 31, 2003.
     Concurrent with the Revolver amendment and attributable to the accelerated due date and reduction in borrowing capacity, the Company expensed approximately $1.0 million of deferred financing fees in the third quarter of Fiscal 2003. In addition, as a result of the termination of the Asset Securitization and Revolver in the fourth quarter, the remaining unamortized deferred financing fees of $0.6 million were expensed. These charges, totaling $1.6 million, are included in “Interest expense, net” in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     On April 17, 2003, the Company entered into an unsecured, three-year revolving credit agreement (the “2003 Revolver”) with a consortium of six banks. The 2003 Revolver provides the Company with the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases, under certain conditions, up to $150 million during the life of the facility. The 2003 Revolver also contains standard pricing terms and conditions for companies with similar credit ratings, including limitations on other borrowings, investment expenditures and the maintenance of certain financial ratios, such as leverage, fixed charge coverage and tangible net worth, among other restrictions. The 2003 Revolver advances bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The 2003 Revolver does not contain a pre-payment penalty. At April 17, 2003 there were no borrowings outstanding under the 2003 Revolver.

     The Company’s debt outstanding as of March 31, 2003 primarily consists of approximately $131.0 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006. Interest is payable semi-annually. The indenture under which the Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the Company’s assets, and indebtedness of the Company’s restricted subsidiaries. The Notes are subject to mandatory repurchase by the Company at the option of the holders in the event of a change in control of the Company. The fair value of the Notes was $137.2 million and $141.0 million at March 31, 2003 and 2002, respectively.

     In March 2003, the Company submitted a Tender Offer to purchase the Notes for cash, at a price of $1,047.50 per $1,000 principal amount. The Company received valid tenders for and repurchased Senior Notes approximating $19.0 million. The premium paid, as well as the disposition of other financing fees, resulted in a charge of approximately $1.2 million, which is included in the “Other (Income) Expense” section of the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.

INCOME TAXES

The components of income (loss) before income taxes from continuing operations and provision for income taxes from continuing operations for the years ended March 31 are as follows:

(Dollars in Thousands)	2003	2002	2001

Income (loss) before income taxes
Domestic	$(29,381)	$3,180	$(13,679)
Foreign	(2,103)	1,764	(2,045)

Income (loss) before income taxes	$(31,484)	$4,944	$(15,724)

Provision (benefit) for income taxes
Current
Federal	$(3,330)	$4,104	$(8,059)
State	131	(65)	180

Total current	$(3,199)	$4,039	$(7,879)
Deferred
Federal	$(6,949)	$(2,018)	$3,998
State	(380)	(403)	168
Foreign	(1,211)	—	—

Total deferred	(8,540)	(2,421)	4,166

Provision (benefit) for income taxes	$(11,739)	$1,618	$(3,713)

     A reconciliation of the federal statutory rate to the Company’s effective income tax rate for the years ended March 31 follows:

	2003		2002	2001

Statutory rate	(35.0%	)	35.0%	(35.0%	)
Provision (benefit) for state taxes	(6.5)		(29.5)	(1.8)
Change in valuation allowance	3.6		12.5	5.5
Foreign rate differential	(0.8)		3.6	2.3
Meals & entertainment	0.7		6.0	2.3
Non-deductible goodwill	—		6.9	2.2
Equity investment and other, net	0.7		(1.8)	0.9

Effective rate	(37.3%	)	32.7%	(23.6%	)

Deferred tax assets and liabilities as of March 31, 2003 and 2002 are presented below:

(Dollars in Thousands)	2003	2002

Deferred tax assets:
Capitalized inventory costs	$296	$518
Accrued liabilities	1,584	3,458
Allowance for doubtful accounts	1,040	1,117
Inventory valuation reserve	1,579	1,810
Restructuring reserve	2,955	101
Foreign net operating losses	1,237	—
Available-for-sale securities	—	1,565
Property and equipment	808	—
Investment impairment	4,998	—
State net operating losses	4,275	2,403
Other	188	710

	18,960	11,682
Less valuation allowance	(4,275)	(3,325)

Total net deferred tax assets	$14,685	$8,357

Deferred tax liabilities:
Property and equipment	$—	$719
Software amortization	4,100	6,624
Goodwill amortization	9,598	6,874
Other	107	804

Total deferred tax liabilities	13,805	15,021

Net deferred tax assets (liabilities)	$880	$(6,664)

     Long-term deferred tax assets of approximately $1.6 million are included in “Other Assets” in the accompanying Consolidated Balance Sheet at March 31, 2003.

     At March 31, 2003, the Company had $3.6 million of foreign net operating loss carryforwards that expire, if unused, in years 2007 though 2010. At March 31, 2003, the Company had $149.8 million of state net operating loss carryforwards that expire, if unused, in years 2008 through 2018. A valuation allowance of $4.3 million has been recognized to offset the state deferred tax assets related to those carryforwards.

EMPLOYEE RETIREMENT PLANS

The Company maintains various profit-sharing and thrift plans for all employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the Company matching a percentage thereof. The Company may also make contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and Company matching contributions were $2.3 million, $2.2 million and $4.9 million for 2003, 2002 and 2001, respectively.

     Pioneer-Standard also has a Supplemental Executive Retirement Plan (the “SERP”), implemented during Fiscal 2001, which is a non-qualified plan designed to provide retirement benefits and life insurance for certain officers. Retirement benefits are based on compensation and length of service. The benefits under the SERP are provided from a combination of the benefits to which the officers are entitled under Pioneer-Standard’s profit-sharing and thrift plans and from life insurance policies that are owned by certain officers who have assigned the corporate interest (Pioneer-Standard’s share of the premiums paid) in the policies to the Company. The Company’s cash surrender value of the policies was $1.5 million and $1.3 million at March 31, 2003 and 2002, respectively, and is included in “Other Assets” in the accompanying Consolidated Balance Sheets. The accrued and unfunded liability for the SERP was $1.8 million and $1.2 million at March 31, 2003 and 2002, respectively, and is included in “Other Long-Term Liabilities” in the accompanying Consolidated Balance Sheets.

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

MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES

In March and April 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust preferred securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debentures”).

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
     After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security. In June 2001, 4,761 shares of the Trust preferred securities were converted at an exercise price of $15.75 increasing equity by $0.1 million. At March 31, 2003 and 2002, the fair market value of the Trust preferred securities was $133.6 million and $121.5 million, respectively.
     Subsequent to March 31, 2003, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million.

SHAREHOLDERS’ EQUITY

Capital Stock — Holders of Common Shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2003 and 2002, there were no shares of Preferred Stock outstanding.

     Subscribed-for Shares — The Company has a Share Subscription Agreement and Trust (the “Trust”) with Wachovia Bank of North Carolina, N.A., as Trustee, whereby the Trustee subscribed for 5,000,000 Common Shares of the Company, which will be paid for over the 15-year term of the Trust. The proceeds from the sale or direct use of the Common Shares over the life of the Trust are used to fund Company obligations under various compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with the Company. The shares subscribed for by the Trust are recorded in the contra equity account, “Unearned employee benefits,” and adjusted to market value at each reporting period, with an offsetting adjustment to “Capital in excess of stated value.” There were 943,798 shares released from the Trust prior to Fiscal 2001. In Fiscal 2002, 90,462 shares were transferred from the Trust to fund a portion of the Company’s 2001 profit sharing. During Fiscal 2003, 375,800 shares were transferred from the Trust for the restricted stock awards granted in February 2003.

     The following summarizes the fair market value of the 3,589,940 and 3,965,740 Common Shares subscribed for by the Trust, reflected in Shareholders’ Equity at March 31:

(Dollars In Thousands, Except Share and Per Share Data)	2003	2002

Common Shares at stated value (3,589,940 @ $0.30 in 2003 and 3,965,740 @ $0.30 in 2002)	$1,077	$1,190
Capital in excess of stated value (3,589,940 shares in 2003 and 3,965,740 shares in 2002)	29,222	54,925
Unearned employee benefits (3,589,940 shares @ $8.44 in 2003 and 3,965,740 shares @ $14.15 in 2001)	(30,299)	(56,115)

Net effect on Shareholders’ Equity	$—	$—

     Shareholder Rights Plan — On April 27, 1999, the Company’s Board of Directors approved a new Shareholder Rights Plan, which became effective upon expiration of the existing plan on May 10, 1999. A dividend of one Right per Common Share was distributed to shareholders of record as of May 10, 1999. Each Right, upon the occurrence of certain events, entitles the holder to buy from the Company one-tenth of a Common Share at a price of $4.00, or $40.00 per whole share, subject to adjustment. The Rights may be exercised only if a person or group acquires 20% or more of the Company’s Common Shares, or announces a tender offer for at least 20% of the Company’s Common Shares. Each Right will entitle its holder (other than such acquiring person or members of such acquiring group) to purchase, at the Right’s then-current exercise price, a number of the Company’s Common Shares having a market value of twice the Right’s then-exercise price. The Rights trade with the Company’s Common Shares until the Rights become exercisable.

     If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right’s then-exercise price, a number of the acquiring company’s common shares (or other securities) having a market value at the time of twice the Right’s then-current exercise price. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s Common Shares, the Rights are redeemable for $0.001 per Right at the option of the Company’s Board of Directors. The Rights will expire May 10, 2009.

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended March 31
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001

Weighted average number of shares
Basic	27,292	27,040	26,793
Common Shares issuable upon conversion of Trust preferred securities	—	—	—
Common equivalent shares	—	—	—

Diluted	27,292	27,040	26,793

Loss from Continuing Operations	$(26,060)	$(2,911)	$(18,316)
Income (Loss) from Discontinued Operations, net of taxes (See Note 2)	18,777	(4,136)	52,892

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(7,283)	(7,047)	34,576
Cumulative Effect of Change in Accounting Principle, net of $1.9 million tax benefit	(34,795)	—	—

Net income (loss) on which basic and diluted earnings (loss) per share is calculated	$(42,078)	$(7,047)	$34,576

Earnings (loss) per share
Loss from Continuing Operations — Basic and Diluted	$(0.96)	$(0.11)	$(0.68)
Income (Loss) from Discontinued Operations	0.69	(0.15)	1.97

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(0.27)	(0.26)	1.29
Cumulative Effect of Change in Accounting Principle	(1.27)	—	—

Net Income (Loss) — Basic and Diluted	$(1.54)	$(0.26)	$1.29

     For the three years ended March 31, 2003, 2002 and 2001, 9,122,222, 9,123,396 and 9,126,984 Common Shares issuable upon conversion of the Trust preferred securities, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

     For the three years ended March 31, 2003, 2002 and 2001, 3,464,832, 3,861,534 and 3,137,821 stock options, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Due to the application of the treasury stock method, shares subscribed for by the Trust, which is more fully described in Note 12 to the Consolidated Financial Statements, have no effect on earnings per share until they are released from the Trust.

STOCK OPTIONS AND RESTRICTED STOCK

The Company has stock plans, which provide for the granting of restricted stock and options to employees and directors to purchase its Common Shares. These plans provide for nonqualified and incentive stock options. Stock options are granted to employees at an exercise price equal to the fair market value of the Company’s Common Shares at the date of grant. Options expire 10 years from the date of grant. Vesting periods are established by the Compensation Committee of the Board of Directors and vary.

     Restricted Stock — During 2000, restricted stock awards for 723,798 shares of the Company’s common stock were granted at a market value of $13.50 per share to certain officers under the 1999 Restricted Stock Plan. All eligible shares under this plan have been granted and, subject to certain terms and conditions, vest over a three-year period commencing upon termination of employment. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the restriction periods. In Fiscal 2003, 2002 and

2001, $1.9 million, $2.0 million and $2.2 million, respectively, was charged to expense for these restricted stock awards. There were 316,087 and 74,820 shares vested as of March 31, 2003 and 2002, respectively.
     On February 28, 2003, restricted stock awards for 375,800 shares of the Company’s common stock were granted at a market value of $8.51 per share to certain officers under the 2000 Stock Incentive Plan. These shares are subject to certain terms and conditions and cliff-vest over a three-year period. Restrictions on the restricted stock lapse three years after the date of the award. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the restriction periods. In Fiscal 2003, $0.1 million of amortization and $2.9 million accrued for payments that are to be made pursuant to certain tax “gross-up” provisions of the restricted stock award agreements were charged to operations.
     The following tables summarize option activity under the Plans during Fiscal 2003, 2002 and 2001:

	2003		2002		2001
	No. of	Wtd. Avg.	No. of	Wtd. Avg.	No. of	Wtd. Avg.
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	Under Option	Price	Under Option	Price	Under Option	Price

Balance at April 1	3,861,534	$12.00	3,137,821	$11.54	2,658,101	$10.20
Options granted	874,000	14.29	947,500	12.91	981,500	13.78
Restricted Stock granted	375,800	8.51	—	—	—	—
Options exercised	(275,274)	8.12	(108,499)	6.25	(318,655)	7.91
Options cancelled/expired	(616,014)	12.85	(18,354)	11.63	—	—
Options forfeited	(379,414)	13.17	(96,934)	12.39	(183,125)	10.37

Balance at March 31	3,840,632	$12.23	3,861,534	$12.00	3,137,821	$11.54

Options Exercisable at March 31	2,063,592	$12.07	2,020,508	$11.36	1,448,692	$10.66

Available for Grant at March 31	310,825		1,076,211		1,926,777

	March 31, 2003

	Options Outstanding
			Wtd. Avg.	Options Exercisable
		Wtd. Avg.	Remaining		Wtd. Avg.
	Number of	Exercise	Contractual Life	Number of	Exercise
Exercise Price Range	Options	Price	(in years)	Options	Price

$ 5.50 - $ 8.00	55,437	$6.33	1.6	54,437	$6.32
$ 8.00 - $10.50	493,800	8.80	5.8	393,500	8.82
$10.50 - $13.00	745,395	12.15	3.5	678,855	12.16
$13.00 - $15.50	2,170,200	13.84	7.3	936,800	13.72

	3,464,832	$12.64		2,063,592	$12.07

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended March 31, 2003
	First	Second	Third	Fourth	Year
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

Net sales	$273,191	$260,663	$376,438	$261,339	$1,171,631
Gross margin	34,785	34,981	45,022	34,465	149,253
Income (loss) from continuing operations	(1,467)	(2,054)	2,321	(24,860)	(26,060)
Income (loss) from discontinued operations	2,297	2,696	(426)	14,210	18,777
Income (loss) before cumulative effect of change in accounting principle	830	642	1,895	(10,650)	(7,283)
Cumulative effect of change in accounting principle	(34,795)	—	—	—	(34,795)

Net income (loss)	$(33,965)	$642	$1,895	$(10,650)	$(42,078)

Per share data:
Basic
Income (loss) From continuing operations	$(0.05)	$(0.08)	$0.09	$(0.91)	$(0.96)
Income (loss) from discontinued operations	0.08	0.10	(0.02)	0.52	0.69
Income (loss) before cumulative effect of change in accounting principle	0.03	0.02	0.07	(0.39)	(0.27)
Cumulative effect of change in accounting principle	(1.28)	—	—	—	(1.27)

Net income (loss)	$(1.25)	$0.02	$0.07	$(0.39)	$(1.54)

Diluted
Income (loss) from continuing operations	$(0.05)	$(0.08)	$0.08	$(0.91)	$(0.96)
Income (loss) from discontinued operations	0.08	0.10	(0.01)	0.52	0.69
Income (loss) before cumulative effect of change in accounting principle	0.03	0.02	0.07	(0.39)	(0.27)
Cumulative effect of change in accounting principle	(1.28)	—	—	—	(1.27)

Net income (loss)	$(1.25)	$0.02	$0.07	$(0.39)	$(1.54)

     The sale of IED and the related discontinuation of the operations of Aprisa in the fourth quarter of 2003 represent a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, the first three quarters of Fiscal 2003 and all of Fiscal 2002 have been restated to reflect the results of operations of IED and Aprisa as discontinued operations.

     Included in the results of the fourth quarter of Fiscal 2003, is a restructuring charge of $20.7 million ($13.0 million, after tax) for the impairment of facilities and other assets and for severance costs incurred in connection with downsizing Pioneer-Standard’s corporate structure. Additionally, included in the fourth quarter of Fiscal 2003, is a pre-tax charge of $14.6 million ($9.2 million, after tax) for an impairment of an available-for-sale investment and a pre-tax charge of $1.2 million ($0.7 million, after tax) for the premium paid and the write-off of related financing costs associated with the Company’s Tender Offer of its 9.5% Senior Notes.
     On April 1, 2002, Pioneer-Standard adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that amortization of goodwill be replaced with period tests for goodwill impairment. The adoption of SFAS

No. 142 resulted in a charge of $34.8 million, net of tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003.

	Year Ended March 31, 2002
	First	Second	Third	Fourth
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$326,214	$303,964	$378,596	$285,548	$1,294,322
Gross margin	43,103	40,123	46,407	40,850	170,483
Income (loss) from continuing operations	(636)	(8,056)	3,390	2,391	(2,911)
Income (loss) from discontinued operations	2,332	3,357	(1,157)	(8,668)	(4,136)

Net income (loss)	$1,696	$(4,699)	$2,233	$(6,277)	$(7,047)

Per share data:
Basic and Diluted
Income (loss) from continuing operations	$(0.02)	$(0.29)	$0.12	$0.09	$(0.11)
Income (loss) from discontinued operations	0.08	0.12	(0.04)	(0.32)	(0.15)

Net income (loss)	$0.06	$(0.17)	$0.08	$(0.23)	$(0.26)

     Included in the results of the fourth quarter of Fiscal 2002 are restructuring charges of $1.5 million ($1.0 million, after tax) consisting of inventory adjustments and a restructuring charge.

schedule ii — valuation and qualifying accounts

years ended march 31, 2003, 2002 and 2001

Pioneer-Standard Electronics, Inc.

(Dollars in Thousands)
	Balance at	Charged to	Deductions —
	Beginning of	Cost and	Net Write-Offs/	Balance at
Description	Period	Expenses	Payments	End of Period

2003
Allowance for doubtful accounts	$3,156	$3,709	$(3,896)	$2,969
Inventory valuation reserve	$5,097	$3,224	$(3,796)	$4,525
Restructuring reserves	$1,473	$20,697	$(10,342)	$11,828
2002
Allowance for doubtful accounts	$1,904	$9,154	$(7,902)	$3,156
Inventory valuation reserve	$3,850	$3,536	$(2,289)	$5,097
Restructuring reserves	$—	$1,473	$—	$1,473
2001
Allowance for doubtful accounts	$6,471	$4,713	$(9,280)	$1,904
Inventory valuation reserve	$3,398	$1,654	$(1,202)	$3,850

exhibit index

Pioneer-Standard Electronics, Inc.

Exhibit No.	Description

3(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).
3(b)	Amended Code of Regulations, as amended, of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
4(a)	Rights Agreement, dated as of April 27, 1999, by and between the Company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 0-5734).
4(b)	Indenture, dated as of August 1, 1996, by and between the Company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
4(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the Company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
4(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(f)	Junior Subordinated Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(g)	First Supplemental Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(h)	Form of 6 3/4% Convertible Preferred Securities (Included in Exhibit 4(m)), which is incorporated herein by reference to Exhibit 4(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

Exhibit No.	Description

4(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures (Included in Exhibit 4(o)), which is incorporated herein by reference to Exhibit 4(q) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(j)	Guarantee Agreement, dated March 23, 1998, between the Company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
*10(a)	Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(b)	The Company’s 1982 Incentive Stock Option Plan, as amended, which is incorporated by reference to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
*10(c)	The Company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Reg. No. 33-53329).
*10(d)	The Company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*10(e)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(f)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(g)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).
*10(h)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).
*10(i)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(j)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

Exhibit No.	Description

*10(k)	Five-Year Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the Lenders, and Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
10(l)	364-Day Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Lenders, Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
*10(m)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(p)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(q)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
10(r)	Receivables Purchase Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics Funding Corporation, as the Seller, Pioneer-Standard Electronics, Inc., as the Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, Bank One, NA and Mellon Bank, N.A., as Managing Agents and the Committed purchasers from time to time parties hereto and Bank One, NA as Collateral Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).

Exhibit No.	Description

10(s)	Receivables Sales Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Illinois, Inc. and Pioneer-Standard Electronics, Ltd., as Originators and Pioneer-Standard Funding Corporation, as Buyer, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
10(t)	Amendment No. 1 to Receivables Purchase Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Funding Corporation, as Seller, Pioneer-Standard Electronics, Inc. as Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, certain Committed Purchasers, Bank One, NA and Mellon Bank, N.A. as Managing Agents, and Bank One, as Collateral Agent, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
10(u)	Third Amendment to Five-Year Credit Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
*10(v)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
10(w)	Fourth Amendment to Five-Year Credit Agreement, dated as of May 6, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as LC Issuer and Agent, which is incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
*10(x)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman which is incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
*10(y)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
10(z)	Fifth Amendment to Five-Year Credit Agreement, Dated as of December 20, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, N.A., as successor by merger to Bank One, Michigan as LC Issuer and as Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 0-5734).

Exhibit No.	Description

10(aa)	Purchase Agreement dated as of January 13, 2003 by and between Arrow Electronics, Inc., Arrow Europe GmbH, Arrow Electronics Canada Ltd., and Pioneer-Standard Electronics, Inc., Pioneer-Standard Illinois, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Electronics, Ltd., Pioneer-Standard Canada Inc, which is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed March 17, 2003 (File No. 0-5734).
10(bb)	Three Year Credit Agreement among Pioneer-Standard Electronics, Inc.., as Borrower, various financial institutions, as Lenders, Key Corporate Capital, Inc., as Lead Arranger, Book Runner and Administrative Agent, U.S. Bank National Association, as Syndication Agent, and Harris Trust and Savings Bank, as Documentation Agent dated as of April 16, 2003.
*10(cc)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003.
*10(dd)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002.
*10(ee)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey.
*10(ff)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
99(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
99(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 0-5734).
99(c)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99(d)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Denotes a management contract or compensatory plan or arrangement.