Form 10-Q
period 2003-06-30
PIONEER STANDARD ELECTRONICS INC
filed 2003-08-08
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of August 1, 2003: 32,115,614. (Includes 3,589,940 Common Shares subscribed by the Pioneer Stock Benefit Trust.)

PIONEER-STANDARD ELECTRONICS, INC.

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002

Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and March 31, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30

(Dollars In Thousands, Except Share and Per Share Data)	2003	2002

Net Sales	$279,593	$273,191
Cost of Goods Sold	244,666	238,406

Gross Margin	34,927	34,785
Selling, General and Administrative Expenses	31,671	32,493
Restructuring Charges	463	—

Operating Income	2,793	2,292
Other (Income) Expense
Other (Income) Expense	53	(26)
Interest Expense, net	2,438	2,186
Gain on Retirement of Mandatorily Redeemable Convertible Preferred Securities	(734)	—

Income Before Income Taxes	1,036	132
Provision for Income Taxes	414	35
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of tax	1,330	1,564

Loss from Continuing Operations	$(708)	$(1,467)
Income (Loss) from Discontinued Operations, net of taxes (See Note 3)	(749)	2,297

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$(1,457)	$830
Cumulative Effect of Change in Accounting Principle, net of $1.9 million tax benefit	—	(34,795)

Net Loss	$(1,457)	$(33,965)

Per Share Data:
Basic and Diluted
Loss from Continuing Operations	$(0.02)	$(0.05)
Income (Loss) from Discontinued Operations	(0.03)	0.08

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$(0.05)	$0.03
Cumulative Effect of Change in Accounting Principle	—	(1.28)

Net Loss	$(0.05)	$(1.25)

Dividends Per Share	$.03	$.03
Weighted Average Shares Outstanding:
Basic and Diluted	27,748,037	27,228,901

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2003 are unaudited)

	June 30	March 31
(Dollars In Thousands, Except Share Data)	2003	2003

ASSETS
Current Assets
Cash and cash equivalents	$254,845	$318,543
Accounts receivable, net	216,246	170,708
Inventories, net	57,426	48,285
Deferred income taxes	8,566	6,244
Prepaid expenses	293	737
Assets of discontinued operations	28,818	43,367

Total current assets	566,194	587,884
Goodwill	117,635	117,545
Investments	24,412	19,592
Other assets	12,355	10,625
Property and equipment, net	36,067	38,237

Total Assets	$756,663	$773,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$149,042	$139,185
Accrued salaries, wages, commissions and benefits	5,766	7,918
Other accrued liabilities	13,185	13,576
Income taxes	774	2,624
Liabilities of discontinued operations	11,065	20,910

Total current liabilities	179,832	184,213
Long-Term Debt	130,995	130,995
Deferred Income Taxes	8,819	7,000
Other Long-Term Liabilities	9,708	9,450
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	143,675
Shareholders’ Equity
Common stock, at $0.30 stated value; 32,115,614 and 32,056,950 shares outstanding, including 3,589,940 subscribed-for shares, in June and March, respectively	9,557	9,535
Capital in excess of stated value	110,988	113,655
Retained earnings	212,150	214,448
Unearned employee benefits	(27,137)	(30,299)
Unearned compensation on restricted stock	(4,056)	(4,575)
Accumulated other comprehensive gain (loss)	382	(4,214)

Total Shareholders’ Equity	301,884	298,550

Total Liabilities and Shareholders’ Equity	$756,663	$773,883

See accompanying notes to unaudited condensed consolidated financial statements.

PIONEER-STANDARD ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	June 30

(Dollars in Thousands)	2003	2002

Operating Activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(708)	$(36,262)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	34,795
Depreciation	1,180	2,474
Amortization	1,470	2,132
Deferred income taxes	(1,766)	(7,350)
Other non-cash items	289	(197)
Changes in working capital, excluding effect of discontinued operations
Increase in accounts receivable	(44,647)	(2,269)
(Increase) decrease in inventory	(8,992)	11,282
Increase in accounts payable	9,279	30,969
Decrease in accrued salaries and wages	(2,127)	(2,115)
Increase (decrease) in other accrued liabilities	(2,171)	2,627
Other working capital	477	2,064
Other	(1,351)	(640)

Total adjustments	(48,359)	73,772

Net cash provided by (used for) operating activities	(49,067)	37,510
Investing Activities:
Additions to property and equipment	(111)	(383)

Net cash used for investing activities	(111)	(383)
Financing Activities:
Revolving credit borrowings	—	7,780
Revolving credit payments	—	(7,780)
Accounts receivable securitization financing borrowings	—	17,600
Accounts receivable securitization financing payments	—	(46,600)
Buyback of Convertible Preferred Securities	(18,250)	—
Dividends paid	(842)	(835)
Other	514	1,195

Net cash used for financing activities	(18,578)	(28,640)
Effect of Exchange Rate Changes on Cash	204	—

Cash flows provided by (used for) continuing operations	(67,552)	8,487
Cash flows provided by discontinued operations	3,854	21,187

Net Increase (Decrease) in Cash	(63,698)	29,674
Cash at Beginning of Period	318,543	21,400

Cash at End of Period	$254,845	$51,074

Non-Cash Transactions:

Pioneer-Standard Electronics, Inc.’s investments in available-for-sale securities, net-of-tax, for the three-month periods ended June 30, 2003 and 2002, appreciated and depreciated $2.4 million and $2.3 million, respectively.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and the results of its operations and cash flows for the three- month period ended June 30, 2003 and 2002 have been included.

Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto, which include critical accounting policies and estimates, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Reclassifications: Certain amounts in the prior period Unaudited Condensed Consolidated Financial Statements and the Notes thereto have been reclassified to conform with the current period presentation.

2.  RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. There was no impact on the Company’s consolidated financial position and results of operations as a result of the adoption of this Statement in the first quarter of Fiscal 2004.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. There was no impact on the Company’s consolidated financial position and results of operations as a result of the adoption of this Statement in the first quarter of Fiscal 2004.

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

3.  DISCONTINUED OPERATIONS

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, embedded computer products and other electronic components in North America and Germany. Cash proceeds from the sale of IED are estimated to total $240 million, subject to purchase price adjustments, of which approximately $227 million has been collected as of June 30, 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, an Asian distributor of electronic components. The buyer also assumed certain liabilities.

In addition, as of the sale date, the Company announced its strategic transformation to focus solely on its enterprise computer solutions business. As a result, Pioneer-Standard’s majority owned subsidiary, Aprisa, Inc. (“Aprisa”), an Internet-based start-up corporation, which created customized software for the electronic components market ceased to provide strategic value to the Company and the operations were discontinued.

The disposition of IED and discontinuation of Aprisa’s operations represent a disposal of a “component of an entity” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect IED and Aprisa as discontinued operations for all periods.

For the three-month periods ended June 30, 2003 and 2002, the Company realized a loss from discontinued operations of $0.7 million, net of $0.4 in income taxes and income from discontinued operations of $2.3 million, net of $1.3 in income taxes, respectively.

In the fourth quarter of Fiscal 2003, Pioneer-Standard recognized a pre-tax gain on the sale of IED of $53.5 million. This gain was offset by the following charges which relate solely to the discontinued operations and assets of IED:

(Dollars in Thousands)
Severance costs	$(5,913)
Facilities	(5,028)
Asset impairment	(17,435)
Other	(274)

Total Restructuring Charges	$(28,650)

Severance costs relate to the severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income provided by external brokers, for approximately 30 vacated locations no longer required as a result of the sale. These leases have expiration dates extending to 2010. During the first quarter of Fiscal 2004, the Company exited two additional facilities relating to IED, incurring pre-tax costs of approximately $0.5 million.

The asset impairment charge represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction but related to IED. As of March 31, 2003, $13.4 million of restructuring accruals associated with the IED divestiture remained.

Changes in these accruals for the three months ended June 30, 2003 are as follows:

(Dollars in Thousands)	Severance Costs	Facilities	Other	Total

Balance at April 1, 2003	$7,332	$5,785	$274	$13,391
Payments	(3,881)	(1,302)	(117)	(5,300)
Additions	—	545	—	545
Accretion on lease reserves	—	47	—	47

Balance at June 30, 2003	$3,451	$5,075	$157	$8,683

4.  RESTRUCTURING CHARGES

In the fourth quarter of Fiscal 2003, concurrent with the sale of IED, the Company announced that it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. As a result, the Company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required, and severance, incentives and other employee benefit costs, including amounts accrued for payments that were made pursuant to certain tax “gross up” provisions of executive restricted stock award agreements, incurred in connection with downsizing the corporate structure.

Severance, incentives and other employee benefit costs are to be paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income provided by an external broker, for a vacant warehouse that represents excess capacity as a result of the sale. The lease on this facility extends through 2017. The asset impairment charge represented the write-down to fair value of assets that were abandoned as part of the Corporate restructuring since they were inconsistent with the Company’s ongoing strategic plan.

Changes in these accruals for the three months ended June 30, 2003 are as follows:

	Severance &
	Other
(Dollars in Thousands)	Employee Costs	Facilities	Total

Balance at April 1, 2003	$5,731	$6,097	$11,828
Payments	(4,553)	(188)	(4,741)
Accretion on lease reserve	—	115	115

Balance at June 30, 2003	$1,178	$6,024	$7,202

During the first quarter of Fiscal 2004, the Company incurred $0.5 million of additional restructuring charges consisting principally of accretion on the lease reserves and other current period ancillary facility related costs.

5.  GOODWILL

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and discontinued the amortization of its goodwill in accordance with SFAS No. 142.

As required by SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an independent valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2002.

6.  CONTINGENCIES

The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

7.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

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

The Trust preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder. After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. During the first quarter of Fiscal 2004, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The difference between the face value and cash paid, offset by the write-off of deferred financing fees, resulted in a net gain of $734,000. As of June 30, 2003, a total of 369,761 Trust preferred securities had been redeemed.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. During the first quarter of Fiscal 2004, the Company evaluated SFAS No. 150 and determined that this standard does not apply to the Company’s Trust preferred securities since they are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder.

8.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30

(Dollars in Thousands)	2003	2002

Net Loss	$(1,457)	$(33,965)
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Equity Securities	2,364	(3,179)
Foreign Currency Translation Adjustment	2,232	2,784

Total Other Comprehensive Income (Loss)	4,596	(395)
Comprehensive Income (Loss)	$3,139	$(34,360)

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

The computation of basic and diluted income (loss) per share for the three months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30

(Dollars In Thousands, Except Per Share Data)	2003	2002

Weighted average number of shares
Basic	27,748	27,229
Common Shares issuable upon conversion of Trust preferred securities	—	—
Common equivalent shares	—	—

Diluted	27,748	27,229

Loss from Continuing Operations	$(708)	$(1,467)
Income (Loss) from Discontinued Operations, net of taxes	(749)	2,297

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(1,457)	830
Cumulative Effect of Change in Accounting Principle, net of tax	—	(34,795)

Net loss on which basic and diluted income (loss) per share is calculated	$(1,457)	$(33,965)

Earnings (loss) per share
Loss from Continuing Operations — Basic and Diluted	$(0.02)	$(0.05)
Income (Loss) from Discontinued Operations	(0.03)	0.08

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$(0.05)	$0.03
Cumulative Effect of Change in Accounting Principle	—	(1.28)

Net Loss — Basic and Diluted	$(0.05)	$(1.25)

Not included in the computation of diluted earnings per share for the three months ended June 30, 2003 and 2002 was 8,320,024 and 9,122,222 Common Shares issuable upon conversion of the Trust preferred securities, respectively, and 3,264,895 and 4,420,059 stock options, respectively, that could potentially dilute earnings per share in the future. These were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

10.  STOCK-BASED COMPENSATION

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized, and the options are not recognized in the financial statements until they are exercised.

If compensation expense for the Company’s stock option plans had been determined based upon fair value at the grant dates for awards under the option plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended June 30

(In Thousands, Except Per Share Data)	2003	2002

Net loss, as reported	$(1,457)	$(33,965)
Compensation expense as determined under SFAS No. 123, net of related tax effects	1,353	2,836

Pro forma net loss	$(2,810)	$(36,801)

Basic and diluted net loss per share, as reported	$(0.05)	$(1.25)
Basic and diluted net loss per share, pro forma	$(0.10)	$(1.35)

11.  SUBSEQUENT EVENT

In July 2003, the Company repurchased approximately $28.0 million of 9.5% Senior Notes which are due in August 2006. The premium paid and the deferred financing costs written-off upon the repurchase of this debt aggregated approximately $3.3 million.

PIONEER-STANDARD ELECTRONICS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Following is certain financial data for the three-month period ended June 30, 2003 as compared with the three-month period ended June 30, 2002. The Company’s Consolidated Financial Statements and related notes have been presented to reflect the disposition of the Company’s Industrial Electronics Division (“IED”) and discontinuance of Aprisa, Inc.’s (“Aprisa”) operations as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operations, the enterprise computer solutions business.

	Three Months Ended June 30

(Dollars in Thousands)		2003		2002

Consolidated Net Sales	$279,593		100.0%	$273,191	100.0%
Cost of Goods Sold	244,666		87.5%	238,406	87.3%

Gross Margin	34,927		12.5%	34,785	12.7%
Selling, General and Administrative Expenses	31,671		11.3%	32,493	11.9%
Restructuring Charges	463		0.2%	—	—

Operating Income	$2,793		1.0%	$2,292	0.8%

Net Sales. Consolidated Net Sales of $279.6 million for the three-month period ended June 30, 2003 increased $6.4 million or 2.3% from consolidated net sales in the three-month period ended June 30, 2002. Strong demand in server products contributed to the increase, although overall market conditions have not significantly changed compared with last year and information technology (“IT”) infrastructure spending continues to be weak. For Fiscal 2004, management is anticipating sales to grow between 3 and 6 percent compared with Fiscal 2003.

Gross Margin. Consolidated gross margin was 12.5% at June 30, 2003 as compared with 12.7% at June 30, 2002. This reduction resulted primarily from a shift in product and customer mix. Management anticipates gross margin to approximate 13.0% for Fiscal 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $31.7 million were 2.5% lower than prior year expenses of $32.5 million. The decrease for the quarter compared with the same period in the prior year was a result of lower compensation costs, occupancy costs and software amortization as a result of the Company’s reorganization of ongoing operations completed in Fiscal 2003.

Restructuring Charges. The Company recorded a $0.5 million charge for restructuring activities during the first quarter of Fiscal 2004. The charge related to ancillary facility costs and other costs incurred as a result of current year activities associated with the Fiscal 2003 reorganization.

Other (Income) Expense, Interest Expense and Income Taxes

	Three Months Ended June 30

(Dollars in Thousands)	2003	2002

Other (Income) Expense	$53	$(26)
Interest Expense, net	$2,438	$2,186
Gain on Retirement of Mandatorily Redeemable Convertible Preferred Securities	$(734)	—
Effective Tax Rate – Continuing Operations	40%	26.5%

In April 2003, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a purchase price of approximately $17.0 million which resulted in the pre-tax gain, net of deferred financing fees, of $0.7 million in the first quarter of Fiscal 2004.

The Company recorded an income tax provision for continuing operations at an effective tax rate of 40% in the first quarter of Fiscal 2004 compared with an income tax provision at an effective tax rate of 26.5% in the comparable quarter in the prior year. The change in rate was primarily the result of the reversal of deferred tax asset valuation allowances in the first quarter of Fiscal 2003 pertaining to foreign deferred tax assets.

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

Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an outside valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2002.

Liquidity and Capital Resources

For the three-month period ended June 30, 2003, net cash used for operating activities totaled $49.1 million, as compared with cash provided by operating activities of $37.5 million for the comparable period in the prior year. Current assets excluding cash and discontinued assets increased by $56.6 million and current liabilities excluding discontinued liabilities increased by $5.5 million during the three-month period ended June 30, 2003, resulting in an increase of $51.1 million in working capital (excluding cash and discontinued assets and liabilities) from March 31, 2003. The working capital increase was primarily related to an increase of $45.5 million in accounts receivable which is attributable to the high quarter-end sales levels in June 2003 compared with March 2003.

Net cash used for investing activities was $0.1 million for the three months ended June 30, 2003, compared with $0.4 million for the three months ended June 30, 2002. This cash was used for capital expenditures in both periods.

The Company does not currently attempt to reduce or eliminate the inherent market risks or the foreign currency risk associated with its investments. As of June 30, 2003, the value of the Company’s publicly held foreign investment, Eurodis Electron PLC, (“Eurodis”) was $6.0 million reflecting the investment’s current market value. At March 31, 2003, the Eurodis investment’s carrying value was $2.4 million, which equaled its adjusted cost basis.

Net cash used for financing activities was $18.6 million in the first quarter of Fiscal 2004 and was primarily used for the repurchase of 365,000 Trust preferred securities approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The difference between the face value and cash paid, offset by the write-off of deferred financing fees, resulted in a net gain of $734,000. Net cash used for financing activities in the first quarter of Fiscal 2003 was comprised mainly of borrowings under the Accounts receivable securitization financing which was terminated in the fourth quarter of Fiscal 2003.

The Company is exposed to interest rate risk primarily from the various floating-rate pricing mechanisms on the Company’s Revolving Credit Agreement (“the Revolver”). The Company has no borrowings outstanding under its Revolver as of June 30, 2003. The ratio of debt to capital, defined as current and long-term debt plus the Trust preferred securities (combined “Debt”) divided by Debt plus Shareholders’ Equity is 46% at June 30, 2003, compared with 48% at March 31, 2003. The Company is working to opportunistically reduce this ratio to 25-35%.

In addition to the Revolver, the Company has $131 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006 and $125.4 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities. Subsequent to quarter end, the Company repurchased an additional $28.0 million of its Notes. The premium paid, as well as the disposition of other financing fees, resulted in a charge of $3.3 million.

In March and April 1998, the Company’s wholly owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust preferred securities”). The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust preferred securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security. As previously noted, during the first quarter of Fiscal 2004, the Company repurchased 365,000 Trust preferred securities. The Company does not currently anticipate any further redemption of these Trust preferred securities, however, as opportunities arise the Company may purchase certain of the Trust preferred securities on the open market.

Management estimates that capital expenditures for Fiscal 2004 will approximate $3.0 to $4.0 million, which is a revision from the $6.0 to $8.0 million previously anticipated. The Company anticipates that cash on hand, funds from current operations, the Revolver and access to capital markets will provide adequate funds to finance acquisitions, capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Recent Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. There was no impact on the Company’s consolidated financial position and results of operations as a result of the adoption of this Statement in the first quarter of Fiscal 2004.

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

The Company experiences a disproportionate percentage of quarterly sales in the last month of the fiscal quarters. This uneven sales pattern makes the prediction of revenues, earnings and working capital for each quarterly financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. The Company believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain the same in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 18-19 and 32-33 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for a further discussion of its derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since March 31, 2003.

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

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 13, 2003 to include its press release announcing its fourth quarter and year ended March 31, 2003 results, as well as to provide Statements of Operations by Quarter for the two years ended March 31, 2003 and 2002, restated for Discontinued Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER-STANDARD ELECTRONICS, INC.

Date: August 8, 2003	/s/ Arthur Rhein Arthur Rhein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2003	/s/ Steven M. Billick Steven M. Billick Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)