Form 10-Q
period 2003-09-30
AGILYSYS INC
filed 2003-11-13
CIK 78749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________.

Commission file number  0-5734

Agilysys, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6065 Parkland Boulevard, Mayfield Heights, Ohio	44124

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (440) 720-8500

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

Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of November 1, 2003: 32,115,614. (Includes 3,589,940 Common Shares subscribed by the Agilysys Stock Benefit Trust.)

AGILYSYS, INC.

Part I	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2003 and 2002

Condensed Consolidated Balance Sheets — September 30, 2003 (Unaudited) and March 31, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2003 and 2002

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars In Thousands, Except Share and Per Share Data)	2003	2002	2003	2002

Net Sales	$292,683	$260,663	$572,276	$533,854
Cost of Goods Sold	257,969	225,682	502,635	464,088

Gross Margin	34,714	34,981	69,641	69,766
Selling, General and Administrative Expenses	31,648	33,574	63,319	66,067
Restructuring Charges	731	—	1,194	—

Operating Income	2,335	1,407	5,128	3,699
Other (Income) Expense
Other Income, net	(603)	(33)	(550)	(59)
Interest Expense, net	2,415	1,967	4,853	4,153
Loss on Retirement of Debt in Preferred Securities, net	3,365	—	2,631	—

Loss Before Income Taxes	(2,842)	(527)	(1,806)	(395)
Provision for Income Taxes	(1,133)	(35)	(719)	—
Distributions on Mandatorily Reedemable Convertible Trust Preferred Securities, net of tax	1,337	1,562	2,667	3,126

Loss from Continuing Operations	$(3,046)	$(2,054)	$(3,754)	$(3,521)
Income (Loss) from Discontinued Operations, net of tax (See Note 5)	(333)	2,696	(1,082)	4,993

Income (Loss) Before Cumulative Effect of a
Change in Accounting Principle	$(3,379)	$642	(4,836)	$1,472
Cumulative Effect of a Change in Accounting Principle, net of $1.9 million tax benefit	—	—	—	(34,795)

Net Income (Loss)	$(3,379)	$642	(4,836)	$(33,323)

Per Share Data:
Basic and Diluted
Loss from Continuing Operations	$(0.11)	$(0.08)	$(0.13)	$(0.12)
Income (Loss) from Discontinued Operations	(0.01)	0.10	(0.04)	0.18

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$(0.12)	$0.02	$(0.17)	$0.06
Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.28)

Net Income (Loss)	$(0.12)	$0.02	$(0.17)	$(1.22)

Dividends Per Share	$.03	$.03	$.06	$.06

Weighted Average Shares Outstanding:
Basic and Diluted	27,440,618	27,291,483	27,745,375	27,260,363

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2003 are Unaudited)

	September 30	March 31
(Dollars In Thousands, Except Share and Per Share Data)	2003	2003

ASSETS

Current Assets
Cash and cash equivalents	$216,123	$318,543
Accounts receivable, net	238,452	170,708
Inventories, net	54,987	48,285
Deferred income taxes	6,598	6,244
Prepaid expenses	1,820	737
Assets of discontinued operations	24,415	43,367

Total current assets	542,395	587,884
Goodwill	146,662	117,545
Investments in affiliated companies	17,882	19,592
Other assets	13,467	10,625
Property and equipment, net	36,394	38,237

Total Assets	$756,800	$773,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$175,115	$139,185
Accrued salaries, wages, commissions and benefits	7,616	7,918
Other accrued liabilities	17,816	13,576
Income taxes	689	2,624
Liabilities of discontinued operations	8,332	20,910

Total current liabilities	209,568	184,213
Long-Term Debt	102,686	130,995
Deferred Income Taxes	13,187	7,000
Other Long-Term Liabilities	10,156	9,450
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	143,675
Shareholders’ Equity
Common stock, at $0.30 per share stated value; 32,115,614 and 32,056,950 shares outstanding, including 3,589,940 subscribed-for shares, in September and March, respectively	9,553	9,535
Capital in excess of stated value	112,013	113,655
Retained earnings	207,916	214,448
Unearned employee benefits	(28,286)	(30,299)
Unearned compensation on restricted stock	(3,537)	(4,575)
Accumulated other comprehensive loss	(1,881)	(4,214)

Total Shareholders’ Equity	295,778	298,550

Total Liabilities and Shareholders’ Equity	$756,800	$773,883

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30

(Dollars in Thousands)	2003	2002

Operating Activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$(3,754)	$(38,316)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	34,795
Gain on purchase of Convertible Preferred Securities	(734)	—
Gain on sale of investment	(906)	—
Loss on buyback of Senior Notes	3,365	—
Depreciation	2,353	4,891
Amortization	2,869	4,273
Deferred income taxes	5,843	(9,343)
Other non-cash items	779	317
Changes in working capital, excluding effects of acquisitions and discontinued operations
(Increase) decrease in accounts receivable	(44,042)	19,297
Decrease in inventory	108	15,812
Increase in accounts payable	13,656	15,462
Decrease in accrued salaries and wages	(336)	(1,098)
Decrease in other accrued liabilities	(9,181)	(6,159)
Other working capital	(276)	193
Other	(682)	(63)

Total adjustments	(27,184)	78,377

Net cash provided by (used for) operating activities	(30,938)	40,061
Investing Activities:
Additions to property and equipment	(272)	(1,205)
Acquisitions of businesses	(28,706)	—
Proceeds from sale of assets	—	1,389
Proceeds from sale of investment	3,309	—

Net cash provided by (used for) investing activities	(25,669)	184
Financing Activities:
Revolving credit borrowings	—	7,780
Revolving credit payments	—	(7,780)
Accounts receivable securitization financing borrowings	—	17,600
Accounts receivable securitization financing payments	—	(46,600)
Buyback of Convertible Preferred Securities	(16,973)	—
Buyback of Senior Notes	(32,962)	—
Dividends paid	(1,698)	(1,674)
Other	380	1,166

Net cash used for financing activities	(51,253)	(29,508)
Effect of Exchange Rate Changes on Cash	245	—

Cash flows provided by (used for) continuing operations	(107,615)	10,737
Cash flows provided by discontinued operations	5,195	34,318

Net Increase (Decrease) in Cash	(102,420)	45,055
Cash at Beginning of Period	318,543	21,400

Cash at End of Period	$216,123	$66,455

During the six-month period ended September 30, 2002, investments in available for sale securities depreciated in value by $2.1 million. Such securities were sold in September 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Table Amounts in Thousands, Except Per Share Data)

1.     NAME CHANGE

On September 12, 2003, the shareholders of Pioneer-Standard Electronics, Inc. approved an amendment to the Company’s Amended Articles of Incorporation to change the Company’s name to Agilysys, Inc. The name change became effective on September 15, 2003. Prior to September 16, 2003, Agilysys, Inc. traded on the National Association of Securities Dealers and Automated Quotations (NASDAQ) Stock Market as Pioneer-Standard Electronics, Inc. under the symbol “PIOS.” On September 16, 2003, Agilysys, Inc. began trading on the NASDAQ Stock Market under the symbol “AGYS.” Agilysys, Inc. and its subsidiaries are referred to herein as the “Company.”

2.     BASIS OF PRESENTATION

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods ended September 30, 2003, and September 30, 2002, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows have been made. The results of operations for the three and six-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Reclassifications. Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications had no effect on reported earnings.

Summary of Significant Accounting Policies. A detailed description of our significant accounting policies can be found in the Company’s audited financial statements for the year ended March 31, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

3.     ACQUISITION

On September 30, 2003, pursuant to an Agreement and Plan of Merger entered into as of September 15, 2003, the Company completed the acquisition of Kyrus Corporation (“Kyrus”). The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Accordingly, the estimated fair values of assets acquired and liabilities assumed in the acquisition are included in the Company’s Unaudited Condensed Consolidated Balance Sheet as of September 30, 2003.

Kyrus, based in Greenville, South Carolina is an IBM® Master Distributor and Premier Business Partner in retail store solutions. The Company acquired Kyrus as part of its recently announced strategic plan to focus solely on the enterprise solutions business. The acquisition of Kyrus establishes the Company as the leading provider of IBM retail solutions and services, across two major market segments, supermarkets and chain drug.

As consideration for all the outstanding common stock of Kyrus, the Company paid $29.6 million ($28.7 million, net of cash acquired), including legal fees and other costs directly related to the acquisition. The purchase was funded through the Company’s available cash. As a result of the purchase, the Company recorded approximately $29 million of goodwill on its Unaudited Condensed Consolidated Balance Sheet at September 30, 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill will not be amortized and will be tested for impairment using a fair value approach at least annually.

The Company is in the process of finalizing its plans to integrate the Kyrus operations. Such activities may include exiting duplicative facilities and the involuntary termination or relocation of certain employees. The Company’s plans in this regard will be finalized in the third quarter of Fiscal 2004. The acquisition-related restructuring liabilities will be accounted for under EITF 95-3 and therefore included in the purchase price allocation of the cost to acquire Kyrus. The Company has accrued a preliminary estimate of $1.0 million relating to the involuntary termination of Kyrus employees. The workforce reductions eliminated 71 operations and administrative positions. Any changes to this estimate will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, had no impact on the Company’s consolidated financial statements.

In April 2001, the FASB issued EITF No. 01-03, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. The Company adopted the guidelines set forth in EITF 01-03 to record deferred revenues purchased in connection with the Kyrus acquisition in September 2003. (See Note 3).

5.     DISCONTINUED OPERATIONS

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors and other electronic components in North America and Germany. Cash proceeds from the sale of IED are estimated to total $240 million, subject to purchase price adjustments, of which approximately $227 million has been collected as of September 30, 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, an Asian distributor of electronic components. The buyer also assumed certain liabilities.

In addition, as of the sale date, the Company announced its strategic transformation to focus solely on its enterprise computer solutions business. As a result, Agilysys’ majority owned subsidiary, Aprisa, Inc. (“Aprisa”), an Internet-based start-up corporation, which created customized software for the electronic components market ceased to provide strategic value to the Company and the operations were discontinued.

The disposition of IED and discontinuation of Aprisa’s operations represent a disposal of a “component of an entity” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect IED and Aprisa as discontinued operations for all periods.

For the six-month periods ended September 30, 2003 and 2002, the Company realized a loss from discontinued operations of $1.1 million, net of $0.6 million in income taxes and income from discontinued operations of $5.0 million, net of $2.1 million in income taxes, respectively.

In the fourth quarter of Fiscal 2003, Agilysys recognized a pre-tax gain on the sale of IED of $53.5 million. This gain was offset by the following charges which relate solely to the discontinued operations and assets of IED:

(Dollars in Thousands)
Severance costs	$(5,913)
Facilities	(5,028)
Asset impairment	(17,435)
Other	(274)

Total Restructuring Charges	$(28,650)

Severance costs relate to the severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income provided by external brokers, for approximately 30 vacated locations no longer required as a result of the sale. These leases have expiration dates extending to 2010. During the six-month period ended September 30, 2003, the Company closed five IED facilities.

The asset impairment charge represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction but related to IED.

The following table summarizes the activity during the six months ended September 30, 2003, related to IED disposition accruals provided in Fiscal 2002 and Fiscal 2003:

(Dollars in Thousands)	Severance Costs	Facilities	Other	Total

Balance at April 1, 2003	$7,332	$5,785	$274	$13,391
Payments	(3,881)	(1,302)	(117)	(5,300)
Additions	—	545	—	545
Accretion on lease reserves	—	47	—	47

Balance at June 30, 2003	$3,451	$5,075	$157	$8,683
Payments	(2,062)	(801)	(67)	(2,930)
Accretion of lease reserves	—	41	—	41

Balance at September 30, 2003	$1,389	$4,315	$90	$5,794

6.     RESTRUCTURING CHARGES

During the fourth quarter of Fiscal 2003, concurrent with the sale of IED, the Company announced that it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. In connection with this reorganization, the Company recorded restructuring charges totaling $20.7 million related to impairment of facilities and other assets no longer required, and severance, incentives and other employee benefit costs, including amounts accrued for payments that were made pursuant to certain tax “gross up” provisions of executive restricted stock award agreements, incurred in connection with downsizing the corporate structure.

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

The following table summarizes the activity during the six months ended September 30, 2003 related to this restructuring:

	Severance & Other Employee Costs	Facilities	Total

Balance at April 1, 2003	$5,731	$6,097	$11,828
Payments	(4,553)	(188)	(4,741)
Accretion on lease reserves	—	115	115

Balance at June 30, 2003	$1,178	$6,024	$7,202
Payments	(812)	(191)	(1,003)
Accretion on lease reserves	—	114	114

Balance at September 30, 2003	$366	$5,947	$6,313

During the three- and six-month periods ended September 30, 2003, the Company recorded additional restructuring charges and made payments of $0.7 million and $1.2 million, respectively. These restructuring charges relate primarily to ancillary facility costs incurred as a result of current year activities associated with the Fiscal 2003 reorganization.

7.     GOODWILL

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and discontinued the amortization of goodwill in accordance with SFAS No. 142.

As required by SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an independent valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of the reporting unit was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended September 30, 2002.

On September 30, 2003, the Company acquired Kyrus Corporation. As a result of this purchase, the Company recognized approximately $29 million in goodwill on its Unaudited Condensed Consolidated Balance Sheet at September 30, 2003. The value of the goodwill is based on the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date.

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

9.     MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

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

The Trust preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder. After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. During the first quarter of Fiscal 2004, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The difference between the face value and cash paid, offset by the write-off of related deferred financing fees, resulted in a net gain of $734,000. As of September 30, 2003, a total of 369,761 Trust preferred securities had been redeemed.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of such instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. During the first quarter of Fiscal 2004, the Company evaluated SFAS No. 150 and determined that this Statement does not apply to the Company’s Trust preferred securities since they are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder.

10.     SENIOR NOTES

In July 2003, the Company repurchased $28.5 million of 9.5% Senior Notes which are due in August 2006. The premium paid and the deferred costs written-off upon the repurchase of this debt aggregated approximately $3.3 million.

11.     COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2003	2002	2003	2002

Net Income (Loss)	$(3,379)	$642	$(4,836)	$(33,323)
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Equity Securities	62	(3,908)	2,426	(7,087)
Foreign Currency Translation Adjustment	(2,325)	(659)	(93)	2,125

Total Other Comprehensive Income (Loss)	(2,263)	(4,567)	2,333	(4,962)

Comprehensive Loss	$(5,642)	$(3,925)	$(2,503)	$(38,285)

12.     EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted income (loss) per share for the three- and six-month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Numerator for earnings per share:
Loss from Continuing Operations	$(3,046)	$(2,054)	$(3,754)	$(3,521)
Income (Loss) from Discontinued
Operations, net of taxes	(333)	2,696	(1,082)	4,993

Income (Loss) Before Cumulative Effect of Change Accounting Principle	(3,379)	642	(4,836)	1,472
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	(34,795)

Net income (loss) on which basic and diluted earnings (loss) per share is calculated	$(3,379)	$642	$(4,836)	$(33,323)

Denominator:
Weighted average number of shares
Basic weighted average shares	27,441	27,291	27,745	27,260
Diluted weighted average shares	27,441	27,291	27,745	27,260

Basic diluted earnings (loss) per share
Loss from Continuing Operations – Basic and Diluted	$(0.11)	$(0.08)	$(0.13)	$(0.12)
Income (Loss) from Discontinued Operations	(0.01)	0.10	(0.04)	0.18

Income (Loss) Before Cumulative Effect of Change Accounting Principle	$(0.12)	$0.02	$(0.17)	$0.06
Cumulative Effect of Change in Accounting
Principle	—	—	—	(1.28)

Net Income (Loss) Per Share – Basic and Diluted	$(0.12)	$0.02	$(0.17)	$(1.22)

Not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002 was 7,963,492, and 9,122,222 common shares, respectively, issuable upon conversion of Trust Preferred Securities, and 3,040,495 and 3,483,432 common shares, respectively, issuable upon exercise of stock options that could potentially dilute basic earnings per share in the future. For the six months ended September 30, 2003 and 2002 the computation of diluted earnings per share excluded 8,140,784 and 9,122,222 common shares, respectively, issuable upon conversion of Trust Preferred Securities, and 3,304,895 and 4,227,184 common shares, respectively, issuable upon exercise of stock options that could potentially dilute basic earnings per share in the future. These were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

13.     STOCK-BASED COMPENSATION

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

If compensation expense for the Company’s stock option plans had been determined based upon fair value at the grant dates for awards under the option plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

In Thousands, Except Per Share Data)	2003	2002	2003	2002

Net income (loss), as reported	$(3,379)	$642	$(4,836)	$(33,323)
Compensation expense as determined under SFAS No. 123, net of related tax effects	(664)	(1,847)	(1,128)	(3,478)

Pro forma net loss	$(4,043)	$(1,205)	$(5,964)	$(36,801)

Basic and diluted net income (loss) per share, as reported	$(0.12)	$0.02	$(0.17)	$(1.22)
Basic and diluted net loss per share, pro forma	$(0.15)	$(0.04)	$(0.21)	$(1.35)

AGILYSYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

On September 12, 2003, the shareholders of Pioneer-Standard Electronics, Inc. approved an amendment to the Company’s Amended Articles of Incorporation to change the Company’s name to Agilysys, Inc. The name change became effective on September 15, 2003. Prior to September 16, 2003, Agilysys, Inc. traded on the National Association of Securities Dealers and Automated Quotations (NASDAQ) Stock Market as Pioneer-Standard Electronics, Inc. under the symbol “PIOS.” On September 16, 2003, Agilysys, Inc. began trading on the NASDAQ Stock Market under the symbol “AGYS.” Agilysys, Inc. and its subsidiaries are referred to herein as the “Company.”

Following is certain financial data for the three- and six-month periods ended September 30, 2003 as compared with the three- and six-month periods ended September 30, 2002. The Company’s Consolidated Financial Statements and related notes have been presented to reflect the disposition of the Company’s Industrial Electronics Division (“IED”) and discontinuance of Aprisa, Inc.’s (“Aprisa”) operations as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operations, the enterprise computer solutions business.

Management’s discussion and analysis should be read in conjunction with the same discussion in the Company’s Fiscal 2003 Annual Report on Form 10-K. References also should be made to the financial statements in this Form 10-Q.

Results of Operations

Three Months Ended September 30, 2003 Compared with the Three Months Ended
September 30, 2002

	Three Months Ended September 30

(Dollars in Thousands)	2003		2002

Net Sales	$292,683	100.0%	$260,663	100.0%
Cost of Goods Sold	257,969	88.1%	225,682	86.6%

Gross Margin	34,714	11.9%	34,981	13.4%
Selling, General and Administrative Expenses	31,648	10.8%	33,574	12.9%
Restructuring Charges	731	0.2%	—	—

Operating Income	$2,335	0.8%	$1,407	0.5%

Net Sales. Consolidated net sales of $292.7 million for the three-month period ended September 30, 2003 increased $32.0 million or 12.3% over the prior fiscal year second quarter. The largest contributor to this growth was a stronger demand for servers as the Company’s suppliers continue to aggressively pursue market share gains through incentive pricing. These improvements more than offset lower sales volume in storage products and software products in the current quarter versus the comparable quarter last year.

Gross Margin. Consolidated gross margin was 11.9% at September 30, 2003 as compared with 13.4% at September 30, 2002. The reduced gross margin percentage resulted primarily from competitive pricing pressures in the marketplace, and a higher level of sales to resellers, through the Company’s distribution business, which carry a lower percentage gross profit than the Company’s sales made directly to end-use customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $31.7 million were 5.7% lower than the second quarter last year of $33.6 million. The decrease was a result of lower compensation costs, occupancy costs and software amortization as a result of the Company’s reorganization of continuing operations.

Restructuring Charges. The Company recorded a $0.7 million charge for restructuring activities during the first half of Fiscal 2004. These restructuring charges relate primarily to ancillary facility costs incurred as a result of current year activities associated with the Fiscal 2003 reorganization.

Six Months Ended September 30, 2003 Compared with the Six Months Ended September 30, 2002

	Six Months Ended September 30

(Dollars in Thousands)	2003		2002

Consolidated Net Sales	$572,276	100.0%	$533,854	100.0%
Cost of Goods Sold	502,635	87.8%	464,088	86.9%

Gross Margin	69,641	12.2%	69,766	13.1%
Selling, General and Administrative Expenses	63,319	11.1%	66,067	12.4%
Restructuring Charges	1,194	0.2%	—	—

Operating Income	$5,128	0.9%	$3,699	0.7%

Net Sales. Consolidated net sales of $572.3 million for the six-month period ended September 30, 2003 increased $38.4 million or 7.2% from consolidated net sales of $533.9 million in the six-month period ended September 30, 2002. The largest contributor to this growth was a stronger demand for servers as the Company’s suppliers continue to aggressively pursue market share gains through incentive pricing. These improvements offset lower sales volume in storage products and flat software sales in the six month period ended September 30, 2003 versus the comparable period in the prior year. Including the results of the Company’s recently announced acquisition of Kyrus as of September 30, 2003, management anticipates sales to increase between 15 and 20 percent in the second half of Fiscal 2004 versus the second half of Fiscal 2003.

Gross Margin. Consolidated gross margin was 12.2% for the six months ended September 30, 2003 compared with 13.1% for the six months ended September 30, 2002. The reduced gross margin percentage resulted primarily from competitive pricing pressures in the marketplace, and a higher level of distribution sales to resellers, through the Company’s distribution business, which carry a lower percentage gross profit than the Company’s sales made directly to end-use customers. Management anticipates current gross margin trends will impact the Company’s results for the remainder of Fiscal 2004. As a result, management expects gross margins for Fiscal 2004 to be between 12.0 percent and 12.5 percent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $63.3 million were 4.2% lower than the second half last year of $66.1 million. The decrease was a result of lower compensation costs, occupancy costs and software amortization as a result of the Company’s reorganization of continuing operations.

Restructuring Charges. The Company recorded a $1.2 million charge for restructuring activities during the first half of Fiscal 2004. These restructuring charges relate primarily to ancillary facility costs incurred as a result of current year activities associated with the Fiscal 2003 reorganization.

Other (Income) Expense, Interest Expense and Income Taxes

	Three Months Ended		Six Months Ended
	September 30		September 30

(Dollars in Thousands)	2003	2002	2003	2002

Other Income, net	$(603)	$(33)	$(550)	$(59)
Interest Expense, net	$2,415	$1,967	$4,853	$4,153
Loss on Retirement of Debt in Preferred Securities, net	$3,365	$—	$2,631	$—
Effective Tax Rate – Continuing Operations	39.8%	6.6%	39.8%	0%

During the second quarter of Fiscal 2004, the Company sold its interest in Eurodis Electron for $3.3 million. Included in Other Income, net, is a gain on the sale of this investment of approximately $0.9 million. In April 2003, the Company repurchased 365,000 Trust preferred securities, with a face value of approximately $18.3 million, for approximately $17.0 million resulting in a pre-tax gain of $0.7 million in the first quarter of Fiscal 2004, net of the write-off of deferred financing fees. In July 2003, the Company repurchased $28.5 million of 9.5% Senior Notes due in 2006. The premium paid and the deferred financing costs written-off upon the repurchase of this debt aggregated approximately $3.3 million.

The Company recorded an income tax provision for continuing operations at an effective tax rate of 39.8% in the second quarter of Fiscal 2004 compared with an income tax provision at an effective tax rate of 6.6% in the comparable quarter in the prior year. The change in rate was due primarily to the impact of a dividend from our foreign equity investment and the applicable withholding taxes.

The Company recorded an income tax provision for continuing operations at an effective tax rate of 39.8% for the first half of Fiscal 2004. No income tax provision was recorded for the first half of Fiscal 2003 due to the low level of taxable income.

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

Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process and engaged an outside valuation consultant to assist in this process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of the reporting unit was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of Fiscal 2003 and is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended September 30, 2002.

Liquidity and Capital Resources

For the six-month period ended September 30, 2003, net cash used for operating activities totaled $30.9 million, as compared with cash provided by operating activities of $40.1 million for the comparable period in the prior year. Current assets, excluding cash and the effects of acquisitions and discontinued operations, increased by $37.2 million and current liabilities, excluding the effects of acquisitions and discontinued operations, increased by $7.8 million during the six-month period ending September 30, 2003, resulting in a $29.5 million increase in working capital from March 31, 2003. An increase in accounts receivable, due to relatively higher quarter end sales, was the main driver for the increase in working capital for the six-month period ended September 30, 2003.

Net cash used for investing activities was $25.7 million for the six months ended September 30, 2003, compared with $0.2 million provided by investing activities for the comparable period in the prior year. On September 30, 2003, the Company acquired Kyrus Corporation for $28.7 million. As of September 30, 2003 the Company sold its publicly held investment, Eurodis Electron PLC, (“Eurodis”) for $3.3 million.

Net cash used for financing activities was $51.3 million, versus $29.5 million for the comparable period in the prior year. Cash used for financing activities in the six-month period ended September 30, 2003 included the repurchase of $28.5 million of 9.5% Senior Notes due August 2006 for approximately $33.0 million and the repurchase of 365,000 Trust preferred securities for approximately $17.0 million. Net cash used for financing activities for the six-month period ended September 30, 2002 was $29.5 million, representing repayments of borrowings under the Company's revolving line of credit and accounts receivable securitization financing.

The Company is exposed to interest rate risk primarily from the various floating-rate pricing mechanisms on the Company’s Revolving Credit Agreement (“the Revolver”). The Company has no borrowings outstanding under its Revolver as of September 30, 2003. The ratio of debt to capital, defined as current and long-term debt plus the Trust preferred securities (combined “Debt”) divided by Debt plus Shareholders’ Equity is 44% at September 30, 2003, compared with 48% at March 31, 2003. The Company is working to opportunistically reduce this ratio to 25-35%.

In addition to the Revolver, the Company has outstanding $102.5 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006 and $125.4 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities.

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

Management estimates that capital expenditures for Fiscal 2004 will approximate $1.0 to $1.5 million, which is a revision from the $3.0 to $4.0 million previously anticipated. The Company anticipates that cash on hand, funds from current operations, the Revolver and access to capital markets will provide adequate funds to finance acquisitions, capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Recent Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, had no impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. Further, there were no changes made in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Registrant’s Annual Meeting of Shareholders was held on July 29, 2003.

A Special Meeting of Shareholders was held on September 12, 2003.

(b)	At the Annual Meeting, the shareholders voted to elect Charles F. Christ, Arthur Rhein and Thomas C. Sullivan each to an additional three-year term as a Director of the Company. The term of office of the following Directors of the Company continued after the Annual Meeting: Keith M. Kolerus, Robert A Lauer, Robert G. McCreary, III, James L. Bayman, Thomas A. Commes and Howard V. Knicely.

(c)	At the Annual Meeting, the following persons were elected for terms expiring in 2006, by the following vote:

	For	Against	Abstentions

Charles F. Christ	27,799,963	0	386,437
Arthur Rhein	27,843,260	0	343,140
Thomas C. Sullivan	27,805,146	0	381,254

At the Annual Meeting, the selection of Ernst & Young LLP as independent certified accountants to audit the accounts of the Registrant and its subsidiaries for the fiscal year ending December 31, 2004 was approved by the following vote:

For	Against	Abstentions

28,186,146	0	254

Also at the Annual Meeting, shareholders voted to transact such other business as may properly come before the Annual Meeting or any adjournments thereof, by the following vote:

For	Against	Abstentions

28,406,870	0	352

At the Special Meeting, the amendment to the Company’s Amended Articles of Incorporation to change the Company name from “Pioneer-Standard Electronics, Inc.” to “Agilysys, Inc.” was approved by the following vote:

For	Against	Abstentions

25,818,004	2,466,076	123,142

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	EXHIBITS

		3.1	Articles of Incorporation of the Company, as amended, relating to the name change from Pioneer-Standard Electronics, Inc. to Agilysys, Inc.

		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

During the second quarter of Fiscal 2004, the Company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:

		—	The Company filed a Current Report on Form 8-K dated July 24, 2003 to include its press release announcing the Company’s Fiscal 2004 first quarter ended June 30, 2003 results.

		—	The Company filed a Current Report on Form 8-K dated September 15, 2003 to include its press release announcing the Company’s name change from Pioneer-Standard Electronics, Inc. to Agilysys, Inc. and to announce the Company’s definitive agreement to purchase Kyrus Corporation.

		—	The Company filed a Current Report on Form 8-K dated September 30, 2003 announcing its acquisition of Kyrus Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: November 13, 2003	/s/ Arthur Rhein Arthur Rhein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2003	/s/ Steven M. Billick Steven M. Billick Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)