Form 10-Q
period 2003-12-31
AGILYSYS INC
filed 2004-02-12
CIK 78749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practical date: Common Shares, without par value, as of February 1, 2003: 32,115,614 (Includes 3,589,940 Common Shares subscribed by the Agilysys Stock Benefit Trust).

AGILYSYS, INC.

Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2003 and 2002

Condensed Consolidated Balance Sheets - December 31, 2003 (Unaudited) and March 31, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2002

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars In Thousands, Except Share and Per Share Data)	2003	2002	2003	2002

Net Sales	$459,363	$376,438	$1,031,639	$910,292
Cost of Goods Sold	399,937	331,416	902,572	795,504

Gross Margin	59,426	45,022	129,067	114,788
Selling, General and Administrative Expenses	38,393	37,038	101,712	103,105
Restructuring Charges	860	—	2,054	—

Operating Income	20,173	7,984	25,301	11,683
Other (Income) Expense
Other Income, net	(160)	(411)	(710)	(470)
Interest Expense, net	2,215	2,534	7,068	6,687
Loss on Retirement of Debt, net	712	—	3,343	—

Income Before Income Taxes	17,406	5,861	15,600	5,466
Provision for Income Taxes	6,967	2,066	6,248	2,066
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of tax	1,319	1,474	3,986	4,600

Income (Loss) from Continuing Operations	$9,120	$2,321	$5,366	$(1,200)
Income (Loss) from Discontinued Operations, net of tax (See Note 5)	(458)	(426)	(1,540)	4,567

Income Before Cumulative Effect of a Change in Accounting Principle	$8,662	$1,895	$3,826	$3,367
Cumulative Effect of a Change in Accounting Principle, net of $1.9 million tax benefit	—	—	—	(34,795)

Net Income (Loss)	$8,662	$1,895	3,826	$(31,428)

Earnings Per Share—Basic
Income (Loss) from Continuing Operations	$0.33	$0.09	$0.19	$(0.04)
Income (Loss) from Discontinued Operations	(0.02)	(0.02)	(0.05)	0.16

Income Before Cumulative Effect of a Change in Accounting Principle	$0.31	$0.07	$0.14	$0.12
Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.27)

Earnings (Loss) Per Share—Basic	$0.31	$0.07	$0.14	$(1.15)

Average Number of Common Shares Outstanding—Basic	27,742,163	27,291,484	27,744,300	27,270,774
Earnings Per Share—Diluted
Income (Loss) from Continuing Operations	$0.29	$0.08	$0.19	$(0.04)
Income (Loss) from Discontinued Operations	(0.01)	(0.01)	(0.05)	0.16

Income Before Cumulative Effect of a Change in Accounting Principle	$0.28	$0.07	$0.14	$0.12
Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.27)

Earnings (Loss) Per Share—Diluted	$0.28	$0.07	$0.14	$(1.15)

Average Number of Common Shares Outstanding—Diluted	36,255,843	27,719,077	28,214,590	27,270,774
Dividends Per Share	$.03	$.03	$.09	$.09

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2003 are Unaudited)

	December 31	March 31
(Dollars In Thousands, Except Share and Per Share Data)	2003	2003

ASSETS
Current Assets
Cash and cash equivalents	$150,679	$318,543
Accounts receivable, net	369,540	170,708
Inventories, net	62,423	48,285
Deferred income taxes	7,452	6,244
Prepaid expenses	1,679	737
Assets of discontinued operations	22,781	43,367

Total current assets	614,554	587,884
Goodwill	146,116	117,545
Investments in affiliated companies	17,903	19,592
Other assets	12,507	10,625
Property and equipment, net	35,052	38,237

Total Assets	$826,132	$773,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$246,464	$139,185
Accrued salaries, wages, commissions and benefits	11,101	7,918
Other accrued liabilities	18,596	13,576
Income taxes	1,420	2,624
Liabilities of discontinued operations	4,520	20,910

Total current liabilities	282,101	184,213
Long-Term Debt	92,478	130,995
Deferred Income Taxes	11,405	7,000
Other Long-Term Liabilities	9,943	9,450
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	143,675
Shareholders’ Equity
Common stock, at $0.30 per share stated value; 32,115,614 and 32,056,950 shares outstanding, including 3,589,940 subscribed-for shares, in December and March, respectively	9,553	9,535
Capital in excess of stated value	120,557	113,655
Retained earnings	215,721	214,448
Unearned employee benefits	(36,830)	(30,299)
Unearned compensation on restricted stock	(3,018)	(4,575)
Accumulated other comprehensive loss	(1,203)	(4,214)

Total Shareholders’ Equity	304,780	298,550

Total Liabilities and Shareholders’ Equity	$826,132	$773,883

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31

(Dollars in Thousands)	2003	2002

Operating Activities:
Loss from continuing operations, including cumulative effect of change in accounting principle	$5,366	$(35,995)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle	—	34,795
Gain on purchase of Convertible Preferred Securities	(734)	—
Gain on sale of investment	(906)	—
Gain on sale of asset	155	—
Loss on buyback of Senior Notes	4,077	—
Depreciation	3,382	6,929
Amortization	4,118	6,207
Deferred income taxes	3,211	(1,914)
Other non-cash items	779	1,346
Changes in working capital, excluding discontinued operations
(Increase) in accounts receivable	(174,888)	(84,333)
(Increase) decrease in inventory	(7,245)	13,633
Increase in accounts payable	84,712	81,539
Increase (decrease) in accrued salaries and wages	3,130	(665)
Increase (decrease) in other accrued liabilities	(8,796)	6,801
Other working capital	3,025	803
Other	(1,484)	1,879

Total adjustments	(87,464)	67,020

Net cash provided by (used for) operating activities	(82,098)	31,025
Investing Activities:
Additions to property and equipment	(781)	(8,265)
Acquisitions of businesses	(28,706)	—
Proceeds from sale of assets	—	1,389
Proceeds from sale of investment	3,309	—

Net cash used for investing activities	(26,178)	(6,876)
Financing Activities:
Revolving credit borrowings	—	7,780
Revolving credit payments	—	(7,780)
Accounts receivable securitization financing borrowings	—	17,600
Accounts receivable securitization financing payments	—	(46,600)
Buyback of Convertible Preferred Securities	(16,973)	—
Buyback of Senior Notes	(44,174)	—
Dividends paid	(2,554)	(2,512)
Other	471	1,148

Net cash used for financing activities	(63,230)	(30,364)
Effect of Exchange Rate Changes on Cash	523	—

Cash flows used for continuing operations	(170,983)	(6,215)
Cash flows provided by discontinued operations	3,119	54,041

Net Increase (Decrease) in Cash	(167,864)	47,826
Cash at Beginning of Period	318,543	21,400

Cash at End of Period	$150,679	$69,226

During the nine-month period ended December 31, 2002, investments in available-for-sale securities depreciated in value by $0.5 million, net of tax. Such securities were sold in September 2003.

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

The condensed consolidated balance sheet as of December 31, 2003, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods ended December 31, 2003, and December 31, 2002, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows have been made. The results of operations for the three and nine-month periods ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

Reclassifications. Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications had no effect on reported earnings.

Critical Accounting Policies. A detailed description of the Company’s critical accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2003, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

3. ACQUISITION

On September 30, 2003, the Company consummated the acquisition of Kyrus Corporation (“Kyrus”) an IBM® Master Distributor and Premier Business Partner in retail sales solutions. The Company acquired Kyrus as part of its recently announced strategic plan to focus solely on the enterprise solutions business. The purchase was funded through the Company’s available cash. The acquisition was consummated pursuant to an Agreement and Plan of Merger dated September 15, 2003 (“the Agreement”). Under the terms of the Agreement, the Company acquired all the outstanding common stock of Kyrus for $29.6 million ($28.7 million, net of cash acquired) including legal fees and other costs directly related to the acquisition.

The Kyrus acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed in the acquisition based on their estimated fair values as of the acquisition date. As a result of the purchase, the Company recorded approximately $29 million of goodwill on its Unaudited Condensed Consolidated Balance Sheet at September 30, 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill will not be amortized and will be tested for impairment using a fair value approach at least annually.

During the nine months ended December 31, 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated value of deferred tax assets – current portion ($1,558,000 increase), other current assets ($181,000 decrease), deferred tax assets – non-current portion ($1,344,000 increase), other non-current assets ($1,188,000 decrease), and current liabilities ($935,000 increase). The deferred tax assets were recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” based on the differences between the assigned values and the tax bases of the assets acquired and liabilities assumed. These adjustments resulted in a net decrease to goodwill of $598,000.

During the third fiscal quarter, the Company substantially completed its plans to integrate the Kyrus operations. These activities included exiting certain Kyrus facilities and the involuntary termination of certain Kyrus employees. The acquisition-related restructuring liabilities were accounted for under EITF 95-3 and therefore are included in the purchase price allocation of the cost to acquire Kyrus. The workforce reductions eliminated 70 operations and administrative positions. Any changes to this estimate within the allocation period will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill.

The Kyrus acquisition expands the Company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services to retail customers. As a result of the Company’s acquisition of Kyrus, certain of the Company’s operations are now located in a 77,500 square-foot office facility in Taylors, South Carolina, for which the Company is party to a seven-year lease. The lease on this facility extends through 2009.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of such instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. During the first quarter of Fiscal 2004, the Company evaluated SFAS No. 150 and determined that this Statement does not apply to the Company’s 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities since they are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder.

In April 2001, the FASB issued EITF Issue 01-03, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. The Company adopted the guidelines set forth in EITF 01-03 to record deferred revenues purchased in connection with the Kyrus acquisition in September 2003 (see Note 3).

In January 2003, the FASB issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires companies to determine whether an arrangement involving multiple deliverables contains more then one accounting unit. This Issue, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, did not apply to the Company prior to the Kyrus acquisition on September 30, 2003 (see Note 3). Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangements meet certain criteria. The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the delivered elements and c) delivery of the undelivered elements is probable and within the control of Agilysys, Inc. Arrangement consideration is allocated using the separate units of accounting based on their relative fair values. Effective October 1, 2003, the Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value that is established with the customer during contract negotiations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the fourth quarter of Fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the first quarter of Fiscal 2005. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of Fiscal 2005. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

5. DISCONTINUED OPERATIONS

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors and other electronic components in North America and Germany. Cash proceeds from the sale of IED are estimated to total $240 million, subject to purchase price adjustments, of which approximately $227 million has been collected as of December 31, 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, an Asian distributor of electronic components. The buyer also assumed certain liabilities.

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

The disposition of IED and discontinuation of Aprisa’s operations represent a disposal of a “component of an entity” as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect IED and Aprisa as discontinued operations for all periods presented.

For the nine-month periods ended December 31, 2003 and 2002, the Company realized a loss from discontinued operations of $1.5 million, net of $0.8 million in income taxes and income from discontinued operations of $4.6 million, net of $1.5 million in income taxes, respectively.

In the fourth quarter of Fiscal 2003, Agilysys recognized a pre-tax gain on the sale of IED of $53.5 million. This gain was offset by the following charges which relate solely to the discontinued operations and assets of IED:

(Dollars in Thousands)
Severance costs	$(5,913)
Facilities	(5,028)
Asset impairment	(17,435)
Other	(274)

Total Restructuring Charges	$(28,650)

Severance costs relate to the severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income provided by external brokers, for approximately 30 vacated locations no longer required as a result of the sale. These leases have expiration dates extending to 2010. During the nine-month period ended December 31, 2003, the Company closed eleven IED facilities.

The asset impairment charge represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction but related to IED.

The following table summarizes the activity during the nine months ended December 31, 2003, related to IED disposition accruals provided in Fiscal 2002 and Fiscal 2003:

(Dollars in Thousands)	Severance Costs	Facilities	Other	Total

Balance at April 1, 2003	$7,332	$5,785	$274	$13,391
Payments	(3,881)	(1,302)	(117)	(5,300)
Additions	—	545	—	545
Accretion on lease reserves	—	47	—	47

Balance at June 30, 2003	$3,451	$5,075	$157	$8,683
Payments	(2,062)	(801)	(67)	(2,930)
Accretion of lease reserves	—	41	—	41

Balance at September 30, 2003	$1,389	$4,315	$90	$5,794
Payments	(921)	(608)	—	(1,529)
Accretion of lease reserves	—	37	—	37

Balance at December 31, 2003	$468	$3,744	$90	$4,302

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

The following table summarizes the activity during the nine months ended December 31, 2003, related to this restructuring:

	Severance & Other
	Employee Costs	Facilities	Total

Balance at April 1, 2003	$5,731	$6,097	$11,828
Payments	(4,553)	(188)	(4,741)
Accretion on lease reserves	—	115	115

Balance at June 30, 2003	$1,178	$6,024	$7,202
Payments	(812)	(191)	(1,003)
Accretion on lease reserves	—	114	114

Balance at September 30, 2003	$366	$5,947	$6,313
Payments	(271)	(188)	(459)
Accretion on lease reserves	—	113	113

Balance at December 31, 2003	$95	$5,872	$5,967

During the three- and nine-month periods ended December 31, 2003, the Company recorded additional restructuring charges and made payments of $0.9 million and $2.1 million, respectively.

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

On September 30, 2003, the Company acquired Kyrus Corporation. As a result of this purchase, the Company recognized approximately $29 million in goodwill on its Unaudited Condensed Consolidated Balance Sheet at September 30, 2003. During the three months ended December 31, 2003, the preliminary allocation of the purchase price was adjusted to revise the estimated fair values of assets acquired and liabilities assumed in connection with the acquisition. These adjustments resulted in a net decrease to goodwill of $598,000. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill will not be amortized and will be tested for impairment using a fair value approach at least annually.

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

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

In March and April 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities. The Pioneer-Standard Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028 of Pioneer-Standard Electronics, Inc. (the “Trust Debentures”). The Company has executed a guarantee with regard to the Trust preferred securities. The guarantee, when taken together with the Company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provide a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities.

The Trust preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder. After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. During the first quarter of Fiscal 2004, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The difference between the face value and cash paid, offset by the write-off of related deferred financing fees, resulted in a net gain of $734,000. As of December 31, 2003, a total of 369,761 Trust preferred securities had been redeemed.

10. SENIOR NOTES

In July 2003, the Company repurchased $28.5 million of the 9.5% Senior Notes due 2006 at a premium of $3.3 million plus accrued interest of $1.1 million. In December 2003, the Company repurchased $10.2 million of the 9.5% Senior Notes due 2006 at a premium of $0.7 million plus accrued interest of $0.3 million.

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Dollars in Thousands)	2003	2002	2003	2002

Net Income (Loss)	$8,662	$1,895	$3,826	$(31,428)
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Equity Securities	588	(2,150)	3,014	(9,237)
Foreign Currency Translation Adjustment	90	316	(3)	2,441

Total Other Comprehensive Income (Loss)	678	(1,834)	3,011	(6,796)

Comprehensive Loss	$9,340	$61	$6,837	$(38,224)

12. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31		December 31

(Amounts in Thousands)	2003	2002	2003	2002

Numerator:
Net income (loss)—basic	$8,662	$1,895	$3,826	$(31,428)
Add back — interest on convertible debt, net of tax	1,319	—	—	—

Net income (loss)—diluted	$9,981	$1,895	$3,826	$(31,428)

Denominator:
Weighted average shares outstanding—basic	27,742	27,291	27,744	27,271
Effect of dilutive securities:
Stock options	551	428	471	—
Convertible debt	7,963	—	—	—

Adjusted weighted average shares outstanding—diluted	36,256	27,719	28,215	27,271

Earnings (loss) per share—basic	$0.31	$0.07	$0.14	$(1.15)
Earnings (loss) per share—diluted	$0.28	$0.07	$0.14	$(1.15)

Certain stock options and convertible debt have been excluded for the periods presented because the effect would have been antidilutive.

13. STOCK-BASED COMPENSATION

The Company has elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

SFAS 148 requires prominent disclosure regarding the method used by the Company to account for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Nine Months Ended
	December 31		December 31

In Thousands, Except Per Share Data	2003	2002	2003	2002

Net income (loss), as reported	$8,662	$1,895	$3,826	$(31,428)
Compensation expense as determined under SFAS No. 123, net of related tax effects	(513)	(1,137)	(1,634)	(3,254)

Pro forma net income (loss)	$8,149	$758	$2,192	$(34,682)

Earnings (loss) per share—basic
As reported	$0.31	$0.07	$0.14	$(1.15)
Pro forma	$0.29	$0.03	$0.08	$(1.27)
Earnings (loss) per share—diluted
As reported	$0.28	$0.07	$0.14	$(1.15)
Pro forma	$0.22	$0.03	$0.08	$(1.27)

14. SUBSEQUENT EVENT

On February 2, 2004, the Company announced that it signed a definitive agreement to acquire substantially all of the assets of Inter-American Data, Inc. (“IAD”). IAD is a leading developer and provider of software and services to hotel casinos and major resorts in the United States. Headquartered in Atlanta, Georgia, IAD powers some of the largest resorts in the world with a robust suite of enterprise solutions for property and materials management as well as electronic document storage.

The acquisition is expected to close on or around February 18, 2004, subject to, among other things, the satisfaction of customary closing conditions. Full integration of IAD’s operations with the Company’s operations is expected to occur during the fourth quarter of Fiscal 2004. The purchase price of $36.5 million will be funded in cash. The acquisition will be accounted for using the purchase method of accounting and will result in goodwill of approximately $36 million.

This acquisition establishes the Company as a leading software developer and service provider to the hospitality industry, particularly the gaming sector, which is an area of the economy that has experienced positive growth in recent years. Similar to the recent acquisition of Kyrus Corporation, the addition of IAD will open up a new market, broaden the Agilysys customer base, and increase service and product offerings.

AGILYSYS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words “believes,” “anticipates,” “plans,” “expects,” “forecast,” “project,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue, net income growth, cash flows and capital expenditures. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report.

Operating results for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2004. Management’s discussion and analysis should be read in conjunction with the same discussion in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission. References also should be made to the financial statements in this Form 10-Q.

Uneven Sales Patterns and Seasonality

The Company experiences a disproportionately large percentage of quarterly sales in the last month of the fiscal quarters. This uneven sales pattern makes the prediction of revenues, earnings and working capital for each quarterly financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, the Company experiences a seasonal increase in sales during its third quarter ending in December. The Company believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this sales pattern will continue over the long term, the Company anticipates that this trend will remain for the foreseeable future.

Overview

On September 30, 2003, the Company consummated the acquisition of Kyrus Corporation (see Note 3). Results of operations for the three- and nine-month periods ended December 31, 2003, include the results of Kyrus beginning October 1, 2003. The Kyrus acquisition expands the Company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services for retail customers.

Following is certain financial data for the three- and nine-month periods ended December 31, 2003 as compared with the three- and nine-month periods ended December 31, 2002. The Company’s Consolidated Financial Statements and related notes have been presented to reflect the disposition of the Company’s Industrial Electronics Division (“IED”) and discontinuance of Aprisa, Inc.’s (“Aprisa”) operations as discontinued operations for all periods. As such, management’s discussion and analysis excludes discontinued operations and focuses on the results of the Company’s continuing operations, the enterprise computer solutions business.

Results of Operations

Three Months Ended December 31, 2003 Compared with the Three Months Ended December 31, 2002

The following table represents certain consolidated statements of operations data as a percentage of net sales for the three months ended December 31, 2003 and December 31, 2002:

	Three Months Ended December 31

(Dollars in Thousands)	2003		2002

Net Sales	$459,363	100.0%	$376,438	100.0%
Cost of Goods Sold	399,937	87.1%	331,416	88.0%

Gross Margin	59,426	12.9%	45,022	12.0%
Selling, General and Administrative Expenses	38,393	8.4%	37,038	9.8%
Restructuring Charges	860	0.2%	—	—

Operating Income	$20,173	4.4%	$7,984	2.1%

Net Sales. Net sales were $459.4 million for the quarter ended December 31, 2003 compared with net sales of $376.4 million for the same quarter last year, which represented an increase of $82.9 million or 22.0%. Hardware, software and service revenues all reported significant year-over-year improvements. The current quarter benefited from inclusion of the results of Kyrus, which was acquired on September 30, 2003. Of the total increase of $82.9 million, $29.7 million related to the Kyrus operations. Excluding Kyrus, third quarter net sales increased $53.3 million, or 14.2%, compared with the same quarter last year.

Gross Margin. Gross margin is the difference between net sales and cost of goods sold. Costs of goods sold includes the direct costs of products sold and freight expenses, offset by incentives from vendors. Gross margin for the quarter ended December 31, 2003 was 12.9% compared with 12.0% for the third quarter of Fiscal 2003. Gross margin improvements resulted from two primary causes. The current period’s gross margin benefited from higher levels of vendor incentives compared with the third quarter of Fiscal 2003. In addition, the inclusion of Kyrus’ results for the quarter improved the current period’s gross margins. Gross margins from Kyrus’ operations were approximately 20.0% for the quarter ended December 31, 2003. Kyrus product mix, which includes sales of software and services, generate relatively higher levels of gross margin compared with the remainder of Agilysys’ sales. Excluding the results of Kyrus, gross margin would have been 12.4% for the current period, compared with 12.0% for the third quarter in Fiscal 2003.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses excluding restructuring charges, were $38.4 million for the quarter ended December 31, 2003, an increase of $1.4 million compared with the same quarter last year. As a percentage of sales, however, these costs decreased to 8.4% in the current quarter compared with 9.8% for the same period last year. Agilysys has grown revenues organically and through acquisition without adding significant additional general and administrative expenses. In addition, the acquisition of Kyrus increased selling, general and administrative expenses by $4.5 million in the quarter. Excluding Kyrus, SG&A expenses would have been $33.9 million compared with $37.0 million for the same quarter last year.

Restructuring Charges. For the quarter ended December 31, 2003, the Company recorded a $0.9 million charge for restructuring activities associated with the Fiscal 2003 reorganization.

Income Taxes. The current year tax rate is higher than the prior year tax rate due primarily to the reversal of a valuation allowance in the prior year.

Nine Months Ended December 31, 2003 Compared with the Nine Months Ended December 31, 2002

The following table represents certain consolidated statements of operations data as a percentage of net sales for the nine months ended December 31, 2003 and December 31, 2002:

	Nine Months Ended December 31

(Dollars in Thousands)	2003		2002

Net Sales	$1,031,639	100.0%	$910,292	100.0%
Cost of Goods Sold	902,572	87.5%	795,504	87.4%

Gross Margin	129,067	12.5%	114,788	12.6%
Selling, General and Administrative Expenses	101,712	9.9%	103,105	11.3%
Restructuring Charges	2,054	0.2%	—	—

Operating Income	$25,301	2.5%	$11,683	1.3%

Net Sales. Net sales were $1.0 billion for the nine-month period ended December 31, 2003 compared with net sales of $910.3 million for the nine-month period ended December 31, 2002, which represented an increase of $121.3 million or 13.3%. Hardware, software and service revenues all reported year-over-year improvements. In addition, the nine-month period ended December 31, 2003 benefited from the inclusion of the results of Kyrus, which was acquired on September 30, 2003.

Gross Margin. Gross margin for the nine months ended December 31, 2003 was 12.5% compared with 12.6% for the nine months ended December 31, 2002. The nine-month period ended December 31, 2003 benefited from higher levels of vendor incentives as well as the acquisition of Kyrus. These positive factors offset the competitive pricing pressures that have been encountered in the marketplace throughout Fiscal 2004.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses, excluding restructuring charges, were $101.7 million for the first nine months of Fiscal 2004 compared with $103.1 million for the same period last year, a decrease of $1.4 million. These costs decreased as a percentage of sales to 9.9% for the nine-months ended December 31, 2003 from 11.3% for the nine-months ended December 31, 2002. Excluding Kyrus, SG&A would have been $97.2 million fiscal year-to-date, a reduction of 6.1% compared with Fiscal 2003.

Restructuring Charges. For the nine month period ended December 31, 2003, the Company recorded a $2.1 million charge for restructuring activities associated with the Fiscal 2003 reorganization.

Income Taxes. The current year tax rate is higher than the prior year tax rate due primarily to the reversal of a valuation allowance in the prior year.

Pending Acquisitions

On February 2, 2004, the Company announced that it has signed a definitive agreement to acquire substantially all of the assets of Inter-American Data, Inc. (“IAD”). IAD is a leading developer and provider of software and services to hotel casinos and major resorts in the United States. Headquartered in Atlanta, Georgia, IAD powers some of the largest resorts in the world with a robust suite of enterprise solutions for property and materials management as well as electronic document storage.

The acquisition is expected to close on or around February 18, 2004, and the results of operations will be included in the Company’s operations as of the close date. Full integration of IAD’s operations with the Company’s operations is expected to occur during the fourth quarter of Fiscal 2004.

Liquidity and Capital Resources

Operating Activities. For the nine months ended December 31, 2003, net cash used for operating activities totaled $82.1 million, as compared with cash provided by operating activities of $31.0 million for the comparable period in the prior year. Current assets, excluding cash and discontinued operations, increased by $215.1 million and current liabilities, excluding discontinued liabilities, increased by $114.3 million during the nine-month period ending December 31, 2003, resulting in a $100.8 million increase in working capital from March 31, 2003. An increase in accounts receivables of $174.9 million, due to strong quarter end sales, was the main driver for the increase in working capital for the nine-month period ending December 31, 2003. In addition, in order to earn significant early payment discounts, on December 31, 2003, the Company paid $25 million of accounts payable prior to their due dates.

Investing Activities. Net cash used for investing activities totaled $26.2 million for the nine months ended December 31, 2003, compared with $6.9 million for the same period last year. On September 30, 2003, the Company acquired Kyrus Corporation for $28.7 million (net of cash acquired). As of September 30, 2003 the Company sold its publicly held foreign investment, Eurodis Electron PLC, (“Eurodis”) for $3.3 million. At March 31, 2003, Eurodis’ adjusted cost basis was $2.4 million.

Financing Activities. Net cash used for financing activities was $63.2 million, compared with $30.4 million for the comparable period last year. Cash used for financing activities in the nine-month period ending December 31, 2003 included the repurchase of $38.7 million of 9.5% Senior Notes due August 2006 (the “Senior Notes’) for a cash purchase price of $44.2 million and the repurchase of 365,000 Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust preferred securities”) approximating $18.3 million face value, for a purchase price of approximately $17.0 million. The premium paid on the 9.5% Senior Notes, as well as the disposition of other financing fees, resulted in a charge of $4.1 million. The difference between the face value and cash paid for the Trust preferred securities, offset by the write-off of deferred financing fees, resulted in a net gain of $734,000. Net cash used for financing activities for the nine-month period ending December 31, 2002 was $30.4 million, the majority of which represents the repayment of borrowings under the Company’s accounts receivable securitization with cash generated from working capital and lower working capital needs.

Current and Future Liquidity Position. The Company is exposed to interest rate risk primarily from the various floating-rate pricing mechanisms on the Company’s Revolving Credit Agreement (the “Credit Agreement”) dated April 16, 2003. The Company has no borrowings outstanding under its Credit Agreement as of December 31, 2003.

The ratio of debt to capital, defined as current and long-term debt plus the Trust preferred securities (combined “Debt”) divided by Debt plus Shareholders’ Equity is 41.7% at December 31, 2003, compared with 48% at March 31, 2003. The Company is working to opportunistically reduce this ratio longer term to 25-35%. The Company has outstanding $92.3 million principal amount of 9.5% Senior Notes and $125.4 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities.

In March and April 1998, the Company’s wholly owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued 2,875,000 shares relating to $143.7 million of the Trust preferred securities. The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company has executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the Trust preferred securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. After March 31, 2003, the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security. As previously noted, during the first quarter of Fiscal 2004, the Company repurchased 365,000 Trust preferred securities. The Company does not currently anticipate any further redemption of these Trust preferred securities, however, as opportunities arise the Company may purchase certain of the Trust preferred securities on the open market.

Management estimates that capital expenditures for Fiscal 2004 will approximate $1.0 to $1.5 million. The Company anticipates that cash on hand, funds from current operations, the Credit Agreement and access to capital markets will provide adequate funds to finance acquisitions, capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of such instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. During the first quarter of Fiscal 2004, the Company evaluated SFAS No. 150 and determined that this Statement does not apply to the Company’s 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities since they are convertible into the Company’s Common Shares at any time prior to the close of business on March 31, 2028, at the option of the holder.

In April 2001, the FASB issued EITF Issue 01-03, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. In March 2002, the FASB reached consensus that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to this liability should be based on its fair value at the date of the acquisition. The Company adopted the guidelines set forth in EITF 01-03 to record deferred revenues purchased in connection with the Kyrus acquisition in September 2003 (see Note 3).

In January 2003, the FASB issued EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires companies to determine whether an arrangement involving multiple deliverables contains more then one accounting unit. This Issue, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, did not apply to the Company prior to the Kyrus acquisition on September 30, 2003 (see Note 3). Under EITF 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangements meet certain criteria. The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the delivered elements and c) delivery of the undelivered elements is probable and within the control of Agilysys, Inc. Arrangement consideration is allocated using the separate units of accounting based on their relative fair values. Effective October 1, 2003, the Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value that is established with the customer during contract negotiations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the fourth quarter of Fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the first quarter of Fiscal 2005. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of Fiscal 2005. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financial statements.

Critical Accounting Policies — Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of its operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission. Our estimates are based on historical experience as well as relevant facts and circumstances known to us at each reporting date. Actual results may differ from these estimates.

As of December 31, 2003, the Company has goodwill with a carrying value of $146.1 million which is not being amortized and is subject to impairment testing. A goodwill impairment test is performed on an annual basis or more often if events or changes in circumstances indicate that impairment may exist. The annual impairment test will be performed during the fourth quarter of Fiscal 2004. It is possible that the test could result in an impairment charge which could have an adverse impact on the Company’s profitability and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

The Company’s management has evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2003. In connection with that evaluation, no change was identified that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the third quarter of Fiscal 2004, the Company furnished the following Current Reports on Form 8-K to the Securities and Exchange Commission:

•	The Company filed a Current Report on Form 8-K dated October 30, 2003, to include its press release announcing the Company’s Fiscal 2004 second quarter ended September 30, 2003 results.

•	The Company filed a Current Report on Form 8-K dated November 3, 2003, to file the transcript of conference call held on October 30, 2003, announcing the Company’s Fiscal 2004 second quarter ended September 30, 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: February 11, 2004	/s/ ARTHUR RHEIN

Arthur Rhein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2004	/s/ STEVEN M. BILLICK

Steven M. Billick Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)