Form 10-K
period 2004-03-31
AGILYSYS INC
filed 2004-06-14
CIK 78749

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

FOR ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
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

    The aggregate market value of Common Shares held by non-affiliates as of September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $232,969,542 computed on the basis of the last reported sale price per share ($8.77) of such shares on the NASDAQ National Market.

    As of May 3, 2004, the Registrant had the following number of Common Shares outstanding: 32,177,722

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 28, 2004 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2004.

AGILYSYS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2004

part I

Item 1.    Business

Overview

In September 2003, shareholders of the former Pioneer-Standard Electronics, Inc. approved an amendment to the Company’s amended Articles of Incorporation to change the name of the Company from Pioneer-Standard Electronics, Inc. to Agilysys, Inc. (the “Company” or “Agilysys”). Following the approval of the name change, the Company launched a new identity branding campaign, positioning the Agilysys name with employees, customers, suppliers, shareholders and industry analysts.
     Agilysys is a leading distributor and reseller focused on enterprise computer technology solutions. Enterprise computer solutions are an important part of the information technology (“IT”) of medium to large corporations and have a significant influence on the performance and efficiency of those corporations. Agilysys offers technology solutions to address strategic business needs of these end-users through the distribution and reselling of complex servers, storage, software and services.
     Agilysys strives to be the preferred strategic link between its suppliers and customers by providing rewardable differentiated value. The Company’s role is to provide customers with solutions to integrate their systems, improve their business environment and solve information technology challenges. Headquartered in Cleveland, Ohio, the Company has sales offices throughout North America and maintains strategic investments in the United States and Europe.
     During 2004, the Company completed two acquisitions, enhancing the core enterprise computer solutions business. Agilysys now provides its customers software applications and services focused on the retail and hospitality markets.
     Reference herein to any particular year or quarter generally refers to the Company’s fiscal year periods ended March 31.

History and significant events

Agilysys was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the Company grew to become a leading distributor in both electronic components and enterprise computer systems products and solutions.
     Prior to February 2003, the Company was structured into two divisions, which were classified into two reportable operating segments, the Computer Systems Division (“CSD”), which focused on the distribution and reselling of enterprise computer systems products and solutions, and the Industrial Electronics Division (“IED”), which focused on the distribution of electronic components. Each division represented, on average, approximately one-half of the Company’s total revenues. The Company’s third reportable segment contained corporate costs and the results of operations of Aprisa, Inc., the Company’s majority-owned software business, which focused on creating software for the electronic components market. On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of IED for $240 million, of which $13 million and $227 million were collected in 2004 and 2003, respectively. The Company also announced its strategic transformation to focus solely on its enterprise computer solutions business and, as a result, became one reportable operating segment. The proceeds from the sale have increased the Company’s financial flexibility and have been used to reduce debt and fund growth of the Company’s enterprise computer solutions business, both organically and through acquisition. As a result of the sale, the Company’s financial statements for fiscal years 2003 and 2002 have been restated to reflect the assets and liabilities and the operating results of IED as discontinued operations.
     On September 30, 2003, Agilysys completed the first of two acquisitions in 2004. The Company acquired Kyrus Corporation, an IBM® Master Distributor and Premier Business Partner in retail sales solutions. The purchase price was $29.6 million, which was funded by cash. With this acquisition, Agilysys is the leading provider of IBM retail solutions and services, across four major market segments: supermarket, chain drug, general retail and hospitality. Agilysys now offers a wide range of services and solutions nationwide, including hardware and software products and extensive professional services that ensure continuous retail operations. Professional services include technology consulting, software customization, staging, implementation, hardware and software maintenance and 24/7 support service capabilities. Agilysys also makes these products and services available to its existing partners and customers. Since the date of acquisition, Kyrus Corporation contributed $67 million of revenue and $11.6 million of gross margin to the Company in fiscal 2004.

     On February 18, 2004, Agilysys completed its second 2004 acquisition. The Company acquired substantially all of the assets of Inter-American Data, Inc. (“IAD”). The purchase price was $36.5 million, and was funded by cash. As with the Kyrus acquisition, the addition of IAD opened up a new market, broadened the Company’s customer base, and increased its services and product offerings. With this acquisition Agilysys is the leading developer and provider of technology solutions for property and inventory management in the casino and destination resort segments of the hospitality industry in the United States. Most of the major casinos and many of the largest resorts use Agilysys to design, implement and support their property management systems (“PMS”) for the hotel front office, management accounting, customer service and housekeeping functions. Since the date of acquisition, IAD contributed $3.7 million of revenue and $2.2 million of gross margin to the Company in 2004.
     Agilysys supplements its PMS offering with a materials management system (“MMS”) that enables the tracking and replenishment of food, beverage and other perishable and non-perishable inventory. In addition to gaming customers, the market for the MMS products includes restaurant chains and public arenas.
     With the acquisition of IAD, the Company also develops and markets proprietary document management solutions with a focus on the hospitality, health care, retail and government markets. These solutions enable the capture, storage, control, manipulation and distribution of scanned and electronically originated images.

Industry

The worldwide IT products and services industry generally consists of (1) manufacturers and suppliers which sell directly to distributors, resellers and end-users, (2) distributors, which sell to resellers and, (3) resellers, which sell directly to end-users.
     A variety of reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, original equipment manufacturers (“OEMs”), direct marketers and independent dealers. The large number of resellers makes it cost-efficient for suppliers to rely on a small number of distributors to serve this diverse customer base. Similarly, due to the large number of suppliers and products, resellers often cannot or choose not to establish direct purchasing relationships. As a result, many of these resellers are heavily dependent on distribution partners, such as Agilysys, that possess the necessary systems infrastructure, capital, inventory availability, and distribution and integration facilities to provide fulfillment and other services, such as financing, logistics, marketing and technical support needs. These services allow resellers to reduce or eliminate their inventory and warehouse requirements, and reduce their staffing needs for marketing and systems integration, thereby lowering their financial needs and reducing their costs.
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
     Distribution plays an important role in this outsource strategy by allowing the manufacturers to decrease variable costs as the distributors deliver a streamlined approach to an extended customer base through their technically skilled sales organization. The Company also believes that suppliers will continue to embrace the distribution channel for enterprise computer solutions in order to maintain sales, marketing and technical expertise in key markets such as the mid-market sector through the extended reseller network. The economies of scale and reach of large industry-leading enterprise computer solutions providers are expected to continue to be significant competitive advantages in this marketplace.
     Fiscal 2004 results were favorably impacted by the Company’s ability to quickly capitalize on improving trends in the marketplace, including increased IT spending across both small- and medium-sized end-users as well as large corporate customers. According to information published in April 2004 by IDC, a leading provider of technology intelligence and market data, worldwide IT spending is projected to grow at a compound annual rate of approximately 4 to 6 percent through 2007 for enterprise hardware, software and services. Since Agilysys is well entrenched in the server, storage and software markets, the Company expects to benefit from the projected growth in the overall industry. However, a further slowdown in this market could have a substantial negative effect on the Company’s revenues and results of operations.

Products and services distributed and sources of supply

Agilysys focuses on the distribution and reselling of three specific product areas — servers, storage and software — and provides other specialized services to supply a complete business solution. The Company offers mid-range enterprise servers, comprehensive storage solutions including hardware and software, and database,

Internet and systems management software. These products are packaged together as new systems or to enhance existing systems, depending on the customer’s needs.
     With the Kyrus acquisition, Agilysys now offers specific retail hardware and software products and extensive professional services that ensure continuous retail operations. The professional services include technology consulting, software customization, staging, implementation, hardware and software maintenance and 24/7 support service capabilities. With the addition of IAD, Agilysys now offers technology solutions consisting of hardware, software and services for property and inventory management within the hospitality industry. The offerings include PMS, MMS and lodging management systems (“LMS”). Also, as a result of this acquisition, the Company offers proprietary document management software solutions.
     The Company sells products supplied by five primary suppliers. During 2004, 2003 and 2002, products purchased from the Company’s two largest suppliers accounted for 88%, 83% and 85%, respectively, of the Company’s sales volume. The Company’s largest supplier, IBM, supplied 72%, 63% and 57% of the Company’s sales volumes in 2004, 2003 and 2002, respectively.
     With the acquisition of Compaq Computer Corporation (“Compaq”) by Hewlett-Packard Company (“HP”) in May 2002, sales of HP products (including Compaq) accounted for 16%, 20% and 28% in 2004, 2003 and 2002, respectively.
     The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the Company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the Company. In addition, although the Company believes that its relationships with suppliers are good, there can be no assurance that the Company’s suppliers will continue to supply products on terms acceptable to the Company. Through distributor agreements with its suppliers, Agilysys is authorized to sell all or some of the suppliers’ products. The authorization with each supplier is subject to specific terms and conditions regarding such items as product return privileges, price protection policies, purchase discounts and supplier incentive programs such as, sales volume incentives and cooperative advertising reimbursements. A substantial portion of the Company’s profitability results from these supplier incentive programs. In addition, a substantial portion of the Company’s advertising and marketing program expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative supplier incentive programs and advertising programs are at the discretion of the supplier. From time to time, suppliers may terminate the right of the Company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the Company’s results of operations.

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
     In some cases, the industry practices discussed above are not embodied in agreements and do not protect the Company in all cases from declines in inventory value. However, the Company believes that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect Agilysys against declines in inventory value. In addition, the Company’s results of operations depend in part on successful management of the challenges of rapidly changing technology.

Customers

Agilysys serves customers in most major and secondary markets of North America. The Company’s customer base includes VARs, which typically are privately held with annual sales of $10 million to $400 million, and corporate end-users, which range from medium to large corporations, as well as the public sector. A substantial amount of the Company’s business, whether through resellers or direct, is in the mid-market customer segment, which is currently the fastest-growing segment in the industry. No single customer accounted for more than 10 percent of the Company’s total sales during 2004.

Uneven sales patterns and seasonality

The Company experiences a disproportionately large percentage of quarterly sales in the last month of the fiscal quarters. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 33%, 32% and 29% of annual revenues for 2004, 2003 and 2002, respectively. The Company believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain the same in the foreseeable future.

Backlog

The Company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2004.

Competition

The distribution and reselling of enterprise computer systems products is competitive, primarily with respect to price, but also with respect to service levels. The Company faces competition with respect to developing and maintaining relationships with customers. The Company competes for customers with other distributors and occasionally with some of its suppliers. Several of the Company’s largest distribution competitors are significantly larger primarily due to their international distribution presence. Also, it is possible that certain suppliers may decide to distribute products directly, which would further heighten competitive pressures.

Growth through acquisitions

With the divestiture of IED, Agilysys has the flexibility to make acquisitions without immediately increasing leverage or diluting the holdings of existing shareholders. The Company reviews acquisition prospects that could accelerate the growth of the business by expanding the Company’s customer base, extending the Company’s reach into new markets and/or broadening the range of solutions offered by the Company. The Company’s continued growth depends in part on its ability to find suitable acquisition candidates and to consummate and integrate strategic acquisitions. To proceed, the prospect must have an appropriate valuation based on financial performance relative to acquisition price. However, acquisitions always present risks and uncertainties that could have a material adverse impact on the Company’s business and results of operations.

Employees

As of March 31, 2004, the Company had 1,365 employees. The Company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Distribution

Agilysys sells its products principally in the United States and Canada. Sales to customers outside of the United States and Canada are not a significant portion of the Company’s sales.

Access to information

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports available free of charge through its Internet site (http://www.agilysys.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information posted on the Company’s Internet site is not incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.    Properties

The Company’s principal corporate offices are located in a 60,450 square foot facility in Mayfield Heights, Ohio. As of March 31, 2004, the Company owned or leased a total of approximately 827,000 square feet of space for its operations, of which approximately 726,000 square feet is devoted to product distribution and sales offices. The Company’s major leases contain renewal options for periods of up to 10 years. For information concerning the Company’s rental obligations, see the discussion of contractual obligations under Item 7 as well as Note 8 to the Consolidated Financial Statements contained in Part IV hereof. The Company believes that its distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the Company.

     The Company’s facilities of 100,000 square feet or larger, as of March 31, 2004, are set forth in the table below.

	Type of	Approximate	Leased or
Location	Facility	Square Footage	Owned

Solon, Ohio	Distribution	224,600	Leased
Solon, Ohio	Office Facility	102,500	Owned
Twinsburg, Ohio	Distribution	106,000	Owned

     As a result of the Company’s divestiture of its Industrial Electronics Division in 2003, the distribution facility in Twinsburg, Ohio was vacant and available for sale at March 31, 2004. This facility was sold in April 2004 for $2.9 million, which approximated book value.

Item 3.    Legal Proceedings

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended March 31, 2004.

Item 4A.    Executive Officers of the Registrant

The information on the following page is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through May 1, 2004 of the Company’s executive officers.
     There is no relationship by blood, marriage or adoption among the listed officers. Messrs. Rhein and Billick hold office until terminated as set forth in their employment agreements. All other executive officers serve until his or her successor is elected and qualified.

executive officers of the company

Name	Age	Current Position	Other Positions

Arthur Rhein	58	Chairman of the Board, President and Chief Executive Officer of the Company since April 30, 2003.	President and Chief Executive Officer of the Company from April 2002 to April 2003. Prior to 2000 to March 31, 2002, President and Chief Operating Officer.
Robert J. Bailey	47	Executive Vice President since May 2002.	Prior to 2000 to May 2002, Senior Vice President, Marketing of the Company’s Computer Systems Division.
Steven M. Billick	48	Executive Vice President, Treasurer and Chief Financial Officer since May 2003.	Executive Vice President and Chief Financial Officer since May 2002. From April 2000 to May 2002, Senior Vice President and Chief Financial Officer. Prior to 2000 to April 2000, Business Consultant for Management Consulting Services.
Peter J. Coleman	49	Executive Vice President since May 2002.	Prior to 2000 to May 2002, Senior Vice President, Sales of the Company’s Computer Systems Division.
Martin F. Ellis	39	Executive Vice President, Corporate Development and Investor Relations since July 2003.	Prior to 2000 to June 2003, Senior Vice President, Principal, and Head of Corporate Finance for Stern Stewart & Co.
Edward J. Gaio	50	Vice President and Controller of the Company since April 2001.	From January 2000 to April 2001, Controller. From prior to 1999 to 2000, Director of Finance and Planning of the Company’s Industrial Electronics Division.
James L. Sage	49	Executive Vice President, Chief Information Officer since May 2002.	From May 2001 to May 2002, Senior Vice President and Chief Information Officer. From April 2000 to May 2001, Vice President and Chief Information Officer. Prior to 2000 to April 2000, Vice President, Information Systems.
Richard A. Sayers II	53	Executive Vice President, Chief Human Resources Officer since May 2002.	From April 2000 to May 2002, Senior Vice President, Corporate Services. Prior to 2000 to April 2000, Senior Vice President, Human Resources.
Kathryn K. Vanderwist	44	Vice President, General Counsel and Assistant Secretary since April 2001.	From April 2000 to April 2001, General Counsel and Assistant Secretary. From July 1999 to March 2000, Corporate Counsel. From 1998 to July 1999, Litigation Attorney for Nestle USA, Inc.
Lawrence N. Schultz	56	Secretary of the Company since 1999.	Prior to 2000 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (1)

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the Company.

part II

Item 5.	Market for registrant’s common equity, related shareholder matters, and issuer purchases of equity securities
The Company’s Common Shares, without par value, are traded on the NASDAQ National Market. Common Share prices are quoted daily under the symbol “AGYS.” Prior to September 16, 2003, the Company traded under the symbol “PIOS.” The high and low market prices and dividends per share for the Common Shares for each quarter during the past two years are presented in the table below:

	Year Ended March 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Dividends declared per Common Share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per Common Share	$7.31-$10.41	$8.25-$9.97	$9.16-$11.50	$11.18-$13.81	$7.31-$13.81
Closing Price on last day of period	$8.45	$8.77	$11.15	$11.79	$11.79

	Year Ended March 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Dividends declared per Common Share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per Common Share	$10.01-$15.50	$7.20-$11.60	$5.40-$10.13	$7.15-$11.84	$5.40-$15.50
Closing Price on last day of period	$10.39	$7.24	$9.18	$8.44	$8.44

     As of May 3, 2004, there were 32,177,722 Common Shares (including 3,589,940 subscribed Common Shares) of Agilysys, Inc. outstanding, and there were 2,539 shareholders of record. The closing price of the Common Shares on May 3, 2004, was $12.00.

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
     On April 27, 1999, the Company adopted a Shareholder Rights Plan. For further information about the Shareholder Rights Plan, see Note 14 to the Consolidated Financial Statements contained in Part IV hereof.

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

	For the Year Ended March 31
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002	2001	2000

Operating Results
Continuing Operations (a)(b)
Net sales	$1,403,216	$1,171,631	$1,294,322	$1,431,838	$1,219,489
Income (loss) before income taxes (c)(d)(e)	26,708	(31,484)	4,944	(15,724)	11,753
Provision (benefit) for income taxes	9,684	(11,739)	1,618	(3,713)	6,854
Income (loss) from continuing operations (c)(d)(e)	$11,524	$(26,060)	$(2,911)	$(18,316)	$(1,305)
(Loss) Income from Discontinued Operations, net of taxes (a)	$(2,861)	$18,777	$(4,136)	$52,892	$41,450
Cumulative Effect of Change in Accounting Principle, net of tax (f)	—	(34,795)	—	—	—
Net Income (Loss) (a)(b)(c)(d)(e)(f)	$8,663	$(42,078)	$(7,047)	$34,576	$40,145
Per Share Data
Income (Loss) from Continuing Operations (a)(b)(c)(d)(e)
Basic	$0.42	$(0.96)	$(0.11)	$(0.68)	$(0.05)
Diluted	$0.41	$(0.96)	$(0.11)	$(0.68)	$(0.05)
Cash Dividends Per Share	$0.12	$0.12	$0.12	$0.12	$0.12
Book Value Per Share (g)	$11.14	$10.88	$12.56	$13.18	$12.20
Price Range of Common Shares
High	$13.81	$15.50	$14.94	$16.13	$18.75
Low	$7.31	$5.40	$7.40	$9.13	$6.50
Financial Position
Total Assets	$759,662	$773,883	$916,937	$1,183,610	$1,113,835
Long-Term Debt	59,503	130,995	179,000	390,999	320,205
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	143,675	143,675	143,750	143,750
Shareholders’ Equity	$308,990	$298,550	$340,697	$354,257	$324,065
Weighted Average Shares Outstanding
Basic	27,744	27,292	27,040	26,793	26,409
Diluted	27,956	27,292	27,040	26,793	26,409
Other Comparative Data
Average total number of employees (a)	1,365	1,126	1,253	1,314	1,325
Sales per employee (a)	$1,028	$1,041	$1,033	$1,090	$920
Gross margin percent of sales (a)	12.9%	12.7%	13.2%	12.4%	14.6%
Operating expense percent of sales (a)(b)(c)	10.3%	13.4%	12.0%	12.4%	12.8%
Net income (loss) percent of sales (a)(b)(c)(d)(e)(f)	0.6%	(3.6)%	(0.5)%	2.4%	3.3%

(a)	The sale of the Company’s Industrial Electronics Division (“IED”) and the related discontinuation of the operations of Aprisa, Inc. in February 2003 represent a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, 2000 through 2002 have been restated to reflect the results of operations of IED and Aprisa, Inc. as discontinued operations, and to exclude employees that were related to these businesses. (See Note 4 to the Consolidated Financial Statements contained in Part IV hereof.)
(b)	In 2004, the Company included the results of operations of both Kyrus Corporation and Inter-American Data, Inc. from their respective dates of origination.
(c)	In fiscal 2004, the Company recorded a restructuring charge of $2.5 million ($1.6 million, after tax) for facility closures, change in Company name, and other costs associated with the fiscal 2003 reorganization. In March 2003, the Company recorded a restructuring charge of $20.7 million ($13.0 million, after tax) for the impairment of facilities and other assets and for severance costs incurred in connection with downsizing the Company’s corporate structure. In fiscal 2001, the Company recognized a non-cash write-down of $14.2 million ($10.8 million, after tax) for the abandonment of certain information technology system assets.
(d)	In March 2003, the Company recognized an impairment charge of $14.6 million ($9.2 million, after tax) on an available-for-sale investment.
(e)	In 2004 and 2003, the Company repurchased certain of its 9.5% Senior Notes, which resulted in a pre-tax charge of $8.5 million ($5.4 million, after tax) and $1.2 million ($0.7 million, after tax), respectively, associated with the premium paid and the write-off of related financing costs.
(f)	On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that amortization of goodwill be replaced with period tests for goodwill impairment. The adoption of SFAS No. 142 resulted in a charge of $34.8 million, net of tax, which was recorded as a cumulative effect of a change in accounting principle. (See Note 6 to the Consolidated Financial Statements contained in Part IV hereof.)
(g)	Book value per share is determined by dividing shareholders’ equity by shares outstanding less subscribed-for shares and restricted shares.

Item 7.    Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Executive level overview

In September 2003, shareholders of the former Pioneer-Standard Electronics, Inc. approved an amendment to change the name of the Company to Agilysys, Inc. (the “Company” or “Agilysys”). Following the approval of the name change, the Company launched a new identity branding campaign, positioning the Agilysys name with employees, customers, suppliers, shareholders and industry analysts.
     Fiscal 2004 was a year of single business focus for Agilysys. The single business focus of providing enterprise computer technology solutions allowed the Company to quickly capitalize on improving trends in the marketplace, including increased IT spending across small and medium end users, as well as large corporate customers. This resulted in an increase in net sales and gross margin dollars during 2004 compared with the prior year.
     Agilysys was also able to execute two acquisitions that enhanced the Company’s competitive position and expanded its intellectual capital. The Company completed the acquisitions of Kyrus Corporation, or the Agilysys Retail Solutions Group and Inter-American Data, Inc., or the Agilysys Hospitality Solutions Group. These acquisitions provide the Company with opportunities for growth in retail and hospitality markets. In addition, the acquisitions have allowed the Company to enter new markets, broaden its customer base, expand its technology solutions offering and provide additional selling opportunities for its distribution, reseller and service businesses. The results of the acquisitions of Kyrus Corporation on September 30, 2003 and Inter-American Data, Inc. on February 18, 2004 are included in results of operations from their respective dates of acquisition. These results may not be indicative of future annualized results.
     During the fourth quarter of 2004, the Company also recorded a pre-tax gain of $5.0 million resulting from the settlement of an outstanding lawsuit. The gain is included in “Other (Income) Expense” in the Consolidated Statement of Operations.
     Agilysys significantly reduced the level of outstanding 9.5% Senior Notes in fiscal 2004. During the year the Company repurchased $71.6 million of Senior Notes, thus reducing its outstanding balance by approximately 55% from the beginning of the year. The Company recorded losses totaling $8.5 million resulting from the premiums paid and deferred costs expensed in connection with these debt retirements. The repurchases significantly reduced Agilysys’ financial leverage and will result in lower interest expense in 2005.
     Agilysys reported Net Income of $8.7 million for 2004, or $0.31 earnings per diluted share on net sales of $1.4 billion, as compared with a Net Loss of $42.1 million, or $1.54 loss per diluted share on net sales of $1.2 billion reported in 2003.
     The Company intends the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding financial statements, the changes in certain key items in the financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Critical accounting policies

Agilysys’ discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
     The Company’s most significant accounting policies relate to the sale, purchase, distribution and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of Agilysys’ Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs.

For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
     Revenue Recognition The Company derives revenue from three primary sources: hardware (servers and storage), software, and services. In general, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for discounts, sales incentives, estimated customer returns and other allowances. The Company offers discounts based on the volume of products and services purchased. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in “Costs of Goods Sold” in the accompanying Consolidated Statements of Operations. In addition to this general policy, the following are the specific revenue recognition policies for each category of revenue.

Hardware

Revenue of hardware sales is recognized generally when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer’s final acceptance of the hardware.
     The Company’s hardware, software, and services are predominantly sold on a stand alone basis. In limited occurrences, sales with multiple products and/or services are offered to customers. When elements of hardware, software, and services are contained in a single arrangement, the Company allocates revenue to each element based on its relative fair value, provided that such elements meet the criteria for treatment as a separate unit of accounting in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” If the criteria for separate unit of accounting are not met, revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.
     A portion of the Company’s business involves shipment directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue when the Company is notified by the supplier that the product has been shipped.

Software

Revenue of software sales is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” using the residual method. Software revenue is recognized when the software has been delivered and installed and there are no significant obligations remaining.

Services

Revenue from service contracts is recognized as earned based on the performance requirements of the contract, generally as the services are provided. In addition, service revenue from maintenance contracts is recognized over the life of the contract. Unspecified upgrades and technical support relating to software sales are recognized over the period such items are delivered. The Company does not include with the initial hardware purchase any element of a maintenance contract. Customers may opt to separately purchase premium service coverage or extended maintenance beyond the expiration date of the respective product’s standard warranty as offered by the maker of the product.
     The Company also facilitates the sale of certain service contracts between its suppliers and customers. Revenue derived from such sales is recognized under the net method in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” since the Company acts as an agent in the transaction.
     Allowance for Doubtful Accounts The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the Company performs frequent credit evaluations of its customers.
     Inventories Inventories are stated at the lower of cost (first-in, first-out basis) or market, net of related reserves. The Company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market condi-

tions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The Company provides a reserve for obsolescence, which is calculated based on factors including an analysis of historical sales of products, the age of the inventory and return provisions provided by the distribution agreements. Actual amounts could be different from those estimated.
     Investments The Company holds strategic marketable equity securities that are carried at fair value. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, management’s ability and intent to hold the investment, and the financial condition of and specific prospects of the issuer. Agilysys also evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate to determine whether market declines should be considered other than temporary. When management’s intent or the financial condition of the issuer changes, or trends in the industry shift dramatically, the Company considers the impairment other than temporary and records a charge to operations for the market decline.
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
     Goodwill and Long-Lived Assets In assessing the recoverability of the Company’s goodwill and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, the Company may be required to record impairment charges for these assets. For further information concerning the Company’s calculation of impairment, see Notes 1 and 6 in the accompanying Consolidated Financial Statements.
     Restructuring and Other Special Charges The Company has recorded a reserve in connection with reorganizing its ongoing business subsequent to its sale of IED in 2003. This reserve principally includes estimates related to employee separation costs, the consolidation and impairment of facilities and other assets deemed inconsistent with continuing operations. Actual amounts could be different from those estimated. Determination of the impairment of assets is discussed above in Goodwill and Long-Lived Assets. Facilities reserves are calculated using a probability-weighted present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a risk-free Treasury rate with a maturity equivalent to the lease term.
     Valuation of Accounts Payable The Company’s accounts payable has been reduced by amounts claimed to vendors for returns, price protection and other amounts related to incentive programs. Amounts related to price protection and other incentive programs are recorded as adjustments to cost of goods sold or operating expenses, depending on the nature of the program. There is a time delay between the submission of a claim by the Company and confirmation of agreement by our vendors. Historically, our estimated claims have approximated amounts agreed to by our vendors.
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

Results of operations

Fiscal year 2004 compared with fiscal year 2003

Net sales and operating income

	Fiscal	Fiscal	Increase (Decrease)
(Dollars in Thousands)	2004	2003	$	%

Net Sales	$1,403,216	$1,171,631	$231,585	19.8%
Cost of Goods Sold	1,222,314	1,022,378	199,936	19.6%

Gross Margin	180,902	149,253	31,649	21.2%
Gross Margin Percentage	12.9%	12.7%
Operating Expenses
Selling, General and Administrative Expenses	141,868	135,899	5,969	4.4%
Restructuring Charges	2,516	20,697	(18,181)	(87.8)%

Operating Income (Loss)	$36,518	$(7,343)	$43,861

Operating Income (Loss) Percentage	2.6%	(0.6%)

Net sales

The 19.8% increase in net sales from the prior year was primarily attributable to the volume increase in our core business of $164.2 million as well as the impact of our two acquisitions during the year. Sales volumes were favorably impacted in 2004 by improved general economic conditions which resulted in higher levels of capital spending by the Company’s end user customers. More specifically, the improvement in sales from our core business was largely due to increased sales of IBM pSeries and xSeries products to resellers during 2004. The two acquisitions made in 2004 added $70.7 million of additional sales.

Gross margin

The 21.2% increase in gross margin was primarily attributable to the increase in core business volume, which also resulted in a higher rate of vendor incentives compared with the prior year. Higher sales volumes in the core business resulted in a gross margin increase of $20.9 million. This increase was partially offset by a $2.8 million decrease largely due to a change in sales mix that resulted from an increase in sales volume to resellers. In addition, the two acquisitions made during the year contributed $13.8 million to gross margin, which favorably impacted the overall gross margin percentage.

Selling, general and administrative expenses

The 4.4% increase in selling, general and administrative (“SG&A”) expense was attributable primarily to the two acquisitions made in 2004, which added $10.7 million of SG&A expense. SG&A expense in the Company’s core business was $4.2 million lower compared with the prior year, which can be credited to the $9.5 million cost savings estimate associated with the restructuring activity in 2003, which was offset by an increase in variable costs related to a 13.7% increase in core business sales volume. Overall, the Company was able to reduce SG&A as a percentage of sales from 11.6% to 10.1% by leveraging existing infrastructure while increasing sales volume year over year.

Restructuring charges

In 2003, the Company recorded a charge of $20.7 million relating to the sale of the Company’s Industrial Electronics Division. As a result of this sale, the Company restructured its remaining business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. During 2004, additional restructuring costs of $2.5 million were incurred as a result of facility closures, the change in the Company’s name, and other costs associated with the 2003 reorganization.

Other income and expense

			Favorable
	Fiscal	Fiscal	(Unfavorable)
(Dollars in Thousands)	2004	2003	$

Other (Income) Expense
Other Income, net	$(6,687)	$(966)	$5,721
Investment Impairment	—	14,600	14,600
Interest Expense, net	8,636	9,343	707
Loss on Retirement of Debt	7,861	1,164	(6,697)

Total Other (Income) Expense, net	$9,810	$24,141	$14,331

     Other income, net in 2004 primarily consists of a favorable litigation settlement of $5.0 million during the fourth quarter of 2004; $1.0 million in equity and dividend income earned from affiliates; and a $0.9 million realized gain on the sale of the Company’s investment in Eurodis Electron PLC (“Eurodis”). In 2003 other income, net primarily consisted of $1.7 million of equity and dividend income earned from the Company’s investments in affiliates, partially offset by foreign currency exchange losses.
     The investment impairment reported in 2003 represented a non-cash charge to reduce the carrying value of the Company’s investment in Eurodis Electron PLC (“Eurodis”) to market value at March 31, 2003. The impairment is discussed in further detail under “Fiscal year 2003 compared with fiscal year 2002.”
     Interest Expense, net decreased by $0.7 million in 2004 primarily due to lower levels of debt.
     The Loss on Retirement of Debt of $7.9 million in 2004 relates to the premiums paid, as well as the expensing of other deferred financing fees associated with the Company’s repurchase of its Senior Notes, offset by a gain relative to the Company’s repurchase of Convertible Preferred Securities. The Company repurchased Senior Notes approximating $71.6 million. In 2003, the $1.2 million expense relates to the repurchase of approximately $19.0 million of Senior Notes.

Income taxes

The Company recorded an income tax provision from continuing operations at an effective tax rate of 36.3% in 2004 compared with an income tax benefit from continuing operations at an effective tax rate of 37.3% in 2003. The change in rate from 2003 to 2004 was mainly the result of the settlement of several state income tax audits in 2004.

Fiscal year 2003 compared with fiscal year 2002

Net Sales and Operating Income

	Fiscal	Fiscal	Increase (Decrease)
(Dollars in Thousands)	2003	2002	$	%

Net Sales	$1,171,631	$1,294,322	$(122,691)	(9.5)%
Cost of Goods Sold	1,022,378	1,123,839	(101,461)	(9.0)%

Gross Margin	149,253	170,483	(21,230)	(12.5)%
Gross Margin Percentage	12.7%	13.2%
Operating Expenses
Selling, General and Administrative Expenses	135,899	154,682	(18,783)	(12.1)%
Restructuring Charges	20,697	473	20,224	4,275.7%

Operating Income (Loss)	$(7,343)	$15,328	$(22,671)

Operating Income (Loss) Percentage	(0.6)%	1.2%

Net sales

     The 9.5% decrease in net sales was the result of declining general economic conditions and the depressed levels of corporate capital spending, as well as the decision to discontinue certain products and customer relationships that did not fit the Company’s long term strategic plan. Overall sales were impacted by customers’

taking advantage of price reductions and promotions offered by manufacturers, as well as taking longer to evaluate purchasing decisions and deferring additional capital investments.

Gross margin

The 12.5% decrease in gross margin was predominantly due to a change in sales mix. Sales to resellers increased by approximately 9.3%, while sales to commercial end-users decreased by approximately 24% during 2003.

Selling, general and administrative expenses

The 12.1% decrease in selling, general and administrative expenses resulted primarily from the elimination of goodwill amortization under SFAS No. 142 combined with lower bad debt expense in 2003. In addition, the effects of the restructurings announced in the fourth quarters of 2003 and 2002 and the initiatives to reduce discretionary spending contributed to the decline in operating expenses.

Restructuring charges

The significant increase in restructuring charges was the result of the sale of the Industrial Electronics Division, whereby the Company restructured its remaining business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. As a result of this transaction, the Company recorded restructuring charges totaling $20.7 million.
     The restructuring charges include $5.9 million for severance, incentives and other employee benefit costs, including $2.9 million accrued for payments that are to be made pursuant to certain tax “gross up” provisions of the restricted stock award agreements that were granted to certain officers on February 28, 2003, and severance and other employee benefit costs to be paid to approximately 110 personnel; $6.1 million for a vacant warehouse that represents excess capacity as a result of the sale; and $8.7 million for the write-down to fair value of assets that were abandoned as part of the Corporate restructuring since they were inconsistent with the Company’s ongoing strategic plan. The Company estimated annual pre-tax cost savings beginning in 2004 of approximately $9.5 million as a result of this restructuring. These estimates of future costs and benefits are subject to change during the final execution of the restructuring plan, as actual sublease factors and benefit costs could differ from those estimated.
     Payments for the aforementioned obligations will be funded out of working capital. The majority of these expenditures will be paid out in cash during 2004, with the exception of lease payments, which could extend through 2017.
     In 2002, management committed to a restructuring plan for certain Corporate and enterprise computer system operations. As a result of this action, the Company recognized restructuring charges totaling approximately $1.5 million, of which $1.0 million is included in 2002 “Cost of Goods Sold” and $0.5 million is classified in the 2002 Consolidated Statement of Operations as “Restructuring Charges.” The restructuring charges of $0.5 million relate to severance and other employee benefits that were paid to approximately 20 personnel. As of March 31, 2003, this amount had been fully paid. In addition to costs associated with personnel reductions, the restructuring charges included provisions related to inventory valuation adjustments.

Other income and expense

			Favorable
	Fiscal	Fiscal	(Unfavorable)
(Dollars in Thousands)	2003	2002	$

Other (Income) Expense
Other Income, net	$(966)	$(873)	$93
Investment Impairment	14,600	—	(14,600)
Interest Expense, net	9,343	11,257	1,914
Loss on Retirement of Debt	1,164	—	(1,164)

Total Other (Income) Expense, net	$24,141	$10,384	$(13,757)

     Other Income, net in 2003 primarily consisted of $1.7 million of equity and dividend income earned from the Company’s investments in affiliates, partially offset by foreign currency exchange losses. Other Income, net in 2002 consisted of $1.8 million of equity and dividend income earned from the Company’s investments in affiliates, combined with foreign currency exchange gains and other income. This income was partially offset by a $1.0 million charge associated with ineffectiveness of the Company’s previously held interest rate swap. In

2002, the Company wrote off a $0.8 million investment in a privately held start-up company, which ceased business operations.
     The investment impairment in 2003 represents a non-cash charge of $14.6 million to reduce the carrying value of the Company’s investment in Eurodis Electron PLC (“Eurodis”) to market value as of March 31, 2003. As a result of the Company’s sale of IED and subsequent change in business focus, Agilysys’ intent concerning this investment changed. The investment no longer held strategic value and it was not the Company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary and the Company recognized a charge in operations.
     Interest Expense, net decreased $1.9 million in 2003 compared with 2002 as a result of reduced outstanding borrowings on the Company’s debt facilities.
     The Loss on Retirement of Debt of $1.2 million in 2003 relates to the premium paid, as well as the expensing of other deferred financing fees associated with the Company’s tender offer in March 2003 for its 9.5% Senior Notes. The Company received valid tenders for and repurchased Senior Notes approximating $19.0 million.

Income taxes

The Company recorded an income tax benefit from continuing operations at an effective tax rate of 37.3% in 2003 compared with an income tax provision at an effective rate of 32.7% in 2002. The change in rate from 2002 to 2003 was primarily the result of a reversal of deferred tax asset valuation allowances in 2003 pertaining to capital loss carryforwards and foreign deferred tax assets.

Discontinued operations

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of IED. In addition, as of the sale date, the Company announced its strategic transformation to focus solely on its enterprise computer systems business. Cash proceeds from the sale of IED were $240 million, with the majority of the sale proceeds collected in 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, (“WPI”), an Asian distributor of electronic components. The buyer also assumed certain liabilities.
     In December 2001, the Company acquired a majority interest in Aprisa, an Internet-based start-up corporation, which created customized software for the electronic components market. As a result of the IED sale and the Company’s subsequent decision to become solely an enterprise computer systems business, Aprisa ceased to provide strategic value to the Company and the operations were discontinued.
     For the years ended March 31, 2004 and 2003, (Loss) Income from Discontinued Operations was comprised of the following:

	Year Ended March 31

(Dollars in Thousands)	2004		2003

(Loss) gain on sale of net assets	$(298)		$58,047
Transaction costs	—		(4,527)

Net gain on sale		$(298)		$53,520
Restructuring charges
Severance costs	—		(5,913)
Facilities	(1,075)		(5,028)
Asset impairment	(1,825)		(17,435)
Other	—		(274)

Total restructuring charges		(2,900)		(28,650)
Facilities maintenance costs		(2,383)		—
(Loss) income before taxes of IED and Aprisa		—		3,197

(Loss) income from discontinued operations, before tax of $2.7 million and $9.3 million in 2004 and 2003, respectively		$(5,581)		$28,067

     Severance costs relate to the compensation and other employee benefit costs paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income, for approximately 30 vacated locations no longer required as a result of the sale. The asset impairment charge represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction.
     Payments for the aforementioned obligations were funded out of the proceeds from the sale and normal working capital. The majority of these expenditures were paid out in cash during 2004, with the exception of lease payments, which could extend through 2010.
     In 2002, management committed to a restructuring plan for certain IED operations. As a result of this action, the Company recognized restructuring charges totaling approximately $10.9 million, pre-tax. The restructuring charges consisted of approximately $3.3 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 80 personnel. In addition, the restructuring charges included provisions related to inventory valuation adjustments of $7.6 million for excess and obsolete inventory primarily associated with the Company’s decision, as part of the restructuring plan, to close its Electronics Manufacturing Resources and Services facility and to terminate certain supplier and customer relationships. The majority of the severance costs were paid out by March 31, 2003.

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
     Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using a two-step process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2003 and is reflected in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003. The goodwill impairment was comprised of $25.6 million for the Industrial Electronics Division and $11.0 million for the operations of Aprisa which were sold and discontinued, respectively, in the fourth quarter of 2003. As reflected in the accompanying Consolidated Statement of Cash Flows for 2003 the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow.

Liquidity and capital resources

			Increase
	Fiscal	Fiscal	(Decrease)
(Dollars in Thousands)	2004	2003	$

Net cash (used in) provided by continuing operations:
Operating activities	$(21,962)	$63,326	$(85,288)
Investing activities	(52,118)	219,634	(271,752)
Financing activities	(100,041)	(50,794)	(49,247)

Cash flows (used in) provided by continuing operations	(174,121)	232,166	(406,287)
Net cash provided by discontinued operations	5,481	64,977	(59,496)

Net (decrease) increase in cash and cash equivalents	$(168,640)	$297,143	$(465,783)

Cash and cash flows

Operating Activities — Fiscal 2004 net cash used for operating activities totaled $22.0 million, a decrease of $85.3 million from 2003 cash provided by operating activities of $63.3 million. The following table shows the changes in working capital year-over-year:

			Source
	Fiscal	Fiscal	(Use)
	2004	2003	$

Current assets, excluding cash and discontinued assets	$358,997	$225,974	$(133,023)
Current liabilities, excluding discontinued operations	247,162	163,303	83,859

     The increase in current assets, excluding cash and discontinued assets, is largely due to the 72.9% increase in accounts receivable compared to prior year. Excluding the effects from business acquisitions, the increase in accounts receivable was 55.0%, as presented in the Consolidated Statements of Cash Flows. The significant increase in accounts receivable relates primarily to the increase in fourth quarter sales volume of 42.1% compared with last year. In addition, the Company recognized a slight decline in customer payment patterns during the year, which steadily improved throughout the year. Management believes that the improving trend will continue, and combined with the company’s focused initiatives, accounts receivable turnover will return to historical levels, thus resulting in positive cash flows from operations in fiscal 2005.
     The increase in current liabilities, excluding discontinued operations, is largely due to the 49.5% increase in accounts payable compared to prior year. Excluding the effects from business acquisitions, the increase in accounts payable was 32.0%. The increase in accounts payable is the result of the Company’s increased sales and operations compared to prior year.
     Investing Activities — Net cash used for investing activities was $52.1 million for 2004, compared to net cash provided by investing activities of $219.6 million for 2003. On September 30, 2003, the Company acquired Kyrus for $28.7 million (net of cash acquired). The Company acquired IAD for $36.5 million on February 18, 2004. These investing activities were offset by additional cash proceeds received of $12.7 million for the final proceeds from the sale of IED and $3.3 million of cash received from the sale of the Company’s investment in Eurodis, which had an adjusted cost basis of $2.4 million at March 31, 2003. Capital expenditures were $1.6 million in 2004, consisting primarily of projects designed to improve efficiencies through IT enhancements.
     Net cash provided by investing activities of $219.6 million for the year ending March 31, 2003 was primarily comprised of the initial proceeds of $226.6 million from the sale of IED in February 2003, offset by cash used for capital expenditures of $8.4 million.
     Prior to February 2003, the Company held publicly traded equity securities in Eurodis and WPI as strategic investments. The Company’s shares of WPI stock were included in the sale of IED. The Company realized a $1.0 million loss on the sale of this investment, as unrealized losses that had been previously recorded in “Accumulated Other Comprehensive Loss” on the accompanying Consolidated Balance Sheets were removed from Shareholders’ Equity and charged to operations. The loss was included in the gain on sale of net assets within “Income from Discontinued Operations” on the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     As of March 31, 2003, the market value of Agilysys’ investment in Eurodis was $2.4 million, as compared with a cost basis of approximately $17.0 million. In 2003, as a result of the Company’s sale of IED and subsequent change in business focus, Agilysys changed its intent relative to this investment. The investment no longer held strategic value and the Company no longer intended to hold it for an extended period of time. Therefore, the decline in market value was deemed to be other than temporary and the Company recognized a $14.6 million impairment charge to reduce the carrying value to market value. This non-cash charge is included as “Investment impairment” in “Other (Income) Expense” in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.
     Financing Activities — Net cash used for financing activities was $100.0 million for the year ending March 31, 2004, versus $50.8 million for the comparable period of the prior year. Cash used for financing activities during 2004 included the repurchase of $71.6 million of 9.5% Senior Notes due August 2006 for a cash purchase price of $79.8 million and the repurchase of 365,000 Convertible Trust Preferred Securities approximating $18.3 million face value, for a purchase price of approximately $17.0 million. The premium paid on the 9.5% Senior Notes, as well as the expensing of other deferred financing fees, resulted in a charge of $8.5 million in 2004. The difference between the face value and cash paid for the Convertible Trust Preferred Securities, offset by the write-off of deferred financing fees, resulted in a net gain of $0.7 million. Net cash used for financing activities for the year ending March 31, 2003 was $51.1 million, the majority of which represents the repayment of borrowings under the Company’s accounts receivable securitization with cash generated from working capital and lower working capital needs.
     In October 2001, the Company completed a three-year Accounts Receivable Securitization financing (the “Asset Securitization”) that provided for borrowings up to $150 million, limited to certain borrowing base calculations, and was secured by certain trade accounts receivable. Under the terms of this agreement, the Company transferred receivables to a wholly-owned, consolidated subsidiary that in turn utilized the receivables to secure the borrowings, which were funded through a vehicle that issues commercial paper in the short-term market. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and included in “Interest Expense, net” in the Consolidated Statements of Operations. The Company had not used this facility since April 2002. In February 2003, the Company canceled the Asset Securitization, based on the Company’s strong liquidity position and low anticipated borrowing needs. There were no advances outstanding under the facility as of the cancellation date.
     During fiscal 2001, the Company entered into a Revolving Credit Agreement (the “2001 Revolver”) with a group of commercial banks, which provided the Company the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. This agreement was scheduled to expire in September 2004. On December 20, 2002, in connection with the pending sales of IED, the 2001 Revolver was amended to reduce the Company’s ability to borrow to $50 million, limited to certain borrowing base calculations, and accelerate the expiration date to June 2003. The Company had not used the facility since April 2002. On March 21, 2003, the Company terminated this agreement. There were no advances outstanding under the 2001 Revolver as of the termination date. As a result of the above noted terminations, there were no outstanding financial or non-financial covenants as of March 31, 2003.
     On April 17, 2003, the Company entered into an unsecured, three-year Revolving Credit Agreement (the “Revolver”) with a consortium of six banks. The Revolver provides the Company with the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases, under certain conditions, up to $150 million during the life of the facility. The Revolver also contains standard pricing terms and conditions for companies with similar credit ratings, including limitations on other borrowings, investment expenditures and the maintenance of certain financial ratios, such as leverage, fixed charge coverage and net worth, among other restrictions. The Revolver advances bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The Revolver does not contain a pre-payment penalty. During Fiscal 2003, the Revolver was amended several times to substitute a quick ratio financial covenant for the fixed charge coverage ratio and interest coverage ratio, as well as temporarily increase the letter of credit limit to accommodate increased vendor credit terms during peak demand. At March 31, 2004, there were no outstanding borrowings under the Revolver.
     The Company is currently exposed to interest rate risk from the various floating-rate pricing mechanisms on the Revolver. Prior to March 2003, the Company was exposed to interest rate risk primarily from floating-rate pricing mechanisms on the 2001 Revolver and the Asset Securitization’s (the “Facilities”) variable short-term market interest rates. Prior to October 2002, the interest rate exposure was managed by an interest-rate swap used to fix the interest on a portion of the 2001 Revolver. This interest swap was terminated in October 2002. During 2003, total interest-bearing debt on the Facilities decreased by $29.0 million. The decrease primarily represents the repayment of borrowings against the Asset Securitization with cash generated from operations due to lower working capital needs.
     In March and April 1998, the Company’s wholly-owned subsidiary, the Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”), issued 2,875,000 shares relating to $143.7 million of 6.76% Mandatorily Redeemable Convertible Trust Preferred Securities (“the Trust preferred securities”). The sole asset of the Pioneer-Standard Trust is $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028. The Company executed a guarantee providing a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust preferred securities. A portion of the Company’s cash flow from operations is dedicated to servicing these aggregate obligations and is not available for other purposes. However, the Company may cause the Pioneer-Standard Trust to delay payment of these servicing obligations for 20 consecutive quarters. During such deferral periods, distributions, to which holders of the securities are entitled, will compound quarterly, and the Company may not declare or pay any dividends on its Common Shares. The Company does not currently anticipate suspending these obligations. After March 31, 2004 the Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 102.7% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security. In

April 2003, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The Company does not currently anticipate any further redemption of these Trust preferred securities; however, as opportunities arise the Company may purchase certain of the Trust preferred securities on the open market.

Off-balance sheet arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

The following table provides aggregated information regarding the Company’s contractual obligations as of March 31, 2004. These obligations have been discussed in detail either in the preceding paragraphs or notes 8, 9, and 13 to the financial statements.

	Payments due by Fiscal Year
					More
		Less than	2-3	4-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

9.5% Senior Notes	$59,388	$—	$59,388	$—	$—
Convertible Trust Preferred Securities	125,425	—	—	—	125,425
Capital Leases	419	307	112	—	—
Operating Leases	47,995	8,144	11,534	8,096	20,221

Total Contractual Obligations	$233,227	$8,451	$71,034	$8,096	$145,646

     The Company anticipates that cash on hand, funds from current operations, the Revolver, and access to capital markets will provide adequate funds to finance acquisitions, capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Risk control and effects of foreign currency and inflation

The Company extends credit based on customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the Consolidated Financial Statements when collections are in doubt.
     The Company sells internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. In the past, the Company has reduced its exposure to foreign currency risk through hedging. The effects of foreign currency on operating results did not have a material impact on the Company’s results of operations for the 2004, 2003 and 2002 fiscal years.
     The Company believes that inflation has had a nominal effect on its results of operations in fiscal 2004, 2003 and 2002 and does not expect inflation to be a significant factor in fiscal 2005.

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

Item 7A.    Quantitative and qualitative disclosures about market risk

The Company has assets, liabilities and cash flows in foreign currencies, primarily the Canadian dollar, creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts held by the Company at March 31, 2004. The Company held one forward foreign exchange contract in the amount of $2.5 million, with a maturity of 30 days, at March 31, 2002. The foreign exchange contracts utilized have had an immaterial impact on the Company’s results of operations for the three years ended March 31, 2004.
     The Company is currently exposed to interest rate risk from the various floating-rate pricing mechanisms on the Revolver, however at March 31, 2004, there were no borrowings outstanding. Prior to March 2003, the Company was exposed to interest rate risk primarily from floating-rate pricing mechanisms on the 2001 Revolver and the Asset Securitization’s variable short-term market interest rates. Prior to October 2002, the interest rate exposure was managed by an interest rate swap used to fix the interest on a portion of the 2001 Revolver and through borrowing mainly on the Asset Securitization, with its lower market rates. The Company had entered into an interest rate swap agreement for purposes of serving as a hedge of the Company’s variable rate 2001 Revolver borrowings. The effect of the swap was to establish fixed rates on the variable rate debt and to reduce exposure to interest rate fluctuations. During fiscal 2002, the Company had one interest rate swap with a notional amount of $25 million. This interest rate swap was terminated in October 2002 for a nominal gain. Pursuant to the swap agreement, the Company paid interest at a weighted-average fixed rate of 5.34% at March 31, 2002. The weighted-average LIBOR rate applicable to the agreement was 1.91% at March 31, 2002.
     Effective December 2001, the interest rate swap held became an ineffective hedge. In fiscal 2002, a charge of $1.0 million was recognized when the Company reclassified $1.0 million from “Accumulated Other Comprehensive Income (Loss)” into operations to realize the deferred loss from the previously effective interest rate hedge. The swap agreement had an immaterial impact on the Company’s results of operations for the fiscal years ended 2003 and 2002.

Item 8.    Financial statements and supplementary data

The information required by this item is set forth beginning at page 25 of this Annual Report on Form 10-K.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.    Controls and procedures

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

Item 10.    Directors and executive officers of the registrant

Information required by this Item as to the Directors of the Company appearing under the caption “Election of Directors” in the Company’s Proxy Statement to be used in connection with the Company’s 2004 Annual Meeting of Shareholders to be held on July 28, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the

Company’s Directors, executive officers, and holders of more than five percent of the Company’s equity securities will be set forth in the 2004 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the Company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
     The Company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, and Controller known as the Code of Ethics for Senior Financial Officers as well as a code of business conduct that applies to all employees of the Company known as the Code of Business Conduct. Each of these documents are available on the Company’s website at http://www.agilysys.com.

Item 11.    Executive compensation

The information required by this Item is set forth in the Company’s 2004 Proxy Statement under the heading, “Election of Directors,” under the sub-heading “Information Regarding Meetings and Committees of the Board of Directors and Compensation of Directors,” and under the heading “Compensation of Executive Officers” under the sub-headings “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Supplemental Executive Retirement Plan,” and “Employment Agreements,” which information is incorporated herein by reference. The information set forth in the 2004 Proxy Statement under the subheadings, “Shareholder Return Performance Presentation,” “Compensation Committee Report on Executive Compensation,” and “Audit Committee Report” is not incorporated herein by reference.

Item 12.    Security ownership of certain beneficial owners and management and related shareholder matters

The information required by this Item is set forth in the Company’s 2004 Proxy Statement under the heading “Share Ownership,” and under the heading “Compensation of Executive Officers” under the sub-heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.
     The information required by this Item relating to securities authorized for issuance under equity compensation plans is set forth in the Company’s 2004 Proxy Statement under the heading, “Compensation of Executive Officers” under the sub-heading “Equity Compensation Plan Information.”

Item 13.    Certain relationships and related transactions

None.

Item 14.    Principal accountant fees and services

The information required by this Item is set forth in the Company’s 2004 Proxy Statement under the heading “Independent Auditors,” which information is incorporated herein by reference.

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

Report of Independent Auditors
Report of Management
Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2004, 2003 and 2002
     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
     (3) Listing of Exhibits
     See the Index to Exhibits beginning at page 55 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 2004

Date	Item #	Subject

January 16, 2004	Item 9	Press release announcing an update to the Company’s previously issued fiscal 2004 full-year guidance. (Furnished)
February 2, 2004	Items 12 and 7	Press release announcing the Company’s fiscal 2004 third-quarter results. (Filed)
February 2, 2004	Items 5 and 7	Press release announcing that the Company had signed a definitive agreement to acquire Inter-American Data, Inc. (Filed)
February 19, 2004	Items 5 and 7	Press release announcing the Company’s acquisition of Inter-American Data, Inc. (Filed)

signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 11, 2004.

AGILYSYS, INC.

By:	/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President, Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 11, 2004.

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

AGILYSYS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2004

report of independent registered public accounting firm

Shareholders and the Board of Directors of

Agilysys, Inc. and Subsidiaries

      We have audited the accompanying Consolidated Balance Sheets of Agilysys, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and Subsidiaries at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 and Note 6 to the Consolidated Financial Statements, in 2003, Agilysys, Inc. and Subsidiaries changed its method of accounting for losses on early extinguishments of debt and for goodwill, respectively.

/S/ ERNST AND YOUNG LLP

Cleveland, Ohio

May 11, 2004

report of management

       The consolidated financial statements of Agilysys, Inc. have been prepared by the Company, which is responsible for their integrity and objectivity. These statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on informed judgments and estimates. The Company also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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
     The Company’s independent auditors, Ernst & Young LLP, audited the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards include obtaining an understanding of internal controls sufficient to plan the audit and to determine the nature, timing and extent of testing performed.
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

/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President and Chief Executive Officer

/s/ STEVEN M. BILLICK

Steven M. Billick
Executive Vice President, Treasurer and
Chief Financial Officer

consolidated statements of operations

Agilysys, Inc. and Subsidiaries

	Year Ended March 31
(Dollars In Thousands, Except Share and Per Share Data)	2004	2003	2002

Net Sales	$1,403,216	$1,171,631	$1,294,322
Cost of Goods Sold	1,222,314	1,022,378	1,123,839

Gross margin	180,902	149,253	170,483
Operating Expenses
Selling, general and administrative expenses	141,868	135,899	154,682
Restructuring charges	2,516	20,697	473

Operating Income (Loss)	36,518	(7,343)	15,328
Other (Income) Expense
Other income, net	(6,687)	(966)	(873)
Investment impairment	—	14,600	—
Interest expense, net	8,636	9,343	11,257
Loss on retirement of debt	7,861	1,164	—

Income (Loss) Before Income Taxes	26,708	(31,484)	4,944
Provision (benefit) for income taxes	9,684	(11,739)	1,618

	17,024	(19,745)	3,326
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of tax	5,500	6,315	6,237

Income (Loss) from Continuing Operations	$11,524	$(26,060)	$(2,911)
(Loss) Income from Discontinued Operations, net of taxes (See Note 4)	(2,861)	18,777	(4,136)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$8,663	$(7,283)	$(7,047)
Cumulative Effect of Change in Accounting Principle, net of $1,900 Tax Benefit	—	(34,795)	—

Net Income (Loss)	$8,663	$(42,078)	$(7,047)

Earnings per Share — Basic
Income (Loss) from Continuing Operations	$0.42	$(0.96)	$(0.11)
(Loss) Income from Discontinued Operations	(0.10)	0.69	(0.15)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$0.32	$(0.27)	$(0.26)
Cumulative Effect of Change in Accounting Principle	—	(1.27)	—

Net Income (Loss)	$0.32	$(1.54)	$(0.26)

Weighted Average Shares Outstanding — Basic	27,743,769	27,291,683	27,040,171
Earnings per Share — Diluted
Income (Loss) from Continuing Operations	$0.41	$(0.96)	$(0.11)
(Loss) Income from Discontinued Operations	(0.10)	0.69	(0.15)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$0.31	$(0.27)	$(0.26)
Cumulative Effect of Change in Accounting Principle	—	(1.27)	—

Net Income (Loss)	$0.31	$(1.54)	$(0.26)

Weighted Average Shares Outstanding — Diluted	27,955,865	27,291,683	27,040,171

See accompanying Notes to Consolidated Financial Statements.

consolidated balance sheets

Agilysys, Inc. and Subsidiaries

	March 31
(Dollars In Thousands)	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$149,903	$318,543
Accounts receivable, net of allowance of $3,829 in 2004 and $2,969 in 2003	295,272	170,708
Inventories, net	52,236	48,285
Deferred income taxes	9,255	6,244
Prepaid expenses	2,234	737
Assets of discontinued operations	5,451	43,367

Total Current Assets	514,351	587,884
Investments and Other Assets
Goodwill	179,975	117,545
Investments in affiliated companies	18,819	19,592
Other assets	11,396	10,625
Property and Equipment, at Cost
Land	480	480
Buildings	5,542	5,542
Furniture and equipment	56,486	54,825
Software	31,845	29,952
Leasehold improvements	14,551	14,507

	108,904	105,306
Less accumulated depreciation and amortization	73,783	67,069

Property and Equipment, net	35,121	38,237

Total Assets	$759,662	$773,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$208,115	$139,185
Accrued liabilities	39,047	24,118
Liabilities of discontinued operations	4,006	20,910

Total Current Liabilities	251,168	184,213
Long-Term Debt	59,503	130,995
Deferred Income Taxes	4,426	7,000
Other Long-Term Liabilities	10,150	9,450
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	143,675

SHAREHOLDERS’ EQUITY
Serial preferred shares, without par value; authorized 5,000,000; issued and outstanding — none	—	—
Common shares, without par value, at $0.30 stated value: authorized 80,000,000 shares; 32,115,614 and 32,056,950 shares outstanding in 2004 and 2003, respectively, including 3,589,940, subscribed-for shares in 2004 and 2003 and 53,273 shares in treasury in 2004	9,553	9,535
Capital in excess of stated value	126,070	113,655
Retained earnings	219,594	214,448
Unearned employee benefits	(42,325)	(30,299)
Unearned compensation on restricted stock	(2,499)	(4,575)
Accumulated other comprehensive loss	(1,403)	(4,214)

Total Shareholders’ Equity	308,990	298,550

Total Liabilities and Shareholders’ Equity	$759,662	$773,883

See accompanying Notes to Consolidated Financial Statements.

consolidated statements of shareholders’ equity

Agilysys, Inc. and Subsidiaries

		Stated	Capital in			Unearned	Accumulated
		value of	excess of		Unearned	compensation	other
	Common	common	stated	Retained	employee	on restricted	comprehensive
(Dollars and Shares in Thousands)	shares	shares	value	earnings	benefits	stock	income (loss)	Total

Balance at April 1, 2001	31,668	$9,419	$125,595	$270,246	$(49,688)	$(5,280)	$3,965	$354,257
Net loss	—	—	—	(7,047)	—	—	—	(7,047)
Cumulative effect of change in accounting for derivatives and hedging, net of $0.1 million tax benefit	—	—	—	—	—	—	(218)	(218)
Current period cash flow hedging activity, net of $0.6 million tax benefit	—	—	—	—	—	—	(889)	(889)
Reclassification of hedging activity into earnings, net of $0.7 million tax	—	—	—	—	—	—	1,107	1,107
Unrealized translation adjustment	—	—	—	—	—	—	(1,188)	(1,188)
Unrealized loss on securities, net of $3.8 million tax benefit	—	—	—	—	—	—	(5,936)	(5,936)

Total comprehensive loss	—	—	—	—	—	—		$(14,171)

Shares transferred from trust	—	—	(149)	—	1,268	—	—	1,119
Value change in subscribed-for shares	—	—	7,695	—	(7,695)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,323)	—	—	—	(3,323)
Shares issued upon exercise of stock options	109	32	543	—	—	—	—	575
Tax benefit related to exercise of stock options	—	—	174	—	—	—	—	174
Converted Trust preferred securities	5	1	74	—	—	—	—	75
Amortization of unearned compensation	—	—	—	—	—	1,991	—	1,991

Balance at March 31, 2002	31,782	9,452	133,932	259,876	(56,115)	(3,289)	(3,159)	340,697
Net loss	—	—	—	(42,078)	—	—	—	(42,078)
Unrealized translation adjustment	—	—	—	—	—	—	(100)	(100)
Unrealized loss on securities, net of $6.1 million tax benefit	—	—	—	—	—	—	(10,968)	(10,968)
Reclassification of unrealized losses into earnings, net of $5.4 million tax	—	—	—	—	—	—	10,013	10,013

Total comprehensive loss	—	—	—	—	—	—		$(43,133)

Shares transferred from trust	(376)	(113)	(3,085)	—	3,198	—	—	—
Value change in subscribed-for shares	—	—	(22,618)	—	22,618	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,350)	—	—	—	(3,350)
Shares issued upon exercise of stock options	275	83	2,068	—	—	—	—	2,151
Tax benefit related to exercise of stock options	—	—	273	—	—	—	—	273
Restricted stock awards	376	113	3,085	—	—	(3,198)	—	—
Amortization of unearned Compensation	—	—	—	—	—	1,912	—	1,912

Balance at March 31, 2003	32,057	9,535	113,655	214,448	(30,299)	(4,575)	(4,214)	298,550
Net income	—	—	—	8,663	—	—	—	8,663
Unrealized translation adjustment	—	—	—	—	—	—	2,811	2,811
Unrealized gain on securities, net of $1.0 million tax expense							1,894	1,894
Reclassification of unrealized gains into earnings, net of $1.0 million tax	—	—	—	—	—	—	(1,894)	(1,894)

Total comprehensive income	—	—	—	—	—	—		$11,474

Value change in subscribed-for shares	—	—	12,026	—	(12,026)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Shares issued upon exercise of stock options	112	34	835	—	—	—	—	869
Tax benefit related to exercise of stock options	—	—	18	—	—	—	—	18
Repurchase of Common Stock	(53)	(16)	(464)	—	—	—	—	(480)
Amortization of unearned compensation	—	—	—	—	—	2,076	—	2,076

Balance at March 31, 2004	32,116	$9,553	$126,070	$219,594	$(42,325)	$(2,499)	$(1,403)	$308,990

See accompanying Notes to Consolidated Financial Statements.

consolidated statements of cash flows

Agilysys, Inc. and Subsidiaries

	Year Ended March 31
(Dollars in Thousands)	2004	2003	2002

Cash Flows From Operating Activities:
Net income (loss)	$8,663	$(42,078)	$(7,047)
Loss (income) from discontinued operation	2,861	(18,777)	4,136
Cumulative effect of change in accounting principle	—	34,795	—

Income (loss) from continuing operations	11,524	(26,060)	(2,911)
Adjustments to reconcile income (loss) from continuing operations to net cash (used by) provided by operating activities (net of effects from business acquisitions)
Investment impairment	—	14,600	750
Gain on sale of property and equipment	(59)	—	—
Gain on sale of marketable securities	(906)	—	—
Gain on purchase of Convertible Preferred Securities	(734)	—	—
Loss on buyback of Senior Notes	8,595	1,788	—
Depreciation	4,617	8,829	8,426
Amortization	5,329	7,994	15,279
Deferred income taxes	284	(5,545)	(1,115)
Changes in working capital, excluding effect of discontinued operations
Accounts receivable	(93,895)	37,036	52,142
Inventories	2,762	25,860	40,156
Accounts payable	44,526	1,941	(8,096)
Accrued liabilities	(4,163)	(6,098)	2,619
Other working capital	(515)	1,607	(557)
Other	673	1,374	935

Total adjustments	(33,486)	89,386	110,539

Net cash (used by) provided by operating activities	(21,962)	63,326	107,628
Cash Flows From Investing Activities:
Additions to property and equipment	(1,555)	(8,404)	(5,837)
Proceeds from sale of Industrial Electronics Division	12,670	226,649	—
Acquisition of businesses, less cash acquired	(66,653)
Investments in affiliated companies	—	—	(951)
Proceeds from sale of marketable securities	3,309	—	—
Proceeds from sale of property and equipment	111	1,389	—

Net cash (used for) provided by investing activities	(52,118)	219,634	(6,788)
Cash Flows From Financing Activities:
Revolving credit borrowings	—	7,780	664,950
Revolving credit payments	—	(7,780)	(905,890)
Accounts receivable securitization financing borrowings	—	17,600	248,290
Accounts receivable securitization financing payments	—	(46,600)	(219,290)
Buyback of 9.5% Senior Notes	(79,800)	(19,942)	—
Buyback of convertible preferred securities	(16,973)	—	—
Principal payments under long-term obligations	(140)	(22)	(189)
Debt financing costs paid	—	(631)	(666)
Issuance of common shares under company stock option plan	869	2,151	575
Repurchase of common stock	(480)	—	—
Dividends paid	(3,517)	(3,350)	(3,323)

Net cash used for financing activities	(100,041)	(50,794)	(215,543)
Cash flows (used for) provided by continuing operations	(174,121)	232,166	(114,703)
Cash flows provided by discontinued operations	5,481	64,977	94,722

Net (decrease) increase in cash and cash equivalents	(168,640)	297,143	(19,981)
Cash and cash equivalents at beginning of year	318,543	21,400	41,381

Cash and cash equivalents at end of year	$149,903	$318,543	$21,400

Supplemental disclosures of cash flow information:
Cash payments for interest	$19,659	$15,145	$22,975
Cash payments for income taxes	$2,658	$3,614	$2,392
Distributions on Convertible Trust Preferred Securities	$8,466	$12,123	$9,703
Change in value of available-for-sale securities, net of tax	$—	$(955)	$(5,936)

See accompanying Notes to Consolidated Financial Statements.

notes to consolidated financial statements

Agilysys, Inc. and Subsidiaries

1

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Operations — Agilysys, Inc. and its subsidiaries (the “Company” or “Agilysys”) distributes and resells a broad range of enterprise computer systems products, including servers, storage, software and services. These products are sold to resellers and commercial end-users. The Company has operations in North America and strategic investments in the United States and Europe.

     The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2004 refers to the year ended March 31, 2004.
     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliated companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All inter-company transactions and accounts have been eliminated in consolidation.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
     Revenue Recognition — The Company derives revenue from three primary sources: hardware (servers and storage), software, and services. In general, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for discounts, sales incentives, estimated customer returns and other allowances. The Company offers discounts based on the volume of products and services purchased. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in “Costs of Goods Sold” in the accompanying consolidated statement of operations. In addition to this general policy, the following are the specific revenue recognition policies for each category of revenue.

Hardware

Revenue of hardware sales is recognized generally when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer’s final acceptance of the arrangement.
     The Company’s hardware, software, and services are predominantly sold on a stand alone basis. In limited occurrences, sales with multiple products and/or services are offered to customers. When elements of hardware, software, and services are contained in a single arrangement, the Company allocates revenue to each element based on its relative fair value, provided that such elements meet the criteria for treatment as a separate unit of accounting in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” If the criteria for separate unit of accounting are not met, revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.
     A portion of the Company’s business involves shipment directly from its suppliers to its customers. In these transactions, the Company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the Company recognizes revenue when the Company is notified by the supplier that the product has been shipped.

Software

Revenue of software sales is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” using the residual method. Software revenue is recognized when the software has been delivered and installed and there are no significant obligations remaining.

Services

Revenue from service contracts is recognized as earned based on the performance requirements of the contract, generally as the services are provided. In addition, service revenue from maintenance contracts is recognized over the life of the contract. Unspecified upgrades and technical support relating to software sales are recognized over the period such items are delivered. The Company does not include with the initial hardware purchase any element of a maintenance contract. Customers may opt to separately purchase premium service coverage or extended maintenance beyond the expiration date of the respective product’s standard warranty as offered by the maker of the product.
     The Company also facilitates the sale of certain service contracts between its suppliers and customers. Revenue derived from such sales is recognized under the net method in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” since the Company acts as an agent in the transaction.
     Supplier Programs — Agilysys participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. In addition, the Company receives incentives from suppliers related to cooperative advertising allowances, price protection and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as adjustments to gross margin or net advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred.
     Income Taxes — Income tax expense includes U.S. and foreign income taxes and is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized. In determining whether it is more likely than not that deferred tax assets will be realized, the Company considers such factors as (a) expectations of future taxable income, (b) expectations of material changes in the present relationship between income reported for financial and tax purposes, and (c) tax-planning strategies.
     Foreign Currency — The functional currency of the Company’s foreign subsidiary is the applicable local currency. For this foreign operation, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Statement of operation accounts are translated at the monthly average exchange rates prevailing during the year. The gains or losses resulting from these translations are recorded as a separate component of shareholders’ equity. Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated operating results.
     Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     Fair Value of Financial Instruments — Estimated fair value of the Company’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$149,903	$149,903	$318,543	$318,543
Accounts receivable	295,272	295,272	170,708	170,708
Marketable securities	—	—	2,403	2,403
Liabilities:
Accounts payable	208,115	208,115	139,185	139,185
9.5% Senior Notes	(59,388)	(65,500)	(130,963)	(137,200)
Mandatorily Redeemable Convertible Trust Preferred Securities	(125,425)	(123,500)	(143,675)	(133,600)

     The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. For marketable securities, fair values are estimates based on quoted market prices, which are also used to determine the carrying amount of the Company’s available-for-sale marketable securities.

     The fair value of the Company’s 9.5% Senior Notes is estimated using rates currently available for securities with similar terms and remaining maturities. The fair value of the Mandatorily Redeemable Convertible Trust Preferred Securities represents market value as determined in the over the counter market.
     The Company owns capital stock of a privately held entity. There is no market for the entity’s common shares, and it was impracticable to estimate the fair value of the Company’s investment. The investment is carried on the balance sheet at its original cost of $5.0 million and is included under the caption “Investments in Affiliated Companies.”
     Investments in Affiliated Companies — The Company enters into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company has investments in affiliates accounted for using the equity method and equity securities accounted for using the cost method. For those investments accounted for under the equity method, the Company’s proportionate share of income or losses from affiliated companies is recorded in “Other (Income) Expense” on the Consolidated Statements of Operations
     The Company’s marketable equity securities are classified as “available-for-sale” and are carried at fair value, with unrealized gains and losses, net of tax, recorded in “Accumulated Other Comprehensive Loss” included in Shareholders’ Equity. There were no marketable equity securities held by the Company at March 31, 2004. Non-marketable equity securities are carried at cost, as there are no quoted market prices available for these securities.
     As a matter of policy, management continually monitors the change in the value of its investments and regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value; the duration of the market decline; management’s intent and ability to hold the investment; and the financial condition of and specific prospects of the issuer. In determining whether or not impairment exists, the Company evaluates available information such as published financial reports and market research and analyzes cyclical trends within the industry segments in which the various companies operate. Impairment of investment securities results in a non-cash, pre-tax charge to “Other (Income) Expense” if a market decline below cost is deemed other than temporary.
     Derivatives — The Company’s primary objective for holding derivative financial instruments is to manage risks associated with fluctuations in foreign currency and interest rates. The Company did not hold any derivative financial instruments in 2004 or 2003. It is the Company’s practice to record derivative financial instruments at fair value and classify them in “Other Assets” and “Accrued Liabilities.” The fair value of derivative contracts are obtained through independent brokers. The Company’s accounting policies for such instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the derivative instrument to its underlying transaction. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated Other Comprehensive Income (Loss)” in Shareholders’ Equity and are recognized in operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in operations. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in operations and generally offset changes in the values of assets and liabilities.
     Foreign Currency Exchange Contracts — The Company, when deemed necessary, uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts are used to hedge short-term firm commitments and transactions denominated in currencies other than the subsidiaries’ functional currency. These contracts are not designated as hedging instruments. The gains and losses from changes in the market value of these contracts are recognized in “Other (Income) Expense” and offset the foreign exchange gains and losses on the underlying transactions. There were no foreign currency exchange contracts held by the Company at March 31, 2004 or 2003.
     Interest Rate Swaps — The Company, at times, uses interest rate swap agreements to partially reduce risks related to floating-rate financing agreements, which are subject to changes in the market rate of interest. These are designated as cash flow hedges. The Company did not hold any interest rate swap agreements in 2004 or 2003.
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
     Concentrations of Supplier Risk — The Company sells products supplied by five primary suppliers. During 2004, 2003 and 2002, products purchased from the Company’s two largest suppliers accounted for 88%, 83% and 85%, respectively, of the Company’s sales volume. The Company’s largest supplier, IBM, supplied 72%, 63% and 57% of the Company’s sales volumes in 2004, 2003 and 2002, respectively. With the acquisition of Compaq Computer Corporation (“Compaq”) by Hewlett-Packard Company (“HP”) in May 2002, sales of products sourced by the combined HP/ Compaq entity accounted for 16%, 20% and 28% in 2004, 2003 and 2002, respectively.
     Inventories — Inventories are stated at the lower of cost (first-in, first-out basis) or market, net of related reserves. The Company’s inventory is constantly monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. Reserves for slow-moving and obsolete inventory were $6.2 million and $4.5 million at March 31, 2004 and 2003, respectively.
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
     SFAS No. 142 requires that goodwill be tested for impairment upon adoption (the transition impairment test) and at least annually, thereafter. Impairment exists when the carrying amount of goodwill exceeds its fair value. Upon adoption of SFAS No. 142, the Company performed valuations of its reporting units for transitional purposes and, based on these valuations, concluded that goodwill was impaired. Accordingly, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in 2003. The Company conducted its annual goodwill impairment test in 2004 and, based on the analysis, concluded that goodwill was not impaired. Goodwill will also be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment. Prior to adoption of SFAS No. 142 in 2003, the Company regularly evaluated its goodwill for impairment, considering such factors as historical and future profitability.
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
     Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings — 10 to 40 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the applicable lease periods. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $7.8 million, $14.8 million and $16.9 million during 2004, 2003 and 2002, respectively.
     The Company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the net book value of the assets exceeds the future undiscounted cash flows attributable to such assets.
     Stock-Based Compensation — As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized, and the options are not recognized in the financial statements until they are exercised. However, the Company provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair-value method had been applied. The pro forma amounts that are disclosed in the table below reflect the portion of the estimated fair value of awards that was earned for the years ended March 31, 2004, 2003 and 2002. The pro forma expense determined under the fair value method presented in the table below relates only to stock options that were granted as of March 31, 2004, 2003 and

2002. Accordingly, the impact of applying the fair value method is not indicative of future amounts. Additional grants in future years are anticipated, which will increase the pro forma compensation expense and thus reduce and increase future pro forma net income (loss), respectively.

(In Thousands, Except Per Share Data)	2004	2003	2002

Net income (loss), as reported	$8,663	$(42,078)	$(7,047)
Compensation expense as determined under SFAS 123, net of related tax effects	(3,564)	(3,365)	(4,030)

Pro forma net income (loss)	$5,099	$(45,443)	$(11,077)
Basic, as reported	$0.32	$(1.54)	$(0.26)
Diluted, as reported	0.31	(1.54)	(0.26)
Basic, pro forma	$.19	$(1.67)	$(0.41)
Diluted, pro forma	.18	(1.67)	(0.41)

     The fair market value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Dividend yield	1.0%	1.0%	1.0%
Expected volatility	48.4%	48.4%	48.6%
Risk-free interest rate	3.33%	3.81%	5.28%
Expected life	6 years	6 years	8 years
Weighted average fair value of options granted	$3.84	$6.94	$7.04

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period and adjusting income available to common shareholders for the assumed conversion of all potentially dilutive securities, as necessary. Securities or other contracts to issue common shares are included in the per share calculations where the effect of their inclusion would be dilutive.
     Comprehensive Income (Loss) — Comprehensive income (loss) is defined as net income (loss) plus the aggregate change in shareholders’ equity, excluding changes in ownership interests, referred to as accumulated other comprehensive income (loss). At March 31, 2004 and 2003, “Accumulated Other Comprehensive Loss,” included in Shareholders’ Equity, consisted of foreign currency translation losses of $1.4 million and $4.2 million, respectively.
     Segment Reporting — Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company is a distributor and reseller of enterprise computer systems and related products, such as storage and software, and accordingly operates in one segment. The Company is predominantly a North American enterprise. As such, revenues and long-lived assets outside of North America are not material to the financial position or operating results of the Company.
     Recent Accounting Standards — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company adopted this Statement in the first quarter of 2004. The adoption did not have an impact on the Company’s consolidated financial position and results of operations.
     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business, as previously defined in that Opinion. Many of the provisions of SFAS No. 121 are retained; however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this Statement effective April 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset’s carrying value may not be recoverable. The estimate of an asset’s fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. This statement was used as a basis for reporting the Company’s discontinued operations and calculating the asset impairments occurring as a result of the disposal. See further discussion of the impact of this Statement on the Company’s financial position and results of operations in Note 4.
     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior period gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. The Company early adopted this Statement effective March 31, 2003, which did not have a material impact on the Company’s financial position or results of operations.
     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company adopted this Statement effective January 1, 2003 and used the guidelines as a basis for reporting exit and disposal activities related to the Company’s discontinued operations and restructuring. See further discussion of the impact on the Company’s financial position and results of operations in Note 5.
     In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. The Company has historically accounted for consideration received from a vendor as a reduction of cost of sales; therefore, the adoption of this Issue did not have a material impact on the Company’s results of operations.
     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and increased disclosure requirements were effective for the year ended March 31, 2003. The Company adopted the provisions of SFAS No. 148 as of March 31, 2003. The disclosure requirements of this Statement are provided under the caption “Stock-Based Compensation” in Note 1.
     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The FASB revised FIN 46 in December 2003. The revision codified proposed modifications to the Interpretation and other decisions previously issued through certain FASB Staff Positions. The Company was required to adopt this Interpretation (as revised) in the fourth quarter of 2003, for any variable interest entities created subsequent to January 31, 2003 and is required to adopt the provisions on July 1, 2003 for entities created prior to February 1, 2003. The Company does not have any variable interest entities, and therefore the adoption of this Standard did not have an impact on the Company’s financial position or results of operations.
     In January 2003, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance for determining the units of accounting in arrangements that include multiple products, services, and/or rights to use assets. The EITF reached a consensus that revenue arrangements with multiple deliverables should be divided into separate accounting units only if the deliverables meet certain criteria (not disclosed herein). Consideration received by the seller (i.e., revenue) should be allocated among the separate units of accounting based on their relative fair values. The provisions of this Issue were effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the provisions of this Issue did not have a material impact on the Company’s process for recognizing revenue.
     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have an impact on the Company’s results of operations or financial position.
     In April 2003, the EITF reached consensus on Issue No. 01-03, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.” EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. The Task Force concluded that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to the liability should be based on its fair value at the date of acquisition. The Company adopted the guidance set forth in the Issue to record deferred revenues purchased in connection with the acquisitions of Inter-American Data, Inc. and Kyrus Corporation in fiscal 2004, which resulted in liabilities of $3.8 million and $3.5 million, respectively.
     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company evaluated the requirements of this Statement and concluded that the Statement does not apply to the Company’s 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities since they are convertible into the Company’s Common Shares.
     Reclassifications — Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

NAME CHANGE

On September 12, 2003, the shareholders of Pioneer-Standard Electronics, Inc. approved an amendment to the Company’s Amended Articles of Incorporation to change the Company’s name to Agilysys, Inc. The name change became effective on September 15, 2003. Prior to September 16, 2003, Agilysys, Inc. traded on the National Association of Securities Dealers and Automated Quotations (“NASDAQ”) Stock Market as Pioneer-Standard Electronics, Inc. under the symbol “PIOS.” On September 16, 2003, Agilysys, Inc. began trading on the NASDAQ Stock Market under the symbol “AGYS.”

ACQUISITIONS

     In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is reviewed annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following two acquisitions were made in 2004.

Inter-American Data

On February 17, 2004, the Company acquired substantially all of the assets of Inter-American Data, Inc. (“IAD”). The results of IAD’s operations have been included in the Company’s consolidated financial statements since that date. IAD was a leading developer and provider of software and services to hotel casinos and major resorts in the United States. The acquisition is expected to provide significant opportunities for profitable growth in the hospitality industry. The aggregate purchase price was $36.5 million, subject to final settlement of certain working capital adjustments, with approximately $34.4 million initially assigned to goodwill based on the estimated fair values of the assets acquired and liabilities assumed. The majority of assets acquired and liabilities assumed were current in nature and the Company concluded that net book value best estimated their fair value. Based on final settlement of working capital with the seller, the purchase price was increased by $1.5 million to $38.0 million, which resulted in a proportionate increase in the amount assigned to goodwill. After taking into consideration the final settlement of working capital as well as $0.2 million in other adjustments to the initial value assigned to certain assets acquired, the net amount assigned to goodwill in 2004 was $35.7 million.
     The Company is in the process of finalizing its assessment of the fair value of assets acquired and liabilities assumed, including whether there were any identifiable intangible assets in the transaction; thus, the allocation of the purchase price is preliminary and subject to change. The Company anticipates completing its assessment within 12 months of the date of acquisition.

Kyrus Corporation

On September 30, 2003, the Company acquired Kyrus Corporation (“Kyrus”). The results of Kyrus’ operations have been included in the Company’s consolidated financial statements since that date. Kyrus was an IBM Master Distributor and Premier Business Partner in retail sales solutions. The acquisition expands the Company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services to retail customers. The purchase price was $29.6 million, offset by approximately $900,000 of cash acquired, with approximately $29 million initially assigned to goodwill based on the estimated fair values of the assets acquired and liabilities assumed. The assets acquired and liabilities assumed were primarily current in nature and the Company concluded that net book value as of the purchase date best approximated their fair values. The Company was already an IBM business partner and operating under its own IBM Master Distributor Agreement. Therefore, Kyrus’ IBM Master Distributor Agreement did not represent a purchased intangible asset and was terminated.
     Subsequent to the acquisition, the preliminary allocation of the purchase price was adjusted to revise the estimated fair values of certain assets acquired and liabilities assumed. These adjustments resulted in a net decrease to goodwill of $2.5 million. The Company is in the process of finalizing its assessment of the fair value of assets acquired and liabilities assumed, including whether there were any identifiable intangible assets in the transaction; thus, the allocation of the purchase price is preliminary and subject to change. The Company anticipates completing its assessment within 12 months of the date of acquisition.
     The Company has substantially completed its plans to integrate the Kyrus operations. These activities included exiting certain Kyrus facilities and involuntary termination of certain Kyrus employees. The acquisition-related restructuring liabilities were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Accordingly, the liabilities were included in the purchase price allocation of the cost to acquire Kyrus with $1.7 million recorded as a liability. The workforce reductions eliminated 70 operational and administrative positions. Any changes to these estimates within the allocation period will result in an increase or decrease to the accrued restructuring charges and a corresponding increase or decrease to goodwill. The restructuring costs were substantially paid by the end of 2004.

DISCONTINUED OPERATIONS

On February 28, 2003, the Company completed the sale of substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In addition, as of the sale date, the Company announced its strategic transformation to focus solely on its enterprise computer systems business. Cash proceeds from the sale of IED were $240 million, with $13 million collected in 2004 and $227 million collected in 2003. The assets sold consisted primarily of accounts receivable and inventories and the Company’s shares of common stock in World Peace Industrial Co. Ltd, (“WPI”), an Asian distributor of electronic components. The buyer also assumed certain liabilities.
     As a result of the sale of the Company’s shares of WPI stock, the Company realized a $1.0 million loss on the sale of this investment, as unrealized losses that had been previously recorded in “Accumulated Other Comprehensive Loss” on the accompanying Consolidated Balance Sheet were charged to operations. The loss was included in the gain on sale of net assets within “Income from Discontinued Operations” on the accompanying Statement of Operations for the year ended March 31, 2003.
     In December 2001, the Company acquired a majority interest in Aprisa, Inc. (“Aprisa”), an Internet-based start-up corporation, which created customized software for the electronic components market. As a result of the IED sale and the Company’s subsequent decision to become solely an enterprise computer systems business, Aprisa ceased to provide strategic value to the Company and the operations were discontinued.
     The disposition of IED and discontinuation of Aprisa’s operations represent a disposal of a “component of an entity” as defined by SFAS No. 144. Accordingly, the Company’s consolidated financial statements and related notes have been presented to reflect IED and Aprisa as discontinued operations for all periods.
     Included in Income (Loss) from Discontinued Operations are net sales of zero, $758.4 million and $1.0 billion for the years ended March 31, 2004, 2003 and 2002, respectively. In addition, the Company has allocated interest to discontinued operations based on net assets.
     For the years ended March 31, 2004, 2003 and 2002, the Company reported a loss from discontinued operations of $2.9 million, net of $2.7 million in income taxes, income from discontinued operations of $18.8 million, net of $9.3 million in income taxes, and a loss from discontinued operations of $4.1 million, net of $3.1 million in income taxes, respectively. For the year ended March 31, 2004, loss from discontinued operations was comprised of the following:

(Dollars in Thousands)

Loss on sale of net assets	$298
Costs associated with maintaining facilities of discontinued operations	2,383
Costs to exit facilities	1,075
Write-down of carrying amount of long-lived assets	1,825

Loss from discontinued operations, before income tax	$5,581

     The following is a summary of the net assets of IED and Aprisa at March 31, 2004 and 2003:

(Dollars in Thousands)	2004	2003

Cash	$—	$12
Accounts receivable	518	30,515
Inventories	174	769
Other	1,286	6,384
Property and equipment, net	3,473	5,687

Assets of discontinued operations	$5,451	$43,367

Accounts payable	$67	$4,132
Accrued liabilities	3,939	21,995

Liabilities of discontinued operations	$4,006	$26,127

     Subsequent to year end, in April 2004 a distribution facility that was held for sale was sold for approximately $2.9 million, which approximated book value.

RESTRUCTURING AND IMPAIRMENT CHARGES

Discontinued Operations

In connection with the sale of IED in 2003, the Company recognized a restructuring charge of $28.7 million, which was included in Income from Discontinued Operations in the accompanying Consolidated Statement of Operations. Severance costs of $5.9 million relate to the severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not re-hired by the purchaser. Facilities costs of $5.0 million represent the present value of qualifying exit costs, offset by an estimate for future sublease income, for approximately 30 vacated locations no longer required as a result of the sale. These leases have expiration dates extending to 2010. The asset impairment charge of $17.4 million represents the write-down to fair value of assets that were abandoned or classified as “held-for-sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. This write-down was for assets that were not included in the IED sale transaction.
     In 2002, management committed to a restructuring plan for certain IED operations. As a result of this action, the Company recognized restructuring charges totaling approximately $10.9 million, which was included in Loss from Discontinued Operations in the accompanying Consolidated Statement of Operations. The restructuring charges consisted of approximately $3.3 million for qualifying exit costs for one service center and eleven regional office facilities with leases expiring through 2006 and severance and other employee benefits to be paid to approximately 80 personnel. In addition, the restructuring charges included provisions related to inventory valuation adjustments of $7.6 million for excess and obsolete inventory primarily associated with the Company’s decision, as part of the restructuring plan, to close its Electronics Manufacturing Resources and Services facility and to terminate certain supplier and customer relationships.
     As part of the Purchase and Sale Agreement, certain severance costs are reimbursed by the purchaser. Therefore, a corresponding receivable to the restructuring reserve has been established in “Assets of Discontinued Operations” in the accompanying Consolidated Balance Sheet. The receivable balance was zero and $3.5 million at March 31, 2004 and 2003, respectively.
     The following summarizes the provision for restructuring and impairment charges relating to the discontinued operations and the remaining balances at March 31, 2004:

	Severance		Asset
(Dollars in Thousands)	Costs	Facilities	Impairment	Inventory	Total

Balance at April 1, 2002	$1,414	$1,909	$—	$7,600	$10,923
Disposal of inventory	—	—	—	(7,600)	(7,600)
Provision	333	—	—	—	333
Payments	(1,418)	(564)	—	—	(1,982)
Adjustments	(205)	(201)	—	—	(406)

Balance of discontinued reserves prior to sale	$124	$1,144	$—	$—	$1,268
2003 restructuring charges	5,913	5,028	17,435	274	28,650
Severance costs not funded by the Company	3,491	—	—	—	3,491
Adjustments	48	155	—	—	203
Payments	(2,244)	(542)	—	—	(2,786)
Disposal of assets	—	—	(17,435)	—	(17,435)

Balance at March 31, 2003	$7,332	$5,785	$—	$274	$13,391
Payments	(7,308)	(3,232)	—	(219)	(10,759)
Additions	—	545	—	—	545
Accretion of lease obligations	—	162	—	—	162

Balance at March 31, 2004	$24	$3,260	$—	$55	$3,339

     During 2004, the reserve was increased by $0.5 million for certain exit costs on leased properties meeting the qualifications for expense during the year. The leased properties were part of the discontinued operations; however, the Company did not cease complete use of the properties until the current year.

     Of the remaining $3.3 million reserve at March 31, 2004, approximately $1.8 million is expected to be paid during 2005 for severance costs and facilities obligations. Severance costs and facilities obligations are expected to continue to 2005 and 2010, respectively.

Continuing Operations

In the fourth quarter of 2003, concurrent with the sale of IED, the Company announced that it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. In connection with this reorganization, the Company recorded restructuring charges totaling $20.7 million, classified in the 2003 Consolidated Statement of Operations as “Restructuring Charges,” for the impairment of facilities and other assets no longer required, and severance, incentives and other employee benefit costs, including amounts accrued for payments that are to be made pursuant to certain tax “gross up” provisions of the restricted stock award agreements incurred in connection with downsizing the corporate structure.
     Severance, incentives and other employee benefit costs are to be paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income for a vacant warehouse that represents excess capacity as a result of the sale. The lease on this facility extends through 2017. The asset impairment charge represents the write-down to fair value of assets that were abandoned as part of the Corporate restructuring since they were inconsistent with the Company’s ongoing strategic plan.
     In 2002, management committed to a restructuring plan for certain corporate and enterprise computer system operations. As a result of this action, the Company recognized restructuring charges totaling approximately $1.5 million, of which $1.0 million is included in “Cost of Goods Sold” and $0.5 million is classified in the Consolidated Statement of Operations as “Restructuring Charges.” The restructuring charges relate to severance and other employee benefits to be paid to approximately 20 personnel. In addition to costs associated with personnel reductions, the restructuring charges included provisions related to inventory valuation adjustments.
     The following summarizes the provision for restructuring and the remaining balances at March 31, 2004:

	Severance &
	Other Employee		Asset
(Dollars in Thousands)	Costs	Facilities	Impairment	Inventory	Total

Balance at April 1, 2002	$473	$—	$—	$1,000	$1,473
Disposal of inventory	—	—	—	(1,000)	(1,000)
Payments	(473)	—	—	—	(473)

Balance of reserves prior to 2003 restructuring	$—	$—	$—	$—	$—
2003 restructuring charges	5,909	6,135	8,653	—	20,697
Reclassifications	—	103	—	—	103
Payments	(178)	(141)	—	—	(319)
Disposal of assets	—	—	(8,653)	—	(8,653)

Balance at March 31, 2003	$5,731	$6,097	$—	$—	$11,828
2004 restructuring charges	—	2,066	—	—	2,066
Payments	(5,706)	(2,819)	—	—	(8,525)
Accretion of lease obligations	—	450	—	—	450

Balance at March 31, 2004	$25	$5,794	$—	$—	$5,819

     Of the remaining $5.8 million reserve at March 31, 2004, approximately $0.8 million is expected to be paid during 2005 for severance costs and facilities obligations. Severance costs and facilities obligations are expected to continue to 2005 and 2017, respectively.

GOODWILL

On April 1, 2002, the Company adopted SFAS No. 142. This Statement, among other things, eliminates the amortization of goodwill and other intangibles that have indefinite lives but requires annual tests for determining impairment of those assets. Effective April 1, 2002, the Company discontinued amortization of its goodwill in accordance with SFAS No. 142.

     Pro forma information, assuming the non-amortization provisions of SFAS No. 142 were adopted in fiscal 2002, is as follows:

	Year Ended March 31
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002

Income (Loss) from Continuing Operations, as reported	$11,524	$(26,060)	$(2,911)
Add: Goodwill amortization, net of tax	—	—	3,117

Income (Loss) from Continuing Operations, pro forma	$11,524	$(26,060)	$206

Net Income (Loss), as reported	$8,663	$(42,078)	$(7,047)
Add: Goodwill amortization, net of tax	—	—	3,117

Net Income (Loss), pro forma	$8,663	$(42,078)	$(3,930)

Earnings per Share — Basic
Income (Loss) from Continuing Operations, as reported	$0.42	$(0.96)	$(0.11)
Add: Goodwill amortization, net of tax	—	—	0.12

Income (Loss) from Continuing Operations, pro forma	$0.42	$(0.96)	$0.01

Net Income (Loss), as reported	$0.32	$(1.54)	$(0.26)
Add: Goodwill amortization, net of tax	—	—	0.12

Net Income (Loss), pro forma	$0.32	$(1.54)	$(0.14)

Earnings per Share — Diluted
Income (Loss) from Continuing Operations, as reported	$0.41	$(0.96)	$(0.11)
Add: Goodwill amortization, net of tax	—	—	0.12

Income (loss) from Continuing Operations, pro forma	$0.41	$(0.96)	$0.01

Net Income (Loss), as reported	$0.31	$(1.54)	$(0.26)
Add: Goodwill amortization, net of tax	—	—	0.12

Net Income (Loss), pro forma	$0.31	$(1.54)	$(0.14)

     As discussed in Note 3, the Company made two business acquisitions in 2004. The excess of the cost of the acquisitions over the sum of the amounts assigned to the assets acquired and liabilities assumed has been recognized as goodwill.

     The changes in the carrying amount of goodwill during 2004 and 2003 is summarized in the following table:

(Dollars in Thousands)	2004	2003

Beginning of year	$117,545	$117,462
Goodwill acquired during the year — Kyrus	29,023	—
Goodwill acquired during the year — IAD	34,380	—
Goodwill adjustment — Kyrus (see Note 3)	(2,466)	—
Goodwill adjustment — IAD (see Note 3)	1,362	—
Impact of foreign currency translation	131	83

End of year	$179,975	$117,545

     The Company performed its annual goodwill impairment test using a measurement date of February 1, 2004 and 2003. The Company’s reporting unit is consistent with its reportable segment, as explained in Note 1. The Company concluded that the fair value of its reporting unit exceeded the carrying value, including goodwill. As such, step two of the goodwill impairment test, as prescribed by SFAS No. 142, was not necessary and no impairment loss was recognized.

     Under the required transitional provisions of SFAS No. 142, the Company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the Company’s fiscal year 2003, using the two-step process prescribed by the Statement. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $36.7 million, before tax, which was recorded as a Cumulative Effect of Change in Accounting Principle in the first quarter of 2003 and is reflected in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003. The goodwill impairment was comprised of $25.6 million for IED and $11.0 million for the operations of Aprisa. Both of these businesses are reported as discontinued operations and, accordingly, the impairment is not reflected in the table above showing the change in carrying amount of goodwill relating to continuing operations.

INVESTMENTS IN AFFILIATED COMPANIES

At March 31, 2004 and 2003, “Investments in Affiliated Companies” consisted of the following:

(Dollars in Thousands)	2004	2003

Magirus AG	$13,771	$12,141
Eurodis Electron PLC	—	2,403
Other non-marketable equity securities	5,048	5,048

	$18,819	$19,592

Magirus AG

The Company maintains an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The Company has a 20% interest in Magirus and accounts for the investment under the equity method. Accordingly, the investment was initially recorded at cost and the carrying amount has been subsequently adjusted to reflect the Company’s share of operating results as well as dividends received from Magirus, foreign currency translation and additional contributions made by the Company.

Eurodis Electron PLC

The Company held publicly traded equity securities in Eurodis Electron PLC (“Eurodis”), a European distributor of electronic components headquartered in London, England. This investment was acquired as a strategic investment and was accounted for as an available-for-sale security. Accordingly, unrealized holding gains (losses) not considered to be an other-than-temporary decline in the market value of the investment were excluded from earnings and recorded net of tax as a component of Other Comprehensive Income (Loss).
     During 2004, the Company sold its investment in Eurodis. The realized gain was determined on the basis of specific identification of securities sold since the Company liquidated its entire holding of Eurodis securities. Sales proceeds and realized gain on the sale were $3.3 million and $0.9 million, respectively.
     As of March 31, 2004 and 2003, the market value of the Company’s investment in Eurodis was zero and $2.4 million, respectively, and the cost basis was $2.4 million as of March 31, 2003. Unrealized holding gains were zero, zero, and $0.9 million at March 31, 2004, 2003 and 2002, respectively.
     Management continually monitored the change in the value of its Eurodis investment to determine whether declines in market value below cost were other-than-temporary. The Company made such a determination based upon criteria that included the extent to which cost exceeded market value, the duration of the market decline, and the financial condition of and specific prospects of the issuer. In addition, the Company evaluated its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. When it was concluded that the market value decline was temporary following the Company’s policy as set forth above and in Note 1, the changes in market value were included in “Accumulated Other Comprehensive Loss” in the Shareholders’ Equity section of the consolidated balance sheet. In 2003, as a result of the Company’s sale of IED and subsequent change in business focus, the Company’s intent concerning its Eurodis investment changed. The investment no longer held strategic value and it was not the Company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary, and in 2003 the Company recognized a $14.6 million impairment charge to reduce the carrying value (cost basis) to market value. This non-cash charge was included as “Investment Impairment” in “Other (Income) Expense” in the consolidated statement of operations for the year ended March 31, 2003.

Other Non-Marketable Equity Securities

Other non-marketable equity securities consist primarily of capital stock ownership in a privately held company where a market value is not readily available. As such, the investment is stated at cost that does not exceed estimated net realizable value.

LEASE COMMITMENTS

Capital Leases

The Company leases certain equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2004 and 2003.
     Minimum future lease payments under capital leases as of March 31, 2004 for each of the next five years and in the aggregate are:

(In Thousands)	Amount

Year Ended
2005	$307
2006	112
2007	—
2008	—
2009	—

Total minimum lease payments	419
Less: Amount representing interest	(20)

Present value of net minimum lease payments	$399

     Interest rates on capitalized leases vary from 5.04% to 12.0% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Leases

The Company leases certain office and warehouse facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Certain facilities and equipment leases contain renewal options for periods up to 10 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following is a schedule by years of future minimum rental payments required under operating leases, excluding real estate taxes and insurance, that have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2004:

	Continuing	Discontinued
(In Thousands)	Operations	Operations

Year ending March 31:
2005	$6,868	$1,276
2006	5,848	899
2007	4,212	575
2008	3,865	405
2009	3,460	365
Thereafter	19,724	497

Total future minimum rental payments	$43,977	$4,017

     Rental expense for all non-cancelable operating leases amounted to $7.0 million, $11.8 million and $11.5 million for 2004, 2003 and 2002, respectively.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2004 and 2003:

(In Thousands)	2004	2003

Senior Notes, due August 2006	$59,388	$130,963
Capital lease obligations	399	37

	59,787	131,000
Less current maturities of long-term obligations	284	5

	$59,503	$130,995

     The Company’s debt outstanding as of March 31, 2004 primarily consists of approximately $59.4 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006. Interest is payable semi-annually. The indenture under which the Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the Company’s assets, and indebtedness of the Company’s restricted subsidiaries. The Notes are subject to mandatory repurchase by the Company at the option of the holders in the event of a change in control of the Company. The fair value of the Notes was $65.5 million and $137.2 million at March 31, 2004 and 2003, respectively.

     During 2004, the Company repurchased Notes for cash at prices ranging from $1,070.00 to $1,113.00 per $1,000 principal amount. The Company repurchased Senior Notes approximating $71.6 million. The premium paid, as well as the disposition of other financing fees, resulted in a charge of approximately $8.5 million, which is included in the “Other (Income) Expense” section of the accompanying Consolidated Statement of Operations for the year ended March 31, 2004.
     In April 2003, the Company entered into an unsecured, three-year revolving credit agreement (the “Revolver”) with a consortium of six banks. The Revolver provides the Company with the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases, under certain conditions, up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at March 31, 2004.
     The Revolver contains certain restrictive and financial covenants including limitations on other borrowings, investment expenditures and the maintenance of certain financial ratios, such as leverage, fixed charge coverage and net worth, among other restrictions. The Company is in compliance with all covenants.
     During 2003, the Company maintained a Revolving Credit Agreement that was entered into in 2001 (the “2001 Revolver”), with a group of commercial banks, which provided the Company with the ability to borrow, on an unsecured basis, up to $100 million, limited to certain borrowing base calculations. This agreement was scheduled to expire in September 2004. On December 20, 2002, in connection with the pending sale of IED, the 2001 Revolver was amended to reduce the Company’s ability to borrow to $50 million, limited to certain borrowing base calculations, and accelerate the expiration date to June 2003. On March 21, 2003, the Company terminated the agreement. There were no advances outstanding under the 2001 Revolver as of the termination date. As a result of the above noted terminations, there were no outstanding financial or non-financial covenants as of March 31, 2003.
     Concurrent with the 2001 Revolver amendment and attributable to the accelerated due date and reduction in borrowing capacity, the Company expensed approximately $1.0 million of deferred financing fees in the third quarter of 2003. In addition, as a result of the termination of the Asset Securitization and 2001 Revolver in the fourth quarter of 2003, the remaining unamortized deferred financing fees of $0.6 million were expensed. These charges, totaling $1.6 million, are included in “Interest Expense, Net” in the accompanying Consolidated Statement of Operations for the year ended March 31, 2003.

INCOME TAXES

The components of Income (Loss) Before Income Taxes from Continuing Operations and Provision for Income Taxes for Continuing Operations for the years ended March 31 are as follows:

(Dollars in Thousands)	2004	2003	2002

Income (loss) before income taxes
Domestic	$27,257	$(29,381)	$3,180
Foreign	(549)	(2,103)	1,764

Income (loss) before income taxes	$26,708	$(31,484)	$4,944

Provision (benefit) for income taxes
Current
Federal	$7,886	$(3,510)	$4,104
State and local	60	131	(65)
Foreign	127	180	—

Total current	$8,073	$(3,199)	$4,039
Deferred
Federal	$856	$(6,949)	$(2,018)
State and local	992	(380)	(403)
Foreign	(237)	(1,211)	—

Total deferred	1,611	(8,540)	(2,421)

Provision (benefit) for income taxes	$9,684	$(11,739)	$1,618

     A reconciliation of the federal statutory rate to the Company’s effective income tax rate for continuing operations for the years ended March 31 follows:

	2004	2003	2002

Statutory rate	35.0%	(35.0%)	35.0%
Benefit for state taxes	(1.3)	(6.5)	(29.5)
Change in valuation allowance	3.9	3.6	12.5
Settlement of Income Tax Audits	(2.4)	—	—
Foreign rate differential	0.3	(0.9)	3.6
Meals & entertainment	1.6	0.7	6.0
Non-deductible goodwill	—	—	6.9
Equity investment and other, net	(0.8)	0.8	(1.8)

Effective rate	36.3%	(37.3%)	32.7%

     Deferred tax assets and liabilities as of March 31, 2004 and 2003 are presented below:

(Dollars in Thousands)	2004	2003

Deferred tax assets:
Capitalized inventory costs	$257	$296
Accrued liabilities	1,615	1,584
Allowance for doubtful accounts	1,415	1,040
Inventory valuation reserve	3,581	1,579
Restructuring reserve	2,212	2,955
Federal domestic net operating losses	8,841	—
Foreign net operating losses	1,370	1,237
Property and equipment	1,181	808
Investment impairment	—	4,998
State net operating losses	5,524	4,275
Other	461	188

	26,457	18,960
Less valuation allowance	(5,524)	(4,275)

Total net deferred tax assets	$20,933	$14,685

Deferred tax liabilities:
Deferred Revenue	$331	$—
Software amortization	3,044	4,100
Goodwill amortization	12,460	9,598
Other	270	107

Total deferred tax liabilities	16,105	13,805

Net deferred tax assets (liabilities)(1)	$4,828	$880

     Long term deferred tax assets of approximately $1.6 million are included in “Other Assets” in the accompanying Consolidated Balance Sheet at March 31, 2003.

     At March 31, 2004, the Company had $25.3 million of federal net operating loss carryforwards that expire, if unused, through 2024 and $4.7 million of foreign net operating loss carryforwards that expire, if unused, in years 2007 through 2011. At March 31, 2004, the Company had $192.5 million of state net operating loss carryforwards that expire, if unused, in years 2008 through 2019. A valuation allowance of $5.5 million has been recognized to offset the state deferred tax assets related to those carryforwards.

EMPLOYEE RETIREMENT PLANS

The Company maintains various profit-sharing and 401(k) plans for all employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the Company matching a percentage thereof. The Company may also make contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and Company matching contributions were $2.2 million, $2.3 million and $2.2 million for 2004, 2003 and 2002, respectively.

     Agilysys also has a Supplemental Executive Retirement Plan (the “SERP”), implemented during 2001, which is a non-qualified plan designed to provide retirement benefits and life insurance for certain officers. Retirement benefits are based on compensation and length of service. The benefits under the SERP are provided from a combination of the benefits to which the officers are entitled under the Company’s profit-sharing and 401(k) plans and from life insurance policies that are owned by certain officers who have assigned the corporate interest (the Company’s share of the premiums paid) in the policies to the Company. The Company’s cash surrender value of the policies was $3.0 million and $1.5 million at March 31, 2004 and 2003, respectively, and is included in “Other Assets” in the accompanying Consolidated Balance Sheets. The accrued and unfunded liability for the SERP was $2.4 million and $1.8 million at March 31, 2004 and 2003, respectively, and is included in “Other Long-Term Liabilities” in the accompanying Consolidated Balance Sheets.

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

MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES

In March and April 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust preferred securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures due March 31, 2028 (the “Trust Debentures”).

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
     After March 31, 2003, Trust preferred securities are redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust preferred security. The Trust preferred securities are subject to mandatory redemption on March 31, 2028, at a redemption price of $50 per Trust preferred security.
     In 2004, the Company repurchased 365,000 Trust preferred securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The difference between the face value and cash paid, offset by the expensing of related deferred financing fees, resulted in a net gain of $0.7 million, which is included in the “Other (Income) Expense” section of the accompanying consolidated statement of operations. As of March 31, 2004, a total of 366,500 Trust preferred securities had been redeemed.
     At March 31, 2004 and 2003, the fair market value of the Trust preferred securities was $123.5 million and $133.6 million, respectively.

SHAREHOLDERS’ EQUITY

Capital Stock — Holders of Common Shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2004 and 2003, there were no shares of Preferred Stock outstanding.

     Subscribed-for Shares — The Company has a Share Subscription Agreement and Trust (the “Trust”) with Wachovia Bank of North Carolina, N.A., as Trustee, whereby the Trustee subscribed for 5,000,000 Common Shares of the Company, which will be paid for over the 15-year term of the Trust. The proceeds from the sale or direct use of the Common Shares over the life of the Trust are used to fund Company obligations under various compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with the Company. The shares subscribed for by the Trust are recorded in the contra equity account, “Unearned Employee Benefits,” and adjusted to market value at each reporting period, with an offsetting adjustment to “Capital in Excess of Stated Value.” There were 943,798 shares released from the Trust prior to 2002. In 2002, 90,462 shares were transferred from the Trust to fund a portion of the Company’s 2001 profit sharing. During 2003, 375,800 shares were transferred from the Trust for the restricted stock awards granted in 2003. No shares were transferred from the Trust in 2004.
     The following summarizes the fair market value of the 3,589,940 Common Shares subscribed for by the Trust, reflected in Shareholders’ Equity at March 31:

(Dollars In Thousands, Except Share and Per Share Data)	2004	2003

Common Shares at stated value (3,589,940 @ $0.30 in 2004 and 2003)	$1,077	$1,077
Capital in excess of stated value (3,589,940 shares in 2004 and 2003)	41,248	29,222
Unearned employee benefits (3,589,940 shares @ $11.79 in 2004 and 3,589,940 shares @ $8.44 in 2003)	(42,325)	(30,299)

Net effect on Shareholders’ Equity	$—	$—

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

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the year ended March 31
(Dollars In Thousands, Except Per Share Data)	2004	2003	2002

Weighted average number of shares
Basic	27,744	27,292	27,040
Common Shares issuable upon conversion of Trust preferred securities	—	—	—
Common equivalent shares	212	—	—

Diluted	27,956	27,292	27,040

Income (Loss) from Continuing Operations	$11,524	$(26,060)	$(2,911)
(Loss) Income from Discontinued Operations, net of taxes (See Note 4)	(2,861)	18,777	(4,136)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	8,663	(7,283)	(7,047)
Cumulative Effect of Change in Accounting Principle, net of $1.9 million tax benefit	—	(34,795)	—

Net income (loss) on which basic and diluted earnings (loss) per share is calculated	$8,663	$(42,078)	$(7,047)

Earnings (Loss) per share — Basic
Income (Loss) from Continuing Operations	$0.42	$(0.96)	$(0.11)
(Loss) Income from Discontinued Operations	(0.10)	0.69	(0.15)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	0.32	(0.27)	(0.26)
Cumulative Effect of Change in Accounting Principle	—	(1.27)	—

Net Income (Loss)	$0.32	$(1.54)	$(0.26)

Earnings (Loss) per share — Diluted
Income (Loss) from Continuing Operations	$0.41	$(0.96)	$(0.11)
(Loss) Income from Discontinued Operations	(0.10)	0.69	(0.15)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	0.31	(0.27)	(0.26)
Cumulative Effect of Change in Accounting Principle	—	(1.27)	—

Net Income (Loss)	$0.31	$(1.54)	$(0.26)

     Diluted earnings per share is computed by sequencing each issue or series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings per incremental share in the sequence of potential common shares.

     For the years ended March 31, 2004, 2003 and 2002, 8.1 million, 9.1 million, and 9.1 million Common Shares issuable upon conversion of the Trust preferred securities, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
     For the years ended March 31, 2004, 2003 and 2002, 2.2 million, 3.5 million, and 3.9 million stock options, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Due to the application of the treasury stock method, shares subscribed for by the Trust, which is more fully described in Note 14 to the Consolidated Financial Statements, have no effect on earnings per share until they are released from the Trust.

STOCK OPTIONS AND RESTRICTED STOCK

Stock Options — The Company has stock plans, which provide for the granting of restricted stock and options to employees and directors to purchase its Common Shares. These plans provide for nonqualified and incentive stock options. Stock options are granted to employees at an exercise price equal to the fair market value of the

Company’s Common Shares at the date of grant. Options expire 10 years from the date of grant. Vesting periods are established by the Compensation Committee of the Board of Directors and vary.

     The following tables summarize stock option activity under the Plans during 2004, 2003 and 2002:

	2004		2003		2002
	No. of	Wtd. Avg.	No. of	Wtd. Avg.	No. of	Wtd. Avg.
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	Under Option	Price	Under Option	Price	Under Option	Price

Balance at April 1	3,464,832	$12.64	3,861,534	$12.00	3,137,821	$11.54
Options granted	295,900	7.93	874,000	14.29	947,500	12.91
Options exercised	(111,937)	7.76	(275,274)	8.12	(108,499)	6.25
Options cancelled/expired	(328,235)	12.96	(616,014)	12.85	(18,354)	11.63
Options forfeited	(14,365)	14.09	(379,414)	13.17	(96,934)	12.39

Balance at March 31	3,306,195	$12.35	3,464,832	$12.23	3,861,534	$12.00

Options Exercisable at March 31	2,336,059	$12.51	2,063,592	$12.07	2,020,508	$11.36

Available for Grant at March 31	65,125		310,825		1,076,211

	March 31, 2004

	Options Outstanding
			Wtd. Avg.	Options Exercisable
		Wtd. Avg.	Remaining		Wtd. Avg.
	Number of	Exercise	Contractual Life	Number of	Exercise
Exercise Price Range	Options	Price	(in years)	Options	Price

$ 5.50 - $ 8.00	216,900	$7.65	9	12,834	$7.01
$ 8.00 - $10.50	516,300	8.75	6	397,600	8.79
$10.50 - $13.00	554,995	12.16	3.3	511,975	12.16
$13.00 - $15.50	2,018,000	13.83	6.9	1,413,650	13.73

	3,306,195	$12.35		2,336,059	$12.51

     Restricted Stock — During 2003, restricted stock awards for 375,800 shares of the Company’s common stock were granted at a market value of $8.51 per share to certain officers under the 2000 Stock Incentive Plan. These shares are subject to certain terms and conditions and cliff-vest over a three-year period. Restrictions lapse three years after the date of the award. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the restriction periods.

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
     In 2004, 2003 and 2002, $2.1 million, $1.9 million and $2.0 million, respectively, was charged to expense for the Company’s restricted stock awards. There were 519,943 and 316,087 shares vested as of March 31, 2004 and 2003, respectively.
The following table summarizes restricted stock activity under the Plans during 2004, 2003 and 2002:

	2004	2003	2002

Restricted shares at beginning of year	783,511	648,978	686,388
Awarded during the year	—	375,800	—
Vested	(203,856)	(241,267)	(37,410)
Cancelled	—	—	—

Restricted shares at end of year	579,655	783,511	648,978

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Year Ended March 31, 2004
	First	Second	Third	Fourth	Year
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

Net sales	$279,593	$292,683	$459,363	$371,577	$1,403,216
Gross margin	34,927	34,714	59,426	51,835	180,902
Income (loss) from continuing operations	(708)	(3,046)	9,120	6,158	11,524
Income (loss) from discontinued operations	(749)	(333)	(458)	(1,321)	(2,861)

Net income (loss)	$(1,457)	$(3,379)	$8,662	$4,837	$8,663

Per share data:
Basic
Income (loss) from continuing operations	$(0.02)	$(0.11)	$0.33	$0.22	$0.42
Income (loss) from discontinued operations	(0.03)	(0.01)	(0.02)	(0.05)	(0.10)

Net income (loss)	$(0.05)	$(0.12)	$0.31	$0.17	$0.32

Diluted
Income (loss) from continuing operations	$(0.02)	$(0.11)	$0.29	$0.21	$0.41
Income (loss) from discontinued operations	(0.03)	(0.01)	(0.01)	(0.04)	(0.10)

Net income (loss)	$(0.05)	$(0.12)	$0.28	$0.17	$0.31

     Because quarterly reporting of per share data stands on its own, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. SFAS No. 128 prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

     Included in the results of the fourth quarter of 2004 is a $5.0 million ($3.2 million, after tax) favorable litigation settlement.

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

     Because quarterly reporting of per share data stands on its own, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. SFAS No. 128 prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

     The sale of IED and the related discontinuation of the operations of Aprisa in the fourth quarter of 2003 represent a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, the first three quarters of 2003 have been restated to reflect the results of operations of IED and Aprisa as discontinued operations.
     Included in the results of the fourth quarter of 2003 is a restructuring charge of $20.7 million ($13.0 million, after tax) for the impairment of facilities and other assets and for severance costs incurred in connection with downsizing the Company’s corporate structure. Additionally, included in the fourth quarter of 2003 is a pre-tax charge of $14.6 million ($9.2 million, after tax) for an impairment of an available-for-sale investment and a pre-tax charge of $1.2 million ($0.7 million, after tax) for the premium paid and the write-off of related financing costs associated with the Company’s Tender Offer of its 9.5% Senior Notes.
     On April 1, 2002, Agilysys adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that amortization of goodwill be replaced with period tests for goodwill impairment. The adoption of SFAS No. 142 resulted in a charge of $34.8 million, net of tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2003.

schedule II — valuation and qualifying accounts
years ended march 31, 2004, 2003 and 2002

Agilysys, Inc.

(Dollars in Thousands)
	Balance at	Charged to	Deductions —
	Beginning of	Cost and	Net Write-Offs/	Balance at
Description	Period	Expenses	Payments	End of Period

2004
Allowance for doubtful accounts	$2,969	$3,364	$(2,504)	$3,829
Inventory valuation reserve	$4,525	$5,930	$(4,295)	$6,160
Restructuring reserves	$11,828	$2,516	$(8,525)	$5,819
2003
Allowance for doubtful accounts	$3,156	$3,709	$(3,896)	$2,969
Inventory valuation reserve	$5,097	$3,224	$(3,796)	$4,525
Restructuring reserves	$1,473	$20,697	$(10,342)	$11,828
2002
Allowance for doubtful accounts	$1,904	$9,154	$(7,902)	$3,156
Inventory valuation reserve	$3,850	$3,536	$(2,289)	$5,097
Restructuring reserves	$—	$1,473	$—	$1,473

exhibit index

Agilysys, Inc.

Exhibit No.	Description

3(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as amended on March 18, 1998 (File No. 0-5734).
3(b)	Amended Code of Regulations, as amended, of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
4(a)	Rights Agreement, dated as of April 27, 1999, by and between the Company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 0-5734).
4(b)	Indenture, dated as of August 1, 1996, by and between the Company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
4(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the Company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
4(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(f)	Junior Subordinated Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(g)	First Supplemental Indenture, dated March 23, 1998, between the Company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(h)	Form of 6 3/4% Convertible Preferred Securities (Included in Exhibit 4(m)), which is incorporated herein by reference to Exhibit 4(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

Exhibit No.	Description

4(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures (Included in Exhibit 4(o)), which is incorporated herein by reference to Exhibit 4(q) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
4(j)	Guarantee Agreement, dated March 23, 1998, between the Company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).
*10(a)	Amended and Restated Employment Agreement, dated April 27, 1999, by and between the Company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(b)	The Company’s 1982 Incentive Stock Option Plan, as amended, which is incorporated by reference to Exhibit 3(e) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-5734).
*10(c)	The Company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Reg. No. 33-53329).
*10(d)	The Company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*10(e)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(f)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(g)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).
*10(h)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-5734).
*10(i)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-5734).
*10(j)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).

Exhibit No.	Description

*10(k)	Five-Year Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the Lenders, and Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
10(l)	364-Day Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Lenders, Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-5734).
*10(m)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(p)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
*10(q)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 0-5734).
10(r)	Receivables Purchase Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics Funding Corporation, as the Seller, Pioneer-Standard Electronics, Inc., as the Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, Bank One, NA and Mellon Bank, N.A., as Managing Agents and the Committed purchasers from time to time parties hereto and Bank One, NA as Collateral Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).

Exhibit No.	Description

10(s)	Receivables Sales Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Illinois, Inc. and Pioneer-Standard Electronics, Ltd., as Originators and Pioneer-Standard Funding Corporation, as Buyer, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
10(t)	Amendment No. 1 to Receivables Purchase Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Funding Corporation, as Seller, Pioneer-Standard Electronics, Inc. as Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, certain Committed Purchasers, Bank One, NA and Mellon Bank, N.A. as Managing Agents, and Bank One, as Collateral Agent, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
10(u)	Third Amendment to Five-Year Credit Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as Agent, which is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 0-5734).
*10(v)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
10(w)	Fourth Amendment to Five-Year Credit Agreement, dated as of May 6, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as LC Issuer and Agent, which is incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
*10(x)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman which is incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
*10(y)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-5734).
10(z)	Fifth Amendment to Five-Year Credit Agreement, Dated as of December 20, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, N.A., as successor by merger to Bank One, Michigan as LC Issuer and as Agent, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 0-5734).

Exhibit No.	Description

10(aa)	Purchase Agreement dated as of January 13, 2003 by and between Arrow Electronics, Inc., Arrow Europe GmbH, Arrow Electronics Canada Ltd., and Pioneer-Standard Electronics, Inc., Pioneer-Standard Illinois, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Electronics, Ltd., Pioneer-Standard Canada Inc, which is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K, filed March 17, 2003 (File No. 0-5734).
10(bb)	Three Year Credit Agreement among Pioneer-Standard Electronics, Inc., as Borrower, various financial institutions, as Lenders, Key Corporate Capital, Inc., as Lead Arranger, Book Runner and Administrative Agent, U.S. Bank National Association, as Syndication Agent, and Harris Trust and Savings Bank, as Documentation Agent dated as of April 16, 2003.
*10(cc)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003.
*10(dd)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002.
*10(ee)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey.
*10(ff)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman.
*10(gg)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.).
*10(hh)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-5734).

Exhibit No.	Description

99(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 0-5734).

* Denotes a management contract or compensatory plan or arrangement.