Form 10-Q
period 2004-06-30
AGILYSYS INC
filed 2004-08-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒     No  ☐

The number of shares of the registrant’s common stock outstanding as of July 30, 2004 was 32,208,156.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
(In Thousands, Except Share and Per Share Data)	2004	2003
Net Sales	$386,672	$279,593
Cost of Goods Sold	338,007	244,666

Gross Margin	48,665	34,927
Operating Expenses
Selling, General and Administrative Expenses	38,950	31,695
Restructuring Charges	189	463

Operating Income	9,526	2,769
Other (Income) Expense
Other (Income) Expense, net	(239)	53
Interest Expense, net	1,289	2,414
Gain on Retirement of Mandatorily Redeemable Convertible
Preferred Securities	—	(734)

Income Before Income Taxes	8,476	1,036
Provision for Income Taxes	3,102	414
Distributions on Mandatorily Redeemable Convertible Trust
Preferred Securities, net of Tax	1,360	1,330

Income (Loss) from Continuing Operations	4,014	(708)
Loss from Discontinued Operations, net of Tax	164	749

Net Income (Loss)	$3,850	$(1,457)

Earnings Per Share – Basic and Diluted
Income (Loss) from Continuing Operations	$0.14	$(0.02)
Loss from Discontinued Operations	—	(0.03)

Net Income (Loss)	$0.14	$(0.05)

Weighted Average Shares Outstanding
Basic	28,014,938	27,748,037
Diluted	28,418,415	27,748,037
Cash Dividends Per Share	$0.03	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2004 are Unaudited)

	June 30	March 31
(In Thousands, Except Share and Per Share Data)	2004	2004
ASSETS
Current Assets
Cash and Cash Equivalents	$205,936	$149,903
Accounts Receivable, net	273,880	295,272
Inventories, net	50,087	52,236
Deferred Income Taxes	7,279	9,255
Prepaid Expenses	1,851	2,234
Assets of Discontinued Operations	1,611	5,451

Total Current Assets	540,644	514,351
Goodwill	180,117	179,975
Investments	20,041	18,819
Other Assets	14,271	11,396
Property and Equipment, net	33,448	35,121

Total Assets	$788,521	$759,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$237,696	$208,115
Accrued Liabilities	33,634	39,047
Liabilities of Discontinued Operations	4,028	4,006

Total Current Liabilities	275,358	251,168
Long-Term Debt	59,466	59,503
Deferred Income Taxes	3,503	4,426
Other Liabilities	10,455	10,150
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	125,425
Shareholders’ Equity
Common Stock, at $0.30 Stated Value; 32,198,156 and 32,115,614 Shares Outstanding, Including 3,589,940 Subscribed-for Shares and 53,273 Shares in Treasury at June 30, 2004 and March 31, 2004	9,577	9,553
Capital in Excess of Stated Value	126,921	126,070
Retained Earnings	222,696	219,594
Unearned Employee Benefits	(42,325)	(42,325)
Unearned Compensation on Restricted Stock	(2,118)	(2,499)
Accumulated Other Comprehensive Loss	(437)	(1,403)

Total Shareholders’ Equity	314,314	308,990

Total Liabilities and Shareholders’ Equity	$788,521	$759,662

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30
(In Thousands)	2004	2003
Operating Activities:
Net Income (Loss)	$3,850	$(1,457)
Loss from Discontinued Operations	164	749

Income (Loss) from Continuing Operations	4,014	(708)
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided by (Used for) Operating Activities:
Gain on Buyback of Convertible Preferred Securities	—	(734)
Gain on Sale of Plant and Equipment	34	—
Depreciation	1,027	1,180
Amortization	1,153	1,470
Deferred Income Taxes	2,169	(1,766)
Other Non-Cash Items	—	289
Changes in Working Capital
Accounts Receivable	21,392	(44,647)
Inventory	2,149	(8,992)
Accounts Payable	29,581	9,279
Accrued Liabilities	(6,494)	(4,298)
Other Working Capital	383	477
Other	(3,005)	(1,690)

Total Adjustments	48,389	(49,432)

Net Cash Provided by (Used for) Operating Activities	52,403	(50,140)
Investing Activities:
Proceeds from Sale of Property and Equipment	105	—
Additions to Property and Equipment	(228)	(111)

Net Cash Used for Investing Activities	(123)	(111)
Financing Activities:
Buyback of Convertible Preferred Securities	—	(16,973)
Dividends Paid	(748)	(842)
Other	803	514

Net Cash Used for Financing Activities	55	(17,301)
Cash Flows Provided by (Used for) Continuing Operations	52,335	(67,552)
Cash Flows Provided by Discontinued Operations	3,698	3,854

Net Increase (Decrease) in Cash	56,033	(63,698)
Cash at Beginning of Period	149,903	318,543

Cash at End of Period	$205,936	$254,845

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Table Amounts in Thousands, Except Per Share Data)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “Company”). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All intercompany accounts have been eliminated.

The unaudited interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The condensed consolidated balance sheet as of June 30, 2004, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-months ended June 30, 2004 and 2003 have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to fairly present the results of operations, financial position, and cash flows have been made. The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Critical Accounting Policies

A detailed description of the Company’s critical accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed therein.

Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock compensation costs, which is referred to as the intrinsic value method. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for the Company’s stock option plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

1. Basis of Presentation and Significant Accounting Policies – continued

The following table shows the effects on net income (loss) and earnings (loss) per share had compensation cost been measured on the fair value method pursuant to SFAS No. 123:

	Three Months Ended
	June 30
	2004	2003
Net income (loss), as reported	$3,850	$(1,457)
Compensation cost based on fair value method	181	1,353

Pro forma net income (loss)	$3,669	$(2,810)

Earnings (loss) per share – basic and diluted
As reported	$0.14	$(0.05)
Pro forma	$0.13	$(0.10)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Recent Acquisitions

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Last year, the Company acquired two businesses, Kyrus Corporation (“Kyrus”) and Inter-American Data, Inc. (“IAD”).

Kyrus Corporation

Kyrus was acquired on September 30, 2003 during the second quarter of fiscal 2004. The results of Kyrus’ operations have been included in the Company’s consolidated financial statements since that date. Kyrus was an IBM Master Distributor and Premier Business Partner in retail sales solutions. The acquisition expands the Company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services to customers in the retail industry. The purchase price was $29.6 million, offset by approximately $0.9 million of cash acquired, with approximately $26.6 million assigned to goodwill in fiscal 2004 based on the estimated fair vales of the assets acquired and liabilities assumed. During the three-months ended June 30, 2004, the Company recorded an additional $17,500 of costs that were directly associated with the Kyrus acquisition. These additional costs resulted in an increase to goodwill.

The Company is in the process of finalizing its assessment of the fair value of assets acquired and liabilities assumed, including whether there were any identifiable intangible assets in the transaction. Accordingly, the allocation of the purchase price is preliminary and subject to change. The Company anticipates completing its assessment by September 30, 2004.

2. Recent Acquisitions – continued

Inter-American Data, Inc.

Inter-American Data was acquired on February 17, 2004 during the fourth quarter of fiscal 2004. The results of IAD’s operations have been included in the Company’s consolidated financial statements since that date. IAD was a leading developer and provider of software and services to hotel casinos and major resorts in the United States. The acquisition provides significant opportunities for growth in the hospitality industry. The purchase price was $38.0 million, with approximately $35.7 million assigned to goodwill in fiscal 2004 based on the estimated fair value of assets acquired and liabilities assumed. During the three-months ended June 30, 2004, the Company recorded an additional liability of $151,000 assumed in the acquisition, with a corresponding increase to goodwill. The liability related to one-time involuntary termination costs for employees of IAD whose job functions were terminated during the integration of IAD. Termination benefits are expected to continue through the current fiscal year.

The Company is in the process of finalizing its assessment of the fair value of assets acquired and liabilities assumed, including whether there were any identifiable intangible assets in the transaction. Accordingly, the allocation of the purchase price is preliminary and subject to change. The Company anticipates completing its assessment within 12 months of the date of acquisition.

3. Discontinued Operations

During fiscal 2003, the Company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In connection with the sale of IED, the Company discontinued the operations of Aprisa, Inc. (“Aprisa”), an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continues to incur certain costs related to IED and Aprisa, which are reported in the condensed consolidated statement of operations as loss from discontinued operations.

For the three-months ended June 30, 2004 and 2003, the Company realized a loss from discontinued operations of $0.2 million (net of $0.1 million in income taxes) and $0.7 million (net of $0.4 million in income taxes), respectively.

In April 2004, a distribution facility that was held for sale was sold for approximately $2.9 million. The excess of book value over the sale price of $0.2 million was recognized as a loss on sale of fixed assets.

4. Restructuring Charges

Continuing Operations

In the fourth quarter of fiscal 2003, concurrent with the sale if IED, the Company announced it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. In connection with this reorganization, the Company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the consolidated statement of operations.

Severance, incentives, and other employee benefit costs were to be paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income for a vacant warehouse that represents excess capacity as a result of the sale of IED.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and Other
	Employee Costs	Facilities	Total
Balance at April 1, 2004	$25	$5,794	$5,819
Accretion of lease obligations	—	110	110
Amounts paid	(25)	(135)	(160)

Balance at June 30, 2004	$—	$5,769	$5,769

Of the remaining $5.8 million reserve at June 30, 2004, approximately $0.6 million is expected to be paid during the remainder of fiscal 2005 for facilities obligations. Facilities obligations are expected to continue to 2017.

Discontinued Operations

In connection with the sale of IED in fiscal 2003, the Company recognized a restructuring charge of $28.7 million. The significant components of the charge were as follows: $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively.

4. Restructuring Charges – continued

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and Other
	Employee Costs	Facilities	Other	Total
Balance at April 1, 2004	$24	$3,260	$55	$3,339
Accretion of lease obligations	—	29	—	29
Amounts paid	(24)	(795)	—	(819)
Adjustments	—	(13)	—	(13)

Balance at June 30, 2004	$—	$2,481	$55	$2,536

Of the remaining $2.5 million reserve at June 30, 2004, approximately $1.0 million is expected to be paid during the remainder of fiscal 2005 for facilities obligations. Facilities obligations are expected to continue to 2010.

5. Goodwill

Changes in the carrying amount of goodwill during the three-months ended June 30, 2004 are summarized in the following table:

Balance at April 1, 2004	$179,975
Goodwill adjustment – Kyrus (see Note 2)	18
Goodwill adjustment – IAD (see Note 2)	151
Impact of foreign currency translation	(27)

Balance at June 30, 2004	$180,117

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The Company uses a measurement date of February 1 for its annual impairment test of goodwill. As of February 1, 2004, which was the latest annual impairment test performed, the Company concluded that the fair value of its reporting unit exceeded the carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of June 30, 2004, the Company was not aware of any circumstances or events requiring an interim impairment test of goodwill.

6. Mandatorily Redeemable Convertible Trust Preferred Securities

In 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures of Agilysys, Inc. due March 31, 2028 (the “Trust Debentures”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provide a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities.

6. Mandatorily Redeemable Convertible Trust Preferred Securities – continued

The Trust Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible at the option of the holder into the Company’s Common Shares at any time prior to the close of business on March 31, 2028. Subsequent to March 31, 2003, the Trust Preferred Securities became redeemable, at the option of the Company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust Preferred Security.

No Trust Preferred Securities were repurchased during the three-months ended June 30, 2004. During the same period last year, the Company repurchased 365,000 Trust Preferred Securities for a cash purchase price of approximately $17.0 million. The repurchased securities had a face value of approximately $18.3 million. The difference between the face value and cash paid, offset by the expensing of related deferred financing fees, resulted in a net gain of $0.7 million.

As of June 30, 2004, a total of 366,500 Trust Preferred Securities have been redeemed by the Company.

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

8. Comprehensive Income

The components of comprehensive income, net of tax, for the three-months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended
	June 30
	2004	2003
Net income (loss)	$3,850	$(1,457)

Other comprehensive income
Unrealized gain on equity securities	—	2,364
Foreign currency translation adjustment	966	2,232

Total other comprehensive income	966	4,596

Comprehensive income	$4,816	$3,139

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	June 30
	2004	2003
Numerator:
Income (loss) from continuing operations – basic	$4,014	$(708)
Distributions on convertible debt, net of tax	—	—

Income (loss) from continuing operations – diluted	$4,014	$(708)

Denominator:
Weighted average shares outstanding – basic	28,015	27,748
Effect of dilutive securities
Stock options and unvested restricted stock	403	—
Convertible debt	—	—

Weighted average shares outstanding – diluted	28,418	27,748

Earnings (loss) per share from continuing operations – basic and diluted	$0.14	$(0.02)

Diluted earnings (loss) per share is computed by sequencing each issue or series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings (loss) per incremental share in the sequence of potential common shares.

Options on 2.2 million and 3.3 million shares of common stock at June 30, 2004 and 2003, respectively, were not included in computing diluted earnings (loss) per share nor were 8.0 million and 8.3 million shares issuable upon conversion of the Trust Preferred Securities at June 30, 2004 and 2003, respectively, because their effects were antidilutive.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

AGILYSYS, INC.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document as well as the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Overview

Agilysys, Inc. is one of the foremost distributors and premier resellers of enterprise computer technology solutions. The Company delivers complex servers, software, storage and services to resellers and corporate customers across a diverse set of industries. The Company also provides customer-centric software applications and services focused on the retail and hospitality markets. As an integrator of server, storage, software and services needs, the Company is able to partner with its customers to become a single solutions provider for enterprise computing requirements.

Net sales grew by 38.3% for the three-months ended June 30, 2004 compared with the same period last year. Several factors contributed to the improvement in sales. In particular, the Company experienced an increase in sales to its core customers as improvements in market trends that began in fiscal 2004 continued into the first quarter of fiscal 2005. The Company also was able to successfully integrate the two business acquisitions made in fiscal 2004 into its business. This successful integration expanded the Company’s solutions offerings into the retail and hospitality markets.

Net income for the three-months ended June 30, 2004 increased to $3.9 million, or earnings of $0.14 per diluted share, versus a net loss of $1.5 million, or a loss of $0.05 per diluted share, for the comparable period last year. The improvement in net income can be attributed to efficiencies realized from recent restructuring efforts, initiatives to reduce discretionary spending, and a reduction in interest expense resulting from lower debt levels compared with last year.

The following discussion of the Company’s results of operations and financial condition is intended to provide information that will assist in understanding the Company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations

Net Sales and Operating Income

	Three Months Ended		Increase
	June 30		(Decrease)
(Dollars In Thousands)	2004	2003	$	%
Net sales	$386,672	$279,593	$107,079	38.3%
Cost of goods sold	338,007	244,666	93,341	38.2

Gross margin	48,665	34,927	13,738	39.3
Gross margin percentage	12.6%	12.5%
Operating expenses
Selling, general and administrative expenses	38,950	31,695	7,255	22.9
Restructuring expenses	189	463	(274)	(59.2)

Operating income	$9,526	$2,769	$6,757	244.0%
Operating income percentage	2.5%	1.0%

Net Sales

The Company experienced a $107.1 million, or 38.3%, increase in net sales versus the comparable period last year. Sales generated from the two business acquisitions made last year contributed 13.8% to the increase, with the remaining 24.5% attributed to sales from the Company’s base business. Overall, the increase in net sales was the result of the Company’s focused efforts in marketing its products and services in an improving information technology spending environment.

The Company experienced the following sales increases, by product category, when compared with the same period last year: hardware sales increased $55.7 million, or approximately 52.0% of the overall increase; software sales increased $14.4 million, or approximately 13.4% of the overall increase; services and other revenue increased $37.0 million, or approximately 34.6% of the overall increase.

The increase in hardware sales was driven by a higher volume of server and storage sales, which contributed $30.7 million and $25.0 million, respectively, to the increase. Sales to small to medium-sized enterprises through the Company’s distribution channels were the primary sources of these increases. The increase in software sales was largely due to a higher volume of IBM-based software sales as well as the proprietary software the Company is now supplying as a result of recent business acquisitions. The increase in service and other revenue was primarily due to the incremental sales generated from the Company’s two business acquisitions completed last year, as the Company has been able to successfully integrate the two acquisitions into its business and expand its solutions offerings into the retail and hospitality markets.

The Company anticipates net sales for the full fiscal year to increase approximately 20% to 25% compared with prior fiscal year. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year.

Gross Margin

The $13.8 million, or 39.3%, increase in gross margin is a result of higher sales volume in the current quarter versus the comparable period last year. However, gross margin as a percentage of net sales remained relatively constant with last year. Gross margin as a percentage of sales was 12.6% for the three-months ended June 30, 2004 compared with 12.5% for the same period last year. The consistency in this measure year over year, despite the increase in net sales, is due to the sales mix during the current quarter. Although the Company recognized higher sales in predominantly all aspects of its business, the Company recognized sales growth in its distribution business at a rate higher than its direct solutions businesses. As the distribution business traditionally has lower gross margins, the margins resulting from higher sales in the Company’s distribution business curtailed the favorable gross margin impact of higher sales in the Company’s direct solutions businesses.

A significant component of the Company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance and on average tend to rise as a percent of sales as the Company’s fiscal year progresses and it achieves predefined sales goals. Provided sales goals are achieved, the Company generally earns higher levels of incentive payments in the third and fourth fiscal quarters as compared with the first and second quarters. The Company anticipates gross margin to be approximately 12.8% to 13.1% of net sales for the entire fiscal year.

Selling, General and Administrative Expenses

The Company experienced a $7.3 million, or 23.0%, increase in selling, general and administrative expenses (“SG&A”). The increase was largely due to costs from the two acquisitions that were made last year, which contributed approximately $6.7 million to SG&A during the current quarter. Overall, the Company was able to control discretionary spending, and combined with the efficiencies gained from recent restructuring activities, SG&A as a percentage of net sales decreased to 10.1% versus 11.3% during the comparable period last year and are expected to be approximately 9.5% of net sales for the entire fiscal year.

Other (Income) Expense

	Three Months Ended		Favorable
	June 30		(Unfavorable)
(In Thousands)	2004	2003	$	%
Other (income) expense:
Other (income) expense, net	$(239)	$53	$292	550.9%
Interest expense, net	1,289	2,414	1,125	46.6
Gain on retirement of Mandatorily Redeemable Convertible Trust Preferred Securities	—	(734)	(734)	100.0

Total other (income) expense, net	$1,050	$1,733	$683	39.4%

The 39.4% decrease in other (income) expense is primarily due to lower interest expense, offset by the absence of a gain on retirement of Convertible Preferred Securities in the current quarter. The decrease in interest expense is attributable to lower average debt levels in the current quarter versus the comparable quarter in the prior year, as the interest rates applicable to the Company’s long-term debt outstanding are fixed. During fiscal 2004, the Company repurchased $71.6 million in Senior Notes and $18.3 million in Convertible Preferred Securities. The lower debt levels were realized for the entire quarter in the current year; whereas, only the Convertible Preferred Securities had been repurchased as of the end of the same quarter in the prior year. The repurchase of Convertible Preferred Securities in the first quarter of last year resulted in the $0.7 million gain. No such repurchase occurred during the three-months ended June 30, 2004.

Income Tax Expense

The effective tax rate for continuing operations for the three-months ended June 30, 2004 was 36.6% compared with 39.9% for the same quarter in the prior year. The decrease in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards.

Liquidity and Capital Resources

The Company’s operating cash requirements consist primarily of working capital requirements, scheduled payments of principal and interest on indebtedness outstanding and capital expenditures. The Company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.

Cash and cash equivalents were $205.9 million at June 30, 2004 compared with $149.9 million at March 31, 2004. Working capital at June 30, 2004 was $265.3 million and the current ratio was 2.0 to 1 compared to working capital at March 31, 2004 of $263.2 million and a current ratio of 2.1 to 1. Working capital and current ratio remained relatively consistent as the decreases in accounts receivable, inventory, and accrued liabilities were largely offset by the increase in accounts payable.

Total debt at June 30, 2004 was $185.1 million, compared to $185.2 million at March 31, 2004. The slight decrease in the Company’s total debt reflects ongoing payment of capital lease obligations. The Company did not voluntarily repurchase Senior Notes or Convertible Preferred Securities during the three-months ended June 30, 2004. The Senior Notes and Convertible Preferred Securities are due in August 2006 and March 2028, respectively. In addition, there were no borrowings outstanding under the Company’s revolving credit facility at June 30, 2004, with unused availability of $100 million as of June 30, 2004. The Company was compliant with all quarterly financial covenants contained in its revolving credit facility and anticipates that it will continue to comply with such covenants in the foreseeable future.

The Company’s total debt consists primarily of Senior Notes and Convertible Preferred Securities. The principal amount of Senior Notes outstanding at June 30, 2004 was $59.4 million. The Senior Notes pay interest semi-annually at an annual rate of 9.5%. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the Company’s assets, and indebtedness of the Company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the Company at the option of the holders in the event of a change in control of the Company.

The carrying value of Convertible Preferred Securities at June 30, 2004 was $125.4 million. The Convertible Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s common shares at the option of the holder at any time prior to the close of business on March 31, 2028. The Convertible Preferred Securities are convertible into common shares at the rate of 3.1746 common shares for each Convertible Preferred Security (equivalent to a conversion price of $15.75 per common share).

The Company maintains a revolving credit agreement (“Revolver”), which provides the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases under certain conditions up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at June 30, 2004.

The following table presents cash flow results from operating activities, investing activities, and financing activities for the three-months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30		Increase
			(Decrease)
(In Thousands)	2004	2003	$
Net cash provided by (used for) continuing operations:
Operating activities	$52,403	$(50,140)	$102,543
Investing activities	(123)	(111)	(12)
Financing activities	55	(17,301)	17,356

Cash flows provided by (used for) continuing operations	52,335	(67,552)	119,887
Net cash provided by discontinued operations	3,698	3,854	(156)

Net increase (decrease) in cash and cash equivalents	$56,033	$(63,698)	$119,731

Cash Flow from Operating Activities

Cash provided by operating activities improved $102.5 million during the three-months ended June 30, 2004 as compared to the corresponding period last year. The increase in operating cash flow is attributed to improvements in customer payment patterns, lower inventory levels, and increased net earnings. Customer payment patterns have improved, in part, due to the Company’s focused initiatives in collection efforts as well as an increase in customers utilizing third-party financing which has resulted in shorter payment periods and, as a result, accounts receivable decreased approximately $21.4 million during the current quarter. In addition, inventory control efforts have resulted in lower levels of inventory carried by the Company, which led to a $2.2 million inventory reduction during the current quarter. Operating cash flow was also positively impacted by the timing of payments of accounts payable, as the balance of accounts payable increased $29.6 million during the current quarter.

Cash Flow Used for Investing Activities

Cash used for investing activities for the three-months ended June 30, 2004 and 2003 were for capital expenditures. The estimated capital expenditures for the full fiscal year are expected to be approximately $2 million and relate primarily to information systems and facility projects.

Cash Flow from Financing Activities

During the three-months ended June 30, 2004, the Company paid dividends of approximately $0.7 million. Dividend payments were offset primarily by proceeds from the issuance of common stock under the Company’s stock-based compensation plans. During the three-months ended June 30, 2003, net cash used for financing activities was mainly used for the repurchase of Convertible Preferred Securities approximating $17.0 million.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital leases and operating leases that were summarized in a table of contractual obligations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (“Annual Report”). There have been no material changes to the contractual obligations summarized in the table included in the Annual Report outside the ordinary course of business.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recent Accounting Standards

A detailed description of the Company’s critical accounting policies as well as a description of recent accounting standards can be found in the Company’s Annual Report.

Forward-Looking Information

Portions of this report contain current management expectations, which may constitute forward-looking information. When used in this Management’s Discussion and Analysis of Results of Operations and

Financial Condition and elsewhere throughout this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report. There have been no material changes in the Company’s market risk exposures since March 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     (b) Reports on Form 8-K

          On May 5, 2004, the Company furnished a Current Report on Form 8-K announcing an update to its previously issued guidance for fiscal 2004.

          On May 13, 2004, the Company furnished a Current Report on Form 8-K announcing its fourth quarter and year ended March 31, 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: August 9, 2004	/s/ Arthur Rhein

Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	/s/ Steven M. Billick

Steven M. Billick
Executive Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)