Form 10-Q
period 2004-09-30
AGILYSYS INC
filed 2004-11-08
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes [X] No [  ]

The number of shares of the registrant’s common stock outstanding as of October 29, 2004 was 32,260,338.

AGILYSYS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
(In Thousands, Except Share and Per Share Data)	2004	2003	2004	2003
Net Sales	$364,410	$292,683	$751,082	$572,276
Cost of Goods Sold	316,070	257,969	654,077	502,635

Gross Margin	48,340	34,714	97,005	69,641
Operating Expenses
Selling, General, and Administrative	39,228	31,728	78,178	63,374
Restructuring Charges	112	731	301	1,194

Operating Income	9,000	2,255	18,526	5,073
Other (Income) Expense
Other (Income) Expense, net	(187)	(603)	(426)	(550)
Interest Expense, net	880	2,335	2,169	4,798
Loss on Retirement of Debt	—	3,365	—	2,631

Income (Loss) Before Income Taxes	8,307	(2,842)	16,783	(1,806)
Provision for Income Taxes	3,119	(1,133)	6,221	(719)
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of Tax	1,351	1,337	2,711	2,667

Income (Loss) from Continuing Operations	3,837	(3,046)	7,851	(3,754)
Loss from Discontinued Operations, net of Tax	96	333	260	1,082

Net Income (Loss)	$3,741	$(3,379)	$7,591	$(4,836)

Earnings (Loss) Per Share – Basic and Diluted
Income (Loss) from Continuing Operations	$0.13	$(0.11)	$0.28	$(0.13)
Loss from Discontinued Operations	—	(0.01)	(0.01)	(0.04)

Net Income (Loss)	$0.13	$(0.12)	$0.27	$(0.17)

Weighted Average Shares Outstanding
Basic	28,056,172	27,440,618	28,035,555	27,745,375
Diluted	28,881,520	27,440,618	28,538,317	27,745,375
Cash Dividends Per Share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2004 are Unaudited)

	September 30	March 31
(In Thousands, Except Share and Per Share Data)	2004	2004
ASSETS
Current Assets
Cash and Cash Equivalents	$209,363	$149,903
Accounts Receivable, net	250,371	295,272
Inventories, net	53,300	52,236
Deferred Income Taxes	16,455	9,255
Prepaid Expenses	2,169	2,234
Assets of Discontinued Operations	1,078	5,451

Total Current Assets	532,736	514,351
Goodwill and Intangible Assets	180,464	179,975
Investments	19,942	18,819
Other Assets	19,056	11,396
Property and Equipment, net	32,936	35,121

Total Assets	$785,134	$759,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$214,550	$208,115
Accrued Liabilities	39,743	39,047
Liabilities of Discontinued Operations	3,630	4,006

Total Current Liabilities	257,923	251,168
Long-Term Debt	59,723	59,503
Deferred Income Taxes	12,764	4,426
Other Liabilities	10,236	10,150
Mandatorily Redeemable Convertible Trust Preferred Securities	125,425	125,425
Shareholders’ Equity
Common Stock, at $0.30 Stated Value; 32,248,989 and 32,115,614 Shares Outstanding, Including 3,589,940 Subscribed-for Shares and net of 53,273 Shares in Treasury at September 30, 2004 and March 31, 2004	9,593	9,553
Capital in Excess of Stated Value	127,453	126,070
Retained Earnings	225,578	219,594
Unearned Employee Benefits	(42,656)	(42,325)
Unearned Compensation on Restricted Stock	(1,581)	(2,499)
Accumulated Other Comprehensive Income (Loss)	676	(1,403)

Total Shareholders’ Equity	319,063	308,990

Total Liabilities and Shareholders’ Equity	$785,134	$759,662

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
(In Thousands)	2004	2003
Operating Activities:
Net Income (Loss)	$7,591	$(4,836)
Loss from Discontinued Operations	260	1,082

Income (Loss) from Continuing Operations	7,851	(3,754)
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash Provided by (Used for) Operating Activities (net of Effects from Business Acquisitions):
Gain on Buyback of Convertible Preferred Securities	—	(734)
Gain on Sale of Investment	—	(906)
Loss on Buyback of Senior Notes	—	3,365
Gain on Sale of Property and Equipment	(34)	—
Depreciation	2,155	2,353
Amortization	2,782	2,869
Deferred Income Taxes	3,926	5,843
Other Non-Cash Items	—	779
Changes in Working Capital
Accounts Receivable	44,901	(44,042)
Inventory	(1,064)	108
Accounts Payable	6,435	13,656
Accrued Liabilities	(2,018)	(9,517)
Other Working Capital	65	(276)
Other	(7,787)	(437)

Total Adjustments	49,361	(26,939)

Net Cash Provided by (Used for) Operating Activities	57,212	(30,693)
Investing Activities:
Acquisition of Business, net of Cash Acquired	—	(28,706)
Proceeds from Sale of Property and Equipment	105	—
Purchases of Property and Equipment	(1,243)	(272)
Proceeds from Sale of Investment	—	3,309

Net Cash Used for Investing Activities	(1,138)	(25,669)
Financing Activities:
Buyback of Convertible Preferred Securities	—	(16,973)
Buyback of Senior Notes	—	(32,962)
Dividends Paid	(1,607)	(1,698)
Other	1,256	380

Net Cash Used for Financing Activities	(351)	(51,253)
Cash Flows Provided by (Used for) Continuing Operations	55,723	(107,615)
Cash Flows Provided by Discontinued Operations	3,737	5,195

Net Increase (Decrease) in Cash	59,460	(102,420)
Cash and Cash Equivalents at Beginning of Period	149,903	318,543

Cash and Cash Equivalents at End of Period	$209,363	$216,123

See accompanying notes to the unaudited condensed consolidated financial statements.

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

The unaudited interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures required to be included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The condensed consolidated balance sheet as of September 30, 2004, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six-months ended September 30, 2004 and 2003 have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. The results of operations for the three and six-months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Significant Accounting Policies

A detailed description of the Company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. There have been no material changes in the Company’s significant accounting policies and estimates from those disclosed therein.

Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock compensation costs, which is referred to as the intrinsic value method. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for the Company’s stock option plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

1. Basis of Presentation and Significant Accounting Policies – continued

The following table shows the effects on net income (loss) and earnings (loss) per share had compensation cost been measured on the fair value method pursuant to SFAS No. 123:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss), as reported	$3,741	$(3,379)	$7,591	$(4,836)
Compensation cost based on fair value method, net of tax	(292)	(664)	(584)	(1,128)

Pro forma net income (loss)	$3,449	$(4,043)	$7,007	$(5,964)

Earnings (loss) per share – basic
As reported	$0.13	$(0.12)	$0.27	$(0.17)
Pro forma	0.12	(0.15)	0.25	(0.21)
Earnings (loss) per share – diluted
As reported	$0.13	$(0.12)	$0.27	$(0.17)
Pro forma	0.12	(0.15)	0.25	(0.21)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Recent Acquisitions

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair values of the net assets acquired is recorded as goodwill. Last year, the Company acquired two businesses, Kyrus Corporation (“Kyrus”) and Inter-American Data, Inc. (“IAD”).

Kyrus Corporation

Kyrus was acquired on September 30, 2003. The results of Kyrus’ operations have been included in the Company’s consolidated financial statements since that date. Kyrus was an IBM Master Distributor and Premier Business Partner in retail sales solutions. The acquisition expands the Company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services to customers in the retail industry. The purchase price was $29.6 million, offset by approximately $0.9 million of cash acquired, with approximately $26.6 million assigned to goodwill in fiscal 2004 based on the estimated fair vales of the net assets acquired.

During the six-months ended September 30, 2004, the Company finalized its purchase price allocation and made several adjustments to the fair value assigned to the net assets acquired. First, the Company recorded an additional $26,700 of costs that were directly associated with the Kyrus acquisition, resulting in an increase to goodwill. Second, the Company lowered the estimated fair value of certain liabilities assumed by approximately $0.3 million, resulting in a decrease to goodwill. Third, the Company recorded a liability of $1.2 million relating to state tax uncertainties existing at the date of acquisition, which increased goodwill.

2. Recent Acquisitions – continued

The Company anticipates recording additional liabilities for similar tax uncertainties in the foreseeable future; however such liabilities cannot be estimated with sufficient probability at this time. Any incremental liability recorded by the Company for state tax uncertainties that existed at the date of acquisition will increase goodwill.

In addition to the above, the Company also identified approximately $1.9 million of intangible assets acquired reducing goodwill. Of the intangible assets acquired, $1.7 million was assigned to customer relationships, which is being amortized over five years using an accelerated method; $210,000 was assigned to non-competition agreements, which is being amortized over six years using the straight-line method; and $30,000 was assigned to developed technology, which is being amortized over eight years using the straight-line method. It is not anticipated that such assets will have significant residual values.

Inter-American Data, Inc.

Inter-American Data, Inc. was acquired on February 17, 2004 during the fourth quarter of fiscal 2004. The results of IAD’s operations have been included in the Company’s consolidated financial statements since that date. IAD was a leading developer and provider of software and services to hotel casinos and major resorts in the United States. The acquisition provides significant opportunities for growth in the hospitality industry. The purchase price was $38.0 million, with approximately $35.7 million assigned to goodwill in fiscal 2004 based on the estimated fair values of assets acquired and liabilities assumed. During the six-months ended September 30, 2004, the Company recorded an additional liability of $151,000 assumed in the acquisition, with a corresponding increase to goodwill. The liability related to one-time involuntary termination costs for employees of IAD whose job functions were terminated during the integration of IAD. Termination benefits are expected to continue through the current fiscal year.

The Company is in the process of finalizing its assessment of the fair value of assets acquired and liabilities assumed, including whether there were any identifiable intangible assets in the transaction. Based on the progress of the assessment, it is likely that certain intangible assets will be identified and a portion of the purchase price will be allocated to the fair value of such intangible assets. Accordingly, the allocation of the purchase price is preliminary and subject to adjustment. The Company anticipates completing its assessment within 12 months of the date of acquisition.

3. Discontinued Operations

During fiscal 2003, the Company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In connection with the sale of IED, the Company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company continues to incur certain costs related to IED and Aprisa, which are reported in the condensed consolidated statement of operations as loss from discontinued operations.

3. Discontinued Operations – continued

For the three-months ended September 30, 2004 and 2003, the Company realized a loss from discontinued operations of $96,122 (net of $64,602 in income taxes) and $0.3 million (net of $0.2 million in income taxes), respectively. For the six-months ended September 30, 2004 and 2003, the Company realized a loss from discontinued operations of $259,931 (net of $166,675 in income taxes) and $1.1 million (net of $0.6 million in income taxes), respectively.

The loss from discontinued operations for the three and six-months ended September 30, 2004 includes the results from sale of a distribution facility and adjacent land. Proceeds from the facility and land sales were approximately $3.3 million, resulting in a loss on sale of $0.3 million.

4. Restructuring Charges

Continuing Operations

In the fourth quarter of fiscal 2003, concurrent with the sale of IED, the Company announced it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the Company’s strategic plan and were no longer required. In connection with this reorganization, the Company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the consolidated statement of operations.

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

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and Other
	Employee
	Costs	Facilities	Total
Balance at April 1, 2004	$25	$5,794	$5,819
Accretion of lease obligations	—	110	110
Amounts paid	(25)	(135)	(160)

Balance at June 30, 2004	—	5,769	5,769
Accretion of lease obligations	—	108	108
Amounts paid	—	(195)	(195)
Adjustments	—	(64)	(64)

Balance at September 30, 2004	$—	$5,618	$5,618

Of the remaining $5.6 million reserve at September 30, 2004, approximately $0.4 million is expected to be paid during the remainder of fiscal 2005 for facilities obligations. Facilities obligations are expected to continue to 2017.

4. Restructuring Charges – continued

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

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and Other
	Employee
	Costs	Facilities	Other	Total
Balance at April 1, 2004	$24	$3,260	$55	$3,339
Accretion of lease obligations	—	29	—	29
Amounts paid	(24)	(795)	—	(819)
Adjustments	—	(13)	—	(13)

Balance at June 30, 2004	—	2,481	55	2,536
Accretion of lease obligations	—	24	—	24
Amounts paid	—	(250)	—	(250)
Adjustments	—	80	—	80

Balance at September 30, 2004	$—	$2,335	$55	$2,390

Of the remaining $2.4 million reserve at September 30, 2004, approximately $0.5 million is expected to be paid during the remainder of fiscal 2005 for facilities obligations. Facilities obligations are expected to continue to 2010.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the six-months ended September 30, 2004 are summarized in the following table:

Balance at April 1, 2004	$179,975
Goodwill adjustment – Kyrus (see Note 2)	(1,004)
Goodwill adjustment – IAD (see Note 2)	151
Impact of foreign currency translation	36

Balance at September 30, 2004	$179,158

5. Goodwill and Intangible Assets – continued

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The Company uses a measurement date of February 1 for its annual impairment test of goodwill. As of February 1, 2004, which was the latest annual impairment test performed, the Company concluded that the fair value of its reporting unit exceeded its carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of September 30, 2004, the Company was not aware of any circumstances or events requiring an interim impairment test of goodwill.

Intangible Assets

Following is a summary of the Company’s intangible assets at September 30, 2004:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$1,700	$595	$1,105
Non-competition agreements	210	35	175
Developed technology	30	4	26

	$1,940	$634	$1,306

Amortization expense for the three and six-months ended September 30, 2004 was $633,750. Estimated amortization expense for the entire fiscal year is approximately $1.0 million.

6. Mandatorily Redeemable Convertible Trust Preferred Securities

In 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures of Agilysys, Inc. due March 31, 2028 (the “Trust Debentures”). The Company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the Company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provide a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities. The Trust Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible at the option of the holder into the Company’s Common Shares at any time prior to the close of business on March 31, 2028. As of March 31, 2004, the Trust Preferred Securities were redeemable at the option of the Company for a redemption price of 102.7% of par reduced annually by 0.675% to a minimum of $50 per Trust Preferred Security. The redemption price will be reduced to 100% of par by March 31, 2008.

6. Mandatorily Redeemable Convertible Trust Preferred Securities – continued

No Trust Preferred Securities were repurchased during the six-months ended September 30, 2004. During the same period last year, the Company repurchased 365,000 Trust Preferred Securities for a cash purchase price of approximately $17.0 million. The repurchased securities had a face value of approximately $18.3 million. The difference between the face value and cash paid, offset by the expensing of related deferred financing fees, resulted in a net gain of $0.7 million.

As of September 30, 2004, a total of 366,500 Trust Preferred Securities have been redeemed by the Company.

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

8. Comprehensive Income

The components of comprehensive income (loss), net of tax, for the three and six-months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss)	$3,741	$(3,379)	$7,591	$(4,836)

Other comprehensive income (loss):
Unrealized gain on equity securities	—	62	—	2,426
Foreign currency translation adjustment	1,112	(2,325)	2,079	(93)

Total other comprehensive income (loss)	1,112	(2,263)	2,079	2,333

Comprehensive income (loss)	$4,853	$(5,642)	$9,670	$(2,503)

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations – basic	$3,837	$(3,046)	$7,851	$(3,754)
Distributions on convertible debt, net of tax	—	—	—	—

Income (loss) from continuing operations – diluted	$3,837	$(3,046)	$7,851	$(3,754)
Denominator:
Weighted average shares outstanding – basic	28,056	27,441	28,036	27,745
Effect of dilutive securities:
Stock options and unvested restricted stock	826	—	502	—
Convertible debt	—	—	—	—

Weighted average shares outstanding – diluted	28,882	27,441	28,538	27,745
Earnings (loss) per share from continuing operations – basic and diluted	$0.13	$(0.11)	$0.28	$(0.13)

Diluted earnings (loss) per share is computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings (loss) per incremental share in the sequence of potential common shares.

For the three-months ended September 30, 2004 and 2003, options on 0.6 million and 3.0 million shares of common stock, respectively, were not included in computing diluted earnings (loss) per share nor were 8.0 million and 8.0 million shares issuable upon conversion of the Trust Preferred Securities, respectively, because their effects were antidilutive.

For the six-months ended September 30, 2004 and 2003, options on 1.7 million and 3.3 million shares of common stock, respectively, were not included in computing diluted earnings (loss) per share nor were 8.0 million and 8.1 million shares issuable upon conversion of the Trust Preferred Securities, respectively, because their effects were antidilutive.

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

Overview

Agilysys, Inc. (the “Company”) is one of the foremost distributors and premier resellers of enterprise computer technology solutions. The Company sells complex servers, software, storage and services to resellers and corporate customers across a diverse set of industries. The Company also provides customer-centric software applications and services focused on the retail and hospitality markets. As an integrator of server, storage, software and services needs, the Company is able to partner with its customers to become a single solutions provider for enterprise computing requirements.

Net sales grew by 24.5% and 31.2% for the three and six-months ended September 30, 2004, respectively, compared with the same periods last year. The improvements in net sales were a continuation of first quarter results as the increase in information technology spending continued throughout the second quarter. In addition, the two business acquisitions made in fiscal 2004 have been successfully integrated into the Company’s business and have positively contributed to the overall increase in sales.

Net income increased to $3.7 million and $7.6 million for the three and six-months ended September 30, 2004, respectively, compared with a net loss of $3.4 million and $4.8 million for the comparable periods last year. The improvement in net income can be attributed to favorable market trends, continued efficiencies realized from recent restructuring efforts, lower interest expense resulting primarily from lower debt levels compared with last year and the lessening effects from the Company’s discontinued operations.

During the first half of fiscal 2005, the Company’s operating activities generated cash of $57 million. The favorable operating results experienced during the year have improved the Company’s financial flexibility to fund organic growth and to make acquisitions. Such results provide the ability to expand the number of customers and markets the Company serves, as well as the breadth of solutions offerings.

The following discussion of the Company’s results of operations and financial condition is intended to provide information that will assist in understanding the Company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations

Three Months Ended September 30, 2004 Compared with September 30, 2003

Net Sales and Operating Income

	Three Months Ended September 30		Increase (Decrease)
(Dollars In Thousands)	2004	2003	$	%
Net sales	$364,410	$292,683	$71,727	24.5%
Cost of goods sold	316,070	257,969	58,101	22.5

Gross margin	48,340	34,714	13,626	39.3
Gross margin percentage	13.3%	11.9%
Operating expenses
Selling, general and administrative expenses	39,228	31,728	7,500	23.6
Restructuring expenses	112	731	(619)	(84.7)

Operating income	$9,000	$2,255	$6,745	299.1%

Operating income percentage	2.5%	0.8%

Net Sales

Net sales for the three-months ended September 30, 2004 increased $71.7 million, or 24.5%, compared with the same period last year. Sales generated from the Company’s two business acquisitions contributed $36.3 million, or approximately half of the overall increase. The two acquisitions were made on September 30, 2003 and February 17, 2004; thus, had not yet impacted prior year results. The remaining $35.4 million of the increase is predominantly attributed to higher sales from the Company’s distribution business. The Company experienced an increase in sales volume among principally all of its solutions offerings, reflecting the continuation of an improved information technology spending environment that has occurred over recent quarters.

The Company experienced the following sales increases by major product category when compared with the same period last year: hardware sales increased by approximately $49 million, or approximately 68% of the overall increase; software sales increased by approximately $13 million, or approximately 18% of the overall increase; services and other sales increased by approximately $10 million, or approximately 14% of the overall increase.

The increase in hardware sales is largely due to higher server and storage sales volume to small to medium-sized corporations through the Company’s distribution business. The increase in software sales was mainly due to higher sales of software through the Company’s distribution business as well as software sales generated from the two business acquisitions. The increase in service and other revenue was principally due to incremental solutions offerings from the two business acquisitions.

The Company anticipates net sales for the full year to increase approximately 20% to 25% compared with the prior fiscal year. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year 2005.

Gross Margin

Gross margin increased $13.6 million compared with the same period last year, caused primarily by higher sales volumes. In addition, the Company’s two business acquisitions added approximately $9.6 million, or 20% of gross margin dollars reported in the quarter. Gross margin as a percent of net sales increased to 13.3% in the current quarter compared with 11.9% for the quarter ended September 30, 2003. The Company’s two business acquisitions had a favorable impact on gross margin percentage, accounting for all of the improvement compared with last year. Gross margin percentage, excluding business acquisitions, were comparable to prior year results.

A significant component of the Company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance and on average tend to rise as a percent of sales as the Company’s fiscal year progresses and it achieves predefined sales goals. The Company anticipates gross margin to be in the range of 12.8% to 13.1% of net sales for the entire fiscal year 2005.

Selling, General and Administrative Expenses

The Company experienced a $7.5 million increase in selling, general, and administrative (“SG&A”) expenses compared with last year. The increase was primarily related to the two acquisitions, which contributed approximately $7.1 million to the Company’s SG&A expenses in the current quarter. As a percentage of net sales, however, SG&A expenses remained consistent at 10.8% in the current and prior year periods. Restructuring activities to reduce certain overhead and other costs not in line with the Company’s strategic objectives have allowed the Company to maintain a consistent level of SG&A expenses despite increased sales and acquisition activity. SG&A expenses are expected to be approximately 9.5% of net sales for the entire fiscal year.

Other (Income) Expense

	Three Months Ended September 30		Favorable (Unfavorable)
(In Thousands)	2004	2003	$	%
Other (income) expense:
Other (income) expense, net	$(187)	$(603)	$(416)	69.0%
Interest expense, net	880	2,335	1,455	62.3
Loss on retirement of debt	—	3,365	3,365	100.0

Total other (income) expense, net	$693	$5,097	$4,404	86.4%

The 62.3% decrease in net interest expense is primarily attributable to lower average debt levels in the current quarter compared with prior year, as the interest rates applicable to the Company’s long-term debt are fixed. The Company’s average long-term debt was $59.6 million in the current quarter versus $116.8 million last year.

The Company repurchased $28.5 million of 9.5% Senior Notes in the second quarter last year for approximately $33 million. The premium paid in the repurchase, along with the write-off of deferred financing costs, resulted in the $3.4 million loss on the retirement of debt reported in the three-months ended September 30, 2004. No such repurchase occurred during the three-months ended September 30, 2004.

Income Tax Expense

The effective tax rate for continuing operations for the three-months ended September 30, 2004 was 37.6% versus 39.8% for the comparable quarter in the prior year. The decrease in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards.

Six Months Ended September 30, 2004 Compared with September 30, 2003

Net Sales and Operating Income

	Six Months Ended		Increase
	September 30		(Decrease)
(Dollars In Thousands)	2004	2003	$	%
Net sales	$751,082	$572,276	$178,806	31.2%
Cost of goods sold	654,077	502,635	151,442	30.1

Gross margin	97,005	69,641	27,364	39.3
Gross margin percentage	12.9%	12.2%
Operating expenses
Selling, general and administrative expenses	78,178	63,374	14,804	23.4
Restructuring expenses	301	1,194	(893)	(74.8)

Operating income	$18,526	$5,073	$13,453	265.2%

Operating income percentage	2.5%	0.9%

Net Sales

Net sales for the six-months ended September 30, 2004 increased $178.8 million, or 31.2%, compared with last year. Sales generated from the Company’s two business acquisitions contributed $74.8 million, or approximately 40% of the overall increase. The remaining $104.0 million of the increase is attributed to sales from the Company’s distribution business. Overall, the Company experienced an increase in sales volume among predominantly all of its solutions offerings, reflecting the continuation of an improved information technology spending environment that has occurred over recent quarters.

The Company experienced the following sales increases by major product category when compared with the same period last year: hardware sales increased approximately $130 million, or 73% of the overall increase; software sales increased approximately $29 million, or 16% of the overall increase; services and other revenue increased approximately $20 million, or 11% of the overall increase.

The increase in hardware sales is largely due to higher sales volume of IBM and HP server and storage devices. The increase in software sales was mainly due to higher sales volume of software through the Company’s distribution business as well as software sales generated from the two business acquisitions. The increase in service and other revenue was principally due to incremental solutions offerings from the two business acquisitions.

The Company anticipates net sales for the full year to increase approximately 20% to 25% compared with prior fiscal year. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the six-months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year 2005.

Gross Margin

Gross margin increased $27.4 million compared with the same period last year. In addition, gross margin percentage increased to 12.9% versus 12.2% for the six-months ended September 30, 2003. The increase in gross margin is largely attributed to the increase in sales volume compared with the comparable period last year. The improvement in gross margin percentage is due to the Company’s two business acquisitions, which contributed approximately $19.4 million, or 20%, of gross margin dollars reported in the current year.

A significant component of the Company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance and on average tend to rise as a percent of sales as the Company’s fiscal year progresses and it achieves predefined sales goals. The Company anticipates gross margin to be in the range of 12.8% to 13.1% of net sales for the entire fiscal year 2005.

Selling, General and Administrative Expenses

The Company experienced a $14.8 million, or 23.4%, increase in selling, general, and administrative (“SG&A”) expenses. The increase was directly related to the two acquisitions, which contributed $13.8 million to current year’s SG&A expenses. As a percentage of net sales, however, the Company’s SG&A expenses decreased to 10.4% compared with 11.1% for the same period last year. The improvement in this measure can largely be attributed to continued efficiencies gained from recent restructuring activities. SG&A expenses are expected to be approximately 9.5% of net sales for the entire fiscal year.

Other Income (Expense)

	Six Months Ended		Favorable
	September 30		(Unfavorable)
(In Thousands)	2004	2003	$	%
Other (income) expense:
Other (income) expense, net	$(426)	$(550)	$(124)	22.5%
Interest expense, net	2,169	4,798	2,629	54.8
Loss on retirement of debt	—	2,631	2,631	100.0

Total other (income) expense, net	$1,743	$6,879	$5,136	74.7%

The 54.8% decrease in net interest expense is primarily attributable to lower average debt levels in the six months ended September 30, 2004 compared with prior year, as the interest rates applicable to the Company’s long-term debt are fixed. The Company’s average long-term debt was $59.6 million in the current year versus $116.8 million last year.

The Company repurchased $28.5 million of 9.5% Senior Notes and $18.3 million of Convertible Preferred Securities during the six-months ended September 30, 2003. The Senior Note repurchase resulted in a loss of $3.4 million and the repurchase of Convertible Preferred Securities resulted in a gain of $0.7 million, aggregating to a $2.6 million loss on retirement of debt reported for the six months ended September 30, 2003. No such repurchases occurred during the six-months ended September 30, 2004.

Income Tax Expense

The effective tax rate for continuing operations for the six-months ended September 30, 2004 was 37.1% versus 39.8% for the comparable period in the prior year. The decrease in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards.

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

Total debt at September 30, 2004 was $185.4 million, compared with $185.2 million at March 31, 2004. The minor increase in the Company’s total debt reflects equipment acquisitions through capital leases made in the current year, offset by ongoing payment of capital lease obligations. The Company did not voluntarily repurchase Senior Notes or Convertible Preferred Securities during the six-months ended September 30, 2004. The Senior Notes and Convertible Preferred Securities are due in August 2006 and March 2028, respectively. In addition, there were no borrowings outstanding under the Company’s revolving credit facility at September 30, 2004, with unused availability of $100 million as of September 30, 2004. The Company was compliant with all quarterly financial covenants contained in its revolving credit facility and anticipates that it will continue to comply with such covenants in the foreseeable future.

The Company’s total debt consists primarily of Senior Notes and Convertible Preferred Securities. The principal amount of Senior Notes outstanding at September 30, 2004 was $59.4 million. The Senior Notes pay interest semi-annually at an annual rate of 9.5%. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the Company’s assets, and indebtedness of the Company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the Company at the option of the holders in the event of a change in control of the Company.

The carrying value of Convertible Preferred Securities at September 30, 2004 was $125.4 million. The Convertible Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s common shares at the option of the holder at any time prior to the close of business on March 31, 2028. The Convertible Preferred Securities are convertible into common shares at the rate of 3.1746 common shares for each Convertible Preferred Security (equivalent to a conversion price of $15.75 per common share).

The Company maintains a revolving credit agreement (“Revolver”), which provides the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases under certain conditions up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at September 30, 2004.

The following table presents cash flow results from operating activities, investing activities, and financing activities for the six-months ended September 30, 2004 and 2003:

	Six Months Ended
	September 30		Increase (Decrease)
(In Thousands)	2004	2003	$
Net cash provided by (used for) continuing operations:
Operating activities	$57,212	$(30,693)	$87,905
Investing activities	(1,138)	(25,669)	24,531
Financing activities	(351)	(51,253)	50,902

Cash flows provided by (used for) continuing operations	55,723	(107,615)	163,338
Net cash provided by discontinued operations	3,737	5,195	(1,458)

Net increase (decrease) in cash and cash equivalents	$59,460	$(102,420)	$161,880

Cash Flow from Operating Activities

Cash provided by operating activities improved $87.9 million during the six-months ended September 30, 2004 as compared to the corresponding period last year. The increase in operating cash flow is attributed to increased net earnings, improvements in customer payment patterns, and the timing of payments of accounts payable. Customer payment patterns have improved, in part, due to the Company’s focused initiatives in collection efforts as well as an increase in customers utilizing third-party financing which has resulted in shorter payment periods and, as a result, accounts receivable decreased approximately $44.9 million during the six-months ended September 30, 2004. Operating cash flow was also positively impacted by the timing of payments of accounts payable, as the balance of accounts payable increased $6.4 million versus the comparable period last year.

Cash Flow Used for Investing Activities

Cash used for investing activities for the six-months ended September 30, 2004 was for capital expenditures. In the comparable period last year, cash used for investing activities included the acquisition of Kyrus Corporation for approximately $28.7 million (net of cash acquired) in addition to cash payments for capital expenditures. These cash outflows were partially offset by proceeds of $3.3 million from the sale of the Company’s investment in Eurodis Electron PLC (“Eurodis”). The Company recognized a gain of approximately $1.0 million from the sale of its investment in Eurodis.

The estimated capital expenditures for the full 2005 fiscal year are expected to be approximately $2.0 million and primarily relate to information systems and facility projects.

Cash Flow from Financing Activities

During the six-months ended September 30, 2004, the Company paid dividends of approximately $1.6 million. Dividend payments were offset primarily by proceeds from the issuance of common stock under the Company’s stock-based compensation plans. During the six-months ended September 30, 2003, cash used for financing activities was mainly used for the repurchase of Convertible Preferred Securities for approximately $17.0 million, the repurchase of Senior Notes for approximately $33 million, and dividend payments of approximately $1.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on July 28, 2004. The following Directors were re-elected to serve until the annual meeting of shareholders in 2007:

Director	For	Against	Abstentions
Keith M. Kolerus	27,928,090	—	2,581,612
Robert A. Lauer	27,914,364	—	2,595,338
Robert G. McCreary, III	27,528,485	—	2,981,217

The term of office for the following Directors continued after the shareholders meeting: James L. Bayman, Thomas A. Commes, Howard V. Knicely, Charles F. Christ, Arthur Rhein, and Thomas C. Sullivan.

Also at the annual meeting, shareholders voted to amend the Company’s Amended Code of Regulations to provide for flexibility in setting the size of the Board of Directors, by the following vote:

For	Against	Abstentions	Broker Non-Votes
24,052,019	3,631,718	308,257	2,517,708

Also at the annual meeting, shareholders voted to amend and restate the Company’s 2000 Stock Incentive Plan (the “Plan”) allowing for an additional 1,200,000 shares that may be issued under the Plan; limiting the use of common shares in a fiscal year; imposing a mandatory minimum ratable three-year vesting cycle on full-value awards (subject to satisfaction of performance objectives); permitting the granting of restricted share unit awards; providing for coverage of grants from the Plan to Directors; and other changes to enhance the ability of the Compensation Committee to fashion awards that will provide appropriate compensation within the anticipated requirements of anticipated changes in the accounting for stock-based compensation as well as other best practices, by the following vote:

For	Against	Abstentions	Broker Non-Votes
21,472,982	5,966,979	552,033	2,517,708

Also at the annual meeting, shareholders voted to transact such other business as may properly come before the annual meeting or any adjournments thereof, by the following vote:

For	Against	Abstentions
30,508,638	—	1,064

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended Code of Regulations, as amended, of the Company

10.1	Amended and Restated Agilysys 2002 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 8, 2004, the Company filed a Current Report on Form 8-K revising the Company’s Form 8-K dated October 30, 2003 by clarifying the use of a non-GAAP financial measure therein.

On July 26, 2004, the Company filed a Current Report on Form 8-K announcing its first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: November 8, 2004	/s/ Arthur Rhein

Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2004	/s/ Steven M. Billick

Steven M. Billick
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)