Form 10-Q
period 2004-12-31
AGILYSYS INC
filed 2005-02-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

The number of shares of the registrant’s common stock outstanding as of February 4, 2005 was 28,759,799.

AGILYSYS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In Thousands, Except Share and Per Share Data)	2004	2003	2004	2003
Net Sales	$515,684	$459,363	$1,266,766	$1,031,639
Cost of Goods Sold	449,880	399,937	1,103,956	902,572

Gross Margin	65,804	59,426	162,810	129,067
Operating Expenses
Selling, General, and Administrative	39,702	38,497	117,880	101,871
Restructuring Charges	107	860	408	2,054

Operating Income	25,995	20,069	44,522	25,142
Other (Income) Expense
Other Income, net	(156)	(160)	(582)	(710)
Interest Expense, net	678	2,111	2,848	6,909
Loss on Retirement of Debt	—	712	—	3,343

Income Before Income Taxes	25,473	17,406	42,256	15,600
Provision for Income Taxes	9,637	6,967	15,859	6,248
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of Tax	1,378	1,319	4,089	3,986

Income from Continuing Operations	14,458	9,120	22,308	5,366
Loss from Discontinued Operations, net of Tax	229	458	489	1,540

Net Income	$14,229	$8,662	$21,819	$3,826

Earnings Per Share – Basic
Income from Continuing Operations	$0.51	$0.33	$0.80	$0.19
Loss from Discontinued Operations	—	(0.02)	(0.02)	(0.05)

Net Income	$0.51	$0.31	$0.78	$0.14

Earnings Per Share – Diluted
Income from Continuing Operations	$0.42	$0.29	$0.72	$0.19
Loss from Discontinued Operations	—	(0.01)	(0.02)	(0.05)

Net Income	$0.42	$0.28	$0.70	$0.14

Weighted Average Shares Outstanding
Basic	28,119,460	27,742,163	28,057,571	27,744,300
Diluted	37,269,747	36,255,843	36,825,936	28,214,590

Cash Dividends Per Share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2004 are Unaudited)

	December 31	March 31
(In Thousands, Except Share and Per Share Data)	2004	2004
ASSETS
Current Assets
Cash and Cash Equivalents	$212,049	$149,903
Accounts Receivable, net	372,071	295,272
Inventories, net	54,345	52,236
Deferred Income Taxes	17,285	9,255
Prepaid Expenses	2,151	2,234
Assets of Discontinued Operations	1,122	5,451

Total Current Assets	659,023	514,351
Goodwill and Intangible Assets, net	180,114	179,975
Investments	18,506	18,819
Other Assets	18,582	11,396
Property and Equipment, net	31,631	35,121

Total Assets	$907,856	$759,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$310,508	$208,115
Accrued Liabilities	50,805	39,047
Liabilities of Discontinued Operations	3,585	4,006

Total Current Liabilities	364,898	251,168
Long-Term Debt	59,568	59,503
Deferred Income Taxes	13,283	4,426
Other Liabilities	10,867	10,150
Mandatorily Redeemable Convertible Trust Preferred Securities	125,325	125,425

Shareholders’ Equity
Common Stock, at $0.30 Stated Value; 28,725,931 and 32,115,614 Shares Outstanding, Including 3,589,940 Subscribed-for Shares at March 31, 2004 and net of 46,924 and 53,273 Shares in Treasury at December 31, 2004 and March 31, 2004, respectively	8,536	9,553
Capital in Excess of Stated Value	87,481	126,070
Retained Earnings	238,946	219,594
Unearned Employee Benefits	—	(42,325)
Unearned Compensation on Restricted Stock	(1,227)	(2,499)
Accumulated Other Comprehensive Income (Loss)	179	(1,403)

Total Shareholders’ Equity	333,915	308,990

Total Liabilities and Shareholders’ Equity	$907,856	$759,662

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31
(In Thousands)	2004	2003
Operating Activities:
Net Income	$21,819	$3,826
Loss from Discontinued Operations	489	1,540

Income from Continuing Operations	22,308	5,366
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by (Used for) Operating Activities (net of Effects from Business Acquisitions):
Gain on Buyback of Convertible Preferred Securities	—	(734)
Gain on Sale of Investment	—	(906)
Loss on Buyback of Senior Notes	—	4,077
(Gain) Loss on Disposal of Property and Equipment	(34)	155
Depreciation	3,143	3,382
Amortization	5,587	4,118
Deferred Income Taxes	(1,419)	3,211
Other Non-Cash Items	—	779
Changes in Working Capital
Accounts Receivable	(76,799)	(174,888)
Inventory	(2,109)	(7,245)
Accounts Payable	102,393	84,712
Accrued Liabilities	11,588	(5,666)
Other Working Capital	(124)	3,025
Other	(4,401)	(961)

Total Adjustments	37,825	(86,941)

Net Cash Provided by (Used for) Operating Activities	60,133	(81,575)

Investing Activities:
Acquisition of Business, net of Cash Acquired	—	(28,706)
Proceeds from Sale of Property and Equipment	105	—
Purchases of Property and Equipment	(1,530)	(781)
Proceeds from Sale of Investment	—	3,309

Net Cash Used for Investing Activities	(1,425)	(26,178)

Financing Activities:
Buyback of Convertible Preferred Securities	—	(16,973)
Buyback of Senior Notes	—	(44,174)
Dividends Paid	(2,466)	(2,554)
Other	2,485	471

Net Cash Provided by (Used for) Financing Activities	19	(63,230)

Cash Flows Provided by (Used for) Continuing Operations	58,727	(170,983)
Cash Flows Provided by Discontinued Operations	3,419	3,119

Net Increase (Decrease) in Cash	62,146	(167,864)
Cash and Cash Equivalents at Beginning of Period	149,903	318,543

Cash and Cash Equivalents at End of Period	$212,049	$150,679

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Table Amounts in Thousands, Except Per Share Data)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “Company”). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated.

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

The condensed consolidated balance sheet as of December 31, 2004, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine-months ended December 31, 2004 and 2003 have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. The results of operations for the three and nine-months ended December 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Significant Accounting Policies

A detailed description of the Company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. There have been no material changes in the Company’s significant accounting policies from those disclosed therein.

Stock-Based Compensation

The Company applies the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation costs, which is referred to as the intrinsic value method. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for the Company’s stock option plans. The Company has adopted the disclosure provisions of the Financial Accounting Standard Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

1. Basis of Presentation and Significant Accounting Policies – continued

The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to Statement 123:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2004	2003	2004	2003
Net income, as reported	$14,229	$8,662	$21,819	$3,826
Compensation cost based on fair value method, net of tax	(489)	(513)	(1,466)	(1,634)

Pro forma net income	$13,740	$8,149	$20,353	$2,192

Earnings per share – basic
As reported	$0.51	$0.31	$0.78	$0.14
Pro forma	0.49	0.29	0.73	0.08

Earnings per share – diluted
As reported	$0.42	$0.28	$0.70	$0.14
Pro forma	0.41	0.22	0.66	0.08

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

2. Recently Issued Accounting Pronouncement

On December 16, 2004, the FASB issued Statement 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes APB Opinion No. 25 and amends Statement 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) will be effective for the Company at the beginning of the first interim period beginning after June 15, 2005, or the beginning of the Company’s second quarter of fiscal 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not yet determined which of the two methods it will use to adopt the provisions of Statement 123(R).

2. Recently Issued Accounting Pronouncement – continued

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the Company’s operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been significant.

3. Recent Acquisitions

In accordance with FASB Statement 141, Business Combinations, the Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair values of the net assets acquired is recorded as goodwill. In fiscal 2004, the Company acquired two businesses, Kyrus Corporation (“Kyrus”) and Inter-American Data, Inc. (“IAD”).

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

As of September 30, 2004, the Company finalized its purchase price allocation and made several adjustments to the fair value assigned to the net assets acquired. First, the Company recorded an additional $26,700 of costs that were directly associated with the Kyrus acquisition, resulting in an increase to goodwill. Second, the Company lowered the estimated fair value of certain liabilities assumed by approximately $0.3 million, resulting in a decrease to goodwill. Third, the Company recorded a liability of $1.2 million relating to state tax uncertainties existing at the date of acquisition, which increased goodwill. The Company may have to record additional amounts for similar tax uncertainties in the future; however such amounts cannot be estimated at this time. Any additional amounts recorded by the Company for state tax uncertainties that existed at the date of acquisition will result in a change to goodwill.

In addition to the above, the Company also recorded approximately $1.9 million of intangible assets acquired, and simultaneously reduced goodwill. Of the intangible assets acquired, $1.7 million was assigned to customer relationships, which is being amortized over five years using an accelerated method; $210,000 was assigned to non-competition agreements, which is being amortized over six years using the straight-line method; and $30,000 was assigned to developed technology, which is being amortized over

3. Recent Acquisitions – continued

eight years using the straight-line method. It is not anticipated that such assets will have significant residual values.

Inter-American Data, Inc.

IAD was acquired on February 17, 2004. The results of IAD’s operations have been included in the Company’s consolidated financial statements since that date. IAD was a leading developer and provider of software and services to hotel casinos and major resorts in the United States. The acquisition provides significant opportunities for growth in the hospitality industry. The purchase price was $38.0 million, with approximately $35.7 million assigned to goodwill in fiscal 2004 based on the estimated fair values of assets acquired and liabilities assumed. During the first quarter of fiscal 2005, the Company recorded an additional liability of $151,000 assumed in the acquisition, with a corresponding increase to goodwill. The liability related to one-time involuntary termination costs for employees of IAD whose job functions were terminated during the integration of IAD. Termination benefits are expected to continue through the current fiscal year. During the current quarter, the Company lowered the estimated fair value of certain assets acquired by $1.2 million, resulting in an increase to goodwill.

During the current quarter, the Company also recorded $6.7 million of intangible assets acquired, and simultaneously reduced goodwill. Of the intangible assets acquired, $3.6 million was assigned to customer relationships, which is being amortized over five years using an accelerated method; $1.4 million was assigned to developed technology, which is being amortized over six years using the straight-line method; $700,000 was assigned to non-competition agreements, which are being amortized over seven to eight years using the straight-line method; $80,000 was assigned to patented technology, which is being amortized over three years using the straight-line method; and $900,000 was assigned to trade names, which have been assigned indefinite useful lives and will be tested for impairment at least annually. It is not anticipated that such assets will have significant residual values.

4. Discontinued Operations

During fiscal 2003, the Company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In connection with the sale of IED, the Company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company continues to incur certain costs related to IED and Aprisa, which are reported in the condensed consolidated statement of operations as loss from discontinued operations.

For the three-months ended December 31, 2004 and 2003, the Company realized a loss from discontinued operations of $229,353 (net of $141,050 in income taxes) and $458,238 (net of $219,789 in income taxes), respectively. For the nine-months ended December 31, 2004 and 2003, the Company realized a loss from discontinued operations of $489,284 (net of $307,725 in income taxes) and $1.5 million (net of $0.8 million in income taxes), respectively.

The loss from discontinued operations for the nine-months ended December 31, 2004 includes the sale of a distribution facility and adjacent land. Proceeds from the sale of the distribution facility and land were approximately $3.3 million, resulting in a loss on sale of $0.3 million.

5. Restructuring Charges

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

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and Other
	Employee
	Costs	Facilities	Total
Balance at April 1, 2004	$25	$5,794	$5,819
Accretion of lease obligations	—	110	110
Amounts paid	(25)	(135)	(160)

Balance at June 30, 2004	—	5,769	5,769
Accretion of lease obligations	—	108	108
Amounts paid	—	(195)	(195)
Adjustments	—	(64)	(64)

Balance at September 30, 2004	—	5,618	5,618
Accretion of lease obligations	—	107	107
Amounts paid	—	(200)	(200)

Balance at December 31, 2004	$—	$5,525	$5,525

Of the remaining $5.5 million liability at December 31, 2004, approximately $0.2 million is expected to be paid during the remainder of fiscal 2005 for facilities obligations. Facilities obligations are expected to continue until 2017.

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

5. Restructuring Charges – continued

Following is a reconciliation of the beginning and ending balances of the restructuring liability related to discontinued operations:

	Severance
	and Other
	Employee
	Costs	Facilities	Other	Total
Balance at April 1, 2004	$24	$3,260	$55	$3,339
Accretion of lease obligations	—	29	—	29
Amounts paid	(24)	(795)	—	(819)
Adjustments	—	(13)	—	(13)

Balance at June 30, 2004	—	2,481	55	2,536
Accretion of lease obligations	—	24	—	24
Amounts paid	—	(250)	—	(250)
Adjustments	—	80	—	80

Balance at September 30, 2004	$—	$2,335	$55	$2,390
Accretion of lease obligations	—	23	—	23
Amounts paid	—	(248)	—	(248)

Balance at December 31, 2004	$—	$2,110	$55	$2,165

Of the remaining $2.2 million reserve at December 31, 2004, approximately $0.2 million is expected to be paid during the remainder of fiscal 2005 for facilities obligations. Facilities obligations are expected to continue until 2010.

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the nine-months ended December 31, 2004 are summarized in the following table:

Balance at April 1, 2004	$179,975
Goodwill adjustment – Kyrus (note 3)	(972)
Goodwill adjustment – IAD (note 3)	(5,380)
Impact of foreign currency translation	106

Balance at December 31, 2004	$173,729

In accordance with FASB Statement 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The Company uses a measurement date of February 1 for its annual impairment test of goodwill. As of February 1, 2004, which was the latest annual impairment test performed, the Company concluded that the fair value of its reporting unit exceeded its carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of December 31, 2004, the Company was not aware of any circumstances or events requiring an interim impairment test of goodwill.

6. Goodwill and Intangible Assets – continued

Intangible Assets

Following is a summary of the Company’s intangible assets at December 31, 2004:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$5,300	$1,928	$3,372
Non-competition agreements	910	120	790
Developed technology	1,470	205	1,265
Patented technology	80	22	58
Trade names	900	NA	900

	$8,660	$2,275	$6,385

Amortization expense for the three and nine-months ended December 31, 2004 was $1.7 million and $2.3 million, respectively. Estimated amortization expense for the entire fiscal year is approximately $2.9 million.

7. Mandatorily Redeemable Convertible Trust Preferred Securities

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

During the three and nine-months ended December 31, 2004, 2,000 Trust Preferred Securities were converted into 6,349 of the Company’s Common Shares. The conversion reduced the carrying value of the Trust Preferred Securities to $125.3 million.

During the nine-months ended December 31, 2003, the Company repurchased 365,000 Trust Preferred Securities for a cash purchase price of approximately $17.0 million. The repurchased securities had a face value of approximately $18.3 million. The difference between the face value and cash paid, offset by the expensing of related deferred financing fees, resulted in a net gain of $0.7 million.

As of December 31, 2004, a total of 368,500 Trust Preferred Securities have been redeemed or converted by the Company.

8. Subscribed-for Shares

In July 1996, the Company entered into a Share Subscription Agreement and Trust (the “Trust”) with Wachovia Bank of North Carolina. The Trust had subscribed for 5,000,000 common shares of the Company which were to be paid for over the 15 year term of the Trust. Proceeds from the sale of the common shares were to be used to fund Company obligations under various employee benefit plans, to pay cash bonuses and other similar employee related Company obligations. The subscribed-for common shares were deemed to be issued and outstanding for voting and dividend purposes, but were not fully paid and non-assessable until payment for such common shares was received as provided in the Trust. In accordance with generally accepted accounting principles, none of the subscribed-for shares were deemed outstanding for purposes of calculating earnings per share until payment was received for the common shares as provided in the Trust.

In December 2004, the Company terminated the Trust. Upon termination, the remaining 3.6 million common shares subject to the Trust were dissolved with the related common shares cancelled and retired. This activity reduced the stated value of common shares by $1.1 million, capital in excess of stated value by $41.6 million and unearned employee benefits by $42.7 million.

9. Contingencies

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

10. Comprehensive Income

The components of comprehensive income, net of tax, for the three and nine-months ended December 31, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2004	2003	2004	2003
Net income	$14,229	$8,662	$21,819	$3,826

Other comprehensive income:
Unrealized gain on equity securities	—	588	—	3,014
Foreign currency translation adjustment	(496)	90	1,582	(3)

Total other comprehensive income	(496)	678	1,582	3,011

Comprehensive income	$13,733	$9,340	$23,401	$6,837

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2004	2003	2004	2003
Numerator:
Income from continuing operations – basic	$14,458	$9,120	$22,308	$5,366
Distributions on convertible debt, net of tax	1,378	1,319	4,089	—

Income from continuing operations – diluted	$15,836	$10,439	$26,397	$5,366

Denominator:
Weighted average shares outstanding – basic	28,120	27,742	28,058	27,744
Effect of dilutive securities:
Stock options and unvested restricted stock	1,192	551	806	471
Convertible debt	7,958	7,963	7,962	—

Weighted average shares outstanding – diluted	37,270	36,256	36,826	28,215

Earnings per share from continuing operations
Basic	$0.51	$0.33	$0.80	$0.19
Diluted	$0.42	$0.29	$0.72	$0.19

Diluted earnings per share is computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings per incremental share in the sequence of potential common shares.

For the three-months ended December 31, 2004 and 2003, options on zero and 2.7 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

For the nine-months ended December 31, 2004 and 2003, options on 0.9 million and 3.0 million shares of common stock, respectively, were not included in computing diluted earnings per share nor were zero and 8.0 million shares, respectively, issuable upon conversion of the Trust Preferred Securities because their effects were antidilutive.

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

Net sales grew by 12.3% and 22.8% for the three and nine-months ended December 31, 2004, respectively, compared with the same periods last year. Information technology spending continued to be strong during the fiscal third quarter. In addition, the two business acquisitions made in fiscal 2004 have positively contributed to the overall increase in sales.

Net income increased to $14.2 million and $21.8 million for the three and nine-months ended December 31, 2004, respectively, compared with net income of $8.7 million and $3.8 million for the comparable periods last year. In addition to the impact of the sales increases noted above, several other factors contributed to the improvement in net income. Selling, general and administrative expenses decreased to 7.7% and 9.3% of sales for the three and nine-months ended December 31, 2004, respectively, compared with 8.4% and 9.9% of sales for the same periods last year. Net income also benefited from lower levels of restructuring charges and lower interest expense in the current quarter and year-to-date versus the comparable periods last year.

During the nine months ended December 31, 2004, the Company’s operating activities generated cash of $60 million. The favorable operating results experienced during the year have improved the Company’s financial flexibility to fund organic growth and to make acquisitions. Such results provide the ability to expand the number of customers and markets the Company serves, as well as the breadth of solutions offerings.

The following discussion of the Company’s results of operations and financial condition is intended to provide information that will assist in understanding the Company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations

Three Months Ended December 31, 2004 Compared with December 31, 2003

Net Sales and Operating Income

	Three Months Ended		Increase
	December 31		(Decrease)
(Dollars In Thousands)	2004	2003	$	%
Net sales	$515,684	$459,363	$56,321	12.3%
Cost of goods sold	449,880	399,937	49,943	12.5

Gross margin	65,804	59,426	6,378	10.7
Gross margin percentage	12.8%	12.9%
Operating expenses
Selling, general and administrative expenses	39,702	38,497	1,205	3.1
Restructuring expenses	107	860	(753)	(87.6)

Operating income	$25,995	$20,069	$5,926	29.5%

Operating income percentage	5.0%	4.4%

Net Sales

The $56.3 million increase in net sales was attributed to the following changes in net sales by major product category compared with the same period last year: hardware sales increased by $63.3 million, software sales decreased by $10.2 million, service and other revenue increased by $3.2 million.

The increase in hardware sales is attributable to higher server and storage sales volume to medium sized corporate end-users primarily through the Company’s distribution business. Software sales in the current year, although down from last year’s fiscal third quarter, were very strong and represent the second highest quarterly sales level in the Company’s history. The improvement in services and other sales results primarily from incremental solutions offerings from the Company’s two recent business acquisitions.

The incremental sales generated from the Company’s acquisition of IAD contributed $9.2 million, or 16.3% of the total increase in net sales. IAD was acquired on February 17, 2004; thus, did not impact prior year results.

The Company anticipates net sales for the full year to increase approximately 20% compared with the prior fiscal year. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended December 31, 2004 are not necessarily indicative of the operating results for the full fiscal year 2005.

Gross Margin

The $6.4 million increase in gross margin is primarily a result of higher sales compared with last year, as gross margin percentage was comparable with prior year results. Improvements in gross margin attributed to the Company’s two acquisitions were principally offset by a decline in gross margin realized by the Company’s base business. The decline in base business gross margin is largely due to the competitive pricing environment and the mix of sales being more heavily weighted to the Company’s distribution business.

A significant component of the Company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance and on average tend to rise as a percent of sales as the Company’s fiscal year progresses and it achieves predefined sales goals. The Company anticipates gross margin to be approximately 13% of net sales for the entire fiscal year 2005.

Operating Expenses

The Company experienced a $0.5 million increase in operating expenses, which includes selling, general, and administrative (“SG&A”) expenses and restructuring expenses, compared with last year. The Company’s acquisition of IAD added approximately $4.5 million of SG&A during the current quarter. These incremental costs were principally offset by a series of improvements and benefits realized in operating costs during the current quarter, as discussed below.

During the current quarter, the Company recognized a $1.5 million recovery of bad debts that were previously written off. The Company also realized lower restructuring costs of approximately $0.8 million, as most of the Company’s restructuring efforts were in prior years. Ongoing restructuring costs relate to lease obligations. Other miscellaneous improvements and benefits in operating costs increased $1.7 million during the current quarter compared with last year.

Overall, management’s concerted efforts to control operating costs while increasing sales has resulted in a reduction of SG&A expenses as a percentage of net sales to 7.7% in the current quarter from 8.4% in the third-quarter last year. SG&A expenses are expected to be approximately 9.5% of net sales for the entire fiscal year.

Other (Income) Expense

	Three Months Ended		Favorable
	December 31		(Unfavorable)
(In Thousands)	2004	2003	$	%
Other (income) expense:
Other income, net	$(156)	$(160)	$(4)	(2.5)%
Interest expense, net	678	2,111	1,433	67.9
Loss on retirement of debt	—	712	712	100.0

Total other (income) expense, net	$522	$2,663	$2,141	80.4%

The 67.9% decrease in interest expense, net is primarily attributable to lower average debt levels in the current quarter compared with prior year, as the interest rates applicable to the Company’s long-term debt are fixed. The Company’s average long-term debt was $59.7 million in the current quarter versus $97.6 million last year. In addition, interest income increased approximately $0.5 million during the current quarter compared with the same period last year. The increase in interest income reflects higher yields earned on the Company’s short term investments due to a rising interest rate environment experienced this year. For financial statement presentation purposes, interest expense and interest income are combined to arrive at interest expense, net.

The Company repurchased $10.2 million of 9.5% Senior Notes in the third quarter of fiscal 2004 for approximately $11 million. The premium paid in the repurchase, along with the write-off of deferred financing costs, resulted in the $0.7 million loss on the retirement of debt reported in the three-months ended December 31, 2003. No such repurchase occurred during the three-months ended December 31, 2004.

Income Tax Expense

The effective tax rate for continuing operations for the three-months ended December 31 2004 was 37.8% versus 40.0% for the comparable quarter in the prior year. The decrease in the effective tax rate primarily reflects the recognition of state net operating loss carryforwards.

Nine Months Ended December 31, 2004 Compared with December 31, 2003

Net Sales and Operating Income

	Nine Months Ended		Increase
	December 31		(Decrease)
(Dollars In Thousands)	2004	2003	$	%
Net sales	$1,266,766	$1,031,639	$235,127	22.8%
Cost of goods sold	1,103,956	902,572	201,384	22.3

Gross margin	162,810	129,067	33,743	26.1
Gross margin percentage	12.9%	12.5%
Operating expenses
Selling, general and administrative expenses	117,880	101,871	16,009	15.7
Restructuring expenses	408	2,054	(1,646)	(80.1)

Operating income	$44,522	$25,142	$19,380	77.1%

Operating income percentage	3.5%	2.4%

Net Sales

The $235.1 million increase in net sales was attributed to the following changes in net sales by major product category compared with the same period last year: hardware sales increased by $201.7 million, software sales increased by $16.4 million, service and other revenue increased by $17.0 million.

The improvement in hardware sales continues to be attributable to higher server and storage sales volume to medium sized corporate end-users primarily through the Company’s distribution business. The increase in software sales was largely due to software offerings from IAD, which was acquired in the fourth quarter last year. The improvement in services and other sales results primarily from incremental solutions offerings from the Company’s two recent business acquisitions.

The incremental sales generated from the Company’s acquisition of IAD contributed $25.5 million, or 10.8% of the total increase in net sales. IAD was acquired on February 17, 2004; thus, did not impact prior year results. In addition, the Company realized nine months of sales activity in the current year from its acquisition of Kyrus; whereas Kyrus only contributed three months of sales activity last year as the business was acquired on September 30, 2003. As a result, net sales attributed to the Kyrus business during the nine-months ended December 31, 2004 were $62.3 million higher versus the comparable period last year.

The Company anticipates net sales for the full year to increase approximately 20% compared with prior fiscal year. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the nine-months ended December 31, 2004 are not necessarily indicative of the operating results for the full fiscal year 2005.

Gross Margin

The $33.7 million increase in gross margin is largely due to higher sales activity and the impact of the Company’s two recent acquisitions. Higher sales activity compared with last year contributed $18.4 million of the increase. The two business acquisitions contributed $24.4 million to the increase. These improvements were offset by a $9.1 million decrease in gross margin resulting from lower pricing in the Company’s distribution business, due primarily to continued competition in the marketplace and the mix of sales being more heavily weighted to the Company’s distribution business.

A significant component of the Company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance and on average tend to rise as a percent of sales as the Company’s fiscal year progresses and it achieves predefined sales goals. The Company anticipates gross margin to be approximately 13% of net sales for the entire fiscal year 2005.

Operating Expenses

The Company experienced a $14.3 million, or 13.8%, increase in operating expenses, which includes selling, general, and administrative (“SG&A”) expenses and restructuring charges. The increase was related to the two recent acquisitions, which increased SG&A expenses by $18.2 million. These costs were offset by a reduction in operating costs of the base business, as discussed below.

The Company recognized a decrease in restructuring costs of $1.6 million compared with the same period last year. The current year restructuring costs represent the accretion of lease obligations previously recorded under the Company’s prior restructuring efforts. In addition, the Company recognized a $1.5 million recovery of bad debts that were previously written off. Other miscellaneous improvements and benefits in operating costs increased $0.8 million during the current quarter compared with last year.

Consistent with quarterly results, management has been able to control SG&A expenses while increasing sales, which has lowered SG&A expenses as a percentage of net sales to 9.3% during the current year from 9.9% during the same nine-month period last year. SG&A expenses are expected to be approximately 9.5% of net sales for the entire fiscal year.

Other Income (Expense)

	Nine Months Ended		Favorable
	December 31		(Unfavorable)
(In Thousands)	2004	2003	$	%
Other (income) expense:
Other income, net	$(582)	$(710)	$(128)	(18.0)%
Interest expense, net	2,848	6,909	4,061	58.8
Loss on retirement of debt	—	3,343	3,343	100.0

Total other (income) expense, net	$2,266	$9,542	$7,276	76.3%

The 58.8% decrease in interest expense, net is primarily attributable to lower average debt levels in the nine-months ended December 31, 2004 compared to prior year, as the interest rates applicable to the Company’s long-term debt are fixed. The Company’s average long-term debt was $59.6 million in the current year versus $111.8 million last year. The increase in interest income during the nine-months ended December 31, 2004 was not a significant component of the change in interest expense, net when compared with the same period last year.

For financial statement presentation purposes, interest expense and interest income are combined to arrive at interest expense, net.

The Company repurchased $44.2 million of its 9.5% Senior Notes and $17 million of its Convertible Preferred Securities during the nine-months ended December 31, 2003. The Senior Note repurchase resulted in a loss of $4.0 million and the repurchase of Convertible Preferred Securities resulted in a gain of $0.7 million, aggregating to a $3.3 million loss on retirement of debt reported for the nine-months ended December 31, 2003. No such repurchases occurred during the nine-months ended December 31, 2004.

Income Tax Expense

The effective tax rate for continuing operations for the nine-months ended December 31, 2004 was 37.5% versus 40.0% for the comparable period in the prior year. The decrease in the effective tax rate primarily reflects the recognition of state net operating loss carryforwards.

Liquidity and Capital Resources

Overview

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

The Company’s total debt consists of Senior Notes, Convertible Securities, and Capital lease obligations. Total debt at December 31, 2004 was $185.3 million, compared with $185.2 million at March 31, 2004. The minor increase in the Company’s total debt reflects software and equipment acquisitions through capital leases made in the current year, offset by ongoing payment of capital lease obligations. Total debt was also reduced by the conversion of $0.1 million of the Company’s Convertible Preferred Securities to 6,349 common shares of the Company during the third-quarter of the current year. The Company did not voluntarily repurchase Senior Notes or Convertible Preferred Securities during the nine-months ended December 31, 2004. The Senior Notes and Convertible Preferred Securities are due in August 2006 and March 2028, respectively. In addition, there were no borrowings outstanding under the Company’s revolving credit facility at December 31, 2004, with unused availability of $100 million as of December 31, 2004. The Company was compliant with all quarterly financial covenants contained in its revolving credit facility and anticipates that it will continue to comply with such covenants in the foreseeable future.

Senior Notes

The principal amount of Senior Notes outstanding at December 31, 2004 was $59.4 million. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of December 31, 2004 was approximately $2.4 million. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the Company’s assets, and indebtedness of the Company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the Company at the option of the holders in the event of a change in control of the Company.

Convertible Preferred Securities

The carrying value of Convertible Preferred Securities at December 31, 2004 was $125.3 million. The Convertible Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible into the Company’s common shares at the option of the holder at any time prior to the close of business on March 31, 2028. The Convertible Preferred Securities are convertible into common shares at the rate of 3.1746 common shares for each Convertible Preferred Security (equivalent to a conversion price of $15.75 per common share). As described above, $0.1 million of the Convertible Preferred Securities debt was converted to 6,349 common shares of the Company during the quarter ended December 31, 2004.

Revolving Credit Facility

The Company maintains a revolving credit agreement (“Revolver”), which provides the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases under certain conditions up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the Company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at December 31, 2004.

Cash Flow

The following table presents cash flow results from operating activities, investing activities, and financing activities for the nine-months ended December 31, 2004 and 2003:

	Nine Months Ended		Increase
	December 31		(Decrease)
(In Thousands)	2004	2003	$
Net cash provided by (used for) continuing operations:
Operating activities	$60,133	$(81,575)	$141,708
Investing activities	(1,425)	(26,178)	24,753
Financing activities	19	(63,230)	63,249

Cash flows provided by (used for) continuing operations	58,727	(170,983)	229,710
Net cash provided by discontinued operations	3,419	3,119	300

Net increase (decrease) in cash and cash equivalents	$62,146	$(167,864)	$230,010

Cash Flow from Operating Activities

Cash provided by operating activities improved $141.7 million during the nine-months ended December 31, 2004 as compared to the corresponding period last year. Several factors contributed to the improvement. First, earnings improved $16.9 million, or 315.7%, compared with the same period last year. The improvement had a direct impact on operating cash flow. Second, improved customer payment patterns generated higher levels of cash flow as compared with prior year. Despite a 22.8% increase in sales year-over-year, the increase in accounts receivable during the nine-months ended December 31, 2004 was 43.9% less than the same period last year. Third, the timing of payments of accounts payable resulted in a larger impact on working capital compared with the same period last year. The change in accounts payable during the current year was 20.9% higher than last year. Finally, the increase in the Company’s income tax payable compared with the same period last year improved operating cash flow. This increase is largely a function of higher pre-tax income earned by the Company in the current year.

Cash Flow used for Investing Activities

Cash used for investing activities for the nine-months ended December 31, 2004 was for capital expenditures primarily related to information technology infrastructure and facility construction costs. In the comparable period last year, cash used for investing activities included the acquisition of Kyrus Corporation for approximately $28.7 million (net of cash acquired) in addition to cash payments for capital expenditures. These cash outflows in fiscal 2004 were partially offset by proceeds of $3.3 million from the sale of the Company’s investment in Eurodis Electron PLC (“Eurodis”). The Company recognized a gain of approximately $1.0 million from the sale of its investment in Eurodis.

The estimated capital expenditures for the full 2005 fiscal year are expected to be approximately $2.0 million and primarily relate to information systems and facility projects.

Cash Flow from Financing Activities

During the nine-months ended December 31, 2004, the Company paid dividends of approximately $2.5 million. Dividend payments were offset primarily by proceeds from the issuance of common stock under the Company’s stock-based compensation plans, which were approximately $2.8 million and are included in the “Other” category on the condensed consolidated statement of cash flows. Proceeds from the issuance of common stock were offset by $0.3 million principal payments under the Company’s capital lease obligations, which are also classified within the “Other” category.

During the nine-months ended December 31, 2003, cash used for financing activities was mainly used for the repurchase of Convertible Preferred Securities for approximately $17.0 million, the repurchase of Senior Notes for approximately $44.2 million, and dividend payments of approximately $2.6 million.

Cancellation of Subscribed-for Shares

In July 1996, the Company entered into a Share Subscription Agreement and Trust (the “Trust”) with Wachovia Bank of North Carolina. The Trust had subscribed for 5,000,000 common shares of the Company which were to be paid for over the 15 year term of the Trust. Proceeds from the sale of the common shares were to be used to fund Company obligations under various employee benefit plans, to pay cash bonuses and other similar employee related Company obligations. The Company’s Board of Directors and its various Committees carefully reconsidered the role of the Trust in connection with the Company and its compensation and benefit programs and concluded that the Trust no longer served its intended purpose for the Company and its shareholders. As a result, the Trust was terminated in December 2004. Upon termination, the remaining 3.6 million common shares subject to the Trust were dissolved with the related common shares cancelled and retired. This activity reduced the stated value of common shares by $1.1 million, capital in excess of stated value by $41.6 million and unearned employee benefits by $42.7 million; thus having no net impact on shareholders’ equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

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

     32.2  Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

     On November 2, 2004, the Company filed a Current Report on Form 8-K announcing its second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: February 9, 2005	/s/ Arthur Rhein
Arthur Rhein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2005	/s/ Steven M. Billick
Steven M. Billick
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)