Form 10-K
period 2005-03-31
AGILYSYS INC
filed 2005-06-29
CIK 78749

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

COMMISSION FILE NUMBER 0-5734

AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-0907152 (I.R.S. employer identification number)

6065 Parkland Boulevard, Mayfield Heights, Ohio (Address of principal executive offices)	44124 (Zip Code)

Registrant’s telephone number, including area code: (440) 720-8500

Securities traded pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
Common Share Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Annual Report or any amendment to this Form 10-K. ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

    The aggregate market value of Common Shares held by non-affiliates as of September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $479,229,575 computed on the basis of the last reported sale price per share ($17.29) of such shares on the NASDAQ National Market.

    As of June 24, 2005, the Registrant had the following number of Common Shares outstanding: 30,418,714

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 28, 2005 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2005.

AGILYSYS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2005

Part I

Item 1.    Business.

Reference herein to any particular year or quarter generally refers to the company’s fiscal year periods ended March 31. For example, 2005 refers to the fiscal year ended March 31, 2005.

Overview

Agilysys, Inc. (the “company” or “Agilysys”) is a leading distributor and premier reseller of enterprise computer technology solutions. Enterprise computer technology solutions are an important part of the information technology (“IT”) of medium to large corporations and have a significant influence on the performance and efficiency of those organizations. Agilysys offers technology solutions to address strategic business needs of these end-users through the distribution and reselling of complex servers and storage hardware, software and services.
     Agilysys strives to be the preferred strategic link between its suppliers and customers by providing differentiated value that is rewarded. The company’s role is to provide customers with solutions to integrate their systems, improve the efficiency of their business and solve information technology challenges. Headquartered in Mayfield Heights, Ohio, the company has sales offices throughout North America and maintains strategic investments in the United States and Europe.
     During 2004, the company completed two acquisitions, enhancing its core enterprise computer solutions business. Agilysys now provides its customers software applications and services focused on the retail and hospitality markets.

History and Significant Events

Agilysys was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the company grew to become a leading distributor in both electronic components and enterprise computer systems products and solutions.
     Prior to February 2003, the company was structured into two divisions, which were classified into two reportable operating segments, the Computer Systems Division (“CSD”), which focused on the distribution and reselling of enterprise computer systems products and solutions, and the Industrial Electronics Division (“IED”), which focused on the distribution of electronic components. Each division represented, on average, approximately one-half of the company’s total revenues. The company’s third reportable segment contained corporate costs and the results of operations of Aprisa, Inc., the company’s majority-owned software business, which focused on creating software for the electronic components market. On February 28, 2003, the company completed the sale of substantially all of the assets and liabilities of IED for $240 million, of which $13 million and $227 million were collected in 2004 and 2003, respectively. The company also announced its strategic transformation to focus solely on its enterprise computer solutions business and, as a result, became one reportable business segment. The proceeds from the sale have increased the company’s financial flexibility and have been used to reduce debt and fund growth of the company’s enterprise computer solutions business, both organically and through acquisition. As a result of the sale, the company’s financial statements for 2003 have been restated to reflect the assets and liabilities and the operating results of IED as discontinued operations.
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
     On February 18, 2004, Agilysys completed its second 2004 acquisition. The company acquired substantially all of the assets of Inter-American Data, Inc. (“IAD”). The purchase price was $38.0 million, and was funded by cash. As with the Kyrus acquisition, the addition of IAD opened up a new market, broadened the company’s customer base, and increased its services and product offerings. With this acquisition Agilysys is the leading developer and provider of technology solutions for property and inventory management in the casino and destination resort segments of the hospitality industry in the United States. Most of the major casinos and many of the largest resorts use Agilysys to design, implement and support their property management systems (“PMS”) for the hotel front office, management accounting, customer service and housekeeping functions.
     Lodging Management Systems (“LMS”) by Agilysys is the hospitality industry’s leading property management software solution. Designed specifically to meet the unique needs of the hospitality industry, the comprehensive solution automates every aspect of hotel operations, allowing properties to provide a higher level of service more efficiently and more cost-effectively.
     Agilysys supplements its LMS offering with a Materials Management System (“MMS”) that enables the tracking and replenishment of food, beverage and other perishable and non-perishable inventory. In addition to gaming customers, the market for the MMS products includes restaurant chains and public arenas.
     With the acquisition of IAD, the company also develops and markets proprietary document management solutions, DataMagine, with a focus on the hospitality, health care, retail and government markets. DataMagine enables the capture, storage, control, manipulation and distribution of scanned and electronically originated images.
     On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading, independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. CTS has annual revenues of approximately $35 million and, based on the timing of the close of the transaction, is expected to contribute approximately $30 million to 2006 revenues. The purchase price was $27.5 million, which included $2.6 million in assumed debt, and was funded by cash. In addition, the company will pay an earn-out to CTS shareholders based on the acquired business achieving specific financial performance targets. The addition of CTS enhances the company’s offering of comprehensive storage solutions.

Industry

The worldwide IT products and services industry generally consists of (1) manufacturers and suppliers which sell directly to distributors, resellers and end-users, (2) distributors, which sell to resellers and, (3) resellers, which sell directly to end-users.
     A variety of reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, original equipment manufacturers (“OEMs”), direct marketers and independent dealers. The large number of resellers makes it cost-efficient for suppliers to rely on a small number of distributors to serve this diverse customer base. Similarly, due to the large number of suppliers and products, resellers often cannot or choose not to establish direct purchasing relationships. As a result, many of these resellers are heavily dependent on distribution partners, such as Agilysys, that possess the necessary systems infrastructure, capital, inventory availability, and distribution and integration facilities to provide fulfillment and other services, such as financing, logistics, marketing and technical support. These services allow resellers to reduce or eliminate their inventory and warehouse requirements, and reduce their staffing needs for marketing and systems integration, thereby reducing their costs.
     Enterprise computer products distribution continues to perform a vital role in delivering IT products to market in an efficient, cost-effective manner. Manufacturers are pursuing strategies to outsource functions such as logistics, order management and technical support to supply chain partners as they look to minimize costs and investments in pre- and post-sales support and focus on their core competencies.
     Distribution plays an important role in this outsource strategy by allowing the manufacturers to decrease variable costs as the distributors deliver a streamlined approach to an extended customer base through their technically skilled sales organization. The company also believes that suppliers will continue to embrace the distribution channel for enterprise computer solutions in order to maintain sales, marketing and technical expertise in key markets such as the mid-market sector through distribution and the extended reseller network. The economies of scale and reach of large industry-leading enterprise computer solutions providers are expected to continue to be significant competitive advantages in this marketplace.
     Fiscal 2005 results were favorably impacted by aggressive marketing by Agilysys of hardware, software and services, combined with improving U.S. capital spending in information technology. According to information published in March 2005 by IDC, a leading provider of technology intelligence and market data, U.S. IT spending is projected to grow at approximately 5 to 6 percent in 2006. Since Agilysys is well entrenched in the server, storage and software markets, the company expects to benefit from the projected growth in the overall industry. However, a slowdown in this market could have a negative effect on the company’s revenues and results of operations.

Products and Services Distributed and Sources of Supply

Agilysys focuses on the distribution and reselling of three specific product areas — server and storage hardware, software and services. The company offers mid-range enterprise servers, comprehensive storage solutions including hardware and software, and database, Internet and systems management software. These products are packaged together as new systems or to enhance existing systems, depending on the customer’s needs. The company also resells supplier-provided services and sells its own proprietary services.
     Through its acquisition of Kyrus, Agilysys offers specific retail hardware and software products and extensive professional services that ensure continuous retail operations. The professional services include technology consulting, software customization, staging, implementation, hardware and software maintenance and 24/7 support service capabilities. Through its acquisition of IAD, Agilysys offers technology solutions consisting of hardware, software and services for property and inventory management within the hospitality industry. The offerings include Agilysys proprietary MMS and LMS software applications. Also, as a result of this acquisition, the company offers proprietary document management software solutions.
     The company sells products supplied by five primary suppliers. During 2005, 2004 and 2003, products purchased from the company’s two largest suppliers accounted for 88%, 88% and 83%, respectively, of the company’s sales volume. The company’s largest supplier, IBM, supplied 72%, 72% and 63% of the company’s sales volumes in 2005, 2004 and 2003, respectively. Sales of HP products accounted for 16%, 16% and 20% in 2005, 2004 and 2003, respectively.
     The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company. Through distributor agreements with its suppliers, Agilysys is authorized to sell all or some of the suppliers’ products. The authorization with each supplier is subject to specific terms and conditions regarding such items as product return privileges, price protection policies, purchase discounts and supplier incentive programs such as sales volume incentives and cooperative advertising reimbursements. A substantial portion of the company’s profitability results from these supplier incentive programs. These incentive programs are at the discretion of the supplier. From time to time, suppliers may terminate the right of the company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the company’s results of operations.

Inventory

The company maintains certain levels of inventory in order to ensure that the lead times to its customers remain competitive. The majority of the products sold by Agilysys are purchased pursuant to distributor agreements, which generally provide for inventory return privileges by the company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the company for product obsolescence and price erosion. Along with the company’s inventory management policies and practices, these provisions reduce the company’s risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence.

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

Customers

Agilysys serves customers in most major and secondary markets of North America. The company’s customer base includes VARs, which often are privately held with annual sales that range from approximately $10 million to $400 million, and corporate end-users, which range from medium to large corporations, as well as the public sector. A substantial amount of the company’s business, whether through resellers or direct to end-users, is in the mid-market customer segment, which is currently the fastest-growing segment in the industry. No single customer accounted for more than 10 percent of Agilysys total sales during 2005, 2004, or 2003.

Uneven Sales Patterns and Seasonality

The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 32%, 33% and 32% of annual revenues for 2005, 2004, and 2003, respectively. Agilysys believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.

Backlog

The company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2005.

Competition

The distribution and reselling of enterprise computer technology solutions is competitive, primarily with respect to price, but also with respect to service levels. The company faces competition with respect to developing and maintaining relationships with customers. Agilysys competes for customers with other distributors and resellers and occasionally with some of its suppliers. Several of the company’s largest distribution competitors are significantly larger; whereas, the company’s reseller competitors are typically smaller. Also, it is possible that certain suppliers may decide to distribute products directly, which would further heighten competitive pressures.

Growth through Acquisitions

With the divestiture of IED and cash generated through operations, Agilysys has the flexibility to make acquisitions without immediately increasing leverage or diluting the holdings of existing shareholders. The company reviews acquisition prospects that could accelerate the growth of the business by expanding the company’s customer base, extending the company’s reach into new markets and/or broadening the range of solutions offered by the company. The company’s continued growth depends in part on its ability to find suitable acquisition candidates and to consummate and integrate acquisitions. To proceed, the prospect must have an appropriate valuation based on financial performance relative to acquisition price. However, acquisitions always present risks and uncertainties that could have a material adverse impact on the company’s business and results of operations.

Employees

As of March 31, 2005, Agilysys had 1,386 employees. The company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Markets

Agilysys sells its products principally in the United States and Canada. Sales to customers outside of the United States and Canada are not a significant portion of the company’s sales.

Access to Information

Agilysys makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports available free of charge through its Internet site (http://www.agilysys.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information posted on the company’s Internet site is not incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.    Properties.

The company’s principal corporate offices are located in a 60,450 square foot facility in Mayfield Heights, Ohio. As of March 31, 2005, the company owned or leased a total of approximately 803,000 square feet of space for its continuing operations, of which approximately 703,000 square feet is devoted to product distribution and sales offices. The company’s major leases contain renewal options for periods of up to 10 years. For information concerning the company’s rental obligations, see the discussion of contractual obligations under Item 7 as well as note 7 to the consolidated financial statements contained in Part IV hereof. The company believes that its distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the company.
     The company’s facilities of 100,000 square feet or larger, as of March 31, 2005, are set forth in the table below.

	Type of	Approximate	Leased or
Location	facility	square footage	owned

Solon, Ohio	Distribution	224,600	Leased
Solon, Ohio	Office facility	102,500	Owned

Item 3.    Legal Proceedings.

The company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the last quarter of the fiscal year ended March 31, 2005.

Item 4A.    Executive Officers of the Registrant.

The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through June 3, 2005 of the company’s executive officers.
     There is no relationship by blood, marriage or adoption among the listed officers. Mr. Rhein holds office until terminated as set forth in his employment agreement. All other executive officers serve until his or her successor is elected and qualified.

Executive Officers of the Registrant

Name	Age	Current Position	Other Positions

Arthur Rhein	59	Chairman of the Board, President and Chief Executive Officer of the company since April 30, 2003.	President and Chief Executive Officer of the company from April 2002 to April 2003. Prior to 2001 to March 31, 2002, President and Chief Operating Officer.

Robert J. Bailey	48	Executive Vice President since May 2002.	Prior to 2001 to May 2002, Senior Vice President, Marketing of the company’s Computer Systems Division.

Peter J. Coleman	50	Executive Vice President since May 2002.	Prior to 2001 to May 2002, Senior Vice President, Sales of the company’s Computer Systems Division.

Martin F. Ellis	40	Executive Vice President, Treasurer and Chief Financial Officer since June 3, 2005	Executive Vice President, Corporate Development and Investor Relations from July 2003 to June 3, 2005. Prior to July 2003, Senior Vice President, Principal, and Head of Corporate Finance for Stern Stewart & Co.

Edward J. Gaio	51	Vice President and Controller of the company since April 2001.	Prior to 2001 to April 2001, Controller.

Richard A. Sayers II	54	Executive Vice President, Chief Human Resources Officer since May 2002.	Prior to 2001 to May 2002, Senior Vice President, Corporate Services.

Kathryn K. Vanderwist	45	Vice President, General Counsel and Assistant Secretary since April 2001.	Prior to 2001 to April 2001, General Counsel and Assistant Secretary.

Lawrence N. Schultz	57	Secretary of the company since 1999.	Prior to 2001 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (1)

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the company.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
The company’s common shares, without par value, are traded on the NASDAQ National Market. Common share prices are quoted daily under the symbol “AGYS.” Prior to September 16, 2003, the company traded under the symbol “PIOS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two years are presented in the table below.

	Year ended March 31, 2005
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$11.32-$13.87	$10.75-$17.29	$15.72-$17.93	$15.94-$20.05	$10.75-$20.05
Closing price on last day of period	$13.79	$17.29	$17.14	$19.66	$19.66

	Year ended March 31, 2004
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$7.31-$10.41	$8.25-$9.97	$9.16-$11.50	$11.18-$13.81	$7.31-$13.81
Closing price on last day of period	$8.45	$8.77	$11.15	$11.79	$11.79

     As of June 24, 2005, there were 30,418,714 common shares of Agilysys, Inc. outstanding, and there were 2,432 shareholders of record. The closing price of the common shares on June 7, 2005, was $16.03.

     Cash dividends on common shares are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The company expects to pay comparable cash dividends on its common shares. The company also made quarterly distributions on its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”) to shareholders of record on the fifteenth day preceding the distribution date. However, on June 15, 2005, the company completed the redemption of its Trust Preferred Securities.
     The company maintains a Dividend Reinvestment Plan whereby cash dividends and additional monthly cash investments up to a maximum of $5,000 per month may be invested in the company’s common shares at no commission cost.
     In 2005, the company issued 6,831 common shares upon conversion of 2,152 Trust Preferred Securities. The common shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption from registration afforded by Section 3(a)(9) of the Securities Act.
     On April 27, 1999, the company adopted a Shareholder Rights Plan. For further information about the Shareholder Rights Plan, see note 14 to the consolidated financial statements contained in Part IV hereof.

Item 6.    Selected Financial Data.

The following selected consolidated financial and operating data has been derived from the audited consolidated financial statements of the company and should be read in conjunction with the company’s consolidated financial statements and notes thereto, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	For the year ended March 31
(In thousands, except per share data and number of employees)	2005	2004	2003	2002	2001

Operating results
Continuing operations (a)(b)
Net sales	$1,622,925	$1,403,216	$1,171,631	$1,294,322	$1,431,838
Income (loss) before income taxes (c)(d)(e)	$41,240	$26,708	$(31,484)	$4,944	$(15,724)
Provision for income taxes	$15,725	$9,684	$(11,739)	$1,618	$(3,713)
Income (loss) from continuing operations	$20,362	$11,524	$(26,060)	$(2,911)	$(18,316)
(Loss) income from discontinued operations, net of taxes	$(877)	$(2,861)	$18,777	$(4,136)	$52,892
Cumulative effect of change in accounting principle, net of taxes (f)	$—	$—	$(34,795)	$—	$—
Net income (loss) (a)(b)(c)(d)(e)(f)	$19,485	$8,663	$(42,078)	$(7,047)	$34,576
Per share data
Income (loss) from continuing operations (a)(b)(c)(d)(e)
Basic	$0.72	$0.42	$(0.96)	$(0.11)	$(0.68)
Diluted	$0.69	$0.41	$(0.96)	$(0.11)	$(0.68)
Cash dividends per share	$0.12	$0.12	$0.12	$0.12	$0.12
Book value per share (g)	$11.54	$11.14	$10.88	$12.56	$13.18
Price range of common shares
High	$20.05	$13.81	$15.50	$14.94	$16.13
Low	$10.75	$7.31	$5.40	$7.40	$9.13
Weighted average shares outstanding
Basic	28,101	27,744	27,292	27,040	26,793
Diluted	36,990	27,956	27,292	27,040	26,793
Financial position
Total assets	$815,158	$759,662	$773,883	$916,937	$1,183,610
Long-term obligations	$59,624	$59,503	$130,995	$179,000	$390,999
Mandatorily Redeemable Convertible Trust Preferred Securities (h)	$125,317	$125,425	$143,675	$143,675	$143,750
Shareholders’ equity	$332,453	$308,990	$298,550	$340,697	$354,257
Other comparative data
Average total number of employees (a)	1,386	1,365	1,126	1,253	1,314
Net sales per employee (a)	$1,171	$1,028	$1,041	$1,033	$1,090
Gross margin percent of net sales (a)	12.8%	12.9%	12.7%	13.2%	12.4%
Operating expense percent of net sales (a)(b)(c)	10.2%	10.3%	13.4%	12.0%	12.4%
Net income (loss) percent of net sales (a)(b)(c)(d)(e)(f)	1.2%	0.6%	-3.6%	-0.5%	2.4%

(a)	The sale of the company’s Industrial Electronics Division (“IED”) and the related discontinuation of the operations of Aprisa, Inc. in February 2003 represent a disposal of a “component of an entity” as defined in FASB Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, 2001 and 2002 have been restated to reflect the results of operations of IED and Aprisa, Inc. as discontinued operations, and to exclude employees that were related to these businesses. (See note 3 to the consolidated financial statements contained in Part IV hereof.)
(b)	In 2004, the company included the results of operations of both Kyrus Corporation and Inter-American Data, Inc. from their respective dates of acquisition.
(c)	In 2005, the company recorded restructuring charges of $0.5 million ($0.3 million, after taxes) primarily for ongoing accretion of lease expense for facilities closed in earlier years. In 2004, the company recorded restructuring charges of $2.5 million ($1.6 million, after taxes) for facility closures, change in company name, and other costs associated with the 2003 reorganization. In March 2003, the company recorded restructuring charges of $20.7 million ($13.0 million, after taxes) for the impairment of facilities and other assets and for severance costs incurred in connection with downsizing the company’s corporate structure. In 2001, the company recognized a non-cash write-down of $14.2 million ($10.8 million, after taxes) for the abandonment of certain information technology system assets.
(d)	In March 2003, the company recognized an impairment charge of $14.6 million ($9.2 million, after taxes) on an available-for-sale investment.
(e)	In 2004 and 2003, the company repurchased certain of its Senior Notes, which resulted in a pre-tax charge of $8.5 million ($5.4 million, after taxes) and $1.2 million ($0.7 million, after taxes), respectively, associated with the premium paid and the write-off of related financing costs.
(f)	On April 1, 2002, the company adopted FASB Statement 142, Goodwill and Other Intangible Assets, which requires that amortization of goodwill be replaced with an annual test for goodwill impairment (more often if indicators of impairment exist). The adoption of Statement 142 resulted in a charge of $34.8 million, net of taxes, which was recorded as a cumulative effect of a change in accounting principle. (See note 5 to the consolidated financial statements contained in Part IV hereof.)
(g)	Book value per share is determined by dividing shareholders’ equity by shares outstanding less subscribed-for shares and unvested restricted shares.
(h)	On June 15, 2005, the company completed the redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.

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
     Net sales grew by 15.7% in 2005. Information technology spending continued to improve during the year, despite a softening in demand in the fourth quarter. Additionally, the successful integration of the 2004 business acquisitions into the company’s enterprise computer technology solutions offerings resulted in the two acquisitions contributing 36.3% of the overall increase in year-over-year sales.
     Net income increased to $19.5 million in 2005, compared with net income of $8.7 million last year. In addition to the impact of the sales increases noted above, several other factors contributed to the improvement in net income. Operating expenses decreased as a percentage of sales from 10.3% in 2004 to 10.2% in 2005. Lower interest expense and the absence of a loss on the retirement of debt in 2005 also contributed to the improved results, offset by a reduction in other income during the current year. Additionally, the company’s loss from discontinued operations decreased by approximately $2.0 million in 2005, as activities associated with the company’s discontinued operations continues to lessen.
     During 2005, the company’s operating activities generated cash of $91.9 million. The positive operating cash flow experienced during the year has improved the company’s financial flexibility. As discussed in more detail below, subsequent to March 31, 2005, the company announced the acquisition of The CTS Corporations and the redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities, both actions funded by existing cash. These actions are part of the company’s strategy to enhance its competitive position and increase shareholder value.
     The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations

2005 Compared with 2004

Net Sales and Operating Income

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2005	2004	$	%

Net sales	$1,622,925	$1,403,216	$219,709	15.7%
Cost of goods sold	1,415,477	1,222,314	193,163	15.8%

Gross margin	207,448	180,902	26,546	14.7%
Gross margin percentage	12.8%	12.9%
Operating expenses
Selling, general, and administrative expenses	164,470	142,436	22,034	15.5%
Restructuring charges	515	2,516	(2,001)	(79.5)%

Operating income	$42,463	$35,950	$6,513	18.1%
Operating income percentage	2.6%	2.6%

     Net sales. Of the $219.7 million increase in net sales, $79.7 million is attributable to incremental solutions offerings from the two business acquisitions made during 2004. IAD was acquired on February 17, 2004; thus, it marginally impacted prior year results. In addition, Kyrus only contributed six months of sales activity in 2004 as the business was acquired on September 30, 2003. The remaining $140.0 million increase can be attributed to higher sales volume through the company’s distribution business. As discussed below, the sale of server and storage hardware to the company’s reseller partners during 2005 reflected the strong demand for information technology by end-user customers. Demand for the products we provide softened, however, towards the end of 2005 resulting in a 4.0% decrease in hardware sales for the quarter ended March 31, 2005 compared with the comparable period last year.
     The increase in full year net sales was attributed to the following changes in net sales by product category compared with the same period last year: hardware sales increased $187.1 million, software sales increased $9.7 million, and services revenue increased $22.9 million.
     Despite a slight decrease in hardware sales during the fourth quarter of 2005, annual hardware sales were favorably impacted by higher server and storage sales primarily through the company’s distribution business. The increase in software sales was mainly the result of proprietary software revenue generated from IAD, which was acquired during the fourth quarter of 2004. Thus, 2005 was favorably impacted by a full year of IAD revenue. The increase in services revenue can be attributed to incremental solutions offerings from the company’s two acquisitions made last year.
     Gross Margin. The $26.5 million increase in gross margin is mainly attributed to incremental sales generated from the two 2004 business acquisitions, which increased gross margin by $24.7 million in 2005. The increase in sales volume in the company’s business, excluding the two 2004 business acquisitions, resulted in higher gross margin dollars as well; however, these gains were negatively impacted by a reduction in gross margin percentage year-over-year. The lower levels of gross margin percentage were mainly due to a decrease in gross margin realized on the sale of hardware products, fundamentally the sale of IBM Intel-architecture products.
     A significant component of gross margin is the realization and timing of incentive payments from the company’s suppliers. Incentive programs are principally designed to reward sales performance. The decrease in fourth quarter sales in 2005 compared with 2004 resulted in lower incentive payments recognized in the fourth quarter of 2005 versus 2004, which negatively impacted gross margin in the current year.
     Operating Expenses. The company experienced a $20.0 million increase in operating expenses compared with last year. Operating expenses includes selling, general and administrative (“SG&A”) expenses and restructuring charges. The increase was primarily caused by higher compensation and benefits costs, which increased $15.4 million, mainly resulting from the two 2004 business acquisitions having a full-year impact in 2005. The higher compensation and benefits also reflect a $3.0 million increase in the company’s Supplemental Executive Retirement Plan expense during 2005 as well as a $1.5 million expense to accrue for a long-term incentive plan. Additionally, the company incurred $2.8 million in amortization of intangible assets during 2005 compared with zero in 2004. The intangible assets were recognized in 2005 as the purchase accounting adjustments were finalized for the two business acquisitions made in 2004. Further, professional fees were $2.6 million higher in the current year as a result of acquisition exploration activities and Sarbanes-Oxley Section 404 professional services. Other activity in operating costs resulted in an overall decrease of $0.8 million during the year compared with last year.

Other (Income) Expenses

	Year ended		Favorable
	March 31		(Unfavorable)
(Dollars in thousands)	2005	2004	$	%

Other (income) expenses
Other income, net	$(1,984)	$(6,687)	$(4,703)	(70.3)%
Interest income	(3,310)	(2,250)	1,060	47.1%
Interest expense	6,517	10,318	3,801	36.8%
Loss on retirement of debt, net	—	7,861	7,861	100.0%

Total other (income) expenses	$1,223	$9,242	$8,019	86.8%

     The 70.3% decrease in other income, net is explained by a favorable litigation settlement of $5.0 million received in 2004.
     The 47.1% increase in interest income reflects higher yields earned on the company’s short term investments due to a rising interest rate environment experienced during the year. The 36.8% decrease in interest expense is attributable to lower average debt levels in 2005 compared to prior year, as the interest rates applicable to the company’s long-term debt are fixed. The company’s average long-term debt was $59.6 million in the current year versus $95.2 million last year.
     The loss on retirement of debt, net of $7.9 million in 2004 relates to the premiums paid, as well as the write-off of other deferred financing fees associated with the company’s repurchase of approximately $71.6 million of its Senior Notes, offset by a gain relative to the company’s repurchase of approximately $17.0 million of Convertible Trust Preferred Securities. No such repurchases occurred during 2005.

Income Taxes

The company recorded an income tax provision from continuing operations at an effective tax rate of 38.1% in 2005 compared with an income tax provision at an effective rate of 36.3% in 2004. The change in rate from 2005 to 2004 was the net sum of the increase in the valuation allowance for Canadian deferred tax assets, the increase in state income tax expense, the decrease in the valuation allowance for state net operating loss carryforwards, and the favorable settlement of state income tax audits in 2004.
     In 2005, the company recognized a tax benefit of $3.5 million for state income tax net operating loss carryforwards more likely than not to be realized. The benefit is based on management’s forecasted taxable income for the 3-year period ending March 31, 2008, significantly discounted to reflect the uncertainty of projecting future events. These net operating loss carryforwards expire, if unused, in years 2008 through 2019.
     In 2005, the company established a $2.5 million valuation allowance for the Canadian subsidiary deferred tax assets, including net operating losses, because it is more likely than not that the deferred tax assets will not be realized.
     In 2005, the company established a $45,000 valuation allowance for Federal net operating loss carryforwards of a non-consolidated affiliated subsidiary. The valuation allowance was established because it is more likely than not that the net operating loss carryforwards will not be utilized.

2004 Compared with 2003

Net Sales and Operating Income

				Increase
	Year ended March 31			(decrease)
(Dollars in thousands)	2004	2003	$	%

Net sales	$1,403,216	$1,171,631	$231,585	19.8%
Cost of goods sold	1,222,314	1,022,378	199,936	19.6%

Gross margin	180,902	149,253	31,649	21.2%
Gross margin percentage	12.9%	12.7%
Operating expenses
Selling, general, and administrative expenses	142,436	135,991	6,445	4.7%
Restructuring charges	2,516	20,697	(18,181)	-87.8%

Operating income (loss)	$35,950	$(7,435)	$43,385	583.5%
Operating income percentage	2.6%	-0.6%

     Net sales. The 19.8% increase in net sales from the prior year was primarily attributable to the volume increase in our core business of $164.2 million as well as the impact of our two acquisitions during 2004. Sales volumes were favorably impacted in 2004 by improved general economic conditions which resulted in higher levels of capital spending by the company’s end-user customers. More specifically, the improvement in sales from our core business was largely due to increased sales of IBM pSeries and xSeries products to resellers during 2004. The two acquisitions made in 2004 added $70.7 million of additional sales.

     Gross margin. The 21.2% increase in gross margin was primarily attributable to the increase in core business volume, which also resulted in a higher rate of vendor incentives compared with the 2003. Higher sales volumes in the core business resulted in a gross margin increase of $20.9 million. This increase was partially offset by a $2.8 million decrease largely due to a change in sales mix that resulted from an increase in sales volume through distribution to resellers. In addition, the two acquisitions made during 2004 contributed $13.8 million to gross margin, which favorably impacted the overall gross margin percentage.
     Operating expenses. The 4.7% increase in selling, general and administrative (“SG&A”) expense was attributable primarily to the two acquisitions made in 2004, which added $10.7 million of SG&A expense. SG&A expense in the company’s core business was $4.2 million lower compared with 2003, which can be credited to the $9.5 million cost savings estimate associated with the restructuring activity in 2003, which was offset by an increase in variable costs related to a 13.7% increase in core business sales volume. Overall, the company was able to reduce SG&A as a percentage of sales from 11.6% to 10.1% by leveraging existing infrastructure while increasing sales volume year over year.
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

Other (Income) Expenses

	Year ended		Favorable
	March 31		(unfavorable)
(Dollars in thousands)	2004	2003	$	%

Other (income) expenses
Other income, net	$(6,687)	$(966)	$5,721	592.2%
Interest income	(2,250)	(1,205)	1,045	86.7%
Interest expense	10,318	10,456	138	1.3%
Loss on retirement of debt, net	7,861	1,164	(6,697)	-575.3%
Investment impairment	—	14,600	14,600	100.0%

Total other (income) expenses	$9,242	$24,049	$14,807	61.6%

     In 2004, other income, net primarily consisted of a favorable litigation settlement of $5.0 million during the fourth quarter; $1.0 million in equity and dividend income earned from affiliates; and a $0.9 million gain realized on the sale of the company’s investment in Eurodis Electron PLC (“Eurodis”). In 2003 other income, net primarily consisted of $1.7 million of equity and dividend income earned from the company’s investments in affiliates, partially offset by foreign currency exchange losses.
     Interest income increased by $1.0 million, mainly due to a higher balance of short term investments in 2004 compared with the previous year.
     The investment impairment in 2003 represents a non-cash charge of $14.6 million to reduce the carrying value of the company’s investment in Eurodis to market value as of March 31, 2003. As a result of the company’s sale of IED and subsequent change in business focus, Agilysys intent concerning this investment changed. The investment no longer held strategic value and it was not the company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary and the company recognized a charge.
     The loss on retirement of debt, net of $7.9 million in 2004 relates to the premiums paid, as well as the expensing of other deferred financing fees associated with the company’s repurchase of its Senior Notes, offset by a gain relative to the company’s repurchase of Convertible Trust Preferred Securities. The company repurchased Senior Notes approximating $71.6 million. In 2003, the $1.2 million expense relates to the repurchase of approximately $19.0 million of Senior Notes.

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

Contractual Obligations

The following table provides aggregated information regarding the company’s contractual obligations as of March 31, 2005. These obligations are discussed in detail in the preceding paragraphs and notes 7, 8, and 9 to the consolidated financial statements.

	Payments due by fiscal year
					More
(Dollars in thousands)		Less than	1 to 3	3 to 5	than
Contractual obligations	Total	1 year	years	years	5 years

Senior Notes	$59,388	$—	$59,388	$—	$—
Mandatorily Redeemable Convertible Trust Preferred Securities(1)	125,317	125,317	—	—	—
Capital leases	528	272	256	—	—
Operating leases(2)	39,895	7,301	9,695	6,991	15,908

Total contractual obligations	$225,128	$132,890	$69,339	$6,991	$15,908

(1)	The Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) had an initial due date of March 31, 2028. However, on June 15, 2005, the company completed the redemption of its Securities. Since the entire security obligation was settled in 2006, the March 31, 2005 outstanding balance has been classified as “less than 1 year.”

(2)	Lease obligations are presented net of contractually binding sub-lease arrangements.

     The company anticipates that cash on hand, funds from continuing operations, the revolving credit agreement, and access to capital markets will provide adequate funds to finance acquisitions, capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

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
     The company’s total debt consists of Senior Notes, Convertible Trust Preferred Securities (the “Securities”), and capital lease obligations. Total debt at March 31, 2005 and 2004 was $185.2 million. The consistency in debt between periods reflects modest software and equipment acquisitions through capital leases made in the current year, offset by ongoing payment of capital lease obligations. Total debt was also reduced by the conversion of approximately $0.1 million of the company’s Securities to 6,831 common shares of the company during the current year. The company did not voluntarily repurchase Senior Notes or Securities during 2005. However, on June 15, 2005, the company completed the redemption of its Securities. Accordingly, the company’s total debt will reduce significantly in 2006.
     The Senior Notes are due in August 2006. In addition, there were no borrowings outstanding under the company’s revolving credit facility at March 31, 2005, with unused availability of $100 million as of March 31, 2005. The company was compliant with all financial covenants contained in its revolving credit facility at March 31, 2005 and anticipates that it will continue to comply with such covenants in the foreseeable future.

Mandatorily Redeemable Convertible Trust Preferred Securities

On June 15, 2005, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Securities”). The carrying value of the Securities as of March 31, 2005 was $125.3 million. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The Securities were converted at the conversions rate of 3.1746 to 1,264,505 common shares of the company. As a result of the redemption, the company will write-off deferred financing fees of $3.2 million in the first quarter of fiscal 2006. The financing fees, incurred at the timing of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028.
     The Securities were non-voting (except in limited circumstances) and paid quarterly distributions at an annual rate of 6.75%. The Securities were convertible into common shares at the rate of 3.1746 common shares for each Security (equivalent to a conversion price of $15.75 per common share). Approximately $0.1 million of the Securities debt was converted to 6,831 common shares of the company during the current year.

Senior Notes

The principal amount of Senior Notes outstanding at March 31, 2005 was $59.4 million. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of March 31, 2005 was approximately $1.0 million. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the company’s assets, and indebtedness of the company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the company at the option of the holders in the event of a change in control of the company.

Revolving Credit Facility

The company maintains a revolving credit agreement (“Revolver”), which provides the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases under certain conditions up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at March 31, 2005.

Cash Flow

			Increase
	Year ended March 31		(decrease)
(Dollars in Thousands)	2005	2004	$

Net cash provided by (used for) continuing operations:
Operating activities	$91,888	$(21,962)	$113,850
Investing activities	(1,846)	(52,118)	50,272
Financing activities	302	(100,041)	100,343

Cash flows provided by (used for) continuing operations	90,344	(174,121)	264,465
Net cash provided by discontinued operations	1,633	5,481	(3,848)

Net increase (decrease) in cash and cash equivalents	$91,977	$(168,640)	$260,617

     Cash flow provided by (used for) operating activities. The increase in operating cash flow can be attributed to higher earnings and working capital improvements in 2005. Most notably, improvements in customer repayment patterns and collection efforts resulted in a decrease in accounts receivable, despite a 15.7% increase in sales year-over-year. A portion of the improvement in accounts receivable during 2005 can be attributed to an unusually high balance at the beginning of the year. The higher beginning balance was mainly caused by the increase in fourth quarter 2004 sales volume of 42.1% compared with 2003. The company also recognized a slight decline in customer payment patterns during 2004.

     Cash flow used for investing activities. Cash used for investing activities during 2005 was for capital expenditures primarily related to information technology infrastructure and facility construction costs. In the comparable period last year, cash used for investing activities included the acquisitions of Kyrus Corporation for approximately $28.7 million (net of cash acquired) and Inter-American Data, Inc. for approximately $38.0 million, and capital expenditures of $1.6 million; offset by proceeds of $12.7 million received in 2004 from the sale of IED in 2003 as well as proceeds of $3.3 million from the sale of the company’s investment in Eurodis Electron PLC (“Eurodis”). The company recognized a gain of approximately $1.0 million from the sale of its investment in Eurodis, which was recorded as an adjustment to reconcile income from continuing operations to net cash used for operating activities.
     The estimated capital expenditures for 2006 are expected to be between $2.0 and $4.0 million and primarily relate to information systems and facility projects. Capital expenditures are expected to be funded by existing cash.
     Cash flow provided by (used for) financing activities. During 2005, the company paid dividends of approximately $3.3 million. Cash was also used for payments under the company’s capital lease obligations, which were $0.4 million in 2005 and classified within the “other” category. This activity was offset primarily by proceeds of $4.0 million received from the issuance of common stock under the company’s stock-based compensation plans.
     During 2004, cash used for financing activities was mainly used for the repurchase of Securities for approximately $17.0 million, the repurchase of Senior Notes for approximately $79.8 million, and dividend payments of approximately $3.5 million.
     As noted above, on June 15, 2005 the company completed the redemption of its Securities. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The carrying value of the Securities was $125.3 million at March 31, 2005.

Critical Accounting Policies, Estimates & Assumptions

The company’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting policies. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
     The company’s most significant accounting policies relate to the sale, purchase, distribution and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No material adjustments to the company’s accounting policies were made in 2005. Specific risks for these critical accounting policies are described in the following paragraphs.
     For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
     Revenue recognition. The company derives revenue from three primary sources: server and storage hardware, software, and services. Revenue is recorded in the period in which the goods or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.

     Regarding hardware sales, revenue is generally recognized when the product is shipped to the customer and when there are not unfulfilled obligations that affect the customer’s final acceptance of the arrangement. A portion of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms with the customer, product returns, and bears credit risk if the customer does not pay for the goods. As the principal with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized at the point of destination.
     Regarding software sales, the company offers proprietary software as well as remarketed software to its customers. Generally, software sales do not require significant production, modification, or customization at the time of shipment (physically or electronically) to the customer. As such, revenue from both proprietary and remarketed software sales is generally recognized when the software has been shipped. For software delivered electronically, delivery is considered to have occurred when the customer either takes possession of the software via downloading or has been provided with the requisite codes that allow for immediate access to the software.
     Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue at the time of executing the transaction in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
     Allowance for Doubtful Accounts. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as historical trends of the entire customer pool. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the company performs frequent credit evaluations of its customers.
     Inventories. Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. The company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The company provides a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products, the age of the inventory and return provisions provided by the distribution agreements. Actual amounts could be different from those estimated.
     Deferred Taxes. The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be expensed in the period such determination was made. The company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including valuation allowance), an adjustment to the deferred tax asset would decrease tax expense in the period such determination was made.

     Goodwill and Long-Lived Assets. In assessing the recoverability of the company’s goodwill and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill is estimated using a discounted cash flow valuation model. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, the company may be required to record impairment charges for these assets in the period such determination was made. For further information concerning the company’s calculation of impairment, see notes 1 and 5 in the accompanying consolidated financial statements.
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
     Valuation of Accounts Payable. The company’s accounts payable has been reduced by amounts claimed to vendors for returns, price protection and other amounts related to incentive programs. Amounts related to price protection and other incentive programs are recorded as adjustments to cost of goods sold or operating expenses, depending on the nature of the program. There is a time delay between the submission of a claim by the company and confirmation of agreement by our vendors. Historically, the company’s estimated claims have approximated amounts agreed to by vendors.
     Supplier Programs. The company receives funds from suppliers for price protection, product sales incentives and marketing and training programs, which are generally recorded, net of direct costs, as adjustments to cost of goods sold or operating expenses according to the nature of the program. The product sales incentives are generally based on a particular quarter’s sales activity and are primarily formula-based. Some of these programs may extend over one or more quarterly reporting periods. The company accrues supplier sales incentives and other supplier incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual supplier sales incentives may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

Recently Issued Accounting Standard

In December 2004, the FASB issued Statement 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes APB Opinion No. 25 and amends Statement 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) will be effective for the company at the beginning of the first fiscal year beginning after June 15, 2005, or the beginning of the company’s fiscal 2007.
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
     As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the company’s operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted Statement 123(R) in prior periods, the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 1 to the accompanying consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been significant.

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

Business Combinations

Kyrus Corporation (“Kyrus”). Kyrus was acquired on September 30, 2003. Kyrus was an IBM Master Distributor and Premier Business Partner in retail sales solutions. The acquisition expands the company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services to customers in the retail industry. The purchase price was $29.6 million, offset by approximately $0.9 million of cash acquired. In 2005, sales generated from the acquisition were $116.8 million, or 7.2% of consolidated sales. In 2004, the partial-year sales generated from the acquisition were $66.1 million, or 4.7% of consolidated sales.
     Inter-American Data, Inc. (“IAD”). IAD was acquired on February 17, 2004. IAD was a leading developer and provider of software and services to hotel casinos and major resorts in the United States. The acquisition provides significant opportunities for growth in the hospitality industry. The purchase price was $38.0 million. In 2005, sales generated from the acquisition were $32.8 million, or 2.0% of consolidated sales. In 2004, the partial-year sales generated from the acquisition were $3.7 million, or less than 1% of consolidated sales.
     The CTS Corporations (“CTS”). On May 31, 2005, the company acquired CTS, a leading, independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers, and public-sector clients. The acquisition of CTS initiates a relationship with EMC Corporation and will position the company as a leading provider of storage services. CTS works closely with corporate and public sector end-users to help optimize the value and performance of their IT storage systems, implementing storage solutions around major storage providers. The purchase price was $27.5 million, which included $2.6 million in assumed debt, and was funded by cash. In addition, the company will pay an earn-out to CTS shareholders based on the acquired business achieving specific financial performance targets. CTS has annual revenues of approximately $35.0 million and, based on the timing of the close of the transaction, contribution to 2006 revenues is expected to be approximately $30.0 million.

Discontinued Operations

During 2003, the company announced its strategic transformation to focus solely on its enterprise computer systems business. The transformation included the sale of substantially all of the assets and liabilities of the company’s Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. Cash proceeds from the sale were approximately $240 million. The assets sold consisted primarily of accounts receivable and inventories and the company’s shares of common stock in World Peace Industrial Co., Ltd., an Asian distributor of electronic components. The buyer also assumed certain liabilities.
     In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity. The company continues to incur certain costs related to IED and Aprisa, which are reported as loss from discontinued operations.

Restructuring Charges

Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. During 2005, the restructuring reserve was primarily reduced by ongoing payment of facilities obligations and minor adjustments to remaining facility obligations. As of March 31, 2005, $1.6 million of the restructuring charge remained, all of which relates to facilities obligations. Approximately $0.4 million is expected to be paid during 2006 for facilities obligations, representing accretion expense and the absence of sub-lease income that was assumed when the restructuring charge was initially recorded. Facilities obligations are anticipated to continue until 2010.
     Continuing operations. In the fourth quarter of 2003, concurrent with the sale of IED, the company announced the restructuring of its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the company’s strategic plan and were no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. During 2005, the restructuring reserve was reduced mainly by ongoing payment of facility obligations. As of March 31, 2005, $5.5 million of the restructuring charge remained, all of which relates to facilities obligations. Approximately $0.6 million is expected to be paid during 2006 for facilities obligations, which represents accretion expense and the absence of sub-lease income that was assumed when the restructuring charge was initially recorded. Facilities obligations are anticipated to continue until 2017.

Goodwill

On April 1, 2002, the company adopted FASB Statement 142, Goodwill and Other Intangible Assets. Statement 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives are no longer amortized, but are subject to annual impairment tests. All other intangible assets continue to be amortized over their estimated useful lives. Effective April 1, 2002, the company discontinued amortization of its goodwill in accordance with Statement 142.
     Under the required transitional provisions of Statement 142, the company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the company’s fiscal year 2003, using a two-step process. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value.
     As a result of the transitional impairment test, the company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2003 and is reflected in the accompanying consolidated statement of operations for the year ended March 31, 2003. The goodwill impairment was comprised of $25.7 million for the Industrial Electronics Division and $11.0 million for the operations of Aprisa which were sold and discontinued, respectively, in the fourth quarter of 2003. As reflected in the accompanying consolidated statement of cash flows for 2003, the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow.
     The company performed its latest annual impairment test as of February 1, 2005. The company concluded that the fair value of its two reporting units exceeded their carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of March 31, 2005, the company was not aware of any circumstances or events requiring an interim impairment of goodwill.

Investments

During 2004, the company sold its investment in Eurodis Electron PLC (“Eurodis”), a publicly traded European enterprise computer systems distributor. The realized gain was determined on the basis of specific identification of securities sold since the company liquidated its entire securities holding. Sales proceeds and realized gain on the sale were $3.3 million and $0.9 million, respectively.
     Management continually monitored the change in the value of its investment to determine whether declines in market value below cost were other-than-temporary. The company made such a determination based upon criteria that included the extent to which cost exceeded market value, the duration of the market decline, and the financial condition of and specific prospects of the issuer. In addition, the company evaluated its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. In 2003, as a result of the company’s sale of IED and subsequent change in business focus, the company’s intent concerning its investment changed. The investment no longer held strategic value and it was not the company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary, and in 2003 the company recognized a $14.6 million impairment charge to reduce the carrying value (cost basis) to market value.

Risk Control and Effects of Foreign Currency and Inflation

The company extends credit based on customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the consolidated financial statements when collections are in doubt.
     The company sells internationally and enters into transactions denominated in foreign currencies. As a result, the company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the company’s results of operations for the 2005, 2004 or 2003 fiscal years.
     The company believes that inflation has had a nominal effect on its results of operations in fiscal 2005, 2004 and 2003 and does not expect inflation to be a significant factor in fiscal 2006.

Risks Relating to the Company

The company is highly dependent on its key suppliers and supplier programs.
The company depends on a small number of key suppliers. During fiscal 2005, products purchased from IBM and HP, the company’s two largest suppliers, accounted for 72% and 16%, respectively, of the company’s sales volume. The loss of either of these suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition. From time to time, a supplier may terminate the company’s right to sell some or all of a supplier’s products or change the terms and conditions of the supplier relationship or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the company’s results of operations.

Risks associated with the indirect distribution of the company’s products and services may materially adversely affect the company’s financial results.

In addition to direct sales, the company markets and sells products and services indirectly through systems integrators, resellers and original equipment manufacturers. The company derives a significant percentage of its revenues from sales through these reseller partners. The company’s financial results could be materially adversely affected if the company’s agreements with its reseller partners were terminated, if the company’s relationships with its reseller partners were to deteriorate or if the financial condition of its reseller partners were to weaken. In addition, as the company’s market opportunities change, the company may have an increased reliance on its reseller partners, which may negatively impact the company’s gross margins. There can be no assurance that the company will be successful in maintaining or expanding the sales revenue generated by the indirect distribution of its products and services. If the company is not successful, the company may lose sales opportunities, customers and market share. In addition, there can be no assurance that the company’s reseller partners will not develop, market or sell products or services in competition with the company in the future.

The market for the company’s products and services is affected by rapidly changing technology and inventory obsolescence and if the company fails to anticipate and adapt to such changes and protect against inventory obsolescence, the company’s results of operations may suffer.

The markets in which the company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. The company’s future success will depend on its ability to adapt to changes in technology and industry standards. In addition, because the company maintains certain levels of inventory in order to ensure that the lead times to customers remain competitive, the company is subject to the risk of inventory obsolescence. If the company fails to successfully manage the challenges of rapidly changing technology and inventory obsolescence risks, the company’s results of operations may suffer.

Market factors could cause a decline in spending for information technology, adversely affecting our financial results.

Our revenue and profitability depend on the overall demand for our products and services. Delays or reductions in information technology by end users could materially adversely affect the demand for our products and services. If the markets for our products and services soften or continue to soften, our business, results of operations or financial condition could be materially adversely affected.

The company’s business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

As part of the company’s business strategy, the company seeks acquisition prospects that could accelerate the growth of its business by expanding its customer base, extending its reach into new markets and/or broadening the range of solutions it offers. However, acquisitions always present risks and uncertainties. These factors could have a material adverse effect on the company’s business, results of operations or financial condition.

Management has identified material weaknesses in the company’s disclosure controls and procedures and its internal control over financial reporting, which, if not remedied effectively, could result in a material misstatement of the company’s reported results.

As discussed elsewhere in this report, management has concluded that the company’s disclosure controls and procedures and internal control over financial reporting had material weaknesses as of March 31, 2005. The company has taken certain actions to begin to address these material weaknesses. The company’s inability to remediate these material weaknesses promptly and effectively could have a material impact on the reported results of operations and financial condition, as well as impair its ability to meet its quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of the company’s common shares. Prior to the remediation of these material weaknesses, there remains the risk that the transitional controls on which the company currently relies will not be sufficiently effective, which could result in a material misstatement of the company’s financial position or results of operations and require a restatement.

Forward Looking Information

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The company has assets, liabilities and cash flows in foreign currencies, primarily the Canadian dollar, creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts held by the company at March 31, 2005 or 2004.
     The company is currently exposed to interest rate risk from the floating-rate pricing mechanisms on its revolving credit facility; however, at March 31, 2005 or 2004, there were no borrowings outstanding.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is set forth beginning at page 28 of this Annual Report on Form 10-K.

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.

Item 9A.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The company’s disclosure controls and procedures include components of the company’s internal control over financial reporting.
Based upon, and as of the date of, this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were not effective solely because of the material weaknesses relating to the company’s internal control over financial reporting as described in “Management’s Report on Internal Control Over Financial Reporting” contained elsewhere in this report. In light of these material weaknesses, the Company performed additional analysis and post-closing procedures to ensure the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report present fairly in all material respects the company’s financial condition, results of operations and cash flows for the period presented.
(b) Internal control over financial reporting. See, “Management’s Report on Internal Control Over Financial Reporting” contained elsewhere in this report.
(c) Changes in internal control over financial reporting. There has been no change in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. However, during the first quarter of fiscal 2006, the company began implementing the remedial measures described in, “Management’s Report on Internal Control Over Financial Reporting.”

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors and Executive Officers of the Registrant.

Information required by this Item as to the Directors of the company appearing under the caption “Election of Directors” in the company’s Proxy Statement to be used in connection with the company’s 2005 Annual Meeting of Shareholders to be held on July 28, 2005 (the “2005 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the company’s Directors, executive officers, and holders of more than five percent of the company’s equity securities will be set forth in the 2005 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
     The company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, and Controller known as the “Code of Ethics for Senior Financial Officers” as well as a code of business conduct that applies to all employees of the company known as the “Code of Business Conduct.” Each of these documents is available on the company’s website at http://www.agilysys.com.

Item 11.    Executive Compensation.

The information required by this Item is set forth in the company’s 2005 Proxy Statement under the heading, “Election of Directors,” under the sub-heading “Information Regarding Meetings and Committees of the Board of Directors and Compensation of Directors,” and under the heading “Compensation of Executive Officers” under the sub-headings “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Long-Term Incentive Plans — Awards in Last Fiscal Year,” “Supplemental Executive Retirement Plan,” and “Employment Agreements,” which information is incorporated herein by reference. The information set forth in the 2005 Proxy Statement under the subheadings, “Shareholder Return Performance Presentation,” “Compensation Committee Report on Executive Compensation,” and “Audit Committee Report” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this Item is set forth in the company’s 2005 Proxy Statement under the heading “Share Ownership,” and under the heading “Compensation of Executive Officers” under the sub-heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is set forth in the company’s 2005 Proxy Statement under the heading “Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included in this Annual Report on Form 10-K beginning on page 31:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended March 31, 2005, 2004, and 2003
Consolidated Balance Sheets as of March 31, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2005, 2004, and 2003
Notes to the Consolidated Financial Statements
(a)(2) Financial statement schedule. The following financial statement schedule is included in this Annual Report on Form 10-K on page 60:

     Schedule II — Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. See the Index to Exhibits beginning at page 61 of this Annual Report on Form 10-K.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 29, 2005.

AGILYSYS, INC.

/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President, Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 29, 2005.

Signature	Title

/s/ ARTHUR RHEIN Arthur Rhein	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARTIN F. ELLIS Martin F. Ellis	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ CHARLES F. CHRIST Charles F. Christ	Director

/s/ CURTIS J. CRAWFORD Curtis J. Crawford	Director

/s/ THOMAS A. COMMES Thomas A. Commes	Director

/s/ HOWARD V. KNICELY Howard V. Knicely	Director

/s/ KEITH M. KOLERUS Keith M. Kolerus	Director

/s/ ROBERT A. LAUER Robert A. Lauer	Director

/s/ ROBERT G. MCCREARY, III Robert G. McCreary, III	Director

/s/ THOMAS C. SULLIVAN Thomas C. Sullivan	Director

AGILYSYS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2005

Report of Management

The consolidated financial statements of Agilysys, Inc. and subsidiaries have been prepared by the company, which is responsible for their integrity and objectivity. These statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on informed judgments and estimates. The company also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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
     The company’s independent registered public accounting firm, Ernst & Young LLP, audited the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards include obtaining an understanding of internal controls sufficient to plan the audit and to determine the nature, timing and extent of testing performed.
     The Audit Committee of the Board of Directors, consisting of independent directors, meets regularly with the company’s management, internal auditors and independent registered public accounting firm and reviews audit plans and results, as well as management’s actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Members of management, the internal auditors, and the independent auditors have direct and confidential access to the Audit Committee at all times.

/s/ ARTHUR RHEIN

Arthur Rhein
Chairman, President and Chief Executive
Officer

/s/ MARTIN F. ELLIS

Martin F. Ellis
Executive Vice President, Treasurer and
Chief Financial Officer

Management’s Report on Internal Control Over Financial Reporting

       The management of Agilysys Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the company did not maintain effective internal control over financial reporting as a result of the two material weaknesses discussed below.

•	Vendor Debits Process — Inadequate controls over the preparation and review of the reconciliation of the subsidiary ledger to the general ledger for vendor debits combined with inadequate controls over determining the appropriate reserve for collectibility of vendor debits resulted in a material weakness in internal control over the vendor debits process. These control deficiencies resulted in adjustments impacting the vendor debit and vendor debit reserve accounts. Vendor debits are transactional discounts on purchases from major suppliers. The vendor debit process is manually intensive, involves thousands of individual transactions and the vendor debit subsidiary ledger does not interface with the general ledger.

Management has performed a review of its internal control processes and procedures surrounding the Vendor Debits Process. As a result of this review, management is in the process of remediating the deficiencies described above. Additional review and approval of the vendor debit reconciliation and reserve analysis has been added. Furthermore, management is evaluating all systems and procedures relative to the vendor debit process with the objective of implementing automated and preventive controls and other process improvements.

•	Financial Statement Close Process — Inadequate controls over the Financial Statement Close Process resulted in several control deficiencies that, when aggregated, constitute a material weakness in internal control over the Financial Statement Close Process. The control deficiencies resulted from inadequate controls over the reconciliation of vendor rebates, recognition of equity income related to an unconsolidated entity, recognition of revenue, accrual of liabilities for employee incentives, valuation of service parts inventory within the retail hardware services business, amounts due to vendors within the retail hardware services business, accrual of liabilities for the long-term incentive compensation plan and accrual of the obligation for the supplemental executive retirement plan (“SERP”). These control deficiencies resulted in adjustments impacting the related accounts.

Management has performed a review of the company’s internal control processes and procedures surrounding the Financial Statement Close Process. As a result of this review, the company will be taking the following steps to remediate the deficiencies:

1.	To address inadequate controls over the reconciliation of vendor rebates, recognition of equity income related to an unconsolidated entity, recognition of revenue, and accrual of liabilities for employee incentives, a more comprehensive reconciliation and review process will be implemented to ensure the related controls, as designed, are operating effectively and the related financial statement accounts are accurately stated.
2.	To address inadequate controls over the valuation of service parts inventory and amounts due to vendors within the retail hardware services business, management has conducted a comprehensive review of the company’s hardware services business’s accounting processes and systems and is currently designing and implementing systems and procedures with the objective of implementing automated and preventive controls to mitigate the risk of control deficiencies.
3.	To address the inadequate controls over the accrual of liabilities for the long-term incentive compensation plan, management will review on a monthly basis actual operating performance versus plan requirements and record an additional accrual as required. For the accrual of the obligation for the SERP, management will provide to the Finance department written communication of any changes to the SERP. Such communications will be reviewed and assessed for the appropriate accounting and reporting requirements. The company will maintain evidence as to the effective operation of the new processes and controls so that management is able to assess the operating effectiveness of the company’s controls.
     Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Agilysys, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
     As discussed in Note 5 to the consolidated financial statements, in 2003, Agilysys, Inc. and subsidiaries changed their method of accounting for goodwill.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2005 expressed an unqualified opinion on management’s assessment that it did not maintain effective internal control over financial reporting as of March 31, 2005 and an adverse opinion on the effectiveness of internal control over financial reporting as of March 31, 2005 because of the effect of inadequate controls over the Vendor Debits Process and inadequate controls over the Financial Statement Close Process.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

June 23, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Agilysys, Inc. and Subsidiaries

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included elsewhere herein, that Agilysys, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, because of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Vendor Debits Process — Inadequate controls over the preparation and review of the reconciliation of the subsidiary ledger to the general ledger for vendor debits combined with inadequate controls over determining the appropriate reserve for collectibility of vendor debits resulted in a material weakness in internal control over the vendor debits process. These control deficiencies resulted in adjustments impacting the vendor debit and vendor debit reserve accounts. Vendor debits are transactional discounts on purchases from major suppliers. The vendor debit process is manually intensive, involves thousands of individual transactions and the vendor debit subsidiary ledger does not interface with the general ledger.
•	Financial Statement Close Process — Inadequate controls over the Financial Statement Close Process resulted in several control deficiencies that, when aggregated, constitute a material weakness in internal control over the Financial Statement Close Process. The control deficiencies resulted from inadequate controls over the reconciliation of vendor rebates, recognition of equity income related to an unconsolidated entity, valuation of service parts inventory within the retail hardware services business, accrual of liabilities for employee incentives, amounts due to vendors within the retail hardware services business, accrual of liabilities for the long-term incentive compensation plan, accrual of the obligation for the supplemental executive retirement plan, and recognition of revenue. These control deficiencies resulted in adjustments impacting the related accounts.
     These material weaknesses were identified by management subsequent to March 31, 2005. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 23, 2005 on those financial statements.
     In our opinion, management’s assessment that Agilysys, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Agilysys, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.
     We do not express an opinion or any other form of assurance on management’s statements referring to the remediation of the material weaknesses or the implementation of new controls.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

June 23, 2005

Consolidated Statements of Operations

Agilysys, Inc. and Subsidiaries

	Year ended March 31
(In thousands, except share and per share data)	2005	2004	2003

Net sales	$1,622,925	$1,403,216	$1,171,631
Cost of goods sold	1,415,477	1,222,314	1,022,378

Gross margin	207,448	180,902	149,253
Operating expenses
Selling, general, and administrative expenses	164,470	142,436	135,991
Restructuring charges	515	2,516	20,697

Operating income (loss)	42,463	35,950	(7,435)
Other (income) expenses
Other income, net	(1,984)	(6,687)	(966)
Interest income	(3,310)	(2,250)	(1,205)
Interest expense	6,517	10,318	10,456
Loss on retirement of debt, net	—	7,861	1,164
Investment impairment	—	—	14,600

Income (loss) before income taxes	41,240	26,708	(31,484)
Provision for income taxes	15,725	9,684	(11,739)
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	5,153	5,500	6,315

Income (loss) from continuing operations	20,362	11,524	(26,060)
(Loss) income from discontinued operations, net of taxes	(877)	(2,861)	18,777

Income (loss) before cumulative effect of change in accounting principle	19,485	8,663	(7,283)
Cumulative effect of change in accounting principle, net of $1,900 in taxes	—	—	(34,795)

Net income (loss)	$19,485	$8,663	$(42,078)

Earnings per share — basic
Income (loss) from continuing operations	$0.72	$0.42	$(0.96)
(Loss) income from discontinued operations	(0.03)	(0.10)	0.69

Income (loss) before cumulative effect of change in accounting principle	0.69	0.32	(0.27)
Cumulative effective of change in accounting principle	—	—	(1.27)

Net income (loss)	$0.69	$0.32	$(1.54)

Earnings per share — diluted
Income (loss) from continuing operations	$0.69	$0.41	$(0.96)
(Loss) income from discontinued operations	(0.02)	(0.10)	0.69

Income (loss) before cumulative effect of change in accounting principle	0.67	0.31	(0.27)
Cumulative effective of change in accounting principle	—	—	(1.27)

Net income (loss)	$0.67	$0.31	$(1.54)

Weighted average shares outstanding
Basic	28,100,612	27,743,769	27,291,683
Diluted	36,989,981	27,955,865	27,291,683

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

Agilysys, Inc. and Subsidiaries

	March 31
(In thousands, except share and per share data)	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$241,880	$149,903
Accounts receivable, net of allowance of $5,867 in 2005 and $3,829 in 2004	263,986	295,272
Inventories, net of allowance of $4,686 in 2005 and $8,425 in 2004	47,305	52,236
Deferred income taxes	9,379	9,255
Prepaid expenses	1,991	2,234
Assets of discontinued operations	702	5,451

Total current assets	565,243	514,351
Goodwill	173,774	179,975
Intangible assets, net of amortization of $2,864 in 2005	5,796	—
Investments	19,785	18,819
Other assets	20,241	11,396
Property and equipment
Land	480	480
Buildings and building improvements	12,742	12,502
Furniture and equipment	58,016	56,486
Software	32,743	31,845
Leasehold improvements	7,099	7,591

	111,080	108,904
Accumulated depreciation and amortization	80,761	73,783

Property and equipment, net	30,319	35,121

Total assets	$815,158	$759,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$228,775	$208,115
Accrued liabilities	38,178	39,047
Mandatorily Redeemable Convertible Trust Preferred Securities	125,317	—
Liabilities of discontinued operations	1,767	4,006

Total current liabilities	394,037	251,168
Long-term debt	59,624	59,503
Deferred income taxes	11,657	4,426
Other non-current liabilities	17,389	10,150
Mandatorily Redeemable Convertible Trust Preferred Securities	—	125,425

Shareholders’ Equity
Serial preferred shares, without par value; authorized 5,000,000; issued and outstanding — zero	—	—
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 28,820,531 and 32,115,614 shares outstanding in 2005 and 2004, respectively, including zero and 3,589,940 subscribed-for shares in 2005 and 2004, and net of 46,442 and 53,273 shares in treasury in 2005 and 2004, respectively	8,564	9,553
Capital in excess of stated value	88,927	126,070
Retained earnings	235,749	219,594
Unearned employee benefits	—	(42,325)
Unearned compensation on restricted stock awards	(873)	(2,499)
Accumulated other comprehensive income (loss)	84	(1,403)

Total shareholders’ equity	332,451	308,990

Total liabilities and shareholders’ equity	$815,158	$759,662

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Agilysys, Inc. and Subsidiaries

	Year ended March 31
(In thousands)	2005	2004	2003

Operating activities:
Net income (loss)	$19,485	$8,663	$(42,078)
Loss (gain) from discontinued operations	877	2,861	(18,777)
Cumulative effect of change in accounting principle	—	—	34,795

Income (loss) from continuing operations	20,362	11,524	(26,060)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Gain on buyback of Convertible Trust Preferred Securities	—	(734)	—
Gain on sale of investments	—	(906)	—
Loss on buyback of Senior Notes	—	8,595	1,788
Investment impairment	—	—	14,600
Gain on disposal of property and equipment	(12)	(59)	—
Depreciation	4,178	4,617	8,829
Amortization	7,417	5,329	7,994
Deferred income taxes	5,157	284	(5,545)
Changes in working capital
Accounts receivable	31,179	(93,895)	37,036
Inventory	4,931	2,762	25,860
Accounts payable	20,660	44,526	1,941
Accrued liabilities	(1,131)	(4,163)	(6,098)
Other working capital	36	(515)	1,607
Other	(889)	673	1,374

Total adjustments	71,526	(33,486)	89,386
Net cash provided by (used for) operating activities	91,888	(21,962)	63,326
Investing activities:
Acquisition of businesses, less cash acquired	—	(66,653)	—
Proceeds from sale of business	—	12,670	226,649
Purchases of property and equipment	(1,951)	(1,555)	(8,404)
Proceeds from sale of property and equipment	105	111	1,389
Proceeds from sale of investments	—	3,309	—

Net cash (used for) provided by investing activities	(1,846)	(52,118)	219,634
Financing activities:
Buyback of Convertible Trust Preferred Securities	—	(16,973)	—
Buyback of Senior Notes	—	(79,800)	(19,942)
Dividends paid	(3,330)	(3,517)	(3,350)
Issuance of common stock	4,006	869	2,151
Repurchase of common stock	—	(480)	—
Revolving credit borrowings	—	—	7,780
Revolving credit payments	—	—	(7,780)
Accounts receivable securitization financing borrowings	—	—	17,600
Accounts receivable securitization financing payments	—	—	(46,600)
Other	(374)	(140)	(653)

Net cash provided by (used for) financing activities	302	(100,041)	(50,794)
Cash flows provided by (used for) continuing operations	90,344	(174,121)	232,166
Cash flows provided by discontinued operations	1,633	5,481	64,977

Net increase (decrease) in cash and cash equivalents	91,977	(168,640)	297,143
Cash and cash equivalents at beginning of year	149,903	318,543	21,400

Cash and cash equivalents at end of year	$241,880	$149,903	$318,543

Supplemental disclosures of cash flow information:
Cash payments for interest	$14,507	$19,659	$15,145
Cash payments for income taxes, net of refunds received	$7,205	$1,329	$3,614
Distributions on Convertible Trust Preferred Securities	$8,463	$8,466	$12,123
Change in value of available-for-sale securities, net of taxes	$—	$—	$(955)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Agilysys, Inc. and Subsidiaries

		Stated	Capital in			Unearned	Accumulated
		value of	excess of		Unearned	compensation	other
	Common	common	stated	Retained	employee	on restricted	comprehensive
(In thousands, except per share data)	shares	shares	value	earnings	benefits	stock	income (loss)	Total

Balance at April 1, 2002	31,782	$9,452	$133,932	$259,876	$(56,115)	$(3,289)	$(3,159)	$340,697
Net loss	—	—	—	(42,078)	—	—	—	(42,078)
Unrealized translation adjustment	—	—	—	—	—	—	(100)	(100)
Unrealized loss on securities, net of $6.1 million in taxes	—	—	—	—	—	—	(10,968)	(10,968)
Reclassification of unrealized losses into earnings, net of $5.4 million in taxes	—	—	—	—	—	—	10,013	10,013

Total comprehensive loss								(43,133)
Shares transferred from Trust	(376)	(113)	(3,085)	—	3,198	—	—	—
Value change in subscribed-for shares	—	—	(22,618)	—	22,618	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,350)	—	—	—	(3,350)
Shares issued upon exercise of stock options	275	83	2,068	—	—	—	—	2,151
Tax benefit related to exercise of stock options	—	—	273	—	—	—	—	273
Restricted stock awards	376	113	3,085	—	—	(3,198)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,912	—	1,912

Balance at March 31, 2003	32,057	9,535	113,655	214,448	(30,299)	(4,575)	(4,214)	298,550
Net income	—	—	—	8,663	—	—	—	8,663
Unrealized translation adjustment	—	—	—	—	—	—	2,811	2,811
Unrealized gain on securities, net of $1.0 million in taxes	—	—	—	—	—	—	1,894	1,894
Reclassification of unrealized gains into earnings, net of $1.0 million in taxes	—	—	—	—	—	—	(1,894)	(1,894)

Total comprehensive income								11,474
Value change in subscribed-for shares	—	—	12,026	—	(12,026)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Shares issued upon exercise of stock options	112	34	835	—	—	—	—	869
Tax benefit related to exercise of stock options	—	—	18	—	—	—	—	18
Purchase of treasury shares	(53)	(16)	(464)	—	—	—	—	(480)
Amortization of unearned compensation	—	—	—	—	—	2,076	—	2,076

Balance at March 31, 2004	32,116	9,553	126,070	219,594	(42,325)	(2,499)	(1,403)	308,990
Net income	—	—	—	19,485	—	—	—	19,485
Unrealized translation adjustment	—	—	—	—	—	—	1,487	1,487

Total comprehensive income								20,972
Shares returned to Trust	39	12	318	—	(330)	—	—	—
Retirement of subscribed-for shares	(3,629)	(1,089)	(41,566)	—	42,655	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,330)	—	—	—	(3,330)
Shares issued upon exercise of stock options	327	98	3,908	—	—	—	—	4,006
Tax benefit related to exercise of stock options	—	—	295	—	—	—	—	295
Forfeiture of restricted stock award	(39)	(12)	(319)	—	—	331	—	—
Tax benefit related to forfeiture of restricted stock	—	—	115	—	—	—	—	115
Issuance of treasury shares	7	2	106	—	—	—	—	108
Amortization of unearned compensation	—	—	—	—	—	1,295	—	1,295

Balance at March 31, 2005	28,821	$8,564	$88,927	$235,749	$—	$(873)	$84	$332,451

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Agilysys, Inc. and Subsidiaries

(Table amounts in thousands, except per share data and note 16)

1.

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Operations. Agilysys, Inc. and its subsidiaries (the “company” or “Agilysys”) distributes and resells a broad range of enterprise computer systems products, including servers, storage, software and services. These products are sold to resellers and commercial end-users. The company has operations in North America and strategic investments in the United States and Europe.

     The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2005 refers to the fiscal year ended March 31, 2005.
     Principles of consolidation. The consolidated financial statements include the accounts of the company. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated. Unless otherwise indicated, amounts in the notes to the consolidated financial statements refer to continuing operations.
     Use of estimates. Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
     Revenue recognition. The company derives revenue from three primary sources: server and storage hardware, software, and services. Revenue is recorded in the period in which the goods or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.
     Regarding hardware sales, revenue is generally recognized when the product is shipped to the customer and when there are not unfulfilled obligations that affect the customer’s final acceptance of the arrangement. A majority of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms with the customer, product returns, and bears credit risk if the customer does not provide payment for the goods. As the principal with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized at the point of destination.
     Regarding software sales, the company offers proprietary software as well as remarketed software to its customers. Generally, software sales do not require significant production, modification, or customization at the time of shipment (physically or electronically) to the customer. As such, revenue from both proprietary and remarketed software sales is generally recognized when the software has been shipped. For software delivered electronically, delivery is considered to have occurred when the customer either takes possession of the software via downloading or has been provided with the requisite codes that allow for immediate access to the software.
     Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
     Supplier programs. Agilysys participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. In addition, the company receives incentives from suppliers related to cooperative advertising allowances, price protection and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as adjustments to gross margin or net advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred.
     Valuation of accounts payable. The company’s accounts payable has been reduced by amounts claimed to vendors for returns, price protection and other amounts related to incentive programs. Amounts related to price protection and other incentive programs are recorded as adjustments to cost of goods sold or operating expenses, depending on the nature of the program. There is a time delay between the submission of a claim by the company and confirmation of the claim by our vendors. Historically, the company’s estimated claims have approximated amounts agreed to by vendors.
     Income taxes. Income tax expense includes U.S. and foreign income taxes and is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized. In determining whether it is more likely than not that deferred tax assets will be realized, the company considers such factors as (a) expectations of future taxable income, (b) expectations of material changes in the present relationship between income reported for financial and tax purposes, and (c) tax-planning strategies.
     Foreign currency. The functional currency of the company’s Canadian subsidiary is its local currency. For this foreign operation, the assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Statement of operations accounts are translated at the monthly average exchange rates prevailing during the year. The gains or losses resulting from these translations are recorded as a separate component of shareholders’ equity. Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated operating results.
     Cash and cash equivalents. The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Such investments are readily convertible to cash with no penalty.
     Fair value of financial instruments. Estimated fair value of the company’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Assets:
Cash and cash equivalents	$241,880	$241,880	$149,903	$149,903
Accounts receivable	263,986	263,986	295,272	295,272
Liabilities:
Accounts payable	$228,775	$228,775	$208,115	$208,115
Senior Notes	59,388	62,004	59,388	65,500
Mandatorily Redeemable Convertible Trust Preferred Securities	125,317	150,381	125,425	123,500

     The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of the company’s Senior Notes is estimated using rates currently available for securities with similar terms and remaining maturities. The fair value of the Mandatorily Redeemable Convertible Trust Preferred Securities represents market value as determined in the over the counter market.
     Investments in affiliated companies. The company enters into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The company has investments in affiliates accounted for using the equity method and the cost method. For those investments accounted for under the equity method, the company’s proportionate share of income or losses from affiliated companies is recorded in other (income) expense.
     Concentrations of credit risk. Financial instruments that potentially subject the company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk on accounts receivable is mitigated by the company’s large number of customers and their dispersion across many different industries and geographies. The company extends credit based on customers’ financial condition and generally, collateral is not required. To further reduce credit risk associated with accounts receivable, the company also performs periodic credit evaluations of its customers.
     Allowance for Doubtful Accounts. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as other trends of the entire customer pool. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the company performs frequent credit evaluations of its customers.
     Concentrations of supplier risk. The company sells products supplied by five primary suppliers. The company’s largest supplier, IBM, supplied 72%, 72% and 63% of the company’s sales volume in 2005, 2004 and 2003, respectively. Sales of products sourced by HP accounted for 16%, 16% and 20% of the company’s sales volume in 2005, 2004, and 2003, respectively. The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company.
     Inventories. Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method on a first-in, first-out basis. The company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. Reserves for slow-moving and obsolete inventory were $4.7 million and $8.4 million at March 31, 2005 and 2004, respectively.
     Intangible assets. Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships are being amortized using an accelerated method, which reflects the period the asset is expected to contribute to the future cash flows of the company. The company’s finite-lived intangible assets are being amortized over periods ranging from three to eight years. The company has an indefinite-lived intangible asset relating to purchased trade names. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value.
     Goodwill. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Effective April 1, 2002, the company adopted Financial Accounting Standards Board (“FASB”) Statement 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer subject to amortization; rather, is subject to periodic impairment testing at least annually.
     Statement 142 required that goodwill be tested for impairment upon adoption (the transition impairment test) and at least annually, thereafter. Impairment exists when the carrying amount of goodwill exceeds its fair value. Upon adoption of Statement 142, the company performed valuations of its reporting units for transitional purposes and, based on these valuations, concluded that goodwill was impaired. Accordingly, the company recorded an impairment charge of $36.7 million, before taxes, which was recorded as a cumulative effect of change in accounting principle in 2003. The company conducted its annual goodwill impairment test as of February 1, 2005 and 2004 and, based on the analyses, concluded that goodwill was not impaired. Goodwill will also be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment. Prior to adoption of Statement 142 in 2003, the company regularly evaluated its goodwill for impairment, considering such factors as historical and future profitability.
     Long-lived assets. Property and equipment are recorded at cost. Major renewals and improvements are capitalized, as are interest costs on capital projects. Minor replacements, maintenance, repairs and reengineering costs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized.
     Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $7.0 million, $7.8 million and $14.8 million during 2005, 2004 and 2003, respectively.
     The company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.
     Stock-based compensation. The company applies the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation costs, which is referred to as the intrinsic value method. Since the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for the company’s stock option plans. The company has adopted the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
     The following table shows the effects on net income (loss) and earnings (loss) per share had compensation cost been measured on the fair value method pursuant to Statement 123. The pro forma expense determined under the fair value method presented in the table below relates only to stock options that were granted as of March 31, 2005, 2004 and 2003. Accordingly, the impact of applying the fair value method is not indicative of future amounts.

	For the year ended March 31
	2005	2004	2003

Net income (loss), as reported	$19,485	$8,663	$(42,078)
Compensation cost based on fair value method, net of taxes	(1,908)	(3,564)	(3,365)

Pro forma net income (loss)	$17,577	$5,099	$(45,443)

Earnings (loss) per share — basic
As reported	$0.69	$0.32	$(1.54)
Pro forma	0.63	0.19	(1.67)
Earnings (loss) per share — diluted
As reported	$0.67	$0.31	$(1.54)
Pro forma	0.61	0.18	(1.67)

     Earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period and adjusting income available to common shareholders for the assumed conversion of all potentially dilutive securities, as necessary. The dilutive common equivalent shares outstanding is computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings (loss) per incremental share in the sequence of potential common shares.
     Comprehensive income (loss). Comprehensive income (loss) is defined as net income (loss) plus the aggregate change in shareholders’ equity, excluding changes in ownership interests, referred to as accumulated other comprehensive income (loss). At March 31, 2005 and 2004, accumulated other comprehensive income (loss) included in shareholders’ equity consisted of foreign currency translation adjustments of $84,000 and $(1.4) million, respectively.
     Segment reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. The company has concluded that its two operating segments meet the necessary aggregation criteria for reporting one consolidated business segment. See note 13 for a discussion of the company’s segment reporting.
     Related party transactions. The Secretary of the company is also a partner of the law firm Calfee, Halter & Griswold LLP (“Calfee”), which provides legal services to the company. Legal costs paid to Calfee by the company are not material to operating results.
     Recent Accounting Standards. In June 2002, the FASB issued Statement 146, Accounting for Exit or Disposal Activities. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Statement 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The company adopted this Statement effective January 1, 2003 and used the guidelines as a basis for reporting exit and disposal activities related to the company’s discontinued operations and restructuring. See further discussion of the impact on the company’s financial position and results of operations in note 4.
     In April 2003, the EITF reached consensus on Issue No. 01-03, Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree. EITF 01-03 provides guidance regarding the recognition of deferred revenue as a liability with respect to business combinations. The Task Force concluded that an acquiring entity should recognize a liability related to a revenue arrangement of an acquired entity only if it has assumed a legal obligation to provide goods, services, or other consideration to a customer. The amount assigned to the liability should be based on its fair value at the date of acquisition.
     The company adopted the guidance set forth in EITF 01-03 to record deferred revenues purchased in connection with the acquisitions of Inter-American Data, Inc. and Kyrus Corporation in 2004, which resulted in liabilities of $3.8 million and $3.5 million, respectively.
     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments, such as instruments in the form of shares that are mandatorily redeemable, as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company evaluated the requirements of this Statement and concluded that the Statement does not apply to the company’s 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities since they are convertible into the company’s common shares.
     In December 2004, the FASB issued Statement 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes APB Opinion No. 25 and amends Statement 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) will be effective for the company at the beginning of the first fiscal year beginning after June 15, 2005, or the beginning of the company’s fiscal 2007.
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
     Reclassifications. Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

2.

RECENT ACQUISITIONS

In accordance with FASB Statement 141, Business Combinations, the company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair values of the net assets acquired is recorded as goodwill. In 2004, the company acquired two businesses, Kyrus Corporation (“Kyrus”) and Inter-American Data, Inc. (“IAD”).

Kyrus Corporation

Kyrus was acquired on September 30, 2003. The results of Kyrus’ operations have been included in the company’s consolidated financial statements since that date. Kyrus was an IBM Master Distributor and Premier Business Partner in retail sales solutions. The acquisition expands the company’s operations to include a wide range of services and solutions, including hardware and software products and extensive professional services to customers in the retail industry. The purchase price was $29.6 million, offset by approximately $0.9 million of cash acquired. Approximately $26.6 million of the purchase price was assigned to goodwill in 2004 based on the estimated fair values of the net assets acquired.
     During 2005, the company finalized its purchase price allocation and made several adjustments to the fair value assigned to the net assets acquired. The company recorded an additional $26,700 of costs that were directly associated with the Kyrus acquisition, resulting in an increase to goodwill. The company also received $50,000 upon settlement of monies in escrow, resulting in a decrease to goodwill. In addition, the company lowered the estimated fair value of certain liabilities assumed by approximately $0.2 million, resulting in a decrease to goodwill. Finally, the company recorded a liability of $1.4 million relating to tax uncertainties existing at the date of acquisition, which increased goodwill. The company may have to record additional amounts for similar tax uncertainties in the future; however such amounts cannot be estimated at this time. Any additional amounts recorded by the company for tax uncertainties that existed at the date of acquisition will result in a change to goodwill.
     In addition to the above, the company recorded approximately $1.9 million of intangible assets acquired, resulting in a decrease to goodwill. Of the intangible assets acquired, $1.7 million was assigned to customer relationships, which is being amortized over five years using an accelerated method; $210,000 was assigned to non-competition agreements, which is being amortized over six years using the straight-line method; and $30,000 was assigned to developed technology, which is being amortized over eight years using the straight-line method. It is not anticipated that such assets will have significant residual values.
     At March 31, 2005, $25.8 million of the purchase price had been assigned to goodwill. None of the goodwill is expected to be deductible for income tax purposes.

Inter-American Data, Inc.

IAD was acquired on February 17, 2004. The results of IAD’s operations have been included in the company’s consolidated financial statements since that date. IAD was a leading developer and provider of software and services to hotel casinos and major resorts in the United States. The acquisition provides significant opportunities for growth in the hospitality industry. The purchase price was $38.0 million, with approximately $35.7 million assigned to goodwill in 2004 based on the estimated fair values of assets acquired and liabilities assumed.
     During 2005, the company finalized its purchase price allocation and made several adjustments to the fair value assigned to the net assets acquired. The company recorded an additional liability of $0.2 million assumed in the acquisition, with a corresponding increase to goodwill. The liability related to one-time involuntary termination costs for employees of IAD whose job functions were terminated during the integration of IAD. Termination benefits are expected to continue through the current fiscal year. The company also lowered the estimated fair value of certain assets acquired by $1.0 million, resulting in an increase to goodwill.
     During 2005, the company also recorded $6.7 million of intangible assets acquired, resulting in a decrease to goodwill. Of the intangible assets acquired, $3.6 million was assigned to customer relationships, which is being amortized over five years using an accelerated method; $1.4 million was assigned to developed technology, which is being amortized over six years using the straight-line method; $690,000 was assigned to non-competition agreements, which are being amortized over seven to eight years using the straight-line method; $80,000 was assigned to patented technology, which is being amortized over three years using the straight-line method; and $900,000 was assigned to trade names, which have been assigned indefinite useful lives and will be tested for impairment at least annually. It is not anticipated that such assets will have significant residual values.
     At March 31, 2005, $30.2 million of the purchase price had been assigned to goodwill. Goodwill relating to the purchase of IAD is deductible for income tax purposes.

3.

DISCONTINUED OPERATIONS

During 2003, the company announced its strategic transformation to focus solely on its enterprise computer systems business. The transformation included the sale of substantially all of the assets and liabilities of the company’s Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company continues to incur certain costs related to IED and Aprisa, which are reported as loss from discontinued operations.

     For the years ended March 31, 2005 and 2004, the company realized a loss from discontinued operations of $0.9 million (net of $0.5 million in taxes) and $2.9 million (net of $2.7 million in taxes), respectively. For the year ended March 31, 2003, the company realized income from discontinued operations of $18.8 million (net of $9.3 million in taxes). The loss from discontinued operations for the year ended March 31, 2005 included the sale of a vacant distribution facility and adjacent vacant land. Proceeds from the sale of the distribution facility and land were approximately $3.3 million, resulting in a loss on sale of $0.3 million.
     At March 31, 2005, the assets of discontinued operations were $0.7 million and related to accounts receivable and deferred taxes. The liabilities of discontinued operations were $1.8 million and related to restructuring liabilities for ongoing lease commitments and deferred taxes.

4.

RESTRUCTURING CHARGES

Continuing Operations

In the fourth quarter of 2003, concurrent with the sale of IED, the company announced the restructuring of its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the company’s strategic plan and were no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the consolidated statement of operations. During 2004, additional restructuring costs of $2.5 million were incurred as a result of facility closures, the change in the company’s name, and other costs associated with the 2003 reorganization.
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
     Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employment
	costs	Facilities	Total

Balance at April 1, 2003	$5,731	$6,097	$11,828
Additions	—	2,066	2,066
Accretion of lease obligations	—	450	450
Payments	(5,706)	(2,819)	(8,525)

Balance at March 31, 2004	25	5,794	5,819
Accretion of lease obligations	—	427	427
Payments	(25)	(851)	(876)
Adjustments	—	88	88

Balance at March 31, 2005	$—	$5,458	$5,458

     Of the remaining $5.5 million liability at March 31, 2005, approximately $0.6 million is expected to be paid during 2006 for ongoing obligations of a vacated facility. Facility obligations are expected to continue until 2017.

Discontinued Operations

In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. The significant components of the charge were as follows: $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively.
     Following is a reconciliation of the beginning and ending balances of the restructuring liability related to discontinued operations:

	Severance
	and other
	employment
	costs	Facilities	Other	Total

Balance at April 1, 2003	$7,332	$5,785	$274	$13,391
Additions	—	545	—	545
Accretion of lease obligations	—	162	—	162
Payments	(7,308)	(3,232)	(219)	(10,759)

Balance at March 31, 2004	24	3,260	55	3,339
Accretion of lease obligations	—	96	—	96
Payments	(24)	(1,295)	—	(1,319)
Adjustments	—	(422)	(55)	(477)

Balance at March 31, 2005	$—	$1,639	$—	$1,639

     Of the remaining $1.6 million reserve at March 31, 2005, approximately $0.4 million is expected to be paid during 2006 for ongoing obligations of vacated facilities. Facilities obligations are expected to continue until 2010.

5.

GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2004 are as follows:

	2005	2004

Beginning of year	$179,975	$117,545
Goodwill adjustment — Kyrus (note 2)	(753)	26,557
Goodwill adjustment — IAD (note 2)	(5,547)	35,742
Impact of foreign currency translation	99	131

End of year	$173,774	$179,975

     In accordance with FASB Statement 142, Goodwill and Other Intangible Assets, the company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The company uses a measurement date of February 1 for its annual impairment test of goodwill. Goodwill is tested for impairment at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill.
     As of February 1, 2005, which was the latest annual impairment test performed, the company concluded that the fair value of its two reporting units exceeded their carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of March 31, 2005, the company was not aware of any circumstances or events requiring an interim impairment test of goodwill.
     Under the required transitional provisions of Statement 142, the company identified and evaluated its reporting units for impairment as of April 1, 2002, the first day of the company’s fiscal year 2003, using the two-step process prescribed by the Statement. The first step involved identifying the reporting units with carrying values, including goodwill, in excess of fair value. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit, and a market approach of guideline companies in similar transactions. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill at the date of adoption. This was due primarily to market conditions and relatively low levels of sales. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result, the company recorded an impairment charge of $36.7 million, before tax, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2003. The goodwill impairment was comprised of $25.7 million for IED and $11.0 million for the operations of Aprisa. Both of these businesses are reported as discontinued operations.

Intangible Assets

The following table summarizes the company’s intangible assets at March 31, 2005:

	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount

Amortized intangible assets:
Customer relationships	$5,300	$(2,418)	$2,882
Non-competition agreements	910	(151)	759
Developed technology	1,470	(266)	1,204
Patented technology	80	(29)	51

	7,760	(2,864)	4,896
Unamortized intangible assets:
Trade names	900	NA	900

Total intangible assets	$8,660	$(2,864)	$5,796

     There were no intangible assets at March 31, 2004. Amortization expense relating to intangible assets for the years ended March 31, 2005 and 2004 was $2.9 million and zero, respectively. The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows: 2006 - $2.0 million, 2007 - $1.2 million, 2008 - $0.7 million, 2009 - $0.5 million, and 2010 - $0.3 million.

6.

INVESTMENTS

At March 31, 2005 and 2004, the company’s investments consisted of the following:

	2005	2004

Magirus AG	$14,737	$13,771
Other non-marketable equity securities	5,048	5,048

Total	$19,785	$18,819

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

Other Non-Marketable Equity Securities

Other non-marketable equity securities consist of capital stock ownership in a privately held company where a market value is not readily available and the company does not exercise significant influence over its operating and financial policies. As such, the investment is stated at cost, which does not exceed estimated net realizable value. The fair value of the company’s cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Sale of Investment

During 2004, the company sold its investment in Eurodis Electron PLC (“Eurodis”), a publicly traded European enterprise computer systems distributor. The realized gain was determined on the basis of specific identification of securities sold since the company liquidated its entire securities holding. Sales proceeds and realized gain on the sale were $3.3 million and $0.9 million, respectively.
     Management continually monitored the change in the value of its investment to determine whether declines in market value below cost were other-than-temporary. The company made such a determination based upon criteria that included the extent to which cost exceeded market value, the duration of the market decline, and the financial condition of and specific prospects of the issuer. In addition, the company evaluated its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. When it was concluded that the market value decline was temporary, the changes in market value were included in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet. In 2003, as a result of the company’s sale of IED and subsequent change in business focus, the company’s intent concerning its investment changed. The investment no longer held strategic value and it was not the company’s intent to retain the investment for a long period of time. Therefore, the decline in market value was deemed to be other than temporary, and in 2003 the company recognized a $14.6 million impairment charge to reduce the carrying value (cost basis) to market value. This non-cash charge was included as investment impairment in other (income) expense in the consolidated statement of operations in 2003.

7.

LEASE COMMITMENTS

Capital Leases

The company is the lessee of certain equipment under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.
     Minimum future lease payments under capital leases as of March 31, 2005 for each of the next five years and in the aggregate are:

Amount

Year ending March 31:
2006	$272
2007	178
2008	78
2009	—
2010	—

Total minimum lease payments	528
Less: amount representing interest	(26)

Present value of minimum lease payments	$502

     Interest rates on capitalized leases vary from 5.2% to 9.5% and are imputed based on the lower of the company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Leases

The company leases certain office and warehouse facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Certain facilities and equipment leases contain renewal options for periods up to 10 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.
     The following is a schedule by years of future minimum rental payments required under operating leases, excluding real estate taxes and insurance, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2005:

	Continuing	Discontinued
	operations	operations	Total

Year ending March 31:
2006	$6,359	$942	$7,301
2007	4,659	625	5,284
2008	3,938	473	4,411
2009	3,301	466	3,767
2010	2,785	439	3,224
Thereafter	15,739	169	15,908

Total minimum lease payments	$36,781	$3,114	$39,895

     Total minimum future rental payments have been reduced by $2.7 million of sublease rentals to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $8.1 million, $7.0 million, and $11.8 million for 2005, 2004, and 2003, respectively.

8.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2005 and 2004:

	2005	2004

Senior Notes, due August 2006	$59,388	$59,388
Capital lease obligations	502	399

	59,890	59,787
Less: current maturities of long-term obligations	(266)	(284)

	$59,624	$59,503

     The company’s debt outstanding at March 31, 2005 consists primarily of $59.4 million principal amount of 9.5% Senior Notes (the “Notes”) due August 2006. Interest is payable semi-annually. The indenture under which the Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the company’s assets, and indebtedness of the company’s restricted subsidiaries. The Notes are subject to mandatory repurchase by the company at the option of the holders in the event of a change in control of the company. The fair value of the Notes was $62.0 million and $65.5 million at March 31, 2005 and 2004, respectively.
     During 2004, the company repurchased Notes for cash at prices ranging from $1,025 to $1,113 per $1,000 principal amount. The company repurchased Notes approximating $71.6 million. The premium paid, as well as the disposition of other financing fees, resulted in a charge of approximately $8.6 million, which is included in other (income) expense.

Revolving Credit Agreement

In April 2003, the company entered into an unsecured, three-year revolving credit agreement (the “Revolver”) with a consortium of six banks. The Revolver provides the company with the ability to borrow up to $100 million, limited to certain borrowing base calculations, and allows for increases, under certain conditions, up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at March 31, 2005 or 2004.
     The Revolver contains certain restrictive and financial covenants including limitations on other borrowings, investment expenditures and the maintenance of certain financial ratios, such as leverage, fixed charge coverage and net worth, among other restrictions. The company is in compliance with all covenants.

9.

MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES

In 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Pioneer-Standard Trust, a statutory business trust, is a wholly-owned consolidated subsidiary of the company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures of Agilysys, Inc. due March 31, 2028 (the “Trust Debentures”). The company has executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provide a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities. The Trust Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 6.75%, carry a liquidation value of $50 per share and are convertible at the option of the holder into the company’s Common Shares at any time prior to the close of business on March 31, 2028. After March 31, 2003, the Trust Preferred Securities were redeemable, at the option of the company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust Preferred Security. As of March 31, 2005, the Trust Preferred Securities were redeemable at the option of the company for a redemption price of 102.025%. The redemption price will be reduced to 100% of par by March 31, 2008.

     In 2005, 2,152 Trust Preferred Securities were converted into 6,831 shares of the company’s common stock. The conversion reduced the carrying value of the Trust Preferred Securities to $125.3 million. As of March 31, 2005, a total of 368,652 Trust Preferred Securities had been redeemed or converted by the company. See Note 18 for a discussion of the company’s redemption of the Trust Preferred Securities subsequent to year-end.
     In 2004, the company repurchased 365,000 Trust Preferred Securities, approximating $18.3 million face value, for a cash purchase price of approximately $17.0 million. The difference between the face value and cash paid, partially offset by the expensing of related deferred financing fees, resulted in a net gain of $0.7 million, which is included in the other (income) expense in 2004. As of March 31, 2004, a total of 366,500 Trust Preferred Securities had been redeemed.
     At March 31, 2005 and 2004, the fair market value of the Trust Preferred Securities was $150.4 million and $123.5 million, respectively.

10.

INCOME TAXES

The components of income (loss) before income taxes from continuing operations and income tax provision are as follows:

	2005	2004	2003

Income (loss) before income taxes
Domestic	$41,346	$27,257	$(29,381)
Foreign	(106)	(549)	(2,103)

Total	$41,240	$26,708	$(31,484)

Provision for income taxes
Current
Federal	$9,362	$7,886	$(3,510)
State and local	889	60	131
Foreign	121	127	180

Total	10,372	8,073	(3,199)
Deferred
Federal	6,325	856	(6,949)
State and local	(3,216)	992	(380)
Foreign	2,244	(237)	(1,211)

Total	5,353	1,611	(8,540)

Provision for income taxes	$15,725	$9,684	$(11,739)

     A reconciliation of the federal statutory rate to the company’s effective income tax rate for continuing operations is as follows:

	2005	2004	2003

Statutory rate	35.0%	35.0%	(35.0)%
Provision (benefit) for state taxes	4.8	(1.3)	(6.5)
Change in valuation allowance	(3.0)	3.9	3.6
Settlement of income tax audits	(0.5)	(2.4)	—
Foreign rate differential	—	0.3	(0.9)
Meals & entertainment	1.4	1.6	0.7
Equity investment and other, net	0.4	(0.8)	0.8

Effective rate	38.1%	36.3%	(37.3)%

     Deferred tax assets and liabilities as of March 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Capitalized inventory costs	$291	$257
Accrued liabilities	4,433	1,615
Allowance for doubtful accounts	2,055	1,415
Inventory valuation reserve	3,618	3,581
Restructuring reserve	2,052	2,212
Federal domestic net operating losses	1,119	8,841
Foreign net operating losses	1,696	1,370
Property and equipment	2,240	1,181
State net operating losses	7,188	8,363
Other	626	461

	25,318	29,296
Less: valuation allowance	(7,309)	(8,363)

Total	$18,009	$20,933

Deferred tax liabilities:
Deferred revenue	$203	$331
Software amortization	2,719	3,044
Goodwill and other intangible assets	15,826	12,460
Other	349	270

Total	$19,097	$16,105

Total deferred tax assets (liabilities)	$(1,088)	$4,828

     Long term deferred tax assets of approximately $1.2 million are included in other assets at March 31, 2005.
     At March 31, 2005, the Company had $3.2 million of federal net operating loss carryforwards that expire, if unused, in years 2023 through 2025. Approximately $130,000 of this is related to a non-consolidated affiliated subsidiary. A valuation allowance of $45,000 has been recognized to offset the deferred tax asset related to that subsidiary’s net operating loss.
     At March 31, 2005, the Company had $4.7 million of foreign net operating loss carryforwards that expire, if unused, in years 2007 through 2011. Additionally, a valuation allowance of $2.5 million has been recognized because it is more likely than not that foreign deferred tax assets, including carryforwards noted above, will not be utilized.
     At March 31, 2005, the Company had $206 million of state net operating loss carryforwards that expire, if unused, in years 2008 through 2019. The valuation allowance has been reduced by $3.5 million to properly reflect the tax benefit of net operating losses more likely than not to be utilized. Of the total state net operating losses, $11.0 million resulted from the Company’s 2004 acquisition of Kyrus Corporation. In the current year, the Company recognized tax expense and reduced goodwill for the tax benefit of $94,000 related to the valuation allowance on acquired state net operating losses. When realized in future years, $461,000 of the valuation allowance related to the Kyrus Corporation state net operating losses will be applied to reduce goodwill.

11.

EMPLOYEE BENEFIT PLANS

The company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the company matching a percentage thereof. The company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and company matching contributions were $2.9 million, $2.2 million, and $2.3 million for 2005, 2004, and 2003, respectively.

     The company also provides a non-qualified benefit equalization plan covering certain employees, which provides for employee deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company’s 401(k) plan if it were not for limitations imposed by income tax regulations. Contribution expense for the benefit equalization plan was $0.1 million in 2005, 2004, and 2003.
     The company also provides a supplemental executive retirement plan (“SERP”) for certain officers of the company. The SERP is a non-qualified plan designed to provide retirement benefits and life insurance for the plan participants. The projected benefit obligation related to the SERP was $11.9 million at March 31, 2005, of which $8.8 million has been accrued in accordance with FASB Statement 87, Employers Accounting for Pensions. The company also recognized an intangible asset of $2.9 million in 2005 in accordance with Statement 87. The projected benefit obligation related to the SERP was $8.8 million at March 31, 2004, of which $2.4 million had been accrued at March 31, 2004. The annual expense for the SERP was $3.6 million, $0.6 million, and $0.6 million in 2005, 2004, and 2003, respectively.
     In conjunction with the benefit equalization plan and SERP, the company has invested in life insurance policies related to certain employees to satisfy future obligations of the plans. The cash surrender value of the policies was $6.3 million and $4.7 million at March 31, 2005 and 2004, respectively.

12.

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

13.

BUSINESS SEGMENTS

The company is a leading distributor and premier reseller of enterprise computer technology solutions. The company is principally engaged in the distribution and reselling of three specific product areas: server and storage hardware, software, and services. These technology solutions are offered to two primary customer groups, value-added resellers, which often are privately held with annual sales ranging from approximately $10 million to $400 million, and end-user customers, which range from medium to large corporations as well as the public sector.

     The company’s chief operating decision maker (i.e., chief executive officer) reviews financial information presented at varying levels of detail for purposes of making operating decisions and assessing financial performance. The chief operating decision maker’s primary review, however, focuses on the company’s two primary customer groups. In accordance with FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information, the company has two operating segments separated between the customer group focus. Given the similar economic characteristics between the two operating segments and the other aggregation criteria established by Statement 131, the company’s two operating segments have been combined into one reportable business segment. Reporting segment information as a consolidated entity is consistent with the company’s focus on providing enterprise computer technology solutions to its customers.

     The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for less than 5% of total revenues for 2005, 2004, and 2003. Total revenues for the company’s three specific product areas are as follows:

	For the year ended March 31
	2005	2004	2003

Hardware	$1,321,831	$1,134,762	$969,629
Software	221,718	211,974	172,558
Services	79,376	56,480	29,444

Total	$1,622,925	$1,403,216	$1,171,631

14.

SHAREHOLDERS’ EQUITY

Capital Stock

Holders of the company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2005 and 2004, there were no shares of preferred stock outstanding.

Subscribed-for Shares

In July 1996, the company entered into a Share Subscription Agreement and Trust (the “Trust”) with Wachovia Bank of North Carolina. The Trust had subscribed for 5,000,000 common shares of the company which were to be paid for over the 15 year term of the Trust. Proceeds from the sale of the common shares were to be used to fund company obligations under various employee benefit plans, to pay cash bonuses and other similar employee related company obligations. The subscribed-for common shares were deemed to be issued and outstanding for voting and dividend purposes, but were not fully paid and non-assessable until payment for such common shares was received as provided in the Trust. In accordance with U.S. generally accepted accounting principles, none of the subscribed-for shares were deemed outstanding for purposes of calculating earnings per share until payment was received for the common shares as provided in the Trust.
     In December 2004, the company terminated the Trust. Upon termination, the remaining 3.6 million common shares subject to the Trust were dissolved with the related common shares cancelled and retired. This activity reduced the stated value of common shares by $1.1 million, capital in excess of stated value by $41.6 million and unearned employee benefits by $42.7 million.
     The shares subscribed for by the Trust were recorded in unearned employee benefits, which was a contra equity account, and adjusted to market value at each reporting period with an offsetting adjustment to capital in excess of stated value. There were 1.4 million shares released from the Trust prior to 2005. During 2005, 39 shares were returned back to the Trust prior to its termination.

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

15.

EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share from continuing operations and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

	For the year ended March 31
	2005	2004	2003

Numerator:
Income (loss) from continuing operations — basic	$20,362	$11,524	$(26,060)
Distributions on convertible preferred shares, net of taxes	5,153	—	—

Income (loss) from continuing operations — diluted	$25,515	$11,524	$(26,060)

Denominator:
Weighted average shares outstanding — basic	28,101	27,744	27,292
Effect of dilutive securities:
Stock options and unvested restricted stock	928	212	—
Convertible preferred shares	7,961	—	—

Weighted average shares outstanding — diluted	36,990	27,956	27,292

Earnings (loss) per share from continuing operations
Basic	$0.72	$0.42	$(0.96)
Diluted	$0.69	$0.41	$(0.96)

     Diluted earnings (loss) per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.

     For the years ended March 31, 2004, and 2003, 8.1 million, and 9.1 million common shares issuable upon conversion of the Convertible Trust Preferred Securities (i.e., convertible debt), respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive.
     For the years ended March 31, 2005, 2004, and 2003, options on 0.7 million, 2.2 million, and 3.5 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
     As discussed under note 18, subsequent to year end the company announced that it would exercise its option to redeem the entire balance of issued and outstanding Convertible Trust Preferred Securities. Holders of the Securities were required to accept a cash payment for each Security or convert the Securities into common shares of the company by the redemption date. Had the redemption taken place during 2005, the number of shares used in the computation of earnings per share would have changed.

16.

STOCK-BASED COMPENSATION

The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. For stock option awards, the exercise price is equal to the market price of the company’s stock on the date of grant. The maximum term of the options is 10 years, and they vest ratably over 3 years. Stock appreciation rights may be granted in conjunction with a stock option granted under the plan. Stock appreciation rights are exercisable only to the extent that the stock option to which it relates is exercisable and terminate upon the termination or exercise of the related stock option. Restricted shares and restricted share units may be issued at no cost or at a purchase price which may be below their fair market value but which are subject to forfeiture and restrictions on their sale or other transfer.
     Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objects and such other conditions, restrictions and contingencies. The exercise price of performance share awards would be equal to the market price of the company’s stock on the date of grant.
     As of March 31, 2005, there were no stock appreciation rights, restricted share units, or performance shares awarded from the plan.

Stock Options

The following table summarizes stock option activity during 2005, 2004, and 2003 for stock options awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at April 1	3,306,195	$12.35	3,464,832	$12.23	3,861,534	$12.00
Granted	593,500	13.76	295,900	7.93	874,000	14.29
Exercised	(326,826)	12.26	(111,937)	7.76	(275,274)	8.12
Cancelled/expired	(50,736)	12.88	(328,235)	12.96	(616,014)	12.85
Forfeited	—	—	(14,365)	14.09	(379,414)	13.17

Outstanding at March 31	3,522,133	$12.59	3,306,195	$12.35	3,464,832	$12.23

Options exercisable at March 31	2,581,904	$12.58	2,336,059	$12.51	2,063,592	$12.07
Weighted average fair value of options granted	$6.09		$3.84		$6.94

     The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value:

	For the year ended March 31
	2005	2004	2003

Dividend yield	0.9%	1.0%	1.0%
Risk-free interest rate	3.7%	3.3%	3.8%
Expected life	5.8 years	6 years	6 years
Expected volatility	45.9%	48.4%	48.4%

     The following table summarizes the status of stock options outstanding at March 31, 2005.

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price

$ 6.15 - $ 7.69	13,500	$7.02	4.3	13,167	$7.02
$ 7.69 - $ 9.23	603,166	8.38	5.2	394,401	8.56
$ 9.23 - $10.76	52,500	9.31	7.3	52,500	9.31
$10.76 - $12.30	325,500	12.08	2.7	313,200	12.07
$12.30 - $13.84	1,879,800	13.45	6.4	1,344,800	13.35
$13.84 - $15.38	647,667	14.64	6.4	463,836	14.65

	3,522,133			2,581,904

Restricted Shares

The following table summarizes restricted share activity during 2005, 2004, and 2003 for restricted shares awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2005	2004	2003

Outstanding at April 1	579,655	783,511	648,978
Awarded	—	—	375,800
Vested	(203,856)	(203,856)	(241,267)
Canceled	(38,800)	—	—

Outstanding at March 31	336,999	579,655	783,511

     During 2003, restricted share awards for 375,800 shares of the company’s common stock were granted at a market value of $8.51 per share to certain officers. These shares are subject to certain terms and conditions and cliff-vest over a three-year period. Restrictions lapse three years after the date of the award. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the restriction period.
     Compensation cost charged to operations for the restricted share awards was as follows: 2005 — $1.3 million; 2004 — $2.1 million; and 2003 — $1.9 million.

17.

QUARTERLY RESULTS (UNAUDITED)

	Year ended March 31, 2005
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net sales	$386,672	$364,410	$515,684	$356,159	$1,622,925
Gross margin	48,665	48,340	65,804	44,639	207,448
Income (loss) from continuing operations	$4,014	$3,837	$14,458	$(1,947)	$20,362
Loss from discontinued operations	(164)	(96)	(229)	(388)	(877)

Net income (loss)	$3,850	$3,741	$14,229	$(2,335)	$19,485

Per share data:
Basic
Income (loss) from continuing operations	$0.14	$0.13	$0.51	$(0.07)	$0.72
Loss from discontinued operations	—	—	—	(0.01)	(0.03)

Net income (loss)	$0.14	$0.13	$0.51	$(0.08)	$0.69

Diluted
Income (loss) from continuing operations	$0.14	$0.13	$0.42	$(0.07)	$0.69
Loss from discontinued operations	—	—	—	(0.01)	(0.02)

Net income (loss)	$0.14	$0.13	$0.42	$(0.08)	$0.67

     Because quarterly reporting of per share data stands on its own, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. FASB Statement 128, Earnings Per Share, prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.
     The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 32% of annual revenues for 2005. The company believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.
     Included in the fourth quarter of 2005 is a $2.7 million charge for employee incentive and retirement plans.

	Year ended March 31, 2004

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net sales	$279,593	$292,683	$459,363	$371,577	$1,403,216
Gross margin	34,927	34,714	59,426	51,835	180,902
(Loss) income from continuing operations	$(708)	$(3,046)	$9,120	$6,158	$11,524
Loss from discontinued operations	(749)	(333)	(458)	(1,321)	(2,861)

Net (loss) income	$(1,457)	$(3,379)	$8,662	$4,837	$8,663

Per share data:
Basic
(Loss) income from continuing operations	$(0.02)	$(0.11)	$0.33	$0.22	$0.42
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	(0.05)	(0.10)

Net (loss) income	$(0.05)	$(0.12)	$0.31	$0.17	$0.32

Diluted
(Loss) income from continuing operations	$(0.02)	$(0.11)	$0.29	$0.21	$0.41
Loss from discontinued operations	(0.03)	(0.01)	(0.01)	(0.04)	(0.10)

Net (loss) income	$(0.05)	$(0.12)	$0.28	$0.17	$0.31

     Because quarterly reporting of per share data stands on its own, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. FASB Statement 128, Earnings Per Share, prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

     The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 33% of annual revenues for 2004. The company believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.
     Included in the results of the fourth quarter of 2004 is a $5.0 million ($3.2 million after taxes) favorable litigation settlement and a $7.9 million ($5.1 million after taxes) loss on retirement of debt relating to the repurchase of Senior Notes and Securities.

18.

SUBSEQUENT EVENTS

Acquisition of The CTS Corporations

On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading, independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. CTS has annual revenues of approximately $35 million and, based on the timing of the close of the transaction, is expected to contribute approximately $30 million to the company’s 2006 revenues. The purchase price of $27.5 million, which included $2.6 million in assumed debt, was funded by cash. In addition, the company will pay an earn-out to CTS shareholders based on the acquired business achieving specific financial performance targets. The acquisition will be accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based on their respective fair values. Any excess of the purchase price over the fair value of the net assets acquired will be allocated to goodwill.

Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities

On June 15, 2005, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Securities”). The carrying value of the Securities as of March 31, 2005 was $125.3 million. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted resulting in the issuance of 1,264,505 common shares of the company. As a result of the redemption, the company will write-off deferred financing fees of $3.2 million in the first quarter of fiscal 2006. The financing fees, incurred at the timing of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028.

Agilysys, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended March 31, 2005, 2004 and 2003

	Balance at	Charged to	Deductions —
	beginning of	costs and	net write-offs/	Balance at
Classification	period	expenses	payments	end of period

2005
Allowance for doubtful accounts	$3,829	$4,262	$(2,224)	$5,867
Inventory valuation reserve	$8,425	$3,878	$(7,617)	$4,686
Restructuring reserves	$5,819	$515	$(876)	$5,458

2004
Allowance for doubtful accounts	$2,969	$3,364	$(2,504)	$3,829
Inventory valuation reserve	$4,525	$5,930	$(2,030)	$8,425
Restructuring reserves	$11,828	$2,516	$(8,525)	$5,819

2003
Allowance for doubtful accounts	$3,156	$3,709	$(3,896)	$2,969
Inventory valuation reserve	$5,097	$3,224	$(3,796)	$4,525
Restructuring reserves	$1,473	$20,697	$(10,342)	$11,828

Exhibit Index

Agilysys, Inc.

Exhibit No.	Description

3(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (File No. 000-05734).
3(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-05734).
4(a)	Rights Agreement, dated as of April 27, 1999, by and between the company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the company’s Registration Statement on Form 8-A (File No. 000-05734).
4(b)	Indenture, dated as of August 1, 1996, by and between the company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-05734).
4(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
4(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(f)	Junior Subordinated Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(g)	First Supplemental Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(h)	Form of 6 3/4% Convertible Preferred Securities, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

Exhibit No.	Description

4(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(j)	Guarantee Agreement, dated March 23, 1998, between the company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
*10(a)	Amended and Restated Employment Agreement, dated April 27, 1999, by and between the company and John V. Goodger, which is incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10(b)	The company’s 1982 Incentive Stock Option Plan, as amended, which is incorporated by reference to Exhibit 10(e) to the company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-05734).
*10(c)	The company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the company’s Form S-8 Registration Statement (Reg. No. 033-53329).
*10(d)	The company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*10(e)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10(f)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10(g)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10(h)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10(i)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).

Exhibit No.	Description

*10(j)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
*10(k)	Five-Year Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the Lenders, and Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
10(l)	364-Day Credit Agreement, dated as of September 15, 2000, among Pioneer-Standard Electronics, Inc., the Lenders, Bank One, Michigan as Agent, Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, KeyBank National Association, as Syndication Agent, and ABN AMRO Bank, N.V., as Documentation Agent, which is incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
*10(m)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(p)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(q)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
10(r)	Receivables Purchase Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics Funding Corporation, as the Seller, Pioneer-Standard Electronics, Inc., as the Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, Bank One, NA and Mellon Bank, N.A., as Managing Agents and the Committed purchasers from time to time parties hereto and Bank One, NA as Collateral Agent, which is incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 000-05734).

Exhibit No.	Description

10(s)	Receivables Sales Agreement, dated as of October 19, 2001, among Pioneer-Standard Electronics, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Illinois, Inc. and Pioneer-Standard Electronics, Ltd., as Originators and Pioneer-Standard Funding Corporation, as Buyer, which is incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 000-05734).
10(t)	Amendment No. 1 to Receivables Purchase Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Funding Corporation, as Seller, Pioneer-Standard Electronics, Inc. as Servicer, Falcon Asset Securitization Corporation and Three Rivers Funding Corporation, as Conduits, certain Committed Purchasers, Bank One, NA and Mellon Bank, N.A. as Managing Agents, and Bank One, as Collateral Agent, which is incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 000-05734).
10(u)	Third Amendment to Five-Year Credit Agreement, dated as of January 29, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as Agent, which is incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (File No. 000-05734).
*10(v)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
10(w)	Fourth Amendment to Five-Year Credit Agreement, dated as of May 6, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, Michigan as LC Issuer and Agent, which is incorporated herein by reference to Exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10(x)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10(y)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
10(z)	Fifth Amendment to Five-Year Credit Agreement, Dated as of December 20, 2002, by and among Pioneer-Standard Electronics, Inc., the Foreign Subsidiary Borrowers, the various lenders and Bank One, N.A., as successor by merger to Bank One, Michigan as LC Issuer and as Agent, which is incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-05734).

Exhibit No.	Description

10(aa)	Purchase Agreement dated as of January 13, 2003 by and between Arrow Electronics, Inc., Arrow Europe GmbH, Arrow Electronics Canada Ltd., and Pioneer-Standard Electronics, Inc., Pioneer-Standard Illinois, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Electronics, Ltd., Pioneer-Standard Canada Inc, which is incorporated herein by reference to Exhibit 2.1 to the company’s Form 8-K, filed March 17, 2003 (File No. 000-05734).
10(bb)	Three Year Credit Agreement among Pioneer-Standard Electronics, Inc., as Borrower, various financial institutions, as Lenders, Key Corporate Capital, Inc., as Lead Arranger, Book Runner and Administrative Agent, U.S. Bank National Association, as Syndication Agent, and Harris Trust and Savings Bank, as Documentation Agent dated as of April 16, 2003, which is incorporated by reference to Exhibit 10(bb) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(cc)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003, which is incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(dd)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002, which is incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(ee)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(ff)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(gg)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10(hh)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
99(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

* Denotes a management contract or compensatory plan or arrangement.