Form 10-Q
period 2005-06-30
AGILYSYS INC
filed 2005-08-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes  ☑     No  ☐
The number of shares of the registrant’s common stock outstanding as of August 2, 2005 was 30,381,114.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30
(In thousands, except share and per share data)	2005	2004
Net sales	$409,954	$386,672
Cost of goods sold	359,196	338,007

Gross margin	50,758	48,665
Operating expenses
Selling, general and administrative expenses	41,239	38,950
Restructuring charges	2,424	189

Operating income	7,095	9,526
Other (income) expense
Other income, net	(362)	(239)
Interest income	(1,471)	(352)
Interest expense	1,607	1,641
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—

Income before income taxes	2,510	8,476
Provision for income taxes	1,177	3,102
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	900	1,360

Income from continuing operations	433	4,014
Loss from discontinued operations, net of taxes	143	164

Net income	$290	$3,850

Earnings per share — basic and diluted
Income from continuing operations	$0.01	$0.14
Loss from discontinued operations	—	—

Net income	$0.01	$0.14

Weighted average shares outstanding
Basic	28,901,927	28,014,938
Diluted	29,827,852	28,418,415

Cash dividends per share	$0.03	$0.03
See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2005 are Unaudited)

	June 30	March 31
(In thousands, except share and per share data)	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$139,262	$241,880
Accounts receivable, net	283,964	263,986
Inventories, net	53,219	47,305
Deferred income taxes	10,396	9,379
Prepaid expenses	1,290	1,991
Assets of discontinued operations	648	702

Total current assets	488,779	565,243
Goodwill	197,417	173,774
Intangible assets, net	5,239	5,796
Investments	19,974	19,785
Other assets	19,049	20,241
Property and equipment, net	29,836	30,319

Total assets	$760,294	$815,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$273,442	$228,775
Accrued liabilities	40,423	38,178
Mandatorily Redeemable Convertible Trust Preferred Securities	—	125,317
Liabilities of discontinued operations	1,378	1,767

Total current liabilities	315,243	394,037
Long-term debt	59,641	59,624
Deferred income taxes	11,835	11,657
Other non-current liabilities	18,614	17,389

Shareholders’ equity
Common stock, at $0.30 stated value; 30,381,114 and 28,820,531 shares outstanding at June 30, 2005 and March 31, 2005, respectively, net of 1,125 and 46,442 shares in treasury at June 30, 2005 and March 31, 2005, respectively	9,032	8,564
Capital in excess of stated value	111,760	88,927
Retained earnings	235,174	235,749
Unearned compensation on restricted stock awards	(843)	(873)
Accumulated other comprehensive (loss) income	(162)	84

Total shareholders’ equity	354,961	332,451

Total liabilities and shareholders’ equity	$760,294	$815,158

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30
(In thousands)	2005	2004
Operating activities:
Net income	$290	$3,850
Add: Loss from discontinued operations	143	164

Income from continuing operations	433	4,014
Adjustments to reconcile income from continuing operations to net cash provided by operating activities (net of effects from business acquisition):
Loss on redemption of Convertible Trust Preferred Securities	4,811	—
Loss on disposal of plant and equipment	1	34
Depreciation	971	1,027
Amortization	1,269	1,153
Deferred income taxes	(1,150)	2,169
Changes in working capital
Accounts receivable	(16,040)	21,392
Inventory	(5,914)	2,149
Accounts payable	43,577	29,581
Accrued liabilities	2,302	(6,494)
Other working capital	818	383
Other non-cash adjustments	(487)	(3,005)

Total adjustments	30,158	48,389

Net cash provided by operating activities	30,591	52,403

Investing activities:
Acquisition of business	(27,784)	—
Proceeds from sale of property and equipment	—	105
Additions to property and equipment	(310)	(228)

Net cash used for investing activities	(28,094)	(123)

Financing activities:
Redemption of Convertible Trust Preferred Securities	(107,536)	—
Dividends paid	(866)	(748)
Proceeds from issuance of common stock	3,843	875
Other	(78)	(72)

Net cash (used for) provided by financing activities	(104,637)	55

Cash flows (used for) provided by continuing operations	(102,140)	52,335
Cash flows (used for) provided by discontinued operations	(478)	3,698

Net (decrease) increase in cash	(102,618)	56,033
Cash at beginning of period	241,880	149,903

Cash at end of period	$139,262	$205,936

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “company”). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated. The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2006 refers to the fiscal year ended March 31, 2006.
The unaudited interim financial statements of the company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
The condensed consolidated balance sheet as of June 30, 2005, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-months ended June 30, 2005 and 2004 have been prepared by the company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation.
Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2005, included in the company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. There have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein.

1.	Basis of Presentation and Significant Accounting Policies — continued
Stock-Based Compensation
The company applies the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation costs, which is referred to as the intrinsic value method. Since the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized for the company’s stock option plans. The company has adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to Statement 123:

	Three months ended
	June 30
	2005	2004
Net income, as reported	$290	$3,850
Compensation cost based on fair value method, net of taxes	170	181

Pro forma net income	$120	$3,669

Earnings per share — basic and diluted
As reported	$0.01	$0.14
Pro forma	—	0.13
2.	Recently Issued Accounting Pronouncement
On December 16, 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes APB Opinion No. 25 and amends Statement 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) will be effective for the company at the beginning of the first fiscal year beginning after June 15, 2005, or the beginning of the company’s fiscal 2007.

2.	Recently Issued Accounting Pronouncement — continued
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
3.	Recent Acquisition
In accordance with FASB Statement 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying condensed consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included $2.6 million in assumed debt and $0.3 million of direct acquisition expenses. In addition, the company will pay an earn-out to former CTS shareholders based on the acquired business achieving specific financial performance targets. If those financial performance targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising in the acquisition.
Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $24.1 million has been assigned to goodwill. However, the company is still in the process of assessing the fair value of the acquired net assets, which includes identifying intangible assets acquired in the business combination. Accordingly, allocation of the purchase price is subject to modification in the near future. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.

4.	Discontinued Operations
During 2003, the company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company continues to incur certain costs related to IED and Aprisa, which are reported in the condensed consolidated statement of operations as loss from discontinued operations.
For the three-months ended June 30, 2005 and 2004, the Company realized a loss from discontinued operations of $143,000 (net of $93,000 of income taxes) and $164,000 (net of $102,000 of income taxes), respectively.
5.	Restructuring Charges
Continuing Operations
During the first quarter of 2006, the company initiated a plan to consolidate a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company initiated the shut-down of certain leased facilities and reduced the workforce of its Keylink Systems Group. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.3 million, which are recorded as a component of restructuring charges in the accompanying condensed consolidated statement of operations. These termination benefits are expected to be paid over the next 12 months. The company has not recorded a liability for contract termination costs relating to the exit of certain leased facilities since the company had not ceased using the properties as of June 30, 2005. Such costs are expected to be incurred during the second quarter of 2006. The company will also incur an additional workforce reduction during the second quarter of 2006 as certain synergies from the integration of CTS into the company’s professional services business are realized. The aggregate amount of costs to be incurred by the company upon completion of the restructuring activities is anticipated to be $4.3 to $4.8 million.
In the fourth quarter of 2003, concurrent with the sale of IED, the company announced it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the company’s strategic plan and were no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the statement of operations. Severance, incentives, and other employee benefit costs were paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income for a vacant warehouse that represents excess capacity as a result of the sale of IED.

5.	Restructuring Charges — continued
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and
	other employee
	costs	Facilities	Total
Balance at April 1, 2005	$—	$5,458	$5,458
Additions	2,297	—	2,297
Accretion of lease obligations	—	103	103
Amounts paid	(72)	(160)	(232)
Other	(492)	—	(492)

Balance at June 30, 2005	$1,733	$5,401	$7,134

The $0.5 million classified as “other” in the reconciliation represents the net cost of certain incentive and benefit plan obligations that were included in the restructuring charge during the current quarter and subsequently reclassified elsewhere within the balance sheet to conform to the classification of similar obligations of the company. Of the remaining $7.1 million reserve at June 30, 2005, approximately $1.6 million is expected to be paid during the remainder of 2006 for severance and other employment costs and $0.5 million is expected to be paid for facilities obligations. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
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
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

Facilities
Balance at April 1, 2005	$1,639
Accretion of lease obligations	19
Amounts paid	(207)

Balance at June 30, 2005	$1,451

Of the remaining $1.5 million reserve at June 30, 2005, approximately $0.3 million is expected to be paid during the remainder of 2006 for facilities obligations. Facilities obligations are expected to continue to 2010.

6.	Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the three-months ended June 30, 2005 are summarized in the following table:

Balance at April 1, 2005	$173,774
Goodwill acquired — CTS (see note 3)	24,075
Goodwill adjustment — Kyrus Corporation	(415)
Impact of foreign currency translation	(17)

Balance at June 30, 2005	$197,417

The company acquired Kyrus Corporation (“Kyrus”) on September 30, 2003. The $0.4 million adjustment to goodwill relating to Kyrus is for the settlement of tax uncertainties that existed at the date of acquisition. The company may have to record additional amounts for similar tax uncertainties in the future; however, such amounts cannot be estimated at this time. Any additional amounts recorded by the company for tax uncertainties that existed at the date of acquisition will result in a change to goodwill.
In accordance with FASB Statement 142, Goodwill and Other Intangible Assets, the company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The company uses a measurement date of February 1 for its annual impairment test of goodwill. As of February 1, 2005, which was the latest annual impairment test performed, the company concluded that the fair value of its two reporting units exceeded their carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of June 30, 2005, the company was not aware of any circumstances or events requiring an interim impairment test of goodwill.
Intangible Assets
The following table summarizes the company’s intangible assets at June 30, 2005:

	Gross carrying	Accumulated
	amount	amortization	Net carrying amount
Amortized intangible assets:
Customer relationships	$5,300	$(2,875)	$2,425
Non-competition agreements	910	(183)	727
Developed technology	1,470	(327)	1,143
Patented technology	80	(36)	44

	7,760	(3,421)	4,339
Unamortized intangible assets:
Trade names	900	—	900

Total intangible assets	$8,660	$(3,421)	$5,239

Amortization expense for the three-months ended June 30, 2005 and 2004 was $0.6 million and zero, respectively. Estimated amortization expense for the entire fiscal year relating to the intangible assets identified above is approximately $2.0 million. Finite-lived intangible assets identified upon the completion of assessing the fair value of net assets acquired in connection with the CTS business combination will result in an increase in the company’s amortization expense.

7.	Mandatorily Redeemable Convertible Trust Preferred Securities
On June 15, 2005, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). The carrying value of the Securities as of March 31, 2005 was $125.3 million and was classified as a current liability. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million, which included accrued interest of $1.5 million and a 2.025% premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
As a result of the redemption, the company wrote off deferred financing fees of $2.7 million in the first quarter of 2006. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the initial maturity date of the Securities. The write off of deferred financing fees, along with the premium payment discussed above, resulted in a loss on retirement of debt of $4.8 million.
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
9.	Comprehensive Income
The components of comprehensive income, net of taxes, for the three-months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30
	2005	2004
Net income	$290	$3,850

Other comprehensive income:
Foreign currency translation adjustment	(246)	966

Comprehensive income	$44	$4,816

10.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	June 30
	2005	2004
Numerator:
Income from continuing operations — basic and diluted	$433	$4,014

Denominator:
Weighted average shares outstanding — basic	28,902	28,015
Effect of dilutive securities
Stock options and unvested restricted stock	926	403

Weighted average shares outstanding — diluted	29,828	28,418

Earnings per share from continuing operations — basic and diluted	$0.01	$0.14
Options on 2.2 million shares of common stock for the three months ended June 30, 2004 were not included in computing diluted earnings per share nor were 6.6 million and 8.0 million shares issuable upon conversion of the Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) for the three months ended June 30, 2005 and 2004, respectively, because their effects were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
AGILYSYS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this document as well as the company’s Annual Report on Form 10-K for the year ended March 31, 2005.
Overview
Agilysys, Inc. (“company”) is one of the foremost distributors and premier resellers of enterprise computer technology solutions. The company sells complex servers, software, storage and services to resellers and corporate customers across a diverse set of industries. The company also provides customer-centric software applications and services focused on the retail and hospitality markets. As an integrator of server, storage, software and services needs, the company is able to partner with its customers to become a single solutions provider for enterprise computing requirements.
The company’s results for the first quarter of 2006 reflect sales growth in each of our major product lines, as net sales increased 6% to $410.0 million for the current quarter, compared with $386.7 million for the quarter ended June 30, 2004. Further, the company continued the execution of its strategic plan and focus on improving operational efficiency. During the current quarter, the company initiated a plan to reduce costs and drive future efficiencies. As part of this effort, the company reduced headcount and began to exit certain facilities and consolidate activities. Management expects to complete most of the restructuring efforts during the second quarter of 2006.
During the quarter, the company completed two significant investing and financing activities. First, the company completed the acquisition of The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. The addition of CTS enhances the company’s offering of comprehensive storage solutions. Second, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). This redemption eliminates the annual distribution on the Securities and eliminates the potential dilution of approximately 6.7 million shares.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations
Net Sales and Operating Income

	Three months ended		Increase
	June 30		(decrease)
(Dollars In Thousands)	2005	2004	$	%
Net sales	$409,954	$386,672	$23,282	6.0%
Cost of goods sold	359,196	338,007	21,189	6.3

Gross margin	50,758	48,665	2,093	4.3
Gross margin percentage	12.4%	12.6%
Operating expenses
Selling, general and administrative expenses	41,239	38,950	2,289	5.9
Restructuring charges	2,424	189	2,235	1,182.5

Operating income	$7,095	$9,526	$(2,431)	(25.5)%
Operating income percentage	1.7%	2.5%
Net Sales. Of the $23.3 million increase in net sales, approximately $20.8 million was achieved by higher sales volume from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries. Approximately $15.1 million of the increase in ESG sales was attributed to higher sales in the hospitality and retail industries. The remaining $2.5 million increase in net sales was achieved by higher sales volume from the company’s KeyLink Systems Group, which is the company’s primary connection with its reseller partners.
Changes in net sales by major product category are as follows: hardware sales increased $14.9 million, software sales increased $7.4 million, and professional services revenue increased $1.0 million. The increase in hardware sales was mainly driven by higher sales volume of mid-range servers, offset by lower sales volume of storage solutions. The increase in software sales was primarily due to higher sales of remarketed software. The marginal increase in professional services revenue can be attributed to higher sales of proprietary services.
As previously discussed, the company acquired The CTS Corporations (“CTS”) on May 31, 2005, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying condensed consolidated financial statements from that date forward, contributing approximately $1.4 million of incremental revenue to the company’s consolidated results for the current quarter. Based on the timing of the acquisition, CTS is expected to contribute approximately $30.0 million to the company’s 2006 net sales.
The company anticipates net sales for the full year to increase approximately 5% to 7% compared with prior year. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year 2006.
Gross Margin. The $2.1 million increase in gross margin was driven by the increase in net sales, as gross margin percentage remained relatively consistent at 12.4% for the current quarter compared with 12.6% for the same quarter last year. The relative consistency in gross margin percentage was achieved as supplier incentives earned in the current quarter largely offset pricing pressures experienced in the company’s solutions offerings. A significant component of the company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance. The company anticipates gross margin to be approximately 12.4% of net sales for the entire fiscal year 2006.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $2.3 million increase in SG&A expenses was mainly due to higher compensation and benefits, which increased approximately $2.1 million during the current quarter compared with the first quarter last year. Compensation and benefits costs attributed to the addition of CTS employees accounted for approximately $0.8 million of the increase. Costs associated with incentive and retirement plans increased approximately $0.2 million in the current quarter compared with the first quarter last year. The remaining increase in compensation and benefits can generally be attributed to annual wage increases and variable compensation arrangements that tend to fluctuate based on sales results.
Restructuring charges increased $2.2 million during the quarter compared with the first quarter last year, which reflects restructuring efforts executed by the company during the quarter. The company initiated a plan to consolidate a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company initiated the shut-down of certain leased facilities and reduced the workforce of its Keylink Systems Group. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.3 million, which are recorded as a component of restructuring charges in the accompanying condensed consolidated statement of operations. These termination benefits are expected to be paid over the next 12 months. The company has not recorded a liability for contract termination costs relating to the exit of certain leased facilities since the company had not ceased using the properties as of June 30, 2005. Such costs are expected to be incurred during the second quarter of 2006. The company will also incur an additional workforce reduction during the second quarter of 2006 as certain synergies from the integration of CTS into the company’s professional services business are realized. The aggregate amount of costs to be incurred by the company upon completion of the restructuring activities is anticipated to be $4.3 to $4.8 million.
Other (Income) Expense

	Three months ended		Favorable
	June 30		(unfavorable)
(In Thousands)	2005	2004	$	%
Other (income) expense
Other income, net	$(362)	$(239)	$123	51.5%
Interest income	(1,471)	(352)	1,119	317.9
Interest expense	1,607	1,641	34	2.1
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—	(4,811)	100.0

Total other (income) expense, net	$4,585	$1,050	$(3,535)	(336.7)%

Interest income. The increase in interest income was the result of higher investment yields earned on the company’s cash equivalents versus the comparable quarter last year. The company’s average cash and cash equivalent balance was reasonably consistent during the current quarter and first quarter prior year.
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) in the current quarter, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Securities, were being amortized over a

30-year period ending on March 31, 2028, which was the maturity date of the Securities. The write off of deferred financing fees, along with the $2.1 million premium payment made with the redemption, resulted in a loss of $4.8 million.
Income Tax Expense
The effective tax rate for continuing operations for the three-months ended June 30, 2005 was 46.9% compared with 36.6% for the first quarter in the prior year. The increase in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards in the prior year and the impact of tax legislation enacted by the State of Ohio during the quarter ended June 30, 2005. The impact of this legislation on existing deferred tax assets, including state net operating losses and related valuation allowance, resulted in additional income tax expense of $168,000 in the current quarter.
Business Combination
On May 31, 2005, the company acquired CTS, a leading, independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers, and public-sector clients. The acquisition of CTS initiates a relationship with EMC Corporation and will position the company as a leading provider of storage services. CTS works closely with corporate and public sector end-users to help optimize the value and performance of their IT storage systems, implementing storage solutions around major storage providers. The purchase price was $27.8 million, which included $2.6 million in assumed debt and $0.3 million of direct acquisition expenses and was funded by cash. In addition, the company will pay an earn-out to CTS shareholders based on the acquired business achieving specific financial performance targets. CTS has annual revenues of approximately $35.0 million and, based on the timing of the close of the transaction, contribution to 2006 revenues is expected to be approximately $30.0 million. In the first quarter of 2006, sales generated from CTS since the date of acquisition were $1.4 million, or less than 1.0% of consolidated sales.
Restructuring Charges
Continuing Operations. During the first quarter of 2006, the company initiated a plan to consolidate a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company initiated the shut-down of certain leased facilities and reduced the workforce of its Keylink Systems Group. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.3 million, which are recorded as a component of restructuring charges in the accompanying condensed consolidated statement of operations. These termination benefits are expected to be paid over the next 12 months. The company has not recorded a liability for contract termination costs relating to the exit of certain leased facilities since the company had not ceased using the properties as of June 30, 2005. Such costs are expected to be incurred during the second quarter of 2006. The company will also incur an additional workforce reduction during the second quarter of 2006 as certain synergies from the integration of CTS into the company’s professional services business are realized. The aggregate amount of costs to be incurred by the company upon completion of the restructuring activities is anticipated to be $4.3 to $4.8 million.
In the fourth quarter of 2003, concurrent with the sale of IED, the company announced it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the company’s strategic plan and were no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the statement of operations. Severance, incentives, and other employee benefit costs were paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income for a vacant warehouse that represents excess capacity as a result of the sale of IED.
Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. During the first quarter of 2006, the restructuring reserve was reduced by ongoing payment of facilities obligations. As of June 30, 2005, $1.5 million of the restructuring charge remained, all of which relates to facilities obligations. Approximately $0.3 million is expected to be paid during the remainder of 2006 for facilities obligations, representing the accretion of lease obligations and the absence of sub-lease income that was assumed when the restructuring charge was initially recorded. Facilities obligations are anticipated to continue until 2010.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consists primarily of working capital requirements, scheduled payments of principal and interest on indebtedness outstanding and capital expenditures. The company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of June 30, 2005, the company’s total debt balance was $59.9 million and consisted of Senior Notes and capital lease obligations. As of March 31, 2005, the company’s total debt balance was $185.2 million, and consisted of Senior Notes, capital lease obligations and Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). The significant decrease in total debt from prior year-end to June 30, 2005 is due to the redemption of the company’s Securities in June 2005.
Mandatorily Redeemable Convertible Trust Preferred Securities
On June 15, 2005, the company completed the redemption of its Securities. The carrying value of the Securities as of March 31, 2005 was $125.3 million. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted resulting in the issuance of 1,264,505 common shares of the company. As a result of the redemption, the company wrote off deferred financing fees of $2.7 million. The financing fees incurred at the time of issuing the Securities were being amortized over a 30-year period ending March 31, 2028.
Prior to redemption the Securities were non-voting (except in limited circumstances) and paid quarterly distributions at an annual rate of 6.75%. The Securities were convertible into common shares at the rate of 3.1746 common shares for each Security (equivalent to a conversion price of $15.75 per common share).

Senior Notes
The principal amount of Senior Notes outstanding at June 30, 2005 and March 31, 2005 was $59.4 million, which are due August 2006. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of June 30, 2005 was approximately $2.4 million. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the company’s assets, and indebtedness of the company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the company at the option of the holders in the event of a change in control of the company.
Revolving Credit Facility
The company maintains a revolving credit agreement (“Revolver”), which provides the ability to borrow up to $100 million (limited to certain borrowing base calculations) and allows for increases under certain conditions up to $150 million during the life of the facility. Advances on the Revolver bear interest at various levels over LIBOR, and a facility fee is required, both of which are determined based on the company’s leverage ratio. The Revolver does not contain a pre-payment penalty. There were no amounts outstanding under the Revolver at June 30, 2005 or March 31, 2005.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the three-months ended June 30, 2005 and 2004:

	Three months ended
	June 30		Increase
(In Thousands)	2005	2004	(decrease)
Net cash provided by (used for) continuing operations:
Operating activities	$30,591	$52,403	$(21,812)
Investing activities	(28,094)	(123)	(27,971)
Financing activities	(104,637)	55	(104,692)

Cash flows (used for) provided by continuing operations	(102,140)	52,335	(154,475)
Net cash (used for) provided by discontinued operations	(478)	3,698	(4,176)

Net (decrease) increase in cash and cash equivalents	$(102,618)	$56,033	$(158,651)

Cash Flow from Operating Activities. The decrease in cash provided by operating activities was mainly due to working capital changes, which negatively impacted operating cash flow in the current quarter by approximately $22.3 million when compared with prior year. The negative working capital change was principally due to the timing of cash receipts from customers and inventory purchases; offset by the impact of the timing of payment to our vendors.
Cash Flow Used for Investing Activities. The increase in cash used for investing activities was the result of the company’s acquisition of CTS during the current quarter, which was funded by cash. The purchase price for the acquisition of CTS was $27.8 million. The acquisition of CTS initiates a relationship with EMC Corporation and positions the company as a leading provider of storage services.

Cash Flow from Financing Activities. The increase in cash used for financing activities was the result of the redemption of the company’s Securities in June 2005. Securities with a carrying value of $105.4 million were redeemed at a premium of 2.025%, for a total of $107.5 million. The company funded the redemption with existing cash. The remaining Securities, which had a carrying value of $19.9 million, were converted into common shares of the company.
Contractual Obligations
The company has contractual obligations for long-term debt, capital leases and operating leases that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended March 31, 2005 (“Annual Report”). On June 15, 2005, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
Other than the redemption of the Securities, there have been no material changes to the contractual obligations summarized in the table included in the Annual Report outside the ordinary course of business.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Recent Accounting Standard
A detailed description of the company’s critical accounting policies can be found in the company’s Annual Report.
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
As discussed reporting the company’s Annual Report on Form 10-K for the year ended March 31, 2005, management concluded that the company’s disclosure controls and procedures and internal control over financial reporting had material weaknesses as of March 31, 2005. The company has taken certain actions to begin to address these material weaknesses. The company’s inability to remediate these material weaknesses promptly and effectively could have a material impact on the reported results of operations and financial condition, as well as impair its ability to meet its quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of the company’s common shares. Prior to the remediation of these material weaknesses, there remains the risk that the transitional controls on which the company currently relies will not be sufficiently effective, which could result in a material misstatement of the company’s financial position or results of operations and require a restatement.
Forward-Looking Information
Portions of this report contain current management expectations, which may constitute forward-looking information. When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere throughout this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the company’s Annual Report. There have been no material changes in the company’s market risk exposures since March 31, 2005.
Item 4. Controls and Procedures
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
In Item 9A of the company’s Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission, management reported that two material weaknesses existed in the company’s internal control over financial reporting as of March 31, 2005 and the company is in the process of taking remedial steps to correct these weaknesses. Since these remedial steps have not been completed as of June 30, 2005, management performed additional analysis and other procedures to ensure the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report present fairly in all material respects the company’s financial position, results of operations and cash flows for the period presented.
Based upon, and as of the date of, this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
(c) Changes in internal control over financial reporting. During the most recent quarter, the company began implementing the remedial measures described in “Management’s Report on Internal Control over Financial Reporting,” which is included in the company’s Annual Report on Form 10-K for the year ended March 31, 2005. These remedial measures are in response to the material weaknesses identified in the company’s internal control over financial reporting as of March 31, 2005. Because these remedial measures are in early stages of implementation, there has been no change in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 15, 2005, the company completed the redemption of its 6.75% Convertible Trust Preferred Securities (“Securities”). Holders of the Securities were required to accept a cash payment of $51.72 in exchange for each Security, or to convert the Securities into common shares of Agilysys by June 15, 2005. In connection with the redemption during the quarter ended June 30, 2005, the company issued 1,264,505 common shares upon conversion of Securities. The common shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption from registration afforded by Section 3(a)(9) of the Securities Act.
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
AGILYSYS, INC.

Date: August 9, 2005	/s/ Arthur Rhein
Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	/s/ Martin F. Ellis
Martin F. Ellis
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)