Form 10-Q
period 2005-09-30
AGILYSYS INC
filed 2005-11-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 4, 2005 was 30,462,938.

AGILYSYS, INC.
Index

Part I.	Financial Information

	Item 1	Financial Statements

Condensed Consolidated Statements of Operations — Three and Six Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Balance Sheets — September 30, 2005 (Unaudited) and March 31, 2005

Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements — September 30, 2005 (Unaudited)

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

	Item 4	Controls and Procedures

Part II.	Other Information

	Item 1	Legal Proceedings

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3	Defaults Upon Senior Securities

	Item 4	Submission of Matters to a Vote of Security Holders

	Item 5	Other Information

	Item 6	Exhibits

Signatures
Exhibit 31.1 Certification of CEO Pursuant to Section 302
Exhibit 31.2 Certification of CFO Pursuant to Section 302
Exhibit 32.1 Certification of CEO Pursuant to Section 906
Exhibit 32.2 Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
(In thousands, except share and per share data)	2005	2004	2005	2004
Net sales	$405,605	$364,410	$815,559	$751,082
Cost of goods sold	352,467	316,070	711,663	654,077

Gross margin	53,138	48,340	103,896	97,005
Operating expenses
Selling, general, and administrative expenses	38,651	39,228	79,890	78,178
Restructuring charges	2,464	112	4,888	301

Operating income	12,023	9,000	19,118	18,526
Other (income) expenses
Other expense (income), net	77	(187)	(285)	(426)
Interest income	(1,005)	(648)	(2,476)	(1,000)
Interest expense	1,605	1,528	3,212	3,169
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	4,811	—

Income before income taxes	11,346	8,307	13,856	16,783
Provision for income taxes	4,550	3,119	5,727	6,221
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	1,351	900	2,711

Income from continuing operations	6,796	3,837	7,229	7,851
Loss from discontinued operations, net of taxes	144	96	287	260

Net income	$6,652	$3,741	$6,942	$7,591

Earnings per share — basic
Income from continued operations	$0.23	$0.13	$0.24	$0.28
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)

Net income	$0.22	$0.13	$0.23	$0.27

Earnings per share — diluted
Income from continued operations	$0.22	$0.13	$0.24	$0.28
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)

Net income	$0.21	$0.13	$0.23	$0.27

Weighted average shares outstanding
Basic	30,123,331	28,056,172	29,610,260	28,035,555
Diluted	31,122,272	28,881,520	33,866,822	28,538,317

Cash dividends per share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2005 are Unaudited)

	September 30	March 31
(In thousands)	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$138,004	$241,880
Accounts receivable, net	284,373	263,986
Inventories, net	52,476	47,305
Deferred income taxes	10,880	9,379
Prepaid expenses	2,098	1,991
Assets of discontinued operations	686	702

Total current assets	488,517	565,243
Goodwill	196,917	173,774
Intangible assets, net	4,681	5,796
Investments	18,715	19,785
Other non-current assets	19,518	20,241
Property and equipment, net	28,750	30,319

Total assets	$757,098	$815,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$263,564	$228,775
Accrued liabilities	38,348	38,178
Mandatorily Redeemable Convertible Trust Preferred Securities	—	125,317
Senior Notes	59,388	—
Liabilities of discontinued operations	1,177	1,767

Total current liabilities	362,477	394,037
Long-term debt	219	59,624
Deferred income taxes	11,566	11,657
Other non-current liabilities	19,792	17,389
Shareholders’ equity
Common stock, at $0.30 stated value; 30,460,838 and 28,820,531 shares outstanding at September 30, 2005 and March 31, 2005, respectively; net of 54,025 and 46,442 shares in treasury at September 30, 2005 and March 31, 2005, respectively	9,056	8,564
Capital in excess of stated value	112,722	88,927
Retained earnings	240,912	235,749
Unearned compensation on restricted stock awards	(595)	(873)
Accumulated other comprehensive income	949	84

Total shareholders’ equity	363,044	332,451

Total liabilities and shareholders’ equity	$757,098	$815,158

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
(In thousands)	2005	2004
Operating activities:
Net income	$6,942	$7,591
Add: Loss from discontinued operations	287	260

Income from continuing operations	7,229	7,851
Adjustments to reconcile income from continuing operations to net cash provided by operating activities (net of effects from business acquisition):
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—
Gain on sale of investment in affiliated company	(144)	—
Loss (gain) on disposal of plant and equipment	175	(34)
Depreciation	1,907	2,155
Amortization	2,910	2,782
Deferred income taxes	(1,678)	3,926
Changes in working capital:
Accounts receivable	(16,068)	44,901
Inventory	(5,171)	(1,064)
Accounts payable	33,699	6,435
Accrued liabilities	998	(2,018)
Other changes, net	10	65
Other non-cash adjustments	1,285	(8,110)

Total adjustments	22,734	49,038

Net cash provided by operating activities	29,963	56,889

Investing activities:
Acquisition of business	(27,784)	—
Proceeds from sale of property and equipment	—	105
Acquisition of property and equipment	(1,009)	(1,243)

Net cash used for investing activities	(28,793)	(1,138)

Financing activities:
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	(107,536)	—
Dividends paid	(1,779)	(1,607)
Proceeds from issuance of common stock	4,599	1,423
Other	(141)	(167)

Net cash used for financing activities	(104,857)	(351)

Effect of foreign currency fluctuations on cash	673	323

Cash flows (used for) provided by continuing operations	(103,014)	55,723
Cash flows (used for) provided by discontinued operations	(862)	3,737

Net (decrease) increase in cash	(103,876)	59,460
Cash at beginning of period	241,880	149,903

Cash at end of period	$138,004	$209,363

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
The condensed consolidated balance sheet as of September 30, 2005, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six-months ended September 30, 2005 and 2004 have been prepared by the company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. The results of operations for the three and six-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to Statement 123:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income, as reported (a)	$6,652	$3,741	$6,942	$7,591
Compensation cost based on fair value method, net of taxes	(638)	(292)	(1,275)	(584)

Pro forma net income	$6,014	$3,449	$5,667	$7,007

Earnings per share — basic
As reported	$0.22	$0.13	$0.23	$0.27
Pro forma	0.20	0.12	0.19	0.25

Earnings per share — diluted
As reported	$0.21	$0.13	$0.23	$0.27
Pro forma	0.19	0.12	0.19	0.25

(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:

	$148	$130	$100	$370
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
As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the company’s operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted Statement 123(R) in prior periods, the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions has not been significant.
3. Recent Acquisition
In accordance with FASB Statement 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying condensed consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included $2.6 million in assumed debt and $0.3 million of direct acquisition expenses. In addition, the company will pay an earn-out to former CTS shareholders if the acquired business achieves specific financial performance targets. If those financial performance targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising in the acquisition.

3. Recent Acquisition — continued
Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $24.1 million was assigned to goodwill in the first quarter of 2006. During the current quarter, the Company adjusted the estimated fair value of acquired tax assets and liabilities by approximately $0.5 million, with a corresponding decrease to goodwill . The company is still in the process of assessing the fair value of the acquired net assets, including the identification of specifically identifiable intangible assets acquired in the business combination. Accordingly, the allocation of the purchase price is subject to modification in the near future. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.
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
For the three-months ended September 30, 2005 and 2004, the Company realized a loss from discontinued operations of $144,000 (net of $116,500 of income taxes) and $96,000 (net of $65,000 of income taxes), respectively. For the six-months ended September 30, 2005, the Company realized a loss from discontinued operations of $286,900 (net of $209,100 of income taxes) and $260,000 (net of $167,000 of income taxes), respectively.
5. Restructuring Charges
Continuing Operations
2006 Restructuring. During the first half of 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its Keylink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. For the six-months ended September 30, 2005, costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million and facilities costs resulting from the exit of leased facilities amounted to $1.8 million. The charges were classified as restructuring charges in the statement of operations. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income.

5. Restructuring Charges — continued
2003 Restructuring. In the fourth quarter of 2003, concurrent with the sale of IED, the company announced it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the company’s strategic plan and were no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the statement of operations. Severance, incentives, and other employee benefit costs were paid to approximately 110 personnel. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income for a vacant warehouse that represents excess capacity as a result of the sale of IED.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and
	other employee
	costs	Facilities	Total
Balance at April 1, 2005	$—	$5,458	$5,458
Additions	2,297	—	2,297
Accretion of lease obligations	—	103	103
Amounts paid	(72)	(160)	(232)
Other	(492)	—	(492)

Balance at June 30, 2005	1,733	5,401	7,134
Additions	177	1,819	1,996
Accretion of lease obligations	—	132	132
Amounts paid	(945)	(341)	(1,286)

Balance at September 30, 2005	$965	$7,011	$7,976

In addition to the expenses identified as “additions” in the above reconciliation, the Company incurred $0.3 million and $0.4 million of additional expenses for the three and six-months ended September 30, 2005, respectively, which were classified as restructuring charges in the statement of operations. These expenses related to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area maintenance costs. The $0.5 million classified as “other” in the reconciliation represents the net cost of certain incentive and benefit plan obligations that were included in the restructuring charge and subsequently reclassified within the balance sheet. Of the remaining $8.0 million reserve at September 30, 2005, approximately $0.6 million is expected to be paid during the remainder of 2006 for severance and other employment costs and $0.8 million is expected to be paid for facilities obligations. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.

5. Restructuring Charges — continued
Discontinued Operations
In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. The significant components of the charge were as follows: $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate of future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

Facilities
Balance at April 1, 2005	$1,639
Accretion of lease obligations	19
Amounts paid	(207)

Balance at June 30, 2005	1,451
Accretion of lease obligations	17
Amounts paid	(193)

Balance at September 30, 2005	$1,275

Of the remaining $1.3 million reserve at September 30, 2005, approximately $0.4 million is expected to be paid during the remainder of 2006 for facilities obligations. Facilities obligations are expected to continue to 2010.
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the six-months ended September 30, 2005 are summarized in the following table:

Balance at April 1, 2005	$173,774
Goodwill acquired — CTS (see note 3)	23,558
Goodwill adjustment — Kyrus Corporation	(469)
Impact of foreign currency translation	54

Balance at September 30, 2005	$196,917

The company acquired Kyrus Corporation (“Kyrus”) on September 30, 2003. The $0.5 million adjustment to goodwill relating to Kyrus is for the settlement of tax uncertainties that existed at the date of acquisition. The company may have to record additional amounts for similar tax uncertainties in the future; however, such amounts cannot be estimated at this time. Any additional amounts recorded by the company for tax uncertainties that existed at the date of acquisition will result in a change to goodwill.

6. Goodwill and Intangible Assets — continued
In accordance with FASB Statement 142, Goodwill and Other Intangible Assets, the company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The company uses a measurement date of February 1 for its annual impairment test of goodwill. As of February 1, 2005, which was the latest annual impairment test performed, the company concluded that the fair value of its two reporting units exceeded their carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of September 30, 2005, the company was not aware of any circumstances or events requiring an interim impairment test of goodwill.
Intangible Assets
The following table summarizes the company’s specifically identifiable intangible assets at September 30, 2005:

	Gross carrying	Accumulated	Net
	amount	amortization	carrying amount
Finite lived intangible assets:
Customer relationships	$5,300	$(3,333)	$1,967
Non-competition agreements	910	(215)	695
Developed technology	1,470	(389)	1,081
Patented technology	80	(42)	38

	7,760	(3,979)	3,781
Indefinite lived intangible assets:
Trade names	900	—	900

Total intangible assets	$8,660	$(3,979)	$4,681

Amortization expense for the three-months ended September 30, 2005 and 2004 was $0.6 million and $0.6 million, respectively. Amortization expense for the six-months ended September 30, 2005 and 2004 was $1.1 million and $0.6 million, respectively. Estimated amortization expense for 2006 relating to the intangible assets identified above is approximately $2.0 million. Finite-lived intangible assets identified upon the completion of assessing the fair value of net assets acquired in connection with the CTS business combination will result in an increase in the company’s amortization expense.
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

7. Mandatorily Redeemable Convertible Trust Preferred Securities — continued
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
9. Comprehensive Income
The components of comprehensive income, net of taxes, for the three and six-months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income	$6,652	$3,741	$6,942	$7,591
Other comprehensive income:
Foreign currency translation adjustment	1,111	1,112	865	2,079

Comprehensive income	$7,763	$4,853	$7,807	$9,670

10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator:
Income from continuing operations — basic	$6,796	$3,837	$7,229	$7,851
Distributions on convertible preferred securities, net of taxes	—	—	900	—

Income from continuing operations — diluted	$6,796	$3,837	$8,129	$7,851

Denominator:
Weighted average shares outstanding — basic	30,123	28,056	29,610	28,036
Effect of dilutive securities:
Stock options and unvested restricted stock	999	826	963	502
Convertible preferred securities	NA	—	3,294	—

Weighted average shares outstanding — diluted	31,122	28,882	33,867	28,538

Earnings per share from continuing operations
Basic	$0.23	$0.13	$0.24	$0.28
Diluted	0.22	0.13	0.24	0.28
For the three-month period ended September 30, 2004, options on 0.6 million shares of common stock and 8.0 million shares issuable upon conversion of the Mandatorily Redeemable Convertible Trust Preferred Securities were not included in computing diluted earnings per share because their effects were anti-dilutive.
For the six-month period ended September 30, 2004, options on 1.7 million shares of common stock and 8.0 million shares issuable upon conversion of the Mandatorily Redeemable Convertible Trust Preferred Securities were not included in computing diluted earnings per share because their effects were anti-dilutive.
11. Subsequent Event
On October 18, 2005, the company entered into a $200 million five-year unsecured credit facility. The new credit facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The new credit facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the new credit facility will generally bear interest at various levels over LIBOR.
In connection with entry into the new credit facility, the company terminated its three-year $100 million unsecured credit facility, dated April 16, 2003, as amended. As a result of the termination, the company wrote off deferred financing fees of $0.1 million in the second quarter of 2006. The financing fees, incurred at the time of entering into the facility, were being amortized over the life of the facility. No amounts were outstanding under the credit facility during 2006 or upon termination.

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
The company’s results for the three-months and six-months ended September 30, 2005 reflect sales growth in each of our major product categories, as sales increased 11.3% and 8.6% during these periods, respectively. These improvements reflect continued information technology spending in North America as well as the Company’s successful integration of its recent acquisitions, which have expanded our markets into the hospitality and retail industries and enhanced our storage solutions offerings.
The company completed its 2006 restructuring efforts during the second quarter. The restructuring was initiated during the first quarter as management continued to focus on operational efficiency. The company reduced headcount and several leased facilities were exited as certain employees moved to a virtual work environment and certain activities were consolidated.
During the first half of 2006, the company completed two significant investing and financing activities. First, the company completed the acquisition of The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. The addition of CTS enhances the company’s offering of comprehensive storage solutions. Second, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). This redemption eliminates the annual distribution on the Securities and eliminates the potential dilution of approximately 6.7 million shares.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and six-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations
Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
Net Sales and Operating Income

	Three Months Ended		Increase
	September 30		(Decrease)
(In Thousands)	2005	2004	$	%
Net sales	$405,605	$364,410	$41,195	11.3%
Cost of goods sold	352,467	316,070	36,397	11.5

Gross margin	53,138	48,340	4,798	9.9
Gross margin percentage	13.1%	13.3%
Operating expenses
Selling, general and administrative expenses	38,651	39,228	(577)	(1.5)
Restructuring charges	2,464	112	2,352	2,100.0

Operating income	$12,023	$9,000	$3,023	33.6%
Operating income percentage	3.0%	2.5%
Net Sales. Of the $41.2 million increase in net sales, $22.3 million was achieved by higher sales volume from the company’s KeyLink Systems Group, which is the company’s primary connection with its reseller partners. The remaining $18.9 million increase in net sales was achieved by higher sales volume from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries. The increase in ESG net sales was primarily the result of a $7.6 million increase in sales in the retail industry and $5.7 million incremental sales resulting from the acquisition of CTS. The remaining $5.6 million increase in ESG sales was achieved by higher sales volume from the company’s hospitality industry and core ESG businesses.
Changes in sales by major product category are as follows: hardware sales increased $24.1 million, software sales increased $6.1 million, and services revenue increased $11.0 million. The increase in hardware sales was mainly driven by higher sales volume of server technology. The increase in software sales was due to higher sales of remarketed software. The increase in service revenue was the result of higher proprietary service revenue, which was favorably impacted by the addition of CTS during the current year.
As previously discussed, the company acquired The CTS Corporations (“CTS”) on May 31, 2005, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying condensed consolidated financial statements from that date forward, contributing approximately $5.7 million of incremental revenue to the company’s consolidated results for the current quarter. Based on the timing of the acquisition, CTS is expected to contribute approximately $25.0 million to the company’s 2006 net sales.
The company anticipates net sales for the full year to increase approximately 5% to 7% compared with the prior year. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year 2006.
Gross Margin. The $4.8 million increase in gross margin is mainly due to the higher sales volume achieved in the current quarter versus the comparable quarter last year, as gross margin percentage remained reasonably consistent at 13.1% versus 13.3% for the comparable quarter last year. A significant component of the company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance. The company anticipates gross margin to be approximately 12.4% of net sales for the 2006 fiscal year.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $0.6 million decrease in SG&A expenses was driven by lower occupancy costs and other miscellaneous operating expenses of the company; offset by a higher provision for uncollectible customer accounts. Occupancy costs decreased by approximately $0.4 million, which was mainly driven by the exit of several leased facilities in connection with the restructuring efforts initiated in the current year. Other miscellaneous expenses decreased by $0.8 million resulting from the company’s cost control efforts. The company’s provision for uncollectible customer accounts increased approximately $0.6 million. The company records a provision for uncollectible customer accounts based on customer-specific information as well as the overall mix of customer receivables outstanding.
Restructuring charges increased $2.4 million during the quarter compared with the second quarter last year, which reflects restructuring efforts executed by the company during the quarter. During the current quarter, the company completed its plan to consolidate a portion of its operations to reduce costs and increase future operating efficiencies. Current quarter activities included the shut-down of certain leased facilities as well as a workforce reduction in the company’s professional services group. As previously disclosed, the company anticipated gaining certain synergies from the integration of CTS into the company’s professional services business. Costs incurred for the exit of leased facilities amounted to $1.8 million during the current quarter and represent the present value of qualifying exit costs, offset by an estimate of future sublease income. Costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $0.2 million during the current quarter. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
Other (Income) Expense

	Three Months Ended		Favorable
	September 30		(Unfavorable)
(In Thousands)	2005	2004	$	%
Other (income) expense
Other expense (income), net	$77	$(187)	$(264)	(141.2)%
Interest income	(1,005)	(648)	357	55.1
Interest expense	1,605	1,528	(77)	(5.0)

Total other expense, net	$677	$693	$16	2.3%

Other expense (income), net. The $0.3 million unfavorable change in other expense (income), net was mainly due to lower investment income from the company’s equity investment in Magirus AG; offset by a gain on sale of a portion of the company’s cost method investment.
Interest income. The increase in interest income was the result of higher investment yields earned on the company’s cash equivalents versus the comparable quarter last year. The company’s average cash and cash equivalent balance was lower during the current quarter compared with the second quarter last year.

Income Tax Expense
The effective tax rate for continuing operations for the three-months ended September 30, 2005 was 40.1% versus 37.6% for the comparable quarter in the prior year. The increase in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards in the prior year.
Six Months Ended September 30, 2005 Compared with the Six Months Ended September 30, 2004
Net Sales and Operating Income

	Six Months Ended		Increase
	September 30		(Decrease)
(In Thousands)	2005	2004	$	%
Net sales	$815,559	$751,082	$64,477	8.6%
Cost of goods sold	711,663	654,077	57,586	8.8

Gross margin	103,896	97,005	6,891	7.1
Gross margin percentage	12.7%	12.9%
Operating expenses
Selling, general and administrative expenses	79,890	78,178	1,712	2.2
Restructuring charges	4,888	301	4,587	1,523.9

Operating income	$19,118	$18,526	$592	3.2%
Operating income percentage	2.3%	2.5%
Net Sales. Of the $64.5 million increase in net sales, $39.3 million was achieved by higher sales volume from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries. The increase in ESG sales was largely due to higher sales in the retail industry, which increased $16.9 million. In addition, incremental sales resulting from the acquisition of CTS were $7.1 million in the current period. The remaining increase in ESG sales were the result of higher sales in the hospitality industry and core ESG business. The remaining $25.2 million increase net sales was achieved by higher sales volume from the company’s KeyLink Systems Group, which is the company’s primary connection with its reseller partners.
Changes in sales by major product category are as follows: hardware sales increased $40.0 million, software sales increased $11.5 million, and services revenue increased $13.0 million. Consistent with quarterly results, the increase in year-to-date hardware sales was mainly driven by higher sales volume of server technology. The increase in software sales was due to higher sales of remarketed software. The increase in service revenue was the result of higher proprietary service revenue, which includes the incremental service revenue resulting from the acquisition of CTS.
As previously discussed, the company acquired The CTS Corporations (“CTS”) on May 31, 2005, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying condensed consolidated financial statements from that date forward, contributing approximately $7.1 million of incremental revenue to the company’s consolidated results for the current year. Based on the timing of the acquisition, CTS is expected to contribute approximately $25.0 million to the company’s 2006 net sales.
The company anticipates net sales for the full year to increase approximately 5% to 7% compared with the prior year. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the six-months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year 2006.

Gross Margin. The $6.9 million increase in gross margin is mainly due to the higher sales volume achieved in the current year versus the comparable six-month period last year, as gross margin percentage remained consistent at 12.7% versus 12.9% for the comparable period last year. A significant component of the company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward sales performance. The company anticipates gross margin to be approximately 12.4% of net sales for the 2006 fiscal year.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $1.7 million increase in SG&A expenses was driven by higher compensation and benefits, outside services costs, provision for uncollectible customer accounts, and intangible asset amortization; offset by a decrease in other miscellaneous expenses. Compensation and benefits increased approximately $2.1 million, mainly due to variable compensation arrangements that tend to fluctuate based on sales results, offset by cost savings from recent restructuring efforts. The company’s provision for uncollectible customer accounts increased approximately $0.5 million. The company records a provision for uncollectible customer accounts based on customer-specific information as well as the overall mix of customer receivables outstanding. Intangible asset amortization increased by approximately $0.5 million and reflects a full six-month amortization expense for the intangible assets acquired in connection with the Kyrus Corporation and Inter-American Data, Inc. business combinations. These cost increases were offset by a reduction in other miscellaneous operating expenses of $1.4 million, which was achieved by ongoing cost control efforts by the company.
Restructuring charges increased $4.6 million during the first six months of 2006 versus the comparable period last year, which reflects restructuring efforts executed by the company in 2006. During the current period, the company consolidated a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company exited certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million, which are recorded as a component of restructuring charges in the accompanying condensed consolidated statement of operations. These termination benefits are expected to be paid over the 12 months following termination. Costs incurred for the exit of leased facilities amounted to $1.8 million and represent the present value of qualifying exit costs, offset by an estimate for future sublease income. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.

Other (Income) Expense

	Six Months Ended		Favorable
	September 30		(Unfavorable)
(In Thousands)	2005	2004	$	%
Other (income) expense
Other income, net	$(285)	$(426)	$(141)	(33.1)%
Interest income	(2,476)	(1,000)	1,476	147.6
Interest expense	3,212	3,169	(43)	(1.4)
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—	(4,811)	(100.0)

Total other (income) expense, net	$5,262	$1,743	$(3,519)	(201.9)%

Interest income. The increase in interest income was the result of higher investment yields earned on the company’s cash equivalents compared with last year. The company’s average cash and cash equivalent balance was lower during the current year compared with last year.
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) in the first quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the maturity date of the Securities. The write off of deferred financing fees, along with the $2.1 million premium payment made with the redemption, resulted in a loss of $4.8 million.
Income Tax Expense
The effective tax rate for continuing operations for the six-months ended September 30, 2005 was 41.3% versus 37.1% for the comparable period in the prior year. The increase in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards in the prior year and the impact of tax legislation enacted by the State of Ohio during the quarter ended June 30, 2005. The impact of this legislation on existing deferred tax assets, including State net operating losses and related valuation allowance, resulted in additional income tax expense of $168,000.
Business Combination
On May 31, 2005, the company acquired CTS, a leading, independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers, and public-sector clients. The acquisition of CTS initiates a relationship with EMC Corporation and will position the company as a leading provider of storage services. CTS works closely with corporate and public sector end-users to help optimize the value and performance of their IT storage systems, implementing storage solutions around major storage providers. The purchase price was $27.8 million, which included $2.6 million in assumed debt and $0.3 million of direct acquisition expenses, and was funded by cash. In addition, the company will pay an earn-out to CTS shareholders if the acquired business achieves specific financial performance targets. CTS had annual revenues of approximately $35.0 million and, based on the timing of the close of the transaction, contribution to 2006 revenues is expected to be approximately $25.0 million. During 2006, sales generated from CTS since the date of acquisition were $7.1 million, or less than 0.1% of consolidated net sales.

Restructuring Charges
Continuing Operations. During the first half of 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its Keylink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. For the six-months ended September 30, 2005, costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million and facilities costs resulting from the exit of leased facilities amounted to $1.8 million. The charges were classified as restructuring charges in the statement of operations. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income.
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
Approximately $0.6 million is expected to be paid during the remainder of 2006 for severance and other employment costs and $0.8 million is expected to be paid for facilities obligations. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate of future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. During 2006, the restructuring reserve was reduced by ongoing payment of facilities obligations. As of September 30, 2005, $1.3 million of the restructuring reserve remained, all of which relates to facilities obligations.
Approximately $0.4 million is expected to be paid during the remainder of 2006 for facilities obligations, representing the accretion of lease obligations and the absence of sub-lease income that was assumed when the restructuring charge was initially recorded. Facilities obligations are anticipated to continue until 2010.

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
As of September 30, 2005, the company’s total debt balance was $59.8 million and consisted of Senior Notes and capital lease obligations. As of March 31, 2005, the company’s total debt balance was $185.2 million, and consisted of Senior Notes, capital lease obligations and Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). The significant decrease in total debt from prior year-end to September 30, 2005 is due to the redemption of the company’s Securities in June 2005.
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
Senior Notes
The principal amount of Senior Notes outstanding at September 30, 2005 and March 31, 2005 was $59.4 million, which are due August 2006. Accordingly, the Senior Notes have been classified as a current liability in the accompanying balance sheet at September 30, 2005. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of September 30, 2005 was approximately $0.9 million. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the company’s assets, and indebtedness of the company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the company at the option of the holders in the event of a change in control of the company.
Revolving Credit Facility
As of September 30, 2005, the company maintained a revolving credit agreement (“2004 Revolver”), which provided the ability to borrow up to $100 million (limited to certain borrowing base calculations) and allowed for increases under certain conditions up to $150 million during the life of the facility. Advances on the 2004 Revolver were subject to interest at various levels over LIBOR, and a facility fee was required, both of which were determined based on the company’s leverage ratio. The 2004 Revolver did not contain a pre-payment penalty. There were no amounts outstanding under the 2004 Revolver at September 30, 2005 or March 31, 2005.
On October 18, 2005, the company entered into a $200 million five-year unsecured credit facility. The new credit facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The new credit facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the new credit facility will generally bear interest at various levels over LIBOR.
In connection with entry into the new credit facility, the company terminated its 2004 Revolver. As a result of the termination, the company wrote off deferred financing fees of $0.1 million in the current quarter. The financing fees, incurred at the time of entering into the facility, were being amortized over the life of the 2004 Revolver. No amounts had been borrowed under the 2004 Revolver during the current year prior to its termination.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the six-months ended September 30, 2005 and 2004:

	Six Months Ended		Increase
	September 30		(Decrease)
(In Thousands)	2005	2004	$
Net cash provided by (used for) continuing operations:
Operating activities	$29,963	$56,889	$(26,926)
Investing activities	(28,793)	(1,138)	(27,655)
Financing activities	(104,857)	(351)	(104,506)
Effect of foreign currency fluctuations on cash	673	323	350

Cash flows (used for) provided by continuing operations	(103,014)	55,723	(158,737)
Net cash (used for) provided by discontinued operations	(862)	3,737	(4,599)

Net (decrease) increase in cash and cash equivalents	$(103,876)	$59,460	$(163,336)

Cash Flow from Operating Activities. The decrease in cash provided by operating activities was mainly the result of a smaller contribution from working capital improvements. The working capital change was principally due to the timing of cash receipts from customers and inventory purchases; offset by the impact of the timing of payment to our vendors.
Cash Flow Used for Investing Activities. Cash used for investing activities during the current year was predominantly for the acquisition of CTS during the first quarter of 2006, which was funded by cash. The purchase price was $27.8 million. The acquisition of CTS initiates a relationship with EMC Corporation and positions the company as a leading provider of storage solutions.
Cash Flow from Financing Activities. Cash used for financing activities during the current year was mainly for the redemption of the company’s Mandatorily Redeemable Convertible Trust Preferred Securities during the first quarter of 2006. Securities with a carrying value of $105.4 million were redeemed at a premium of 2.025%, for a total use of cash of $107.5 million. The company funded the redemption with existing cash. The remaining Securities, which had a carrying value of $19.9 million, were converted into common shares of the company. The company also continued to pay quarterly cash dividends of $0.03 per share to its shareholders in the current year, totaling $1.8 million. These uses of cash were offset by $4.6 million in proceeds received from the issuance of common stock during 2006 upon the exercise of stock options by option holders.
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
As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the company’s operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted Statement 123(R) in prior periods, the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 1 to the accompanying condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have not been significant.
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
Our revenue and profitability depend on the overall demand for our products and services. Delays or reductions in information technology spending by end users could materially adversely affect the demand for our products and services. If the markets for our products and services soften or continue to soften, our business, results of operations or financial condition could be materially adversely affected.
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
As discussed in the company’s Annual Report on Form 10-K for the year ended March 31, 2005, management concluded that the company’s disclosure controls and procedures and internal control over financial reporting had material weaknesses as of March 31, 2005. The company has taken certain actions to begin to address these material weaknesses. The company’s inability to remediate these material weaknesses promptly and effectively could have a material impact on the reported results of operations and financial condition, as well as impair its ability to meet its quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of the company’s common shares. Prior to the remediation of these material weaknesses, there remains the risk that the transitional controls on which the company currently relies will not be sufficiently effective, which could result in a material misstatement of the company’s financial position or results of operations and require a restatement.
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
In Item 9A of the company’s Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission, management reported that two material weaknesses existed in the company’s internal control over financial reporting as of March 31, 2005 and the company is in the process of taking remedial steps to correct these weaknesses. Since these remedial steps have not been completed as of September 30, 2005, management performed additional analysis and other procedures to ensure the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report present fairly in all material respects the company’s financial position, results of operations and cash flows for the period presented.
Based upon, and as of the date of, this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.

(c) Changes in internal control over financial reporting. During the first quarter, the company began implementing the remedial measures described in “Management’s Report on Internal Control over Financial Reporting,” which is included in the company’s Annual Report on Form 10-K for the year ended March 31, 2005. These remedial measures are in response to the material weaknesses identified in the company’s internal control over financial reporting as of March 31, 2005. Because these remedial measures are in early stages of implementation, there has been no change in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on July 28, 2005. The following Directors were re-elected to serve until the annual meeting of shareholders in 2008:

Director	For	Against	Abstentions
Thomas A. Commes	25,354,145	—	1,723,751
Howard V. Knicely	25,862,525	—	1,215,371
Also at the annual meeting, shareholders voted to elect the following individual to serve as Director until the annual meeting of shareholders in 2008:

Director	For	Against	Abstentions
Curtis J. Crawford	26,967,464	—	110,432
The term of office for the following Directors continued after the shareholders meeting: Keith M. Kolerus, Robert A. Lauer, Robert G. McCreary, III, Charles F. Christ, Arthur Rhein, and Thomas C. Sullivan.

Also at the annual meeting, shareholders voted to approve the Agilysys, Inc. Executive Officer Annual Incentive Plan (the “Plan”). The Plan is intended to promote the Company’s compensation objectives by providing short-term financial awards to executive officers of the Company in order to encourage them to improve the Company’s operating results and enable the Company to recruit and retain such executive officers by making the Company’s overall compensation program competitive with the compensation programs of similar companies. Shareholders voted as follows:

For	Against	Abstentions	Broker Non-Votes
22,933,445	632,865	464,012	3,047,574
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
AGILYSYS, INC.

Date: November 9, 2005	/s/ Arthur Rhein Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	/s/ Martin F. Ellis Martin F. Ellis
Executive Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)