Form 10-Q
period 2005-12-31
AGILYSYS INC
filed 2006-02-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of February 2, 2006 was 30,524,505

AGILYSYS, INC.
Index

Part I.	Financial Information

	Item 1	Financial Statements

Condensed Consolidated Statements of Operations – Three and Nine Months Ended December 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Balance Sheets – December 31, 2005 (Unaudited) and March 31, 2005

Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements – December 31, 2005 (Unaudited)

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About Market Risk

	Item 4	Controls and Procedures

Part II.	Other Information

	Item 1A	Risk Factors

	Item 6	Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands, except share and per share data)	2005	2004	2005	2004
Net sales	$532,219	$515,684	$1,347,778	$1,266,766
Cost of goods sold	462,118	449,880	1,173,781	1,103,956

Gross margin	70,101	65,804	173,997	162,810
Operating expenses
Selling, general, and administrative expenses	43,514	39,702	123,405	117,880
Restructuring charges	232	107	5,121	408

Operating income	26,355	25,995	45,471	44,522
Other (income) expenses
Other income, net	(223)	(156)	(510)	(582)
Interest income	(1,103)	(946)	(3,578)	(1,946)
Interest expense	1,699	1,624	4,910	4,794
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	4,811	—

Income before income taxes	25,982	25,473	39,838	42,256
Provision for income taxes	10,679	9,637	16,405	15,859
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	1,378	902	4,089

Income from continuing operations	15,303	14,458	22,531	22,308
Loss from discontinued operations, net of taxes	129	229	416	489

Net income	$15,174	$14,229	$22,115	$21,819

Earnings per share – basic
Income from continued operations	$0.51	$0.51	$0.76	$0.80
Loss from discontinued operations	(0.01)	—	(0.02)	(0.02)

Net income	$0.50	$0.51	$0.74	$0.78

Earnings per share – diluted
Income from continued operations	$0.49	$0.42	$0.71	$0.72
Loss from discontinued operations	—	—	(0.01)	(0.02)

Net income	$0.49	$0.42	$0.70	$0.70

Weighted average shares outstanding
Basic	30,163,128	28,119,460	29,794,549	28,057,571
Diluted	31,079,542	37,269,747	32,937,729	36,825,936

Cash dividends per share	$0.03	$0.03	$0.09	$0.09
See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2005 are Unaudited)

	December 31	March 31
(In thousands, except share and per share data)	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$131,984	$241,880
Accounts receivable, net	396,243	263,986
Inventories, net	56,899	47,305
Deferred income taxes	11,870	9,379
Prepaid expenses and other current assets	4,111	1,991
Assets of discontinued operations	625	702

Total current assets	601,732	565,243
Goodwill	191,398	173,774
Intangible assets, net	12,798	5,796
Investments	18,178	19,785
Other non-current assets	18,457	20,241
Property and equipment, net	28,361	30,319

Total assets	$870,924	$815,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$347,140	$228,775
Accrued liabilities	49,508	38,178
Mandatorily Redeemable Convertible Trust Preferred Securities	—	125,317
Senior Notes	59,585	—
Liabilities of discontinued operations	1,076	1,767

Total current liabilities	457,309	394,037
Long-term debt	140	59,624
Deferred income taxes	14,597	11,657
Other non-current liabilities	20,094	17,389
Shareholders’ equity
Common stock, at $0.30 stated value; 30,488,005 and 28,820,531 shares outstanding at December 31, 2005 and March 31, 2005, respectively; net of 54,025 and 46,442 shares in treasury at December 31, 2005 and March 31, 2005, respectively	9,064	8,564
Capital in excess of stated value	112,944	88,927
Retained earnings	255,171	235,749
Unearned compensation on restricted stock awards	(348)	(873)
Accumulated other comprehensive income	1,953	84

Total shareholders’ equity	378,784	332,451

Total liabilities and shareholders’ equity	$870,924	$815,158

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31
(In thousands)	2005	2004
Operating activities:
Net income	$22,115	$21,819
Add: Loss from discontinued operations	416	489

Income from continuing operations	22,531	22,308
Adjustments to reconcile income from continuing operations to net cash provided by operating activities (net of effects from business acquisitions):
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—
Gain on redemption of investment in affiliated company	(622)	—
Loss (gain) on disposal of plant and equipment	214	(34)
Depreciation	2,640	3,143
Amortization	5,686	5,587
Deferred income taxes	(4,898)	(1,419)
Changes in working capital:
Accounts receivable	(127,117)	(76,799)
Inventory	(9,091)	(2,109)
Accounts payable	115,533	102,393
Accrued liabilities	12,321	11,588
Other changes, net	(1,292)	(124)
Other non-cash adjustments	4,512	(4,764)

Total adjustments	2,697	37,462

Net cash provided by operating activities	25,228	59,770

Investing activities:
Acquisition of businesses, net of cash acquired	(27,645)	—
Proceeds from redemption of investment in affiliated company	788	—
Proceeds from sale of property and equipment	—	105
Acquisition of property and equipment	(2,045)	(1,530)

Net cash used for investing activities	(28,902)	(1,425)

Financing activities:
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	(107,536)	—
Dividends paid	(2,694)	(2,466)
Proceeds from issuance of common stock	4,921	2,758
Other	(247)	(273)

Net cash (used for) provided by financing activities	(105,556)	19

Effect of foreign currency fluctuations on cash	364	363

Cash flows (used for) provided by continuing operations	(108,866)	58,727
Cash flows (used for) provided by discontinued operations	(1,030)	3,419

Net (decrease) increase in cash	(109,896)	62,146
Cash at beginning of period	241,880	149,903

Cash at end of period	$131,984	$212,049

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
The condensed consolidated balance sheet as of December 31, 2005, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine-months ended December 31, 2005 and 2004 have been prepared by the company without audit. The financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. The results of operations for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
Non-cash Investing Activities
During the nine-months ended December 31, 2005, a portion of the company’s investment in an affiliated company was redeemed by the affiliated company for $2.2 million, of which $1.4 million was a non-cash exchange and $0.8 million was received in cash. The investment, which is accounted for using the cost method, had a carrying value of $1.6 million, resulting in a $0.6 million gain on redemption of investment in affiliated company.

1. Basis of Presentation and Significant Accounting Policies – continued
Stock-Based Compensation
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
The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to Statement 123:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2005	2004	2005	2004
Net income, as reported(a)	$15,174	$14,229	$22,115	$21,819
Compensation cost based on fair value method, net of taxes	(637)	(489)	(1,911)	(1,466)

Pro forma net income	$14,537	$13,740	$20,204	$20,353

Earnings per share – basic
As reported	$0.50	$0.51	$0.74	$0.78
Pro forma	0.48	0.49	0.68	0.73

Earnings per share – diluted
As reported	$0.49	$0.42	$0.70	$0.70
Pro forma	0.47	0.41	0.64	0.66

(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:	$146	$149	$246	$373
2. Recently Issued Accounting Pronouncement
On December 16, 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Statement 123(R) will be effective for the company on April 1, 2006, the beginning of the company’s fiscal 2007.

2. Recently Issued Accounting Pronouncement – continued
Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The company plans to use the modified prospective method to adopt the provisions of Statement 123(R).
As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the company’s operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted Statement 123(R) in prior periods, the company believes the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions has not been significant.
3. Recent Acquisitions
In accordance with FASB Statement 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
Mainline China and Hong Kong
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying condensed consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beihing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The acquisition price for the China and Hong Kong operations was $0.5 million.
Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $0.5 million was assigned to goodwill in the current quarter. The company is still in the process of assessing the fair value of the acquired assets and liabilities. Accordingly, the preliminary allocation of the purchase price is subject to modification.

3. Recent Acquisitions – continued
The CTS Corporations
On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying condensed consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included $2.6 million in assumed debt and $0.3 million of direct acquisition expenses. Additionally, the company would be obligated to pay an earn-out to former CTS shareholders if the acquired business achieves specific financial performance targets. As of December 31, 2005, it is not likely that the financial performance targets will be met by the end of the earn-out period.
Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $24.1 million was assigned to goodwill in the first quarter of 2006. During the second quarter, the company adjusted the estimated fair value of acquired tax assets and liabilities by approximately $0.5 million, with a corresponding decrease to goodwill. During the current quarter, the CTS specifically identifiable intangible assets were assigned a fair value of $9.8 million with a corresponding reduction to goodwill. The resulting deferred tax adjustment was $3.8 million with a corresponding offset to goodwill. Of the intangible assets acquired, $9.4 million was assigned to customer relationships, which is being amortized over ten years using an accelerated method and $0.4 million was assigned to non-compete agreements, which is being amortized over four years using the straight-line method. The company is still in the process of assessing the fair value of the acquired net assets. Accordingly, the allocation of the purchase price is subject to modification in the near future. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.
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
For the three-months ended December 31, 2005 and 2004, the company realized a loss from discontinued operations of $0.1 million (net of $0.1 million of income taxes) and $0.2 million (net of $0.1 million of income taxes), respectively. For the nine-months ended December 31, 2005 and 2004, the company realized a loss from discontinued operations of $0.4 million (net of $0.3 million of income taxes) and $0.5 million (net of $0.3 million of income taxes), respectively.

5. Restructuring Charges
Continuing Operations
2006 Restructuring. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. For the nine-months ended December 31, 2005, costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million and facilities costs resulting from the exit of leased facilities amounted to $1.8 million. The charges were classified as restructuring charges in the statement of operations. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income.
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
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and
	other employee
	costs	Facilities	Total
Balance at April 1, 2005	$—	$5,458	$5,458
Additions	2,297	—	2,297
Accretion of lease obligations	—	103	103
Amounts paid	(72)	(160)	(232)
Other	(492)	—	(492)

Balance at June 30, 2005	1,733	5,401	7,134
Additions	177	1,819	1,996
Accretion of lease obligations	—	132	132
Amounts paid	(945)	(341)	(1,286)

Balance at September 30, 2005	965	7,011	7,976
Additions	42	—	42
Accretion of lease obligations	—	140	140
Amounts paid	(503)	(403)	(906)
Other	—	(175)	(175)

Balance at December 31, 2005	$504	$6,573	$7,077

5. Restructuring Charges – continued
In addition to the expenses identified as “additions” in the above reconciliation, the company incurred $0.2 million and $0.6 million of additional expenses for the three and nine-months ended December 31, 2005, respectively, which were classified as restructuring charges in the statement of operations. These expenses related to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area maintenance costs.
The $0.5 million classified as “other” in the table during the first quarter represents the net cost of certain incentive and benefit plan obligations that were included in the restructuring charge and subsequently reclassified. The $0.2 million classified as “other” in the table during the current quarter represents adjustments to the remaining facility obligations for sublease agreements and early termination agreements, with an offset to the restructuring charges in the statement of operations. Of the remaining $7.1 million reserve at December 31, 2005, approximately $0.2 million is expected to be paid during the remainder of 2006 for severance and other employment costs and $0.4 million is expected to be paid for facilities obligations. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
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
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

Facilities
Balance at April 1, 2005	$1,639
Accretion of lease obligations	19
Amounts paid	(207)

Balance at June 30, 2005	1,451
Accretion of lease obligations	17
Amounts paid	(193)

Balance at September 30, 2005	1,275
Accretion of lease obligations	16
Amounts paid	(147)

Balance at December 31, 2005	$1,144

Of the remaining $1.1 million reserve at December 31, 2005, approximately $0.2 million is expected to be paid during the remainder of 2006 for facilities obligations. Facilities obligations are expected to continue to 2010.

6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the nine-months ended December 31, 2005 are summarized in the following table:

Balance at April 1, 2005	$173,774
Goodwill acquired – CTS (see note 3)	17,553
Goodwill acquired – Mainline China and Hong Kong (see note 3)	466
Goodwill adjustment – Kyrus Corporation	(443)
Impact of foreign currency translation	48

Balance at December 31, 2005	$191,398

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
In accordance with FASB Statement 142, Goodwill and Other Intangible Assets, the company does not amortize goodwill; rather, goodwill is tested for impairment on an annual basis, or more often if conditions exist which indicate potential impairment. The company uses a measurement date of February 1 for its annual impairment test of goodwill. As of February 1, 2005, which was the latest annual impairment test performed, the company concluded that the fair value of its two reporting units exceeded their carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of December 31, 2005, the company was not aware of any circumstances or events requiring an interim impairment test of goodwill.
Intangible Assets
The following table summarizes the company’s specifically identifiable intangible assets at December 31, 2005:

	Gross
	carrying	Accumulated	Net carrying
	amount	amortization	amount
Finite lived intangible assets:
Customer relationships	$14,700	$(4,861)	$9,839
Non-competition agreements	1,310	(304)	1,006
Developed technology	1,470	(448)	1,022
Patented technology	80	(49)	31

	17,560	(5,662)	11,898

Indefinite lived intangible assets:
Trade names	900	—	900

Total intangible assets	$18,460	$(5,662)	$12,798

Amortization expense for the three-months ended December 31, 2005 and 2004 was $1.7 million. Amortization expense for the nine-months ended December 31, 2005 and 2004 was $2.8 million and $2.3 million, respectively. Estimated amortization expense for 2006 for the intangible assets identified above is approximately $3.7 million.

7. Financing Arrangements
Revolving Credit Agreement
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
In connection with entry into the new credit facility, the company terminated its three-year $100 million unsecured credit facility, dated April 16, 2003, as amended. As a result of the termination, the company wrote off deferred financing fees of $0.1 million in the third quarter of 2006. The financing fees, incurred at the time of entering into the facility, were being amortized over the life of the facility. No amounts were outstanding under the credit facility during 2006 or upon termination.
Senior Notes
The principal amount of Senior Notes outstanding at December 31, 2005 and March 31, 2005 was $59.4 million. The Senior Notes are due August 2006. Accordingly, the Senior Notes have been classified as a current liability in the accompanying balance sheet at December 31, 2005. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of December 31, 2005 and March 31, 2005 was approximately $2.4 million and $0.9 million, respectively.
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
8. Mandatorily Redeemable Convertible Trust Preferred Securities
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
10. Comprehensive Income
The components of comprehensive income, net of taxes, for the three and nine-months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2005	2004	2005	2004
Net income	$15,174	$14,229	$22,115	$21,819
Other comprehensive income:
Foreign currency translation adjustment	1,004	(496)	1,869	1,582

Comprehensive income	$16,178	$13,733	$23,984	$23,401

11. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2005	2004	2005	2004
Numerator:
Income from continuing operations – basic	$15,303	$14,458	$22,531	$22,308
Distributions on convertible preferred securities, net of taxes	—	1,378	902	4,089

Income from continuing operations — diluted	$15,303	$15,836	$23,433	$26,397

Denominator:
Weighted average shares outstanding – basic	30,163	28,120	29,795	28,058
Effect of dilutive securities:
Stock options and unvested restricted stock	917	1,192	947	806
Convertible preferred securities		7,958	2,196	7,962

Weighted average shares outstanding – diluted	31,080	37,270	32,938	36,826

Earnings per share from continuing operations
Basic	$0.51	$0.51	$0.76	$0.80
Diluted	$0.49	$0.42	$0.71	$0.72
For the nine-month period ended December 31, 2004, options on 0.9 million shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The company’s results for the three and nine-months ended December 31, 2005 reflect an increase in sales in each of our major product categories, as sales increased 3.2% and 6.4% during these periods, respectively. Continued IT spending in North America has driven the improvements in hardware and software sales. The successful integration of our recent acquisitions has driven the improvements in services revenue, as we have expanded our service solutions into the retail and hospitality industries and, most recently, increased our storage solutions offerings with the acquisition of The CTS Organizations, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients.
During the current quarter, the company acquired the China and Hong Kong operations of Mainline Information Systems. This business specializes in IBM enterprise solutions for large and medium-sized businesses and banking institutions in the Hong Kong and China markets and allows the company to begin operations in China with a nucleus of a local talented workforce. The acquisition also provides the company the ability to better serve our hospitality customers with new and growing operations in Macau.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations
Three Months Ended December 31, 2005 Compared with the Three Months Ended December 31, 2004
Net Sales and Operating Income

	Three Months Ended		Increase
	December 31		(Decrease)
(In Thousands)	2005	2004	$	%
Net sales	$532,219	$515,684	$16,535	3.2%
Cost of goods sold	462,118	449,880	12,238	2.7

Gross margin	70,101	65,804	4,297	6.5
Gross margin percentage	13.2%	12.8%
Operating expenses
Selling, general and administrative expenses	43,514	39,702	3,812	9.6
Restructuring charges	232	107	125	116.8

Operating income	26,355	25,995	360	1.4%
Operating income percentage	5.0%	5.0%
Net Sales. Sales volume from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries, increased $31.9 million. The increase in ESG sales was mainly due to higher sales from its Technology Solutions group. Additionally, incremental sales generated from the company’s acquisition of The CTS Corporations (“CTS”) accounted for $4.6 million of the ESG increase. The increase in ESG sales were offset by a $15.4 million decrease in sales volume from the company’s KeyLink Systems Group (“KeyLink”), which is the company’s primary connection with its reseller partners.
Changes in sales by major product category were as follows: hardware sales increased $11.1 million, or 3%, software sales increased $2.7 million, or 3%, and services revenue increased $2.7 million, or 11%. The increase in hardware sales was mainly driven by higher sales of storage technology. The increase in software sales was the result of higher sales of remarketed software. The increase in service revenue was driven by higher proprietary service revenue, which was complemented by the incremental service revenue generated from the acquisition of CTS.
The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended December 31, 2005 are not necessarily indicative of the operating results for the full fiscal year 2006. The company anticipates net sales for the full year to increase approximately 5% to 7% compared with the prior year.
Gross Margin. The $4.3 million increase in gross margin was due to higher sales volume in the current quarter versus the comparable quarter last year and an improvement in gross margin percentage from 12.8% last year to 13.2% for the current quarter. This improvement was mainly due to the increase in ESG sales, which generally achieve a higher gross margin compared to KeyLink sales. The improvement in gross margin percentage was also due to the increase in proprietary services revenue, which generally carries a higher gross margin compared to the company’s other product categories. A significant component of the company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward the attainment of certain supplier defined goals. The company anticipates gross margin to be approximately 12.9% of net sales for the 2006 fiscal year.

Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $3.8 million increase in SG&A expenses in the current quarter versus the comparable quarter last year was driven by higher compensation and benefit costs and higher bad debt expense. Compensation and benefits costs increased approximately $2.8 million, which was mainly due to incremental headcount from the two acquisitions made in the current year, one-time costs associated with the integration of CTS, as well as incentive compensation; offset by cost savings from the company’s recent restructuring efforts. The company’s bad debt expense increased approximately $2.0 million. The company records a provision for uncollectible accounts based on customer-specific information as well as the overall mix and age of customer receivables outstanding. These increases were offset by a $1.0 million reduction on other miscellaneous general and administrative costs of the company.
Other (Income) Expense

	Three Months Ended		Favorable
	December 31		(Unfavorable)
(In Thousands)	2005	2004	$	%
Other (income) expense
Other income, net	$(223)	$(156)	$67	42.9%
Interest income	(1,103)	(946)	157	16.6
Interest expense	1,699	1,624	(75)	(4.6)

Total other expense, net	$373	$522	$149	28.5%

Interest Income. The increase in interest income was achieved through higher investment yields on the company’s cash equivalents during the current quarter versus the comparable quarter last year.
Income Tax Expense
The effective tax rate for continuing operations for the three-months ended December 31, 2005 was 41.1% versus 37.8% for the comparable quarter in the prior year. The increase in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards in the third-quarter of the prior year and additional income tax expense of $0.1 million resulting from interest costs associated with filing amended tax returns during the current quarter.

Nine Months Ended December 31, 2005 Compared with the Nine Months Ended December 31, 2004
Net Sales and Operating Income

	Nine Months Ended		Increase
	December 31		(Decrease)
(In Thousands)	2005	2004	$	%
Net sales	$1,347,778	$1,266,766	$81,012	6.4%
Cost of goods sold	1,173,781	1,103,956	69,825	6.3

Gross margin	173,997	162,810	11,187	6.9
Gross margin percentage	12.9%	12.9%
Operating expenses
Selling, general and administrative expenses	123,405	117,880	5,525	4.7
Restructuring charges	5,121	408	4,713	1,155.1

Operating income	45,471	44,522	949	2.1%
Operating income percentage	3.4%	3.5%
Net Sales. Of the $81.0 million increase in net sales, $73.1 million was achieved by higher sales volume from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries. The increase in ESG sales was mainly due to higher sales from its Technology Solutions group along with increased sales in the retail industry. Additionally, incremental sales generated from the company’s acquisition of The CTS Corporations accounted for $11.7 million of the ESG increase. The remaining $7.9 million increase in net sales was achieved by higher sales volume from the company’s KeyLink Systems Group, which is the company’s primary connection with its reseller partners.
Changes in sales by major product category were as follows: hardware sales increased $51.1 million, or 5%, software sales increased $14.2 million, or 8%, and services revenue increased $15.7 million, or 24%. The increase in hardware sales was driven by higher sales of server and storage technology. The increase in software sales was primarily the result of higher remarketed software sales. The increase in services revenue was due to higher sales of proprietary services in the retail and hospitality industries as well as the incremental revenue resulting from the acquisition of CTS.
The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the nine-months ended December 31, 2005 are not necessarily indicative of the operating results for the full fiscal year 2006. The company anticipates net sales for the full year to increase approximately 5% to 7% compared with the prior year.
Gross Margin. The $11.2 million increase in gross margin is mainly due to the increase in net sales compared with last year, as the gross margin percentage remained consistent between the nine-month periods. A significant component of the company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward the attainment of certain supplier defined goals. The company anticipates gross margin to be approximately 12.9% of net sales for the 2006 fiscal year.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $5.5 million increase in SG&A expenses in the current year versus the comparable period last year was mainly driven by higher compensation and benefit costs, higher costs for third-party professional services and higher bad debt expense.

Compensation and benefits costs increased approximately $4.9 million, which was mainly due to incremental headcount from the acquisition of CTS, one-time integration costs associated with the acquisition of CTS, and long-term incentive compensation; offset by cost savings from the company’s restructuring efforts in the current year. Third-party professional services costs increased $0.7 million, which was mainly due to an increase in external auditor fees as well as information technology consulting costs. The company’s bad debt expense increased approximately $2.4 million. The company records a provision for uncollectible accounts based on customer-specific information as well as the overall mix of customer receivables outstanding. These increases were offset by a $2.5 million reduction of other miscellaneous general and administrative costs of the company.
Restructuring charges increased $4.7 million compared with last year, which reflects restructuring efforts executed by the company in 2006. During the current year, the company consolidated a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company exited certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from the workforce reductions amounted to $2.5 million. These termination benefits are expected to be paid over the 12 months following termination. Costs incurred for the exit of leased facilities amounted to $1.8 million and represent the present value of qualifying exit costs, offset by an estimate for future sublease income. Severance and other employment termination costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
Other (Income) Expense

	Nine Months Ended		Favorable
	December 31		(Unfavorable)
(In Thousands)	2005	2004	$	%
Other (income) expense
Other income, net	$(510)	$(582)	$(72)	(12.4)%
Interest income	(3,578)	(1,946)	1,632	83.9
Interest expense	4,910	4,794	(116)	(2.4)
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—	(4,811)	(100.0)

Total other (income) expense, net	$5,633	$2,266	$(3,367)	(148.6)%

Interest Income. The increase in interest income was achieved through higher investment yields on the company’s cash equivalents during the current period versus the comparable period of the prior year.
Interest Expense. The increase in interest expense was due to the write-off of unamortized issuance costs relating to the company’s prior credit facility, which was terminated in October 2005. The prior credit facility was replaced with a $200 million five-year unsecured credit facility. Deferred issuance costs associated with the prior credit facility were being recognized as additional interest expense over the life of the prior credit facility. Direct and incremental costs associated with the new credit facility have been deferred and will be recognized as additional interest expense over the life of the new credit facility.
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) in the first quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the maturity date of the Securities. The write off of deferred financing fees, along with the $2.1 million premium paid for the redemption, resulted in a loss of $4.8 million.
Income Tax Expense
The effective tax rate for continuing operations for the nine-months ended December 31, 2005 was 41.2% versus 37.5% for the comparable period in the prior year. The increase in the effective tax rate primarily reflects the recognition of State net operating loss carryforwards in the prior year as well as the impact of tax legislation enacted by the State of Ohio during the first quarter of 2006 and additional income tax expense of $0.1 million resulting from interest costs associated with filing amended tax returns during the quarter. The impact of the tax legislation enacted by the State of Ohio on existing deferred tax assets, including State net operating loss carryforwards and related valuation allowance, resulted in additional income tax expense of $0.2 million.
Business Combinations
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. The purchase price was $0.5 million. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business is anticipated to provide the opportunity for the company to begin operations in China with a nucleus of a local talented workforce.
On May 31, 2005, the company acquired CTS, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers, and public-sector clients. The acquisition of CTS initiated a relationship with EMC Corporation and positions the company as a leading provider of storage solutions. CTS works closely with corporate and public-sector end-users to help optimize the value and performance of their IT storage systems, implementing storage solutions around major storage providers. The purchase price was $27.8 million, which included $2.6 million in assumed debt and $0.3 million of direct acquisition expenses, and was funded by cash on hand. Additionally, the company would be obligated to pay an earn-out to CTS shareholders if the acquired business achieves specific financial performance targets. As of December 31, 2005, it is not likely that the financial performance targets will be met by the end of the earn-out period. CTS had annual revenues of approximately $35.0 million and, based on the timing of the close of the transaction, contribution to 2006 revenues since the date of acquisition are $11.7 million.
Restructuring Charges
Continuing Operations. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. For the nine-months ended December 31, 2005, costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million and facilities costs resulting from the exit of leased facilities amounted to $1.8 million. The charges were classified as restructuring charges in the statement of operations. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income.

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
Approximately $0.2 million is expected to be paid during the remainder of 2006 for severance and other employment costs and $0.4 million is expected to be paid for facilities obligations. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate of future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. During 2006, the restructuring reserve was reduced by ongoing payments of facilities obligations. As of December 31, 2005, $1.1 million of the restructuring reserve remained, all of which relates to facilities obligations.
Approximately $0.2 million is expected to be paid during the remainder of 2006 for facilities obligations, representing the accretion of lease obligations and the absence of sub-lease income that was assumed when the restructuring charge was initially recorded. Facilities obligations are anticipated to continue until 2010.
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
As of December 31, 2005, the company’s total debt was $59.7 million and consisted of Senior Notes and capital lease obligations. As of March 31, 2005, the company’s total debt was $185.2 million, and consisted of Senior Notes, capital lease obligations and Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). The significant decrease in total debt from March 31, 2005 to December 31, 2005 is due to the redemption of the company’s Securities in June 2005.

Revolving Credit Facility
On October 18, 2005, the company entered into a $200 million five-year unsecured credit facility (“Facility”). The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. There were no amounts outstanding under the Facility at December 31, 2005.
In connection with entry into the Facility, the company terminated its prior unsecured credit facility. As a result of the termination, the company wrote off deferred financing fees of $0.1 million in the current quarter. The financing fees, incurred at the time of entering into the prior facility, were being amortized over the life of the prior facility. No amounts had been borrowed under the prior facility during the current year prior to its termination or at March 31, 2005.
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
Senior Notes
The principal amount of Senior Notes outstanding at December 31, 2005 and March 31, 2005 was $59.4 million. The Senior Notes are due August 2006. Accordingly, the Senior Notes have been classified as a current liability in the accompanying balance sheet at December 31, 2005. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of December 31, 2005 and March 31, 2005 was approximately $2.4 million and $0.9 million, respectively.
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

Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the nine-months ended December 31, 2005 and 2004:

	Nine Months Ended		Increase
	December 31		(Decrease)
(In Thousands)	2005	2004	$
Net cash provided by (used for) continuing operations:
Operating activities	$25,228	$59,770	$(34,542)
Investing activities	(28,902)	(1,425)	(27,477)
Financing activities	(105,556)	19	(105,575)
Effect of foreign currency fluctuations on cash	364	363	1

Cash flows (used for) provided by continuing operations	(108,866)	58,727	(167,593)
Net cash (used for) provided by discontinued operations	(1,030)	3,419	(4,449)

Net (decrease) increase in cash and cash equivalents	$(109,896)	$62,146	$(172,042)

Cash Flow from Operating Activities. The decrease in cash provided by operating activities was principally due to the change in working capital requirements, which were a use of cash during the current year compared with a source of cash last year. The working capital change was principally due to the increase in customer receivables resulting from the timing of cash receipts from customers; offset by the increase in accounts payable resulting from the timing of payment to our vendors.
Cash Flow Used for Investing Activities. Cash used for investing activities during the current year was predominantly for the acquisition of CTS during the first quarter of 2006, which was funded by cash on hand. The purchase price was $27.8 million. The acquisition of CTS initiates a relationship with EMC Corporation and positions the company as a leading provider of storage solutions. The Company’s acquisition of the China and Hong Kong operations of Mainline Information Systems, Inc. during the current quarter was essentially cash neutral net of cash acquired in the transaction.
Cash Flow from Financing Activities. Cash used for financing activities during the current year was mainly for the redemption of the company’s Mandatorily Redeemable Convertible Trust Preferred Securities during the first quarter of 2006. Securities with a carrying value of $105.4 million were redeemed at a premium of 2.025%, for a total use of cash of $107.5 million. The company funded the redemption with cash on hand. The remaining Securities, which had a carrying value of $19.9 million, were converted into common shares of the company. The company also continued to pay quarterly cash dividends of $0.03 per share to its shareholders in the current year, totaling $2.7 million. These uses of cash were offset by $4.9 million in proceeds received from the issuance of common stock during 2006 upon the exercise of stock options by option holders.
Contractual Obligations
The company has contractual obligations for long-term debt, capital leases and operating leases that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended March 31, 2005 (“Annual Report”). On June 15, 2005, the company completed the redemption of its Securities. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million. The company funded the redemption with cash on hand. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.

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
Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The company plans to use the modified prospective method to adopt the provisions of Statement 123(R).
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
In Item 9A of the company’s Annual Report on Form 10-K for the year ended March 31, 2005, as filed with the Securities and Exchange Commission, management reported that two material weaknesses related to the company’s vendor debits process and financial statement close process existed in the company’s internal control over financial reporting as of March 31, 2005. Those material weaknesses in internal control over financial reporting also impacted the effectiveness of the company’s disclosure controls and procedures, resulting in management’s conclusion that the company’s disclosure controls and procedures were not effective as of March 31, 2005.
In fiscal 2006, and through the date of this filing, the following control improvements have been implemented in an effort to remediate the control deficiencies that contributed to the two material weaknesses identified above:

Financial Statement Close Process
–	Implemented a more extensive analysis and enhanced the reconciliation and review process relating to vendor rebates, an unconsolidated entity accounted for using the equity method, liabilities for employee incentives, liabilities for long-term incentive compensation, and the accrual of the obligation for the supplemental executive retirement plan (“SERP”).

–	Enhanced prevent and detect controls, including the assessment of revenue cut-off at period end, to help ensure appropriate revenue recognition.

–	Implemented a cross-functional management group designed to identify and discuss new, or changes to existing compensation and benefit plans (including the SERP) to help ensure the appropriate accounting and reporting requirements are met.

–	Implemented a more extensive analysis and enhanced the review process relating to the valuation of service parts inventory and amounts due to vendors within the retail hardware services business.
As a result of these control improvements and other measures the company has taken to date, management believes the control deficiencies that, when aggregated, constituted a material weakness in internal control over the financial statement close process as of March 31, 2005 have been substantially remediated. While management has tested the remediated controls and found them to be operating effectively, the results of our remediation efforts have not yet been evaluated by Ernst & Young LLP, our independent registered public accounting firm.
Vendor Debits Process
–	Enhanced the reconciliation and review process relating to vendor debits and the reserve for collectibility of vendor debits.

–	Enhanced and formalized the process of estimating the reserve for collectibility of vendor debits.

–	Implemented process improvements designed to improve the initiation and recording of vendor debits.

–	Implemented detect controls to review the completeness and accuracy of vendor debits once recorded.
Although the company has implemented the control improvements identified above relating to the vendor debit process, the material weakness in internal control over the vendor debit process will not be considered remediated until additional improvements have been implemented during the remainder of the current fiscal year and the company concludes that the controls over the vendor debit process designed to mitigate the risk of material error are operating effectively.
In addition to the control improvements identified above, management performed additional analysis and other procedures to ensure the condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report present fairly in all material respects the company’s financial position, results of operations and cash flows for the periods presented.
Based upon, and as of the date of, this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
(c) Changes in internal control over financial reporting. Other than the control improvements discussed in (a) above, which were implemented in response to the two material weaknesses in internal control over financial reporting identified in the company’s Annual Report on Form 10-K for the year ended March 31, 2005, there have been no changes in the company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
A detailed description of the company’s risk factors can be found in the company’s Annual Report. There have been no material changes from the risk factors summarized in our Annual Report.
Item 6. Exhibits
Exhibits
10.1	Credit Agreement among Agilysys, Inc., the Borrower party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of October 18, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 21, 2005.

10.2	Amended and Restated Employment Agreement between Agilysys, Inc. and Arthur Rhein, effective December 23, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 30, 2005.

10.3	Letter dated December 23, 2005 from Charles F. Christ to Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 30, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: February 9, 2006	/s/ Arthur Rhein

Arthur Rhein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2006	/s/ Martin F. Ellis

Martin F. Ellis Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)