Form 10-K
period 2006-03-31
AGILYSYS INC
filed 2006-06-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to
Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6065 Parkland Boulevard, Mayfield Heights, Ohio	44124
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 720-8500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
Common Share Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer    ☐        Accelerated filer    ☑        Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑
     The aggregate market value of Common Shares held by non-affiliates as of September 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $501,423,057 computed on the basis of the last reported sale price per share ($16.84) of such shares on the NASDAQ National Market.
     As of June 2, 2006, the Registrant had the following number of Common Shares outstanding: 30,526,505
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 28, 2006 are incorporated by reference into Part III of this Form 10-K.
     Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2006.

AGILYSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2006

part I
Item 1.    Business.
Reference herein to any particular year or quarter refers to periods within the company’s fiscal year ended March 31. For example, 2006 refers to the fiscal year ended March 31, 2006.
Overview
Agilysys, Inc. (the “company” or “Agilysys”) is one of the foremost distributors and premier resellers of enterprise computer technology solutions. The company sells complex servers, software, storage and services to resellers and corporate customers across a diverse set of industries.
     The company is a critical link in the information technology supply chain and is operated through two routes to market. The Agilysys Enterprise Solutions Group (ESG) delivers tailored solutions consisting of suppliers’ products and services, combined with proprietary software and services, directly to end-user customers. The Agilysys KeyLink Systems Group (KSG) links reseller partners with leading suppliers of server and storage hardware, software and services and offers a wide range of programs and services to help these reseller partners grow their businesses, compete successfully and serve their customers.
     In addition to serving the overall IT market, Agilysys has industry-specific expertise in providing mission-critical solutions, including proprietary software, to support industries such as retail and hospitality. In the retail industry the company is a leader in designing and implementing hardware, software and service solutions for the supermarket, chain drug and general retail marketplace. In the hotel casino and destination resort segments of the hospitality industry, we provide solutions encompassing design, implementation, training and support for the property and activity management, material and inventory management and purchasing, and electronic document storage, which is also integrated with a broad range of core business applications in other industries.
     Headquartered in Mayfield Heights, Ohio, the company has sales offices throughout the United States, Canada and Asia. In January 2006, the company announced plans to move its corporate headquarters to Boca Raton, Florida in fiscal 2007. Agilysys also maintains a strategic investment in Europe.
History and Significant Events
Agilysys was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the company grew to become a leading distributor in both electronic components and enterprise computer systems products and solutions.
     Prior to February 2003, the company was structured into two divisions, the Computer Systems Division (CSD), which focused on the distribution and reselling of enterprise computer systems products and solutions, and the Industrial Electronics Division (IED), which focused on the distribution of electronic components. Each division represented, on average, approximately one-half of the company’s total revenues. On February 28, 2003, the company completed the sale of substantially all of the assets and liabilities of IED and announced its strategic transformation to focus solely on its enterprise computer solutions business and, as a result, became one reportable business segment. The proceeds from the sale increased the company’s financial flexibility and were used to reduce debt and fund growth of the company’s enterprise computer solutions business, both organically and through acquisition.
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
     In September 2003, the company acquired Kyrus Corporation, an IBM® Master Distributor and Premier Business Partner in retail sales solutions. With this acquisition, Agilysys is the leading provider of IBM retail solutions and services across three major market segments: supermarket, chain drug, and general retail. Agilysys now offers a wide range of services and solutions nationwide, including hardware and software products and extensive professional services that ensure continuous retail operations. Professional services include technology consulting, software customization, staging, implementation, hardware and software maintenance and 24/7 support service capabilities. Agilysys also makes these products and services available to its existing partners and customers.
     In February 2004, the company acquired substantially all of the assets of Inter-American Data, Inc. (“IAD”). As with the Kyrus acquisition, the addition of IAD opened up a new market, broadened the company’s customer base, and increased its services and product offerings. With this acquisition, Agilysys is the leading developer and provider of technology solutions for property and inventory management in the casino and destination resort segments of the hospitality industry in the United States. Most of the major casinos and many of the largest resorts use Agilysys to design, implement and support their property management systems (“PMS”) for the hotel front office, management accounting, customer service and housekeeping functions.
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
     In May 2005, the company acquired The CTS Corporations (“CTS”), a leading, independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. The addition of CTS enhances the company’s offering of comprehensive storage and enterprise infrastructure solutions.
     In December 2005, the company entered the China and Hong Kong markets through the purchase of the China and Hong Kong operations of Mainline Information Systems, Inc. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai, Hong Kong and Macau. Agilysys expects this business to provide it an opportunity to quickly begin operations in China with a nucleus of local talented people. Additionally, the company plans to expand the scope of products and services offered through this business.
Industry
The worldwide IT products and services industry generally consists of (1) hardware suppliers and software developers which sell directly to distributors, solution providers, resellers and end-users, (2) distributors, which sell to solution providers and resellers and, (3) solution providers and resellers, which sell directly to end-users.
     A variety of solution provider and reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, independent software vendors (ISVs), direct marketers and independent dealers. The large number of resellers makes it cost-efficient for suppliers and software developers to rely on a small number of distributors to serve this diverse customer base. Similarly, due to the large number of suppliers and products, solution providers and resellers often cannot or choose not to establish direct purchasing relationships. As a result, many of these companies are heavily dependent on distribution partners, such as Agilysys, that possess the necessary systems infrastructure, capital, inventory availability, and distribution and integration facilities to provide fulfillment and other services, such as financing, logistics, marketing and technical support. These services allow solution providers and resellers to reduce or eliminate their inventory and warehouse requirements, and reduce their staffing needs for marketing and systems integration, thereby reducing their costs.
     Enterprise computer products distribution continues to perform a vital role in delivering IT products to market in an efficient, cost-effective manner. Manufacturers are pursuing strategies to outsource functions such as logistics, market development services, order management and technical support to supply chain partners as they look to minimize costs and investments in pre- and post-sales support and focus on their core competencies.
     Distribution plays an important role in this outsource strategy by allowing the manufacturers to decrease fixed costs as the distributors deliver a streamlined approach to an extended customer base through their technically skilled sales organization. The company also believes that suppliers will continue to embrace the distribution channel for enterprise computer technology solutions in order to maintain sales, marketing and technical expertise in key markets such as the mid-market sector through distribution and the extended reseller network. The economies of scale and reach of large industry-leading enterprise computer solutions providers are expected to continue to be significant competitive advantages in this marketplace.
     Fiscal 2006 results were favorably impacted by increased marketing by Agilysys of its enterprise computer technology solutions, combined with an improving U.S. capital spending environment for information technology. According to information published in March 2005 by IDC, a leading provider of technology intelligence and market data, U.S. IT spending is projected to grow at approximately six percent in calendar year 2006. Since Agilysys is well entrenched in the server, storage and software markets, the company expects to benefit from this projected growth. However, a slowdown in this market could have a negative effect on the company’s revenues and results of operations.

Products and Services Distributed and Sources of Supply
Agilysys focuses on the distribution and reselling of three specific product areas — server and storage hardware, software and services. The company offers mid-range enterprise servers, comprehensive storage solutions including hardware and software, and database, Internet and systems management software. These products are packaged together as new systems or to enhance existing systems, depending on the customer’s needs. The company also resells supplier-provided services as well as proprietary services.
     Total revenues for the company’s three specific product areas are as follows:

	For the year ended March 31
(In thousands)	2006	2005	2004

Hardware	$1,377,695	$1,321,831	$1,134,762
Software	260,525	221,718	211,974
Services	104,240	79,376	56,480

Total	$1,742,460	$1,622,925	$1,403,216

     During 2006, 2005 and 2004, products purchased from the company’s two largest suppliers accounted for 86%, 88% and 88%, respectively, of the company’s sales volume. The company’s largest supplier, IBM, supplied 71%, 72% and 72% of the company’s sales volumes in 2006, 2005 and 2004, respectively. Sales of HP products accounted for 15%, 16% and 16% in 2006, 2005 and 2004, respectively.
     The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company. Through distributor agreements with its suppliers, Agilysys is authorized to sell all or some of the suppliers’ products. The authorization with each supplier is subject to specific terms and conditions regarding such items as product return privileges, price protection policies, purchase discounts and supplier incentive programs such as sales volume incentives and cooperative advertising reimbursements. A substantial portion of the company’s profitability results from these supplier incentive programs. These cooperative supplier incentive programs and advertising programs are at the discretion of the supplier. From time to time, suppliers may terminate the right of the company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material adverse impact on the company’s results of operations.
     Through its acquisition of Kyrus and additional business development since the acquisition, Agilysys is a leader in designing solutions that help make its retail industry customers more productive and improve their customers’ satisfaction. Agilysys retail offerings help improve operational efficiency, technology utilization, a retailer’s overall shopping experience and in-store profitability through customized relationship, pricing and inventory management systems. Agilysys also provides implementation plans and supplies complete hardware bundles needed to operate the systems, including servers, receipt printers, point-of-sale monitors and wireless devices for use by the retailer’s store associates.
     Through its acquisition of IAD and business development since the acquisition, Agilysys develops and delivers fully integrated solutions designed exclusively for the hotel casino and destination resort segments of the hospitality industry. The company’s property management systems, LMStm, automate every aspect of hotel operations, including reservations, dining, guest activities and departure, to provide a higher level of service more efficiently and cost effectively. Agilysys also offers a material management system, MMStm, that automates all aspects of inventory and procurement, ranging from food and beverage and retail operations (hotel casino spas, gift shops, etc.) to general property needs. In addition, Agilysys offers a proprietary document management software solution, DataMaginetm.
Inventory
The company maintains levels of inventory sufficient to ensure that the lead times to its customers remain competitive. The majority of the products sold by Agilysys are purchased pursuant to distributor agreements, which generally provide for inventory return privileges by the company upon cancellation of a distributor agreement. The distributor agreements also typically provide protection to the company for product obsolescence and price erosion. Along with the company’s inventory management policies and practices, these provisions reduce the company’s risk of loss due to slow-moving inventory, supplier price reductions, product updates or obsolescence.
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
Customers
Agilysys serves customers in most major and secondary markets of North America. The company’s customer base includes VARs, which often are privately held with annual sales that range from approximately $10 million to $400 million, and corporate end-users, which range from medium to large corporations, as well as the public sector. A substantial amount of the company’s business, whether through resellers or direct to end-users, is in the mid-market customer segment. No single customer accounted for more than 10 percent of Agilysys total sales during 2006, 2005, or 2004.
Uneven Sales Patterns and Seasonality
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 31%, 32%, and 33% of annual revenues for 2006, 2005, and 2004, respectively. Agilysys believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.
Backlog
The company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2006.
Competition
The distribution and reselling of enterprise computer technology solutions is competitive, primarily with respect to price, but also with respect to service levels. The company faces competition with respect to developing and maintaining relationships with customers. Agilysys competes for customers with other distributors, resellers and occasionally with some of its suppliers. Several of the company’s distribution competitors are significantly larger primarily due to their international distribution presence as well as participation in other businesses; whereas, the company’s solution provider and reseller competitors are typically smaller. Also, it is possible that certain suppliers may decide to distribute products directly, which would further heighten competitive pressures.
Growth through Acquisitions
With its existing cash and equivalents, as well as cash expected to be generated through operations, Agilysys has the financial flexibility to make acquisitions without immediately increasing leverage or diluting the holdings of existing shareholders. The company reviews acquisition prospects that could accelerate the growth of the business by expanding the company’s customer base, extending the company’s reach into new markets and/or broadening the range of solutions offered by the company. The company’s continued growth depends in part on its ability to find suitable acquisition candidates and to consummate and integrate acquisitions. To proceed, the prospect must have an appropriate valuation based on financial performance relative to acquisition price. However, acquisitions always present risks and uncertainties that could have a material adverse impact on the company’s business and results of operations.
Employees
As of March 31, 2006, Agilysys had 1,483 employees. The company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.
Markets
Agilysys sells its products principally in the United States and Canada and recently entered the China and Hong Kong markets through acquisition. Sales to customers outside of the United States and Canada are not a significant portion of the company’s sales.

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
Item 1A.    Risk Factors.
The company is highly dependent on its key suppliers and supplier programs.
The company depends on a small number of key suppliers. During fiscal 2006, products purchased from IBM and HP, the company’s two largest suppliers, accounted for 71% and 15%, respectively, of the company’s sales volume. The loss of either of these suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition. From time to time, a supplier may terminate the company’s right to sell some or all of a supplier’s products or change the terms and conditions of the supplier relationship or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the company’s results of operations.
Risks associated with the indirect distribution of the company’s products and services may materially adversely affect the company’s financial results.
In addition to direct sales, the company markets and sells products and services indirectly through systems integrators, resellers and original equipment manufacturers. The company may, from time to time, derive a significant percentage of its revenues from sales through these reseller partners. The company’s financial results could be materially adversely affected if the company’s agreements with its reseller partners were terminated, if the company’s relationships with its reseller partners were to deteriorate or if the financial condition of its reseller partners were to weaken. In addition, as the company’s market opportunities change, the company may have an increased reliance on its reseller partners, which may negatively impact the company’s gross margins. There can be no assurance that the company will be successful in maintaining or expanding the sales revenue generated by the indirect distribution of its products and services. If the company is not successful, the company may lose sales opportunities, customers and market share. In addition, there can be no assurance that the company’s reseller partners will not develop, market or sell products or services in competition with the company in the future.
The market for the company’s products and services is affected by rapidly changing technology and inventory obsolescence and if the company fails to anticipate and adapt to such changes and protect against inventory obsolescence, the company’s results of operations may suffer.
The markets in which the company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. The company’s future success will depend on its ability to anticipate and adapt to changes in technology and industry standards. In addition, because the company maintains certain levels of inventory in order to ensure that the lead times to customers remain competitive, the company is subject to the risk of inventory obsolescence. If the company fails to successfully manage the challenges of rapidly changing technology and inventory obsolescence risks, the company’s results of operations may suffer.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The company’s principal corporate offices are located in a 60,450 square foot facility in Mayfield Heights, Ohio. The company recently announced plans to move its corporate headquarters to Boca Raton, Florida during 2007. As of March 31, 2006, the company owned or leased a total of approximately 744,205 square feet of space for its continuing operations, of which approximately 644,205 square feet is devoted to product distribution and sales offices. The company’s major leases contain renewal options for periods of up to 10 years. For information concerning the company’s rental obligations, see the discussion of contractual obligations under Item 7 as well as note 7 to the consolidated financial statements contained in Part IV hereof. The company believes that its distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the company.
     The company’s facilities of 100,000 square feet or larger, as of March 31, 2006, are set forth in the table below.

Location	Type of facility	Approximate square footage	Leased or owned

Solon, Ohio	Distribution	224,600	Leased
Solon, Ohio	Office facility	102,500	Owned

Item 3.    Legal Proceedings.
The company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.
Item 4.    Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the company’s security holders during the last quarter of the fiscal year ended March 31, 2006.
Item 4A.    Executive Officers of the Registrant.
The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through June 2, 2006 of the company’s executive officers.
     There is no relationship by blood, marriage or adoption among the listed officers. Mr. Rhein holds office until terminated as set forth in his employment agreement. All other executive officers serve until his or her successor is elected and qualified.

Executive Officers of the Registrant

Name	Age	Current Position	Other Positions

Arthur Rhein	60	Chairman of the Board, President and Chief Executive Officer of the company since April 2003.	President and Chief Executive Officer of the company from April 2002 to April 2003. Prior to 2001 to March 31, 2002, President and Chief Operating Officer.

Robert J. Bailey	49	Executive Vice President since May 2002.	Prior to 2001 to May 2002, Senior Vice President, Marketing of the company’s Computer Systems Division.

Peter J. Coleman	51	Executive Vice President since May 2002.	Prior to 2001 to May 2002, Senior Vice President, Sales of the company’s Computer Systems Division.

Martin F. Ellis	41	Executive Vice President, Treasurer and Chief Financial Officer since June 2005	Executive Vice President, Corporate Development and Investor Relations from July 2003 to June 3, 2005. Prior to July 2003, Senior Vice President, Principal, and Head of Corporate Finance for Stern Stewart & Co.

Kenneth J. Kossin, Jr.	41	Vice President and Controller since October 2005	Assistant Controller from April 2004 to October 2005. From August 2002 to April 2004, Director of General Accounting for Roadway, Express, Inc. Prior to August 2002, Corporate Controller for LESCO, Inc.

Richard A. Sayers II	55	Executive Vice President, Chief	Prior to 2001 to May 2002, Senior
		Human Resources Officer since May 2002.	Vice President, Corporate Services.

Kathryn K. Vanderwist	46	Vice President, General Counsel and Assistant Secretary since April 2001.	Prior to 2001 to April 2001, General Counsel and Assistant Secretary.

Lawrence N. Schultz	58	Secretary of the company since 1999.	Prior to 2001 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (1)

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the company.

part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
The company’s common shares, without par value, are traded on the NASDAQ National Market. Common share prices are quoted daily under the symbol “AGYS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two years are presented in the table below.

	Year ended March 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$13.22-$19.98	$15.72-$19.34	$14.86-$19.13	$14.18-$21.20	$13.22-$21.20
Closing price on last day of period	$15.70	$16.84	$18.22	$15.06	$15.06

	Year ended March 31, 2005
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$11.32-$13.87	$10.75-$17.29	$15.72-$17.93	$15.94-$20.05	$10.75-$20.05
Closing price on last day of period	$13.79	$17.29	$17.14	$19.66	$19.66

     As of June 2, 2006, there were 30,526,505 common shares of Agilysys, Inc. outstanding, and there were 2,376 shareholders of record. The closing price of the common shares on June 2, 2006, was $17.18.
     Cash dividends on common shares are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The company expects to continue to pay comparable cash dividends on its common shares. The company also made quarterly distributions on its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Securities”) to shareholders of record on the fifteenth day preceding the distribution date. However, on June 15, 2005, the company completed the redemption of its Securities.
     In 2006, the company issued 1,264,505 common shares upon conversion of 398,324 Securities. The common shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption from registration afforded by Section 3(a)(9) of the Securities Act.
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

	For the year ended March 31
(In thousands, except per share data and number of employees)	2006	2005	2004	2003	2002

Operating results
Continuing Operations (a)(b)
Net sales	$1,742,460	$1,622,925	$1,403,216	$1,171,631	$1,294,322
Income (loss) before income taxes (c)(d)(e)	$50,693	$41,240	$26,708	$(31,484)	$4,944
Provision for income taxes	$21,158	$15,725	$9,684	$(11,739)	$1,618
Income (loss) from continuing operations	$28,635	$20,362	$11,524	$(26,060)	$(2,911)
(Loss) income from discontinued operations, net of taxes	$(521)	$(877)	$(2,861)	$18,777	$(4,136)
Cumulative effect of change in accounting principle, net of taxes (f)	$—	$—	$—	$(34,795)	$—
Net income (loss) (a)(b)(c)(d)(e)(f)	$28,114	$19,485	$8,663	$(42,078)	$(7,047)
Per share data
Income (loss) from continuing operations (a)(b)(c)(d)(e)
Basic	$0.96	$0.72	$0.42	$(0.96)	$(0.11)
Diluted	$0.91	$0.69	$0.41	$(0.96)	$(0.11)
Cash dividends per share	$0.12	$0.12	$0.12	$0.12	$0.12
Book value per share (g)	$12.63	$11.54	$11.14	$10.88	$12.56
Price range of common shares
High	$21.20	$20.05	$13.81	$15.50	$14.94
Low	$13.22	$10.75	$7.31	$5.40	$7.40
Weighted average shares outstanding
Basic	29,935	28,101	27,744	27,292	27,040
Diluted	32,481	36,990	27,956	27,292	27,040
Financial position
Total assets	$761,840	$815,158	$759,662	$773,883	$916,937
Long-term obligations (i)	$99	$59,624	$59,503	$130,995	$179,000
Mandatorily Redeemable Convertible Trust Preferred
Securities (h)	$—	$125,317	$125,425	$143,675	$143,675
Shareholders’ equity	$385,176	$332,451	$308,990	$298,550	$340,697

	For the year ended March 31
(In thousands, except per share data and number of employees)	2006	2005	2004	2003	2002

Other comparative data
Average total number of employees (a)	1,483	1,386	1,365	1,126	1,253
Sales per employee (a)	$1,175	$1,171	$1,028	$1,041	$1,033
Gross margin percent of sales (a)	13.1%	12.8%	12.9%	12.7%	13.2%
Operating expense percent of sales (a)(b)(c)	9.9%	10.2%	10.3%	13.4%	12.0%
Net income (loss) percent of sales (a)(b)(c)(d)(e)(f)	1.6%	1.2%	0.6%	-3.6%	-0.5%

(a)	In 2003, the company sold its Industrial Electronics Division (“IED”) and discontinued the operations of Aprisa, Inc. Accordingly, 2002 has been restated to reflect the results of operations of IED and Aprisa, Inc. as discontinued operations and to exclude employees that were related to these businesses.

(b)	In 2006, the company included the results of operations of both The CTS Corporations and the Hong Kong and China operations of Mainline Information Systems, Inc. from their respective dates of acquisition. In 2004, the company included the results of operations of both Kyrus Corporation and Inter-American Data, Inc. from their respective dates of acquisition.

(c)	In 2006, the company recorded restructuring charges of $5.3 million ($3.1 million after taxes) primarily for the consolidation of a portion of its operations as well as senior management realignment and consolidation of responsibilities. In 2005, the company recorded restructuring charges of $0.5 million ($0.3 million after taxes) primarily for ongoing accretion for facilities closed in earlier years. In 2004, the company recorded restructuring charges of $2.5 million ($1.6 million after taxes) for facility closures, change in company name, and other costs associated with the 2003 reorganization. In 2003, the company recorded restructuring charges of $20.7 million ($13.0 million after taxes) for the impairment of facilities and other assets and for severance costs incurred in connection with downsizing the company’s corporate structure.

(d)	In 2003, the company recognized an impairment charge of $14.6 million ($9.2 million after taxes) on an available-for-sale investment.

(e)	In 2004 and 2003, the company repurchased certain of its Senior Notes, which resulted in a pre-tax charge of $8.5 million ($5.4 million after taxes) and $1.2 million ($0.7 million after taxes), respectively, associated with the premium paid and the write-off of related financing costs.

(f)	In 2002, the company adopted FASB Statement 142, Goodwill and Other Intangible Assets, which requires that amortization of goodwill be replaced with an annual test for goodwill impairment (more often if indicators of impairment exist). The adoption of Statement 142 resulted in a charge of $34.8 million, net of taxes, which was recorded as a cumulative effect of a change in accounting principle.

(g)	Book value per share is determined by dividing shareholders’ equity by shares outstanding less subscribed-for shares and unvested restricted shares.

(h)	In 2006, the company completed the redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). Securities with a carrying value of $105.4 million were redeemed for cash at a total expense of $109.0 million. In addition, Securities with a carrying value of $19.9 million were converted into common shares of the company.

(i)	In 2006, the company’s Senior Notes were reclassified from long-term obligations to a current liability, as the Senior Notes mature in August 2006. At March 31, 2006, the principal amount of Senior Notes outstanding was $59.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.
Overview
Agilysys, Inc. (the “company” or “Agilysys”) is one of the foremost distributors and premier resellers of enterprise computer technology solutions. The company sells complex servers, software, storage and services to resellers and corporate customers across a diverse set of industries.
     The company is a critical link in the information technology supply chain and is operated through two routes to market. The Agilysys Enterprise Solutions Group (ESG) delivers tailored solutions consisting of suppliers’ products and services, combined with proprietary software and services, directly to end-user customers. The Agilysys KeyLink Systems Group (KSG) links reseller partners with leading suppliers of server and storage hardware, software and services and offers a wide range of programs and services to help these reseller partners grow their businesses, compete successfully and serve their customers.
     The 7.4% increase in sales reflects year-over-year growth in each of the company’s major product categories, hardware, software, and services. Sales growth has been accomplished by the company’s focus on providing enterprise computer technology solutions and entry into the growing retail and hospitality solutions markets through recent acquisitions. Additionally, the company has experienced increases in gross margin due, in part, to higher growth in direct sales to end-user customers and a sales mix shift more towards higher margin software and services offerings. These performance improvements, combined with management’s successful efforts to control operating costs, resulted in a 31.6% increase in operating income year-over-year.
     The company continued to increase its financial flexibility during 2006 with the redemption of its 6.75% Convertible Trust Preferred Securities, which eliminated the associated annual distribution on the securities as well as the potential dilution of approximately 6.7 million shares. The company also entered into a $200 million five-year unsecured credit facility, which can be used to retire existing debt, fund working capital and capital expenditures, or for general corporate purposes including acquisitions that improve our business model.
     The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.
Results of Operations
2006 Compared with 2005
Net Sales and Operating Income

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2006	2005	$	%

Net Sales	$1,742,460	$1,622,925	$119,535	7.4%
Cost of goods sold	1,513,481	1,415,477	98,004	6.9%

Gross margin	228,979	207,448	21,531	10.4%
Gross margin percentage	13.1%	12.8%
Operating expenses
Selling, general, and administrative expenses	167,779	164,470	3,309	2.0%
Restructuring charges	5,337	515	4,822	936.3%

Operating income	$55,863	$42,463	$13,400	31.6%
Operating income percentage	3.2%	2.6%

     Net sales. The $119.5 million increase in net sales was attributed to higher sales volume achieved in each of the company’s routes to market. Sales from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries, increased $92.0 million. Of the total ESG sales increase, incremental sales generated from the company’s two business acquisitions in 2006 accounted for $22.5 million. Additionally, higher sales to the retail industry accounted for $28.6 million of the increase in ESG sales. Sales from the company’s KeyLink Systems Group, which is the company’s primary connection with its reseller partners, increased $27.5 million.
     Changes in sales by major product category were as follows: hardware sales increased $55.8 million, or 4.2%, software sales increased $38.8 million, or 17.5%, and services revenue increased $24.9 million, or 31.3%. The increase in hardware sales was the result of higher sales volume of both storage and server technology. The increase in software sales was achieved by higher sales of remarketed software solutions. The increase in services revenue was primarily driven by incremental sales of proprietary services generated from the company’s acquisition of The CTS Corporations in the first quarter of 2006.
     Gross Margin. The $21.5 million increase in gross margin was mainly due to the increase in net sales compared with last year and the realization of incentive payments from suppliers. Additionally, sales generated from ESG increased as a percentage of total company sales in 2006. ESG sales traditionally result in higher gross margin. A significant component of the company’s gross margin is the realization and timing of incentive payments from its suppliers. Incentive programs are principally designed to reward the attainment of certain supplier defined goals.
     Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $3.3 million increase in SG&A expenses was due to higher compensation and benefits costs, outside services costs, and bad debt provision; offset by lower occupancy costs, non-income tax provision, and other miscellaneous operating costs of the company. Compensation and benefits increased $3.1 million compared with 2005. However, excluding the incremental costs resulting from the two acquisitions made in 2006, compensation and benefits costs decreased by approximately $3.0 million. The decrease in normalized compensation and benefits costs was mainly due to cost savings realized from the company’s recent restructuring efforts. Outside services costs increased approximately $2.3 million. This increase was primarily due to an increase in information technology consulting costs. The company’s bad debt provision increased approximately $1.9 million. The company records a provision for uncollectible accounts based on customer-specific information as well as the overall mix of customer receivables outstanding. Occupancy costs decreased $1.3 million during 2006, which can also be attributed to cost savings from recent restructuring efforts. The company’s provision for sales and franchise tax expense decreased $1.4 million during 2006, which was based on ongoing tax audits and assessments during the current year. Other miscellaneous general and administrative costs of the company decreased $1.3 million during 2006.
     Restructuring charges increased $4.8 million during 2006, which reflects restructuring efforts executed by the company in the current year. During the first half of 2006, the company consolidated a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company exited certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from the workforce reductions amounted to $2.5 million. These termination benefits are expected to be paid over the 12 months following termination. Costs incurred for the exit of leased facilities amounted to $1.7 million and represent the present value of qualifying exit costs, offset by an estimate for future sublease income. Facilities obligations, which will represent ongoing lease payments and common maintenance costs, are expected to continue to 2017.
Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2006	2005	$	%

Other (income) expenses
Other income, net	$(1,389)	$(1,984)	$(595)	-30.0%
Interest income	(4,809)	(3,310)	1,499	45.3%
Interest expense	6,557	6,517	(40)	-0.6%
Loss (gain)on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—	(4,811)	-100.0%

Total other (income) expenses	$5,170	$1,223	$(3,947)

     Other income, net. The $0.6 million decline in other income, net was mainly due to lower earnings from the company’s equity investment, which decreased $1.4 million. The decrease in equity investment income was offset by a $0.6 million gain realized upon partial redemption of a cost investment by the investee and $0.2 million of other miscellaneous changes.
     Interest income. The $1.5 million increase in interest income was due to higher investment yields earned on the company’s cash equivalents during the current year. The average annual yield earned on cash equivalents increased 187 basis points year-over-year from 1.85% in 2005 to 3.72% in 2006.
     Loss (gain) on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) in the first quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the maturity date of the Securities. The write off of deferred financing fees, along with the $2.1 million premium paid for the redemption, resulted in a loss of $4.8 million.

Income Taxes
The company recorded an income tax provision from continuing operations at an effective tax rate of 41.7% in 2006 compared with an income tax provision at an effective rate of 38.1% in 2005. The increase in the effective tax rate is the result of an increase in the provision for state income taxes and settlement of income tax audits, partially offset by a reduction in the valuation allowance.
     In 2006, the company recognized a tax benefit (reduction in valuation allowance) for $1.5 million of state income tax net operating loss carryforwards more likely than not to be realized, in addition to the benefit of $3.5 million recognized in 2005. The benefit is based on management’s forecasted taxable income for the two-year period ending March 31, 2008. These net operating loss carryforwards expire, if unused, in years 2008 through 2019.
     In 2005, the company established a $2.5 million valuation allowance for the Canadian subsidiary deferred tax assets, including net operating losses, because it is more likely than not that the deferred tax assets will not be realized. In 2006 the valuation allowance was increased an additional $208,000 primarily for current year net operating loss.
2005 Compared with 2004
Net Sales and Operating Income

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2005	2004	$	%

Net Sales	$1,622,925	$1,403,216	$219,709	15.7%
Cost of goods sold	1,415,477	1,222,314	193,163	15.8%

Gross margin	207,448	180,902	26,546	14.7%
Gross margin percentage	12.8%	12.9%
Operating expenses
Selling, general, and administrative expenses	164,470	142,436	22,034	15.5%
Restructuring charges	515	2,516	(2,001)	-79.5%

Operating income	$42,463	$35,950	$6,513	18.1%
Operating income percentage	2.6%	2.6%

     Net sales. Of the $219.7 million increase in net sales in 2005, $79.7 million is attributable to incremental solutions offerings from the two business acquisitions made during 2004. IAD was acquired on February 17, 2004; thus, it marginally impacted prior year results. In addition, Kyrus only contributed six months of sales activity in 2004 as the business was acquired on September 30, 2003. The remaining $140.0 million increase can be attributed to higher sales volume through the company’s distribution business. As discussed below, the sale of server and storage hardware to the company’s reseller partners during 2005 reflected the strong demand for information technology by end-user customers. Demand for the products we provide softened, however, towards the end of 2005 resulting in a 4.0% decrease in hardware sales for the quarter ended March 31, 2005 compared with the comparable period in 2004.
     The increase in full year net sales for 2005 was attributed to the following changes in net sales by product category compared with the same period in 2004: hardware sales increased $187.1 million, software sales increased $9.7 million, and services revenue increased $22.9 million.
     Despite a slight decrease in hardware sales during the fourth quarter of 2005, annual hardware sales were favorably impacted by higher server and storage sales primarily through the company’s distribution business. The increase in software sales was mainly the result of proprietary software revenue generated from IAD, which was acquired during the fourth quarter of 2004. Thus, 2005 was favorably impacted by a full year of IAD revenue. The increase in services revenue can be attributed to incremental solutions offerings from the company’s two acquisitions made in 2004.
     Gross Margin. The $26.5 million increase in gross margin in 2005 is mainly attributed to incremental sales generated from the two 2004 business acquisitions, which increased gross margin by $24.7 million in 2005. The increase in sales volume in the company’s business, excluding the two 2004 business acquisitions, resulted in higher gross margin dollars as well; however, these gains were negatively impacted by a reduction in gross margin percentage year-over-year. The lower levels of gross margin percentage were mainly due to a decrease in gross margin realized on the sale of hardware products, fundamentally the sale of IBM Intel-architecture products.
     A significant component of gross margin is the realization and timing of incentive payments from the company’s suppliers. Incentive programs are principally designed to reward sales performance. The decrease in fourth quarter sales in 2005 compared with 2004 resulted in lower incentive payments recognized in the fourth quarter of 2005 versus 2004, which negatively impacted gross margin in 2005.
     Operating Expenses. The company experienced a $20.0 million increase in operating expenses in 2005 compared with 2004. Operating expenses includes selling, general and administrative (“SG&A”) expenses and restructuring charges. The increase was primarily caused by higher compensation and benefits costs, which increased $15.4 million, mainly resulting from the two 2004 business acquisitions having a full-year impact in 2005. The higher compensation and benefits also reflect a $3.0 million increase in the company’s Supplemental Executive Retirement Plan expense during 2005 as well as a $1.5 million expense to accrue for a long-term incentive plan. Additionally, the company incurred $2.8 million in amortization of intangible assets during 2005 compared with zero in 2004. The intangible assets were recognized in 2005 as the purchase accounting adjustments were finalized for the two business acquisitions made in 2004. Further, professional fees were $2.6 million higher in 2005 as a result of acquisition exploration activities and Sarbanes-Oxley Section 404 professional services. Other activity in operating costs resulted in an overall decrease of $0.8 million during 2005 compared with 2004.
Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2005	2004	$	%

Other (income) expenses
Other income, net	$(1,984)	$(6,687)	$(4,703)	-70.3%
Interest income	(3,310)	(2,250)	1,060	47.1%
Interest expense	6,517	10,318	3,801	36.8%
Loss (gain) on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	(734)	(734)	-100.0%
Loss on retirement of Senior Notes	—	8,595	8,595	100.0%

Total other (income) expenses	$1,223	$9,242	$8,019	86.8%

     Other income, net. The 70.3% decrease in other income, net is explained by a favorable litigation settlement of $5.0 million received in 2004.
     Interest income. The 47.1% increase in interest income reflects higher yields earned on the company’s short term investments due to a rising interest rate environment experienced during the 2005. The 36.8% decrease in interest expense is attributable to lower average debt levels in 2005 compared to prior year, as the interest rates applicable to the company’s long-term debt are fixed. The company’s average long-term debt was $59.6 million in 2005 versus $95.2 million in 2004.
     Loss (gain) on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. The 2004 gain resulted from the company’s repurchase of approximately $17.0 million of Convertible Trust Preferred Securities. No such repurchases occurred during 2005.
     Loss on retirement of Senior Notes. The loss on retirement of Senior Notes in 2004 relates to the premiums paid, as well as the write-off of other deferred financing fees associated with the company’s repurchase of approximately $71.6 million of its Senior Notes. No such repurchases occurred during 2005.
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

     In 2005, the company recognized a tax benefit of $3.5 million for state income tax net operating loss carryforwards more likely than not to be realized. The benefit is based on management’s forecasted taxable income for the three-year period ending March 31, 2008, significantly discounted to reflect the uncertainty of projecting future events. These net operating loss carryforwards expire, if unused, in years 2008 through 2019.
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
Contractual Obligations
The following table provides aggregated information regarding the company’s contractual obligations as of March 31, 2006. These obligations are discussed in detail in the preceding paragraphs and notes 7, 8, and 9 to the consolidated financial statements.

	Payments due by fiscal year
		Less than	1 to 3	3 to 5	More than
Contractual obligations	Total	1 year	years	years	5 years

Senior Notes	$59,388	$59,388	$—	$—	$—
Fixed interest payments on notes	2,821	2,821	—	—	—
Capital leases	312	200	112	—	—
Operating leases (1)	38,086	6,630	10,426	7,682	13,348

Total contractual obligations	$100,607	$69,039	$10,538	$7,682	$13,348

(1)	Lease obligations are presented net of contractually binding sub-lease arrangements.
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
     As of March 31, 2006, the company’s total debt was $59.7 million and consisted of Senior Notes and capital lease obligations. As of March 31, 2005, the company’s total debt was $185.2 million, and consisted of Senior Notes, capital lease obligations and Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). The significant decrease in total debt from March 31, 2005 to March 31, 2006 is due to the redemption of the company’s Securities in June 2005.
Revolving Credit Facility
On October 18, 2005, the company entered into a $200 million five-year unsecured credit facility (“Facility”). The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. There were no amounts outstanding under the Facility at March 31, 2006.
     In connection with entry into the Facility, the company terminated its prior unsecured credit facility. As a result of the termination, the company wrote off deferred financing fees of $0.1 million in 2006. The financing fees, incurred at the time of entering into the prior facility, were being amortized over the life of the prior facility. No amounts had been borrowed under the prior facility during the current year prior to its termination or at March 31, 2005.
Mandatorily Redeemable Convertible Trust Preferred Securities
On June 15, 2005, the company completed the redemption of its Securities. The carrying value of the Securities as of March 31, 2005 was $125.3 million. Securities with a carrying value of $105.4 million were redeemed for cash at a total expense of $109.0 million, which includes accrued interest of $1.5 million and a premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted resulting in the issuance of 1,264,505 common shares of the company. As a result of the redemption, the company wrote off deferred financing fees of $2.7 million. The financing fees incurred at the time of issuing the Securities were being amortized over a 30-year period ending March 31, 2028.
     Prior to redemption the Securities were non-voting (except in limited circumstances) and paid quarterly distributions at an annual rate of 6.75%. The Securities were convertible into common shares at the rate of 3.1746 common shares for each Security (equivalent to a conversion price of $15.75 per common share).
Senior Notes
The principal amount of Senior Notes outstanding at March 31, 2006 and 2005 was $59.4 million. The Senior Notes are due August 2006. Accordingly, the Senior Notes have been classified as a current liability at March 31, 2006. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of March 31, 2006 and March 31, 2005 was approximately $0.9 million.
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
Cash Flow

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2006	2005	$

Net Cash provided by (used for) continuing operations:
Operating activities	$49,950	$91,078	$ (41,128)
Investing activities	(37,208)	(1,846)	(35,362)
Financing activities	(105,988)	302	(106,290)
Effect of foreign currency fluctuations on cash	367	810	(443)

Cash flows (used for) provided by continuing operations	(92,879)	90,344	(183,223)
Net cash (used for) provided by discontinued operations	(1,151)	1,633	(2,784)

Net (decrease) increase in cash and cash equivalents	$(94,030)	$91,977	$(186,007)

     Cash flow provided by (used for) operating activities. The $41.1 decrease in cash provided by operating activities was principally due to the change in working capital requirements. Specifically, customer payment patterns normalized in 2006; whereas, the company experienced higher collection results in 2005. Additionally, the company experienced a relatively consistent accounts payable balance from 2005 to 2006; whereas, accounts payable increased approximately $20.7 million in 2005. The decline in use of cash for accounts payable settlement during 2005 resulted in an increase in cash provided by operations.
     Cash flow used for investing activities. The $35.4 million increase in cash used for investing activities was mainly due to the two acquisitions made in 2006, which were funded by cash. The CTS Corporations was acquired for $27.8 million and the China and Hong Kong operations of Mainline Information Systems, Inc. were acquired for $0.2 million, which is net of $0.6 million cash acquired in the transaction. In addition, the company acquired $6.8 million of marketable securities during 2006 to satisfy future obligations of its employee benefit plans. The securities are currently held in a Rabbi Trust.
     Cash flow provided by (used for) financing activities. The $106.3 million increase in cash used for financing activities was mainly due to the company’s redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities during the first quarter of 2006. Securities with a carrying value of $105.4 million were redeemed at a premium of 2.025%, for a total use of cash of $107.5 million. The company funded the redemption with cash on hand. The remaining Securities, which had a carrying value of $19.9 million, were converted into common shares of the company.
Critical Accounting Policies, Estimates & Assumptions
The company’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the company evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies, litigation and supplier incentives. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
     The company’s most significant accounting policies relate to the sale, purchase, distribution and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No material adjustments to the company’s accounting policies were made in 2006. Specific risks for these critical accounting policies are described in the following paragraphs.
     For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
     Revenue recognition. The company derives revenue from three primary sources: server and storage hardware, software, and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.
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
     Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
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
     Deferred Taxes. The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is not able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets is expensed in the period such determination is made. The company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including valuation allowance), an adjustment to the deferred tax asset would decrease tax expense in the period such determination was made.
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
     Restructuring and Other Special Charges. The company recorded a reserve in connection with reorganizing its ongoing business. The reserve principally includes estimates related to employee separation costs, the consolidation and impairment of facilities deemed inconsistent with continuing operations. Actual amounts could be different from those estimated. Determination of the impairment of assets is discussed above in Goodwill and Long-Lived Assets. Facilities reserves are calculated using a probability-weighted present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit — adjusted risk-free rate with a maturity equivalent to the lease term.
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
Recently Issued Accounting Standard
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Statement 123(R) will be effective for the company on April 1, 2006, the beginning of the company’s fiscal 2007.
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
     In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. Statement 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, Statement 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company will adopt Statement 154 beginning April 1, 2006.
     In November 2004, the FASB issued Statement 151, Inventory Costs — An amendment of ARB No. 43. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of Statement 151 is not expected to have a material impact on the company’s results of operations or financial position.
Business Combinations
Mainline China and Hong Kong
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The acquisition price for the China and Hong Kong operations was $0.8 million, which included $0.3 million of direct acquisition costs. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill in the current year.
The CTS Corporations
On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included repayment of $2.6 million of CTS debt and $0.2 million of direct acquisition expenses. Additionally, the company would be obligated to pay an earn-out to former CTS shareholders if the acquired business achieves specific financial performance targets. As of March 31, 2006, it is not likely that the financial performance targets will be met by the end of the earn-out period.
     Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $24.1 million was assigned to goodwill in the first quarter of 2006. During the second quarter, the company adjusted the estimated fair value of acquired tax assets and liabilities by approximately $0.5 million, with a corresponding decrease to goodwill. During the third quarter, specifically identifiable intangible assets were assigned a fair value of $9.8 million with a corresponding reduction to goodwill. The resulting deferred tax adjustment was $3.8 million with a corresponding offset to goodwill. Of the intangible assets acquired, $9.4 million was assigned to customer relationships, which is being amortized over ten years using an accelerated method and $0.4 million was assigned to non-compete agreements, which are being amortized over four years using the straight-line method. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.
Discontinued Operations
During 2003, the company announced its strategic transformation to focus solely on its enterprise computer systems business. The transformation included the sale of substantially all of the assets and liabilities of the company’s Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. The assets sold consisted primarily of accounts receivable and inventories and the company’s shares of common stock in World Peace Industrial Co., Ltd., an Asian distributor of electronic components. The buyer also assumed certain liabilities. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity. The company continues to incur certain costs related to IED and Aprisa, which are reported as loss from discontinued operations. Such costs primarily relate to retained leases.
Restructuring Charges
Continuing Operations. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. For 2006, costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million and facilities costs resulting from the exit of leased facilities amounted to $1.7 million. The charges were classified as restructuring charges in the consolidated statement of operations. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income.
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

     Approximately $0.1 million is expected to be paid in 2007 for severance and other employment costs and $1.2 million is expected to be paid in 2007 for facilities obligations. Severance and other employee costs are expected to continue to 2007 and facilities obligations are expected to continue to 2017.
     Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate of future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. During 2006, the restructuring reserve was reduced by ongoing payments of facilities obligations. Approximately $0.6 million is expected to be paid in 2007 for facilities obligations, representing the accretion of lease obligations and the absence of sub-lease income that was assumed when the restructuring charge was initially recorded. Facilities obligations are anticipated to continue until 2010.
Investments
The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The Company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains on such securities, which were added to shareholders’ equity during 2006, were $13,000. The securities are recorded at fair value in other non-current assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The aggregate fair value of the securities at March 31, 2006 was $6.8 million. The aggregate unrealized holding gain for the securities at March 31, 2006 was $13,000.
     During 2006, a portion of the company’s investment in an affiliated company was redeemed by the affiliated company for $2.2 million, of which $1.4 million was a non-cash exchange and $0.8 million was received in cash. The investment, which is accounted for using the cost method, had a carrying value of $1.6 million, resulting in a $0.6 million gain on redemption of investment in affiliated company.
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
     The company sells internationally and enters into transactions denominated in foreign currencies. As a result, the company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the company’s results of operations for the 2006, 2005 or 2004 fiscal years.
     The company believes that inflation has had a nominal effect on its results of operations in fiscal 2006, 2005 and 2004 and does not expect inflation to be a significant factor in fiscal 2007.
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
The company has assets, liabilities and cash flows in foreign currencies, primarily the Canadian dollar, creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts held by the company at March 31, 2006 or 2005.
     The company is currently exposed to interest rate risk from the floating-rate pricing mechanisms on its revolving credit facility; however, at March 31, 2006 or 2005, there were no borrowings outstanding.

Item 8.	Financial Statements and Supplementary Data.
The information required by this item is set forth beginning at page 30 of this Annual Report on Form 10-K.

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
     As disclosed in Item 4 of the company’s Form 10-Q for the quarter ended December 31, 2005, in fiscal 2006 the following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the financial statement close process:

—	Implemented a more extensive analysis and enhanced the reconciliation and review process relating to vendor rebates, an unconsolidated entity accounted for using the equity method, liabilities for employee incentives, liabilities for long-term incentive compensation, and the accrual of the obligation for the supplemental executive retirement plan (“SERP”).
—	Enhanced prevent and detect controls, including the assessment of revenue cut-off at period end, to help ensure appropriate revenue recognition.
—	Implemented a cross-functional management group designed to identify and discuss new, or changes to existing compensation and benefit plans (including the SERP) to help ensure the appropriate accounting and reporting requirements are met.

—	Implemented a more extensive analysis and enhanced the review process relating to the valuation of service parts inventory and amounts due to vendors within the retail hardware services business.

     As a result of these control improvements and other measures the company has taken to date, management believes the control deficiencies that, when aggregated, constituted a material weakness in internal control over the financial statement close process as of March 31, 2005 have been remediated.
     During 2006, the following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the vendor debits process:

—	Enhanced the reconciliation and review process relating to vendor debits and the reserve for collectibility of vendor debits.
—	Enhanced and formalized the process of estimating the reserve for collectibility of vendor debits.
—	Implemented process improvements designed to improve the initiation and recording of vendor debits.
—	Implemented detect controls to review the completeness and accuracy of vendor debits once recorded.
—	Implemented other management review procedures to minimize the risk that the company’s vendor debits are materially misstated at the end of a period.
     As a result of these control improvements and other measures the company has taken to date, management believes the control deficiencies identified over the vendor debit process that, when combined, constituted a material weakness in internal control over the vendor debit process as of March 31, 2005 have been remediated.
     In addition to the control improvements identified above, management performed additional analysis and other procedures to ensure the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this annual report present fairly in all material respects the company’s financial position, results of operations and cash flows for the periods presented.
     Based upon, and as of the date of, this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this annual report was made known to them by others on a timely basis.
Management’s Report on Internal Control over Financial Reporting
The management of Agilysys, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of March 31, 2006.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control
Other than the control improvements discussed above, there have been no changes in the company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.
None.

part III

Item 10.	Directors and Executive Officers of the Registrant.
Information required by this Item as to the Directors of the company appearing under the caption “Election of Directors” in the company’s Proxy Statement to be used in connection with the company’s 2006 Annual Meeting of Shareholders to be held on July 28, 2006 (the “2006 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the company’s Directors, executive officers, and holders of more than five percent of the company’s equity securities will be set forth in the 2006 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
The information required by this Item is set forth in the company’s 2006 Proxy Statement under the heading, “Election of Directors,” under the sub-heading “Information Regarding Meetings and Committees of the Board of Directors and Compensation of Directors,” and under the heading “Compensation of Executive Officers” under the sub-headings “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Supplemental Executive Retirement Plan,” and “Employment Agreements,” which information is incorporated herein by reference. The information set forth in the 2006 Proxy Statement under the subheadings, “Shareholder Return Performance Presentation,” “Compensation Committee Report on Executive Compensation,” and “Audit Committee Report” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this Item is set forth in the company’s 2006 Proxy Statement under the heading “Share Ownership,” and under the heading “Compensation of Executive Officers” under the sub-heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
None.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item is set forth in the company’s 2006 Proxy Statement under the heading “Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.
part IV

Item 15.	Exhibits, Financial Statement Schedules.
     (a)(1) Financial statements. The following consolidated financial statements are included in this Annual Report on Form 10-K beginning on page 28:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the years ended March 31, 2006, 2005, and 2004
Consolidated Balance Sheets as of March 31, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004
Notes to the Consolidated Financial Statements
     (a)(2) Financial statement schedule. The following financial statement schedule is included in this Annual Report on Form 10-K on page 57:
     Schedule II — Valuation and Qualifying Accounts
     All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
     (a)(3) Exhibits. See the Index to Exhibits beginning at page 58 of this Annual Report on Form 10-K.

signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 9, 2006.

AGILYSYS, INC.

/s/ Arthur Rhein

Arthur Rhein
Chairman, President, Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 9, 2006.

Title
Signature

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
Year Ended March 31, 2006

report of independent registered public accounting firm
The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended March 31, 2006. We have also audited the accompanying financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
June 6, 2006

report of independent registered public accounting firm
on internal control over financial reporting
The Board of Directors and Shareholders of
Agilysys, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included elsewhere herein, that Agilysys, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Agilysys, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Agilysys, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and shareholders equity for each of the three years in the period ended March 31, 2006, and our report dated June 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
June 6, 2006

agilysys, inc. and subsidiaries
Consolidated Statements of Operations

	Year ended March 31
(In thousands, except share and per share data)	2006	2005	2004

Net sales	$1,742,460	$1,622,925	$1,403,216
Cost of goods sold	1,513,481	1,415,477	1,222,314

Gross margin	228,979	207,448	180,902
Operating expenses
Selling, general, and administrative expenses	167,779	164,470	142,436
Restructuring charges	5,337	515	2,516

Operating income	55,863	42,463	35,950
Other (income) expenses
Other income, net	(1,389)	(1,984)	(6,687)
Interest income	(4,809)	(3,310)	(2,250)
Interest expense	6,557	6,517	10,318
Loss (gain) on redemption of Mandatorily Redeemable
Convertible Trust Preferred Securities	4,811	—	(734)
Loss on retirement of Senior Notes	—	—	8,595

Income before income taxes	50,693	41,240	26,708
Provision for income taxes	21,158	15,725	9,684
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	900	5,153	5,500

Income from continuing operations	28,635	20,362	11,524
Loss from discontinued operations, net of taxes	521	877	2,861

Net income	$28,114	$19,485	$8,663

Earnings per share — basic
Income from continuing operations	$0.96	$0.72	$0.42
Loss from discontinued operations	(0.02)	(0.03)	(0.10)

Net income	$0.94	$0.69	$0.32

Earnings per share — diluted
Income from continuing operations	$0.91	$0.69	$0.41
Loss from discontinued operations	(0.02)	(0.02)	(0.10)

Net income	$0.89	$0.67	$0.31

Weighted average shares outstanding
Basic	29,935,200	28,100,612	27,743,769
Diluted	32,480,576	36,989,981	27,955,865

See accompanying notes to the consolidated financial statements agilysys, inc. and subsidiaries
Consolidated Balance Sheets

	March 31
(In thousands, except share and per share data)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$147,850	$241,880
Accounts receivable, net of allowance of $5,880 in 2006 and $5,867 in 2005	267,916	259,998
Inventories, net of allowance of $3,384 in 2006 and $4,686 in 2005	53,004	47,305
Deferred income taxes	10,418	9,379
Prepaid expenses and other current assets	3,447	5,979
Assets of discontinued operations	437	702

Total current assets	483,072	565,243
Goodwill	191,854	173,774
Intangible assets, net of amortization of $6,606 in 2006 and $2,864 in 2005	11,854	5,796
Investments in affiliated companies	18,821	19,785
Other non-current assets	28,311	20,241
Property and equipment
Land	480	480
Buildings and building improvements	12,745	12,742
Furniture and equipment	49,929	58,016
Software	33,883	32,743
Leasehold improvements	7,980	7,099

	105,017	111,080
Accumulated depreciation and amortization	77,089	80,761

Property and equipment, net	27,928	30,319

Total assets	$761,840	$815,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$238,493	$228,775
Accrued liabilities	40,901	37,912
Mandatorily Redeemable Convertible Trust Preferred Securities	—	125,317
Current portion of long-term debt	59,587	266
Liabilities of discontinued operations	872	1,767

Total current liabilities	339,853	394,037
Long-term debt	99	59,624
Deferred income taxes	16,059	11,657
Other non-current liabilities	20,653	17,389
Shareholders’ Equity
Serial preferred shares, without par value; authorized 5,000,000; issued and outstanding — zero	—	—
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 30,526,505 and 28,820,531 shares outstanding in 2006 and 2005, respectively, net of 54,025 and 46,442 shares in treasury in 2006 and 2005, respectively	9,076	8,564
Capital in excess of stated value	113,972	88,927
Retained earnings	260,255	235,749
Unearned compensation on restricted stock awards	(168)	(873)
Accumulated other comprehensive income	2,041	84

Total shareholders’ equity	385,176	332,451

Total liabilities and shareholders’ equity	$761,840	$815,158

See accompanying notes to the consolidated financial statements agilysys, inc. and subsidiaries
Consolidated Statement of Cash Flows

	Year ended March 31
		2005	2004
(In thousands)	2006	(Revised)	(Revised)

Operating activities
Net income	$28,114	$19,485	$8,663
Add: Loss from discontinued operations	521	877	2,861

Income from continuing operations	28,635	20,362	11,524
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Gain on redemption of investment by affiliated company	(622)	—	—
Loss (gain) on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—	(734)
Gain on sale of investments	—	—	(906)
Loss on buyback of Senior Notes	—	—	8,595
Loss (gain) on disposal of property and equipment	302	(12)	(59)
Depreciation	3,412	4,178	4,617
Amortization	7,629	7,417	5,329
Deferred income taxes	753	5,157	284
Changes in working capital:
Accounts receivable	(2,906)	31,179	(93,895)
Inventories	(5,196)	4,931	2,762
Accounts payable	6,806	20,660	44,526
Accrued liabilities	3,468	(1,131)	(4,163)
Other changes, net	3,510	36	(515)
Other non-cash adjustments	(652)	(1,699)	474

Total adjustments	21,315	70,716	(33,685)

Net cash provided by (used for) operating activities	49,950	91,078	(22,161)
Investing activities
Acquisition of businesses, net of cash acquired	(27,964)	—	(66,653)
Proceeds from redemption of investment by affiliated company	788	—	—
Proceeds from sale of business	—	—	12,670
Purchase of marketable securities	(6,822)	—	—
Acquisition of property and equipment	(3,210)	(1,951)	(1,555)
Proceeds from sale of property and equipment	—	105	111
Proceeds from sale of investments	—	—	3,309

Net cash used for investing activities	(37,208)	(1,846)	(52,118)
Financing activities
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	(107,536)	—	(16,973)
Buyback of Senior Notes	—	—	(79,800)
Dividends paid	(3,608)	(3,330)	(3,517)
Proceeds from issuance of common stock	5,442	4,006	869
Repurchase of common stock	—	—	(480)
Other	(286)	(374)	(140)

Net cash (used for) provided by financing activities	(105,988)	302	(100,041)
Effect of foreign currency fluctuations on cash	367	810	199

Cash flows (used for) provided by continuing operations	(92,879)	90,344	(174,121)
Cash flows of discontinued operations
Operating cash flows	(1,151)	(1,618)	5,481
Investing cash flows	—	3,251	—

Net (decrease) increase in cash	(94,030)	91,977	(168,640)
Cash at beginning of period	241,880	149,903	318,543

Cash at end of period	$147,850	$241,880	$149,903

Supplemental disclosures of cash flow information:
Cash payments for interest
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities	$1,482	$8,463	$8,466
Other	$6,068	$6,044	$11,193
Cash payments for income taxes, net of refunds received	$10,478	$7,205	$1,329
Change in value of available-for-sale securities, net of taxes	$9	$—	$—

See accompanying notes to the consolidated financial statements agilysys, inc. and subsidiaries
Consolidated Statements of Shareholders’ Equity

		Stated				Unearned	Accumulated
		value of	Capital in		Unearned	compensation	other
	Common	common	excess of	Retained	employee	on restricted	comprehensive
(In thousands, except per share data)	shares	shares	stated value	earnings	benefits	stock	income (loss)	Total

Balance at April 1, 2003	32,057	$9,535	$113,655	$214,448	$(30,299)	$(4,575)	$(4,214)	$298,550
Net income	—	—	—	8,663	—	—	—	8,663
Unrealized translation adjustment	—	—	—	—	—	—	2,811	2,811
Unrealized gain on securities net of $1.0 million in taxes	—	—	—	—	—	—	1,894	1,894
Reclassification of unrealized gains into earnings, net of $1.0 million in taxes	—	—	—	—	—	—	(1,894)	(1,894)

Total comprehensive income								11,474
Value change in subscribed-for shares	—	—	12,026	—	(12,026)	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,517)	—	—	—	(3,517)
Shares issued upon exercise of stock options	112	34	835	—	—	—	—	869
Tax benefit related to exercise of stock options	—	—	18	—	—	—	—	18
Purchase of treasury shares	(53)	(16)	(464)	—	—	—	—	(480)
Amortization of unearned compensation	—	—	—	—	—	2,076	—	2,076

Balance at March 31, 2004	32,116	9,553	126,070	219,594	(42,325)	(2,499)	(1,403)	308,990
Net income	—	—	—	19,485	—	—	—	19,485
Unrealized translation adjustment	—	—	—	—	—	—	1,487	1,487

Total comprehensive income								20,972
Shares returned to Trust	39	12	318	—	(330)	—	—	—
Retirement of subscribed-for shares	(3,629)	(1,089)	(41,566)	—	42,655	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,330)	—	—	—	(3,330)
Shares issued upon exercise of stock options	327	98	3,908	—	—	—	—	4,006
Tax benefit related to exercise of stock options	—	—	295	—	—	—	—	295
Forfeiture of restricted stock award	(39)	(12)	(319)	—	—	331	—	—
Tax benefit related to forfeiture of restricted stock	—	—	115	—	—	—	—	115
Issuance of treasury shares	7	2	106	—	—	—	—	108
Amortization of unearned compensation	—	—	—	—	—	1,295	—	1,295

Balance at March 31, 2005	28,821	8,564	88,927	235,749	—	(873)	84	332,451
Net income	—	—	—	28,114	—	—	—	28,114
Unrealized translation adjustment	—	—	—	—	—	—	1,948	1,948
Unrealized gain on securities net of $4 in taxes	—	—	—	—	—	—	9	9

Total comprehensive income								30,071
Cash dividends ($0.12 per share)	—	—	—	(3,608)	—	—	—	(3,608)
Shares issued upon exercise of stock options	469	141	5,301	—	—	—	—	5,442
Tax benefit related to exercise of stock options	—	—	659	—	—	—	—	659
Tax benefit related to forfeiture of restricted stock	—	—	157	—	—	—	—	157
Shares issued upon conversion of Trust Preferred Securities	1,265	379	19,031	—	—	—	—	19,410
Forfeiture of restricted stock award	(53)	(16)	(434)	—	—	450	—	—
Restricted stock award	25	8	331	—	—	(339)	—	—
Amortization of unearned compensation	—	—	—	—	—	594	—	594

Balance at March 31, 2006	30,527	$9,076	$113,972	$260,255	$—	$(168)	$2,041	$385,176

See accompanying notes to the consolidated financial statements agilysys, inc. and subsidiaries
Notes to Consolidated Financial Statements
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
     Revenue recognition. The company derives revenue from three primary sources: server and storage hardware, software, and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.
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
     Supplier programs. Agilysys participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. In addition, the company receives incentives from suppliers related to cooperative advertising allowances, price protection and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as a reduction of cost of sales or advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred.
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
     Investment in marketable securities. The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The company’s investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The securities are recorded at fair value in other non-current assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The aggregate fair value of the securities at March 31, 2006 was $6.8 million. The aggregate unrealized holding gain for the securities at March 31, 2006 was $13,000.

     Fair value of financial instruments. Estimated fair value of the company’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Assets:
Cash and cash equivalents	$147,850	$147,850	$241,880	$241,880
Accounts receivable	267,916	267,916	259,998	259,998
Marketable securities	6,835	6,835	—	—
Liabilities:
Accounts payable	$238,493	$238,493	$228,775	$228,775
Senior Notes	59,388	59,833	59,388	62,004
Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	125,317	150,381

     The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of these instruments. The fair value of the company’s marketable securities is estimated based on quoted market prices. The fair value of the company’s Senior Notes is estimated using rates currently available for securities with similar terms and remaining maturities. The fair value of the Mandatorily Redeemable Convertible Trust Preferred Securities represents market value as determined in the over the counter market.
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
     Allowance for doubtful accounts. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as historic trends of the entire customer pool. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the company performs frequent credit evaluations of its customers.
     Concentrations of supplier risk. The company sells products supplied by five primary suppliers. The company’s largest supplier, IBM, supplied 71%, 72% and 72% of the company’s sales volume in 2006, 2005 and 2004, respectively. Sales of products sourced by HP accounted for 15%, 16% and 16% of the company’s sales volume in 2006, 2005, and 2004, respectively. The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company.
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
     Intangible assets. Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships are being amortized using an accelerated method, which reflects the period the asset is expected to contribute to the future cash flows of the company. The company’s finite-lived intangible assets are being amortized over periods ranging from three to ten years. The company has an indefinite-lived intangible asset relating to purchased trade names. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value.
     Goodwill. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to periodic impairment testing at least annually. The company conducted its annual goodwill impairment test as of February 1, 2006 and 2005 and, based on the analyses, concluded that goodwill was not impaired. Goodwill will also be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.
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
     Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $6.2 million, $7.0 million and $7.8 million during 2006, 2005 and 2004, respectively.
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

     The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to Statement 123. The pro forma expense determined under the fair value method presented in the table below relates only to stock options that were granted as of March 31, 2006, 2005 and 2004. Accordingly, the impact of applying the fair value method is not indicative of future amounts.

	For the year ended
	2006	2005	2004

Net income, as reported (a)	$28,114	$19,485	$8,663
Compensation cost based on fair value method, net of taxes	(2,656)	(1,908)	(3,564)

Pro forma net income	$25,458	$17,577	$5,099

Earnings per share — basic
As reported	$0.94	$0.69	$0.32
Pro forma	0.85	0.63	0.19
Earnings per share — diluted
As reported	$0.89	$0.67	$0.31
Pro forma	0.81	0.61	0.18
(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:	$346	$802	$1,322

     Earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period and adjusting income available to common shareholders for the assumed conversion of all potentially dilutive securities, as necessary. The dilutive common equivalent shares outstanding is computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings per incremental share in the sequence of potential common shares.
     Comprehensive income. Comprehensive income is the total of net income plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Changes in the components of other comprehensive income and in accumulated other comprehensive income for 2006 are as follows:

	Foreign		Accumulated
	currency	Unrealized	other
	translation	gains on	comprehensive
	adjustment	securities	income

Balance at March 31, 2005	$84	$—	$84
Change during 2006	1,948	9	1,957

Balance at March 31, 2006	$2,032	$9	$2,041

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
     Related party transactions. The Secretary of the company is also a partner of the law firm Calfee, Halter & Griswold LLP (“Calfee”), which provides legal services to the company. Legal costs paid to Calfee by the company are not material to consolidated operating results.

     Non-cash Investing Activities. During 2006, a portion of the company’s investment in an affiliated company was redeemed by the affiliated company for $2.2 million, of which $1.4 million was a non-cash exchange and $0.8 million was received in cash. The investment, which is accounted for using the cost method, had a carrying value of $1.6 million, resulting in a $0.6 million gain on redemption of investment in affiliated company.
     Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) 123 (revised 2004), Share Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in operating results based on their fair values. Statement 123(R) will be effective for the company on April 1, 2006, the beginning of the company’s fiscal 2007.
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
     As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the company’s consolidated operating results. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the company adopted Statement 123(R) in prior periods, the company believes the impact would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions has not been significant.
     In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. Statement 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, Statement 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement 154 beginning April 1, 2006.
     In November 2004, the FASB issued Statement 151, Inventory Costs — An amendment of ARB No. 43. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of Statement 151 is not expected to have a material impact on the Company’s results of operations or financial position.
     Reclassifications. Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. In 2006, the company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2.
RECENT ACQUISITIONS
In accordance with FASB Statement 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
Mainline China and Hong Kong
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The acquisition price for the China and Hong Kong operations was $0.8 million, which included $0.3 million of direct acquisition costs. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill in the current year.
The CTS Corporations
On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included repayment of $2.6 million of CTS debt and $0.2 million of direct acquisition expenses. Additionally, the company would be obligated to pay an earn-out to former CTS shareholders if the acquired business achieves specific financial performance targets. As of March 31, 2006, it is not likely that the financial performance targets will be met by the end of the earn-out period.
     Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $24.1 million was assigned to goodwill in the first quarter of 2006. During the second quarter, the company adjusted the estimated fair value of acquired income tax assets and liabilities by approximately $0.5 million, with a corresponding decrease to goodwill. During the third quarter, specifically identifiable intangible assets were assigned a fair value of $9.8 million with a corresponding reduction to goodwill. The resulting deferred tax adjustment was $3.8 million with a corresponding increase to goodwill. Of the intangible assets acquired, $9.4 million was assigned to customer relationships, which is being amortized over ten years using an accelerated method and $0.4 million was assigned to non-compete agreements, which are being amortized over four years using the straight-line method. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.
3.
DISCONTINUED OPERATIONS
During 2003, the company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies, and embedded computer products in North America. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company continues to incur certain costs related to IED and Aprisa, which are reported in the consolidated statements of operations as loss from discontinued operations.

     For the years ended March 31, 2006, 2005, and 2004, the company realized a loss from discontinued operations of $0.5 million (net of $0.3 million in taxes), $0.9 million (net of $0.5 million in taxes), and $2.9 million (net of $2.7 million in taxes), respectively. Ongoing expenses mainly relate to occupancy costs associated with exited facilities.
     At March 31, 2006, the assets of discontinued operations were $0.4 million and related to accounts receivable and deferred income taxes. The liabilities of discontinued operations were $0.9 million and related to liabilities for ongoing lease commitments and deferred income taxes.
4.
RESTRUCTURING CHARGES
Continuing Operations
2006 Restructuring. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. For the twelve-months ended March 31, 2006, costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.5 million and facilities costs resulting from the exit of leased facilities amounted to $1.7 million. The charges were classified as restructuring charges in the consolidated statement of operations. Facilities costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income.
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

     Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employment
	costs	Facilities	Total

Balance at April 1, 2004	$25	$5,794	$5,819
Accretion of lease obligations	—	427	427
Payments	(25)	(851)	(876)
Adjustments	—	88	88

Balance at March 31, 2005	—	5,458	5,458
Additions	2,516	1,719	4,235
Accretion of lease obligations	—	504	504
Payments	(1,894)	(1,269)	(3,163)
Adjustments	(492)	(166)	(658)

Balance at March 31, 2006	$130	$6,246	$6,376

     The $0.5 million adjustment to severance and other employment costs in 2006 represents the net cost of certain incentive and benefit plan obligations that were included in the restructuring charge and subsequently reclassified. The $0.2 million adjustment to facilities in 2006 represents adjustments to the remaining facility obligations for sublease agreements and early termination agreements, with an offset to the restructuring charges in the consolidated statement of operations.
     Included in the consolidated statement of operations is $5.3 million of restructuring charges for 2006, which is comprised of the following: $4.2 million additions to the restructuring liability, $0.5 million accretion of lease obligations, $0.8 million relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs; offset by $0.2 million of adjustments to the remaining facility obligations in the restructuring.
     Of the remaining $6.4 million liability at March 31, 2006, approximately $0.1 million is expected to be paid during 2007 for severance and other employment costs and approximately $1.2 million is expected to be paid during 2007 for ongoing facility obligations. Severance and other employment costs will continue through 2007 and facility obligations are expected to continue until 2017.
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

     Following is a reconciliation of the beginning and ending balances of the restructuring liability related to discontinued operations:

	Severance
	and other
	employment
	costs	Facilities	Other	Total

Balance at April 1, 2004	$24	$3,260	$55	$3,339
Accretion of lease obligations	—	96	—	96
Payments	(24)	(1,295)	—	(1,319)
Adjustments	—	(422)	(55)	(477)

Balance at March 31, 2005	—	1,639	—	1,639
Accretion of lease obligations	—	65	—	65
Payments	—	(672)	—	(672)
Adjustments	—	—	—	—

Balance at March 31, 2006	$—	$1,032	$—	$1,032

     Of the remaining $1.0 million reserve at March 31, 2006, approximately $0.6 million is expected to be paid during 2007 for ongoing obligations of vacated facilities. Facilities obligations are expected to continue until 2010.
5.
GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended March 31, 2006 and 2005 are as follows:

	2006	2005

Beginning of year	$173,774	$179,975
Goodwill acquired — CTS (see note 2)	17,637	—
Goodwill acquired — Mainline China and Hong Kong (see note 2)	785	—
Goodwill adjustment — Kyrus	(391)	(753)
Goodwill adjustment — IAD	—	(5,547)
Impact of foreign currency translation	49	99

End of year	$191,854	$173,774

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
     As of February 1, 2006, which was the latest annual impairment test performed, the company concluded that the fair value of its two reporting units exceeded their carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of March 31, 2006, the company was not aware of any circumstances or events requiring an interim impairment test of goodwill.
Intangible Assets
The following table summarizes the company’s intangible assets at March 31, 2006 and 2005:

	2006			2005
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	Amortization	amount	amount	Amortization	amount

Amortized intangible assets:
Customer relationships	$14,700	$(5,680)	$9,020	$5,300	$(2,418)	$2,882
Non-competition agreements	1,310	(361)	949	910	(151)	759
Developed technology	1,470	(509)	961	1,470	(266)	1,204
Patented technology	80	(56)	24	80	(29)	51

	17,560	(6,606)	10,954	7,760	(2,864)	4,896
Unamortized intangible assets:
Trade names	900	N/A	900	900	N/A	900

Total intangible assets	$18,460	$(6,606)	$11,854	$8,660	$(2,864)	$5,796

     Customer relationships are being amortized over an estimated useful life between five and ten years; non-competition agreements are being amortized over an estimated useful life between four and eight years; developed technology is being amortized over an estimated useful life between six and eight years; and patented technology is being amortized over an estimated useful life of 3 years.
     Amortization expense relating to intangible assets for the years ended March 31, 2006 and 2005 was $3.7 million and $2.9 million, respectively. The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows: 2007 — $3.1 million, 2008 — $2.6 million, 2009 — $1.7 million, 2010 — $1.3 million, and 2011 — $1.0 million.

6.
INVESTMENTS
At March 31, 2006 and 2005, the company’s investments consisted of the following:

	2006	2005

Magirus AG	$15,378	$14,737
Other non-marketable equity securities	3,443	5,048

Total	$18,821	$19,785

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

     Minimum future lease payments under capital leases as of March 31, 2006 for each of the next five years and in the aggregate are:

Amount

Year ending March 31
2007	$200
2008	112
2009	—
2010	—
2011	—

Total minimum lease payments	312
Less: amount representing interest	(14)

Present value of minimum lease payments	$298

     Interest rates on capitalized leases vary from 5.3% to 9.5% and are imputed based on the lower of the company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.
Operating Leases
The company leases certain office and warehouse facilities and equipment under non-cancelable operating leases which expire at various dates through 2017. Certain facilities and equipment leases contain renewal options for periods up to 10 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.
     The following is a schedule by years of future minimum rental payments required under operating leases, excluding real estate taxes and insurance, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2006:

	Continuing	Discontinued
	operations	operations	Total

Year ending March 31
2007	$6,060	$ 570	$6,630
2008	5,197	435	5,632
2009	4,366	428	4,794
2010	3,820	429	4,249
2011	3,264	169	3,433
Thereafter	13,348	—	13,348

Total minimum lease payments	$36,055	$2,031	$38,086

     Total minimum future rental payments have been reduced by $2.2 million of sublease rentals to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $6.9 million, $8.1 million, and $7.0 million for 2006, 2005, and 2004, respectively.

8.
FINANCING ARRANGEMENTS
The following is a summary of long-term obligations at March 31, 2006 and 2005:

	2006	2005

Senior Notes, due August 2006	$59,388	$59,388
Capital lease obligations	298	502

	59,686	59,890
Less: current maturities of long-term obligations	(59,587)	(266)

	$99	$59,624

     The principal amount of Senior Notes outstanding at March 31, 2006 and March 31, 2005 was $59.4 million. The Senior Notes are due in August 2006. Accordingly, the Senior Notes have been classified as a current liability at March 31, 2006. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of March 31, 2006 and March 31, 2005 was approximately $0.9 million.
     The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the company’s assets, and indebtedness of the company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the company at the option of the holders in the event of a change in control of the company. The fair value of the Senior Notes was $59.8 million and $62.0 million at March 31, 2006 and 2005, respectively.
Revolving Credit Agreement
On October 18, 2005, the company entered into a $200 million five-year unsecured credit facility. The new credit facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The new credit facility is available to retire existing debt, fund working capital requirements and capital expenditures, or for general corporate purposes of the company including acquisitions. Borrowings under the new credit facility will generally bear interest at various levels over LIBOR.
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
9.
MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES
In 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Pioneer-Standard Trust, a statutory business trust, was a wholly-owned consolidated subsidiary of the company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures of Agilysys, Inc. due March 31, 2028 (the “Trust Debentures”). The company had executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provided a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities. The Trust Preferred Securities were non-voting (except in limited circumstances), paid quarterly distributions at an annual rate of 6.75%, carried a liquidation value of $50 per share and were convertible at the option of the holder into the company’s Common Shares at any time prior to the close of business on March 31, 2028. After March 31, 2003, the Trust Preferred Securities were redeemable, at the option of the company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust Preferred Security. As of March 31, 2005, the Trust Preferred Securities were redeemable at the option of the company for a redemption price of 102.025%.
     During 2005, 2,152 Trust Preferred Securities were converted into 6,831 shares of the company’s common stock. The conversion reduced the carrying value of the Trust Preferred Securities to $125.3 million. As of March 31, 2005, a total of 368,652 Trust Preferred Securities had been redeemed or converted by the company.
     On June 15, 2005, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). The carrying value of the Securities as of March 31, 2005 was $125.3 million and was classified as a current liability. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million, which included accrued interest of $1.5 million and a 2.025% premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. Approximately $0.5 million of deferred financing fees were applied against capital in excess of stated value in connection with the conversion. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
     As a result of the redemption, the company wrote off deferred financing fees of $2.7 million in the first quarter of 2006. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the initial maturity date of the Securities. The write-off of deferred financing fees, along with the premium payment discussed above, resulted in a loss on retirement of debt of $4.8 million.
10.
INCOME TAXES
The components of income (loss) before income taxes from continuing operations and income tax provision are as follows:

	2006	2005	2004

Income (loss) before income taxes
Domestic	$51,093	$41,346	$27,257
Foreign	(400)	(106)	(549)

Total	$50,693	$41,240	$26,708
Provision for income taxes
Current
Federal	$18,342	$9,362	$7,886
State and local	1,630	889	60
Foreign	438	121	127

Total	20,410	10,372	8,073
Deferred
Federal	666	6,325	856
State and local	79	(3,216)	992
Foreign	3	2,244	(237)

Total	748	5,353	1,611

Provision for income taxes	$21,158	$15,725	$9,684

     A reconciliation of the federal statutory rate to the company’s effective income tax rate for continuing operations is as follows:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Provision (benefit) for state taxes	5.3	4.8	(1.3)
Change in valuation allowance	(2.7)	(3.0)	3.9
Settlement of income tax audits	2.6	(0.5)	(2.4)
Foreign rate differential	—	—	0.3
Meals & entertainment	1.4	1.4	1.6
Other, net	0.1	0.4	(0.8)

Effective rate	41.7%	38.1%	36.3%

     Deferred tax assets and liabilities as of March 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Capitalized inventory costs	$352	$291
Accrued liabilities	6,806	4,433
Allowance for doubtful accounts	2,059	2,055
Inventory valuation reserve	2,897	3,618
Restructuring reserve	2,414	2,052
Federal domestic net operating losses	307	1,119
Foreign net operating losses	2,202	1,696
Property and equipment	2,218	2,240
Capital loss carryforward	754	—
State net operating losses	5,204	7,188
Other	513	626

	25,726	25,318
Less: valuation allowance	(6,484)	(7,309)

Total	$19,242	$18,009
Deferred tax liabilities:
Deferred revenue	$84	$203
Software amortization	2,368	2,719
Goodwill and other intangible assets	21,598	15,826
Other	833	349

Total	$24,883	$19,097

Net deferred tax liabilities	$(5,641)	$(1,088)

     At March 31, 2006, the company had $0.9 million of federal net operating loss carryforwards that expire, if unused, in years 2023 through 2025, a $2.2 million capital loss carryforward acquired in the 2006 acquisition of CTS that expires, if unused, in 2007, and $6.1 million of foreign net operating loss carryforwards that expire, if unused, in years 2007 through 2013. At March 31, 2006, the company also had $146.9 million of state net operating loss carryforwards that expire, if unused, in years 2007 through 2024. Of the total state net operating loss carryforwards, $5.9 million resulted from the company’s 2004 acquisition of Kyrus Corporation.
     At March 31, 2006 the total valuation allowance against deferred tax assets of $6.5 million was mainly comprised of a valuation allowance of $2.9 million associated with deferred tax assets in Canada and China that more likely than not will not be realized, a valuation allowance of $0.8 million related to the capital loss carryforward acquired in the CTS acquisition, and a valuation allowance for state net operating loss carryforwards of $2.8 million that more likely than not will not be realized.
     In the current year, the company recognized tax expense and reduced goodwill for the tax benefit of $0.2 million related to the valuation allowance on acquired state net operating loss carryforwards in the Kyrus transaction. If realized in future years, $0.1 million of the valuation allowance related to the Kyrus Corporation state net operating loss carryforwards will reduce goodwill. In the year ended March 31, 2006, the company recognized tax expense and reduced goodwill for the tax benefit of $0.2 million related to the valuation allowance on acquired capital loss carryforwards in the CTS acquisition. If realized in 2007, $0.8 million of the valuation allowance related to the CTS capital loss carryforwards will reduce goodwill.
11.
EMPLOYEE BENEFIT PLANS
The company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the company matching a percentage thereof. The company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and company matching contributions were $2.9 million, $2.9 million, and $2.2 million for 2006, 2005, and 2004, respectively.
     The company also provides a non-qualified benefit equalization plan covering certain employees, which provides for employee deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company’s 401(k) plan if it were not for limitations imposed by income tax regulations. Contribution expense for the benefit equalization plan was $0.1 million in 2006, 2005, and 2004.
     The company also provides a supplemental executive retirement plan (“SERP”) for certain officers of the company. The SERP is a non-qualified plan designed to provide retirement benefits and life insurance for the plan participants. The projected benefit obligation related to the SERP was $12.0 million at March 31, 2006, of which $9.9 million has been accrued in accordance with FASB Statement 87, Employers Accounting for Pensions. The company also recognized an intangible asset of $2.0 million in 2006 in accordance with Statement 87. The projected benefit obligation related to the SERP was $11.9 million at March 31, 2005, of which $8.8 million had been accrued at March 31, 2005. The annual expense for the SERP was $2.0 million, $3.6 million, and $0.6 million in 2006, 2005, and 2004, respectively.
     In conjunction with the benefit equalization plan and SERP, the company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust to satisfy future obligations of the plans. The value of the policies and marketable securities was $19.5 million and $6.3 million at March 31, 2006 and 2005, respectively. The life insurance policies are valued at their cash surrender value and the marketable securities held in a Rabbi Trust are valued at the fair market value.
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
     The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for less than 5% of total revenues for 2006, 2005, and 2004. Total revenues for the company’s three specific product areas are as follows:

	For the year ended March 31
	2006	2005	2004

Hardware	$1,377,695	$1,321,831	$1,134,762
Software	260,525	221,718	211,974
Services	104,240	79,376	56,480

Total	$1,742,460	$1,622,925	$1,403,216

14.
SHAREHOLDERS’ EQUITY
Capital Stock
Holders of the company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2006 and 2005, there were no shares of preferred stock outstanding.
Dividend Payments
Common share dividends were paid quarterly at the rate of $0.03 per share in 2006 and 2005 to shareholders of record.
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
15.
EARNINGS PER SHARE
The following data show the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

	For the year ended March 31
	2006	2005	2004

Numerator:
Income from continuing operations — basic	$28,635	$20,362	$11,524
Distributions on convertible debt, net of taxes	900	5,153	—

Income from continuing operations — diluted	$29,535	$25,515	$11,524
Denominator:
Weighted average shares outstanding — basic	29,935	28,101	27,744
Effect of dilutive securities:
Stock options and unvested restricted stock	899	928	212
Convertible preferred shares	1,647	7,961	—

Weighted average shares outstanding — diluted	32,481	36,990	27,956
Earnings per share from continuing operations
Basic	$0.96	$0.72	$0.42
Diluted	$0.91	$0.69	$0.41

     Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
     For the year ended March 31, 2004, 8.1 million common shares issuable upon conversion of the Convertible Trust Preferred Securities (i.e., convertible debt) were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
     For the years ended March 31, 2005 and 2004, options on 0.7 million and 2.2 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

16.
STOCK-BASED COMPENSATION
The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. For stock option awards, the exercise price is equal to the market price of the company’s stock on the date of grant. The maximum term of the options is 10 years, and, generally, vest ratably over three years. Stock appreciation rights may be granted in conjunction with a stock option granted under the plan. Stock appreciation rights are exercisable only to the extent that the stock option to which it relates is exercisable and terminate upon the termination or exercise of the related stock option. Restricted shares and restricted share units may be issued at no cost or at a purchase price which may be below their fair market value but which are subject to forfeiture and restrictions on their sale or other transfer.
     Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objects and such other conditions, restrictions and contingencies. The exercise price of performance share awards would be equal to the market price of the company’s stock on the date of grant.
     As of March 31, 2006, there were no stock appreciation rights, restricted share units, or performance shares awarded from the plan.
Stock Options
The following table summarizes stock option activity during 2006, 2005, and 2004 for stock options awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at April 1	3,522,133	$12.59	3,306,195	$12.35	3,464,832	$12.23
Granted	575,000	13.57	593,500	13.76	295,900	7.93
Exercised	(469,369)	11.59	(326,826)	12.26	(111,937)	7.76
Cancelled/expired	(267,265)	13.05	(50,736)	12.88	(328,235)	12.96
Forfeited	(70,500)	13.17	—	—	(14,365)	14.09

Outstanding at March 31	3,289,999	$12.84	3,522,133	$12.59	3,306,195	$12.35

Options exercisable at March 31	2,844,684	$12.92	2,581,904	$12.58	2,336,059	$12.51
Weighted average fair value of options granted	$5.95		$6.09		$3.84

     The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value:

	For the year ended March 31
	2006	2005	2004

Dividend yield	0.9%	0.9%	1.0%
Risk-free interest rate	4.0%	3.7%	3.3%
Expected life	5.6 years	5.8 years	6 years
Expected volatility	45.4%	45.9%	48.4%

     The following table summarizes the status of stock options outstanding at March 31, 2006.

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
		exercise	remaining		exercise
Exercise price range	Number	price	contractual life	Number	price

$6.63 — $8.29	150,824	$7.63	6.9	94,157	$7.60
$8.29 — $9.95	313,176	8.76	4.7	266,743	8.78
$9.95 — $11.61	45,000	11.17	5.3	45,000	11.17
$11.61 — $13.26	710,200	12.78	4.1	685,980	12.80
$13.26 — $14.92	2,070,799	13.90	6.8	1,752,804	13.93

	3,289,999			2,844,684

Non-vested Shares
The following table summarizes non-vested share activity during 2006, 2005, and 2004 for restricted shares awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2006	2005	2004

Outstanding at April 1	336,999	579,655	783,511
Awarded	25,000	—	—
Vested	(284,099)	(203,856)	(203,856)
Cancelled	(52,900)	(38,800)	—

Outstanding at March 31	25,000	336,999	579,655

     During 2006, nonvested share awards for 25,000 shares of the company’s common stock were granted at a market value of $13.57. These shares are subject to certain terms and conditions and vest over a three-year period. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the restriction period. Compensation cost charged to operations for the restricted share awards was as follows: 2006 — $0.6 million; 2005 — $1.3 million; and 2004 — $2.1 million.
17.
QUARTERLY RESULTS (UNAUDITED)

	Year ended March 31, 2006
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$409,954	$405,605	$532,219	$394,682	$1,742,460
Gross margin	50,758	53,138	70,101	54,982	228,979
Income from continuing operations	433	6,796	15,303	6,103	28,635
Loss from discontinued operations	143	144	129	105	521

Net income	$290	$6,652	$15,174	$5,998	$28,114

Per share data:
Basic
Income from continuing operations	$0.01	$0.23	$0.51	$0.20	$0.96
Loss from discontinued operations	—	(0.01)	(0.01)	—	(0.02)

Net income	$0.01	$0.22	$0.50	$0.20	$0.94

Diluted
Income from continuing operations	$0.01	$0.22	$0.49	$0.20	$0.91
Loss from discontinued operations	—	(0.01)	—	(0.01)	(0.02)

Net income	$0.01	$0.21	$0.49	$0.19	$0.89

     Included in the fourth quarter of 2006 is an incremental credit of $1.8 million for vendor related incentives.
     Because quarterly reporting of per share data stands on its own, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. FASB Statement 128, Earnings Per Share, prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.
     The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 30.5% of annual revenues for 2006. The company believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.

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
     The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 31.8% of annual revenues for 2005. The company believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.

agilysys, inc.
Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2006, 2005 and 2004

	Balance at	Charged to	Charged to			Balance at
	beginning of	costs and	other			end of
Classification	period	expenses	accounts		Deductions	period

2006
Allowance for doubtful accounts	$5,867	$3,502	$305	(a)	$(3,794)	$5,880
Inventory valuation reserve	$4,686	$4,878	—		$(6,180)	$3,384
Restructuring reserves	$5,458	$4,081	—		$(3,163)	$6,376
2005
Allowance for doubtful accounts	$3,829	$4,262	—		$(2,224)	$5,867
Inventory valuation reserve	$8,425	$3,878	—		$(7,617)	$4,686
Restructuring reserves	$5,819	$515	—		$(876)	$5,458
2004
Allowance for doubtful accounts	$2,969	$3,364	$450	(a)	$(2,954)	$3,829
Inventory valuation reserve	$4,525	$5,930	—		$(2,030)	$8,425
Restructuring reserves	$11,828	$2,516	—		$(8,525)	$5,819

(a)	Allowance for doubtful accounts acquired in business combinations.

agilysys, inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (File No. 000-05734).
3(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-05734).
4(a)	Rights Agreement, dated as of April 27, 1999, by and between the company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the company’s Registration Statement on Form 8-A (File No. 000-05734).
4(b)	Indenture, dated as of August 1, 1996, by and between the company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-05734).
4(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
4(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(f)	Junior Subordinated Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(g)	First Supplemental Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(h)	Form of 6 3/4% Convertible Preferred Securities, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4(j)	Guarantee Agreement, dated March 23, 1998, between the company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
*10(a)	Credit Agreement among Agilysys, Inc., the Borrower party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of October 18, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 21, 2005 (File No. 000-05734).

Exhibit No.	Description

*10(b)	The company’s Executive Officer Annual Incentive Plan, which is incorporated herein by reference to Exhibit B to the company’s definitive Schedule 14A filed July 8, 2005 (File No. 000-05734).
*10(c)	The company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the company’s Form S-8 Registration Statement (Reg. No. 033-53329).
*10(d)	The company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*10(e)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10(f)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10(g)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10(h)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10(i)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10(j)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 20, 2000 (File No. 000-05734).
*10(k)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(l)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(m)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).

Exhibit No.	Description

*10(p)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10(q)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10(r)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10(s)	Amended and Restated Employment Agreement between Agilysys, Inc. and Arthur Rhein, effective December 23, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10(t)	Letter dated December 23, 2005 from Charles F. Christ to Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
10(u)	Three Year Credit Agreement among Pioneer-Standard Electronics, Inc., as Borrower, various financial institutions, as Lenders, Key Corporate Capital, Inc., as Lead Arranger, Book Runner and Administrative Agent, U.S. Bank National Association, as Syndication Agent, and Harris Trust and Savings Bank, as Documentation Agent dated as of April 16, 2003, which is incorporated by reference to Exhibit 10(bb) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(v)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003, which is incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000- 05734).
*10(w)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002, which is incorporated by reference to Exhibit 10(dd) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(x)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(y)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10(z)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10(aa)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

Exhibit No.	Description

*10(bb)	Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10(cc)	Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10(dd)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. (n/k/a Agilysys, Inc.) and Richard A. Sayers.
*10(ee)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. (n/k/a Agilysys, Inc.) and Richard A. Sayers.
*10(ff)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. (n/k/a Agilysys, Inc.) and Richard A. Sayers.
*10(gg)	Letter dated April 1, 2002, from Arthur Rhein to Richard A. Sayers regarding years of continuous service under the Supplemental Executive Retirement Plan.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
99(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.