Form 10-Q
period 2006-06-30
AGILYSYS INC
filed 2006-08-04
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 425W, Boca Raton, Florida	33431

(Address of principal executive offices)	(ZIP Code)
(561) 999-8700

(Registrant’s telephone number, including area code)
6065 Parkland Boulevard, Mayfield Heights, Ohio 44124

(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of July 31, 2006 was 30,584,498.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30
(In thousands, except share and per share data)	2006	2005
Net sales	$388,351	$409,954
Cost of goods sold	332,604	359,196

Gross margin	55,747	50,758
Operating expenses
Selling, general and administrative expenses	43,687	41,239
Restructuring charges	(34)	2,424

Operating income	12,094	7,095
Other (income) expenses
Other expense (income), net	774	(362)
Interest income	(1,725)	(1,471)
Interest expense	1,584	1,607
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811

Income before income taxes	11,461	2,510
Provision for income taxes	4,724	1,177
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	900

Income from continuing operations	6,737	433
Income (loss) from discontinued operations, net of taxes	14	(143)

Net income	$6,751	$290

Earnings per share — basic and diluted
Income from continuing operations	$0.22	$0.01
Income (loss) from discontinued operations	—	—

Net income	$0.22	$0.01

Weighted average shares outstanding
Basic	30,524,983	28,901,927
Diluted	30,992,359	29,827,852

Cash dividends per share	$0.03	$0.03
See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2006 are Unaudited)

	June 30	March 31
(In thousands, except share and per share data)	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$122,683	$147,850
Accounts receivable, net	264,171	267,916
Inventories, net	67,647	53,004
Deferred income taxes	8,228	10,418
Prepaid expenses and other current assets	3,889	3,447
Assets of discontinued operations	463	437

Total current assets	467,081	483,072
Goodwill	191,847	191,854
Intangible assets, net	11,020	11,854
Investments in affiliated companies	17,404	18,821
Other non-current assets	29,047	28,311
Property and equipment, net	27,300	27,928

Total assets	$743,699	$761,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$220,856	$238,493
Accrued liabilities	33,634	40,901
Current portion of long-term debt	59,586	59,587
Liabilities of discontinued operations	817	872

Total current liabilities	314,893	339,853
Long-term debt	57	99
Deferred income taxes	15,953	16,059
Other non-current liabilities	21,768	20,653
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 30,584,498 and 30,526,505 shares outstanding at June 30, 2006 and March 31, 2006, respectively, net of 54,025 shares in treasury at both June 30, 2006 and March 31, 2006	9,081	9,076
Capital in excess of stated value	114,354	113,972
Retained earnings	266,091	260,255
Unearned compensation on restricted stock awards	—	(168)
Accumulated other comprehensive income	1,502	2,041

Total shareholders’ equity	391,028	385,176

Total liabilities and shareholders’ equity	$743,699	$761,840

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30
	2006	2005
(In thousands)		(Revised)
Operating activities:
Net income	$6,751	$290
Add: Income (loss) from discontinued operations	14	(143)

Income from continuing operations	6,737	433
Adjustments to reconcile income from continuing operations to net cash (used for) provided by operating activities (net of effects from business acquisition):
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811
Loss on disposal of plant and equipment	1	1
Depreciation	738	971
Amortization	1,677	1,269
Deferred income taxes	2,084	(1,150)
Stock based compensation	287	—
Excess tax benefit from exercise of stock options	(44)	—
Changes in working capital:
Accounts receivable	3,817	(16,040)
Inventories	(14,643)	(5,914)
Accounts payable	(17,637)	43,577
Accrued liabilities	(7,223)	2,302
Other changes, net	(442)	818
Other non-cash adjustments	1,025	(286)

Total adjustments	(30,360)	30,359

Net cash (used for) provided by operating activities	(23,623)	30,792

Investing activities:
Acquisition of business, net of cash acquired	—	(27,784)
Acquisition of property and equipment	(859)	(310)

Net cash used for investing activities	(859)	(28,094)

Financing activities:
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	(107,536)
Dividends paid	(916)	(866)
Proceeds from issuance of common stock	201	3,843
Principal payment under long term obligations	(43)	(78)
Excess tax benefit from exercise of stock options	44	—

Net cash used for financing activities	(714)	(104,637)

Effect of foreign currency fluctuations on cash	96	(201)

Cash flows used for continuing operations	(25,100)	(102,140)
Cash flows of discontinued operations
Operating cash flows	(67)	(478)
Investing cash flows	—	—
Financing cash flows	—	—

Net decrease in cash	(25,167)	(102,618)
Cash at beginning of period	147,850	241,880

Cash at end of period	$122,683	$139,262

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Financial Statement Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “company”). Investments in affiliated companies are accounted for by the equity or cost method, as appropriate, under U.S. generally accepted accounting principles (“GAAP”). All inter-company accounts have been eliminated. The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2007 refers to the fiscal year ending March 31, 2007.
The unaudited interim financial statements of the company are prepared in accordance with GAAP for interim financial information and pursuant to the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
The condensed consolidated balance sheet as of June 30, 2006, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-months ended June 30, 2006 and 2005 have been prepared by the company without audit. However, the financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation. For the quarter ended June 30, 2006, the company has separately disclosed the operating, investing and financing portions of the cash flow attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2006, included in the company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Except for the company’s adoption of FASB Statement 123 (revised 2004), Share-Based Payment, on April 1, 2006, which is discussed below, there have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein.
Accounting for Stock Based Compensation
The company has a stock incentive plan under which it may grant non-qualified stock options, incentive stock options, time-vested restricted shares, performance-vested restricted shares, and performance shares. Shares issued pursuant to awards under the plan may be made out of treasury or authorized but unissued shares. The company also has an employee stock purchase plan.
Prior to the April 1, 2006 adoption of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“Statement 123R”), the company accounted for stock based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as permitted by FASB Statement No. 123, Share-Based Payment (“Statement 123”). No stock based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant. Effective April 1, 2006, the company adopted the fair value recognition provisions of Statement 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the current quarter includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated.
As a result of adopting Statement 123R on April 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the three-month period ended June 30, 2006, are $0.3 million, $0.2 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter-ended June 30, 2006 are both $0.01 lower than if the company had continued to account for share-based compensation under APB 25.
Prior to the adoption of Statement 123R, the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits recognized by the company during the quarter ended June 30, 2006 were $44,000.

The following table presents pro forma information to illustrate the effect on net income and earnings per share for the period ended June 30, 2005 if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock incentive plans prior to the adoption of Statement 123R on April 1, 2006:

June 30
(Three-months ended)	2005
Net income, as reported (a)	$290
Compensation cost based on fair value method, net of taxes	170

Pro forma net income	$120

Earnings per share — basic and diluted
As reported	$0.01
Pro forma	—

(a)	Includes stock compensation expense, net of taxes, for restricted stock awards of $47,000.
Pro forma disclosures for the three-month period ended June 30, 2006 are not presented because the charges required by Statement 123R are already recognized in the condensed consolidated statement of operations. See Note 10 for continued discussion of stock based compensation and the company’s stock incentive plan.
Recently Issued Accounting Pronouncement
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position or results of operations.
3. Recent Acquisitions
In accordance with FASB Statement 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
Mainline China and Hong Kong
In December 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The acquisition price for the China and Hong Kong operations was $0.8 million, which included $0.3 million of direct acquisition costs. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill in 2006.

Goodwill resulting from the China and Hong Kong operations of Mainline Information Systems, Inc. acquisitions will not be deductible for income tax purposes.
The CTS Corporations
In May 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included repayment of $2.6 million of CTS debt and $0.2 million of direct acquisition expenses. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $17.6 million was assigned to goodwill in 2006. During the first quarter of 2007, the company adjusted the estimated fair value of acquired tax assets by approximately $72,000, with a corresponding decrease to goodwill. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.
4. Discontinued Operations
During 2003, the company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies, and embedded computer products in North America. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity as defined by FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The company continues to incur certain costs related to IED and Aprisa, which are reported in the consolidated statement of operations as income (loss) from discontinued operations.
For the three-months ended June 30, 2006 and 2005, the company realized a gain from discontinued operations of $14,000 (net of $9,000 of income taxes) and a loss of $143,000 (net of $93,000 of income taxes), respectively. Ongoing expenses mainly relate to sub-lease occupancy costs associated with exited facilities.
At June 30, 2006, the assets of discontinued operations were $0.5 million and related to accounts receivable and deferred income taxes. The liabilities of discontinued operations were $0.8 million and related to liabilities for ongoing lease commitments and deferred income taxes.
5. Restructuring Charges
Continuing Operations
2006 Restructuring. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprise one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities’ costs relating to the exit of certain leased facilities. Facilities’ costs represent the present value of qualifying exit costs, offset by an estimate for future sublease income. The charges were classified as restructuring charges in the consolidated statement of operations.

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
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employee
	costs	Facilities	Total
Balance at April 1, 2006	$130	$6,246	$6,376
Accretion of lease obligations	—	113	113
Payments	(120)	(353)	(473)
Adjustments	(10)	(355)	(365)

Balance at June 30, 2006	$—	$5,651	$5,651

The $0.4 million adjustment to facilities represents adjustments to the remaining facility obligations for sublease agreements and early termination agreements, with an offset to the restructuring charges in the consolidated statement of operations.
Included in the consolidated statement of operations is $34,000 of restructuring income for the first quarter of 2007, which is comprised of the following: $0.1 million accretion of lease obligations, $0.2 million relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs, offset by $0.4 million of adjustments to the remaining facility obligations in the restructuring.
Of the remaining $5.7 million liability at June 30, 2006, approximately $0.7 million is expected to be paid during the remainder of 2007 for ongoing facility obligations. Facility obligations are expected to continue until 2017.
Discontinued Operations
In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. The significant components of the charge were as follows: $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company, $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income, and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively.

Of the remaining $0.9 million reserve at June 30, 2006, approximately $0.3 million is expected to be paid during the remainder of 2007 for ongoing obligations of vacated facilities. Facilities obligations are expected to continue until 2010.
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the three-months ended June 30, 2006 are summarized in the following table:

2007
First quarter beginning balance	$191,854
Goodwill adjustment — CTS	(72)
Impact of foreign currency translation	65

First quarter ending balance	$191,847

Intangible Assets
The following table summarizes the company’s intangible assets at June 30, 2006 and March 31, 2006:

	June 30, 2006			March 31, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$14,700	$(6,390)	$8,310	$14,700	$(5,680)	$9,020
Non-competition agreements	1,310	(418)	892	1,310	(361)	949
Developed technology	1,470	(570)	900	1,470	(509)	961
Patented technology	80	(62)	18	80	(56)	24

	17,560	(7,440)	10,120	17,560	(6,606)	10,954
Unamortized intangible assets:
Trade names	900	N/A	900	900	N/A	900

Total intangible assets	$18,460	$(7,440)	$11,020	$18,460	$(6,606)	$11,854

Customer relationships are being amortized over an estimated useful life between five and ten years; non-competition agreements are being amortized over an estimated useful life between four and eight years; developed technology is being amortized over an estimated useful life between six and eight years; and patented technology is being amortized over an estimated useful life of three years.
Amortization expense relating to intangible assets for the three months ended June 30, 2006 and 2005 was $0.8 million and $0.6 million, respectively. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2007 and each of the five succeeding fiscal years is as follows: 2007 — $2.3 million, 2008 — $2.6 million, 2009 — $1.7 million, 2010 — $1.3 million, 2011 — $1.0 million, and 2012 — $0.5 million.
7. Mandatorily Redeemable Convertible Trust Preferred Securities
In 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Securities”).

During 2006, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million, which included accrued interest of $1.5 million and a 2.025% premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. Approximately $0.5 million of deferred financing fees were applied against capital in excess of stated value in connection with the conversion. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
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
9. Comprehensive Income
Comprehensive income is the total of net income plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Changes in the components of other comprehensive income and in accumulated other comprehensive income for the three months ended June 2006 are as follows:

	Foreign	Unrealized	Accumulated
	currency	gains	other
	translation	(losses) on	comprehensive
	adjustment	securities	income
Balance at April 1, 2006	$2,032	$9	$2,041
Change during first quarter	(488)	(51)	(539)

Balance at June 30, 2006	$1,544	$(42)	$1,502

10. Stock Based Compensation
The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price which may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer.
Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objects and such other conditions, restrictions and contingencies. As of June 30, 2006, there were no stock appreciation rights, restricted share units, or performance shares awarded from the plan.
Stock Options
The following table summarizes stock option activity during the quarter ended June 30, 2006:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
		exercise	contractual	value
	Shares	price	term	($000)
Outstanding at April 1, 2006	3,289,999	$12.84
Awarded	302,500	15.41
Exercised	(57,993)	13.40
Forfeited	(16,000)	13.76
Cancelled/expired	—

Outstanding at June 30, 2006	3,518,506	$13.05	6.1	$17,417

Exercisable at June 30, 2006	3,009,929	$12.83	5.7	$15,561

The fair market value of each option granted is estimated on the grant date using the Black-Scholes-Merton valuation model. The following assumptions were made in estimating the fair market value of stock options awarded during the three-months ended June 30, 2006:

Dividend yield	0.73% – 0.76%
Risk-free interest rate	4.72% – 4.76%
Expected term	4 – 6 years
Expected volatility	43.56% – 44.98%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the three-months ended June 30, 2006 was $5.75 and $7.74.
Compensation cost charged to operations during the three-month period ended June 30, 2006 relating to stock options was $0.3 million. The total income tax benefit recognized in operations during the three-month period ended June 30, 2006 was $0.1 million. As of June 30, 2006, total unrecognized stock based compensation expense related to nonvested stock options was $2.0 million, which is expected to be recognized over 21 months. During the three-months ended June 30, 2006, the total intrinsic value of stock options exercised was $0.2 million.
Non-vested Shares
The following table summarizes non-vested shares activity during the quarter ended June 30, 2006:

		Weighted-
		average
		grant date
	Shares	fair value
Nonvested at April 1, 2006	25,000	$13.57
Granted	—
Vested	(6,250)	13.57
Forfeited	—

Nonvested at June 30, 2006	18,750	$13.57

The fair market value of nonvested shares is determined based on the trading price of the company’s shares on the grant date. Compensation cost related to non-vested share awards is recognized over the restriction period. Compensation cost charged to operations for non-vested share awards was $32,000 and $81,000 for the three-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $0.1 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over 22 months.
11. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	June 30
	2006	2005
Numerator:
Income from continuing operations — basic and diluted	$6,737	$433

Denominator:
Weighted average shares outstanding — basic	30,525	28,902
Effect of dilutive securities
Stock options and unvested restricted stock	467	926

Weighted average shares outstanding — diluted	30,992	29,828

Earnings per share from continuing operations — basic and diluted	$0.22	$0.01
Options on 6.6 million shares issuable upon conversion of the Securities were not included in computing diluted earnings per share for the three months ended June 30, 2005, because their effects were anti-dilutive.
12. Subsequent Event
On August 1, 2006, the company’s 9.5% Senior Notes matured and were retired at a total cost of $62.2 million, of which $59.4 million was principle and $2.8 million was accrued interest. The company used existing cash to fund the retirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document as well as the company’s Annual Report on Form 10-K for the year ended March 31, 2006.
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
Consolidated sales for the first quarter were $388.4 million, a decrease of 5.3% compared with sales of $410.0 million for the first quarter last year. The decrease in sales was due to lower-than-expected sales of hardware products, which was partially offset by strong performance in software sales and services revenue. Despite the decline in hardware sales in the current quarter, growth in software and services continued to provide differentiated value and increased gross margin, which increased from 12.4% of sales last year to 14.4% of sales in the current quarter.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.
Results of Operations
Net Sales and Operating Income

	Three months ended		Increase
	June 30		(decrease)
(Dollars In Thousands)	2006	2005	$	%
Net sales	$388,351	$409,954	$(21,603)	(5.3)%
Cost of goods sold	332,604	359,196	(26,592)	(7.4)

Gross margin	55,747	50,758	4,989	9.8
Gross margin percentage	14.4%	12.4%
Operating expenses
Selling, general and administrative expenses	43,687	41,239	2,448	5.9
Restructuring charges	(34)	2,424	(2,458)	(101.4)

Operating income	$12,094	$7,095	$4,999	70.5%
Operating income percentage	3.1%	1.7%
Net Sales. The decline in net sales was primarily due to lower sales volume in each of the company’s routes to market. Sales from the company’s KeyLink Systems Group, which is the company’s primary connection with its reseller partners, decreased $20.9 million. Sales from the company’s Enterprise Solutions Group (“ESG”), which serves large and medium-sized corporations across many industries, decreased $0.7 million in the quarter ended June 30, 2006 as compared to the same period in 2005. However, excluding the incremental sales generated from the company’s two acquisitions completed last year, ESG sales decreased $17.3 million in the first quarter of 2007 compared with the same period of the prior year. The China and Hong Kong operations of Mainline Information Systems, Inc. were not acquired until the third fiscal quarter of 2006, and thus are completely accretive in the current quarter. The CTS Corporations was acquired on May 31, 2005, and thus is partially accretive in the current quarter. A decline in sales volume from ESG’s retail solutions group accounted for the majority of the remaining decrease in ESG sales.
Changes in sales by major product category were as follows: hardware sales decreased $33.2 million, or 10.1%, software sales increased $5.7 million, or 9.7%, and services revenue increased $5.9 million, or 27.7%. The decline in hardware sales was mainly due to lower sales volume of midrange servers. The increase in software sales was mainly due to higher sales volume of remarketed software in each of the company’s routes to market. The increase in services revenue equally contributed to higher sales of proprietary and remarketed services.
The company anticipates net sales for the full year to increase approximately 4% to 6% compared with the prior year. Additionally, the company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended June 30, 2006 are not necessarily indicative of the operating results for the full year 2007.
Gross Margin. The $5.0 million increase in gross margin was mainly due to strong sales growth in software and services, which traditionally result in higher gross margin, as well as the realization of incentive payments and a higher than anticipated discount from suppliers of $2.4 million. The company anticipates gross margin to be approximately 13.2% of net sales for 2007.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $2.5 million period to period increase in first quarter 2007 SG&A expenses was due to higher compensation and benefits costs, intangible asset amortization expense, and marketing costs; offset by lower bad debt expense and other miscellaneous operating costs of the company. Compensation and benefits costs increased $2.6 million. Compensation and benefits costs attributed to the addition of employees from the two acquisitions made last year accounted for approximately $1.5 million of the increase, as they had a full-quarter impact in the current quarter. Intangible asset amortization expense increased $0.3 million, which was due to the acquisition of intangible assets in connection with the purchase of The CTS Corporations in 2006. The company’s valuation of the intangible assets was not completed until the third fiscal quarter of 2006. Internal marketing costs increased $0.7 million, mainly due to a decline in co-operative advertising funds for internal marketing activities. These increases were offset by a $1.8 million reduction in bad debt expense and $0.7 million decrease in other operating costs of the company. The company records a provision for uncollectible accounts based on customer-specific information as well as the overall mix of customer receivables outstanding.
Restructuring charges decreased $2.5 million during the current quarter compared with the first quarter last year, which reflects restructuring efforts executed by the company during the first quarter of fiscal year 2006. In the prior year, the company initiated a plan to consolidate a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company initiated the shut-down of certain leased facilities and reduced the workforce of its Keylink Systems Group. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from workforce reductions amounted to $2.3 million, which were recorded as a component of restructuring charges in the accompanying condensed consolidated statement of operations. These termination benefits were paid over the subsequent twelve months. The company did not record a liability for contract termination costs relating to the exit of certain leased facilities until the second quarter of fiscal 2006 since the company had not ceased using the properties as of June 30, 2005. The company also incurred an additional workforce reduction during the second quarter of 2006 as certain synergies from the integration of CTS into the company’s professional services business were realized. There were no such charges in the current quarter.
Other (Income) Expense

	Three months ended		Favorable
	June 30		(unfavorable)
(In Thousands)	2006	2005	$	%
Other (income) expense
Other expense (income), net	$774	$(362)	$(1,136)	(313.8)%
Interest income	(1,725)	(1,471)	254	17.3
Interest expense	1,584	1,607	23	1.4
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811	4,811	100.0

Total other (income) expense	$633	$4,585	$3,952	86.2%

Other expense (income) net. The unfavorable change in other expense (income), net was mainly due to the change in quarterly earnings from the company’s equity investment in Magirus AG.
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”) in the first fiscal quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the initial maturity date of the Securities. The write off of deferred financing fees, along with the $2.1 million premium payment made with the redemption, resulted in a loss of $4.8 million in the quarter ended June 30, 2005.
Income Tax Expense
The effective tax rate for continuing operations for the three-months ended June 30, 2006 was 41.2% compared with 46.9% for the first quarter in the prior year. The decrease in the effective tax rate primarily reflects the impact of tax legislation enacted by the State of Ohio during the quarter ended June 30, 2005. The impact of this legislation on existing deferred tax assets, including state net operating losses and related valuation allowance, resulted in additional income tax expense of $168,000 in the quarter ended June 30, 2005. Excluding the one-time impact of tax legislation enacted by the State of Ohio, the company’s effective tax rate for continuing operations for the three months ended June 30, 2005 was 40.6%.
Recently Issued Accounting Pronouncement
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect the adoption of FIN No. 48 will have on its financial position or results of operations.
Business Combinations
Mainline China and Hong Kong
In December 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The acquisition price for the China and Hong Kong operations was $0.8 million, which included $0.3 million of direct acquisition costs.
The CTS Corporations
In May 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included repayment of $2.6 million of CTS debt and $0.2 million of direct acquisition expenses.
Restructuring Charges
Continuing Operations. During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.7 million to shut down certain leased facilities. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of its KeyLink Systems Group, professional services business and to execute a senior management realignment and consolidation of responsibilities. The charges were classified as restructuring charges in the consolidated statement of operations.
In the fourth quarter of 2003, concurrent with the sale of IED, the company announced it would restructure its remaining enterprise computer solutions business and facilities to reduce overhead and eliminate assets that were inconsistent with the company’s strategic plan and were no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. The charges were classified as restructuring charges in the consolidated statement of operations. Severance, incentives, and other employee benefit costs were paid to approximately 110 personnel. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income for a vacant warehouse that represents excess capacity as a result of the sale of IED.
Approximately $0.5 million was paid during the current quarter for severance costs and ongoing facility costs included in the restructuring charges discussed above. The company expects to pay $0.7 million during the remainder of 2007 for ongoing facility obligations. Facilities obligations are expected to continue to 2017.

Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate of future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as “held for sale,” as a result of the disposition and discontinuance of IED and Aprisa, respectively. During 2006, the restructuring reserve was reduced by ongoing payments of facilities obligations. Approximately $0.2 million was paid during the current quarter for ongoing facility costs. The company expects to pay $0.3 million during the remainder of 2007 for ongoing facility costs. Facilities obligations are anticipated to continue until 2010.
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
As of June 30, 2006 and March 31, 2006, the company’s total debt balance was $59.6 million and $59.7 million, respectively. In each period, total debt consisted of Senior Notes and capital lease obligations.
Senior Notes
The principal amount of Senior Notes outstanding at June 30, 2006 and March 31, 2006 was $59.4 million, which are due August 2006. Given the maturity date of the Senior Notes, they have been classified as a current liability in the accompanying condensed consolidated balance sheet. The Senior Notes pay interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. Interest accrued on the Senior Notes as of June 30, 2006 and March 31, 2006 was approximately $2.4 million and $0.9 million, respectively. The indenture under which the Senior Notes were issued limits the creation of liens, sale and leaseback transactions, consolidations, mergers and transfers of all or substantially all of the company’s assets, and indebtedness of the company’s restricted subsidiaries. The Senior Notes are subject to mandatory repurchase by the company at the option of the holders in the event of a change in control of the company.
On August 1, 2006, the Senior Notes matured at a total cost of $62.2 million, which was comprised of the $59.4 million principal amount outstanding and $2.8 million accrued interest. The company used existing cash to fund the maturity.
Revolving Credit Facility
The company maintains a $200 million five-year unsecured credit facility (“Facility”). The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt and to provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility generally bear interest at various levels over LIBOR. The company did not borrow against the Facility during the current quarter, nor were there any amounts outstanding under the Facility at June 30, 2006.

Mandatorily Redeemable Convertible Trust Preferred Securities
On June 15, 2005, the company completed the redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). Securities with a carrying value of $105.4 million were redeemed for cash at a total expense of $109.0 million, which included accrued interest of $1.5 million and a premium of $2.1 million. The company funded the redemption with existing cash. In addition to the redemption, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company at the option of the holder. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted resulting in the issuance of 1,264,505 common shares of the company. As a result of the redemption, the company wrote off deferred financing fees of $2.7 million, which were being amortized over the life of the Securities prior to their redemption. The $2.7 million write off of deferred financing fees, along with the $2.1 million premium incurred in connection with the redemption, resulted in a $4.8 million loss on redemption of Securities during the quarter ended June 30, 2005.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the three-months ended June 30, 2006 and 2005:

	Three months ended		Increase
	June 30		(decrease)
(In Thousands)	2006	2005	$
Net cash (used for) provided by continuing operations:
Operating activities	$(23,623)	$30,792	$(54,415)
Investing activities	(859)	(28,094)	27,235
Financing activities	(714)	(104,637)	103,923
Effect of foreign currency fluctuations on cash	96	(201)	297

Cash flows used for continuing operations	(25,100)	(102,140)	77,040
Net cash used for discontinued operations	(67)	(478)	411

Net decrease in cash and cash equivalents	$(25,167)	$(102,618)	$77,451

Cash Flow (Used for) Provided by Operating Activities. The decrease in operating cash flow was mainly due to an increase in working capital in the current quarter compared with last year. The timing of supplier payments in the current quarter was a significant use of cash compared with last year. Additionally, the decline in net sales year-over-year lead to an increase in inventories and a decrease in trade accounts receivable. Moreover, the $4.8 million non-cash expense recorded in the quarter ended June 30, 2005 relating to the redemption of Securities was not recurring in the current year.
Cash Flow Used for Investing Activities. The decline in cash used for investing activities is directly related to last year’s acquisition of The CTS Corporations, which was funded by cash for $27.8 million. There were no business combinations in the current quarter, nor were there any other significant investing activities.
Cash Flow Used for Financing Activities. The decline in cash used for financing activities is directly related to last year’s redemption of the company’s Securities for $107.5 million. This improvement in financing cash flow was offset by a $3.6 million decrease in proceeds from the issuance of common stock as a result of stock option exercises.

Contractual Obligations
The company has contractual obligations for long-term debt, capital leases and operating leases that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended March 31, 2006 (“Annual Report”). There have been no material changes to the contractual obligations summarized in the table included in the Annual Report outside the ordinary course of business. As noted in the table included in the Annual Report, the company’s $59.4 million Senior Notes are due August 1, 2006, or during the company’s second fiscal quarter in the current year. The company used cash on hand to settle the Senior Notes.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
A detailed description of the company’s critical accounting policies can be found in the company’s Annual Report. There have been no significant changes to those critical accounting policies.
Stock Based Compensation
The company accounts for stock based compensation in accordance with the fair value recognition provisions of Statement 123R, which was adopted on April 1, 2006. The company adopted the provisions of Statement 123R using the modified prospective application and, accordingly, results for prior periods have not been restated. Prior to April 1, 2006, the company accounted for stock based compensation in accordance with the intrinsic value method. As such, no stock based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant.
Compensation cost charged to operations during the three-month period ended June 30, 2006 relating to stock options was $0.3 million. As of June 30, 2006, total unrecognized stock based compensation expense related to nonvested stock options was $2.0 million, which is expected to be recognized over the next 21 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the company’s Annual Report. There have been no material changes in the company’s market risk exposures since March 31, 2006.
Item 4. Controls and Procedures
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
Based upon this evaluation, the company’s Chief Executive Officer and Chief Financial Officer , as of June 30, 2006, concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
Changes in internal control over financial reporting. There were no changes in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
A detailed description of the company’s risk factors can be found in the company’s Annual Report. There have been no material changes from the risk factors summarized in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: August 4, 2006	/s/ Arthur Rhein

Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006	/s/ Martin F. Ellis

Martin F. Ellis
Executive Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)