Form 10-Q
period 2006-09-30
AGILYSYS INC
filed 2006-11-07
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
N/A

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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of November 1, 2006 was 30,616,498.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
(In thousands, except share and per share data)	2006	2005	2006	2005

Net sales	$385,476	$405,605	$773,827	$815,559
Cost of goods sold	333,723	352,467	666,327	711,663

Gross margin	51,753	53,138	107,500	103,896
Operating expenses
Selling, general and administrative expenses	42,941	38,651	86,628	79,890
Restructuring charges	(44)	2,464	(78)	4,888

Operating income	8,856	12,023	20,950	19,118
Other (income) expenses
Other expense (income), net	42	77	816	(285)
Interest income	(1,324)	(1,005)	(3,049)	(2,476)
Interest expense	629	1,605	2,213	3,212
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	—	4,811

Income before income taxes	9,509	11,346	20,970	13,856
Provision for income taxes	3,995	4,550	8,719	5,727
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	—	—	900

Income from continuing operations	5,514	6,796	12,251	7,229
Loss from discontinued operations, net of taxes	22	144	8	287

Net income	$5,492	$6,652	$12,243	$6,942

Earnings per share — basic
Income from continuing operations	$0.18	$0.23	$0.40	$0.24
Loss from discontinued operations	—	0.01	—	0.01

Net income	$0.18	$0.22	$0.40	$0.23

Earnings per share — diluted
Income from continuing operations	$0.18	$0.22	$0.40	$0.24
Loss from discontinued operations	—	0.01	—	0.01

Net income	$0.18	$0.21	$0.40	$0.23

Weighted average shares outstanding
Basic	30,565,749	30,123,331	30,545,366	29,610,260
Diluted	30,903,831	31,122,272	30,948,095	33,866,822

Cash dividends per share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31
(In thousands, except share and per share data)	2006	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,730	$147,850
Accounts receivable, net	263,386	267,916
Inventories, net	63,340	53,004
Deferred income taxes	7,720	10,418
Prepaid expenses and other current assets	4,281	3,447
Assets of discontinued operations	445	437

Total current assets	434,902	483,072
Goodwill	191,427	191,854
Intangible assets, net	10,218	11,854
Investments in affiliated companies	16,684	18,821
Other non-current assets	29,649	28,311
Property and equipment, net	26,334	27,928

Total assets	$709,214	$761,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$242,180	$238,493
Accrued liabilities	31,001	40,901
Current portion of long-term debt	179	59,587
Liabilities of discontinued operations	740	872

Total current liabilities	274,100	339,853
Deferred income taxes	16,168	16,059
Other non-current liabilities	21,903	20,752
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 30,616,498 and 30,526,505 shares outstanding at September 30, 2006 and March 31, 2006, respectively, net of 22,025 and 54,025 shares in treasury at September 30, 2006 and March 31, 2006, respectively	9,093	9,076
Capital in excess of stated value	116,021	113,972
Retained earnings	270,666	260,255
Unearned compensation on restricted stock awards	—	(168)
Accumulated other comprehensive income	1,263	2,041

Total shareholders’ equity	397,043	385,176

Total liabilities and shareholders’ equity	$709,214	$761,840

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
(In thousands)	2006	2005
		(Revised)
Operating activities:
Net income	$12,243	$6,942
Add: Loss from discontinued operations	8	287

Income from continuing operations	12,251	7,229
Adjustments to reconcile income from continuing operations to net cash provided by operating activities (net of effects from business acquisition):
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811
Gain on sale of investment in affiliated company	—	(144)
Loss on disposal of plant and equipment	1	175
Depreciation	1,471	1,907
Amortization	3,472	2,910
Deferred income taxes	2,807	(1,678)
Stock based compensation	1,230	—
Excess tax benefit from exercise of stock options	(44)	—
Changes in working capital:
Accounts receivable	4,602	(16,068)
Inventories	(10,336)	(5,171)
Accounts payable	3,687	33,699
Accrued liabilities	(9,856)	998
Other changes, net	(834)	10
Other non-cash adjustments	944	1,285

Total adjustments	(2,856)	22,734

Net cash provided by operating activities	9,395	29,963

Investing activities:
Acquisition of business, net of cash acquired	—	(27,784)
Acquisition of property and equipment	(1,409)	(1,009)
Proceeds from escrow settlement	423	—

Net cash used for investing activities	(986)	(28,793)

Financing activities:
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	(107,536)
Dividends paid	(1,833)	(1,779)
Proceeds from issuance of common stock	778	4,599
Principal payment under long term obligations	(59,481)	(141)
Excess tax benefit from exercise of stock options	44	—

Net cash used for financing activities	(60,492)	(104,857)

Effect of foreign currency fluctuations on cash	111	673

Cash flows used for continuing operations	(51,972)	(103,014)
Cash flows of discontinued operations
Operating cash flows	(148)	(862)
Investing cash flows	—	—
Financing cash flows	—	—

Net decrease in cash	(52,120)	(103,876)
Cash at beginning of period	147,850	241,880

Cash at end of period	$95,730	$138,004

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
The condensed consolidated balance sheet as of September 30, 2006, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six-months ended September 30, 2006 and 2005 have been prepared by the company without audit. However, the financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and six-months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation. For the six-months ended September 30, 2006, the company has separately disclosed the operating, investing and financing portions of the cash flow attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2006, included in the company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Except for the company’s adoption of FASB Statement 123 (revised 2004), Share-Based Payment, (“Statement 123R”) on April 1, 2006, which is discussed below, there have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein.
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
Prior to the April 1, 2006 adoption of Statement 123R, the company accounted for stock based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as permitted by FASB Statement No. 123, Share-Based Payment (“Statement 123”). No stock based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant. Effective April 1, 2006, the company adopted the fair value recognition provisions of Statement 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the current quarter includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated.
As a result of adopting Statement 123R on April 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the three-months ended September 30, 2006, are $0.9 million, $0.5 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. For the six-months ended September 30, 2006, the company’s income before income taxes, income from continuing operations and net income are $1.2 million, $0.7 million, and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and six months ended September 30, 2006 are both $0.02 lower than if the company had continued to account for share-based compensation under APB 25.
Prior to the adoption of Statement 123R, the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits recognized by the company during the six-months ended September 30, 2006 were $44,000.

The following table presents pro forma information to illustrate the effect on net income and earnings per share for the three and six-months ended September 30, 2005 if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock incentive plans prior to the adoption of Statement 123R on April 1, 2006:

	September 30, 2005
	Three Months	Six Months
	Ended	Ended

Net income, as reported (a)	$6,652	$6,942
Compensation cost based on fair value method, net of taxes	(638)	(1,275)

Pro forma net income	$6,014	$5,667

Earnings per share — basic
As reported	$0.22	$0.23
Pro forma	0.20	0.19

Earnings per share — diluted
As reported	$0.21	$0.23
Pro forma	0.19	0.19

(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:	$148	$100
Pro forma disclosures for the three and six-months ended September 30, 2006 are not presented because the charges required by Statement 123R are already recognized in the condensed consolidated statement of operations. See Note 11 for continued discussion of stock based compensation and the company’s stock incentive plan.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. Statement 158 also requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The company is required to adopt the recognition and disclosure provisions of Statement 158 on March 31, 2007. The company does not expect the adoption of Statement 158 to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for the company on April 1, 2008. The company does not expect the adoption of Statement 157 to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the company beginning April 1, 2007. The company is currently evaluating the effect the adoption of FIN 48 will have on its financial position, results of operations and cash flows.
3. Recent Acquisitions
In accordance with FASB Statement No. 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
Mainline China and Hong Kong
In December 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and had sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provided the company the opportunity to begin operations in China with a nucleus of local workforce. The acquisition price for the China and Hong Kong operations was $0.8 million, which included $0.3 million of direct acquisition costs. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill in 2006. Goodwill resulting from the China and Hong Kong operations of Mainline Information Systems, Inc. acquisitions will not be deductible for income tax purposes.
The CTS Corporations
In May 2005, the company acquired The CTS Corporations (“CTS”), a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhanced the company’s offering of comprehensive storage solutions. The acquisition price was $27.8 million, which included repayment of $2.6 million of CTS debt and $0.2 million of direct acquisition expenses. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $17.6 million was assigned to goodwill in 2006. During the first quarter of 2007, the company adjusted the estimated fair value of acquired tax assets by approximately $72,000, with a corresponding decrease to goodwill. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.
4. Discontinued Operations
During 2003, the company sold substantially all of the assets and liabilities of its Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies, and embedded computer products in North America. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start-up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity. The company continues to incur certain costs related to IED and Aprisa, which are reported in the consolidated statement of operations as loss from discontinued operations.
For the three-months ended September 30, 2006 and 2005, the company realized a loss from discontinued operations of $22,000 (net of $15,000 of income taxes) and $144,000 (net of $116,500 of income taxes), respectively. For the six-months ended September 30, 2006 and 2005, the company realized a loss from discontinued operations of $8,000 (net of $6,000 of income taxes) and $286,900 (net of $209,100 of income taxes), respectively. Ongoing expenses mainly relate to occupancy costs associated with exited facilities.
At September 30, 2006, the assets of discontinued operations were $0.4 million and relate to an amount receivable and deferred income taxes. The liabilities of discontinued operations were $0.7 million and relate to liabilities for ongoing lease commitments and deferred income taxes.
5. Restructuring Charges
Continuing Operations
2006 Restructuring. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facility costs relating to the exit of certain leased facilities. Facility costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. The charges totaled $4.3 million and were classified as restructuring charges in the consolidated statement of operations.
2003 Restructuring. In the fourth quarter of 2003, concurrent with the sale of IED, the company restructured its remaining enterprise computer solutions business and facilities to reduce overhead and dispose assets that were inconsistent with the company’s strategic plan and no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. Severance, incentives, and other employee benefit costs were paid to approximately 110 personnel. Facility costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. The charges were classified as restructuring charges in the consolidated statement of operations.

Following is a reconciliation of the beginning and ending balances of the restructuring liabilities:

	Severance and
	other employee
	costs	Facilities	Total
Balance at April 1, 2006	$130	$6,246	$6,376
Accretion of lease obligations	—	113	113
Payments	(120)	(353)	(473)
Adjustments	(10)	(355)	(365)

Balance at June 30, 2006	$—	$5,651	$5,651
Accretion of lease obligations	—	85	85
Payments	—	(133)	(133)
Adjustments	—	(256)	(256)

Balance at September 30, 2006	$—	$5,347	$5,347

The $0.6 million aggregate adjustments to facilities during the current year represents adjustments to the remaining facility obligations for sublease agreements and early termination agreements, with an offset to the restructuring charges in the consolidated statement of operations.
Included in the consolidated statement of operations is a restructuring credit of $44,000 for the three-months ended September 30, 2006. This amount is comprised of the following: $0.1 million accretion of lease obligations, $0.1 million relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs, offset by $0.3 million of adjustments to the remaining facility obligations in the restructuring. For the six-months ended September 30, 2006, the restructuring credit of $78,000 is comprised of the following: $0.2 million accretion of lease obligations, $0.3 million relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs, offset by $0.6 million of adjustments to the remaining facility obligations in the restructuring.
Of the remaining $5.3 million liability at September 30, 2006, approximately $0.1 million is expected to be paid during the remainder of 2007 for ongoing facility obligations. Facility obligations are expected to continue until 2017.
Discontinued Operations
In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. The restructuring charge was for qualifying exit costs for vacated locations previously used in the IED business no longer required as a result of the sale, the write-down of IED assets that were abandoned or classified as held-for-sale, and severance and other employee benefits for employees previously employed by IED and not hired by the acquiring company. The charges were classified in the consolidated statement of operations as a component of loss from discontinued operations.
As of September 30, 2006, the remaining reserve was $0.8 million and represented remaining facility obligations. Approximately $0.2 million is expected to be paid during the remainder of 2007 for ongoing obligations of vacated facilities. Such obligations are expected to continue until 2010.

6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the six-months ended September 30, 2006 are summarized in the following table:

Balance at April 1, 2006	$191,854
Goodwill adjustment — CTS (see Note 3)	(72)
Goodwill adjustment — Kyrus	(423)
Impact of foreign currency translation	68

Balance at September 30, 2006	$191,427

During the second quarter of 2007, the company received a $0.4 million escrow settlement relating to its acquisition of Kyrus Corporation. The escrow settlement was recorded as a reduction to the goodwill previously recorded by the company relating to the acquisition.
Intangible Assets
The following table summarizes the company’s intangible assets at September 30, 2006 and March 31, 2006:

	September 30, 2006			March 31, 2006
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net carrying amount	amount	amortization	Net carrying amount
Amortized intangible assets:
Customer relationships	$14,700	$(7,068)	$7,632	$14,700	$(5,680)	$9,020
Non-competition agreements	1,310	(474)	836	1,310	(361)	949
Developed technology	1,470	(631)	839	1,470	(509)	961
Patented technology	80	(69)	11	80	(56)	24

	17,560	(8,242)	9,318	17,560	(6,606)	10,954
Unamortized intangible assets:
Trade names	900	—	900	900	—	900

Total intangible assets	$18,460	$(8,242)	$10,218	$18,460	$(6,606)	$11,854

Customer relationships are being amortized over estimated useful lives between five and ten years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology is being amortized over estimated useful lives between six and eight years; and patented technology is being amortized over an estimated useful life of three years.
Amortization expense relating to intangible assets for the three months ended September 30, 2006 and 2005 was $0.8 million and $0.6 million, respectively. Amortization expense relating to intangible assets for the six months ended September 30, 2006 and 2005 was $1.6 million and $1.1 million, respectively. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2007 and each of the five succeeding fiscal years is as follows: 2007 — $1.5 million, 2008 — $2.6 million, 2009 — $1.7 million, 2010 — $1.3 million, 2011 — $1.0 million, and 2012 — $0.5 million.
7. Mandatorily Redeemable Convertible Trust Preferred Securities
In 1998, the company issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Securities”).

During 2006, the company redeemed all outstanding Securities. Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million, which included accrued interest of $1.5 million and a 2.025% premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. Approximately $0.5 million of deferred financing fees were applied against capital in excess of stated value in connection with the conversion. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
As a result of the redemption, the company wrote-off deferred financing fees of $2.7 million in the first quarter of 2006. The financing fees, incurred at the time of issuing the Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the initial maturity date of the Securities. The write-off of deferred financing fees, along with the premium payment discussed above, resulted in a loss on redemption of debt of $4.8 million.
8. Senior Notes
On August 1, 2006, the company’s Senior Notes matured and were retired at a total cost of $62.2 million. Of the total cost, $59.4 million reflected the outstanding principle balance of the Senior Notes and $2.8 million represented accrued interest. The Senior Notes paid interest semi-annually on February 1 and August 1 at an annual rate of 9.5%. The company used existing cash to fund the retirement of the Senior Notes.
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
10. Comprehensive Income
The following are the components of comprehensive income for the three and six-months ended September 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income	$5,492	$6,652	$12,243	$6,942
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(323)	1,109	(810)	864
Unrealized gains on securities:
Unrealized holding gains arising during period, net of taxes	94	—	42	—
Less: reclassification adjustment for gains included in net income, net of taxes	(10)	—	(10)	—

Other comprehensive (loss) income	(239)	1,109	(778)	864

Total comprehensive income	$5,253	$7,761	$11,465	$7,806

11. Stock Based Compensation
The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price which may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objects and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of September 30, 2006, there were no stock appreciation rights, restricted share units, or performance shares awarded from the plan.
Stock Options
The following table summarizes stock option activity during the six-months ended September 30, 2006:

			Weighted-
			average
		Weighted-average	remaining	Aggregate intrinsic
		exercise	contractual	value
	Shares	price	term	($000)

Outstanding at April 1, 2006	3,289,999	$12.84
Awarded	997,500	15.72
Exercised	(57,993)	13.40
Forfeited	(16,000)	13.76
Cancelled/expired	—	—

Outstanding at September 30, 2006	4,213,506	$13.51	6.5	$2,065

Exercisable at September 30, 2006	3,014,095	$12.83	5.5	$3,526

The fair market value of each option granted is estimated on the grant date using the Black-Scholes-Merton valuation model. The following assumptions were made in estimating the fair market value of stock options awarded during the six-months ended September 30, 2006:

Dividend yield	0.71% — 0.76%
Risk-free interest rate	4.56% — 4.76%
Expected term	4 — 6 years
Expected volatility	43.56% — 45.01%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the six-months ended September 30, 2006 ranged from $5.75 to $7.74.
Compensation cost charged to operations during the three and six-months ended September 30, 2006 relating to stock options was $0.9 million and $1.2 million, respectively. The total income tax benefit recognized in operations during the three and six-months ended September 30, 2006 was $0.2 million and $0.3 million, respectively. As of September 30, 2006, total unrecognized stock based compensation expense related to nonvested stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 24 months. During the six-months ended September 30, 2006, the total intrinsic value of stock options exercised was $0.2 million. Cash received for stock options exercised during the six-months ended September 30, 2006 was $0.8 million.
Non-vested Shares
The following table summarizes non-vested share activity during the six-months ended September 30, 2006:

		Weighted-
		average
		grant date
	Shares	fair value

Nonvested at April 1, 2006	25,000	$13.57
Granted	32,000	15.85
Vested	(6,250)	13.57
Forfeited	—	—

Nonvested at September 30, 2006	50,750	$15.01

The fair market value of nonvested shares is determined based on the closing price of the company’s shares on the grant date. Compensation cost related to non-vested share awards is recognized over the restriction period. Compensation cost charged to operations for non-vested share awards was $183,000 and $167,000 for the six-months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested share awards. That cost is expected to be recognized over a weighted-average period of 12 months.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005
Numerator:
Income from continuing operations — basic	$5,514	$6,796	$12,251	$7,229
Distributions on convertible preferred securities, net of taxes	—	—	—	900

Income from continuing operations — diluted	$5,514	$6,796	$12,251	$8,129

Denominator:
Weighted average shares outstanding — basic	30,566	30,123	30,545	29,610
Effect of dilutive securities:
Stock options and unvested restricted stock	338	999	403	963
Convertible preferred securities	—	—	—	3,294

Weighted average shares outstanding — diluted	30,904	31,122	30,948	33,867

Earnings per share from continuing operations
Basic	$0.18	$0.23	$0.40	$0.24
Diluted	$0.18	$0.22	$0.40	$0.24
For the three and six months ended September 30, 2006, options on 0.4 million shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.

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
The company is a critical link in the information technology supply chain and is operated through two routes to market. The Agilysys Enterprise Solutions Group delivers tailored solutions consisting of suppliers’ products and services, combined with proprietary software and services, directly to end-user customers. The Agilysys KeyLink Systems Group links reseller partners with leading suppliers of server and storage hardware, software and services and offers a wide range of programs and services to help these reseller partners grow their businesses, compete successfully and serve their customers.
For the quarter ended September 30, 2006, the company experienced a year-over-year decline in sales of approximately 5%, which was driven by a decline in hardware sales, principally proprietary servers and storage technology. Despite the decline in sales, the company was able to improve gross margin results from 13.1% last year to 13.4% in the current quarter. During the current quarter the company also retired its 9.5% Senior Notes, leaving the company effectively debt free and reducing interest expense in the current quarter by approximately $1.0 million. The company has significant financial flexibility to continue enhancing its offerings through the acquisition or development of intellectual assets.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.
Results of Operations — Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	September 30		(Decrease)
(Dollars in thousands)	2006	2005	$	%

Net sales	$385,476	$405,605	$(20,129)	(5.0)%
Cost of goods sold	333,723	352,467	(18,744)	(5.3)

Gross margin	51,753	53,138	(1,385)	(2.6)
Gross margin percentage	13.4%	13.1%
Operating expenses
Selling, general and administrative expenses	42,941	38,651	4,290	11.1
Restructuring charges	(44)	2,464	(2,508)	(101.8)

Operating income	$8,856	$12,023	$(3,167)	(26.3)%
Operating income percentage	2.3%	3.0%
Net Sales. For the three-months ended September 30, 2006, the company experienced a decline in sales volume in both of its routes to market compared with the same period last year. Sales from the company’s KeyLink Systems Group declined $9.8 million. Sales from the company’s Enterprise Solutions Group (“ESG”) declined $10.3 million. Included in the current quarter ESG sales results are revenues of $5.9 million generated from the company’s Asia operations, which were acquired from Mainline Information Systems, Inc. in December 2005.
Changes in sales by major product category were as follows: hardware sales decreased $19.1 million, or 6.0%, software sales increased $0.9 million, or 1.7%, and services revenue decreased $1.9 million, or

5.9%. The decline in hardware sales was principally driven by lower sales volume of proprietary server and storage technology. The decline in services revenue was driven by lower sales volume of remarketed services.
The company anticipates net sales for the full year to increase approximately zero to 2% compared with the prior year. Additionally, the company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended September 30, 2006 are not necessarily indicative of the operating results for the full-year 2007.
Gross Margin. For the three-months ended September 30, 2006, the $1.4 million decline in gross margin compared with the same period last year was due to the decline in net sales for the same period, as the company achieved a marginal increase in gross margin percentage from 13.1% last year to 13.4% for the current period. The company anticipates gross margin to be approximately 13.4% of net sales for 2007.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $4.3 million increase in SG&A expenses compared with the same quarter last year was due to higher compensation and benefits costs, as well as selling costs; offset by lower bad debt expense. Compensation and benefits costs increased $3.2 million, of which $0.9 million related to the expensing of stock option awards upon adoption of Statement 123R at the beginning of 2007 and $0.7 million related to additional costs from the company’s Asia operations, which were not acquired until the third quarter of 2006. The remainder of the increase in compensation and benefits costs was mainly due to annual wage increases for the company’s employee base. The company’s selling costs for the current quarter increased $0.7 million compared with the same period last year. Other miscellaneous general and administrative costs of the company increased $1.4 million during the quarter. These cost increases were offset by a $1.0 million decline in bad debt expense, which was due to continued improvements in the company’s trade accounts receivable base.
The $2.5 million decrease in restructuring charges compared with the same quarter last year is a result of the restructuring effort executed last year by the company. During the quarter ended September 30, 2005, the company completed its 2006 plan to consolidate a portion of its operations to reduce costs and increase future operating efficiencies. Restructuring activities included the shutdown of leased facilities and a workforce reduction in the company’s professional services group. For the current quarter ended September 30, 2006, the $44,000 restructuring credit was due to adjustments to the company’s liability for the buyout and termination of lease obligations exited by the company that were included in prior restructuring charges.
Other (Income) Expense

	Three Months Ended		Favorable
	September 30		(Unfavorable)
(In thousands)	2006	2005	$	%
Other (income) expense
Other expense (income), net	$42	$77	$35	45.5%
Interest income	(1,324)	(1,005)	319	31.7
Interest expense	629	1,605	976	60.8

Total other (income) expense	$(653)	$677	$1,330	196.5%

Interest income and expense. The 31.7% increase in interest income compared with the same period last year was due to higher yields earned on the company’s short-term investments. The 60.8% decline in interest expense compared with the same period last year was due to the maturity of the company’s 9.5%

Senior Notes on August 1, 2006. The company incurred interest expense of approximately $0.5 million per month on the Senior Notes prior to their maturity.
Income Tax Expense
The effective tax rate for continuing operations for the three-months ended September 30, 2006 was 42.0% compared with 40.1% for the second quarter in the prior year. The increase in the effective tax rate primarily reflects the impact of incentive stock options granted during the current quarter.
Results of Operations — Year to Date
Net Sales and Operating Income

	Six Months Ended		Increase
	September 30		(Decrease)
(Dollars in thousands)	2006	2005	$	%

Net sales	$773,827	$815,559	$(41,732)	(5.1)%
Cost of goods sold	666,327	711,663	(45,336)	(6.4)

Gross margin	107,500	103,896	3,604	3.5
Gross margin percentage	13.9%	12.7%
Operating expenses
Selling, general and administrative expenses	86,628	79,890	6,738	8.4
Restructuring charges	(78)	4,888	(4,966)	(101.6)

Operating income	$20,950	$19,118	$1,832	9.6%
Operating income percentage	2.7%	2.3%
Net Sales. For the six-months ended September 30, 2006, the company experienced a decline in sales volume in both of its routes to market compared with the same period last year. Sales from the company’s KeyLink Systems Group declined $30.7 million. Sales from the company’s Enterprise Solutions Group declined $11.0 million. Included in the ESG sales results for the six-months ended September 30, 2006 are revenues of $19.8 million generated from the company’s Asia operations, which were acquired from Mainline Information Systems, Inc. in December 2005.
Changes in sales by major product category were as follows: hardware sales decreased $52.3 million, or 8.0%, software sales increased $6.6 million, or 6.0%, and services revenue increased $4.0 million, or 7.4%. The decline in hardware sales was mainly due to lower sales volume of proprietary servers and storage technology. The increase in software sales was due to higher sales volume of remarketed software. The increase in services revenue was mainly due to higher sales of remarketed services.
The company anticipates net sales for the full year to increase approximately zero to 2% compared with the prior year. Additionally, the company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. As such, the results of operations for the six-months ended September 30, 2006 are not necessarily indicative of the operating results for the full-year 2007.
Gross Margin. For the six-months ended September 30, 2006, gross margin increased $3.6 million despite a decline in net sales. As previously noted, gross margin percentage for the quarter ended September 30, 2006 remained relatively consistent year-over-year. The year-to-date increase in gross margin compared with last year is mainly attributed to the improvements recognized in the first quarter of 2007, which were due to strong sales growth in software and services, which traditionally result in higher gross margin, as well as the realization of incentive payments and a higher than anticipated discount from suppliers of $2.4 million. The company anticipates gross margin to be approximately 13.4% of net sales for 2007.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $6.7 million increase in SG&A expenses compared with the same period last year was due to higher compensation and benefits costs, selling costs, marketing costs, and intangible asset amortization expense; offset by lower bad debt expense. Compensation and benefits costs increased $5.8 million, of which $1.2 million related to the expensing of stock option awards upon adoption of Statement 123R at the beginning of 2007 and $1.3 million related to additional costs from the company’s Asia operations, which were not acquired until the third fiscal quarter of 2006. The remainder of the increase in compensation and benefits costs was mainly due to annual wage increases for the company’s employee base. The company’s selling costs increased $0.9 million compared with last year. Marketing costs increased $0.9 million compared with last year due to a decline in co-operative advertising funds for internal marketing activities. Intangible asset amortization expense increased $0.5 million, which was due to the acquisition of intangible assets in connection with the purchase of The CTS Corporations in 2006. The company’s valuation of the intangible assets was not completed until the third quarter of 2006. Other miscellaneous general and administrative costs of the company increased $1.5 million during the period. These cost increases were offset by a $2.9 million decline in bad debt expense, which was due to continued improvements in the company’s trade accounts receivable base.
The $5.0 million decrease in restructuring charges compared with the same period last year is a result of the restructuring effort executed last year by the company. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. Approximately $4.3 million of charges were recorded in the first six-months of 2006 in connection with the restructuring activities. For the six-months ended September 30, 2006, the restructuring credit was due to adjustments to the company’s obligations for the buyout and termination of lease obligations exited by the company that were included in prior restructuring charges.
Other (Income) Expense

	Six Months Ended		Favorable
	September 30		(Unfavorable)
(In thousands)	2006	2005	$	%

Other (income) expense
Other expense (income), net	$816	$(285)	$(1,101)	(386.3)%
Interest income	(3,049)	(2,476)	573	23.1
Interest expense	2,213	3,212	999	31.1
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811	4,811	100.0

Total other (income) expense	$(20)	$5,262	$5,282	100.4%

Other expense (income), net. The 386.3% unfavorable change in other expense (income), net was mainly due to the company’s share of its equity investee’s loss for the six-months ended September 30, 2006.
Interest income and expense. The 23.1% increase in interest income compared with the same period last year was due to higher yields earned on the company’s short-term investments. The 31.1% decline in interest expense compared with the same period last year was due to the maturity of the company’s 9.5% Senior Notes on August 1, 2006.

Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities. In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities in the first fiscal quarter of 2006, the company wrote-off deferred financing fees of $2.7 million. The financing fees were being amortized over a 30 year period ending on March 31, 2028, which was the initial maturity date of the Securities. The write-off of deferred financing fees, along with the $2.1 million premium payment made with the redemption, resulted in the $4.8 million loss in 2006.
Income Tax Expense
The effective tax rate for continuing operations for the six-months ended September 30, 2006 was 41.6% compared with 41.3% for the comparable period in the prior year. The increase in the effective tax rate primarily reflects the impact of incentive stock options granted during the current year.
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
Restructuring Charges
Continuing Operations. During 2006, the company recorded restructuring charges of $4.3 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.7 million to shut-down certain leased facilities. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of its KeyLink Systems Group, professional services business and to execute a senior management realignment and consolidation of responsibilities. The charges were classified as restructuring charges in the consolidated statement of operations.
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
Approximately $0.6 million was paid during the first six-months of 2007 for severance costs and ongoing facility costs included in the restructuring charges discussed above. There were no remaining severance costs at September 30, 2006. The company expects to pay $0.1 million during the remainder of 2007 for ongoing facility obligations. Facilities obligations are expected to continue to 2017.
Discontinued operations. In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. Of the total charge, $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate of future sublease income; and $17.4 million related to the write-down of assets to fair value that were abandoned or classified as held for sale, as a result of the disposition and discontinuance of IED and Aprisa, respectively. Remaining restructuring reserves relate to facility obligations.
Approximately $0.1 million was paid during the current quarter for ongoing facility costs. The company expects to pay $0.2 million during the remainder of 2007 for ongoing facility costs. Facilities obligations are anticipated to continue until 2010.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. Statement 158 also requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The company is required to adopt the recognition and disclosure provisions of Statement 158 on March 31, 2007. The company does not expect the adoption of Statement 158 to have a material impact on its financial position, results of operations or cash flow.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for the company on April 1, 2008. The company does not expect the adoption of Statement 157 to have a material impact on its financial position, results of operations or cash flow.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for

Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the company beginning April 1, 2007. The company is currently evaluating the effect the adoption of FIN 48 will have on its financial position, results of operations and cash flows.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at September 30, 2006. The company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of September 30, 2006 and March 31, 2006, the company’s total debt balance was $0.2 million and $59.7 million, respectively. The significant decline in the company’s total debt balance since March 31, 2006 was due to the maturity of the company’s $59.4 million Senior Notes on August 1, 2006. At September 30, 2006, the company’s total debt consisted of capital lease obligations, with maturities ranging from 1 to 2 years.
Revolving Credit Facility
The company maintains a $200 million five-year unsecured credit facility (“Facility”). The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt and to provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility generally bear interest at various levels over LIBOR. The company did not borrow against the Facility during the current quarter, nor were there any amounts outstanding under the Facility at September 30, 2006.
Senior Notes
The company’s Senior Notes matured on August 1, 2006 at a total cost of $62.2 million, which included the $59.4 million principal amount outstanding and $2.8 million of accrued interest. The company used existing cash to fund the maturity. The Senior Notes paid interest semi-annually on February 1 and August 1 at an annual rate of 9.5%.

Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the six-months ended September, 2006 and 2005:

	Six Months Ended		Increase
	September 30		(Decrease)
(In thousands)	2006	2005	$
Net cash provided by (used for) continuing operations:
Operating activities	$9,395	$29,963	$(20,568)
Investing activities	(986)	(28,793)	27,807
Financing activities	(60,492)	(104,857)	44,365
Effect of foreign currency fluctuations on cash	111	673	(562)

Cash flows used for continuing operations	(51,972)	(103,014)	51,042
Net cash used for discontinued operations	(148)	(862)	714

Net decrease in cash and cash equivalents	$(52,120)	$(103,876)	$51,756

Cash Flow Provided by Operating Activities. The $20.6 million decline in cash provided by operating activities was due to working capital in the current year compared with last year, offset by higher income earned from continuing operations in the current year compared with last year.
Cash Flow Used for Investing Activities. The $27.8 million decline in cash used for investing activities was driven by the company’s acquisition of The CTS Corporations in 2006 for a net cash outflow of $27.8 million.
Cash Flow Used for Financing Activities. The $44.3 million decline in cash used for financing activities was driven by the company’s redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities in 2006 for a total cash outflow of $107.5 million. The absence of this cash outflow in 2007 was offset by the company’s retirement of its Senior Notes in the current quarter for $59.4 million.
Contractual Obligations
The company has contractual obligations for long-term debt, capital leases and operating leases that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended March 31, 2006 (“Annual Report”). Other than the maturity of the company’s $59.4 million Senior Notes on August 1, 2006, there have been no material changes to the contractual obligations summarized in the table included in the Annual Report outside the ordinary course of business. As previously noted, the company used cash on hand to settle the Senior Notes.
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
Compensation cost charged to operations during the three and six-month periods ended September 30, 2006 relating to stock options was $0.9 million and $1.2 million, respectively. As of September 30, 2006, total unrecognized stock based compensation expense related to nonvested stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 24 months.
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
Based upon this evaluation, the company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2006, concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
Changes in internal control over financial reporting. There were no changes in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
A detailed description of the company’s risk factors can be found in the company’s Annual Report. There have been no material changes from the risk factors described in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on July 28, 2006. The following Directors were re-elected to serve until the annual meeting in 2009:

Director	For	Against	Abstentions
Charles F. Christ	26,602,423	—	1,701,310
Arthur Rhein	27,875,655	—	428,078
Thomas C. Sullivan	28,178,089	—	125,644
The term of office for the following Directors continued after the shareholders’ meeting: Curtis J. Crawford, Thomas A. Commes, Howard Knicely, Keith M. Kolerus, Robert A. Lauer, and Robert McCreary, III.
Also at the annual meeting, shareholders voted to approve the Agilysys, Inc. 2006 Stock Incentive Plan (the “Plan”). The Plan is intended to allow the company to grant a variety of stock and stock-based awards, including stock options (with or without stock appreciation rights), time-vested restricted shares, performance-vested restricted shares and performance shares (shares granted upon the attainment of performance goals) to officers, other employees, directors and consultants. Shareholders voted as follows:

For	Against	Abstentions	Broker Non-Votes
17,830,284	7,077,399	297,487	3,098,563

Item 5. Other Information
None.
Item 6. Exhibits

10.1	First Amendment, dated as of April 1, 2006, to Credit Agreement among Agilysys, Inc., the Borrower party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of October 15, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: November 7, 2006	/s/ Arthur Rhein
Arthur Rhein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2006	/s/ Martin F. Ellis
Martin F. Ellis
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)