Form 10-Q
period 2006-12-31
AGILYSYS INC
filed 2007-02-05
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 425W, Boca Raton, Florida	33431

(Address of principal executive offices)	(ZIP Code)
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
Yes ☐      No ☑
The number of Common Shares of the registrant outstanding as of February 1, 2007 was 30,842,298.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands, except share and per share data)	2006	2005	2006	2005
Net sales	$584,961	$532,219	$1,358,788	$1,347,778
Cost of goods sold	507,584	462,118	1,173,911	1,173,781

Gross profit	77,377	70,101	184,877	173,997
Operating expenses
Selling, general and administrative expenses	44,426	43,514	131,054	123,405
Restructuring charges	123	232	45	5,121

Operating income	32,828	26,355	53,778	45,471
Other (income) expenses
Other expense (income), net	319	(223)	1,135	(510)
Interest income	(1,234)	(1,103)	(4,283)	(3,578)
Interest expense	141	1,699	2,354	4,910
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	—	4,811

Income before income taxes	33,602	25,982	54,572	39,838
Provision for income taxes	13,628	10,679	22,347	16,405
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	—	—	902

Income from continuing operations	19,974	15,303	32,225	22,531
Loss from discontinued operations, net of taxes	11	129	19	416

Net income	$19,963	$15,174	$32,206	$22,115

Earnings per share – basic
Income from continuing operations	$0.65	$0.51	$1.05	$0.76
Loss from discontinued operations	—	(0.01)	—	(0.02)

Net income	$0.65	$0.50	$1.05	$0.74

Earnings per share – diluted
Income from continuing operations	$0.64	$0.49	$1.04	$0.71
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.64	$0.49	$1.04	$0.70

Weighted average shares outstanding
Basic	30,591,749	30,163,128	30,560,827	29,794,549
Diluted	31,067,820	31,079,542	30,988,004	32,937,729

Cash dividends per share	$0.03	$0.03	$0.09	$0.09
See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	March 31
	2006	2006
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,010	$147,850
Accounts receivable, net	455,866	267,916
Inventories, net	62,547	53,004
Deferred income taxes	8,243	10,418
Prepaid expenses and other current assets	6,126	3,447
Assets of discontinued operations	431	437

Total current assets	634,223	483,072
Goodwill	191,374	191,854
Intangible assets, net	9,447	11,854
Investments in affiliated companies	16,352	18,821
Other non-current assets	30,760	28,311
Property and equipment, net	25,554	27,928

Total assets	$907,710	$761,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$402,083	$238,493
Accrued liabilities	48,675	40,901
Current portion of long-term debt	157	59,587
Liabilities of discontinued operations	672	872

Total current liabilities	451,587	339,853
Deferred income taxes	15,764	16,059
Other non-current liabilities	22,457	20,752
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 30,655,498 and 30,526,505 shares outstanding at December 31, 2006 and March 31, 2006, respectively, net of 22,025 and 54,025 shares in treasury at December 31, 2006 and March 31, 2006, respectively	9,105	9,076
Capital in excess of stated value	117,841	113,972
Retained earnings	289,709	260,255
Unearned compensation on restricted stock awards	—	(168)
Accumulated other comprehensive income	1,247	2,041

Total shareholders’ equity	417,902	385,176

Total liabilities and shareholders’ equity	$907,710	$761,840

See accompanying notes to the unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31
	2006	2005
(In thousands)		(Revised)
Operating activities:
Net income	$32,206	$22,115
Add: Loss from discontinued operations	19	416

Income from continuing operations	32,225	22,531
Adjustments to reconcile income from continuing operations to net cash provided by operating activities (net of effects from business acquisition):
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811
Gain on redemption of investment in affiliated company	—	(622)
Loss on disposal of plant and equipment	1	214
Depreciation	2,193	2,640
Amortization	5,249	5,686
Deferred income taxes	1,880	(4,898)
Stock based compensation	2,390	—
Excess tax benefit from exercise of stock options	(49)	—
Changes in working capital:
Accounts receivable	(187,878)	(127,117)
Inventories	(9,543)	(9,091)
Accounts payable	163,590	115,533
Accrued liabilities	7,823	12,321
Other changes, net	(2,679)	(1,292)
Other non-cash adjustments	824	4,512

Total adjustments	(16,199)	2,697

Net cash provided by operating activities	16,026	25,228

Investing activities:
Acquisition of business, net of cash acquired	—	(27,645)
Proceeds from redemption of investment in affiliated company	—	788
Acquisition of property and equipment	(2,094)	(2,045)
Proceeds from escrow settlement	423	—

Net cash used for investing activities	(1,671)	(28,902)

Financing activities:
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	(107,536)
Dividends paid	(2,752)	(2,694)
Proceeds from issuance of common stock	1,230	4,921
Principal payment under long term obligations	(59,519)	(247)
Excess tax benefit from exercise of stock options	49	—

Net cash used for financing activities	(60,992)	(105,556)

Effect of foreign currency fluctuations on cash	10	364

Cash flows used for continuing operations	(46,627)	(108,866)
Cash flows of discontinued operations
Operating cash flows	(213)	(1,030)
Investing cash flows	—	—
Financing cash flows	—	—

Net decrease in cash	(46,840)	(109,896)
Cash at beginning of period	147,850	241,880

Cash at end of period	$101,010	$131,984

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
The condensed consolidated balance sheet as of December 31, 2006, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine-months ended December 31, 2006 and 2005 have been prepared by the company without audit. However, the financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and nine-months ended December 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current presentation. For the nine-months ended December 31, 2006, the company has separately disclosed the operating, investing and financing portions of the cash flow attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2006, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Except for the company’s adoption of FASB Statement 123 (revised 2004), Share-Based Payment, (“Statement 123R”) on April 1, 2006, which is discussed below, there have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein.
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
Prior to the April 1, 2006 adoption of Statement 123R, the company accounted for stock based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as permitted by FASB Statement No. 123, Share-Based Payment (“Statement 123”). No stock based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant. Effective April 1, 2006, the company adopted the fair value recognition provisions of Statement 123R using the modified prospective transition method. Under this transition method, compensation cost recognized since April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated.
As a result of adopting Statement 123R on April 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the three-months ended December 31, 2006, are $1.2 million, $0.7 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. For the nine-months ended December 31, 2006, the company’s income before income taxes, income from continuing operations and net income are $2.4 million, $1.4 million, and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and nine-months ended December 31, 2006 are $0.02 and $0.05, respectively, lower than if the company had continued to account for share-based compensation under APB 25.
Prior to the adoption of Statement 123R, the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits recognized by the company during the nine-months ended December 31, 2006 were $49,000.

The following table presents pro forma information to illustrate the effect on net income and earnings per share for the three and nine-months ended December 31, 2005 if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock incentive plans prior to the adoption of Statement 123R on April 1, 2006:

	December 31, 2005
	Three Months	Nine Months
	Ended	Ended
Net income, as reported (a)	$15,174	$22,115
Compensation cost based on fair value method, net of taxes	(637)	(1,911)

Pro forma net income	$14,537	$20,204

Earnings per share – basic
As reported	$0.50	$0.74
Pro forma	0.48	0.68

Earnings per share – diluted
As reported	$0.49	$0.70
Pro forma	0.47	0.64

(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:	$146	$246
Pro forma disclosures for the three and nine-months ended December 31, 2006 are not presented because the charges required by Statement 123R are already recognized in the condensed consolidated statement of operations. See Note 11 for continued discussion of stock based compensation and the company’s stock incentive plan.
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
For the three-months ended December 31, 2006 and 2005, the company realized a loss from discontinued operations of $11,000 (net of $11,000 of income taxes) and $0.1 million (net of $58,000 of income taxes), respectively. For the nine-months ended December 31, 2006 and 2005, the company realized a loss from discontinued operations of $19,000 (net of $16,000 of income taxes) and $0.4 million (net of $0.3 million of income taxes), respectively. Ongoing expenses mainly relate to occupancy costs associated with exited facilities.
At December 31, 2006, the assets of discontinued operations were $0.4 million and relate to an amount receivable and deferred income taxes. The liabilities of discontinued operations were $0.7 million and relate to liabilities for ongoing lease commitments and deferred income taxes.
5. Restructuring Charges
Continuing Operations
2006 Restructuring. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. As part of that restructuring effort, the company shut down certain leased facilities and reduced the workforce of its KeyLink Systems Distribution Business (as defined in Note 13) and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facility costs relating to the exit of certain leased facilities. Facility costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. The charges totaled $4.3 million and were classified as restructuring charges in the consolidated statement of operations.
2003 Restructuring. In the fourth quarter of 2003, concurrent with the sale of IED, the company restructured its remaining enterprise computer solutions business and facilities to reduce overhead and dispose assets that were inconsistent with the company’s strategic plan and no longer required. In connection with this reorganization, the company recorded restructuring charges totaling $20.7 million for the impairment of facilities and other assets no longer required as well as severance, incentives, and other employee benefit costs for personnel whose employment was involuntarily terminated. Severance, incentives, and other employee benefit costs were paid to approximately 110 personnel. Facility costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. The charges were classified as restructuring charges in the condensed consolidated statement of operations.

Following is a reconciliation of the beginning and ending balances of the restructuring liabilities:

	Severance
	and other
	employee
	costs	Facilities	Total
Balance at April 1, 2006	$130	$6,246	$6,376
Accretion of lease obligations	—	113	113
Payments	(120)	(353)	(473)
Adjustments	(10)	(355)	(365)

Balance at June 30, 2006	—	5,651	5,651
Accretion of lease obligations	—	85	85
Payments	—	(133)	(133)
Adjustments	—	(256)	(256)

Balance at September 30, 2006	—	5,347	5,347
Accretion of lease obligations	—	79	79
Payments	—	(290)	(290)

Balance at December 31, 2006	$—	$5,136	$5,136

The $0.6 million aggregate adjustment to facilities during the current year represents adjustments to remaining facility obligations for sublease agreements and early termination agreements, with an offset to the restructuring charges in the condensed consolidated statement of operations.
Included in the condensed consolidated statement of operations is restructuring of $0.1 million for the three-months ended December 31, 2006. This amount is comprised of the following: $79,000 accretion of lease obligations and $44,000 relating to the write-off of leasehold improvements, differences between actual and accrued sub-lease income and common area costs. For the nine-months ended December 31, 2006, the condensed consolidated statement of operations includes restructuring of $45,000, which is comprised of the following: $0.3 million accretion of lease obligations, $0.4 million relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs, offset by $0.6 million of adjustments to the remaining facility obligations in the restructuring.
The remaining $5.1 million liability at December 31, 2006 principally relates to a leased facility that was abandoned in connection with the company’s 2003 restructuring. The facility lease was not terminated; rather, the company continues to incur ongoing lease payments under the original lease agreement. The remaining lease payments were the basis of the restructuring charge recorded in 2003. In connection with the pending sale of the company’s KeyLink Systems Distribution Business, which is discussed under Note 13, it is anticipated that the company will utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. The ultimate decision to use the facility is dependent upon the sale of the KeyLink Systems Distribution Business, which is expected to occur during the fourth quarter of 2007. At that time, the remaining restructuring liability attributed to the leased facility may be reversed as a restructuring credit in the consolidated statement of operations. Prior to occupying the leased facility, it would be necessary for the company to complete certain shell and finish work in accordance with the lease agreement. Costs associated with the work are estimated to be approximately $5.5 million and expect to be capitalized and amortized over an appropriate period.
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

As of December 31, 2006, the remaining reserve was $0.7 million and represented remaining facility obligations. In January 2007, the company entered into a lease cancellation agreement with the landlord of the principle facility included in the remaining restructuring liability. As such, ongoing facility obligations relating to the 2003 restructuring charge will be substantially complete.
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the nine-months ended December 31, 2006 are summarized in the following table:

Balance at April 1, 2006	$191,854
Goodwill adjustment – CTS (see Note 3)	(72)
Goodwill adjustment – Kyrus	(423)
Impact of foreign currency translation	15

Balance at December 31, 2006	$191,374

During the second quarter of 2007, the company received a $0.4 million escrow settlement relating to its acquisition of Kyrus Corporation. The escrow settlement was recorded as a reduction to the goodwill previously recorded by the company relating to the acquisition.
Intangible Assets
The following table summarizes the company’s intangible assets at December 31, 2006 and March 31, 2006:

	December 31, 2006			March 31, 2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$14,700	$(7,714)	$6,986	$14,700	$(5,680)	$9,020
Non-competition agreements	1,310	(531)	779	1,310	(361)	949
Developed technology	1,470	(692)	778	1,470	(509)	961
Patented technology	80	(76)	4	80	(56)	24

	17,560	(9,013)	8,547	17,560	(6,606)	10,954

Unamortized intangible assets:
Trade names	900	-	900	900	-	900

Total intangible assets	$18,460	$(9,013)	$9,447	$18,460	$(6,606)	$11,854

Customer relationships are being amortized over estimated useful lives between five and ten years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology is being amortized over estimated useful lives between six and eight years; and patented technology is being amortized over an estimated useful life of three years.
Amortization expense relating to intangible assets for the three-months ended December 31, 2006 and 2005 was $0.8 million and $1.7 million, respectively. Amortization expense relating to intangible assets for the nine-months ended December 31, 2006 and 2005 was $2.4 million and $2.8 million, respectively. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2007 and each of the five succeeding fiscal years is as follows: 2007 — $0.7 million, 2008 — $2.6 million, 2009 — $1.7 million, 2010 — $1.3 million, 2011 — $1.0 million, and 2012 — $0.5 million.

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

10. Comprehensive Income
The following are the components of comprehensive income for the three and nine-months ended December 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net income	$19,963	$15,174	$32,206	$22,115
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(38)	1,004	(849)	1,869
Unrealized gains on securities:
Unrealized holding gains arising during period, net of taxes	22	—	65	—
Less: reclassification adjustment for gains included in net income, net of taxes	(1)	—	(10)	—

Other comprehensive (loss) income	(17)	1,004	(794)	1,869

Total comprehensive income	$19,946	$16,178	$31,412	$23,984

11. Stock Based Compensation
The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price which may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of December 31, 2006, there were no stock appreciation rights, restricted share units, or performance shares awarded from the plan.

Stock Options
The following table summarizes stock option activity during the nine-months ended December 31, 2006:

			Weighted-
			average
		Weighted-	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value
	Shares	price	(Years)	($000)
Outstanding at April 1, 2006	3,289,999	$12.84
Awarded	997,500	15.72
Exercised	(96,993)	12.67
Forfeited	(18,833)	13.76
Cancelled/expired	—	—

Outstanding at December 31, 2006	4,171,673	$13.53	6.2	$13,391

Exercisable at December 31, 2006	2,977,262	$12.85	5.2	$11,582

The fair market value of each option granted is estimated on the grant date using the Black-Scholes-Merton valuation model. The following assumptions were made in estimating the fair market value of stock options awarded during the nine-months ended December 31, 2006:

Dividend yield	0.71% – 0.76%
Risk-free interest rate	4.56% – 4.76%
Expected term	4 – 6 years
Expected volatility	43.56% – 45.01%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the nine-months ended December 31, 2006 ranged from $5.75 to $7.74.
Compensation cost charged to operations during the three and nine-months ended December 31, 2006 relating to stock options was $1.2 million and $2.4 million, respectively. The total income tax benefit recognized in operations during the three and nine-months ended December 31, 2006 was $0.3 million and $0.7 million, respectively. As of December 31, 2006, total unrecognized stock based compensation expense related to non-vested stock options was $4.2 million, which is expected to be recognized over a weighted-average period of 17 months. During the three and nine-months ended December 31, 2006, the total intrinsic value of stock options exercised was $0.1 million and $0.3 million. Cash received for stock options exercised during the three and nine-months ended December 31, 2006 was $0.5 million and $1.3 million, respectively.

Non-vested Shares
The following table summarizes non-vested share activity during the nine-months ended December 31, 2006:

		Weighted-
		average
		grant date
	Shares	fair value
Non-vested at April 1, 2006	25,000	$13.57
Granted	32,000	15.85
Vested	(6,250)	13.57
Forfeited	—	—

Non-vested at December 31, 2006	50,750	$15.01

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date. Compensation cost related to non-vested share awards is recognized over the restriction period. Compensation cost charged to operations for non-vested share awards was $0.4 million for the nine-months ended December 31, 2006 and 2005. As of December 31, 2006, there was $0.3 million of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 9 months.
12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2006	2005	2006	2005
Numerator:
Income from continuing operations – basic	$19,974	$15,303	$32,225	$22,531
Distributions on convertible preferred securities, net of taxes	—	—	—	902

Income from continuing operations – diluted	$19,974	$15,303	$32,225	$23,433

Denominator:
Weighted average shares outstanding – basic	30,592	30,163	30,561	29,795
Effect of dilutive securities:
Stock options and unvested restricted stock	476	917	427	947
Convertible preferred securities	—	—	—	2,196

Weighted average shares outstanding – diluted	31,068	31,080	30,988	32,938

Earnings per share from continuing operations
Basic	$0.65	$0.51	$1.05	$0.76
Diluted	$0.64	$0.49	$1.04	$0.71
For the three and nine-months ended December 31, 2006, options on 1.0 million shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.

13. Subsequent Events
Anticipated Sale of KeyLink Systems Distribution Business
On January 2, 2007 the company signed a definitive agreement to sell substantially all of the assets and operations of its KeyLink Systems distribution business (the "Keylink Systems Distribution Business") to Arrow Electronics, Inc. ("Arrow") for $485 million in cash, subject to a potential working capital adjustment to be determined at close. We expect to recognize a gain from the transaction. Through the sale of the KeyLink Systems Distribution Business, the company will exit all distribution-related businesses and exclusively sell directly to end-user customers through its Enterprise Solutions Group direct-sale business ("IT Solutions Business"), a leading provider of innovative IT solutions to corporate and public sector customers, with special expertise in select vertical markets, including retail and hospitality. By monetizing the value of the KeyLink Systems Distribution Business distribution assets, the company will significantly increase its financial flexibility to accelerate the growth of its IT Solutions Business.
The sale is subject to certain closing conditions, including regulatory and Agilysys shareholder approval. On or about February 5, 2007, the company first mailed its definitive proxy statement in connection with the special meeting of shareholders to be held March 12, 2007. The company anticipates the sale of the KeyLink Systems Distribution Business will close by March 31, 2007.
The assets and liabilities of the KeyLink Systems Distribution Business continue to be classified within the accompanying condensed consolidated balance sheets as of December 31, 2006 and March 31, 2006. The following table presents the carrying value of the major classes of assets and liabilities of the KeyLink Systems Distribution Business:

	December 31	March 31
	2006	2006
ASSETS
Accounts receivable, net	$303,264	$156,013
Inventories, net	52,641	43,822
Other current assets	2,513	1,263

Total current assets	358,418	201,098
Property and equipment, net	10,663	11,577
Other non-current assets	2,024	3,074

Total assets	$371,105	$215,749

LIABILITIES
Accounts payable	$334,201	$186,450
Accrued liabilities	1,904	1,257

Total liabilities	$336,105	$187,707

In subsequent filings, we expect the KeyLink Systems Distribution Business to be reported as available-for-sale or discontinued operations depending on the timing of the close of the anticipated sale.

Acquisition of Visual One Systems Corporation
On January 23, 2007, the company acquired Visual One Systems Corporation, a leading developer and marketer of Microsoft® Windows®-based software for the hospitality industry. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. Visual One Systems has annual revenues of approximately $9.0 million. The acquisition price was $14.2 million, which was paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document as well as the company’s Annual Report on Form 10-K for the year ended March 31, 2006. Table amounts are in thousands, except per share data.
On January 2, 2007, the company entered into a definitive agreement to sell the assets and operations of its KeyLink Systems Distribution Business to Arrow, for $485 million in cash, subject to a working capital adjustment to be determined at close. The KeyLink Systems Distribution Business accounted for approximately 73%, of Agilysys consolidated sales for the trailing 12 months ended December 31, 2006. The transaction is subject to certain closing conditions, including regulatory and Agilysys shareholder approval. A special meeting of shareholders is to be held on March 12, 2007 for the purpose of obtaining shareholder approval of the transaction.
The following discussions of consolidated business and segment results and forward-looking statements does not take into account business changes that may be made following the completion of the proposed sale of the KeyLink Systems Distribution Business. The company currently anticipates the sale of the KeyLink Systems Distribution Business will close by March 31, 2007.
Overview
Agilysys, Inc. (the “company” or “Agilysys”) is one of the foremost distributors and premier resellers of enterprise computer technology solutions. The company sells complex servers, software, storage and services to resellers and corporate customers across a diverse set of industries.
The company is a critical link in the information technology supply chain and is operated through two routes to market. The IT Solutions Business delivers tailored solutions consisting of suppliers’ products and services, combined with proprietary software and services, directly to end-user customers. The KeyLink Systems Distribution Business links reseller partners with leading suppliers of server and storage hardware, software and services and offers a wide range of programs and services to help these reseller partners grow their businesses, compete successfully and serve their customers.
For the quarter ended December 31, 2006, consolidated sales for the third quarter were $585.0 million, an increase of 9.9%, compared with sales of $532.2 million for the third quarter last year. The increase in sales was driven by hardware sales, principally industry-standard servers and storage technology, as well as software. Gross margin for the quarter remained consistent with the third quarter last year at 13.2% of sales.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations – Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	December 31		(Decrease)
	2006	2005	$	%
Net sales	$584,961	$532,219	$52,742	9.9%
Cost of goods sold	507,584	462,118	45,466	9.8

Gross profit	77,377	70,101	7,276	10.4
Gross margin	13.2%	13.2%
Operating expenses
Selling, general and administrative expenses	44,426	43,514	912	2.1
Restructuring charges	123	232	(109)	(47.0)

Operating income	$32,828	$26,355	$6,473	24.6%
Operating income margin	5.6%	5.0%
Net Sales. For the three-months ended December 31, 2006, the company experienced an increase in sales volume in both of its routes to market compared with the same period last year. Sales from the company’s KeyLink Systems Distribution Business increased $38.8 million to $433.5 million. Sales from the company’s IT Solutions Business increased $13.9 million to $151.5 million.
Sales by major product categories were as follows:

	Three Months Ended December 31
	2006			2005
	KeyLink	IT Solutions	Consolidated	KeyLink	IT Solutions	Consolidated
Hardware	$343,986	$119,954	$463,940	$320,657	$102,547	$423,204
Software	84,408	11,615	96,023	69,785	12,057	81,842
Services	5,098	19,900	24,998	4,232	22,941	27,173

Total	$433,492	$151,469	$584,961	$394,674	$137,545	$532,219

Changes in sales by major product category were as follows: hardware sales increased $40.7 million, or 9.6%, software sales increased $14.2 million, or 17.3%, and services revenue decreased $2.2 million, or 8.0%. The increase in hardware sales was principally due to higher sales volume of industry-standard and proprietary servers, as well as storage technology. The increase in software sales was driven by higher sales volume of remarketed software. The decline in services revenue was due to lower sales of proprietary services.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended December 31, 2006 are not necessarily indicative of the operating results for the full year 2007.
Gross Profit. The $7.3 million increase in gross profit for the three-months ended December 31, 2006 compared with the same period last year was due to the increase in net sales for the same period, as the company’s gross margin remained consistent at 13.2%. Gross margin from the company’s KeyLink Systems Distribution Business was 9.5% for the current quarter, compared with 9.3% for the same period last year. Gross margin from the company’s IT Solutions Business was 24.0% for the current quarter, compared with 24.2% for the same period last year.

Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. SG&A expenses increased $0.9 million during the three-months ended December 31, 2006 compared with the same period last year. The significant components of the increase were as follows: compensation and benefits expense increased $2.5 million, marketing expense increased $1.5 million, bad debt expense decreased $1.1 million, intangible asset amortization expense decreased $0.9 million, and fees for professional services decreased $0.7 million.
The increase in compensation and benefits expense was due to stock option expense of $1.2 million, incremental expense of $0.6 million from the company’s Asia operations that were not acquired until December 2005, and annual wage increases for the company’s employee base. The company began to expense stock option awards at the beginning of 2007 upon adoption of Statement 123R. The increase in marketing expense was due to a decline in co-operative advertising funds for internal marketing activities. The decrease in bad debt expense was due to continued improvements in the company’s trade accounts receivable base. The decrease in intangible asset amortization expense was due to the initial recording of CTS intangible assets and amortization expense in the third quarter last year. The decrease in fees for professional services was due to a decline in the use of contract labor.

Other (Income) Expense

	Three Months Ended		Favorable
	December 31		(Unfavorable)
	2006	2005	$	%
Other (income) expense
Other expense (income), net	$319	$(223)	$(542)	(243.0)%
Interest income	(1,234)	(1,103)	131	11.9
Interest expense	141	1,699	1,558	91.7

Total other (income) expense	$(774)	$373	$1,147	307.5%

Other expense (income), net. The unfavorable change in other expense (income), net was mainly due to the company’s share of its equity investee’s loss for the three-months ended December 31, 2006.
Interest income and expense. The increase in interest income compared with the same period last year was due to higher yields earned on the company’s short-term investments. The decrease in interest expense compared with the same period last year was due to the maturity of the company’s 9.5% Senior Notes in August 2006. The company incurred interest expense of approximately $0.5 million per month on the Senior Notes prior to their maturity.
Income Tax Expense
The effective tax rate for continuing operations for the three-months ended December 31, 2006 was 40.6% compared with 41.1% for the third quarter in the prior year. The decrease in the effective tax rate primarily reflects the impact of higher pre-tax book income in the current quarter compared with the same period last year.
Results of Operations – Year to Date
Net Sales and Operating Income

	Nine Months Ended		Increase
	December 31		(Decrease)
	2006	2005	$	%
Net sales	$1,358,788	$1,347,778	$11,010	0.8%
Cost of goods sold	1,173,911	1,173,781	130	NM

Gross profit	184,877	173,997	10,880	6.3
Gross margin	13.6%	12.9%
Operating expenses
Selling, general and administrative expenses	131,054	123,405	7,649	6.2
Restructuring charges	45	5,121	(5,076)	(99.1)%

Operating income	$53,778	$45,471	$8,307
Operating income margin	4.0%	3.4%
Net Sales. For the nine-months ended December 31, 2006, the company experienced an increase in sales volume in both of its routes to market compared with the same period last year. Sales from the company’s KeyLink Systems Distribution Business increased $8.4 million to $1,002.4 million. Sales from the company’s IT Solutions Business increased $2.6 million to $356.4 million.

Sales by major product categories were as follows:

	Nine Months Ended December 31
	2006			2005
	KeyLink	IT Solutions	Consolidated	KeyLink	IT Solutions	Consolidated
Hardware	$801,644	$260,620	$1,062,264	$806,740	$267,168	$1,073,908
Software	188,316	25,474	213,790	170,999	22,033	193,032
Services	12,476	70,258	82,734	16,258	64,580	80,838

Total	$1,002,436	$356,352	$1,358,788	$993,997	$353,781	$1,347,778

Changes in sales by major product category were as follows: hardware sales decreased $11.6 million, or 1.1%, software sales increased $20.8 million, or 10.8%, and services revenue increased $1.8 million, or 2.3%. The decline in hardware sales was mainly due to lower sales volume of proprietary servers and storage technology. The increase in software sales was due to higher sales volume of remarketed software. The increase in services revenue was mainly due to higher sales of remarketed services.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. As such, the results of operations for the nine-months ended December 31, 2006 are not necessarily indicative of the operating results for the full year 2007.
Gross Profit. For the nine-months ended December 31, 2006, gross profit increased $10.9 million. The year-to-date increase in gross profit compared with last year is mainly attributed to gains recognized in the first quarter of the current year, which were due to strong sales growth in software and services, which traditionally result in higher gross profit, as well as the realization of incentive payments and a higher than anticipated discount from suppliers of $2.4 million. Gross margin from the company’s KeyLink Systems Distribution Business was 9.5% for the current period, compared with 9.3% for the same period last year. Gross margin from the company’s IT Solutions Business was 25.1% for the current period, compared with 23.1% for the same period last year.
Operating Expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. SG&A expenses increased $7.6 million during the nine-months ended December 31, 2006 compared with the same period last year. The significant components of the increase were as follows: compensation and benefits expense increased $8.3 million, marketing expense increased $2.4 million, selling expense increased $1.1 million, bad debt expense decreased $4.0 million, and fees for professional services decreased $0.6 million.
The increase in compensation and benefits expense was due to stock option expense of $2.4 million, incremental expense of $1.9 million from the company’s Asia operations that were not acquired until December 2005, and annual wage increases for the company’s employee base. The company began to expense stock option awards at the beginning of 2007 upon adoption of Statement 123R. The increase in marketing expense was due to a decline in co-operative advertising funds for internal marketing activities. The decrease in bad debt expense was due to continued improvements in the company’s trade accounts receivable base. The decrease in fees for professional services was due to a decline in the use of contract labor.
The $5.1 million decrease in restructuring charges compared with the same period last year is a result of the restructuring effort executed last year by the company. During 2006, the company consolidated a portion of its operations to reduce costs and increase operating efficiencies. Approximately $4.3 million of charges were recorded in the first nine-months of 2006 in connection with the restructuring activities. The year-over-year decline in restructuring expense was also impacted by adjustments to the company’s lease obligations for the buyout and termination of facility leases exited by the company that were included in prior restructuring charges.

Other (Income) Expense

	Nine Months Ended		Favorable
	December 31		(Unfavorable)
	2006	2005	$	%
Other (income) expense
Other expense (income), net	$1,135	$(510)	$(1,645)	(322.5)%
Interest income	(4,283)	(3,578)	705	19.7
Interest expense	2,354	4,910	2,556	52.1
Loss on redemption of Mandatorily Redeemable
Convertible Trust Preferred Securities	—	4,811	4,811	100.0

Total other (income) expense	$(794)	$5,633	$6,427	114.1%

Other expense (income), net. The unfavorable change in other expense (income), net was mainly due to the company’s share of its equity investee’s loss for the nine-months ended December 31, 2006.
Interest income and expense. The increase in interest income compared with the same period last year was due to higher yields earned on the company’s short-term investments. The decline in interest expense compared with the same period last year was due to the maturity of the company’s 9.5% Senior Notes in August 2006. The company incurred interest expense of approximately $0.5 million per month on the Senior Notes prior to their maturity.
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
Income Tax Expense
The effective tax rate for continuing operations for the nine-months ended December 31, 2006 was 41.0% compared with 41.2% for the comparable period in the prior year. The decrease in the effective tax rate primarily reflects tax expense recorded in the comparable period in the prior year for the impact of tax legislation enacted by the State of Ohio that resulted in additional expense of $0.2 million.
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
Restructuring Charges
Continuing Operations. During 2006, the company recorded restructuring charges of $4.3 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.8 million to shut-down certain leased facilities. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of its KeyLink Systems Distribution Business, professional services business and to execute a senior management realignment and consolidation of responsibilities. The charges were classified as restructuring charges in the consolidated statement of operations.
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
Approximately $0.9 million was paid during the first nine-months of the current year for severance costs and ongoing facility costs included in the restructuring charges discussed above. There were no remaining severance costs at December 31, 2006.
The remaining $5.1 million restructuring liability at December 31, 2006 primarily relates to a leased facility that was abandoned in connection with the company’s 2003 restructuring. The facility lease was not terminated; rather, the company continues to incur ongoing lease payments under the original lease agreement. The remaining lease payments were the basis of the restructuring charge recorded in 2003. In connection with the pending sale of the company’s KeyLink Systems Distribution Business, which is discussed under Note 13, it is anticipated that the company will utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. The ultimate decision to use the facility is dependent upon the sale of the KeyLink Systems Distribution Business, which is expected to occur during the fourth quarter of 2007. At that time, the remaining restructuring liability attributed to the leased facility may be reversed as a restructuring credit in the consolidated statement of operations. Prior to occupying the leased facility, it would be necessary for the company to complete certain shell and finish work in accordance with the lease agreement. Costs associated with the work are estimated to be approximately $5.5 million and expect to be capitalized and amortized over an appropriate period.
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
Approximately $0.1 million was paid during the current quarter for ongoing facility costs. In January 2007, the company entered into a lease cancellation agreement with the landlord of the principle facility included in the remaining restructuring liability. As such, ongoing facility obligations relating to the 2003 restructuring charge will be substantially complete.
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
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at December 31, 2006. The company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.

As of December 31, 2006 and March 31, 2006, the company’s total debt balance was $0.2 million and $59.7 million, respectively. The significant decline in the company’s total debt balance since March 31, 2006 was due to the maturity of the company’s $59.4 million Senior Notes on August 1, 2006. At December 31, 2006, the company’s total debt consisted of capital lease obligations, with maturities ranging from 1 to 2 years.
Revolving Credit Facility
The company maintains a $200 million five-year unsecured credit facility (“Facility”). The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt and to provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility generally bear interest at various levels over LIBOR. The company did not borrow against the Facility during the current quarter, nor were there any amounts outstanding under the Facility at December 31, 2006.
Senior Notes
The company’s Senior Notes matured on August 1, 2006 at a total cost of $62.2 million, which included the $59.4 million principal amount outstanding and $2.8 million of accrued interest. The company used existing cash to fund the maturity. The Senior Notes paid interest semi-annually on February 1 and August 1 at an annual rate of 9.5%.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the nine-months ended December, 2006 and 2005:

	Nine Months Ended		Increase
	December 31		(Decrease)
	2006	2005	$
Net cash provided by (used for) continuing operations:
Operating activities	$16,026	$25,228	$(9,202)
Investing activities	(1,671)	(28,902)	27,231
Financing activities	(60,992)	(105,556)	44,564
Effect of foreign currency fluctuations on cash	10	364	(354)

Cash flows used for continuing operations	(46,627)	(108,866)	62,239
Net cash used for discontinued operations	(213)	(1,030)	817

Net decrease in cash and cash equivalents	$(46,840)	$(109,896)	$63,056

Cash Flow Provided by Operating Activities. The $9.2 million decline in cash provided by operating activities was due to working capital in the current year compared with last year, offset by higher income earned from continuing operations in the current year compared with last year.
Cash Flow Used for Investing Activities. The $27.2 million decline in cash used for investing activities was driven by the company’s acquisition of The CTS Corporations in 2006 for a net cash outflow of $27.6 million.
Cash Flow Used for Financing Activities. The $44.6 million decline in cash used for financing activities was driven by the company’s redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities in 2006 for a total cash outflow of $107.5 million. The absence of this cash outflow in 2007 was offset by the company’s retirement of its Senior Notes in the second quarter for $59.4 million.

Subsequent Event
On January 2, 2007, the company entered into a definitive agreement to sell the assets and operations of its KeyLink Systems Distribution Business to Arrow, for $485 million in cash, subject to a working capital adjustment to be determined at close. With operating cash flows and the net proceeds from the sale of the KeyLink Systems Distribution Business, the company expects to have approximately $440 million in cash on hand at close. The company plans to use the net proceeds over the short and medium term for: (i) the return of cash to shareholders through an estimated $100 million self-tender offer for up to six million shares, (ii) investment in the growth of the IT Solutions Business, both organically and through acquisition, and (iii) for general corporate purposes. The repurchase of the shares is a significant short-term use of proceeds to be executed as soon as reasonably practicable after the close of the transaction. Use of the proceeds for investment in the business will be ongoing over the short to medium term both as new headcount is added and new products and services are developed. Acquisitions will be continually pursued and proceeds will be used to finance acquisitions.
The transaction is subject to certain closing conditions, including regulatory and Agilysys shareholder approval. A special meeting of shareholders is to be held on March 12, 2007 for the purpose of obtaining shareholder approval of the transaction. The company currently anticipates the transaction will close by March 31, 2007.
The ultimate number of shares and dollar value of the self-tender offer will be dependent on the stock price and market conditions at the time. You should be aware that, although we expect to commence the self-tender offer as soon as practicable following the closing, it is possible that we will not commence the self-tender offer or the cash payment we expect to offer could be substantially less than we currently anticipate due to unanticipated events or circumstances.
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
Compensation cost charged to operations during the three and nine-month periods ended December 31, 2006 relating to stock options was $1.2 million and $2.4 million, respectively. As of December 31, 2006, total unrecognized stock based compensation expense related to non-vested stock options was $4.2 million, which is expected to be recognized over a weighted-average period of 17 months.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to those described below in Item 1A, “Risk Factors.” Please note that the protections afforded to us under the Private Securities Litigation Reform Act of 1995 will not apply to forward-looking statements that may be made in connection with our planned tender offer following the closing of the sale of the KeyLink Systems Distribution Business to Arrow.

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
Based upon this evaluation, the company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2006, concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
Changes in internal control over financial reporting. There were no changes in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The special risk considerations described below are not the only ones facing Agilysys. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following special risk considerations actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common shares could decline, and you may lose all or part of your investment.
Special Risk Considerations Regarding the Proposed Sale of the KeyLink Systems Distribution Business
If we fail to complete the sale of the KeyLink Systems Distribution Business, our business may be harmed.
We cannot assure you that the sale of our KeyLink Systems Distribution Business will be completed. As a result of our announcement of the sale of our KeyLink Systems Distribution Business, third parties may be unwilling to enter into material agreements with respect to our KeyLink Systems Distribution Business. New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such new relationships are likely to be more stable. If we fail to complete the proposed asset sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. In addition, if we fail to complete the proposed asset sale, we will retain and continue to operate the KeyLink Systems Distribution Business as well as our IT Solutions Business and our channel conflict with our KeyLink Systems Distribution Business customers will continue. The resultant potential for loss or disaffection of one or more large KeyLink Systems Distribution Business customers would have a material, negative impact on the value of our KeyLink Systems Distribution Business.
You are not guaranteed any of the proceeds from the sale of the KeyLink Systems Distribution Business.
The purchase price for the assets of the KeyLink Systems Distribution Business will be paid directly to our company. As soon as reasonably practicable following the completion of the proposed sale of the KeyLink Systems Distribution Business, we intend to purchase up to six million common shares in an estimated $100 million self-tender offer. The ultimate number of shares and dollar value of the self-tender offer will be dependent on the stock price and market conditions at the time. You should be aware that, although we expect to commence the self-tender offer as soon as practicable following the closing, it is possible that we will not commence the self-tender offer or the cash payment we expect to offer could be substantially less than we currently anticipate due to unanticipated events or circumstances. If you decide not to tender your shares in the self-tender offer or if the self-tender offer is not commenced due to unanticipated events or circumstances, you will not receive any proceeds from the sale of the assets and you will continue to be a shareholder in our company. Agilysys has not yet commenced the tender offer. The tender offer will be made only, if at all, through an offer to purchase and related letter of transmittal. Investors and security holders are strongly advised to read the tender offer statement and related letter of transmittal when such documents are filed and become available, because they will contain important information. The tender offer statement will be filed by Agilysys with the SEC. Investors and security holders may obtain a free copy of this statement (when filed and available) and other relevant documents on the SEC’s website at http://sec.gov. The tender offer statement and related materials may also be obtained for free by directing such requests to Agilysys.

Management could spend or invest the net proceeds from the sale of the KeyLink Systems Distribution Business in ways with which our shareholders may not agree, including the possible pursuit of alternative market opportunities, including acquisitions.
Our management could spend or invest the proceeds from the sale of the KeyLink Systems Distribution Business in ways with which our shareholders may not agree. The investment of these proceeds may not yield a favorable return. Furthermore, the market for our remaining businesses continues to evolve. We may face risks that may be different from the risks associated with such current businesses.
The asset purchase agreement for the sale of the KeyLink Systems Distribution Business may expose Agilysys to contingent liabilities.
Under the asset purchase agreement, we agreed to indemnify the buyers for breach or violation of any representation, warranty, covenant or agreement made by us in the asset purchase agreement and for other matters, subject to certain limitations. Significant indemnification claims by the buyers could have a material adverse effect on our financial condition. We will not be obligated to indemnify the buyers for any breach of the representations and warranties made by us under the asset purchase agreement until the aggregate amount of claims for indemnification for such breach exceeds 1% of the purchase price, or approximately $4.9 million. In the event that claims for indemnification for breach of the representations and warranties made by us under the asset purchase agreement exceed the stated threshold, we may be obligated to indemnify the buyers for any damages or loss resulting from such breach in an amount not to exceed 20% of the purchase price, or approximately $97 million. Claims for indemnification for breach of any covenant, agreement or other matter made by us in the asset purchase agreement, or for any other matter for which we have agreed to indemnify the buyers, are not subject to the limits described above.
Agilysys will be unable to compete with the KeyLink Systems Distribution Business for five years from the date of the closing.
The asset purchase agreement for the sale of the KeyLink Systems Distribution Business provides that for a period of five years after the closing, Agilysys will not compete, directly or indirectly, with KeyLink Systems Distribution Business or, without the prior written consent of the buyers, directly or indirectly, own an interest in, manage, operate, control, as a partner, shareholder or otherwise, any person that conducts the KeyLink Systems Distribution Business, subject to certain exceptions.
Special Risk Considerations Regarding the Remaining IT Solutions Business Assuming the KeyLink Systems Distribution Business is Sold
In order to achieve our stated objectives, we need to engage in a substantial acquisition program that will require successful execution and efficient integration of such acquisitions.
Following the divestiture of the KeyLink Systems Distribution Business, our acquisition strategy will be potentially larger in scope and size than our previous acquisition strategy. We cannot assure you that we will successfully manage the challenges of a more aggressive acquisition program. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. Our failure to identify, consummate or integrate suitable acquisitions could lead to a reduced rate of revenue growth, operating income and net earnings in the future. We cannot readily predict the timing, size or success of our future acquisitions.
We may not successfully integrate recent or future acquisitions.
The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Failure to successfully integrate recent acquisitions or future acquisitions could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our business could be materially adversely affected as a result of IT risks inherent in supporting a changing business.
We may not be able to successfully manage the increased scope of our operations or a significantly larger and more geographically diverse workforce as we expand. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner.
Initially our profitability will be dependent upon restructuring and executing planned cost savings.
The pro forma financial statements included in our definitive proxy statement related to the sale of the KeyLink Systems Distribution Business show significant operating losses for the nine month period ended December 31, 2006 and the fiscal year ended March 31, 2006. These pro forma financial statements do not reflect any planned cost savings that we expect to realize from restructuring of our overhead cost structure after the sale of the KeyLink Systems Distribution Business. If our cost reduction efforts are ineffective or our estimates of costs available to be saved are inaccurate, our revenues and profitability could be negatively impacted. We may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts, and may experience business disruptions associated with the restructuring and cost reduction activities. These efforts may not produce the full efficiency and cost reduction benefits that we expect. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these efforts are not successful, we intend to undertake additional cost reduction efforts, which could result in future charges.

We will be dependent on a long-term product procurement agreement with Arrow.
In connection with the sale of the KeyLink Systems Distribution Business, we have entered into a long term product procurement agreement to purchase a wide variety of products from Arrow. Our success will be dependent on competitive pricing and availability of products on a timely basis.
We are highly dependent on key suppliers and supplier program, which would continue if the KeyLink Systems Distribution Business is not sold to Arrow.
We presently depend on a small number of key suppliers. During fiscal 2006, products purchased from IBM and HP, the company’s two largest suppliers, accounted for 71% and 15%, respectively, of the company’s sales volume. After the sale is consummated, we expect to continue to have IBM and HP as large suppliers as well. The loss of either of these suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition. From time to time, a supplier may terminate the company’s right to sell some or all of a supplier’s products or change the terms and conditions of the supplier relationship or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the company’s results of operations.
The market for our products and services is affected by changing technology and if we fail to anticipate and adapt to such changes, our results of operations may suffer.
The markets in which the company competes are characterized by technological change, new product introductions, evolving industry standards and changing needs of customers. The company’s future success will depend on its ability to anticipate and adapt to changes in technology and industry standards. If the company fails to successfully manage the challenges of rapidly changing technology, the company’s results of operations may suffer.
Market factors could cause a decline in spending for information technology, adversely affecting our financial results.
Our revenue and profitability depend on the overall demand for our products and services. Delays or reductions in demand for information technology by end users could materially adversely affect the demand for our products and services. If the markets for our products and services soften, our business, results of operations or financial condition could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Asset Purchase Agreement between Agilysys, Inc. and its wholly-owned subsidiary, Agilysys Canada Inc., and Arrow Electronics, Inc. and its wholly-owned subsidiaries, Arrow Electronics Canada Ltd. and Support Net, Inc. dated as of January 2, 2007, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed January 5, 2007 (File No. 000-05734)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: February 5, 2007	/s/ Arthur Rhein

Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2007	/s/ Martin F. Ellis

Martin F. Ellis
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)