Form 10-K
period 2007-03-31
AGILYSYS INC
filed 2007-06-12
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2255 Glades Road, Suite 301E, Boca Raton, Florida (Address of principal executive offices)	33431 (Zip Code)

Registrant’s telephone number, including area code: (561) 999-8700

Securities registered pursuant to Section 12(b) of the Act:
Common Shares, without par value
Common Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $420,460,264 computed on the basis of the last reported sale price per share ($14.00) of such shares on the NASDAQ Stock Market LLC.

As of June 1, 2007, the Registrant had the following number of Common Shares outstanding: 31,395,348

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 27, 2007 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2007.

AGILYSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2007

part I

Item 1.  Business.

Reference herein to any particular year or quarter refers to periods within the company’s fiscal year ended March 31. For example, 2007 refers to the fiscal year ended March 31, 2007.

Overview
Agilysys, Inc. (the “company” or “Agilysys”) is a leading provider of innovative IT solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail and hospitality. The company delivers tailored solutions consisting of suppliers’ products and services, combined with proprietary software and services, directly to commercial end users of technology. Agilysys employs professional services consultants and systems engineers, who are leading professionals in IT, to evaluate, develop and implement solutions. To assure Agilysys solutions make use of the best available, highest quality products and leading-edge technologies, the company partners with leading suppliers in the IT industry — including Cisco, EMC, HP, IBM, Oracle and Motorola.
The company has customers and experience in many different industries including manufacturing, finance, healthcare, education, government, transportation, retail and hospitality.
Agilysys has special expertise in select vertical markets, including retail and hospitality. In the retail industry, Agilysys is a leader in designing and implementing hardware, software and service solutions for the supermarket, chain drug and general retail marketplace. In the hospitality industry, the company provides proprietary software solutions to automate functions for customers including hotels, casinos, resorts, conference centers, condominiums, golf courses and spas.
Headquartered in Boca Raton, Florida, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China.

History and Significant Events
Agilysys was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the company grew to become a leading distributor in both electronic components and enterprise computer systems products and solutions.
As of the fiscal year ended March 31, 2002, the company was structured into two divisions, the Computer Systems Division (CSD), which focused on the distribution and reselling of enterprise computer systems products and solutions, and the Industrial Electronics Division (IED), which focused on the distribution of electronic components. Each division represented, on average, approximately one-half of the company’s total revenues.
In 2002, the company conducted a review of strategic alternatives and developed a long-term strategic plan designed to increase the intrinsic value of the company. The company’s strategic transformation began with its divestiture of its broad-line electronic components distribution business, IED, to focus solely on the computer systems business. The sale of the electronic components business meant that the company would be less dependent on the more cyclical markets in the components business. In addition, this would allow the company to invest more in the computer systems business, which offered greater potential for sustainable growth at higher levels of profitability. The remaining CSD business consisted of the KeyLink Systems Distribution Business and the IT Solutions Business. The KeyLink Systems Distribution Business operated as a distributor of enterprise computing products selling to resellers, which then sold directly to end-user customers. The IT Solutions Business operated as a reseller providing enterprise servers, software, storage and services and sold directly to end-user customers. Overall, the company was a leading distributor and reseller of enterprise computer systems, software, storage and services from HP, IBM, Intel, Enterasys, Hitachi Data Systems, Oracle and other leading manufacturers.
The proceeds from the sale of the electronic components distribution business, combined with cash generated from the company’s ongoing operations, were used to retire long-term debt and accelerate the growth of the company, both organically and through a series of acquisitions. The growth of the company has been supported by a series of acquisitions that strategically expanded the company’s range of solutions and markets served, including:

—	The September 2003 acquisition of Kyrus Corporation, a leading provider of retail store solutions and services with a focus on the supermarket, chain drug and general retail segments of the retail industry.
—	The February 2004 acquisition of Inter-American Data, Inc., a leading developer and provider of software and service solutions to the hotel casino and destination resort segments of the hospitality industry.
—	The May 2005 acquisition of The CTS Corporations, a leading services organization specializing in IT storage solutions for large and medium-sized corporate and public-sector customers.

—	The December 2005 acquisition of a competitor’s operations in China. This provided Agilysys entry into the enterprise IT solutions market in Hong Kong and China serving large and medium-sized businesses in those growing markets.
—	The January 2007 acquisition of Visual One Systems, which expanded the company’s position as a leading software developer and services provider to the hospitality industry.
In March 2007 the company completed its transformation with the sale of the assets and operations of its KeyLink Systems Distribution Business. This final event completes the Agilysys multi-year transformation to move closer to the customer and higher up the IT value scale, effectively positioning it to focus on its higher-growth IT Solutions Business. As a result of the divestiture, the company is freed from the increasing channel conflict and marketplace restrictions that existed in the business.
Today, Agilysys is a growing, vibrant technology company. The company is a high-value provider of IT solutions with low working capital needs and significant financial flexibility to fund growth, both organically and through acquisition. As discussed under Note 18 to the consolidated financial statements, the company continued to accelerate its growth in the first quarter of 2008 through the acquisitions of Stack Computer, Innovative Systems Design, Inc. and InfoGenesis, Inc.

Industry
According to information published in January 2007 by IDC, a leading provider of technology intelligence and market data, IT spending in North America, currently estimated at $470 billion, is projected to grow at approximately six percent in calendar year 2007. Since Agilysys is well entrenched in the solutions market — consisting of server and storage hardware, software and services — the company expects to benefit from this projected growth. However, a slowdown in this market could have a negative effect on the company’s revenues and results of operations.
The non-consumer IT industry consists of a supply chain made up of suppliers, distributors, resellers, and corporate and public-sector customers. Agilysys operates in the reseller category as a solution provider, as well as an independent software vendor (ISV) and system integrator specifically through its vertical offering in the retail and hospitality industries.
In recent years, the role of solution providers in the industry has become more important as suppliers have shifted an increasing portion of their business away from direct sales, and many end-users are working more with solution providers to develop, implement and integrate comprehensive and increasingly complex solutions.
To ensure the efficient and cost-effective delivery of products and services to market, IT suppliers increasingly have been outsourcing functions such as logistics, order management, sales and technical support. Solution providers play crucial roles in this outsourcing strategy by offering to customers technically skilled and market-focused sales and services organizations. Certain solution providers, such as Agilysys, offer additional proprietary products and services that complement a total, customer-focused solution.

Products and Services
Within the solutions segment in which Agilysys operates, product sets include enterprise servers, data storage hardware, systems infrastructure software, networking equipment and IT services related to the implementation and support of these systems. IDC and other researchers estimate North American spending in these product sets was $224 billion in calendar year 2006, and is expected to grow to $287 billion by calendar year 2011.
Total revenues from continuing operations for the company’s three specific product areas are as follows:

	For The Year Ended March 31
(In thousands)	2007	2006	2005

Hardware	$348,463	$351,886	$294,133
Software	33,260	30,016	30,637
Services	92,847	87,082	52,259

Total	$474,570	$468,984	$377,029

During 2007, 2006 and 2005, products purchased from the company’s two largest suppliers accounted for 69%, 75%, and 78%, respectively, of the company’s sales volume. The company’s largest supplier, HP, supplied 40%, 37%, and 45% of the company’s sales volumes in 2007, 2006, and 2005, respectively. Sales of IBM products accounted for 29%, 38%, and 33% in 2007, 2006, and 2005, respectively.
The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company. Through agreements with its suppliers, Agilysys is authorized to sell all or some of the suppliers’ products. The authorization with each supplier is subject to specific terms and conditions regarding such items as product return privileges, price protection policies, purchase discounts and supplier incentive programs such as sales volume incentives and cooperative advertising reimbursements. A substantial portion of the company’s profitability results from these supplier incentive programs. These cooperative supplier incentive programs and advertising programs are at the discretion of the supplier. From time to time, suppliers may terminate the right of the company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material adverse impact on the company’s results of operations.

Customers
Agilysys customers include large and medium-sized companies; divisions or departments of corporations in the Fortune 1000, and public-sector institutions. The company serves customers in a wide range of industries, including education, finance, government, healthcare, hospitality, manufacturing and retail. No single customer accounted for more than 10 percent of Agilysys total sales during 2007, 2006, or 2005.

Uneven Sales Patterns and Seasonality
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 32%, 29%, and 28% of annual revenues for 2007, 2006, and 2005, respectively. Agilysys believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.

Backlog
The company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2007.

Competition
The reselling of innovative computer technology solutions is competitive, primarily with respect to price, but also with respect to service levels. The company faces competition with respect to developing and maintaining relationships with customers. Agilysys competes for customers with other solution providers and occasionally with some of its suppliers.
There are very few large, public enterprise product reseller companies in the IT solution provider market. As such, Agilysys competition is typically small or regional, privately held technology solution providers with $50-$200 million in revenues. The company does occasionally compete with large companies such as Berbee Information Networks Corporation (a division of CDW Corporation), Forsythe Solutions Group, Inc., Logicalis Group and Micros Systems, Inc.

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

Employees
As of March 31, 2007, Agilysys had 996 employees. The company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Markets
Agilysys sells its products principally in the United States and Canada and recently entered the China, Hong Kong and U.K. markets through acquisition. Sales to customers outside of the United States and Canada are not a significant portion of the company’s sales.

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
Following the divestiture of the assets and operations of the KeyLink Systems Distribution Business, our acquisition strategy will be potentially larger in scope and size than our previous acquisition strategy. We cannot assure you that we will successfully manage the challenges of a more aggressive acquisition program. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition program and internal growth strategy simultaneously. Our failure to identify, consummate or integrate suitable acquisitions could lead to a reduced rate of revenue growth, operating income and net earnings in the future. We cannot readily predict the timing, size or success of our future acquisitions.

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

Our business could be materially adversely affected as a result of information technology risks inherent in supporting a changing business.
We may not be able to successfully manage the increased scope of our operations or a significantly larger and more geographically diverse workforce as we expand. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. Our current information systems environment is principally designed for the distribution business. We may be unable to successfully support and implement improvements to our information and control systems in an efficient or timely manner as we now operate solely within the IT solutions business.

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

We will be dependent on a long-term product procurement agreement with Arrow Electronics, Inc.
We have entered into a long-term product procurement agreement to purchase a wide variety of products from Arrow Electronics, Inc. Our success will be dependent on competitive pricing and availability of products on a timely basis.

We are highly dependent on key suppliers and supplier programs.
We presently depend on a small number of key suppliers, including IBM and HP. The loss of either of these suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition. From time to time, a supplier may terminate the company’s right to sell some or all of a supplier’s products or change the terms and conditions of the supplier relationship or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the company’s results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The company’s principal corporate offices are located in a 10,387 square foot facility in Boca Raton, Florida. As of March 31, 2007, the company owned or leased a total of approximately 317,764 square feet of space for its continuing operations, of which approximately 127,316 square feet is devoted to product distribution and sales offices. The company’s major leases contain renewal options for periods of up to 10 years. For information concerning the company’s rental obligations, see the discussion of contractual obligations under Item 7 as well as note 7 to the consolidated financial statements contained in Part IV hereof. The company believes that its product distribution and office facilities are well maintained, are suitable and provide adequate space for the operations of the company.
The company’s facilities of 75,000 square feet or larger, as of March 31, 2007, are set forth in the table below.

Location	Type of facility	Approximate square footage	Leased or owned

Solon, Ohio	Office facility	100,000	Leased
Taylors, South Carolina	Distribution and office facility	77,500	Leased

Item 3.  Legal Proceedings.

The company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting of shareholders was held on March 12, 2007 to approve the sale of the assets and operations of the company’s KeyLink Systems Distribution Business to Arrow Electronics, Inc. Shareholders voted as follows:

For	Against	Abstentions

26,113,510	18,862	20,415

Item 4A.  Executive Officers of the Registrant.

The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through June 1, 2007 of the company’s executive officers.
There is no relationship by blood, marriage or adoption among the listed officers. Mr. Rhein holds office until terminated as set forth in his employment agreement. All other executive officers serve until his or her successor is elected and qualified.

Executive Officers of the Registrant

Name	Age	Current Position	Other Positions

Arthur Rhein	61	Chairman of the Board, President and Chief Executive Officer of the company since April 2003.	President and Chief Executive Officer of the company from April 2002 to April 2003. Prior to April 2002, President and Chief Operating Officer.
Robert J. Bailey	50	Executive Vice President since May 2002.
Peter J. Coleman	52	Executive Vice President since May 2002.
Martin F. Ellis	42	Executive Vice President, Treasurer and Chief Financial Officer since June 2005	Executive Vice President, Corporate Development and Investor Relations from July 2003 to June 3, 2005. Prior to July 2003, Senior Vice President, Principal, and Head of Corporate Finance for Stern Stewart & Co.
Kenneth J. Kossin, Jr.	42	Vice President and Controller since October 2005	Assistant Controller from April 2004 to October 2005. From August 2002 to April 2004, Director of General Accounting for Roadway, Express, Inc. Prior to August 2002, Corporate Controller for LESCO, Inc.
Richard A. Sayers II	56	Executive Vice President, Chief Human Resources Officer since May 2002.
Rita A. Thomas	40	Vice President, Corporate Counsel & Assistant Secretary since August 2006.	Associate General Counsel from March 2003 to August 2006. Prior to March 2003, Division General Counsel of the company’s Computer Systems Division, Agilysys, Inc.
Lawrence N. Schultz	59	Secretary of the company since 1999.	Prior to 2002 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (1)

(1)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the company.

part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The company’s common shares, without par value, are traded on the NASDAQ Stock Market LLC. Common share prices are quoted daily under the symbol “AGYS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two years are presented in the table below.

	Year ended March 31, 2007
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$13.38-$18.00	$12.19-$17.51	$13.84-$17.00	$18.26-$23.00	$12.19-$23.00
Closing price on last day of period	$18.00	$14.00	$16.74	$22.47	$22.47

	Year ended March 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$13.22-$19.98	$15.72-$19.34	$14.86-$19.13	$14.18-$21.20	$13.22-$21.20
Closing price on last day of period	$15.70	$16.84	$18.22	$15.06	$15.06

As of June 1, 2007, there were 31,395,348 common shares of Agilysys, Inc. outstanding, and there were 2,248 shareholders of record. The closing price of the common shares on June 1, 2007, was $22.16.
Cash dividends on common shares are payable quarterly upon authorization by the Board of Directors. Regular payment dates are the first day of August, November, February and May. The company expects to continue to pay similar cash dividends on its common shares.
The company maintains a Dividend Reinvestment Plan whereby cash dividends and additional monthly cash investments up to a maximum of $5,000 per month may be invested in the company’s common shares at no commission cost.
The company has adopted a Shareholder Rights Plan. For further information about the Shareholder Rights Plan, see note 14 to the consolidated financial statements contained in Part IV hereof.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in the Common Shares with a similar investment in the Russell 2000 Index (the “Russell 2000”) and the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software (the Company’s “Peer Group”) for the period March 31, 2002 through March 31, 2007:

Indexed returns
		Years ending
Company Name / Index	Base period March 2002	March 2003	March 2004	March 2005	March 2006	March 2007

Agilysys, Inc.	100	60.42	85.38	143.53	110.75	166.86
Russell 2000	100	73.04	119.66	126.13	158.73	168.11
Peer Group	100	60.94	108.32	110.06	121.02	128.45

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data has been derived from the audited consolidated financial statements of the company and should be read in conjunction with the company’s consolidated financial statements and notes thereto, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are elsewhere included in this Annual Report on Form 10-K.

	For the year ended March 31
(In thousands, except per share data)	2007	2006	2005	2004	2003

Operating results (a)(b)(c)
Net sales	$474,570	$468,984	$377,029	$338,152	$274,535
Loss from continuing operations, net of taxes	$(11,635)	$(20,744)	$(25,118)	$(24,676)	$(44,550)
Income from discontinued operations, net of taxes	$244,490	$48,858	$44,603	$33,339	$37,267
Cumulative effect of change in accounting principle, net of taxes	$—	$—	$—	$—	$(34,795)
Net income (loss)	$232,855	$28,114	$19,485	$8,663	$(42,078)
Per share data — basic and diluted
Loss from continuing operations (a)(b)(c)	$(0.38)	$(0.69)	$(0.89)	$(0.88)	$(1.63)
Income from discontinued operations	$7.97	$1.63	$1.58	$1.20	$1.36
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(1.27)
Net income (loss)	$7.59	$0.94	$0.69	$0.32	$(1.54)
Cash dividends per share	$0.12	$0.12	$0.12	$0.12	$0.12
Weighted-average shares outstanding
Basic and diluted	30,683,766	29,935,200	28,100,612	27,743,769	27,291,683
Financial position
Total assets	$899,240	$763,513	$818,492	$768,550	$776,581
Long-term obligations (d)	$3	$99	$59,624	$59,503	$130,995
Mandatorily Redeemable Convertible Trust Preferred Securities (e)	$—	$—	$125,317	$125,425	$143,675
Total shareholders’ equity	$626,844	$385,176	$332,451	$308,990	$298,550

(a)	In 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KeyLink Systems”). The operating results of KeyLink Systems have been classified as discontinued operations for all periods presented. See Note 3 to the consolidated financial statements for additional information regarding the company’s sale of KeyLink Systems assets and operations.

(b)	In 2007, the company included the operating results of Visual One Systems, Corp., in the results of operations from the date of acquisition. In 2006, the company included the results of operations of both The CTS Corporations and the Hong Kong and China operations of Mainline Information Systems,

Inc. from their respective dates of acquisition. In 2004, the company included the results of operations of both Kyrus Corporation and Inter-American Data, Inc. from their respective dates of acquisition.

(c)	In 2007, the company recognized an impairment charge of $5.9 million ($5.1 million after taxes) on its equity method investment. In 2003, the company recognized an impairment charge of $14.6 million ($9.2 million after taxes) on an available-for-sale investment.

(d)	The company’s Senior Notes matured in 2007. In 2006, the company’s Senior Notes were reclassified from long-term obligations to a current liability.

(e)	In 2006, the company completed the redemption of its Mandatorily Redeemable Convertible Trust Preferred Securities (“Trust Preferred Securities”). Trust Preferred Securities with a carrying value of $105.4 million were redeemed for cash at a total expense of $109.0 million. In addition, Trust Preferred Securities with a carrying value of $19.9 million were converted into common shares of the company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Agilysys, Inc.’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Information” below and Item 1A “Risk Factors” in Part I of this annual report on Form 10-K for additional information concerning these items.

Overview

Agilysys, Inc. (“Agilysys” or “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select vertical markets, including retail and hospitality. The company uses technology — including hardware, software and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity; and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Boca Raton, Florida, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China.
In March 2007, Agilysys completed the sale of the assets and operations of its KeyLink Systems Group (“KSG”) to Arrow Electronics, Inc. for $485 million in cash, subject to a working capital adjustment. Through the sale of KSG, Agilysys exited all distribution-related businesses and now exclusively sells directly to end-user customers. By monetizing the value of the KSG distribution assets, Agilysys significantly increased its financial flexibility to redeploy the proceeds to accelerate growth, both organically and through acquisition, of its IT solutions business. With the sale of KSG, the company has established the following long-term goals:

—	Grow sales from approximately $500 million to $1 billion in two years and to $1.5 billion in three years. Much of this growth will come from acquisitions.
—	Target gross margins in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.
—	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on capital of 15%.
For financial reporting purposes, the operating results of KSG have been classified as discontinued operations for all periods presented. Accordingly, the discussion and analysis presented below reflects the continuing business of Agilysys.
With respect to the remaining IT solutions business, the company continued to accelerate growth through the acquisition of Visual One Systems, Corp. (“Visual One”) in 2007. The acquisition of Visual One provides Agilysys expertise around the development, marketing and sale of Microsoft® Windows®-based software for the hospitality industry, including additional applications in property management, condominium, golf course, spa, point-of-sale, and sales and catering management. The company announced three additional acquisitions shortly after year-end, Stack Computer (“Stack”), Innovative Systems Design, Inc. (“Innovative”), and InfoGenesis, Inc. (“InfoGenesis”). Stack is a premier technology integrator with a strong focus in high availability storage infrastructure solutions. Stack’s customers, primarily concentrated on the West Coast, include leading corporations in the financial services, healthcare and manufacturing industries. Innovative is the largest U.S. commercial reseller of Sun Microsystems servers and storage products. InfoGenesis is an independent software vendor and solution provider to the hospitality market, offering enterprise-class point-of-sale solutions that provide end-users a highly intuitive, secure and easy way to process customer transactions. These acquisitions complement the company’s growth strategy to acquire businesses that enhance and differentiate its product and services offerings, broaden its customer base, and expand its markets.

The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations

2007 Compared with 2006

Net Sales and Operating Loss

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2007	2006	$	%

Net Sales
Product	$381,723	$381,902	$(179)	NM
Service	92,847	87,082	5,765	6.6%

Total	474,570	468,984	5,586	1.2%
Cost of goods sold
Product	330,709	336,339	(5,630)	(1.7)%
Service	23,154	25,676	(2,522)	(9.8)%

Total	353,863	362,015	(8,152)	(2.3)%

Gross margin	120,707	106,969	13,738	12.8%
Gross margin percentage	25.4%	22.8%
Operating expenses
Selling, general, and administrative expenses	133,185	123,058	10,127	8.2%
Restructuring (credits) charges	(2,531)	5,337	(7,868)	(147.4)%

Operating loss	$(9,947)	$(21,426)	$11,479	53.6%
Operating loss percentage	(2.1)%	(4.6)%

Net sales.  The $5.6 million increase in net sales was driven by an increase in services revenue. Proprietary service revenue increased $3.0 million year-over-year. The increase in proprietary service revenue was principally due to higher revenues generated from the company’s hospitality solutions group. Remarketed service revenue, which is classified on a “net” basis within the statement of operations, increased $2.7 million year-over-year. The increase in remarketed service revenue was principally due to higher sales volume of HP remarketed services.
Gross Margin.  The $13.7 million increase in gross margin was driven by the overall increase in sales as well as a higher mix of software and service revenue, which traditionally result in higher gross margin.
Operating Expenses.  The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring (credits) charges. The $10.1 million increase in SG&A expenses was mainly driven by the following key factors: incremental operating expenses of $3.0 million associated with the company’s entrance into the China market, incremental operating expenses of $0.9 million related to the acquisition of Visual One, share-based compensation expense of $3.6 million; offset by a $2.5 million decline in bad debt expense. Regarding the increase in stock-based compensation expense, the company began to expense stock option awards at the beginning of 2007 upon adoption of Statement 123R. Regarding the decline in bad debt expense, the company continued to experience an overall improvement in its accounts receivable base. The remaining increase in SG&A was principally due to higher compensation and benefits costs driven by annual wage increases for the company’s employee base.
Restructuring (credits) charges decreased $7.9 million during 2007. The decline was principally due to the $4.9 million reversal of the remaining restructuring liability that was initially recognized in 2003 for an unutilized leased facility. In connection with the sale of KSG, management determined that the company would utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations. The restructuring credit was offset by a charge of approximately $1.7 million for the termination of a facility lease that was previously exited as part of a prior restructuring effort and a $0.5 million charge for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of the Company’s KeyLink Systems Distribution Business Additionally, 2006 included charges of $4.2 million to consolidate a portion of the company’s operations to reduce costs and increase future operating efficiencies. As part of the 2006 restructuring effort, the company exited certain leased facilities, reduced its workforce and executed a senior management realignment and consolidation of responsibilities.

Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2007	2006	$	%

Other (income) expenses
Other expense (income), net	$6,025	$(1,094)	$(7,119)	(650.7)%
Interest income	(5,133)	(4,451)	682	15.3%
Interest expense	2,731	6,069	3,338	55.0%
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811	4,811	100.0%

Total other (income) expenses	$3,623	$5,335	$1,712	32.1%

Other (expense) income, net.  The $7.1 million unfavorable change in other expense (income), net was principally due to a $0.9 million decline in earnings from the company’s equity method investment and $5.9 million impairment charge for the write-down of the company’s equity method investment to its estimated realizable value. The write-down was driven by changing market conditions and the equity method investee’s recent operating losses that indicated an other-than-temporary loss condition.
Interest expense.  The $3.3 million favorable change in interest expense was largely driven by the company’s lower debt level resulting from the retirement of its 9.5% Senior Notes in August 2006.
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities.  In connection with the company’s redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Trust Preferred Securities”) in the first quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Trust Preferred Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the maturity date of the Trust Preferred Securities. The write off of deferred financing fees, along with the $2.1 million premium paid for the redemption, resulted in a loss of $4.8 million in 2006.

Income Taxes
The company recorded an income tax benefit from continuing operations at an effective tax rate of 14.3% in 2007 compared with an income tax benefit at an effective rate of 26.0% in 2006. The decrease in the rate is primarily attributable to the indefinite reinvestment of all earnings (losses) generated by the company’s foreign equity method investment, including the 2007 impairment charge recognized by the company for the write-down of its investment. In 2007, the company recognized a tax benefit (reduction in valuation allowance) for $1.2 million of Canada deferred tax assets.

2006 Compared with 2005

Net Sales and Operating Loss

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2006	2005	$	%

Net Sales
Product	$381,902	$324,770	$57,132	17.6%
Service	87,082	52,259	34,823	66.6%

Total	468,984	377,029	91,955	24.4%
Cost of goods sold
Product	336,339	275,270	61,069	22.2%
Service	25,676	13,305	12,371	93.0%

Total	362,015	288,575	73,440	25.4%

Gross margin	106,969	88,454	18,515	20.9%
Gross margin percentage	22.8%	23.5%
Operating expenses
Selling, general, and administrative expenses	123,058	112,078	10,980	9.8%
Restructuring charges	5,337	515	4,822	936.3%

Operating loss	$(21,426)	$(24,139)	$2,713	11.2%
Operating loss percentage	(4.6)%	(6.4)%

Net sales.  The $57.1 million increase in net product sales was principally driven by higher sales volume of proprietary, midrange, and industry standard server technology. The $34.8 million increase in service revenue was principally driven by incremental proprietary services sales from the company’s two business acquisitions in 2006.
Gross Margin.  The $18.5 million increase in gross margin was principally due to the overall increase in sales year-over-year. Gross margin percentage remained relatively consistent year-over-year.
Operating Expenses.  The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. The $11.0 million increase in SG&A expenses was principally driven by incremental operating expenses associated with the company’s two business acquisitions made in 2006.
The $4.8 million increase in restructuring charges reflects restructuring efforts executed by the company in 2006. During the first half of 2006, the company consolidated a portion of its operations to reduce costs and increase future operating efficiencies. As part of that restructuring effort, the company exited certain leased facilities and reduced the workforce of its KeyLink Systems Group and professional services business. The company also executed a senior management realignment and consolidation of responsibilities. Costs incurred for one-time termination benefits and other associated costs resulting from the workforce reductions amounted to $2.5 million. These termination benefits were paid over the 12 months following termination. Costs incurred for the exit of leased facilities amounted to $1.7 million and represent the present value of qualifying exit costs, offset by an estimate for future sublease income. Facilities obligations, which will represent ongoing lease payments and common maintenance costs, are expected to continue to 2017.

Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2006	2005	$	%

Other (income) expenses
Other income, net	$(1,094)	$(2,013)	$(919)	(45.7)%
Interest income	(4,451)	(2,785)	1,666	59.8%
Interest expense	6,069	5,483	(586)	(10.7)%
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	4,811	—	(4,811)	(100.0)%

Total other (income) expenses	$5,335	$685	$(4,650)	(678.8)%

Other income, net.  The $0.9 million unfavorable change in other income, net was principally due to lower earnings from the company’s equity method investment, which decreased $1.4 million. The decrease in equity method investment income was offset by a $0.6 million gain realized upon partial redemption of the company’s cost investment by the investee.
Interest income.  The $1.7 million favorable change in interest income reflects higher yields earned on the company’s short term investments due to a rising interest rate environment experienced during 2006.
Loss (gain) on redemption of Trust Preferred Securities.  In connection with the company’s redemption of its 6.75% Trust Preferred Securities in the first quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Trust Preferred Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the maturity date of the Trust Preferred Securities, The write off of deferred financing fees, along with the $2.1 million premium paid for the redemption, resulted in a loss of $4.8 million.

Income Taxes
The company recorded an income tax benefit from continuing operations at an effective tax rate of 26.0% in 2006 compared with an income tax benefit at an effective rate of 21.0% in 2005. The increase in the rate is primarily attributable to a $2.5 million valuation allowance established in 2005 for the Canadian subsidiary deferred tax assets, including net operating losses.

Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table provides aggregated information regarding the company’s contractual obligations as of March 31, 2007. These obligations are discussed in detail in the preceding paragraphs and notes 7 and 8 to the consolidated financial statements.

	Payments due by fiscal year
		Less than	1 to 3	3 to 5	More than
(In thousands)	Total	1 year	years	years	5 years

Capital leases	$122	$119	$3	$—	$—
Operating leases (1)	15,485	3,448	4,618	2,520	4,899
Purchase obligations (2)	1,650,000	330,000	660,000	660,000	—

Total contractual obligations	$1,665,607	$333,567	$664,621	$662,520	$4,899

(1)	Lease obligations are presented net of contractually binding sub-lease arrangements.

(2)	In connection with the sale of KSG, the company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. Under the PPA, the company is required to purchase a minimum of $330 million worth of products each year during the term of the agreement (5 years), adjusted for product availability and other factors.

At March 31, 2007 the company had $3.6 million accrued for potential income tax uncertainties and $20.2 million accrued for employee benefit plan obligations, both of which are excluded from the contractual obligations table as the timing of payment cannot be reasonably estimated.
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
As of March 31, 2007, the company’s total debt was approximately $0.1 million and consisted of capital lease obligations. As of March 31, 2006, the company’s total debt was approximately $59.7 million, and consisted of 9.5% Senior Notes, and capital lease obligations. The significant decrease in total debt from March 31, 2006 to March 31, 2007 is due to the retirement of the company’s 9.5% Senior Notes in August 2006.

Revolving Credit Facility
The company currently has available a $200 million unsecured credit facility (“Facility”) that expires in 2011. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. The Facility contains restrictive and financial covenants that are normal and customary. At March 31, 2007, the company was not in violation of any of the Facilities covenants. There were no amounts outstanding under the Facility at March 31, 2007 or 2006.

Cash Flow

	Year ended March 31		Increase (decrease)
(In thousands)	2007	2006	$

Net Cash provided by (used for) continuing operations:
Operating activities	$152,648	$(25,902)	$178,550
Investing activities	469,707	(37,250)	506,957
Financing activities	(51,281)	(105,988)	54,707
Effect of foreign currency fluctuations on cash	(97)	367	(464)

Cash flows provided by (used for) continuing operations	570,977	(168,773)	739,750
Net cash (used for) provided by discontinued operations	(114,160)	74,743	(188,903)

Net increase (decrease) in cash and cash equivalents	$456,817	$(94,030)	$550,847

Cash flow provided by (used for) operating activities.  The $178.6 million increase in cash provided by operating activities was initiated by the $9.1 million improvement in loss from continuing operations. The remainder of the increase was principally driven by changes in working capital. Most notably, income taxes payable increased $130.9 million, principally due to the sale of KSG on March 31, 2007.
Cash flow provided by (used for) investing activities.  The $507.0 million increase in cash provided by (used for) investing activities was principally due to the $485.0 million proceeds received from the sale of KSG. Additionally, less cash was used in 2007 for business acquisitions compared with 2006. The company’s cash outflow for the acquisition of Visual One in 2007 was $10.6 million (net of cash acquired) compared with $28.0 million for the acquisitions of The CTS Corporations and the China and Hong Kong operations of Mainline Information Systems, Inc. (net of cash acquired). Additionally, the company acquired $6.8 million of marketable securities during 2006 to satisfy future obligations of its employee benefit plans. There were no marketable securities purchased in 2007.

Cash flow used for financing activities.  The $54.7 million decline in cash used for financing activities was principally driven by the company’s redemption of its Trust Preferred Securities in 2006 for a total cash outflow of $107.5 million. The absence of this cash outflow in 2007 was offset by the company’s retirement of its Senior Notes in 2007 for $59.4 million.

Commitments for Capital Expenditures
As discussed above, with the sale of KSG in 2007 the company will use a previously unutilized leased facility to house the majority of its remaining IT Solutions business and corporate personnel. The company expects to incur costs of approximately $5.5 million to complete certain shell and finish work in accordance with the lease agreement as well as leasehold improvements. These costs are anticipated to be funded from the cash flow of the company.

Critical Accounting Policies, Estimates & Assumptions
The company’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company regularly evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies, litigation and supplier incentives. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
The company’s most significant accounting policies relate to the sale, purchase, and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No material adjustments to the company’s accounting policies were made in 2007. Specific risks for these critical accounting policies are described in the following paragraphs.
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
Regarding hardware sales, revenue is generally recognized when the product is shipped to the customer and when there are not unfulfilled obligations that affect the customer’s final acceptance of the arrangement. A portion of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms with the customer and product returns, and bears credit risk if the customer does not pay for the goods. As the principal with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination.
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
Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. For certain long-term proprietary service contracts, the company follows the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that work performed bears to estimated total work to be performed on the contract. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of billings on uncompleted contracts in excess of related costs is shown as a current liability. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
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
Inventories.  Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. The company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing price protection, stock rotation (right of return status), and technological obsolescence, as well as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The company provides a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.
Deferred Taxes.  The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is not able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets is expensed in the period such determination is made to an amount that is more likely than not to be realized. The company presently records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including valuation allowance), an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.
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
Restructuring and Other Special Charges.  The company recorded a reserve in connection with reorganizing its ongoing business. The reserve principally includes estimates related to employee separation costs and the consolidation and impairment of facilities deemed inconsistent with continuing operations. Actual amounts could be different from those estimated. Determination of the impairment of assets is discussed above in Goodwill and Long-Lived Assets. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term.
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

Recently Issued Accounting Standards
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 ( “Statement 159”). Statement 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. Statement 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The company does not expect the adoption of Statement 159 to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 by the company in 2007 did not have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. Statement 158 also requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The company was required to adopt the recognition and disclosure provisions of Statement 158 on March 31, 2007. As a result of adopting Statement 158 on March 31, 2007, the company’s Supplemental Executive Retirement Plan benefit obligation increased $3.7 million before taxes, with a corresponding offset to accumulated other comprehensive loss.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. FIN 48 is effective for the company as of April 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported by the company in its first quarter of fiscal year 2008 consolidated financial statements as an adjustment to the beginning balance of retained earnings. The company is currently evaluating the effect the adoption of FIN 48 will have on its financial position, results of operations and related disclosures; however, the company expects that the adoption of the pronouncement may decrease the beginning balance of retained earnings within a range of $2.5 million to $4.0 million. This estimate is subject to revision as the company continues its analysis.

Business Combinations

2007 Acquisition

Visual One Systems Corporation
On January 23, 2007, the company acquired Visual One Systems Corporation, a leading developer and marketer of Microsoft® Windows® -based software for the hospitality industry. Accordingly, the results of operations for Visual One Systems have been included in the accompanying consolidated financial statements from that date forward. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $11.9 million has been assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.

2006 Acquisitions

Mainline China and Hong Kong
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The aggregate acquisition cost for the China and Hong Kong operations was $0.8 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill. Goodwill resulting from the acquisition of the China and Hong Kong acquisitions will not be deductible for income tax purposes.

The CTS Corporations
On May 31, 2005, the company acquired The CTS Corporations, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The aggregate acquisition cost was $27.8 million, which included repayment of $2.6 million of CTS debt. Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $17.6 million was assigned to goodwill in 2006. Additionally, specifically identifiable intangible assets were assigned a fair value of $9.8 million. Of the intangible assets acquired, $9.4 million was assigned to customer relationships, which is being amortized over ten years using an accelerated method and $0.4 million was assigned to non-compete agreements, which are being amortized over four years using the straight-line method. During 2007, the company adjusted the estimated fair value of acquired tax assets by $0.8 million, with a corresponding decrease to goodwill. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.

Discontinued Operations

Sale of KeyLink Systems Distribution Business Assets and Operations
During 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. At March 31, 2007, the preliminary working capital adjustment was $10.0 million, which is subject to preparation and review of the final closing balance sheet. Through the sale of KSG, the company exited all distribution-related businesses and exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth, both organically and through acquisition, of its IT Solutions Business. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations.

Sale of Industrial Electronics Division Business
During 2003, the company announced its strategic transformation to focus solely on its enterprise computer systems business. The transformation included the sale of substantially all of the assets and liabilities of IED, which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity. The company continues to incur certain costs related to IED and Aprisa, which are reported as a component of discontinued operations. Such costs primarily relate to retained leases.

Components of Results of Discontinued Operations
For 2007, income from discontinued operations was comprised of the following:

(In thousands)

Discontinued operations:
Income from operations of KSG	$80,178
Loss from operations of IED	(827)
Gain on sale of KSG	318,517

397,868
Provisions for income taxes	153,378

Income from discontinued operations	$244,490

Restructuring Charges

2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. The majority of one-time termination benefits associated with the workforce reduction will be paid during 2008. The company also recorded a charge of $1.7 million for the termination of a facility lease.
In addition to the restructuring charge noted above, the company recognized a $4.9 million restructuring credit for the reversal of the remaining restructuring liability that was initially recognized in 2003 for an abandoned leased facility. In connection with the sale of KSG, management determined that the company would utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations.

2006 Restructuring Activity
During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.7 million to shut-down certain leased facilities, of which approximately $0.1 million remains to be paid at March 31, 2007. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of KSG, professional services business and to execute a senior management realignment and consolidation of responsibilities. The one-time termination benefits associated with the workforce reduction were paid as of March 31, 2007.

Investments

Investment in Marketable Securities
The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities at March 31, 2007 was $6.2 million. During 2007, sale proceeds and realized gain were $1.1 million and $6,500, respectively. The company used the sale proceeds to fund corporate-owned life insurance policies.

Investments in Affiliated Companies
The company maintains an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company has a 20% interest in Magirus and accounts for the investment under the equity method. Because of changing market conditions, Magirus has recently experienced several consecutive quarterly operating losses which indicated an other than temporary loss condition. Accordingly, at March 31, 2007, the company’s investment has been written down to its estimated realizable value. The amount of the write-down of $5.9 million was charged to operations in 2007.

During 2006, a portion of the company’s investment in an affiliated company was redeemed by the affiliated company for $2.2 million, of which $1.4 million was a non-cash exchange and $0.8 million was received in cash. The investment, which is accounted for using the cost method, had a carrying value of $1.6 million, resulting in a $0.6 million gain on redemption of investment in the affiliated company.

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
Compensation cost charged to operations relating to stock options during 2007 was $3.6 million. As of March 31, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $2.9 million, which is expected to be recognized over a weighted-average period of 16 months.

Risk Control and Effects of Foreign Currency and Inflation
The company extends credit based on customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the consolidated financial statements when collections are in doubt.
The company sells internationally and enters into transactions denominated in foreign currencies. As a result, the company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the company’s results of operations for the 2007, 2006 or 2005 fiscal years.
The company believes that inflation has had a nominal effect on its results of operations in fiscal 2007, 2006 and 2005 and does not expect inflation to be a significant factor in fiscal 2008.

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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to: competition, dependence on the IT market, softening in the computer network and platform market, rapidly changing technology and inventory obsolescence, dependence on key suppliers and supplier programs, risks and uncertainties involving acquisitions, instability in world financial markets, downward pressure on gross margins, the ability to meet contractual obligations based on the impact of previously described factors and uneven patterns of quarterly sales.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts executed by the company during 2007, 2006, or 2005.
The company is currently exposed to interest rate risk from the floating-rate pricing mechanisms on its revolving credit facility; however, there were no borrowings under the credit facility in 2007, 2006, or 2005.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth beginning at page 29 of this Annual Report on Form 10-K.

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting
The management of Agilysys, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of March 31, 2007.
Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of the company, the Audit Committee and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors” and “Corporate Governance and Related Matters” in the company’s Proxy Statement to be used in connection with the company’s 2007 Annual Meeting of Shareholders to be held on July 27, 2007 (the “2007 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the company’s Directors, executive officers, and holders of more than five percent of the company’s equity securities will be set forth in the 2007 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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

The information required by this Item is set forth in the company’s 2007 Proxy Statement under the headings, “Executive Compensation” and “Corporate Governance Related Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in the company’s 2007 Proxy Statement under the headings “Share Ownership,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the company’s 2007 Proxy Statement under the headings “Corporate Governance and Related Matters” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is set forth in the company’s 2007 Proxy Statement under the heading “Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included in this Annual Report on Form 10-K beginning on page 27:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended March 31, 2007, 2006, and 2005
Consolidated Balance Sheets as of March 31, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005
Notes to the Consolidated Financial Statements

(a)(2) Financial statement schedule.  The following financial statement schedule is included in this Annual Report on Form 10-K on page 56:
Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  See the Index to Exhibits beginning at page 57 of this Annual Report on Form 10-K.

signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 12, 2007.

AGILYSYS, INC.

/s/  Arthur Rhein

Arthur Rhein
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 12, 2007.

Signature	Title

/s/ Arthur Rhein Arthur Rhein	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Martin F. Ellis Martin F. Ellis	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles F. Christ Charles F. Christ	Director

/s/ Thomas A. Commes Thomas A. Commes	Director

/s/ Curtis J. Crawford Curtis J. Crawford	Director

/s/ Howard V. Knicely Howard V. Knicely	Director

/s/ Keith M. Kolerus Keith M. Kolerus	Director

/s/ Robert A. Lauer Robert A. Lauer	Director

/s/ Robert G. McCreary, III Robert G. McCreary, III	Director

/s/ Thomas C. Sullivan Thomas C. Sullivan	Director

agilysys, inc. and subsidiaries

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2007

report of ernst & young llp, independent registered public accounting firm

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended March 31, 2007. We have also audited the accompanying financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, on April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on March 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
June 8, 2007

report of ernst & young llp, independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included elsewhere herein, that Agilysys, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Agilysys, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Agilysys, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended March 31, 2007, and our report dated June 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
June 8, 2007

agilysys, inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended March 31
(In thousands, except share and per share data)	2007	2006	2005

Net sales:
Products	$381,723	$381,902	$324,770
Services	92,847	87,082	52,259

Total net sales	474,570	468,984	377,029
Cost of goods sold:
Products	330,709	336,339	275,270
Services	23,154	25,676	13,305

Total cost of goods sold	353,863	362,015	288,575
Gross margin	120,707	106,969	88,454
Operating expenses
Selling, general, and administrative expenses	133,185	123,058	112,078
Restructuring (credits) charges	(2,531)	5,337	515

Operating loss	(9,947)	(21,426)	(24,139)
Other (income) expenses
Other expense (income), net	6,025	(1,094)	(2,013)
Interest income	(5,133)	(4,451)	(2,785)
Interest expense	2,731	6,069	5,483
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811	—

Loss before income taxes	(13,570)	(26,761)	(24,824)
Provision (benefit) for income taxes	(1,935)	(6,966)	(5,208)
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	949	5,502

Loss from continuing operations	(11,635)	(20,744)	(25,118)
Discontinued operations
Income from operations of discontinued components, net of taxes	48,761	48,858	44,603
Gain on disposal of discontinued component, net of taxes	195,729	—	—

Income from discontinued operations	244,490	48,858	44,603

Net income	$232,855	$28,114	$19,485

Earnings (loss) per share — basic and diluted
Loss from continuing operations	$(0.38)	$(0.69)	$(0.89)
Income from discontinued operations	7.97	1.63	1.58

Net income	$7.59	$0.94	$0.69

Weighted average shares outstanding
Basic and diluted	30,683,766	29,935,200	28,100,612

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Balance Sheets

	March 31
(In thousands, except share and per share data)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$604,667	$147,850
Accounts receivable, net of allowance of $1,186 in 2007 and $3,311 in 2006	116,735	111,903
Inventories, net of allowance of $1,045 in 2007 and $1,617 in 2006	9,922	10,045
Deferred income taxes	3,092	5,660
Prepaid expenses and other current assets	3,494	2,178
Assets of discontinued operations — current	206	205,933

Total current assets	738,116	483,569
Goodwill	93,197	82,580
Intangible assets, net of amortization of $9,744 in 2007 and $6,606 in 2006	8,716	11,854
Investments in affiliated companies	11,231	18,821
Other non-current assets	30,701	26,413
Property and equipment
Furniture and equipment	30,257	31,247
Software	35,639	33,687
Leasehold improvements	6,974	4,984

	72,870	69,918
Accumulated depreciation and amortization	55,591	53,567

Property and equipment, net	17,279	16,351
Assets of discontinued operations — noncurrent	—	123,925

Total assets	$899,240	$763,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,286	$54,152
Income taxes payable	134,607	3,690
Accrued liabilities	32,189	36,466
Current portion of long-term debt	116	59,587
Liabilities of discontinued operations — current	162	186,297

Total current liabilities	251,360	340,192
Deferred income taxes	62	3
Other non-current liabilities	20,751	20,752
Liabilities of discontinued operations — noncurrent	223	17,390
Shareholders’ Equity
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 31,349,476 and 30,526,505 shares outstanding in 2007 and 2006, respectively, net of 35,304 and 54,025 shares in treasury in 2007 and 2006, respectively	9,323	9,076
Capital in excess of stated value	129,750	113,972
Retained earnings	489,435	260,255
Unearned compensation on restricted stock awards	—	(168)
Accumulated other comprehensive (loss) income	(1,664)	2,041

Total shareholders’ equity	626,844	385,176

Total liabilities and shareholders’ equity	$899,240	$763,513

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31
(In thousands)	2007	2006	2005

Operating activities
Net income	$232,855	$28,114	$19,485
Less: Income from discontinued operations	(244,490)	(48,858)	(44,603)

Loss from continuing operations	(11,635)	(20,744)	(25,118)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Investment impairment	5,892	—	—
Gain on redemption of investment by affiliated company	—	(622)	—
Loss on redemption of Mandatorily Redeemable Convertible
Trust Preferred Securities	—	4,811	—
Loss on disposal of property and equipment	1,501	302	93
Depreciation	1,565	1,822	2,084
Amortization	6,315	6,978	6,122
Deferred income taxes	1,478	(2,274)	7,122
Stock based compensation	4,232	594	1,295
Excess tax benefit from exercise of stock options	(1,854)	—	—
Changes in working capital:
Accounts receivable	(3,939)	(15,344)	25,651
Inventories	122	1,165	(5,180)
Accounts payable	30,136	(8,873)	16,970
Accrued liabilities	124,705	3,060	(1,919)
Other working capital	(1,316)	4,752	(3,925)
Other non-cash adjustments	(4,554)	(1,529)	2,497

Total adjustments	164,283	(5,158)	50,810

Net cash provided by (used for) operating activities	152,648	(25,902)	25,692
Investing activities
Proceeds from sale of investment in affiliated company	—	788	—
Purchase of marketable securities	—	(6,822)	—
Proceeds from sale of marketable securities	1,147	—	—
Proceeds from sale of business	485,000	—	—
Acquisition of business, net of cash acquired	(10,613)	(27,964)	—
Purchase of property and equipment	(6,250)	(3,252)	(1,213)
Proceeds from escrow settlement	423	—	—

Net cash provided by (used for) investing activities	469,707	(37,250)	(1,213)
Financing activities
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	(107,536)	—
Principal payment under long-term obligations	(59,567)	(286)	(375)
Issuance of common shares	10,107	5,442	4,007
Excess tax benefit from exercise of stock options	1,854	—	—
Dividends paid	(3,675)	(3,608)	(3,330)

Net cash (used for) provided by financing activities	(51,281)	(105,988)	302
Effect of exchange rate changes on cash	(97)	367	810

Cash flows provided by (used for) continuing operations	570,977	(168,773)	25,591
Cash flows of discontinued operations
Operating cash flows	(114,087)	74,767	67,128
Investing cash flows	(73)	(24)	(742)

Net increase (decrease) in cash	456,817	(94,030)	91,977
Cash at beginning of period	147,850	241,880	149,903

Cash at end of period	$604,667	$147,850	$241,880

Supplemental disclosures of cash flow information:
Cash payments for interest
Distributions on Mandatorily Redeemable Convertible Trust
Preferred Securities	$—	$1,482	$8,463
Other	3,135	6,068	6,044
Cash payments for income taxes, net of refunds received	22,978	10,478	7,205
Change in value of available-for-sale securities, net of taxes	86	9	—

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Shareholders’ Equity

		Stated	Capital in			Unearned	Accumulated
		value of	excess of		Unearned	compensation	other
	Common	common	stated	Retained	employee	on restricted	comprehensive
(In thousands, except per share data)	shares	shares	value	earnings	benefits	stock	income (loss)	Total

Balance at April 1, 2004	32,116	$9,553	$126,070	$219,594	$(42,325)	$(2,499)	$(1,403)	$308,990
Net income	—	—	—	19,485	—	—	—	19,485
Unrealized translation adjustment	—	—	—	—	—	—	1,487	1,487

Total comprehensive income								20,972
Shares returned to Trust	39	12	318	—	(330)	—	—	—
Retirement of subscribed-for shares	(3,629)	(1,089)	(41,566)	—	42,655	—	—	—
Cash dividends ($0.12 per share)	—	—	—	(3,330)	—	—	—	(3,330)
Shares issued upon exercise of stock options	327	98	3,908	—	—	—	—	4,006
Tax benefit related to exercise of stock options	—	—	295	—	—	—	—	295
Forfeiture of restricted stock award	(39)	(12)	(319)	—	—	331	—	—
Tax benefit related to forfeiture of restricted stock	—	—	115	—	—	—	—	115
Issuance of treasury shares	7	2	106	—	—	—	—	108
Amortization of unearned compensation	—	—	—	—	—	1,295	—	1,295

Balance at March 31, 2005	28,821	8,564	88,927	235,749	—	(873)	84	332,451
Net income	—	—	—	28,114	—	—	—	28,114
Unrealized translation adjustment	—	—	—	—	—	—	1,948	1,948
Unrealized gain on securities net of $4 in taxes	—	—	—	—	—	—	9	9

Total comprehensive income								30,071
Cash dividends ($0.12 per share)	—	—	—	(3,608)	—	—	—	(3,608)
Shares issued upon exercise of stock options	469	141	5,301	—	—	—	—	5,442
Tax benefit related to exercise of stock options	—	—	659	—	—	—	—	659
Tax benefit related to forfeiture of restricted stock	—	—	157	—	—	—	—	157
Shares issued upon conversion of Trust Preferred Securities	1,265	379	19,031	—	—	—	—	19,410
Forfeiture of restricted stock award	(53)	(16)	(434)	—	—	450	—	—
Restricted stock award	25	8	331	—	—	(339)	—	—
Amortization of unearned compensation	—	—	—	—	—	594	—	594

Balance at March 31, 2006	30,527	9,076	113,972	260,255	—	(168)	2,041	385,176
Net income	—	—	—	232,855	—	—	—	232,855
Unrealized translation adjustment	—	—	—	—	—	—	(772)	(772)
Unrealized gain on securities net of $54 in taxes	—	—	—	—	—	—	86	86
Minimum pension liability, net of $477 in taxes	—	—	—	—	—	—	(753)	(753)

Total comprehensive income								231,416
Reversal of unearned compensation in restricted stock award	—	—	(168)	—	—	168	—	—
Adjustment to initially apply FASB Statement No. 158, net of $1,432 in taxes	—	—	—	—	—	—	(2,266)	(2,266)
Cash dividends ($0.12 per share)	—	—	—	(3,675)	—	—	—	(3,675)
Non-cash stock based compensation expense	—	—	4,232	—	—	—	—	4,232
Shares issued upon exercise of stock options	804	241	10,161	—	—	—	—	10,402
Nonvested shares issued from treasury shares	32	10	(10)	—	—	—	—	—
Tax benefit related to exercise of stock options	—	—	1,854	—	—	—	—	1,854
Purchase of treasury shares	(13)	(4)	(291)	—	—	—	—	(295)

Balance at March 31, 2007	31,350	$9,323	$129,750	$489,435	$—	$—	$(1,664)	$626,844

See accompanying notes to consolidated financial statements

agilysys, inc. and subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data and note 16)

1.

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations.  Agilysys, Inc. and its subsidiaries (the “company” or “Agilysys”) provides innovative IT solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail and hospitality. The company operates extensively in North America and has sales offices in the United Kingdom and China.
The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2007 refers to the fiscal year ended March 31, 2007.
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
Foreign currency translation.  The financial statements of the company’s foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are reflected as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected in other income (expense). Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated operating results of the company.
Related party transactions.  The Secretary of the company is also a partner of the law firm Calfee, Halter & Griswold LLP (“Calfee”), which provides certain legal services to the company. Legal costs paid to Calfee by the company are not material to consolidated operating results or cash flows.
Segment reporting.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. Prior to the sale of the assets and operations of the company’s KeyLink Systems Distribution Business, the company had concluded that its two operating segments met the necessary aggregation criteria for reporting one consolidated business segment. With the sale of the assets and operations of the company’s KeyLink Systems Distribution Business in March 2007, the company’s continuing business represents one reporting segment. See note 13 for a discussion of the company’s segment reporting.
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
Regarding hardware sales, revenue is generally recognized when the product is shipped to the customer and when there are not unfulfilled obligations that affect the customer’s final acceptance of the arrangement. A majority of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms with the customer and product returns, and bears credit risk if the customer does not pay for the goods. As the principal with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination.

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
Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. For certain long-term proprietary service contracts, the company follows the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that work performed bears to estimated total work to be performed on the contract. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of billings on uncompleted contracts in excess of related costs is shown as a current liability. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
Stock-based compensation.  The company has a stock incentive plan under which it may grant non-qualified stock options, incentive stock options, time-vested restricted shares, performance-vested restricted shares, and performance shares. Shares issued pursuant to awards under the plan may be made out of treasury or authorized but unissued shares. The company also has an employee stock purchase plan.
Prior to the April 1, 2006 adoption of Statement 123R, the company accounted for stock based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as permitted by FASB Statement No. 123, Share-Based Payment (“Statement 123”). No stock based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant. Effective April 1, 2006, the company adopted the fair value recognition provisions of Statement 123R using the modified prospective transition method. Under this transition method, compensation cost recognized since April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated for purposes of Statement 123R.
As a result of adopting Statement 123R on April 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the year ended March 31, 2007 are $3.6 million, $3.1 million, and $3.1 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended March 31, 2007 are $0.10 lower than if the company had continued to account for share-based compensation under APB 25.
Prior to the adoption of Statement 123R, the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits recognized by the company during the year ended March 31, 2007 were $1.8 million.

The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to Statement 123R. The pro forma expense determined under the fair value method presented in the table below relates only to stock options that were granted as of March 31, 2006 and 2005. The impact of applying the fair value method is not indicative of future expense amounts.

	For the year ended
	2006	2005

Net income, as reported (a)	$28,114	$19,485
Compensation cost based on fair value method, net of taxes	(3,372)	(2,472)

Pro forma net income	$24,742	$17,013

Earnings per share — basic & diluted
As reported	$0.94	$0.69
Pro forma	$0.83	$0.61
(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:	$346	$802

Earnings per share.  Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period and adjusting income available to common shareholders for the assumed conversion of all potentially dilutive securities, as necessary. The dilutive common equivalent shares outstanding is computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings per incremental share in the sequence of potential common shares. In 2007, the effect of dilutive securities on continuing operations is anti-dilutive.
Comprehensive income (loss).  Comprehensive income (loss) is the total of net income (loss) plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Changes in the components of accumulated other comprehensive income (loss) for 2007 are as follows:

	Foreign			Accumulated
	currency	Unrealized	Minimum	other
	translation	gain on	pension	comprehensive
	adjustment	securities	liability	income (loss)

Balance at March 31, 2006	$2,032	$9	$—	$2,041
Change during 2007	(772)	86	(3,019)	(3,705)

Balance at March 31, 2007	$1,260	$95	$(3,019)	$(1,664)

Cash and cash equivalents.  The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Such investments are readily convertible to cash with no penalty. At March 31, 2007, cash and cash equivalents includes $485.0 million from the sale of the assets and operations of the company’s KeyLink Systems Distribution Business that was held in escrow on behalf of the company on March 31, 2007. The sale closed as of the end of business on March 31, 2007 with the $485.0 million sale proceeds transferred from escrow to the company on the next day of business.
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
Investment in marketable securities.  The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The Company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities at March 31, 2007 and 2006 were $6.2 million and $6.8 million, respectively. Realized gains and losses are determined on the basis of specific identification. During 2007, securities with a fair value at the date of sale of $1.1 million were sold. The gross realized gain on such sales totaled $6,500. The net adjustment to unrealized holding gains on available-for-sale securities in other comprehensive income totaled $(10,600). At March 31, 2006, the gross unrealized gain on available-for-sale securities was $0.1 million (before taxes).
Fair value of financial instruments.  Estimated fair value of the company’s financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Assets:
Cash and cash equivalents	$604,667	$604,667	$147,850	$147,850
Accounts receivable	116,735	116,735	111,903	111,903
Marketable securities	6,158	6,158	6,835	6,835
Liabilities:
Accounts payable	84,286	84,286	54,152	54,152
Senior Notes	—	—	59,388	59,833

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of the company’s marketable securities is estimated based on quoted market prices. The fair value of the company’s Senior Notes at March 31, 2006 was estimated using rates currently available for securities with similar terms and remaining maturities.
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
Goodwill.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to periodic impairment testing at least annually. The company conducted its annual goodwill impairment test as of February 1, 2007 and, based on the analysis, concluded that goodwill was not impaired. Goodwill will also be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.
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

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $4.4 million, $4.6 million and $4.9 million during 2007, 2006 and 2005, respectively.
The company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.
Non-current assets and liabilities.  The components of other non-current assets and non-current liabilities are as follows:

	2007	2006

Other non-current assets:
Corporate-owned life insurance policies	$18,965	$14,963
Marketable securities	6,158	6,835
Other	5,578	4,615

Total	$30,701	$26,413

Other non-current liabilities:
Employee benefit plan obligations	$20,239	$14,082
Other	512	6,670

Total	$20,751	$20,752

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
Concentrations of supplier risk.  The company’s largest supplier, HP, supplied 40%, 37% and 45% of the company’s sales volume in 2007, 2006 and 2005, respectively. Sales of products sourced by IBM accounted for 29%, 38% and 33% of the company’s sales volume in 2007, 2006, and 2005, respectively. The loss of either of the top two suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company.
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
Recently issued accounting standards.  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”). Statement 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. Statement 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The company does not expect the adoption of Statement 159 to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 by the company in 2007 did not have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. Statement 158 also requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The company was required to adopt the recognition and disclosure provisions of Statement 158 on March 31, 2007. As a result of adopting Statement 158 on March 31, 2007, the company’s Supplemental Executive Retirement Plan benefit obligation increased $3.7 million before taxes, with a corresponding offset to accumulated other comprehensive loss.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. FIN 48 is effective for the company as of April 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported by the company in its first quarter of fiscal year 2008 consolidated financial statements as an adjustment to the beginning balance of retained earnings. The company is currently evaluating the effect the adoption of FIN 48 will have on its financial position, results of operations and related disclosures; however, the company expects that the adoption of the pronouncement may decrease the beginning balance of retained earnings within a range of $2.5 million to $4.0 million. This estimate is subject to revision as the Company continues its analysis.
Reclassifications.  Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of discontinued operations of the KeyLink Systems Distribution Business (see

Note 3). In 2006, the company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2.

RECENT ACQUISITIONS

2007 Acquisition

Visual One Systems Corporation
On January 23, 2007, the company acquired Visual One Systems Corporation, a leading developer and marketer of Microsoft® Windows®-based software for the hospitality industry. Accordingly, the results of operations for Visual One Systems have been included in the accompanying consolidated financial statements from that date forward. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $11.9 million has been assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.

2006 Acquisitions

Mainline China and Hong Kong
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The aggregate acquisition cost for the China and Hong Kong operations was $0.8 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill. Goodwill resulting from the acquisition of the China and Hong Kong acquisitions will not be deductible for income tax purposes.

The CTS Corporations
On May 31, 2005, the company acquired The CTS Corporations, a leading independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The aggregate acquisition cost was $27.8 million, which included repayment of $2.6 million of CTS debt. Based on management’s initial allocation of the acquisition cost to the net assets acquired, approximately $17.6 million was assigned to goodwill in 2006. Additionally, specifically identifiable intangible assets were assigned a fair value of $9.8 million. Of the intangible assets acquired, $9.4 million was assigned to customer relationships, which is being amortized over ten years using an accelerated method and $0.4 million was assigned to non-compete agreements, which are being amortized over four years using the straight-line method. During 2007, the company adjusted the estimated fair value of acquired tax assets by $0.8 million, with a corresponding decrease to goodwill. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.

3.

DISCONTINUED OPERATIONS

Sale of Assets and Operations of KeyLink Systems Distribution Business
On March 31, 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. Through the sale of KSG, the company exited all distribution-related businesses and now exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth, both organically and through acquisition, of its IT Solutions Business. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations. Included in the operating results of KSG that are reported as a component of discontinued operations is an allocation of the company’s consolidated interest based on the ratio of KSG net assets to total consolidated net assets.
In connection with the sale of KSG, the company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. Under the PPA, the company is required to purchase a minimum of $330 million worth of products each year during the term of the agreement (5 years), adjusted for product availability and other factors.
The 2007 income from discontinued operations includes KSG net sales of $1.3 billion and pre-tax income of $79.2 million. The pre-tax gain on sale was determined as follows:

Sale price	$485,000
Preliminary working capital adjustment	(10,036)

474,964
Transaction costs	(11,451)
Net assets of KSG	(35,719)
Goodwill associated with KSG	(109,277)

Pre-tax gain on sale of KSG	$318,517

The working capital adjustment is subject to preparation and review of the final closing balance sheet. Accordingly, the pre-tax gain is subject to future revision.

Sale of Industrial Electronics Division Business
During 2003, the company announced its strategic transformation to focus solely on its enterprise computer systems business. The transformation included the sale of substantially all of the assets and liabilities of the company’s Industrial Electronics Division (“IED”), which distributed semiconductors, interconnect, passive and electromechanical components, power supplies and embedded computer products in North America and Germany. In connection with the sale of IED, the company discontinued the operations of Aprisa, Inc. (“Aprisa”), which was an internet-based start up corporation that created customized software for the electronic components market. The disposition of IED and discontinuance of Aprisa represented a disposal of a component of an entity. The company continues to incur certain costs related to IED and Aprisa, which are reported as a component of discontinued operations. Such costs primarily relate to retained leases.

4.

RESTRUCTURING CHARGES

2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. In addition to the workforce reduction charge, the company recognized a $4.9 million restructuring credit for the reversal of the remaining restructuring liability that was initially recognized in 2003 for an unutilized leased facility held under an operating lease. In connection with the sale of KSG, management determined that the company would utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations.

2006 Restructuring Activity
During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.7 million to shut-down certain leased facilities. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of KSG, professional services business and to execute a senior management realignment and consolidation of responsibilities.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employment
	costs	Facilities	Total

Balance at April 1, 2005	$—	$5,458	$5,458
Additions	2,516	1,719	4,235
Accretion of lease obligations	—	504	504
Payments	(1,894)	(1,269)	(3,163)
Adjustments	(492)	(166)	(658)

Balance at March 31, 2006	$130	$6,246	$6,376
Additions	535	—	535
Accretion of lease obligations	—	354	354
Payments	(120)	(956)	(1,076)
Adjustments	(10)	(5,544)	(5,554)

Balance at March 31, 2007	$535	$100	$635

Of the remaining $0.6 million liability at March 31, 2007, the remaining severance and other employment costs are expected to be paid during 2008 and approximately $65,000 is expected to be paid during 2008 for ongoing facility obligations. Facility obligations are expected to continue through 2010.

Adjustments to Restructuring Liability
The $0.5 million adjustment to severance and other employment costs in 2006 represents the net cost of certain incentive and benefit plan obligations that were included in the restructuring charge and subsequently reclassified. The $0.2 million adjustment to facilities in 2006 represents adjustments to the remaining facility obligations for sublease agreements and early termination agreements, with an offset to the restructuring charges in the consolidated statement of operations. The $5.5 million adjustment to facilities in 2007 was due to two factors: $0.6 million aggregate adjustment to remaining facility obligations for sublease agreements and early termination agreements and $4.9 million credit for the reversal of the remaining restructuring liability that was initially recognized in 2003 for an abandoned leased facility. In connection with the sale of the assets and operations of the KeyLink Systems Distribution Business in March 2007, management determined that the company would utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations.

Components of Restructuring Credit (Charge)
Included in the consolidated statement of operations is a $2.5 million restructuring credit for 2007, which is comprised of the following: $0.5 million restructuring charge for one-time termination benefits, $0.4 million accretion expense for lease obligations, $1.7 million expense relating to the termination of a lease agreement, $0.4 million expense relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs; offset by $0.6 million credit for adjustments to remaining facility obligations for sublease agreements and early termination agreements and $4.9 million credit for the reversal of the remaining restructuring liability that was initially recognized in 2003 for an abandoned leased facility.

Discontinued Operations
In connection with the sale of IED in 2003, the company recognized a restructuring charge of $28.7 million. The significant components of the charge were as follows: $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as held for sale as a result of the disposition and discontinuance of IED and Aprisa, respectively.
The remaining discontinued operations restructuring liability at March 31, 2007 was $0.1 million, which is expected to be paid during 2008 for ongoing obligations of vacated facilities.

5.

GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the years ended March 31, 2007 and 2006 are as follows:

	2007	2006

Beginning of year	$82,580	$64,500
Goodwill acquired — Visual One (see note 2)	11,914	—
Goodwill acquired — CTS (see note 2)	(826)	17,637
Goodwill acquired — Mainline China and Hong Kong (see note 2)	—	785
Goodwill adjustment — Kyrus	(501)	(391)
Impact of foreign currency translation	30	49

End of year	$93,197	$82,580

During 2007, the company received a $0.4 million escrow settlement relating to its acquisition of Kyrus Corporation. The escrow settlement was recorded as a reduction to the goodwill previously recorded by the company relating to the acquisition. Additionally, the company adjusted the estimated fair value of income tax uncertainties that existed at the date of acquisition by $0.1 million, with a corresponding offset to goodwill.
Goodwill is tested for impairment at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed under Note 13, the company had two reporting units prior to the sale of the assets and operations of its KeyLink Systems Distribution Business in March 2007.
As of February 1, 2007, which was the latest annual impairment test performed, the company concluded that the fair value of its two reporting units each exceeded their respective carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. As of March 31, 2007, the company was not aware of any circumstances or events requiring an interim impairment test of goodwill.

Intangible Assets
The following table summarizes the company’s intangible assets at March 31, 2007 and 2006:

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	Amortization	amount	amount	Amortization	amount

Amortized intangible assets:
Customer relationships	$14,700	$(8,324)	$6,376	$14,700	$(5,680)	$9,020
Non-competition agreements	1,310	(587)	723	1,310	(361)	949
Developed technology	1,470	(753)	717	1,470	(509)	961
Patented technology	80	(80)	—	80	(56)	24

	17,560	(9,744)	7,816	17,560	(6,606)	10,954
Unamortized intangible assets:
Trade names	900	N/A	900	900	N/A	900

Total intangible assets	$18,460	$(9,744)	$8,716	$18,460	$(6,606)	$11,854

Customer relationships are being amortized over an estimated useful life between five and ten years; non-competition agreements are being amortized over an estimated useful life between four and eight years; developed technology is being amortized over an estimated useful life between six and eight years; and patented technology is being amortized over an estimated useful life of three years.

Amortization expense relating to intangible assets for the years ended March 31, 2007, 2006 and 2005 was $3.1 million, $3.7 million, and $2.9 million, respectively. The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows: 2008 — $2.6 million, 2009 — $1.7 million, 2010 — $1.3 million, 2011 — $1.0 million, and 2012 — $0.5 million.

6.

INVESTMENTS

At March 31, 2007 and 2006, the company’s investments in affiliated companies consisted of the following:

	2007	2006

Magirus AG	$7,788	$15,378
Other non-marketable equity securities	3,443	3,443

Total	$11,231	$18,821

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
Because of changing market conditions, Magirus has experienced several consecutive quarterly operating losses which indicated an other than temporary loss condition. Accordingly, at March 31, 2007, the company’s investment has been written-down to its estimated realizable value. The amount of the write-down of $5.9 million was charged to operations within “other expense (income), net” in 2007.

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

Minimum future lease payments under capital leases as of March 31, 2007 for each of the next five years and in the aggregate are:

Amount

Year ending March 31
2008	$119
2009	3
2010	—
2011	—
2012	—

Total minimum lease payments	122
Less: amount representing interest	(3)

Present value of minimum lease payments	$119

Interest rates on capitalized leases vary from 5.3% to 7.3% and are imputed based on the lower of the company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Leases
The company leases certain office and warehouse facilities and equipment under non-cancelable operating leases which expire at various dates through 2014. Certain facilities and equipment leases contain renewal options for periods up to 10 years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule by years of future minimum rental payments required under operating leases, excluding real estate taxes and insurance, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2007:

	Continuing	Discontinued
	operations	operations	Total

Year ending March 31
2008	$3,404	$44	$3,448
2009	2,701	—	2,701
2010	1,917	—	1,917
2011	1,432	—	1,432
2012	1,088	—	1,088
Thereafter	4,899	—	4,899

Total minimum lease payments	$15,441	$44	$15,485

Total minimum future rental payments have been reduced by $0.3 million of sublease rentals to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $4.5 million, $4.2 million, and $5.1 million for 2007, 2006, and 2005, respectively.

8.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2007 and 2006:

	2007	2006

Senior Notes, due August 2006	$—	$59,388
Capital lease obligations	119	298

	119	59,686
Less: current maturities of long-term obligations	(116)	(59,587)

	$3	$99

The Senior Notes matured in August 2006 and were retired by the company.

Revolving Credit Agreement

The company has a $200 million five-year unsecured credit facility expiring in October 2010 and was modified in March 2007 to provide greater flexibility to the company. The credit facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The credit facility is available to retire existing debt, fund working capital requirements and capital expenditures, or for general corporate purposes of the company including acquisitions. Borrowings under the credit facility will generally bear interest at various levels over LIBOR. The credit facility contains various financial covenants which must be met beginning December 31, 2007. Until such time, the company is required to maintain cash liquidity of $100.0 million.

9.

MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES

In 1998, Pioneer-Standard Financial Trust (the “Pioneer-Standard Trust”) issued 2,875,000 shares relating to $143.7 million of 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (the “Trust Preferred Securities”). The Pioneer-Standard Trust, a statutory business trust, was a wholly-owned consolidated subsidiary of the company, with its sole asset being $148.2 million aggregate principal amount of 6.75% Junior Convertible Subordinated Debentures of the company due March 31, 2028 (the “Trust Debentures”). The company had executed a guarantee with regard to the Trust Preferred Securities. The guarantee, when taken together with the company’s obligations under the Trust Debentures, the indenture pursuant to which the Trust Debentures were issued and the applicable trust document, provided a full and unconditional guarantee of the Pioneer-Standard Trust’s obligations under the Trust Preferred Securities. The Trust Preferred Securities were non-voting (except in limited circumstances), paid quarterly distributions at an annual rate of 6.75%, carried a liquidation value of $50 per share and were convertible at the option of the holder into the company’s Common Shares at any time prior to the close of business on March 31, 2028. After March 31, 2003, the Trust Preferred Securities were redeemable, at the option of the company, for a redemption price of 103.375% of par reduced annually by 0.675% to a minimum of $50 per Trust Preferred Security.
On June 15, 2005, the company redeemed all outstanding Mandatorily Redeemable Convertible Trust Preferred Securities (“Securities”). Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million, which included accrued interest of $1.5 million and a 2.025% premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Securities with a carrying value of $19.9 million were converted into common shares of the company. Approximately $0.5 million of deferred financing fees were applied against capital in excess of stated value in connection with the conversion. The Securities were converted at the conversion rate of 3.1746 common shares for each share of the Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
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

10.

INCOME TAXES

The components of income (loss) before income taxes from continuing operations and income tax provision are as follows:

	2007	2006	2005

Income (loss) before income taxes
Domestic	$(12,991)	$(25,589)	$(22,611)
Foreign	(579)	(1,172)	(2,213)

Total	$(13,570)	$(26,761)	$(24,824)
Provision for income taxes
Current
Federal	$(4,583)	$(5,669)	$(12,610)
State and local	196	342	124
Foreign	274	438	121

Total	$(4,113)	$(4,889)	$(12,365)
Deferred
Federal	$2,563	$(1,703)	$5,015
State and local	292	(377)	(101)
Foreign	(677)	3	2,243

Total	2,178	(2,077)	7,157

Provision (benefit) for income taxes	$(1,935)	$(6,966)	$(5,208)

A reconciliation of the federal statutory rate to the company’s effective income tax rate for continuing operations is as follows:

	2007	2006	2005

Statutory rate	(35.0)%	(35.0)%	(35.0)%
Provision (benefit) for state taxes	2.3	(0.1)	0.1
Change in valuation allowance	(4.5)	1.7	12.2
(Settlement) adjustment of income tax audits	(5.2)	4.9	(0.9)
Meals & entertainment	3.9	2.1	1.7
Equity investment — Magirus	17.1	0.7	(1.4)
Compensation	5.0	(1.3)	0.4
Other	2.1	1.0	1.9

Effective rate	(14.3)%	(26.0)%	(21.0)%

Deferred tax assets and liabilities as of March 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Accrued liabilities	$2,799	$2,949
Allowance for doubtful accounts	301	1,101
Inventory valuation reserve	471	852
Restructuring reserve	285	2,414
Federal domestic net operating losses	—	261
Foreign net operating losses	348	2,202
Property and equipment	435	891
Capital loss carryforward	—	754
State net operating losses	922	2,756
Deferred compensation	7,190	4,137
Other	731	853

	13,482	19,170
Less: valuation allowance	(1,274)	(6,438)

Total	12,208	12,732
Deferred tax liabilities:
Deferred revenue	$36	$84
Software amortization	1,774	2,369
Goodwill and other intangible assets	3,561	3,434
Other	57	5

Total	5,428	5,892

Total deferred tax assets (liabilities)	$6,780	$6,840

Long term deferred tax assets of approximately $3.7 million are included in “Other non-current assets” in the accompanying consolidated balance sheet at March 31, 2007.
At March 31, 2007, the company’s China subsidiary had $1.5 million of net operating loss carryforwards that expire, if unused, in years 2008 through 2015. At March 31, 2007, the company’s Hong Kong subsidiary had $0.7 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2007, the company also had $44.4 million of state net operating loss carryforwards that expire, if unused, in years 2008 through 2024.
At March 31, 2007 the total valuation allowance against deferred tax assets of $1.3 million was mainly comprised of a valuation allowance of $0.9 million for state net operating loss carryforwards that more likely than not will not be realized, and a valuation allowance of $0.4 million associated with deferred tax assets in China and Hong Kong that more likely than not will not be realized.
In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. FIN 48 is effective for the company as of April 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported by the company in its first quarter of fiscal year 2008 consolidated financial statements as an adjustment to the beginning balance of retained earnings. The company is currently evaluating the effect the adoption of FIN 48 will have on its financial position, results of operations and related disclosures; however, the company expects that the adoption of the pronouncement may decrease the beginning balance of retained earnings within a range of $2.5 million to $4.0 million. This estimate is subject to revision as the company continues to work on its analysis.

11.

EMPLOYEE BENEFIT PLANS

The company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the company matching $0.50 for every $1.00 of employee contributions, up to six percent of an employee’s pre-tax contributions. The company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and company matching contributions were $3.0 million, $2.9 million, and $2.9 million for 2007, 2006, and 2005, respectively.
The company also provides a non-qualified benefit equalization plan (“BEP”) covering certain employees, which provides for employee deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company’s 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $5.6 million and $3.7 million at March 31, 2007 and 2006, respectively. Contribution expense for the BEP was $0.4 million in 2007 and $0.1 million in 2006 and 2005.
The company also provides a supplemental executive retirement plan (“SERP”) for certain officers of the company. The SERP is a non-qualified plan designed to provide retirement benefits and life insurance for the plan participants. The benefit obligation recognized by the company related to the SERP was $14.0 million and $9.9 million at March 31, 2007 and 2006, respectively. At March 31, 2007, the benefit obligation recognized by the company represents the projected benefit obligation, in accordance with Statement 158. The accumulated benefit obligation related to the SERP was $12.3 million and $9.9 million at March 31, 2007 and 2006, respectively. The annual expense for the SERP was $1.1 million, $2.0 million, and $3.6 million in 2007, 2006, and 2005, respectively.
In conjunction with the BEP and SERP, the company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust to satisfy future obligations of the plans. The value of the policies and marketable securities was $22.5 million and $19.5 million at March 31, 2007 and 2006, respectively. The life insurance policies are valued at their cash surrender value and the marketable securities held in a Rabbi Trust are valued at fair market value.

12.

CONTINGENCIES

The company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.

13.

BUSINESS SEGMENTS

Prior to the sale of the assets and operations of the company’s KeyLink Systems Distribution Business in March 2007, the company was engaged in the distribution and reselling of enterprise computer solutions. The company had two operating segments separated between the customer group focus. Given the similar economic characteristics between the two operating segments and the other aggregation criteria established by Statement 131, the company’s two operating segments were combined into one reportable business segment in prior periods. With the sale of the assets and operations of the KeyLink Systems Distribution Business, the continuing operations of the company represent one business segment that provides IT solutions to corporate and public-sector customers.
The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for less than 13% of total revenues for 2007, 2006, and 2005. Total revenues for the company’s three specific product areas are as follows:

	For the year ended March 31
	2007	2006	2005

Hardware	$348,463	$351,886	$294,133
Software	33,260	30,016	30,637
Services	92,847	87,082	52,259

Total	$474,570	$468,984	$377,029

14.

SHAREHOLDERS’ EQUITY

Capital Stock

Holders of the company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2007 and 2006, there were no shares of preferred stock outstanding.

Dividend Payments

Common share dividends were paid quarterly at the rate of $0.03 per share in 2007 and 2006 to shareholders of record.

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

	For the year ended March 31
	2007	2006	2005

Numerator:
Loss from continuing operations — basic and diluted	$(11,635)	$(20,744)	$(25,118)
Denominator:
Weighted average shares outstanding — basic	30,684	29,935	28,101
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—	—
Convertible preferred shares	—	—	—

Weighted average shares outstanding — diluted	30,684	29,935	28,101
Loss per share from continuing operations
Basic and diluted	$(0.38)	$(0.69)	$(0.89)

Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
For the years ended March 31, 2007, 2006, and 2005, options on 3.4 million, 3.3 million, and 3.5 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
For the years ended March 31, 2006 and 2005, 1,647 million and 7,961 million shares issuable upon conversion of the Convertible Trust Preferred Securities (i.e. convertible debt) were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

16.

STOCK-BASED COMPENSATION

The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of March 31, 2007, there were no stock appreciation rights, restricted share units, or performance shares awarded from the plan

Stock Options

The following table summarizes stock option activity during 2007, 2006, and 2005 for stock options awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at April 1	3,289,999	$12.84	3,522,133	$12.59	3,306,195	$12.35
Granted	997,500	15.72	575,000	13.57	593,500	13.76
Exercised	(804,250)	12.93	(469,369)	11.59	(326,826)	12.26
Cancelled/expired	(76,669)	15.22	(267,265)	13.05	(50,736)	12.88
Forfeited	(11,832)	15.85	(70,500)	13.17	—	—

Outstanding at March 31	3,394,748	$13.61	3,289,999	$12.84	3,522,133	$12.59

Options exercisable at March 31	2,494,267	$13.04	2,844,684	$12.92	2,581,904	$12.58

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value:

	For the year ended March 31
	2007	2006	2005

Dividend yield	0.7%	0.9%	0.9%
Risk-free interest rate	4.7%	4.0%	3.7%
Expected life	5.0 years	5.6 years	5.8 years
Expected volatility	44.3%	45.4%	45.9%

The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the year ended March 31, 2007 ranged from $5.75 to $7.74.
Compensation expense charged to operations during the year ended March 31, 2007 relating to stock options was $3.6 million. The total income tax benefit recognized in operations during the year ended March 31, 2007 was $1.9 million. As of March 31, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $2.9 million, which is expected to be recognized over a weighted-average period of 16 months. During year ended March 31, 2007, the total intrinsic value of stock options exercised was $5.9 million. Cash received for stock options exercised during the year ended March 31, 2007 was $10.1 million.

The following table summarizes the status of stock options outstanding at March 31, 2007.

	Options outstanding			Options exercisable
			Weighted		Weighted
		Weighted	average		average
		average	remaining		exercise
Exercise price range	Number	exercise price	contractual Life	Number	price

$6.63 — $8.29	138,400	$7.63	5.8	138,400	$7.63
$8.29 — $9.95	245,876	8.73	3.9	227,376	8.73
$9.95 — $11.61	37,500	11.17	4.3	37,500	11.17
$11.61 — $13.26	381,640	12.79	3.3	365,500	12.82
$13.26 — $14.92	1,647,500	13.89	6.1	1,513,663	13.90
$14.92 — $16.58	943,832	15.71	9.0	211,828	15.83

	3,394,748			2,494,267

Non-vested Shares

The following table summarizes non-vested share activity during 2007, 2006, and 2005 for restricted shares awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2007	2006	2005

Outstanding at April 1	25,000	336,999	579,655
Awarded	32,000	25,000	—
Vested	(38,250)	(284,099)	(203,856)
Cancelled	—	(52,900)	(38,800)

Outstanding at March 31	18,750	25,000	336,999

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date. Compensation expense related to non-vested share awards is recognized over the restriction period. Compensation expense charged to operations for non-vested share awards was $0.6 million, $0.6 million and $0.8 million for the years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, there was $0.1 million of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 13 months.

17.

QUARTERLY RESULTS (UNAUDITED)

As discussed under Note 3, the company sold the assets and operations of its KeyLink Systems Distribution Business in March 2007, which represented a disposal of a component of an entity. Accordingly, the operating results of the KeyLink Systems Distribution Business have been reported as a component of discontinued operations in the quarterly results provided below. Prior to the sale in the fourth quarter of 2007, the operating results of the KeyLink Systems Distribution Business were included as a component of continuing operations.
Because quarterly reporting of per share data is used independently for each reporting period, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. FASB Statement 128, Earnings Per Share, prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

The company experiences a seasonal increase in sales during its fiscal third quarter ending in December. The company believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long-term, the company anticipates that this trend will remain the same in the foreseeable future.

	Year ended March 31, 2007
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$107,065	$97,934	$151,478	$118,093	$474,570
Gross margin	28,749	24,517	35,510	31,931	120,707
(Loss) income from continuing operations	(2,784)	(4,807)	2,537	(6,581)	(11,635)
Income from discontinued operations	9,535	10,299	17,426	207,230	244,490

Net income	$6,751	$5,492	$19,963	$200,649	$232,855

Per share data:
Basic
Loss from continuing operations	$(0.09)	$(0.16)	$0.08	$(0.21)	$(0.38)
Income from discontinued operations	0.31	0.34	0.57	6.67	7.97

Net income	$0.22	$0.18	$0.65	$6.46	$7.59

Per share data:
Diluted
Loss from continuing operations	$(0.09)	$(0.16)	$0.08	$(0.21)	$(0.38)
Income from discontinued operations	0.31	0.34	0.56	6.67	7.97

Net income	$0.22	$0.18	$0.64	$6.46	$7.59

	Year ended March 31, 2006
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$107,997	$108,395	$137,832	$114,760	$468,984
Gross margin	24,665	23,545	31,897	26,862	106,969
Loss from continuing operations	(8,404)	(4,691)	(1,109)	(6,540)	(20,744)
Income from discontinued operations	8,694	11,343	16,283	12,538	48,858

Net income	$290	$6,652	$15,174	$5,998	$28,114

Per share data:
Basic and diluted
Loss from continuing operations	$(0.29)	$(0.16)	$(0.04)	$(0.21)	$(0.69)
Income from discontinued operations	0.30	0.38	0.54	0.41	1.63

Net income	$0.01	$0.22	$0.50	$0.20	$0.94

The 2007 fourth quarter continuing operations results include the following: $4.9 million restructuring credit for the reversal of a restructuring liability that was established in 2003 for a previously exited facility and $5.9 million impairment charge for the write-down of the company’s equity method investment. The fourth quarter discontinued operations results include a $318.5 million pre-tax gain on sale of the assets and operations of the KeyLink Systems Distribution Business.
The 2006 fourth quarter continuing operations includes an incremental credit of $1.8 million for vendor related incentives.

18.

SUBSEQUENT EVENTS (UNAUDITED)

Acquisition of Stack Computer

On April 2, 2007, the company acquired Stack Computer (“Stack”), a premier technology integrator with a strong focus on high availability storage infrastructure solutions, for $28.0 million. Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. The company is currently assessing the fair value of the acquired net assets. Approximately $26.0 million is preliminarily attributable to non-tax deductible goodwill.

Definitive Agreement to Acquire Innovative Systems Design, Inc.

On May 25, 2007, the company signed a definitive agreement to acquire Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products, for $100.0 million. In addition to the $100.0 million purchase price, Agilysys will pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. Innovative is an integrator and value-added reseller of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship with Sun Microsystems and Agilysys.

Definitive Agreement to Acquire InfoGenesis, Inc.

On June 4, 2007, the company signed a definitive agreement to acquire InfoGenesis, Inc. (“InfoGenesis”) an independent software vendor and solution provider to the hospitality market, for $90.0 million. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition will provide the company a complementary offering that will extend its reach into new segments of the hospitality market, broaden its customer base and increase its software application offerings.

agilysys, inc.

Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2007, 2006 and 2005
(In thousands)

	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Classification	period	expenses	accounts		Deductions	period

2007
Allowance for doubtful accounts	$3,311	$(1,547)	$—		$(578)	$1,186
Inventory valuation reserve	$1,617	$(103)	$—		$(469)	$1,045
Restructuring reserves	$6,376	$(4,665)	$—		$(1,076)	$635
2006
Allowance for doubtful accounts	$2,588	$881	$305	(a)	$(463)	$3,311
Inventory valuation reserve	$1,637	$154	$—		$(174)	$1,617
Restructuring reserves	$5,458	$4,081	$—		$(3,163)	$6,376
2005
Allowance for doubtful accounts	$3,283	$(430)	$—		$(265)	$2,588
Inventory valuation reserve	$2,522	$(499)	$—		$(386)	$1,637
Restructuring reserves	$5,819	$515	$—		$(876)	$5,458

(a)	The $305 represents allowance for doubtful accounts acquired in business combinations.

agilysys, inc.

Exhibit Index

Exhibit No.		Description

3	(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (File No. 000-05734).
3	(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-05734).
4	(a)	Rights Agreement, dated as of April 27, 1999, by and between the company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the company’s Registration Statement on Form 8-A (File No. 000-05734).
4	(b)	Indenture, dated as of August 1, 1996, by and between the company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-05734).
4	(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
4	(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(f)	Junior Subordinated Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(g)	First Supplemental Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(h)	Form of 6 3/4% Convertible Preferred Securities, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(j)	Guarantee Agreement, dated March 23, 1998, between the company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
*10	(a)	Credit Agreement among Agilysys, Inc., the Borrower party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of October 18, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 21, 2005 (File No. 000-05734).

Exhibit No.		Description

*10	(b)	The company’s Executive Officer Annual Incentive Plan, which is incorporated herein by reference to Exhibit B to the company’s definitive Schedule 14A filed July 8, 2005 (File No. 000-05734).
*10	(c)	The company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the company’s Form S-8 Registration Statement (Reg. No. 033-53329).
*10	(d)	The company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*10	(e)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(f)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(g)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(h)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(i)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(j)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
*10	(k)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(l)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(m)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).

Exhibit No.		Description

*10	(p)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(q)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(r)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(s)	Amended and Restated Employment Agreement between Agilysys, Inc. and Arthur Rhein, effective December 23, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10	(t)	Letter dated December 23, 2005 from Charles F. Christ to Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
10	(u)	Three Year Credit Agreement among Pioneer-Standard Electronics, Inc., as Borrower, various financial institutions, as Lenders, Key Corporate Capital, Inc., as Lead Arranger, Book Runner and Administrative Agent, U.S. Bank National Association, as Syndication Agent, and Harris Trust and Savings Bank, as Documentation Agent dated as of April 16, 2003, which is incorporated by reference to Exhibit 10(bb) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(v)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003, which is incorporated by reference to Exhibit 10(cc) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(w)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002, which is incorporated by reference to Exhibit 10(dd) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(x)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated by reference to Exhibit 10(ee) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(y)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated by reference to Exhibit 10(ff) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(z)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(aa)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

Exhibit No.		Description

*10	(bb)	Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10	(cc)	Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10	(dd)	Agilysys, Inc. 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed August 3, 2006 (File No. 000-05734)
10	(ee)	Asset Purchase Agreement between Agilysys, Inc. and its wholly-owned subsidiary, Agilysys Canada Inc., and Arrow Electronics, Inc. and its wholly-owned subsidiaries, Arrow Electronics Canada Ltd. and Support Net, Inc., which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed January 5, 2007 (File No. 000-5734)
10	(ff)	Second Amendment Agreement to the Credit Agreement among Agilysys, Inc., the Borrowers party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed March 21, 2007 (File No. 000-5734)
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99	(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
99	(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.