Form 10-Q
period 2007-06-30
AGILYSYS INC
filed 2007-08-02
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2255 Glades Road, Suite 301E, Boca Raton, Florida	33431

(Address of principal executive offices)	(ZIP Code)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of July 27, 2007 was 31,429,014.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
(In thousands, except share and per share data)	2007	2006
Net sales
Products	$103,402	$83,321
Services	24,961	23,744

Total net sales	128,363	107,065
Cost of goods sold
Products	90,446	72,476
Services	5,601	5,840

Total cost of goods sold	96,047	78,316

Gross margin	32,316	28,749
Operating expenses
Selling, general and administrative expenses	37,623	31,364
Restructuring charges (credits)	26	(34)

Operating loss	(5,333)	(2,581)
Other (income) expenses
Other (income) expense, net	(1,180)	811
Interest income	(6,997)	(1,573)
Interest expense	230	1,444

Income (loss) before income taxes	2,614	(3,263)
Income tax benefit	43	479

Income (loss) from continuing operations	2,657	(2,784)
(Loss) income from discontinued operations, net of taxes of $(39) and $5,211 in June 30, 2007 and 2006, respectively	(65)	9,535

Net income	$2,592	$6,751

Earnings per share – basic and diluted
Income (loss) from continuing operations	$0.08	$(0.09)
(Loss) income from discontinued operations	—	0.31

Net income	$0.08	$0.22

Weighted average shares outstanding
Basic	31,390,260	30,524,983
Diluted	32,304,529	30,524,983

Cash dividends per share	$0.03	$0.03
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2007 are unaudited)

	June 30	March 31
(In thousands)	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$365,923	$604,667
Accounts receivable, net	109,950	116,735
Inventories, net	13,373	9,922
Deferred income taxes	3,820	3,092
Prepaid expenses and other current assets	3,518	3,494
Assets of discontinued operations — current	—	206

Total current assets	496,584	738,116
Goodwill	191,415	93,197
Intangible assets, net	26,261	8,716
Investments in affiliated companies	7,656	11,231
Other non-current assets	27,140	30,701
Property and equipment, net	24,253	17,279

Total assets	$773,309	$899,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,778	$84,286
Income taxes payable	5,104	134,607
Accrued and other current liabilities	33,085	32,189
Current portion of long-term debt	67	116
Liabilities of discontinued operations — current	201	162

Total current liabilities	116,235	251,360
Other non-current liabilities	27,665	20,813
Liabilities of discontinued operations — noncurrent	141	223
Shareholders’ equity
Common shares	9,336	9,323
Capital in excess of stated value	132,370	129,750
Retained earnings	488,198	489,435
Accumulated other comprehensive loss	(636)	(1,664)

Total shareholders’ equity	629,268	626,844

Total liabilities and shareholders’ equity	$773,309	$899,240

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30
(In thousands)	2007	2006
Operating activities:
Net income	$2,592	$6,751
Less: Loss (income) from discontinued operations	65	(9,535)

Income (loss) from continuing operations	2,657	(2,784)
Adjustments to reconcile income (loss) from continuing operations to net cash used for operating activities (net of effects from business acquisitions):
Gain on redemption of investment in affiliated company	(1,330)	—
Depreciation	385	471
Amortization	1,534	1,602
Deferred income taxes	(628)	731
Stock based compensation	1,846	311
Excess tax benefit from exercise of stock options	(97)	(44)
Changes in working capital:
Accounts receivable	22,562	14,640
Inventories	(1,108)	(983)
Accounts payable	(14,102)	(14,170)
Accrued liabilities	(12,803)	(10,230)
Income taxes payable	(129,270)	2,123
Other changes, net	28	(496)
Other non-cash adjustments	(347)	113

Total adjustments	(133,330)	(5,932)

Net cash used for operating activities	(130,673)	(8,716)

Investing activities:
Proceeds from redemption of investment in affiliated company	4,770	—
Acquisition of businesses, net of cash acquired	(112,074)	—
Purchase of property and equipment	(1,679)	(804)

Net cash used for investing activities	(108,983)	(804)

Financing activities:
Dividends paid	(941)	(916)
Issuance of common shares	690	201
Principal payment under long term obligations	(51)	(43)
Excess tax benefit from exercise of stock options	97	44

Net cash used for financing activities	(205)	(714)

Effect of exchange rate changes on cash	1,019	96

Cash flows used for continuing operations	(238,842)	(10,138)
Cash flows of discontinued operations
Operating cash flows	98	(14,969)
Investing cash flows	—	(60)

Net decrease in cash	(238,744)	(25,167)
Cash at beginning of period	604,667	147,850

Cash at end of period	$365,923	$122,683

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Financial Statement Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “company”). Investments in affiliated companies are accounted for by the equity and cost method, as appropriate, under U.S. generally accepted accounting principles (“GAAP”). All inter-company accounts have been eliminated. The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2008 refers to the fiscal year ending March 31, 2008.
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
The condensed consolidated balance sheet as of June 30, 2007, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-months ended June 30, 2007 and 2006 have been prepared by the company without audit. However, the financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain amounts in the prior periods condensed consolidated financial statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of the KeyLink Systems Distribution Business as discontinued operations (see note 4).
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2007, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein other than the company’s accounting for income tax uncertainties, as discussed below.

Recently Issued Accounting Standards.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ( “Statement 159”). Statement 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. Statement 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. Statement 159 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The company is currently evaluating the impact that statement 159 will have on its financial position, results of operations and cash flows.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 was effective for the company on April 1, 2007. The adoption of Statement 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 has resulted in a cumulative effect adjustment to reduce beginning retained earnings by $2.9 million, which included tax, interest and penalties. At April 1, 2007, the company had a liability for unrecognized tax benefits of $6.6 million. Approximately $6.2 million of this, if recognized, would favorably affect the company’s effective tax rate. Approximately $1.2 million of this was recorded in the first quarter of fiscal year 2008. The company also had an accrual of $1.3 million for the payment of related interest and penalty.
The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of “selling, general and administrative expenses.” The company recognized $33,000 of interest expense and $80,000 of penalties related to unrecognized tax benefits in the first quarter of fiscal 2008.
The company anticipates completing multiple state income tax audits in the next 12 months which could reduce the accrual for unrecognized tax benefits by up to $0.9 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently under audit by the Internal Revenue Service for fiscal years 2005 and 2006. The company is also being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has tax years open back to and including 1998.

3. Recent Acquisitions
In accordance with FASB Statement No. 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
2008 Acquisitions
InfoGenesis, Inc.
On June 18, 2007, the company acquired all of the shares of InfoGenesis, Inc. (“InfoGenesis”), an independent software vendor and solution provider to the hospitality market, at a total acquisition cost of $90.1 million. Accordingly, the results of operations for InfoGenesis have been included in the accompanying condensed consolidated financial statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition provides the company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base and increases its software application offerings.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $73.4 million has been assigned to goodwill. InfoGenesis had intangible assets with an estimated net book value of $18.2 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.
Following are pro forma amounts as if the acquisition was made on April 1:

	Three Months Ended June 30
	2007	2006
Net Sales	$137,407	$117,396
Income (loss) from continuing operations	$1,705	$(3,420)
Net income	$1,640	$6,115
Earnings per share – basic and diluted
Income (loss) from continuing operations	$0.05	$(0.11)
Net income	$0.05	$0.20
Stack Computer
On April 2, 2007, the company acquired all of the shares of Stack Computer (“Stack”), a premier technology integrator with a strong focus on high availability storage infrastructure solutions, at a total cost of $26.8 million. Accordingly, the results of operations for Stack have been included in the accompanying condensed consolidated financial statements from that date forward. Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $24.8 million has been assigned to goodwill. The company is still in the process of valuing certain of the acquired net assets, including intangible assets. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Stack acquisition will be deductible for income tax purposes.
2007 Acquisition
Visual One Systems Corporation
On January 23, 2007, the company acquired all of the shares of Visual One Systems Corporation, a leading developer and marketer of Microsoft ® Windows ® -based software for the hospitality industry. Accordingly, the results of operations for Visual One Systems have been included in the accompanying condensed consolidated financial statements from that date forward. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $11.9 million has been assigned to goodwill. The company is still in the process of valuing certain of the acquired net assets, including intangible assets. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.
4. Discontinued Operations
Sale of Assets and Operations of KeyLink Systems Distribution Business
On March 31, 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. As of June 30, 2007, the working capital adjustment was estimated to have decreased the sale price by $10.0 million. Through the sale of KSG, the company exited all distribution-related businesses and now sells solely directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG have been reported as a component of discontinued operations.
The income from discontinued operations for the three-months ended June 30, 2006 includes KSG net sales of $281.3 million, pre-tax income of $14.7 million and net income of $9.5 million.
5. Comprehensive Income
Comprehensive income includes net income and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the company’s comprehensive income:

	Three Months Ended
	June 30
	2007	2006
Net income	$2,592	$6,751
Foreign currency translation adjustment	1,111	(487)
Unrealized losses on securities	(83)	(52)

Total comprehensive income	$3,620	$6,212

6. Restructuring Charges
Continuing Operations
2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits are expected to be substantially completed in 2008.
2006 Restructuring Activity
During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Costs of $2.5 million were incurred to reduce the workforce of KSG, professional services business and to execute a senior management realignment and consolidation of responsibilities. Facilities costs of $1.7 million represented the present value of qualifying exit costs, offset by an estimate for future sublease income.
Approximately $51,000 is expected to be paid during the remainder of 2008 for ongoing facility obligations. Such facility obligations are expected to continue through 2010.
Following is a reconciliation of the beginning and ending balances of the restructuring liabilities:

	Severance
	and other
	employee
	costs	Facilities	Total
Balance at April 1, 2007	$535	$100	$635
Accretion of lease obligations	—	2	2
Payments	(252)	(17)	(269)

Balance at June 30, 2007	$283	$85	$368

Components of Restructuring Credit (Charge)
Following is a reconciliation of the restructuring charge (credit) included in the accompanying condensed consolidated statement of operations:

	Three Months Ended
	June 30
	2007	2006
Accretion of lease obligations	$2	$113
Write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs	24	208
Adjustments to the remaining facility obligations	—	(355)

Restructuring charges (credits)	$26	$(34)

The $0.4 million adjustment in the prior year represents adjustments for sublease and early termination agreements, with an offset to the restructuring charges (credits) in the condensed consolidated statement of operations.

Discontinued Operations
In connection with the sale of the company’s Industrial Electronics Division in 2003, the company recognized a restructuring charge of $28.7 million. The significant components of the charge were as follows: $5.9 million related to severance and other employee benefit costs to be paid to approximately 525 employees previously employed by IED and not hired by the acquiring company; $5.0 million related to facilities costs for approximately 30 vacated locations no longer required as a result of the sale that were determined as the present value of qualifying exit costs offset by an estimate for future sublease income; and $17.4 million related to the write down of assets to fair value that were abandoned or classified as held for sale as a result of the disposition and discontinuance of IED and Aprisa, respectively.
The remaining discontinued operations restructuring liability at June 30, 2007 was $21,000, which is expected to be paid during 2008 for ongoing facility obligations.
7. Stock Based Compensation
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
As of June 30, 2007, there were no stock appreciation rights or restricted share units awarded from the plan.
Stock Options
Compensation expense charged to operations during the three-months ended June 30, 2007 and 2006 relating to stock options was $0.8 million and $0.3 million, respectively. The total income tax benefit recognized in operations during the three-months ended June 30, 2007 and 2006 was $0.1 million and $0.1 million, respectively. As of June 30, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $4.8 million, which is expected to be recognized over a weighted-average period of 17 months.

The following table summarizes stock option activity during the three-months ended June 30, 2007 for stock options awarded by the company under the stock incentive plan and prior plans.

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at April 1, 2007	3,394,748	$13.61
Granted	280,000	22.21
Exercised	(45,038)	15.05
Cancelled/expired	(14,300)	14.80
Forfeited	—	—

Outstanding at June 30, 2007	3,615,410	$14.26

Exercisable at June 30, 2007	2,574,806	$13.03

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grant during the three-months ended June 30, 2007:

Dividend yield	0.7%
Risk-free interest rate	4.9%
Expected life	6.0 years
Expected volatility	43.8%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects historical exercise patterns. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the three-months ended June 30, 2007 was $10.27.
The following table summarizes the status of stock options outstanding at June 30, 2007.

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price
$6.63 - $8.29	138,400	$7.63	5.6	138,400	$7.63
$8.29 - $9.95	245,876	8.73	3.6	227,376	8.73
$9.95 - $11.61	37,500	11.17	4.1	37,500	11.17
$11.61 - $13.26	372,800	12.80	3.1	364,700	12.82
$13.26 - $14.92	1,632,500	13.88	5.9	1,630,500	13.88
$14.92 - $16.58	908,334	15.70	9.0	176,330	15.82
$16.58 - $22.21	280,000	22.21	9.9	—	—

	3,615,410			2,574,806

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period. Compensation expense charged to operations for non-vested share awards was $0.9 million and $32,000 for the three-months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $1.6 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 27 months.

The following table summarizes non-vested share activity during the three-months ended June 30, 2007 for restricted shares awarded by the company under the stock incentive plan and prior plans.

Outstanding at April 1, 2007	18,750
Granted	108,000
Vested	(38,250)
Forfeited	—

Outstanding at June 30, 2007	88,500

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
Performance Shares
Compensation expense charged to operations for performance share awards was $0.2 million for the three-months ended June 30, 2007. As of June 30, 2007, there was $3.2 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 33 months.
The following table summarizes performance share activity during the three-months ended June 30, 2007:

Outstanding at April 1, 2007	—
Granted	152,000
Vested	—
Forfeited	—

Outstanding at June 30, 2007	152,000

The company granted select executives shares of the company whose vesting is contingent upon meeting various company-wide performance goals. The performance shares contingently vest over three years. The fair value of the performance share grant is determined based on the closing price of the company’s shares on the grant date and assumes that performance goals will be met. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed.
8. Income Taxes
Income tax expense for the three-months ended June 30, 2007 and 2006 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full fiscal year. The effective tax rates for continuing operations for the three-months ended June 30, 2007 and 2006 were 43.3% and 41.2%, respectively. The increase in the effective tax rate for the three-months ended June 30, 2007 resulted principally from compensation expense associated with incentive stock option awards. Additionally, the company recognized a discrete income tax benefit of $1.2 million in the current quarter for the recognition of previously unrecognized tax benefits.

9. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	June 30
	2007	2006
Numerator:
Income (loss) from continuing operations – basic and diluted	$2,657	$(2,784)

Denominator:
Weighted average shares outstanding – basic	31,390	30,525
Effect of dilutive securities:
Stock options and unvested restricted stock	915	—

Weighted average shares outstanding — diluted	32,305	30,525

Earnings (loss) per share from continuing operations
Basic and Diluted	$0.08	$(0.09)
For the three-months ended June 30, 2007 and 2006, options on 0.3 million shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.
10. Contingencies
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
11. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the three-months ended June 30, 2007 are as follows:

Balance at April 1, 2007	$93,197
Goodwill acquired – InfoGenesis	73,370
Goodwill acquired – Stack	24,759
Goodwill adjustment –Visual One	(5)
Impact of foreign currency translation	94

Balance at June 30, 2007	$191,415

Intangible Assets
The following table summarizes the company’s intangible assets at June 30, 2007 and March 31, 2007:

	June 30, 2007			March 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$19,176	$(8,880)	$10,296	$14,700	$(8,324)	$6,376
Non-competition agreements	1,310	(644)	666	1,310	(587)	723
Developed technology	4,485	(886)	3,599	1,470	(753)	717
Patented technology	80	(80)	—	80	(80)	—

	25,051	(10,490)	14,561	17,560	(9,744)	7,816
Unamortized intangible assets:
Trade names	11,700	N/A	11,700	900	N/A	900

Total intangible assets	$36,751	$(10,490)	$26,261	$18,460	$(9,744)	$8,716

Customer relationships are being amortized over estimated useful lives between four and ten years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology is being amortized over estimated useful lives between one and eight years; and patented technology was amortized over an estimated useful life of three years.
Amortization expense relating to intangible assets for the three-months ended June 30, 2007 and 2006 was $0.7 million and $0.8 million, respectively. The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2008 and each of the five succeeding fiscal years is as follows: 2008 — $4.0 million, 2009 — $3.7 million, 2010 — $1.9 million, 2011 — $1.6 million, 2012 — $1.1 million, and 2013 — $1.0 million.
12. Investments
The following table summarizes the company’s investments in affiliated companies at June 30, 2007 and March 31, 2006:

	June 30	March 31
	2007	2007
Magirus AG	$7,656	$7,788
Other non-marketable equity securities	—	3,443

Total	$7,656	$11,231

The other non-marketable equity securities consisted of capital stock in a privately held company where a market value was not readily available and the company did not exercise significant influence over its operating and financial policies. As such, the investment was stated at cost. During the three-months ended June 30, 2007, the investment was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the condensed consolidated statement of operations.

13. Subsequent Events
Acquisition of Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products, for $100.0 million. In addition to the $100.0 million purchase price, Agilysys will pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and Agilysys.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Agilysys, Inc.’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this document as well as the company’s Annual Report on Form 10-K for the year ended March 31, 2007. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Information” and “Risk Factors” included elsewhere in this filing for additional information concerning these items. Table amounts are in thousands.
Overview
Agilysys, Inc. (“Agilysys” or “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology—including hardware, software and services—to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Boca Raton, Florida, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China.
With the completion of the sale of the company’s KeyLink Systems Distribution business (“KSG”) in March 2007, the current quarter represented the first quarter that the company operated solely as an IT solutions provider. For financial reporting purposes, the prior period operating results of KSG have been classified as discontinued operations. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.
Sales increased 20% year-over-year through both organic growth as well as incremental sales from acquisitions. During the current quarter, the company completed the acquisitions of Stack Computer and InfoGenesis, Inc. Shortly after quarter-end, the company announced the completion of its acquisition of Innovative Systems Design, Inc. These acquisitions have further strengthened our position and expanded our product offerings as the company progresses towards achieving its long-term goals, which are:
•	Grow sales to $1 billion in two years and to $1.5 billion in three years. Much of the growth will come from acquisitions.

•	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.

•	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations – Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	June 30		(Decrease)
	2007	2006	$	%
Net sales
Product	$103,402	$83,321	$20,081	24.1%
Service	24,961	23,744	1,217	5.1

Total	128,363	107,065	21,298	19.9
Cost of goods sold
Product	90,446	72,476	17,970	24.8
Service	5,601	5,840	(239)	(4.1)

Total	96,047	78,316	17,731	22.6

Gross margin	32,316	28,749	3,567	12.4
Gross margin percentage	25.2%	26.9%
Operating expenses
Selling, general and administrative expenses	37,623	31,364	6,259	20.0
Restructuring charges (credits)	26	(34)	60	176.5

Operating loss	$(5,333)	$(2,581)	$(2,752)	(106.6)

Operating loss margin	(4.2%)	(2.4%)
Net Sales. The $21.3 million increase in net sales was principally due to higher product sales, which increased $20.1 million year-over-year. Incremental sales from the company’s recent acquisitions accounted for $8.4 of the increase in product sales. The remaining $11.7 million of the increase in product sales was due to higher sales volume of software, server and storage technology.
Sales by product category were as follows:

	Three Months Ended		Increase
	June 30		(Decrease)
	2007	2006	$	%
Hardware	$91,025	$75,753	$15,272	20.2%
Software	12,377	7,568	4,809	63.5
Services	24,961	23,744	1,217	5.1

Total	$128,363	$107,065	$21,298	19.9%

As noted above, the year-over-year increase in hardware sales was mainly due to higher sales volume of mid-range server and storage technology. The increase in software sales was mainly due to higher sales of the company’s proprietary software serving the hospitality market. The increase in services revenue was mainly due to higher sales of remarketed services.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three-months ended June 30, 2007 are not necessarily indicative of the operating results for the full year 2008.
Gross Margin. The $3.6 million increase in gross margin was due to the corresponding increase in net sales. The decline of 170 basis points in gross margin percentage was principally due to higher supplier discounts and credits recognized in the prior-year period.
Operating Expenses. The company’s operating expenses principally consist of selling, general, and administrative (“SG&A”) expenses. The $6.3 million increase in SG&A expenses was mainly due to incremental operating expenses from the company’s recent acquisitions, which contributed $4.3 million of the increase. The remaining $2.0 million increase was primarily due to a higher provision for doubtful accounts compared with the same quarter a year ago, which was necessitated by year-over-year changes within the company’s trade accounts receivable.
Other (Income) Expense

	Three Months Ended		Favorable
	June 30		(Unfavorable)
	2007	2006	$	%
Other (income) expense
Other (income) expense, net	$(1,180)	$811	$1,991	245.5%
Interest income	(6,997)	(1,573)	5,424	344.8
Interest expense	230	1,444	1,214	84.1

Total other (income) expense	$(7,947)	$682	$8,629	1,265.2%

Other (income) expense, net. The 245.5% favorable change in other (income) expense, net was principally due to a $1.4 million gain recognized on the redemption of the company’s investment in an affiliated company during the current quarter. The investment, which was accounted for using the cost method, had a carrying value of $3.4 million and was redeemed by the affiliated company for $4.8 million, resulting in the gain.
Interest income and expense. The 344.8% favorable change in interest income was due to higher average cash and cash equivalent balance in the current quarter compared with the same period last year. The higher cash and cash equivalent balance was driven by the sale of the company’s KeyLink Systems Distribution Business for $485.0 million on March 31, 2007.
The 84.1% favorable change in interest expense was due to lower debt levels in the current quarter compared with the same period last year. Last year, the company’s outstanding debt consisted principally of $59.4 million in Senior Notes, which paid interest at an annual percentage rate of 9.5%. The Senior Notes matured in August 2006, thereby significantly reducing the company’s outstanding debt.
Income Tax Expense
The effective tax rate for continuing operations for the three-months ended June 30, 2007 was 43.3% compared with 41.2% for the same period last year. The increase in the effective tax rate is primarily due to the impact of incentive stock options granted during the current quarter. In addition, the Company recorded a discrete income tax benefit of $1.2 million related to the recognition of previously unrecognized tax benefits.
Business Combinations
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products, for $100.0 million in cash. In addition to the $100.0 million purchase price, Agilysys will pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million.
Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and Agilysys.

InfoGenesis, Inc.
On June 18, 2007, the company acquired all of the shares of InfoGenesis, Inc. (“InfoGenesis”), an independent software vendor and solution provider to the hospitality market, at a total acquisition cost of $90.1 million. Accordingly, the results of operations for InfoGenesis have been included in the accompanying condensed consolidated financial statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition will provide the company a complementary offering that will extend its reach into new segments of the hospitality market, broaden its customer base and increase its software application offerings.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $73.4 million has been assigned to goodwill. InfoGenesis had intangible assets with an estimated net book value of $18.2 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.
Stack Computer
On April 2, 2007, the company acquired all of the shares of Stack Computer (“Stack”), a premier technology integrator with a strong focus on high availability storage infrastructure solutions, at a total cost of $26.8 million. Accordingly, the results of operations for Stack have been included in the accompanying condensed consolidated financial statements from that date forward. Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. The company is currently assessing the fair value of the acquired net assets, including identified intangible assets. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Approximately $24.8 million is preliminarily attributable to tax-deductible goodwill.
Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems Corporation, a leading developer and marketer of Microsoft ® Windows ® -based software for the hospitality industry. Accordingly, the results of operations for Visual One Systems have been included in the accompanying condensed consolidated financial statements from that date forward. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $11.9 million has been assigned to goodwill. The company is still in the process of valuing intangible assets acquired in the transaction; accordingly, allocation of the acquisition cost is subject to modification in the future. Management expects to complete this analysis within one year. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.

Discontinued Operations
During 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. As of June 30, 2007, the working capital adjustment was estimated to have decreased the sale price by $10.0 million. Through the sale of KSG, the company exited all distribution-related business and exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility to accelerate growth both organically and through acquisitions. The sale of the KSG represented a disposal of a component of an entity. As such, the operating results of KSG have been reported as a component of discontinued operations. For the three-months ended June 30, 2006, discontinued operations include KSG revenue and net income from operations of $281.3 million and $9.5 million, respectively.
Restructuring Charges
2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of its KeyLink Systems Distribution Business. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits will be substantially complete in 2008.
2006 Restructuring Activity
During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.7 million to shut-down certain leased facilities. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of the company’s KeyLink Systems Distribution Business, professional services business and to execute a senior management realignment and consolidation of responsibilities. As of June 30, 2007, the remaining obligation from the 2006 restructuring activity was $51,000 and related to facility obligations. Payment of facility obligations is expected to continue through 2010.
Investment in Affiliated Company
During the three-months ended June 30, 2007, the company’s investment in a privately-held affiliated company was redeemed by the affiliated company for $4.8 million in cash. The investment, which was accounted for using the cost method, had a carrying value of $3.4 million. Accordingly, the company recognized a $1.4 million gain on redemption of the investment in the current quarter.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“Statement 159”). Statement 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. Statement 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. Statement 159 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The company is currently evaluating the impact that statement 159 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 was effective for the company on April 1, 2007. The adoption of Statement 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 has resulted in a cumulative effect adjustment to reduce beginning retained earnings by $2.9 million, which included tax, interest and penalties. At April 1, 2007, the company had a liability for unrecognized tax benefits of $6.6 million. Approximately $6.2 million of this, if recognized, would favorably affect the company’s effective tax rate. Approximately $1.2 million of this was recorded in the first quarter of fiscal year 2008. The company also had an accrual of $1.3 million for the payment of related interest and penalty.
The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of “selling, general and administrative expenses.” The company recognized $33,000 of interest expense and $80,000 of penalties related to unrecognized tax benefits in the first quarter of fiscal 2008.
The company anticipates completing multiple state income tax audits in the next 12 months which could reduce the accrual for unrecognized tax benefits by up to $0.9 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently under audit by the Internal Revenue Service for fiscal years 2005 and 2006. The company is also being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has tax years open back to and including 1998.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at June 30, 2007. The company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of June 30, 2007 and March 31, 2007, the company’s total debt balance was $1.0 million and $0.1 million, respectively, and consisted of capital lease obligations.
Revolving Credit Facility
The company currently has available a $200 million unsecured credit facility (“Facility”) that expires in 2010. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. The Facility contains various financial covenants that must be met the earlier of when the minimum available cash balance is less than $100 million, or December 31, 2007. There were no amounts outstanding under the Facility at June 30, 2007 or 2006.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the three-months ended June 30, 2007 and 2006:

	Three Months Ended		Increase
	June 30		(Decrease)
	2007	2006	$
Net cash provided by (used for) continuing operations:
Operating activities	$(130,673)	$(8,716)	$(121,957)
Investing activities	(108,983)	(804)	(108,179)
Financing activities	(205)	(714)	509
Effect of foreign currency fluctuations on cash	1,019	96	923

Cash flows used for continuing operations	(238,842)	(10,138)	(228,704)
Net cash used for discontinued operations	98	(15,029)	15,127

Net decrease in cash and cash equivalents	$(238,744)	$(25,167)	$(213,577)

Cash Flow Used for Operating Activities. The $122.0 change in cash flow used for operating activities was principally due to the company’s payment of income taxes during the current quarter, which were unusually high as a result of the gain on sale of the company’s KeyLink Systems Distribution Business in March 2007. The cash outflow for income taxes was offset by an improvement in cash receipts from customer credit collections, as the company experienced an improvement in its days sales outstanding.
Cash Flow Used for Investing Activities. The $108.2 change in cash flow used for investing activities was principally due to the company’s acquisition of Stack Computer and InfoGenesis, Inc. during the current quarter. Both acquisitions were funded with cash on hand. The cash outflow for the business acquisitions was offset by $4.8 million received from the redemption of the company’s investment in an affiliated company during the current quarter.
Cash Flow Provided by (Used for) Financing Activities. The $0.5 million increase in cash flow provided by financing activities was principally by an increase in proceeds received from the exercise of stock options during the quarter compared with the same period last year.
Contractual Obligations
As a result of the adoption of FIN 48 on April 1, 2007, the company recognized an additional long-term liability of approximately $2.9 million for unrecognized tax benefits, of which the timing of payment cannot be reasonably estimated. Since March 31, 2007, there have been no other material changes to the contractual obligations summarized under the “Contractual Obligations” section of Item 7 in the company’s Annual Report on Form 10-K for the year ended March 31, 2007 (“Annual Report”).
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
A detailed description of the company’s critical accounting policies can be found in the company’s Annual Report. There have been no significant changes to those critical accounting policies other than the company’s accounting for income tax uncertainties upon adoption of FIN 48 on April 1, 2007, which is discussed above under “Recently Issued Accounting Pronouncements”.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to, those described below in Item 1A, “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the company’s Annual Report. There have been no material changes in the company’s market risk exposures since March 31, 2007.
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
Based upon this evaluation, the company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2007, concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
Changes in internal control over financial reporting. During the first quarter of 2008, the company completed the acquisitions of Stack Computer and InfoGenesis, Inc. The company is in the process of evaluating the internal controls over financial reporting as of June 30, 2007 for the acquisitions of Stack Computer and InfoGenesis, Inc. There were no other changes in the company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
A detailed description of the company’s risk factors can be found in the company’s Annual Report. There have been no material changes from the risk factors summarized in our Annual Report. Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described in our Annual Report in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The special risk considerations described in our Annual Report are not the only ones facing Agilysys. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following special risk considerations actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common shares could decline, and you may lose all or part of your investment.
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

AGILYSYS, INC.

Date: August 2, 2007	/s/ Arthur Rhein Arthur Rhein
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2007	/s/ Martin F. Ellis
Martin F. Ellis
Executive Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)