Form 10-Q
period 2007-09-30
AGILYSYS INC
filed 2007-11-02
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2007
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
Large accelerated filer   ☐       Accelerated filer   ☑       Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐       No   ☑
The number of Common Shares of the registrant outstanding as of October 26, 2007 was 26,390,625.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
(In thousands, except share and per share data)	2007	2006	2007	2006
Net sales
Products	$161,507	$71,319	$264,909	$154,640
Services	34,724	26,615	59,685	50,359

Total net sales	196,231	97,934	324,594	204,999
Cost of goods sold
Products	141,072	67,557	231,518	140,033
Services	12,346	5,859	17,947	11,699

Total cost of goods sold	153,418	73,416	249,465	151,732

Gross margin	42,813	24,518	75,129	53,267
Operating expenses
Selling, general and administrative expenses	46,358	31,520	83,981	62,884
Restructuring charges (credits)	5	(44)	31	(78)

Operating loss	(3,550)	(6,958)	(8,883)	(9,539)
Other expenses (income)
Other expense (income), net	260	83	(920)	894
Interest income	(3,654)	(1,209)	(10,651)	(2,782)
Interest expense	204	574	434	2,018

Income (loss) before income taxes	(360)	(6,406)	2,254	(9,669)
Income tax benefit	1,784	1,598	1,827	2,077

Income (loss) from continuing operations	1,424	(4,808)	4,081	(7,592)
Income from discontinued operations, net of taxes of $1,107 and $5,579 for the three-months ended September 30, 2007 and 2006, respectively and $1,068 and $10,790 for the six-months ended September 30, 2007, and 2006, respectively	2,016	10,300	1,951	19,835

Net income	$3,440	$5,492	$6,032	$12,243

Earnings per share — basic and diluted
Income (loss) from continuing operations	$0.05	$(0.16)	$0.13	$(0.25)
Income from discontinued operations	0.06	0.34	0.06	0.65

Net income	$0.11	$0.18	$0.19	$0.40

Weighted average shares outstanding
Basic	31,283,478	30,565,749	31,333,014	30,545,366
Diluted	31,915,716	30,565,749	32,106,268	30,545,366

Cash dividends per share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2007 are unaudited)

	September 30	March 31
(In thousands)	2007	2007
ASSETS
Current assets Cash and cash equivalents	$167,816	$604,667
Accounts receivable, net	172,171	116,735
Inventories, net	16,480	9,922
Deferred income taxes	3,821	3,092
Prepaid expenses and other current assets	5,464	3,494
Assets of discontinued operations — current	174	206

Total current assets	365,926	738,116
Goodwill	280,785	93,197
Intangible assets, net	29,122	8,716
Investments in affiliated companies	6,903	11,231
Other non-current assets	25,818	30,701
Property and equipment, net	26,231	17,279

Total assets	$734,785	$899,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$119,771	$84,286
Income taxes payable	—	134,607
Accrued and other current liabilities	38,886	32,305
Liabilities of discontinued operations — current	914	162

Total current liabilities	159,571	251,360
Other non-current liabilities	28,028	20,813
Liabilities of discontinued operations — noncurrent	141	223
Shareholders’ equity
Common shares	9,366	9,333
Treasury shares	(1,397)	(10)
Capital in excess of stated value	48,626	129,750
Retained earnings	490,695	489,435
Accumulated other comprehensive loss	(245)	(1,664)

Total shareholders’ equity	547,045	626,844

Total liabilities and shareholders’ equity	$734,785	$899,240

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
(In thousands)	2007	2006
Operating activities:
Net income	$6,032	$12,243
Less: Income from discontinued operations	(1,951)	(19,835)

Income (loss) from continuing operations	4,081	(7,592)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Gain on redemption of investment in affiliated company	(1,330)	—
Loss on disposal of property and equipment	—	373
Depreciation	1,184	819
Amortization	4,060	3,268
Deferred income taxes	(456)	3,464
Stock based compensation	3,219	1,413
Excess tax benefit from exercise of stock options	(97)	(44)
Changes in working capital:
Accounts receivable	26,529	29,345
Inventories	3,454	973
Accounts payable	(31,746)	(14,879)
Accrued liabilities	(16,362)	(9,981)
Income taxes payable	(134,671)	(687)
Other changes, net	721	(672)
Other non-cash adjustments	(1,096)	(289)

Total adjustments	(146,591)	13,103

Net cash (used for) provided by operating activities	(142,510)	5,511

Investing activities:
Proceeds from redemption of investment in affiliated company	4,770	—
Acquisition of businesses, net of cash acquired	(212,752)	—
Proceeds from escrow settlement	—	423
Purchase of property and equipment	(3,702)	(1,353)

Net cash used for investing activities	(211,684)	(930)

Financing activities:
Purchase of treasury shares	(86,087)	—
Dividends paid	(1,884)	(1,833)
Issuance of common shares	1,447	778
Principal payment under long term obligations	(171)	(59,481)
Excess tax benefit from exercise of stock options	97	44

Net cash used for financing activities	(86,598)	(60,492)

Effect of exchange rate changes on cash	1,289	111

Cash flows used for continuing operations	(439,503)	(55,800)
Cash flows of discontinued operations
Operating cash flows	2,652	3,620
Investing cash flows	—	60

Net decrease in cash	(436,851)	(52,120)
Cash at beginning of period	604,667	147,850

Cash at end of period	$167,816	$95,730

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
The condensed consolidated balance sheet as of September 30, 2007, as well as the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended September 30, 2007 and 2006 have been prepared by the company without audit. However, the financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The company is currently evaluating the impact that statement 157 will have on its financial position, results of operations and cash flows.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. At April 1, 2007 (the adoption date of FIN 48), the company had a liability for unrecognized tax benefits of $6.6 million. Approximately $6.2 million of this, if recognized, would favorably affect the company’s effective tax rate.
In connection with business acquisitions made during the current year, the company has assumed liabilities for unrecognized tax benefits of $1.6 million.
Approximately $1.7 million and $2.8 million of unrecognized tax benefits were recognized during the three and six months ended September 30, 2007, respectively, for effective settlement with tax authorities in certain jurisdictions.
The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. The company recognized $79,000 of interest and penalty benefit and $34,000 of interest and penalty expense related to unrecognized tax benefits during the three and six months ended September 30, 2007. The company had approximately $1.0 million for the payment of interest and penalties accrued at September 30, 2007.
The company anticipates the completion of a state income tax audit in the next 12 months which could reduce the accrual for unrecognized tax benefits by $0.2 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.

The company is currently under audit by the Internal Revenue Service (“IRS”) for 2005 and 2006. The company is also being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has tax years open back to and including 1998.
3. Recent Acquisitions
In accordance with FASB Statement No. 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
2008 Acquisitions
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovativ”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovativ have been included in the accompanying condensed consolidated financial statements from that date forward. Innovativ is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovativ establishes a new and significant relationship between Sun Microsystems and the company. Innovativ was acquired for a total cost of $108.6 million. Additionally, the company will pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $92.1 million has been assigned to goodwill. However, management is still in the process of assessing the fair value of certain acquired assets, including intangible assets, and expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Innovativ acquisition will be deductible for income tax purposes.
InfoGenesis
On June 18, 2007, the company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. Accordingly, the results of operations for InfoGenesis have been included in the accompanying condensed consolidated financial statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition will provide the company a complementary offering that will extend its reach into new segments of the hospitality market, broaden its customer base and increase its software application offerings. InfoGenesis was acquired for a total acquisition cost of $90.7 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $75.2 million has been assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.

Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovativ acquisitions occurred on April 1:

	Three Months Ended	Six Months Ended
	September 30	September 30
	2006	2007	2006
Net Sales	$162,258	$405,528	$360,381

Income (loss) from continuing operations	(2,926)	5,534	92
Net income	5,154	7,496	17,510
Earnings per share — basic
Income (loss) from continuing operations	(0.10)	0.18	—
Net income	0.17	0.24	0.57
Earnings per share —diluted
Income (loss) from continuing operations	(0.10)	0.17	—
Net income	0.17	0.23	0.57
Pro forma disclosures for the three months ended September 30, 2007 are not presented because the operating results of InfoGenesis and Innovativ are already recognized in the condensed consolidated statement of operations.
Stack Computer
On April 2, 2007, the company acquired all of the shares of Stack Computer, Inc. (“Stack”), a premier technology integrator with a strong focus on high availability storage infrastructure solutions. Accordingly, the results of operations for Stack have been included in the accompanying condensed consolidated financial statements from that date forward. Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $26.9 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $25.0 million has been assigned to goodwill. The company is currently assessing the fair value of the acquired net assets, including intangible assets. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Stack acquisition will be deductible for income tax purposes.
2007 Acquisition
Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems Corporation (“Visual One Systems”), a leading developer and marketer of Microsoft® Windows® -based software for the hospitality industry. Accordingly, the results of operations for Visual One Systems have been included in the accompanying condensed consolidated financial statements from that date forward. The acquisition provides the company additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $7.0 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.

During the quarter ended September 30, 2007, management assigned $4.9 million of the acquisition cost to identifiable intangible assets as follows: $3.8 million to developed technology, which will be amortized over 6 years using the straight-line amortization method; $0.6 million to non-compete agreements, which will be amortized over 8 years using the straight-line amortization method; and $0.5 million to customer relationships, which will be amortized over 5 years using an accelerated amortization method. The cumulative amortization expense of $0.7 million relating to the identified intangible assets from the acquisition date through September 30, 2007 was recognized during the second quarter of 2008.
4. Discontinued Operations
Sale of Assets and Operations of KeyLink Systems Distribution Business
On March 31, 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. During the current quarter, the final working capital adjustment of $10.8 million was settled and paid. Through the sale of KSG, the company exited all distribution-related businesses and now sells solely directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG have been reported as a component of discontinued operations.
The income from discontinued operations for the three months ended September 30, 2006 includes KSG net sales of $287.5 million, pre-tax income of $15.9 million and net income of $10.3 million. The income from discontinued operations for the six months ended September 30, 2006 includes KSG net sales of $568.8 million, pre-tax income of $30.6 million and net income of $19.8 million.
Income from discontinued operations for the three and six months ended September 30, 2007 consists primarily of the settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.
5. Comprehensive Income
Comprehensive income includes net income and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the company’s comprehensive income:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$3,440	$5,492	$6,032	$12,243
Foreign currency translation adjustment	423	(323)	1,535	(861)
Unrealized gains (losses) on securities:
Arising during the period	9	94	(74)	43
Reclassification to net income	(41)	(10)	(42)	(10)

Total comprehensive income	$3,831	$5,253	$7,451	$11,415

6. Restructuring Charges
2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits are expected to be substantially complete in 2008.

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
Approximately $35,000 is expected to be paid during the remainder of 2008 for ongoing facility obligations. Such facility obligations are expected to continue through 2010.
Reconciliation of Restructuring Liabilities
Following is a reconciliation of the beginning and ending balances of the restructuring liabilities:

	Severance
	and other
	employee
	costs	Facilities	Total
Balance at April 1, 2007	$535	$100	$635
Accretion of lease obligations	—	2	2
Payments	(252)	(17)	(269)

Balance at June 30, 2007	283	85	368
Accretion of lease obligations	—	2	2
Payments	(177)	(18)	(195)

Balance at September 30, 2007	$106	$69	$175

Components of Restructuring Credit (Charge)
Following is a reconciliation of the restructuring charge (credit) included in the accompanying condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Accretion of lease obligations	$2	$85	$4	$198
Write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs	3	127	27	335
Adjustments to the remaining facility obligations	—	(256)	—	(611)

Restructuring charges (credits)	$5	$(44)	$31	$(78)

The $0.3 million and the $0.6 million adjustments in the prior year represent adjustments for sub-lease and early termination agreements, with an offset to the restructuring charges (credits) in the condensed consolidated statement of operations.
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
As of September 30, 2007, there were no stock appreciation rights or restricted share units awarded from the plan.
Stock Options
Compensation expense charged to operations during the six months ended September 30, 2007 and 2006 relating to stock options was $1.7 million and $1.2 million, respectively. The total income tax benefit recognized in operations during the six months ended September 30, 2007 and 2006 was $0.1 million and $0.3 million, respectively. As of September 30, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $3.5 million, which is expected to be recognized over a weighted-average period of 14 months.
The following table summarizes stock option activity during the six months ended September 30, 2007 for stock options awarded by the company under the stock incentive plan and prior plans.

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at April 1, 2007	3,394,748	$13.61
Granted	280,000	22.21
Exercised	(108,038)	13.38
Cancelled	(20,000)	20.62
Expired	(11,800)	14.57
Forfeited	—	—

Outstanding at September 30, 2007	3,534,910	$14.26

Exercisable at September 30, 2007	2,516,306	$13.06

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grant during the six months ended September 30, 2007:

Dividend yield	0.7%
Risk-free interest rate	4.9%
Expected life	6.0 years
Expected volatility	43.8%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects historical exercise patterns. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the six-months ended September 30, 2007 was $10.27.

The following table summarizes the status of stock options outstanding at September 30, 2007.

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price
$6.63 — $8.29	138,400	$7.63	5.3	138,400	$7.63
$8.29 — $9.95	230,876	8.72	3.3	212,376	8.71
$9.95 — $11.61	30,000	11.17	3.8	30,000	11.17
$11.61 — $13.26	364,800	12.82	2.9	356,700	12.83
$13.26 — $14.92	1,602,500	13.88	5.7	1,602,500	13.88
$14.92 — $16.58	903,334	15.70	8.7	176,330	15.82
$16.58 — $22.21	265,000	22.21	9.6	—	—

	3,534,910			2,516,306

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period. Compensation expense charged to operations for non-vested share awards was $1.1 million and $57,000 for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $1.4 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 24 months.
The following table summarizes non-vested share activity during the six-months ended September 30, 2007 for restricted shares awarded by the company under the stock incentive plan and prior plans.

Outstanding at April 1, 2007	18,750
Granted	108,000
Vested	(38,250)
Forfeited	—

Outstanding at September 30, 2007	88,500

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
Performance Shares
Compensation expense charged to operations for performance share awards was $0.4 million for the six months ended September 30, 2007. As of September 30, 2007, there was $2.9 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 30 months.
The following table summarizes performance share activity during the six months ended September 30, 2007:

Outstanding at April 1, 2007	—
Granted	152,000
Vested	—
Forfeited	—

Outstanding at September 30, 2007	152,000

The company granted shares to certain executives of the company, the vesting of which is contingent upon meeting various company-wide performance goals. The performance shares contingently vest over three years. The fair value of the performance share grant is determined based on the closing price of the company’s shares on the grant date and assumes that performance goals will be met. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed.
8. Income Taxes
Income tax expense for the three and six months ended September 30, 2007 and 2006 is based on the company’s estimate of the effective tax rate expected to be applicable for the full year. The tax effect of discrete items is recognized in the period in which they occur as an adjustment to the income tax provision rather than included in the estimated annual effective income tax rate.
The company’s effective income tax rate for continuing operations are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Effective income tax rate	(35.8)%	(25.0)%	44.5%	(21.5)%
The effective income tax rates (expense and benefit) for continuing operations differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility for meals and entertainment costs, and compensation associated with incentive stock option awards.
The income tax provision for the three and six months ended September 30, 2007 include tax benefits of $1.7 million and $2.8 million, respectively, for the recognition of previously unrecognized income tax benefits associated with the effective settlement with tax authorities in certain jurisdictions.
9. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations — basic and diluted	$1,424	$(4,808)	$4,081	$(7,592)

Denominator:
Weighted average shares outstanding — basic	31,283	30,566	31,333	30,545
Effect of dilutive securities:
Stock options and unvested restricted stock	632	—	773	—

Weighted average shares outstanding — diluted	31,915	30,566	32,106	30,545
Earnings (loss) per share from continuing operations
Basic and Diluted	$0.05	$(0.16)	$0.13	$(0.25)
For the three and six months ended September 30, 2007 and 2006, options on 0.3 million and 0.4 million shares, respectively, of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.
See Note 13 for a discussion of the company’s repurchase of common shares, which will continue to have an impact on weighted average shares outstanding in future periods.

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
11. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the six-months ended September 30, 2007 are as follows:

Balance at April 1, 2007	$93,197
Goodwill acquired — Innovativ	92,136
Goodwill acquired — InfoGenesis	75,153
Goodwill acquired — Stack	25,033
Goodwill adjustment —Visual One	(4,905)
Impact of foreign currency translation	171

Balance at September 30, 2007	$280,785

Intangible Assets
The following table summarizes the company’s intangible assets at September 30, 2007 and March 31, 2007:

	September 30, 2007			March 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$19,676	$(9,724)	$9,952	$14,700	$(8,324)	$6,376
Non-competition agreements	1,910	(757)	1,153	1,310	(587)	723
Developed technology	8,285	(1,968)	6,317	1,470	(753)	717
Patented technology	80	(80)	—	80	(80)	—

	29,951	(12,529)	17,422	17,560	(9,744)	7,816
Unamortized intangible assets:
Trade names	11,700	N/A	11,700	900	N/A	900

Total intangible assets	$41,651	$(12,529)	$29,122	$18,460	$(9,744)	$8,716

Customer relationships are being amortized over estimated useful lives between four and ten years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology is being amortized over estimated useful lives between one and eight years; and patented technology was amortized over an estimated useful life of three years.
Amortization expense relating to intangible assets for the six months ended September 30, 2007 and 2006 was $2.8 million and $1.6 million, respectively.

The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2008 and each of the five succeeding fiscal years is as follows:

Amount
Year ending March 31
2008 (remaining six months)	$3,000
2009	4,500
2010	2,700
2011	2,400
2012	1,800
2013	1,500

Total estimated amortization expense	$15,900

12. Investments
The following table summarizes the company’s investments in affiliated companies at September 30, 2007 and March 31, 2006:

	September 30	March 31
	2007	2007
Magirus AG	$6,903	$7,788
Other non-marketable equity securities	—	3,443

Total	$6,903	$11,231

The other non-marketable equity securities consisted of capital stock in a privately held company where a market value was not readily available and the company did not exercise significant influence over its operating and financial policies. As such, the investment was stated at cost. During the six months ended September 30, 2007, the investment was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the condensed consolidated statement of operations.
13. Capital Stock
In August 2007, in fulfillment of the company’s previously disclosed intention to return capital to shareholders, the company announced a modified “Dutch auction” tender offer for up to 6,000,000 of the company’s common shares. On September 19, 2007, the company accepted for purchase 4,653,287 of the company’s common shares at a purchase price of $18.50 per share, for a total cost of approximately $86.1 million, excluding related transaction costs. The tender offer was funded through cash on hand. The company uses the par value method to account for treasury stock. Accordingly, the treasury stock account is charged only for the aggregate stated value of the shares reacquired, or $0.30 per share. The capital in excess of stated value is charged for the difference between cost and stated value.
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provides for the purchase of up to 2,000,000 of the company’s common shares. In accordance with Securities and Exchange Commission rules, purchases under the plan did not begin until at least 10 business days after the termination of the tender offer. As of October 26, 2007, 445,602 common shares have been repurchased for total cost of approximately $7.6 million under the plan, excluding related transaction costs. The company anticipates that the plan will be in place for up to one year following the expiration of the tender offer.

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
Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology—including hardware, software and services—to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Boca Raton, Florida, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China.
As disclosed in previous filings, the company sold its KeyLink Systems Distribution business (“KSG”) in March 2007 and now operates solely as an IT solutions provider. The following long-term goals were established by the company with the divestiture of KSG:
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
Since the divestiture of KSG, the company has completed several acquisitions as it looks to achieve its long-term goals. For the quarter ended September 30, 2007, recently acquired companies contributed $80.0 million to the year-over-year increase in net sales, $16.4 million to the increase in gross margin, and $2.2 million to the improvement in operating results. The company’s current position, strong cash balance and successful integration of recent acquisitions will enable us to continue executing towards our long-term goals.
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

Results of Operations — Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	September 30		(Decrease)
	2007	2006	$	%
Net sales
Product	$161,507	$71,319	$90,188	126.5%
Service	34,724	26,615	8,109	30.5

Total	196,231	97,934	98,297	100.4
Cost of goods sold
Product	141,072	67,557	73,515	108.8
Service	12,346	5,859	6,487	110.7

Total	153,418	73,416	80,002	109.0

Gross margin	42,813	24,518	18,295	74.6
Gross margin percentage	21.8%	25.0%
Operating expenses
Selling, general and administrative expenses	46,358	31,520	14,838	47.1
Restructuring charges (credits)	5	(44)	49	111.4

Operating loss	$(3,550)	$(6,958)	$3,408	49.0%

Operating loss margin	(1.8%)	(7.1%)
Net Sales. The $98.3 million increase in net sales was principally due to incremental sales from the company’s recent acquisitions, which accounted for $80.0 million, or 81.4%, of the increase. In particular, sales resulting from the acquisition of Innovative Systems Design, Inc. (“Innovativ”) accounted for $51.7 million of the $80.0 million incremental sales achieved during the quarter. The acquisition of Innovativ expanded the company’s IT solutions offerings to provide for the sale of Sun Microsystems server and storage products, which were not offered by the company prior to the acquisition. The balance of the $80.0 million incremental sales resulted from the company’s recent acquisitions of InfoGenesis, Stack Computer, and Visual One Systems.
Aside from the $80.0 million incremental sales from the company’s recent acquisitions, net sales from the company’s existing business increased $18.3 million, or 18.7%, compared with last year. The year-over-year increase in existing business net sales was principally due to higher volume of hardware sales.
Sales by product category were as follows:

	Three Months Ended		Increase
	September 30		(Decrease)
	2007	2006	$	%
Hardware	$146,924	$65,028	$81,896	125.9%
Software	14,583	6,291	8,292	131.8
Services	34,724	26,615	8,109	30.5

Total	$196,231	$97,934	$98,297	100.4%

Of the $81.9 million increase in hardware sales, $65.5 million was the result of incremental sales from the company’s recent acquisitions. Hardware sales of Sun Microsystems products resulting from the company’s acquisition of Innovativ accounted for approximately 75.0% of the $65.5 million incremental sales.
Aside from the $65.5 million incremental hardware sales from the company’s recent acquisitions, hardware sales from the company’s existing business increased $16.4 million, or 25.2%, compared with last year. The increase in hardware sales from the company’s existing business was mainly due to higher sales of server technology.

Of the $8.3 million in software sales, $4.6 million was the result of incremental sales from the company’s recent acquisitions. The remaining $3.7 million increase in software sales was mainly due to higher sales of remarketed software offerings from the company’s existing business.
The $8.1 million increase in service revenue was the result of incremental sales from the company’s recent acquisitions.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the operating results for the full year 2008.
Gross Margin. The $18.3 million increase in gross margin was due to the corresponding increase in net sales. The decline of 3.2 percentage points in gross margin percentage was principally due to a higher mix of hardware sales in the company’s total sales for the current quarter compared with the same period last year. Hardware sales traditionally carry a lower gross margin percentage compared to sales of software and services.
Operating Expenses. The company’s operating expenses principally consist of selling, general, and administrative (“SG&A”) expenses. The $14.8 million increase in SG&A expenses was mainly due to incremental operating expenses from the company’s recent acquisitions, which contributed $14.3 million of the increase.
Other (Income) Expense

	Three Months Ended		Favorable
	September 30		(Unfavorable)
	2007	2006	$	%
Other (income) expense
Other (income) expense, net	$260	$83	$(177)	(213.2)%
Interest income	(3,654)	(1,209)	2,445	202.2
Interest expense	204	574	370	64.5

Total other (income) expense	$(3,190)	$(552)	$2,638	477.9%

Interest income and expense. The 202.2% favorable change in interest income was due to higher average cash and cash equivalent balance in the current quarter compared with the same period last year, as the yield earned on the company’s short-term investments remained relatively consistent year-over-year. The higher cash and cash equivalent balance was driven by the sale of KSG.
The 64.5% favorable change in interest expense was due to lower average debt levels in the current quarter compared with the same period last year. Last year, $59.4 million in Senior Notes were outstanding until they matured in August 2006. The Senior Notes paid interest at an annual percentage rate of 9.5% through the date of their retirement.
Income Tax Expense
The effective tax rate for continuing operations for the three months ended September 30, 2007 was (35.8)% compared with (25.0)% for the second quarter in the prior year. The effective income tax rates for continuing operations differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility for meals and entertainment costs, and compensation associated with incentive stock option awards.
The income tax provision for the three months ended September 30, 2007 includes a tax benefit of $1.7 million for the recognition of previously unrecognized income tax benefits associated with the effective settlement with tax authorities in certain jurisdictions.

Results of Operations — Year to Date
Net Sales and Operating Income

	Six Months Ended		Increase
	September 30		(Decrease)
	2007	2006	$	%
Net sales
Product	$264,909	$154,640	$110,269	71.3%
Service	59,685	50,359	9,326	18.5

Total	324,594	204,999	119,595	58.3
Cost of goods sold
Product	231,518	140,033	91,485	65.3
Service	17,947	11,699	6,248	53.4

Total	249,465	151,732	97,733	64.4

Gross margin	75,129	53,267	21,862	41.0
Gross margin percentage	23.1%	26.0%
Operating expenses
Selling, general and administrative expenses	83,981	62,884	21,097	33.5
Restructuring charges (credits)	31	(78)	109	139.7

Operating loss	$(8,883)	$(9,539)	$656	6.9%

Operating loss margin	(2.7)%	(4.7)%
Net Sales. The $119.6 million increase in net sales was principally due to incremental sales from the company’s recent acquisitions, which accounted for $92.0 million, or 76.9%, of the increase. Consistent with the company’s quarter-to-date operating results, sales resulting from the acquisition of Innovativ accounted for a significant portion of incremental sales achieved during the six months ended September 30, 2007, or $51.7 million. As previously noted, the acquisition of Innovativ expanded the company’s IT solutions offerings to provide for the sale of Sun Microsystems server and storage products, which were not offered by the company prior to the acquisition of Innovativ. The balance of the $92.0 million incremental sales resulted from the company’s recent acquisitions of InfoGenesis, Stack Computer, and Visual One Systems.
Aside from the $92.0 million incremental sales from the company’s recent acquisitions, net sales from the company’s existing business increased $27.6 million, or 13.5%, compared with last year. The year-over-year increase in existing business net sales was principally due to higher volume of hardware sales.
Sales by product category were as follows:

	Six Months Ended		Increase
	September 30		(Decrease)
	2007	2006	$	%
Hardware	$237,948	$140,781	$97,167	69.0%
Software	26,961	13,859	13,102	94.5
Services	59,685	50,359	9,326	18.5

Total	$324,594	$204,999	$119,595	58.3%

Of the $97.2 million increase in hardware sales, $69.0 million was the result of incremental sales from the company’s recent acquisitions. Hardware sales of Sun Microsystems products resulting from the company’s acquisition of Innovativ accounted for approximately 70.2% of the $69.0 million incremental sales.
Aside from the $69.0 million incremental hardware sales from the company’s recent acquisitions, hardware sales from the company’s existing business increased $28.2 million, or 20.0%, compared with last year. The increase in hardware sales from the company’s existing business was mainly due to higher sales of midrange server and storage technologies.

Of the $13.1 million increase in software sales, $5.9 million was the result of incremental sales from the company’s recent acquisitions. The remaining $7.2 million increase in software sales was mainly due to higher sales of remarketed software offerings from the company’s existing business.
The $9.3 million increase in service revenue was the result of incremental sales from the company’s recent acquisitions.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the operating results for the full year 2008.
Gross Margin. The $21.9 million increase in gross margin was due to the corresponding increase in net sales. Consistent with the company’s quarter-to-date operating results, the decline of 2.9 percentage points in gross margin percentage was principally due to a higher mix of hardware sales in the company’s total sales compared with the prior year. Hardware sales traditionally carry a lower gross margin percentage compared to sales of software and services.
Operating Expenses. The company’s operating expenses principally consist of SG&A expenses. The $21.1 million increase in SG&A expenses was mainly due to incremental operating expenses from the company’s recent acquisitions, which contributed $18.2 million, or 86.3%, of the increase.
Other (Income) Expense

	Six Months Ended		Favorable
	September 30		(Unfavorable)
	2007	2006	$	%
Other (income) expense
Other (income) expense, net	$(920)	$894	$1,814	202.9%
Interest income	(10,651)	(2,782)	7,869	282.9
Interest expense	434	2,018	1,584	78.5

Total other (income) expense	$(11,137)	$130	$11,267	8,666.9%

Other (income) expense, net. The 202.9% favorable change in other (income) expense, net was principally due to a $1.4 million gain recognized on the redemption of the company’s investment in an affiliated company in the first quarter of the current year. The investment, which was accounted for using the cost method, had a carrying value of $3.4 million and was redeemed by the affiliated company for $4.8 million, resulting in the pre-tax gain. Additionally, the company recognized a $0.6 million increase in foreign currency transaction gains during the current year compared with last year due to changes in exchange rates. These favorable changes were principally offset by a year-over-year decline in earnings from the company’s equity method investment.
Interest income and expense. The 282.9% favorable change in interest income was due to higher average cash and cash equivalent balance in the current year compared with last year, as the yield earned on the company’s short-term investments remained relatively consistent year-over-year. The higher cash and cash equivalent balance was driven by the sale of KSG for $485.0 million on March 31, 2007.
The 78.5% favorable change in interest expense was due to lower average debt levels in the current year compared with last year. Last year, $59.4 million in Senior Notes were outstanding until they matured in August 2006. The Senior Notes paid interest at an annual percentage rate of 9.5% through their maturity date.

Income Tax Expense
The effective tax rate for continuing operations for the six months ended September 30, 2007 was 44.5% compared with (21.5)% for the second quarter in the prior year. The effective income tax rates for continuing operations differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility for meals and entertainment costs, and compensation associated with incentive stock option awards.
The income tax provision for the six months ended September 30, 2007 includes a tax benefit of $2.8 million for the recognition of previously unrecognized income tax benefits associated with the effective settlement with tax authorities in certain jurisdictions.
Capital Stock
In August 2007, in fulfillment of the company’s previously disclosed intention to return capital to shareholders, the company announced a modified “Dutch auction” tender offer for up to 6,000,000 of the company’s common shares. On September 19, 2007, the company accepted for purchase 4,653,287 of the company’s common shares at a purchase price of $18.50 per share, for a total cost of approximately $86.1 million, excluding related transaction costs. The tender offer was funded through cash on hand.
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provides for the purchase of up to 2,000,000 of the company’s common shares. In accordance with Securities and Exchange Commission rules, purchases under the plan did not begin until at least 10 business days after the termination of the tender offer. As of October 26, 2007, 445,602 common shares have been repurchased for total cost of approximately $7.6 million under the plan, excluding related transaction costs. The company anticipates that the plan will be in place for up to one year following the expiration of the tender offer.
Business Combinations
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovativ, the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Innovativ is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovativ establishes a new and significant relationship between Sun Microsystems and Agilysys. Innovativ was acquired for a total cost of $108.6 million. Additionally, the company will pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $92.1 million has been assigned to goodwill. However, management is still in the process of assessing the fair value of certain acquired assets, including intangible assets. As such, the amount of acquisition cost allocated to goodwill will change in the near future. Goodwill resulting from the Innovativ acquisition will be deductible for income tax purposes.
InfoGenesis, Inc.
On June 18, 2007, the company acquired all of the shares of InfoGenesis, an independent software vendor and solution provider to the hospitality market. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition will provide the company a complementary offering that will extend its reach into new segments of the hospitality market, broaden its customer base and increase its software application offerings. InfoGenesis was acquired for a total acquisition cost of $90.7 million.

Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $75.2 million has been assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.
Stack Computer
On April 2, 2007, the company acquired all of the shares of Stack. Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $26.9 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $25.0 million has been assigned to goodwill. The company is currently assessing the fair value of the acquired net assets, including intangible assets. Management expects to complete this analysis within one year. Accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Stack acquisition will be deductible for income tax purposes.
Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems, a leading developer and marketer of Microsoft® Windows®-based software for the hospitality industry. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $7.0 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.
During the quarter ended September 30, 2007, management assigned $4.9 million of the acquisition cost to identifiable intangible assets as follows: $3.8 million to developed technology, which will be amortized over 6 years using the straight-line method; $0.6 million to non-compete agreements, which will be amortized over 8 years using the straight-line amortization method; and $0.5 million to customer relationships, which will be amortized over 5 years using an accelerated amortization method. The cumulative amortization expense of $0.7 million relating to the identified intangible assets from the acquisition date through September 30, 2007 was recognized during the second quarter of 2008.
Discontinued Operations
On March 31, 2007, the company sold the assets and operations of KSG for $485.0 million in cash, subject to a working capital adjustment. During the second quarter of 2008, the final working capital adjustment of $10.8 million was settled and paid. Through the sale of KSG, the company exited all distribution-related business and exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility to accelerate growth both organically and through acquisitions. The sale of the KSG represented a disposal of a component of an entity. As such, the operating results of KSG have been reported as a component of discontinued operations.

The income from discontinued operations for the three months ended September 30, 2006 includes KSG net sales of $287.5 million, pre-tax income of $15.9 million and net income of $10.3 million. The income from discontinued operations for the six months ended September 30, 2006 includes KSG net sales of $568.8 million, pre-tax income of $30.6 million and net income of $19.8 million.
Income from discontinued operations for the three and six months ended September 30, 2007 consists primarily of the settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.
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
2006 Restructuring Activity
During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Facilities costs represented the present value of qualifying exit costs, offset by an estimate for future sublease income. As part of the restructuring effort, the company incurred costs of $1.7 million to shut-down certain leased facilities. The remaining $2.5 million of the restructuring charge was incurred to reduce the workforce of KSG, professional services business and to execute a senior management realignment and consolidation of responsibilities. As of September 30, 2007, the remaining obligation from the 2006 restructuring activity was $69,000 and related to facility obligations. Payment of facility obligations is expected to continue through 2010.
Investment in Affiliated Company
During the six months ended September 30, 2007, the company’s investment in a privately-held affiliated company was redeemed by the affiliated company for $4.8 million in cash. The investment, which was accounted for using the cost method, had a carrying value of $3.4 million. Accordingly, the company recognized a $1.4 million pre-tax gain on redemption of the investment in the first quarter of 2008.
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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The company is currently evaluating the impact that statement 157 will have on its financial position, results of operations and cash flows.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. At April 1, 2007 (the adoption date of FIN 48), the company had a liability for unrecognized tax benefits of $6.6 million. Approximately $6.2 million of this, if recognized, would favorably affect the company’s effective tax rate.
In connection with business acquisitions made during the current year, the company has assumed liabilities for unrecognized tax benefits of $1.6 million.
Approximately $1.7 million and $2.8 million of unrecognized tax benefits were recognized during the three and six-months ended September 30, 2007, respectively, for effective settlement with tax authorities in certain jurisdictions.
The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. The company recognized $79,000 of interest and penalty benefit and $34,000 of interest and penalty expense related to unrecognized tax benefits during the three and six-months ended September 30, 2007. The company had approximately $1.0 million for the payment of interest and penalties accrued at September 30, 2007.
The company anticipates the completion of a state income tax audit in the next 12 months which could reduce the accrual for unrecognized tax benefits by $0.2 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently under audit by the Internal Revenue Service (“IRS”) for 2005 and 2006. The company is also being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has tax years open back to and including 1998.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at September 30, 2007. The company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.

As of September 30, 2007 and March 31, 2007, the company’s total debt balance was $0.5 million and $0.1 million, respectively, and consisted of capital lease obligations.
Revolving Credit Facility
The company currently has a $200 million unsecured credit facility (“Facility”) that expires in 2010. At September 30, 2007, the company had $199 million available under the Facility given certain letter of credit commitments. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. The Facility contains various financial covenants that must be met the earlier of when the minimum available cash balance is less than $100 million, or December 31, 2007. There were no amounts outstanding under the Facility at September 30, 2007 or March 31, 2007.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the six-months ended September 30, 2007 and 2006:

	Six Months Ended		Increase
	September 30		(Decrease)
	2007	2006	$
Net cash provided by (used for) continuing operations:
Operating activities	$(142,510)	$5,511	$(148,021)
Investing activities	(211,684)	(930)	(210,754)
Financing activities	(86,598)	(60,492)	(26,106)
Effect of foreign currency fluctuations on cash	1,289	111	1,178

Cash flows used for continuing operations	(439,503)	(55,800)	(383,703)
Net cash provided by discontinued operations	2,652	3,680	(1,028)

Net decrease in cash and cash equivalents	$(436,851)	$(52,120)	$(384,731)

Cash Flow (Used for) Provided by Operating Activities. The $148.0 million change in cash flow used for operating activities was principally due to the company’s payment of income taxes during the current year, which occurred during the first fiscal quarter. The income tax payments made last quarter were unusually high as a result of the gain on sale of KSG in March 2007.
Cash Flow Used for Investing Activities. The $210.8 million change in cash flow used for investing activities was principally due to the company’s acquisitions of Innovativ, Stack, and InfoGenesis during the current year. The acquisitions were funded with cash on hand. Additionally, the company had cash purchases of approximately $3.7 million for capital equipment during the normal course of business. Capital expenditures are expected to be approximately $5.0 million for 2008. These cash outflows were offset by $4.8 million received from the redemption of the company’s investment in an affiliated company during the current year.
Cash Flow Used for Financing Activities. The $26.1 million change in cash flow used for financing activities was principally due to the company’s $86.1 million purchase of treasury shares through its “Dutch Auction” tender offer during the second quarter of 2008 as described in more detail under the section titled “Capital Stock” above; offset by the retirement of the company’s Senior Notes during quarter ended September 30, 2006 for a total cash outflow of approximately $59.5 million.

Contractual Obligations
As a result of the adoption of FIN 48 on April 1, 2007, the company recognized an additional long-term liability of approximately $2.9 million for unrecognized tax benefits, of which approximately $0.2 million could potentially be settled within the next 12 months. The timing of payment of the remaining liability for unrecognized tax benefits cannot be reasonably estimated. Since March 31, 2007, there have been no other material changes to the contractual obligations summarized under the “Contractual Obligations” section of Item 7 in the company’s Annual Report on Form 10-K for 2007 (“Annual Report”).
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
A detailed description of the company’s critical accounting policies can be found in the company’s Annual Report. There have been no significant changes to those critical accounting policies other than the company’s accounting for income tax uncertainties upon adoption of FIN 48 on April 1, 2007, which is discussed above under “Recently Issued Accounting Pronouncements.”
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

Based upon this evaluation, the company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2007, concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
Changes in internal control over financial reporting. During the six months ended September 30, 2007, the company completed the acquisition of Stack, InfoGenesis and Innovativ. As of September 30, 2007, the company was still in the process of evaluating the internal controls over financial reporting for each of these acquired entities. Although the evaluation process is not yet complete, where appropriate the company has modified the internal controls over financial reporting of the acquired entities in order to correct any identified control deficiencies. The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. There were no other changes in the company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on July 27, 2007. The following Directors were re-elected to serve until the annual meeting in 2010:

Director	For	Against	Abstentions
Keith M. Kolerus	27,094,932	—	1,232,441
Robert A. Lauer	26,867,186	—	1,460,187
Robert G. McCreary, III	27,064,449	—	1,262,924

The term of office for the following Directors continued after the shareholders meeting: Charles F. Christ, Thomas A. Commes, Curtis J. Crawford, Howard Knicely, Arthur Rhein and Thomas C. Sullivan.
Also at the annual meeting, shareholders voted to approve amendments to the Amended Code of Regulations of the Company. The amendments were proposed to enable the Annual Shareholders Meeting to occur at any time during the year as the Board of Directors determines is necessary, instead of only in June or July. The amendments also intended to enable the Company’s share ownership to be evidenced either by the issuance of a certificate or by the issuance of book-entry or non-certificated shares electronically. Shareholders voted as follows:

For	Against	Abstentions	Broker Non-Votes
28,015,786	296,324	15,264	—
Item 5. Other Information
None.
Item 6. Exhibits
3.1	Amended Code of Regulations of Agilysys, Inc., as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: November 2, 2007	/s/ Arthur Rhein

Arthur Rhein Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	/s/ Martin F. Ellis

Martin F. Ellis Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)