Form 10-Q
period 2007-12-31
AGILYSYS INC
filed 2008-02-07
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
The number of Common Shares of the registrant outstanding as of January 24, 2008 was 23,527,077.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands, except share and per share data)	2007	2006	2007	2006
Net sales
Products	$214,770	$131,578	$479,679	$286,218
Services	35,280	19,900	94,965	70,259

Total net sales	250,050	151,478	574,644	356,477
Cost of goods sold
Products	178,438	109,587	409,956	249,620
Services	13,957	6,381	31,904	18,080

Total cost of goods sold	192,395	115,968	441,860	267,700

Gross margin	57,655	35,510	132,784	88,777
Selling, general and administrative expenses	55,163	32,993	139,175	95,799

Operating income (loss)	2,492	2,517	(6,391)	(7,022)
Other expenses (income)
Other expense, net	998	328	78	1,222
Interest income	(1,620)	(1,104)	(12,271)	(3,886)
Interest expense	255	126	689	2,144

Income (loss) before income taxes	2,859	3,167	5,113	(6,502)
Income tax expense (benefit)	1,785	630	(42)	(1,447)

Income (loss) from continuing operations	1,074	2,537	5,155	(5,055)
Income from discontinued operations, net of taxes of $636 and $12,986 for the three months ended December 31, 2007 and 2006, respectively, and $1,704 and $23,776 for the nine months ended December 31, 2007, and 2006, respectively	881	17,426	2,832	37,261

Net income	$1,955	$19,963	$7,987	$32,206

Earnings per share — basic
Income (loss) from continuing operations	$0.04	$0.08	$0.17	$(0.17)
Income from discontinued operations	0.04	0.57	0.10	1.22

Net income	$0.08	$0.65	$0.27	$1.05

Earnings per share — diluted
Income (loss) from continuing operations	$0.04	$0.08	$0.17	$(0.17)
Income from discontinued operations	0.03	0.56	0.10	1.22

Net income	$0.07	$0.64	$0.27	$1.05

Weighted average shares outstanding
Basic	25,760,225	30,591,749	29,476,958	30,560,827
Diluted	26,112,682	31,067,820	30,109,946	30,560,827

Cash dividends per share	$0.03	$0.03	$0.09	$0.09
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2007 are unaudited)

	December 31	March 31
(In thousands)	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$138,404	$604,667
Accounts receivable, net	224,728	116,735
Inventories, net	48,153	9,922
Deferred income taxes	3,821	3,092
Prepaid expenses and other current assets	4,633	3,494
Assets of discontinued operations — current	—	206

Total current assets	419,739	738,116
Goodwill	211,328	93,197
Intangible assets, net	92,294	8,716
Investments in affiliated companies	6,039	11,231
Other non-current assets	26,142	30,701
Property and equipment, net	26,407	17,279

Total assets	$781,949	$899,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$185,824	$84,286
Income taxes payable	—	134,607
Accrued and other current liabilities	52,267	32,305
Liabilities of discontinued operations — current	147	162

Total current liabilities	238,238	251,360
Other non-current liabilities	28,637	20,813
Liabilities of discontinued operations — non-current	—	223
Shareholders’ equity
Common shares	9,366	9,333
Treasury shares	(2,079)	(10)
Capital in excess of stated value	15,977	129,750
Retained earnings	491,844	489,435
Accumulated other comprehensive loss	(34)	(1,664)

Total shareholders’ equity	515,074	626,844

Total liabilities and shareholders’ equity	$781,949	$899,240

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31
(In thousands)	2007	2006
Operating activities:
Net income	$7,987	$32,206
Less: Income from discontinued operations	(2,832)	(37,261)

Income (loss) from continuing operations	5,155	(5,055)
Adjustments to reconcile income (loss) from continuing operations to net cash used for operating activities (net of effects from business acquisitions):
Gain on redemption of investment in affiliated company	(1,330)	—
Depreciation	2,575	1,219
Amortization	10,877	4,851
Deferred income taxes	(455)	2,310
Stock based compensation	4,606	2,788
Excess tax benefit from exercise of stock options	(97)	(49)
Changes in working capital:
Accounts receivable	(26,030)	(40,627)
Inventories	(28,220)	3,075
Accounts payable	34,076	13,730
Accrued liabilities	(3,001)	(3,396)
Income taxes payable	(134,047)	10,061
Other changes, net	928	(1,435)
Other non-cash adjustments	84	(1,612)

Total adjustments	(140,034)	(9,085)

Net cash used for operating activities	(134,879)	(14,140)

Investing activities:
Proceeds from redemption of investment in affiliated company	4,770	—
Acquisition of businesses, net of cash acquired	(212,741)	—
Proceeds from escrow settlement	—	423
Purchase of property and equipment	(5,981)	(2,034)

Net cash used for investing activities	(213,952)	(1,611)

Financing activities:
Purchase of treasury shares	(120,471)	—
Dividends paid	(2,690)	(2,753)
Issuance of common shares	1,446	1,230
Principal payment under long term obligations	(189)	(59,519)
Excess tax benefit from exercise of stock options	97	49

Net cash used for financing activities	(121,807)	(60,993)

Effect of exchange rate changes on cash	1,575	10

Cash flows used for continuing operations	(469,063)	(76,734)
Cash flows of discontinued operations
Operating cash flows	2,800	29,834
Investing cash flows	—	60

Net decrease in cash	(466,263)	(46,840)
Cash at beginning of period	604,667	147,850

Cash at end of period	$138,404	$101,010

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
The condensed consolidated balance sheet as of December 31, 2007, as well as the condensed consolidated statements of operations for the three and nine month periods ended December 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 2007 and 2006 have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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

Recently Issued Accounting Standards.
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) significantly changes the accounting for and reporting of business combination transactions. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The company is currently evaluating the impact that Statement 141(R) will have on its financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Accounting and Reporting for Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Statement 160 is effective for the first annual reporting period beginning after December 15, 2008, or fiscal 2010 for the company. The company is currently evaluating the impact that Statement 160 will have on its financial position, results of operations and cash flows.
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
Approximately $2.9 million of unrecognized tax benefits were recognized during the nine months ended December 31, 2007, principally for effective settlement with tax authorities in certain jurisdictions.

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. The company recognized $45,000 and $80,000 of interest and penalty expense related to unrecognized tax benefits during the three and nine month periods ended December 31, 2007, respectively. The company accrued approximately $1.1 million for the payment of interest and penalties at December 31, 2007.
The company anticipates the completion of various state income tax audits in the next 12 months which could reduce the accrual for unrecognized tax benefits by $0.3 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
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
During the quarter ended December 31, 2007, management preliminarily assigned $57.5 million of the acquisition cost to identifiable intangible assets as follows: $12.5 million to non-compete agreements, $15.0 million to customer relationships, and $30.0 million to supplier relationships. Management expects to amortize the identified intangible assets over useful lives ranging from five to twenty years. The cumulative amortization expense of $3.1 million relating to the identified intangible assets from the acquisition date through December 31, 2007 was recognized during the third quarter of 2008. Management is still in the process of finalizing its purchase price allocation, including the completion of its evaluation of identified intangible assets. Accordingly, allocation of the acquisition cost is subject to modification in the future. Management expects to be complete with the allocation of the acquisition cost within one year of the date of acquisition. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $34.6 million has been assigned to goodwill. Goodwill resulting from the Innovativ acquisition will be deductible for income tax purposes.

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
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $75.1 million has been assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year of the date of acquisition. Accordingly, allocation of the acquisition cost is subject to modification in the future. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.
Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovativ acquisitions occurred on April 1:

	Three Months Ended	Nine Months Ended
	December 31	December 31
	2006	2007	2006
Net Sales	$225,889	$655,577	$586,270
Income from continuing operations	7,484	6,287	7,341
Net income	21,823	9,128	39,211
Earnings per share — basic
Income from continuing operations	0.24	0.21	0.24
Net income	0.71	0.31	1.28
Earnings per share —diluted
Income from continuing operations	0.24	0.21	0.24
Net income	0.70	0.30	1.28
Pro forma disclosures for the three months ended December 31, 2007 are not presented because the operating results of InfoGenesis and Innovativ are already recognized in the condensed consolidated statement of operations.
Stack Computer, Inc.
On April 2, 2007, the company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $26.9 million.
During the three months ended December 31, 2007, management made a preliminary adjustment of $0.8 million to the fair value of acquired capital equipment and preliminarily assigned $11.7 million of the acquisition cost to identifiable intangible assets as follows: $1.5 million to non-compete agreements, which will be amortized over five years using the straight-line amortization method; $1.3 million to customer relationships, which will be amortized over five years using an accelerated amortization method; and $8.9 million to supplier relationships, which will be amortized over ten years using an accelerated amortization method. The cumulative amortization expense of $1.3 million relating to the identified intangible assets from the acquisition date through December 31, 2007 was recognized during the third quarter of 2008. Management is still in the process of finalizing its purchase price allocation, which it expects to complete by year-end. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $12.6 million has been assigned to goodwill. Goodwill resulting from the Stack acquisition will be deductible for income tax purposes.
2007 Acquisition
Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems Corporation (“Visual One Systems”), a leading developer and marketer of Microsoft® Windows®-based software for the hospitality industry. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.3 million.
During the second quarter of 2008, management assigned $4.9 million of the acquisition cost to identifiable intangible assets as follows: $3.8 million to developed technology, which will be amortized over six years using the straight-line method; $0.6 million to non-compete agreements, which will be amortized over eight years using the straight-line amortization method; and $0.5 million to customer relationships, which will be amortized over five years using an accelerated amortization method. Amortization expense of $0.3 million and $0.8 million for the three and nine months ended December 31, 2007, respectively, has been recognized by the company relating to the identified intangible assets.
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $7.5 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.

4.	Discontinued Operations
Sale of Assets and Operations of KeyLink Systems Distribution Business
On March 31, 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. During the second quarter, the final working capital adjustment of $10.8 million was settled and paid. Through the sale of KSG, the company exited all distribution-related businesses and now sells solely directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG have been reported as a component of discontinued operations.
The income from discontinued operations for the three months ended December 31, 2006 includes KSG net sales of $433.5 million, pre-tax income of $30.4 million and net income of $17.4 million. The income from discontinued operations for the nine months ended December 31, 2006 includes KSG net sales of $1.0 billion, pre-tax income of $61.1 million and net income of $37.2 million.

Income from discontinued operations for the three and nine months ended December 31, 2007 consists primarily of the settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.

5.	Comprehensive Income
Comprehensive income includes net income and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net income	$1,955	$19,963	$7,987	$32,206
Foreign currency translation adjustment	256	(39)	1,791	(849)
Unrealized (losses) gains on securities:
Arising during the period	(19)	22	(94)	65
Reclassification to net income	(25)	(1)	(67)	(10)

Total comprehensive income	$2,167	$19,945	$9,617	$31,412

6.	Restructuring Charges
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
Approximately $18,000 is expected to be paid during the remainder of 2008 for ongoing facility obligations. Such facility obligations are expected to continue through 2010.

Reconciliation of Restructuring Liabilities
Following is a reconciliation of the beginning and ending balances of the restructuring liabilities which are classified as current accrued liabilities and other long term liabilities:

	Severance and other
	employee costs	Facilities	Total
Balance at April 1, 2007	$535	$100	$635
Accretion of lease obligations	¯	2	2
Payments	(252)	(17)	(269)

Balance at June 30, 2007	283	85	368
Accretion of lease obligations	¯	2	2
Payments	(177)	(18)	(195)

Balance at September 30, 2007	106	69	175
Accretion of lease obligations	¯	2	2
Payments	(84)	(18)	(102)

Balance at December 31, 2007	$22	$53	$75

7.	Stock Based Compensation
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
As of December 31, 2007, there were no stock appreciation rights or restricted share units awarded from the plan.
Stock Options
Compensation expense charged to operations during the nine months ended December 31, 2007 and 2006 relating to stock options was $2.6 million and $2.4 million, respectively. The total income tax benefit recognized in operations during the nine months ended December 31, 2007 and 2006 was $0.1 million and $0.7 million, respectively. As of December 31, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $2.7 million, which is expected to be recognized over a weighted-average period of 11 months.

The following table summarizes stock option activity during the nine months ended December 31, 2007 for stock options awarded by the company under the stock incentive plan and prior plans.

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at April 1, 2007	3,394,748	$13.61
Granted	280,000	22.21
Exercised	(108,038)	13.38
Cancelled	(23,000)	20.83
Expired	(11,800)	14.57

Outstanding at December 31, 2007	3,531,910	$14.25

Exercisable at December 31, 2007	2,516,306	$13.06

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grant during the nine months ended December 31, 2007:

Dividend yield	0.7%
Risk-free interest rate	4.9%
Expected life	6.0 years
Expected volatility	43.8%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects historical exercise patterns. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the nine months ended December 31, 2007 was $10.27.
The following table summarizes the status of stock options outstanding at December 31, 2007.

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price
$6.63 - $8.29	138,400	$7.63	5.1	138,400	$7.63
$8.29 - $9.95	230,876	8.72	3.0	212,376	8.71
$9.95 - $11.61	30,000	11.17	3.6	30,000	11.17
$11.61 - $13.26	364,800	12.82	2.7	356,700	12.83
$13.26 - $14.92	1,602,500	13.88	5.4	1,602,500	13.88
$14.92 - $16.58	903,334	15.70	8.5	176,330	15.82
$16.58 - $22.21	262,000	22.21	9.4	—	—

	3,531,910			2,516,306

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period. Compensation expense charged to operations for non-vested share awards was $1.3 million and $0.1 million for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 21 months.

The following table summarizes non-vested share activity during the nine months ended December 31, 2007 for restricted shares awarded by the company under the stock incentive plan and prior plans.

Outstanding at April 1, 2007	18,750
Granted	108,000
Vested	(38,250)
Forfeited	—

Outstanding at December 31, 2007	88,500

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
Performance Shares
Compensation expense charged to operations for performance share awards was $0.7 million for the nine months ended December 31, 2007. As of December 31, 2007, there was $2.6 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 27 months.
The following table summarizes performance share activity during the nine months ended December 31, 2007:

Outstanding at April 1, 2007	—
Granted	152,000
Vested	—
Forfeited	—

Outstanding at December 31, 2007	152,000

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
Income tax expense for the three and nine months ended December 31, 2007 and 2006 is based on the company’s estimate of the effective tax rate expected to be applicable for the full year. The tax effect of discrete items is recognized in the period in which they occur as an adjustment to the income tax provision rather than included in the estimated annual effective income tax rate.
The company’s effective income tax rate for continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Effective income tax rate	66.4%	20.6%	56.7%	22.6%
The effective income tax rates (expense and benefit) for continuing operations differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility for meals and entertainment costs, and compensation associated with incentive stock option awards.

The income tax provision for the three and nine months ended December 31, 2007 include tax benefits of $0.1 million and $3.0 million, respectively, for the recognition of previously unrecognized income tax benefits associated with the effective settlement with tax authorities in certain jurisdictions.

9.	Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations — basic and diluted	$1,074	$2,537	$5,155	$(5,055)

Denominator:
Weighted average shares outstanding — basic	25,760	30,592	29,477	30,561
Effect of dilutive securities:
Stock options and unvested restricted stock	353	476	633	—

Weighted average shares outstanding — diluted	26,113	31,068	30,110	30,561

Earnings (loss) per share from continuing operations
Basic and diluted	$0.04	$0.08	$0.17	$(0.17)
For the three months ended December 31, 2007 and 2006, options on 0.9 million and 1.0 million shares, respectively, of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended December 31, 2007 and 2006, options on 0.5 million and 2.9 million shares, respectively, of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive.
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

11.	Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the nine months ended December 31, 2007 are as follows:

Balance at April 1, 2007	$93,197
Goodwill acquired — Innovativ	34,636
Goodwill acquired — InfoGenesis	75,141
Goodwill acquired — Stack	12,555
Goodwill adjustment —Visual One	(4,405)
Impact of foreign currency translation	204

Balance at December 31, 2007	$211,328

Intangible Assets
The following table summarizes the company’s intangible assets at December 31, 2007 and March 31, 2007:

	December 31, 2007			March 31, 2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$35,976	$(11,811)	$24,165	$14,700	$(8,324)	$6,376
Supplier relationships	38,900	(1,551)	37,349	—	—	—
Non-competition agreements	15,910	(2,382)	13,528	1,310	(587)	723
Developed technology	8,285	(2,733)	5,552	1,470	(753)	717
Patented technology	80	(80)	—	80	(80)	—

	99,151	(18,557)	80,594	17,560	(9,744)	7,816
Unamortized intangible assets:
Trade names	11,700	N/A	11,700	900	N/A	900

Total intangible assets	$110,851	$(18,557)	$92,294	$18,460	$(9,744)	$8,716

Customer relationships are being amortized over estimated useful lives between four and ten years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology are being amortized over estimated useful lives between three and eight years; patented technology was amortized over an estimated useful life of three years; supplier relationships are being amortized over estimated useful lives between ten and twenty years.
Amortization expense relating to intangible assets for the nine months ended December 31, 2007 and 2006 was $8.8 million and $2.4 million, respectively.

The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2008 and each of the five succeeding fiscal years is as follows:

Amount
Year ending March 31
2008 (remaining three months)	$3,400
2009	12,500
2010	10,500
2011	10,000
2012	9,300
2013	6,900

Total estimated amortization expense	$52,600

12.	Investments
The following table summarizes the company’s investments in affiliated companies at December 31, 2007 and March 31, 2006:

	December 31	March 31
	2007	2007
Magirus AG	$6,039	$7,788
Other non-marketable equity securities	—	3,443

Total	$6,039	$11,231

The other non-marketable equity securities consisted of capital stock in a privately held company where a market value was not readily available and the company did not exercise significant influence over its operating and financial policies. As such, the investment was stated at cost. During the nine months ended December 31, 2007, the investment was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the condensed consolidated statement of operations.

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
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. As of January 25, 2008, 1,793,854 common shares have been repurchased for total cost of approximately $26.1 million under the plan, excluding related transaction costs. The company anticipates that the Rule 10b5-1 Plan will be in place through the completion of the repurchase of all of the shares covered under the plan or October 31, 2008, whichever comes earlier.

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
The company continued to make progress towards these long term goals during the three month period ended December 31, 2007. We experienced solid demand across our base business and our newly acquired businesses, with base business net sales increasing 11.8% year-over-year and newly acquired businesses contributing $80.7 million of incremental sales during the current period. Gross margin as a percentage of sales remained relatively consistent year-over-year at 23.1%, which was slightly lower than our expected annual margins, but consistent with the changes in our customer and product mix for the quarter.
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

Results of Operations — Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	December 31		(Decrease)
	2007	2006	$	%
Net sales
Product	$214,770	$131,578	$83,192	63.2%
Service	35,280	19,900	15,380	77.3

Total	250,050	151,478	98,572	65.1
Cost of goods sold
Product	178,438	109,587	68,851	62.8
Service	13,957	6,381	7,576	118.7

Total	192,395	115,968	76,427	65.9

Gross margin	57,655	35,510	22,145	62.4
Gross margin percentage	23.1%	23.4%
Operating expenses
Selling, general and administrative expenses	55,163	32,993	22,170	67.2

Operating income	$2,492	$2,517	$(25)	(1.0)%

Operating income margin	1.0%	1.7%
Net Sales. The $98.6 million increase in net sales was principally due to incremental sales from the company’s recent acquisitions, which accounted for $80.7 million, or 81.8%, of the increase. In particular, sales resulting from the acquisition of Innovativ accounted for $61.9 million of the $80.7 million incremental sales achieved during the quarter. The acquisition of Innovativ expanded the company’s IT solutions offerings to provide for the sale of Sun Microsystems server and storage products, which were not offered by the company prior to the Innovativ acquisition. The balance of the $80.7 million incremental sales resulted from the company’s recent acquisitions of InfoGenesis, Stack, and Visual One Systems.
Aside from the $80.7 million incremental sales from the company’s recent acquisitions, net sales from the company’s existing business increased $17.9 million, or 11.8%, compared with last year. The year-over-year increase in existing business net sales was principally due to higher volume of software sales.
Sales by product category were as follows:

	Three Months Ended		Increase
	December 31		(Decrease)
	2007	2006	$	%
Hardware	$189,273	$119,962	$69,311	57.8%
Software	25,497	11,616	13,881	119.5
Services	35,280	19,900	15,380	77.3

Total	$250,050	$151,478	$98,572	65.1%

Of the $69.3 million increase in hardware sales, $63.4 million was the result of incremental sales from the company’s recent acquisitions. Hardware sales of Sun Microsystems products resulting from the company’s acquisition of Innovativ accounted for approximately 89.1% of the $63.4 million incremental sales.
Aside from the $63.4 million incremental hardware sales from the company’s recent acquisitions, hardware sales from the company’s existing business increased $5.9 million, or 4.9%, compared with last year. The increase in hardware sales from the company’s existing business was mainly due to higher sales of midrange server technology.

Of the $13.9 million increase in software sales, $5.9 million was the result of incremental sales from the company’s recent acquisitions. The remaining $8.0 million increase in software sales was driven by higher sales of remarketed software offerings from the company’s existing business.
Of the $15.4 million increase in service revenue, $11.4 million was the result of incremental sales from the company’s recent acquisitions. The remaining $4.0 million was driven by higher sales of proprietary services to the hospitality and retail industries.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended December 31, 2007 are not necessarily indicative of the operating results for the full year 2008.
Gross Margin. The $22.1 million increase in gross margin was due to the corresponding increase in net sales as gross margin percentage remained relatively consistent year-over-year. The slight decline in gross margin percentage to 23.1% compared with 23.4% in the prior year was due to a select few significant sales at lower margins. Given the current size of the business, individual orders can materially move sales and gross margin. Gross margins can vary depending on the customer, mix of products, related supplier programs and services associated with an order. Also, the increased size of the company’s software business may drive gross margin variability depending on the timing of software sales. As a result, changes in customer and product mix may cause gross margins to vary from quarter to quarter.
Selling, General and Administrative Expenses. The $22.2 million increase in SG&A expenses was principally due to incremental operating expenses from the company’s recent acquisitions, which accounted for $19.1 million, or 86.0%, of the increase.
Other Expenses (Income)

	Three Months Ended		Favorable
	December 31		(Unfavorable)
	2007	2006	$	%
Other expenses (income)
Other expense, net	$998	$328	$(670)	(204.3)%
Interest income	(1,620)	(1,104)	516	46.7
Interest expense	255	126	(129)	(102.4)

Total other expenses (income)	$(367)	$(650)	$(283)	(43.5)%

Other expense, net. The 204.3% unfavorable change in other expense, net was principally driven by the year-over-year decline in operating results of the company’s equity method investment.
Interest income and expense. The 46.7% favorable change in interest income was due to higher average cash and cash equivalent balance in the current quarter compared with the same period last year, offset by a slight decline in the yield earned on the company’s short-term investments. The higher cash and cash equivalent balance continued to be driven by the cash generated from the sale of KSG in March 2007.
The 102.4% unfavorable change in interest expense was due to an increase in debt issuance costs associated with the company’s credit agreement. Such costs are categorized as interest expense in the condensed consolidated statement of operations.
Income Tax Expense
The effective tax rate for continuing operations for the three months ended December 31, 2007 was 66.4% compared with 20.6% for the third quarter in the prior year. The effective income tax rates for continuing operations differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility for meals and entertainment costs, and compensation associated with incentive stock option awards.

The income tax provision for the three months ended December 31, 2007 includes a tax benefit of $0.1 million principally for the recognition of previously unrecognized income tax benefits associated with the effective settlement with tax authorities in certain jurisdictions.
Results of Operations — Year to Date
Net Sales and Operating Income

	Nine Months Ended		Increase
	December 31		(Decrease)
	2007	2006	$	%
Net sales
Product	$479,679	$286,218	$193,461	67.6%
Service	94,965	70,259	24,706	35.2

Total	574,644	356,477	218,167	61.2
Cost of goods sold
Product	409,956	249,620	160,336	64.2
Service	31,904	18,080	13,824	76.5

Total	441,860	267,700	174,160	65.1

Gross margin	132,784	88,777	44,007	49.6
Gross margin percentage	23.1%	24.9%
Operating expenses
Selling, general and administrative expenses	139,175	95,799	43,376	45.3

Operating loss	$(6,391)	$(7,022)	$631	9.0%

Operating loss margin	(1.1)%	(2.0)%
Net Sales. The $218.2 million increase in net sales was principally due to incremental sales from the company’s recent acquisitions, which accounted for $172.7 million, or 79.1%, of the increase. Consistent with the company’s quarter-to-date operating results, sales resulting from the acquisition of Innovativ accounted for a significant portion of incremental sales achieved during the nine months ended December 31, 2007, or $113.6 million. As previously noted, the acquisition of Innovativ expanded the company’s IT solutions offerings to provide for the sale of Sun Microsystems server and storage products, which were not offered by the company prior to the acquisition of Innovativ. The balance of the $172.7 million incremental sales resulted from the company’s recent acquisitions of InfoGenesis, Stack, and Visual One Systems.
Aside from the $172.7 million incremental sales from the company’s recent acquisitions, net sales from the company’s existing business increased $45.5 million, or 12.8%, compared with last year. The year-over-year increase in existing business net sales was principally due to higher volume of hardware sales.
Sales by product category were as follows:

	Nine Months Ended		Increase
	December 31		(Decrease)
	2007	2006	$	%
Hardware	$427,221	$260,743	$166,478	63.8%
Software	52,458	25,475	26,983	105.9
Services	94,965	70,259	24,706	35.2

Total	$574,644	$356,477	$218,167	61.2%

Of the $166.5 million increase in hardware sales, $140.2 million was the result of incremental sales from the company’s recent acquisitions. Hardware sales of Sun Microsystems products resulting from the company’s acquisition of Innovativ accounted for approximately 74.9% of the $140.2 million incremental sales.

Aside from the $140.2 million incremental hardware sales from the company’s recent acquisitions, hardware sales from the company’s existing business increased $26.3 million, or 10.1%, compared with last year. The increase in hardware sales from the company’s existing business was mainly due to higher sales of midrange server and storage technologies.
Of the $27.0 million increase in software sales, $11.8 million was the result of incremental sales from the company’s recent acquisitions. The remaining $15.2 million increase in software sales was mainly due to higher sales of remarketed software offerings from the company’s existing business.
Of the $24.7 million increase in service revenue, approximately $20.7 million was the result of incremental sales from the company’s recent acquisitions. The remaining $4.0 million increase in services revenue was driven by higher sales of proprietary services to the hospitality and retail industries.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended December 31, 2007 are not necessarily indicative of the operating results for the full year 2008.
Gross Margin. The $44.0 million increase in gross margin was due to the corresponding increase in net sales, as gross margin percentage declined to 23.1% for the nine month period ended December 31, 2007 compared with 24.9% last year. The decline in gross margin percentage was due to a change in customer and product mix, including acquisitions made in the past year. Approximately 40 basis points of the decline was due to our increased participation in a more highly competitive storage environment.
Selling, General and Administrative Expenses. The $43.4 million increase in SG&A expenses was mainly due to incremental operating expenses from the company’s recent acquisitions, which accounted for $37.3 million, or 85.9%, of the increase.
Other Expense (Income)

	Nine Months Ended		Favorable
	December 31		(Unfavorable)
	2007	2006	$	%
Other expense (income)
Other expense, net	$78	$1,222	$1,144	93.6%
Interest income	(12,271)	(3,886)	8,385	215.8
Interest expense	689	2,144	1,455	67.9

Total other expense (income)	$(11,504)	$(520)	$10,984	2,112.3%

Other (income) expense, net. The 93.6% favorable change in other expense, net was principally due to a $1.4 million gain recognized on the redemption of the company’s investment in an affiliated company in the first quarter of the current year. The investment, which was accounted for using the cost method, had a carrying value of $3.4 million and was redeemed by the affiliated company for $4.8 million, resulting in the pre-tax gain. Additionally, the company recognized a $0.5 million increase in foreign currency transaction gains during the current year compared with last year due to changes in exchange rates. These favorable changes were principally offset by a $0.9 million year-over-year decline in operating results of the company’s equity method investment.
Interest income and expense. The 215.8% favorable change in interest income was due to higher average cash and cash equivalent balance in the current year compared with last year, offset by a slight decline in the yield earned on the company’s short-term investments. The higher cash and cash equivalent balance was driven by the sale of KSG for $485.0 million on March 31, 2007. However, the company’s cash and cash equivalent balance has declined during the current year as the company has used cash to acquire businesses and purchase treasury shares.

The 67.9% favorable change in interest expense was due to lower average debt levels in the current year compared with last year. Last year, $59.4 million in Senior Notes were outstanding until they matured in August 2006. The Senior Notes paid interest at an annual percentage rate of 9.5% through their maturity date.
Income Tax Expense
The effective tax rate for continuing operations for the nine months ended December 31, 2007 was 56.7% compared with 22.6% for the third quarter in the prior year. The effective income tax rates for continuing operations differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility for meals and entertainment costs, and compensation associated with incentive stock option awards.
The income tax provision for the nine months ended December 31, 2007 includes a tax benefit of $3.0 million principally for the recognition of previously unrecognized income tax benefits associated with the effective settlement with tax authorities in certain jurisdictions.
Invoiced-but-Not-Shipped Transactions
From time to time, the company enters into customer transactions where product is procured upon receiving persuasive evidence of the arrangement; however, given the substance of the transaction, delivery from the supplier is not directly to the customer. Rather, the product is initially shipped to the company’s warehouse or a third-party warehouse designated in the transaction. Additionally, specific delivery schedules may not be in place at the time the product is procured due to the readiness of the customer’s technology resources and locations during the agreed upon delivery period. In such instances, revenue and the associated costs of revenue are recognized only upon the shipment of the product to the customer and all other revenue recognition criteria have been met.
As of December 31, 2007, the cost associated with these transactions was $31.5 million, which is categorized as a component of the company’s inventory in the consolidated balance sheet. The unrecognized revenue associated with such transactions was $37.6 million. Additionally, $1.7 million of vendor incentives earned by the company in connection with the transactions will be recognized as a reduction of cost of goods sold once the related revenue is recognized in the company’s operating results. As described above, the revenue and related costs of goods sold will be recognized by the company once the product has been shipped and there are no other revenue recognition criteria yet to be met.
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

In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. As of January 25, 2008, 1,793,854 common shares have been repurchased for total cost of approximately $26.1 million under the plan, excluding related transaction costs. The company anticipates that the Rule 10b5-1 Plan will be in place through the completion of the repurchase of all of the shares covered under the plan or October 31, 2008, whichever comes earlier.
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
During the quarter ended December 31, 2007, management preliminarily assigned $57.5 million of the acquisition cost to identifiable intangible assets as follows: $12.5 million to non-compete agreements, $15.0 million to customer relationships, and $30.0 million to supplier relationships. Management expects to amortize the identified intangible assets over useful lives ranging from five to twenty years. The cumulative amortization expense of $3.1 million relating to the identified intangible assets from the acquisition date through December 31, 2007 was recognized during the third quarter of 2008. Management is still in the process of finalizing its purchase price allocation, including the completion of its evaluation of identified intangible assets. Accordingly, allocation of the acquisition cost is subject to modification in the future. Management expects to be complete with the allocation of the acquisition cost within one year of the date of acquisition. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $34.6 million has been assigned to goodwill. Goodwill resulting from the Innovativ acquisition will be deductible for income tax purposes.
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
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $75.1 million has been assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year of the date of acquisition. Accordingly, allocation of the acquisition cost is subject to modification in the future. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.

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
During the three months ended December 31, 2007, management made a preliminary adjustment of $0.8 million to the fair value of acquired capital equipment and preliminarily assigned $11.7 million of the acquisition cost to identifiable intangible assets as follows: $1.5 million to non-compete agreements, which will be amortized over five years using the straight-line amortization method; $1.3 million to customer relationships, which will be amortized over five years using an accelerated amortization method; and $8.9 million to supplier relationships, which will be amortized over ten years using an accelerated amortization method. The cumulative amortization expense of $1.3 million relating to the identified intangible assets from the acquisition date through December 31, 2007 was recognized during the third quarter of 2008. Management is still in the process of finalizing its purchase price allocation, which it expects to complete by year-end. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $12.6 million has been assigned to goodwill. Goodwill resulting from the Stack acquisition will be deductible for income tax purposes.
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
During the second quarter of 2008, management assigned $4.9 million of the acquisition cost to identifiable intangible assets as follows: $3.8 million to developed technology, which will be amortized over six years using the straight-line method; $0.6 million to non-compete agreements, which will be amortized over eight years using the straight-line amortization method; and $0.5 million to customer relationships, which will be amortized over five years using an accelerated amortization method. Amortization expense of $0.3 million and $0.8 million for the three and nine months ended December 31, 2007, respectively, has been recognized by the company relating to the identified intangible assets.
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $7.5 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition will not be deductible for income tax purposes.

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
The income from discontinued operations for the three months ended December 31, 2006 includes KSG net sales of $433.5 million, pre-tax income of $30.4 million and net income of $17.4 million. The income from discontinued operations for the nine months ended December 31, 2006 includes KSG net sales of $1.0 billion, pre-tax income of $61.1 million and net income of $37.2 million.
Income from discontinued operations for the three and nine months ended December 31, 2007 consists primarily of the settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.
Investment in Affiliated Company
During the nine months ended December 31, 2007, the company’s investment in a privately-held affiliated company was redeemed by the affiliated company for $4.8 million in cash. The investment, which was accounted for using the cost method, had a carrying value of $3.4 million. Accordingly, the company recognized a $1.4 million pre-tax gain on redemption of the investment in the first quarter of 2008.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) significantly changes the accounting for and reporting of business combination transactions. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The company is currently evaluating the impact that Statement 141(R) will have on its financial position, results of operations and cash flows.
In December 2007, the FASB issued Statement No. 160, Accounting and Reporting for Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Statement 160 is effective for the first annual reporting period beginning after December 15, 2008, or fiscal 2010 for the company. The company is currently evaluating the impact that Statement 160 will have on its financial position, results of operations and cash flows.
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
Approximately $2.9 million of unrecognized tax benefits were recognized during the nine months ended December 31, 2007, principally for effective settlement with tax authorities in certain jurisdictions.
The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. The company recognized $45,000 and $80,000 of interest and penalty expense related to unrecognized tax benefits during the three and nine months ended December 31, 2007, respectively. The company accrued approximately $1.1 million for the payment of interest and penalties at December 31, 2007.
The company anticipates the completion of various state income tax audits in the next 12 months which could reduce the accrual for unrecognized tax benefits by $0.3 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently under audit by the Internal Revenue Service (“IRS”) for 2005 and 2006. The company is also being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has tax years open back to and including 1998.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at December 31, 2007. The company believes that cash flow from operating activities, cash on hand, available borrowings under its credit facility, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of December 31, 2007 and March 31, 2007, the company’s total debt balance was $0.6 million and $0.1 million, respectively, and consisted of capital lease obligations.

Revolving Credit Facility
The company currently has a $200 million unsecured credit facility (“Facility”) that expires in 2010. At December 31, 2007, the company had $199 million available under the Facility given certain letter of credit commitments. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility is available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. The Facility contains various financial covenants. The company was compliant with all financial covenants contained in the Facility and anticipates that it will continue to comply with such covenants in the foreseeable future. There were no amounts outstanding under the Facility at December 31, 2007 or March 31, 2007.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended		Increase
	December 31		(Decrease)
	2007	2006	$
Net cash flows from continuing operations:
Operating activities	$(134,879)	$(14,140)	$(120,739)
Investing activities	(213,952)	(1,611)	(212,341)
Financing activities	(121,807)	(60,993)	(60,814)
Effect of foreign currency fluctuations on cash	1,575	10	1,565

Cash flows from continuing operations	(469,063)	(76,734)	(392,329)
Net cash flows from discontinued operations	2,800	29,894	(27,094)

Net decrease in cash and cash equivalents	$(466,263)	$(46,840)	$(419,423)

Cash Flows from Operating Activities. The company’s use of cash for operating activities during the nine months ended December 31, 2007 increased $120.7 million compared with the same period last year. The increase was principally due to income tax payments made during the nine months ended December 31, 2007 compared with last year. The higher income tax payments were the result of the gain on sale of KSG in March 2007. The cash outflow for income tax payments were principally offset by a $10.2 million improvement in income from continuing operations for the nine months ended December 31, 2007 compared with the same period last year as well as a $6.0 million change in the non-cash adjustment for amortization expense, which was driven by the identification of intangible assets in connection with the company’s recent business acquisitions.
Cash Flows from Investing Activities. The company’s use of cash for investing activities during the nine months ended December 31, 2007 increased $212.3 million compared with the same period last year. The increase was principally due to the business acquisitions made in the current year, which were funded by cash on hand. Cash paid for the three acquisitions made in the current year were as follows (net of cash acquired): Stack — $23.9 million, InfoGenesis — $88.7 million, and Innovativ — $100.1 million. Additionally, the company’s capital expenditures increased $4.0 million year-over-year, principally due to the build out of a company facility housing certain of its remaining IT Solutions Business and corporate personnel following the sale of KSG in March 2007. These uses of cash were offset by $4.8 million received from the redemption of the company’s cost investment in an affiliated company during the current year.

Cash Flows from Financing Activities. The company’s use of cash for financing activities during the nine months ended December 31, 2007 increased $60.8 million compared with the same period last year. The increase was principally due the company’s $120.5 million purchase of treasury shares through its “Dutch Auction” tender offer and common share repurchase under a Rule 10b5-1 Plan. Following the expiration of the tender offer and completion repurchase under the Rule 10b5-1 Plan, the company’s Board of Directors authorized the open-market repurchase by the company of up to an additional 2.5 million shares. The company has entered into another Rule 10b5-1 Plan to facilitate the repurchase of the additional shares. The company anticipates that the Rule 10b5-1 Plan will be in place through the completion of the repurchase of all of the shares covered under the plan or October 31, 2008, whichever comes earlier.
The increase in cash used for financing activities resulting from the purchase of treasury shares during the nine months ended December 31, 2007 was offset by the retirement of the company’s Senior Notes last year for a total cash outflow of $59.5 million.
Contractual Obligations
As a result of the adoption of FIN 48 on April 1, 2007, the company recognized an additional long-term liability of approximately $2.9 million for unrecognized tax benefits, of which approximately $0.3 million could potentially be settled within the next 12 months. The timing of payment of the remaining liability for unrecognized tax benefits cannot be reasonably estimated. Since March 31, 2007, there have been no other material changes to the contractual obligations summarized under the “Contractual Obligations” section of Item 7 in the company’s Annual Report on Form 10-K for 2007 (“Annual Report”).
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
Based upon this evaluation, the company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2007, concluded that the company’s disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this quarterly report was made known to them by others on a timely basis.
Changes in internal control over financial reporting. During the nine months ended December 31, 2007, the company completed the acquisition of Stack, InfoGenesis and Innovativ. As of December 31, 2007, the company was still in the process of evaluating the internal controls over financial reporting for each of these acquired entities. Although the evaluation process is not yet complete, where appropriate the company has modified the internal controls over financial reporting of the acquired entities in order to correct any identified control deficiencies. The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. There were no other changes in the company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table presents information about repurchases of common stock we made during the third quarter of fiscal 2008:

			Total Number of	Maximum
			Shares Purchased	Number of
	Total		as Part of	Shares that May
	Number of	Average	Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
October 1, 2007 through October 31, 2007	703,950	$17.22	703,950	1,296,050	(1)
November 1, 2007 through November 30, 2007	1,296,050	14.34	1,296,050	—	(2)
December 1, 2007 through December 31, 2007	380,911	14.70	380,911	2,119,089	(3)

Total — Third Quarter	2,380,911	$15.53	2,380,911	2,119,089

(1)	On September 14, 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares (the “September 2007 10b5-1 Plan”) during the one-year period following September 17, 2007.

(2)	In November 2007, the company completed the repurchase of the shares pursuant to the September 2007 10b5-1 Plan on the open market for a total cost of $30.4 million, excluding related transaction costs.

(3)	On December 14, 2007, the company entered into another written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provides for the purchase of up to 2,500,000 of the company’s common shares (the “December 2007 10b5-1 Plan”). The December 2007 10b5-1 Plan expires upon the completion of the repurchase of all of the shares covered by the December 2007 10b5-1 Plan, or October 31, 2008, whichever occurs earlier.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: February 7, 2008	/s/ Arthur Rhein
Arthur Rhein
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2008	/s/ Martin F. Ellis
Martin F. Ellis
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)