Form 10-K
period 2008-03-31
AGILYSYS INC
filed 2008-12-16
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

28925 Fountain Parkway, Solon, Ohio (Address of principal executive offices)	44139 (Zip Code)

Registrant’s telephone number, including area code: (440) 519-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	NASDAQ
Common Share Purchase Rights	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2007 (the second fiscal quarter in which this Form 10-K relates) was $438,479,643 computed on the basis of the last reported sale price per share ($16.90) of such shares on the Nasdaq Stock Market LLC.

As of December 9, 2008, the Registrant had the following number of Common Shares outstanding: 22,672,040, of which 890,686 were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2008.

AGILYSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2008

part I

Item 1.  Business.

Reference herein to any particular year or quarter refers to periods within the company’s fiscal year ended March 31. For example, 2008 refers to the fiscal year ended March 31, 2008.

Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology — including hardware, software and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Cleveland, Ohio, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China. Agilysys has three reportable segments: Hospitality Solutions, Retail Solutions, and Technology Solutions.

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
In 2002, the company conducted a review of strategic alternatives and developed a long-term strategic plan designed to increase the intrinsic value of the company. The company’s strategic transformation began with its divestiture of IED, to focus solely on the computer systems business. The sale of the electronic components business meant that the company would be less dependent on the more cyclical markets in the components business. In addition, this would allow the company to invest more in the computer systems business, which offered greater potential for sustainable growth at higher levels of profitability. The remaining CSD business consisted of the KeyLink Systems Distribution Business and the IT Solutions Business. The KeyLink Systems Distribution Business operated as a distributor of enterprise computing products selling to resellers, which then sold directly to end-user customers. The IT Solutions Business operated as a reseller providing enterprise servers, software, storage and services and sold directly to end-user customers. Overall, the company was a leading distributor and reseller of enterprise computer systems, software, storage and services from HP, IBM, Intel, Enterasys, Hitachi Data Systems, Oracle and other leading manufacturers.
The proceeds from the sale of the electronic components distribution business, combined with cash generated from the company’s ongoing operations, were used to retire long-term debt and accelerate the growth of the company, both organically and through a series of acquisitions. The growth of the company has been supported by a series of acquisitions that strategically expanded the company’s range of solutions and markets served, including:

—	The September 2003 acquisition of Kyrus Corporation, a leading provider of retail store solutions and services with a focus on the supermarket, chain drug and general retail segments of the retail industry.
—	The February 2004 acquisition of Inter-American Data, Inc., a leading developer and provider of property management, materials management and document management software and related proprietary services to the hotel casino and destination resort segments of the hospitality industry.
—	The May 2005 acquisition of The CTS Corporations, a services organization specializing in IT storage solutions for large and medium-sized corporate and public-sector customers.
—	The December 2005 acquisition of a competitor’s operations in China. This provided Agilysys entry into the enterprise IT solutions market in Hong Kong and China serving large and medium-sized businesses in those growing markets.
—	The January 2007 acquisition of Visual One Systems, which provided Agilysys with expertise around the marketing, development and sale of Microsoft® Windows®-based software for the hospitality industry, including additional applications in property management, condominium, golf course, spa, point-of-sale, and catering management. Visual One was integrated into the company’s existing hospitality solutions business.

In March 2007, the company completed its transformation with the sale of the assets and operations of its KeyLink Systems Distribution Business. This final event completed the Agilysys multi-year transformation to move closer to the customer and higher up the IT value scale, effectively positioning it to focus on its higher-growth IT Solutions Business. As a result of the divestiture, the company freed itself from the increasing channel conflict and marketplace restrictions that existed in the business. The divestiture also provided the company with the financial flexibility to grow through the pursuit of additional acquisitions, including:

—	The April 2007 acquisition of Stack Computer, a technology integrator with a strong focus in high availability storage solutions. Stack has a significant relationship with EMC, and also does business with Cisco, Veritas, and other suppliers. Stack’s customers, primarily located on the west coast, include leading corporations in the financial services, healthcare, and manufacturing industries.
—	The June 2007 acquisition of InfoGenesis, Inc., a solutions provider for the food and beverage markets serving casinos, hotels and resorts, cruise lines, stadiums and food service. An independent solution provider, InfoGenesis offers enterprise-class point-of-sale solutions that provide end users an intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting.
—	The July 2007 acquisition of Innovative Systems Design, Inc., an integrator and value-added reseller of servers, enterprise storage management products and professional services. Innovativ is the largest U.S. commercial reseller of Sun Microsystems servers and storage products.
—	The February 2008 acquisition of Eatec Corporation, which enhanced the company’s standing as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec’s customers include well-known restaurants, hotels, stadiums, and entertainment venues in North America and around the world as well as many public service institutions.
—	Subsequent to our March 31 year end, the April 2008 acquisition of Triangle Hospitality Solutions Ltd., a European reseller of point-of-sale software and solutions for InfoGenesis. The acquisition expanded Agilysys’ European footprint in the hospitality, stadium and arena markets.
Today, Agilysys offers diversified products and solutions from leading IT vendors such as HP, Sun, EMC, and IBM. The company is a leading systems integrator of retail point-of-sale, self-service and wireless solutions with proprietary business consulting, implementation and hardware maintenance services. In addition, the company’s Hospitality Solutions Group provides Microsoft Windows-based software solutions as well as IBM servers and storage products. The Hospitality Solutions Group also offers property, activity, material, and inventory management software applications to automate functions for the hotel casino and destination resort segments of the hospitality industry.

Industry
According to information published in May 2008 by IDC (International Data Corporation), a leading provider of technology intelligence and market data, IT spending in North America was estimated at $500 billion. The IT market in North America has been softening, according to IDC figures. A slowdown in this market has negatively affected the company’s revenues and results of operations.
The non-consumer IT industry consists of a supply chain made up of suppliers, distributors, resellers, and corporate and public-sector customers. Agilysys operates in the reseller category as a solution provider, as well as an independent software vendor (ISV) in the hospitality industry and system integrator in the retail industry.
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

Products and Services
Within the solutions segment in which Agilysys operates, product sets include enterprise servers, data storage hardware, systems infrastructure software, networking equipment and IT services related to implementation and support. IDC estimates North American spending in these product sets was $240 billion in calendar year 2007, and is expected to grow to $301 billion by calendar year 2012.

Total revenues from continuing operations for the company’s three specific product areas are as follows:

	For The Year Ended March 31
(In thousands)	2008	2007	2006

Hardware	$572,044	$348,463	$351,886
Software	72,701	33,260	30,016
Services	126,215	92,847	87,082

Total	$770,960	$474,570	$468,984

During 2008, 2007 and 2006, sales of the company’s three largest suppliers’ products and services accounted for 76%, 65%, and 64%, respectively, of the company’s sales volume. Sales of HP products and services accounted for 36%, 45%, and 39% of the company’s sales volumes in 2008, 2007, and 2006, respectively. Sales of IBM products and services accounted for 19%, 20%, and 25% in 2008, 2007, and 2006, respectively. Sales of Sun products and services through Innovativ, which was purchased in July 2007, accounted for 21% of the sales volume in 2008.
The loss of any of the top three suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company. Through agreements with its suppliers, Agilysys is authorized to sell all or some of the suppliers’ products. The authorization with each supplier is subject to specific terms and conditions regarding such items as purchase discounts and supplier incentive programs including sales volume incentives and cooperative advertising reimbursements. A substantial portion of the company’s profitability results from these supplier incentive programs. These cooperative supplier incentive programs and advertising programs are at the discretion of the supplier. From time to time, suppliers may terminate the right of the company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material adverse impact on the company’s results of operations.

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain economic and operating aggregation criteria are met. With the divestiture of the company’s KeyLink Systems Distribution Business in 2007, the continuing operations of the company represented one business segment that provided IT solutions to corporate and public-sector customers. In 2008, the company evaluated its business groups and developed a structure to support the company’s strategic direction as it has transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the company now has three reportable segments: Hospitality Solutions Group, Retail Solutions Group, and Technology Solutions Group. See note 13 to consolidated financial statements included in Item 15 for a discussion of the company’s segment reporting.

Customers
Agilysys customers include large and medium-sized companies, divisions or departments of corporations in the Fortune 1000, and public-sector institutions. The company serves customers in a wide range of industries, including education, finance, government, healthcare, hospitality, manufacturing and retail. In 2008, Verizon Communications, Inc. represented approximately 11.5% of total sales. No single customer accounted for more than 10 percent of Agilysys total sales during 2007 or 2006.

Uneven Sales Patterns and Seasonality
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company’s Technology Solutions Group experiences a seasonal increase in sales during its fiscal third quarter ending in December. Third quarter sales were 32%, 32%, and 29% of annual revenues for 2008, 2007, and 2006, respectively. Agilysys believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain the same in the foreseeable future.

Backlog
The company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2008.

Competition
The reselling of innovative computer technology solutions is competitive, primarily with respect to price, but also with respect to service levels. The company faces competition with respect to developing and maintaining relationships with customers. Agilysys competes for customers with other solution providers and occasionally with some of its suppliers.
There are very few large, public enterprise product reseller companies in the IT solution provider market. As such, Agilysys competition is typically small or regional, privately held technology solution providers with $50 million to $200 million in revenues. The company does occasionally compete with large companies such as Berbee Information Networks Corporation (a division of CDW Corporation), Forsythe Solutions Group, Inc., Logicalis Group, Micros Systems, Inc. and Radiant Systems, Inc.

Employees
As of December 1, 2008, Agilysys had 1,328 employees. The company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Markets
Agilysys sells its products principally in the United States and Canada and entered the China, Hong Kong and U.K. markets through acquisition. Sales to customers outside of the United States and Canada are not a significant portion of the company’s sales. As of July 2008, management has decided to sell its China and Hong Kong operations.

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

Item 1A.  Risk Factors.

Failure to timely file our periodic reports with the SEC could result in the delisting of our common shares by Nasdaq.
Our common shares are subject to potential delisting from The Nasdaq Stock Market as a result of our failure to timely file this Annual Report on Form 10-K with the SEC. On July 3, 2008, we received a Nasdaq Staff determination letter indicating that, as a result of our failure to file with the SEC our Annual Report on Form 10-K for the year ended March 31, 2008, we failed to comply with Nasdaq Marketplace Rule 4310(c)(14) which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934, as amended. We subsequently received an additional Staff determination regarding our failure to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. On August 28, 2008, we attended a hearing before a Nasdaq Listing Qualifications Panel (“Panel”), at which we presented our plan to regain compliance with Nasdaq’s filing requirement. The Panel subsequently determined to grant our request for continued listing, provided the Company file our Annual Report on Form 10-K for the year ended March 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 with the SEC, on or before December 30, 2008. We subsequently received an additional notice from The Nasdaq Stock Market indicating that our failure to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 potentially serves as an additional basis for delisting. Upon the filing of this Annual Report on Form 10-K and subsequent filing of the two delayed Quarterly Reports on Form 10-Q, we expect the Panel to determine that the Company has evidenced compliance with its decision and to grant the Company’s request for continued listing, however, there can be no assurance that it will do so.
If we are unable to continue to maintain our listing on The Nasdaq Stock Market, it may become more difficult for our shareholders to sell our common shares in the public market, and the price of our common shares may be adversely affected due to the likelihood of decreased liquidity resulting from delisting. In addition, our ability to raise additional necessary capital through equity financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, we would expect decreases in institutional and other investor demand, analyst interest, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to our common shares.

Our business could be materially adversely affected if we cannot successfully implement changes to our information technology to support a changed business.
We may not be able to successfully implement changes to and manage our internal systems, procedures and controls. Our current information systems environment was principally designed for the distribution business and, although we are in the process of implementing a new information system, we may be unable to successfully support the implementation in an efficient or timely manner.

When we make acquisitions, we may not be able to successfully integrate them or attain the anticipated benefits.
If we are unsuccessful in integrating our acquisitions, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business or the acquisition. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.

Our profitability will be partly dependent upon restructuring and executing planned cost savings.
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

We are dependent on a long-term product procurement agreement with Arrow Electronics, Inc.
We have entered into a long-term product procurement agreement to purchase a wide variety of products from Arrow Electronics, Inc. Our success will be dependent on competitive pricing, the availability of products on a timely basis and maintenance of certain service levels by Arrow.

We are highly dependent on key suppliers and supplier programs.
We presently depend on a small number of key suppliers, including IBM, HP and Sun Microsystems. The loss of any of these suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition. From time to time, a supplier may terminate the company’s right to sell some or all of a supplier’s products or change the terms and conditions of the supplier relationship or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material negative impact on the company’s results of operations.

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

Prolonged economic weakness could cause a decline in spending for information technology, adversely affecting our financial results.
Our revenue and profitability depend on the overall demand for our products and services. Delays or reductions in demand for information technology by end users could materially adversely affect the demand for our products and services. If the markets for our products and services continue to soften, our business, results of operations or financial condition could be materially adversely affected.

While we believe that our plans to remediate our 2008 material weakness in internal controls over financial reporting, discussed in Item 9A of this report, will return us to the status of having adequate internal controls over financial reporting, we continue to be exposed to risks that those internal controls may be inadequate and we may have difficulty accurately reporting our financial results on a timely basis.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to remediate internal control deficiencies and material weaknesses and perform the system and process evaluation and testing necessary to comply with these requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 remediation and compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of the company may be adversely effected and could cause a decline in the market price of our stock.

We may be required to adopt International Financial Reporting Standards (IFRS). The ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.
Although not yet required, we could be required to adopt IFRS which is different than accounting principles generally accepted in the United States of America for our accounting and reporting standards. The implementation and adoption of new standards could favorably or unfavorably impact our business, financial condition or results of operations.

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on our business and operations.
The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. Any such developments could have a material adverse impact on our business, financial condition and results of operations.

Credit market developments may adversely affect our business and results of operations by reducing availability under our credit agreement.
In the current volatile state of the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. The failure of any of the lenders under the company’s credit facility may impact the company’s ability to borrow money to finance its operating activities.

Disruptions in the financial and credit markets may adversely impact the spending of our customers, which could adversely affect our business, results of operations and financial condition.
Demand for our products and services depends in large part upon the level of capital of our customers. Decreased customer spending could have a material adverse effect on the demand for our services and our business, results of operations and financial condition. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. There can be no assurance that government responses to the disruptions on the financial markets will restore confidence, stabilize markets or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.

Delays in filing periodic reports and financial restatements may adversely affect the Company’s stock price and ability to raise capital.
We did not file our quarterly reports on Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008 and this annual report on Form 10-K for the year ended March 31, 2008 within the time periods required by SEC regulations. The delays in filing our periodic reports and related financial statements may harm investor confidence and negatively affect our stock price. In addition, the failure to timely file such reports results in restrictions placed on us by the SEC to use certain registration statements, which could adversely affect our ability to raise additional capital.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At March 31, 2008, the company’s principal corporate offices were located in a 10,250 square foot facility in Boca Raton, Florida. On October 20, 2008, the principal corporate offices were relocated to Solon, Ohio. As of March 31, 2008, the company owned or leased a total of approximately 392,919 square feet of space for its continuing operations, of which approximately 282,669 square feet is devoted to product warehouse and sales offices. The company’s major leases contain renewal options for periods of up to 9 years. On December 2, 2008, the Boca Raton, Florida facility was closed and the company is looking for a tenant to sublease the facility. For information concerning the company’s rental obligations, see the discussion of contractual obligations under Item 7 as well as note 7 to consolidated financial statements contained in Part IV hereof. The company believes that its product warehouse and office facilities are well maintained, are suitable and provide adequate space for the operations of the company.
The company’s facilities of 75,000 square feet or larger, as of March 31, 2008, are set forth in the table below.

Location	Type of facility	Approximate square footage	Leased or owned

Solon, Ohio	Warehouse and office facility	100,000	Leased
Taylors, South Carolina	Warehouse and office facility	77,500	Leased

Item 3.  Legal Proceedings.

The company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the last quarter of the fiscal year ended March 31, 2008, nor have any matters been submitted to a vote of the company’s security holders as of the date of this Report.

Item 4A.  Executive Officers of the Registrant.

The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through June 1, 2008, of the company’s executive officers.
There is no relationship by blood, marriage or adoption among the listed officers. Mr. Rhein holds office until terminated as set forth in his employment agreement. Mr. Rhein’s contract was terminated October 20, 2008, upon his retirement. All other executive officers serve until terminated.

Executive Officers of the Registrant (6)

Name	Age	Current Position at June 1, 2008	Other Positions

Arthur Rhein (1)	63	Chairman of the Board, President and Chief Executive Officer of the company since April 2003.
Robert J. Bailey (2)	52	Executive Vice President since May 2002.
Peter J. Coleman (2)	54	Executive Vice President since May 2002.
Martin F. Ellis (3)	44	Executive Vice President, Treasurer and Chief Financial Officer since June 2005	Executive Vice President, Corporate Development and Investor Relations from July 2003 to June 3, 2005. Prior to July 2003, Senior Vice President, Principal, and Head of Corporate Finance for Stern Stewart & Co.
Kenneth J. Kossin, Jr. (4)	44	Vice President and Controller since October 2005	Assistant Controller from April 2004 to October 2005. Prior to April 2004, Director of General Accounting for Roadway, Express, Inc.
Richard A. Sayers II	58	Executive Vice President, Chief Human Resources Officer since May 2002.
Rita A. Thomas	42	Vice President, Corporate Counsel & Assistant Secretary since August 2006.	Prior to August 2006, Associate General Counsel.
Lawrence N. Schultz	61	Secretary of the company since 1999.	Prior to 2003 to present, Partner of the law firm of Calfee, Halter & Griswold LLP. (5)

(1)	Mr. Rhein retired from the company on October 20, 2008.
(2)	On October 21, 2008, the employment of both Mr. Bailey and Mr. Coleman was terminated.
(3)	On October 20, 2008, Mr. Ellis was elected to serve as President and Chief Executive Officer.
(4)	On October 20, 2008, Mr. Kossin was elected to serve as Senior Vice President and Chief Financial Officer.
(5)	The law firm of Calfee, Halter & Griswold LLP serves as counsel to the company.
(6)	On October 20, 2008, Mr. Curtis C. Stout was elected to serve as Vice President and Treasurer and on November 14, 2008, Mr. John T. Dyer was elected to serve as Vice President and Controller.

part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The company’s common shares, without par value, are traded on the NASDAQ Stock Market LLC. Common share prices are quoted daily under the symbol “AGYS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two fiscal years are presented in the table below.

	Year ended March 31, 2008
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$21.03-$23.45	$14.50-$23.46	$12.68-$18.53	$11.13-$15.30	$11.13-$23.46
Closing price on last day of period	$22.50	$16.90	$15.12	$11.60	$11.60

	Year ended March 31, 2007
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$13.38-$18.00	$12.19-$17.51	$13.84-$17.00	$18.26-$23.00	$12.19-$23.00
Closing price on last day of period	$18.00	$14.00	$16.74	$22.47	$22.47

As of December 9, 2008, there were 22,672,040 common shares of the company outstanding, and there were 2,162 shareholders of record. The closing price of the common shares on December 9, 2008, was $3.60 per share.
Cash dividends on common shares are payable quarterly upon authorization by the Board of Directors. Regular payment dates have been the first day of August, November, February and May.
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

The following table presents information about repurchases of common stock made by the company during the fourth quarter of fiscal 2008:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs

January 1, 2008 through January 31, 2008	1,510,243	$14.66	1,510,243	608,846	(1)
February 1, 2008 through February 29, 2008	430,633	13.58	430,633	—	(2)
March 1, 2008 through March 31, 2008	—	—	—	—

Total — End of Fourth Quarter	1,940,876	$14.49	1,940,876	—

(1)	On August 21, 2007, the company announced that it initiated a “Dutch Auction” tender offer for up to 6,000,000 shares. On September 19, 2007, the company accepted for purchase 4,653,287 of the company’s common shares at a purchase price of $18.50 per share, for a total cost of approximately $86.1 million, excluding related transaction costs. The tender offer was funded through cash on hand. On September 14, 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares (the “September 2007 10b5-1 Plan”) during the one-year period following September 17, 2007. In November 2007, the company completed the repurchase of the shares pursuant to the September 2007 10b5-1 Plan on the open market for a total cost of $30.4 million, excluding related transaction costs. On December 14, 2007, the company entered into another written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,500,000 of the company’s common shares (the “December 2007 10b5-1 Plan”). By December 31, 2007, 380,911 of the 2,500,000 shares were repurchased, resulting in the maximum number of shares that may yet be repurchased under the plan of 2,119,089 shares. The Board of Directors only authorized a cash outlay of $150 million, which complies with the credit facility approval limit.
(2)	By February 11, 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore the purchase of common shares for treasury was completed.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in the company’s common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software (the company’s “Peer Group”) for the period March 31, 2003, through March 31, 2008:

Comparison of Cumulative Five Year Total Return

Indexed returns
		Years ending
Company Name / Index	Base period March 2003	March 2004	March 2005	March 2006	March 2007	March 2008

Agilysys, Inc.	100.00	141.33	237.58	183.31	276.18	143.53
Russell 2000	100.00	163.83	172.70	217.34	230.18	200.25
Peer Group	100.00	183.68	185.79	206.58	214.95	174.40

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

	For the year ended March 31
(In thousands, except per share data)	2008	2007	2006	2005	2004

Operating results (a)(b)(c)(d)
Net sales	$770,960	$474,570	$468,984	$377,029	$338,152
Income (loss) from continuing operations, net of taxes	$681	$(11,635)	$(20,744)	$(25,118)	$(24,676)
Income from discontinued operations, net of taxes	2,978	244,490	48,858	44,603	33,339

Net income	$3,659	$232,855	$28,114	$19,485	$8,663

Per share data — (a)(b)(c)(d)
Income (loss) from continuing operations — basic and diluted	$0.03	$(0.38)	$(0.69)	$(0.89)	$(0.88)
Income from discontinued operations — basic and diluted	0.10	7.97	1.63	1.58	1.20

Net income — basic and diluted	$0.13	$7.59	$0.94	$0.69	$0.32

Cash dividends per share	$0.12	$0.12	$0.12	$0.12	$0.12

Weighted-average shares outstanding
Basic	28,252,137	30,683,766	29,935,200	28,100,612	27,743,769
Diluted	28,766,112	30,683,766	29,935,200	28,100,612	27,743,769
Financial position
Total assets	$695,871	$893,716	$763,513	$818,492	$768,550
Long-term obligations (e)	$680	$3	$99	$59,624	$59,503
Mandatorily Redeemable Convertible Trust Preferred Securities (f)	$—	$—	$—	$125,317	$125,425
Total shareholders’ equity	$479,465	$626,844	$385,176	$332,451	$308,990

(a)	In 2008, the company acquired Stack, InfoGenesis, Innovativ and Eatec. Accordingly, the results of operations for the acquisitions have been included in the accompanying consolidated financial statements since the acquisition date. See note 2 to the consolidated financial statements for additional information.
(b)	In 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”). The operating results of KSG have been classified as discontinued operations for all periods presented. See Note 3 to the consolidated financial statements for additional information regarding the company’s sale of KSG’s assets and operations.
(c)	In 2007, the company included the operating results of Visual One Systems Corporation in the results of operations from the date of acquisition. In 2006, the company included the results of operations of both The CTS Corporations and the Hong Kong and China operations of Mainline Information Systems, Inc. from their respective dates of acquisition. In 2004, the company included the results of operations of both Kyrus Corporation and Inter-American Data, Inc. from their respective dates of acquisition.

(d)	In 2008, an impairment charge of $4.9 million was recognized on the company’s equity investment in Magirus. In 2007, the company recognized an impairment charge of $5.9 million ($5.1 million after taxes) on its equity method investment in Magirus. See note 6 for further information regarding this investment.
(e)	The company’s Senior Notes matured in 2007. In 2006, the company’s Senior Notes were reclassified from long-term obligations to a current liability.
(f)	In 2006, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Trust Preferred Securities”). Trust Preferred Securities with a carrying value of $105.4 million were redeemed for cash at a total expense of $109.0 million. In addition, Trust Preferred Securities with a carrying value of $19.9 million were converted into common shares of the company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology — including hardware, software and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Cleveland, Ohio effective October 2008, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China. The China operations are held for sale effective July 2008. Agilysys has three reportable segments: Hospitality Solutions, Retail Solutions, and Technology Solutions. See note 13 to consolidated financial statements included in Item 15, for additional discussion.
As disclosed in previous filings, the company sold its KeyLink Systems Distribution business (“KSG”) in March 2007 and now operates solely as an IT solutions provider. The following long-term goals were established by the company with the divestiture of KSG:

—	Grow sales to $1 billion in two years and to $1.5 billion in three years. Much of the growth will come from acquisitions.
—	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.
—	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.
As a result of the decline of the macroeconomic environment, significant risk in the credit markets and changes in demand for IT products, the company is reevaluating its long-term revenue goals and acquisition strategy.
The company experienced solid demand across its base business and its newly acquired businesses in 2008, with base business net sales increasing 7.5% year-over-year and newly acquired businesses contributing $262.6 million of incremental sales during the year. Gross margin as a percentage of sales decreased two percentage points year-over-year at 23.4% and 25.4% at March 31, 2008, and 2007, respectively, which was above our long-term goal of achieving gross margins in excess of 20%.
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

Results of Operations

2008 Compared with 2007

Net Sales and Operating Loss

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2008	2007	$	%

Net Sales
Product	$644,745	$381,723	$263,022	68.9
Service	126,215	92,847	33,368	35.9

Total	770,960	474,570	296,390	62.5
Cost of goods sold
Product	549,057	328,831	220,226	67.0
Service	41,749	25,032	16,717	66.8

Total	590,806	353,863	236,943	67.0

Gross margin	180,154	120,707	59,447	49.2
Gross margin percentage	23.4%	25.4%
Operating expenses
Selling, general, and administrative expenses	199,258	133,185	66,073	49.6
Restructuring credits	(75)	(2,531)	2,456	97.0

Operating loss	$(19,029)	$(9,947)	$(9,082)	(91.3)
Operating loss percentage	(2.5)%	(2.1)%

Net sales.  The $296.4 million increase in net sales was largely driven by an increase in hardware revenue. Hardware revenue increased $223.6 million year-over-year. The increase in hardware revenue was principally due to higher revenues generated from the acquisitions which contributed $205.7 million. Innovativ contributed $162.0 million of the $205.7 million.
The technology solutions business sales increased $212.9 million primarily due to the Innovative and Stack acquisitions, which contributed $175.3 million and $46.2 million, respectively. The hospitality solutions business sales increased $46.9 million primarily due to the InfoGenesis and Eatec acquisitions, which contributed $31.4 and $0.9 million respectively. The retail solutions business sales increased $37.0 million primarily due to respective changes in sales volume.
Gross Margin.  The $59.4 million increase in gross margin was driven by the overall increase in sales. Changes in product mix, pricing under our procurement agreement with Arrow and margins of our acquisitions all contributed to the lower gross margin percentage.
The technology solutions business gross margin increased $32.2 million primarily due to the Innovative and Stack acquisitions, which contributed $34.1 million and $6.1 million, respectively. The hospitality solutions business gross margin increased $24.1 million primarily due to the InfoGenesis and Eatec acquisitions, which contributed $15.5 and $0.8 million, respectively. The retail solutions business gross margin increased $5.1 million, which can be directly attributable to the increase in sales.
Operating Expenses.  The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring credits. The $66.1 million increase in SG&A expenses was mainly driven by the following key factors: incremental operating expenses of $0.4, $25.8, $16.6, and $8.3 million related to the acquisitions of Eatec, Innovativ, InfoGenesis, and Stack, respectively, outside services expense of $4.2 million, and rental expense of $2.5 million. The remaining increase in SG&A was principally due to higher stock-based compensation and benefits costs.
Restructuring credits decreased $2.5 million during 2008. The decline was principally due to the $4.9 million reversal of the remaining restructuring liability that was initially recognized in 2003 for an unutilized leased facility. In connection with the sale of KSG, management determined that the company would utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations in 2007. The 2007 restructuring credit was offset by a charge of approximately $1.7 million for the termination of a facility lease that was previously exited as part of a prior restructuring effort and a $0.5 million charge for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG.

Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2008	2007	$	%

Other (income) expenses
Other (income) expense, net	$(6,632)	$6,025	$12,657	210.1%
Interest income	(13,101)	(5,133)	7,968	155.2%
Interest expense	945	2,731	1,786	65.4%

Total other (income) expenses	$(18,788)	$3,623	$22,411	618.6%

Other (income) expense, net.  The $12.7 million favorable change in other (income) expense, net, was due to a $1.4 million gain recognized on the redemption of the company’s investment in an affiliated company in the first quarter of the current year. The company recognized a $1.5 million increase in foreign currency transaction gains during the current year compared with last year due to changes in exchange rates. Additionally, there was a $9.8 million year-over-year increase in earnings from the company’s equity method investment which included a fourth quarter gain on sale of $15.1 million as a result of the sale by Magirus the investment of a portion of its distribution business. In the fourth quarter of 2008, the company recognized a $4.9 million impairment charge to write down the company’s equity method investment to its fair value compared to a $5.9 million impairment charge for the write down of the company’s equity method investment to its estimated realizable value in 2007. The write down was driven by changing market conditions and the equity method investee’s recent operating losses that indicated an other-than-temporary loss condition and the eventual sale of the investment in 2009.
Interest income.  The $8.0 million favorable change in interest income was due to higher average cash and cash equivalent balance in the current year compared with last year. The higher cash and cash equivalent balance was driven by the sale of KSG for $485.0 million on March 31, 2007. However, the company’s cash and cash equivalent balance has declined during the current year as the company has used cash to acquire businesses and purchase common shares for treasury.

Income Taxes
The company recorded an income tax benefit from continuing operations at an effective tax rate of 381.1% in 2008 compared with an income tax benefit at an effective rate of 14.3% in 2007. The increase in the effective tax rate is primarily attributable to the reversal of the valuation allowance associated with Magirus, the settlement of an IRS audit, and other changes in liabilities related to FIN 48 which were partially offset by higher meals and entertainment expenses incurred in marketing the company’s products.

2007 Compared with 2006

Net Sales and Operating Loss

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2007	2006	$	%

Net Sales
Product	$381,723	$381,902	$(179)	NM
Service	92,847	87,082	5,765	6.6%

Total	474,570	468,984	5,586	1.2%
Cost of goods sold
Product	328,831	336,339	(7,508)	(2.2)%
Service	25,032	25,676	(644)	(2.5)%

Total	353,863	362,015	(8,152)	(2.3)%

Gross margin	120,707	106,969	13,738	12.8%
Gross margin percentage	25.4%	22.8%
Operating expenses
Selling, general, and administrative expenses	133,185	123,058	10,127	8.2%
Restructuring (credits) charges	(2,531)	5,337	(7,868)	(147.4)%

Operating loss	$(9,947)	$(21,426)	$11,479	53.6%
Operating loss percentage	(2.1)%	(4.6)%

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
The technology solutions business sales increased $22.6 million, the hospitality solutions business sales decreased $4.9 million and the retail solutions business sales decreased $11.0 million primarily due to respective changes in sales volumes.
Gross Margin.  The $13.7 million increase in gross margin was driven by the overall increase in sales as well as a higher mix of software and service revenue, which traditionally results in higher gross margin.
The technology solutions business gross margin increased $7.9 million, which is directly attributable to the increase in net sales while the hospitality and retail solutions businesses experienced declining sales, margins increased $1.3 million and $0.2 million respectively between 2008 and 2007. The increase is due to higher service sales, which carry higher margins over declines in product sales, which have lower margins.
Operating Expenses.  The company’s operating expenses consist of SG&A expenses and restructuring (credits) charges. The $10.1 million increase in SG&A expenses was mainly driven by the following key factors: incremental operating expenses of $3.0 million associated with the company’s entrance into the China market, incremental operating expenses of $0.9 million related to the acquisition of Visual One, share-based compensation expense of $3.6 million, offset by a $2.5 million decline in bad debt expense. Regarding the increase in stock-based compensation expense, the company began to expense stock option awards at the beginning of 2007 upon adoption of FAS 123R. Regarding the decline in bad debt expense, the company continued to experience an overall improvement in its accounts receivable base. The remaining increase in SG&A was principally due to higher compensation and benefits costs driven by annual wage increases for the company’s employee base.
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

Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2007	2006	$	%

Other (income) expenses
Other expense (income), net	$6,025	$(1,094)	$(7,119)	(650.7)%
Interest income	(5,133)	(4,451)	682	15.3%
Interest expense	2,731	6,069	3,338	55.0%
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	4,811	4,811	100.0%

Total other expenses	$3,623	$5,335	$1,712	32.1%

Other (income) net.  The $7.1 million unfavorable change in other expense (income), net, was principally due to a $0.9 million decline in earnings from the company’s equity method investment and $5.9 million impairment charge for the write-down of the company’s equity method investment to its estimated realizable value. The write-down was driven by changing market conditions and the equity method investee’s recent operating losses that indicated an other-than-temporary loss condition.
Interest expense.  The $3.3 million favorable change in interest expense was largely driven by the company’s lower debt level resulting from the retirement of its 9.5% Senior Notes in August 2006.
Loss on redemption of Trust Preferred Securities.  In connection with the company’s redemption of its Trust Preferred Securities in the first quarter of 2006, the company wrote off deferred financing fees of $2.7 million. The financing fees, incurred at the time of issuing the Trust Preferred Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the maturity date of the Trust Preferred Securities. The write off of deferred financing fees, along with the $2.1 million premium paid for the redemption, resulted in a loss of $4.8 million in 2006.

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

Contractual Obligations
The following table provides aggregated information regarding the company’s contractual obligations as of March 31, 2008. These obligations are discussed in detail in the preceding paragraphs and notes 7 and 8 to the consolidated financial statements.

	Payments due by fiscal year
		Less than	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	1 year	Years	years	5 years

Capital leases	$647	$305	$289	$53	$—
Operating leases (1)	21,177	5,625	7,547	3,390	4,615
Purchase obligations (2)	1,320,000	330,000	660,000	330,000	—

Total contractual obligations	$1,341,824	$335,930	$667,836	$333,443	$4,615

(1)	Lease obligations are presented net of contractually binding sub-lease arrangements.
(2)	In connection with the sale of KSG, the company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. Under the PPA, the company is required to purchase a minimum of $330 million worth of products each year during the term of the agreement (5 years), adjusted for product availability and other factors.
At March 31, 2008, the company had $3.6 million accrued for potential income tax uncertainties and $20.2 million accrued for employee benefit plan obligations, both of which are excluded from the contractual obligations table as the timing of payment cannot be reasonably estimated.
The company anticipates that cash on hand, funds from continuing operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Liquidity and Capital Resources

Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at March 31, 2008. The company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short-and long-term liquidity requirements.
As of March 31, 2008, the company’s total debt was approximately $1.0 million and consisted of $0.5 million of capital lease obligations and $0.5 million of long term customer deposits. As of March 31, 2007, the company’s total debt was approximately $0.1 million, and consisted of capital lease obligations.

Revolving Credit Facility
The company had a $200 million unsecured credit facility (“Facility”) that expires in 2010. At March 31, 2008, the company had $199 million available under the Facility given certain letter of credit commitments. The Facility included a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility was available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility bore interest at various levels over LIBOR. The Facility contained various compliance and financial covenants. The company was in default of its covenants as a result of its failure to timely file this report with the SEC and other technical requirements. There were no amounts outstanding under the Facility at March 31, 2008.

Cash Flow

	Year ended March 31		Increase (decrease)	Year ended March 31
(Dollars in thousands)	2008	2007		$2006

Net Cash (used for) provided by continuing operations:
Operating activities	$(160,613)	$152,386	$(312,999)	$(25,411)
Investing activities	(240,654)	469,976	(710,630)	(37,744)
Financing activities	(137,390)	(51,288)	(86,102)	(105,985)
Effect of foreign currency fluctuations on cash	1,314	(97)	1,411	367

Cash flows (used for) provided by continuing operations	(537,343)	570,977	(1,108,320)	(168,773)
Net operating and investing cash flows provided by (used for) discontinued operations	3,272	(114,160)	117,432	74,743

Net (decrease) increase in cash and cash equivalents	$(534,071)	$456,817	$(990,888)	$(94,030)

Cash flow (used for) provided by operating activities.  The $313.0 million decline in cash used for operating activities was due to the decrease in accrued income taxes payable of $271.5 million as a result of the payment of taxes related to the gain on sale of KSG. The remainder of the increase was principally driven by changes in working capital.
Cash flow (used for) provided by investing activities.  The $710.6 million decline in cash used for investing activities was principally due to the $485.0 million proceeds received from the sale of KSG in 2007. Additionally, more cash was used in 2008 for business acquisitions compared with 2007. The company’s cash outflow for the acquisition of Eatec, Innovativ, InfoGenesis, and Stack in 2008 was $236.2 million (net of cash acquired) compared with $10.6 million (net of cash acquired) for Visual One in 2007.
Cash flow used for financing activities.  The $86.1 million decline in cash used for financing activities was principally driven by the company’s redemption of its common shares for treasury for a total cost of $150.0 million and the increase in cash of $14.6 relating to the floor plan financing agreement. In 2007, there was a $59.6 million use of cash for principal payments under long term obligations, of which $59.4 million related to the company’s retirement of its Senior Notes.

Critical Accounting Policies, Estimates & Assumptions
The management discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company regularly evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies, litigation and supplier incentives. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
The company’s most significant accounting policies relate to the sale, purchase, and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No material adjustments to the company’s accounting policies were made in 2008. Specific risks for these critical accounting policies are described in the following paragraphs.
For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
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

Regarding hardware sales, revenue is generally recognized when the product is shipped to the customer and when there are not unfulfilled obligations that affect the customer’s final acceptance of the arrangement. A portion of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms with the customer and product returns, and bears credit risk if the customer does not pay for the goods. As the principal contact with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination.
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
Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. For certain long-term proprietary service contracts, the company follows the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that work performed bears to estimated total work to be performed on the contract. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of billings on uncompleted contracts in excess of related costs is shown as a current asset. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
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
Inventories.  Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. The company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The company provides a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.
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
Goodwill and Long-Lived Assets.  In assessing the recoverability of the company’s goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, the company may be required to record impairment charges for these assets in the period such determination was made.

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
Valuation of Accounts Payable.  The company’s accounts payable has been reduced by amounts claimed by vendors for amounts related to incentive programs. Amounts related to incentive programs are recorded as adjustments to cost of goods sold or operating expenses, depending on the nature of the program. There is a time delay between the submission of a claim by the company and confirmation of the claim by our vendors. Historically, the company’s estimated claims have approximated amounts agreed to by vendors.
Supplier Programs.  The company receives funds from suppliers for product sales incentives and marketing and training programs, which are generally recorded, net of direct costs, as adjustments to cost of goods sold or operating expenses according to the nature of the program. The product sales incentives are generally based on a particular quarter’s sales activity and are primarily formula-based. Some of these programs may extend over one or more quarterly reporting periods. The company accrues supplier sales incentives and other supplier incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual supplier sales incentives may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued, and can, at times, result in significant earnings fluctuations on a quarterly basis.

Recently Issued Accounting Pronouncements
In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts, and interpretation of FASB Statement No. 60 (“Statement 163”). Statement 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. Statement 163 is effective for fiscal years after December 15, 2008, or fiscal year 2010 for the company. The company is currently evaluating the impact, if any, that Statement 163 will have on its financial position, results of operations and cash flows.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company is currently evaluating the impact, if any, that Statement 162 will have on its financial position, results of operations and cash flows.
In March 2008, The FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 enhances the disclosures about an entity’s derivative and hedging activities. Statement 161 is effective for fiscal periods beginning after November 15, 2008, or January 1, 2009, for the company. The company is currently evaluating the impact, if any, that Statement 161 will have on its financial position, results of operations and cash flows.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except FAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The company is currently evaluating the impact that Statement 157 will have on its financial position, results of operations and cash flows.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. As of March 31, 2008 and 2007, the company had a liability of uncertain tax positions, excluding interest, penalty, and federal benefit of $6.0 million and $8.1 million respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance at March 31, 2007	$8,055
Additions:
Relating to positions taken during current year	1,372
Due to business acquisitions	3,454
Reductions:
Relating to tax settlements	(4,635)
Relating to positions taken during prior year	(899)
Due to business acquisitions	(1,350)

Balance at March 31, 2008	$5,997

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of March 31, 2008, and 2007, the company had approximately $1.2 million and $1.0 million of interest and penalties accrued, respectively.
As of March 31, 2008, the company has a liability of $2.6 million related to uncertain tax positions and $1.0 million related to interest and penalties, the recognition of which would affect the company’s effective income tax rate.
The company anticipates the completion of a state income tax audit in the next twelve months which could reduce the accrual for unrecognized tax benefits by $0.2 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has potential tax examination years open back to and including 1998 which may be subject to tax authority examination.

Business Combinations

2008 Acquisitions

Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $24.8 million has been assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Eatec acquisition will not be deductible for income tax purposes.

Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovativ”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovativ have been included in the accompanying condensed consolidated financial statements from that date forward. Innovativ is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovativ establishes a new and significant relationship between Sun Microsystems and the company. Innovativ was acquired for an initial cost of $108.6 million. Additionally, the company agreed to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out originally was limited to a maximum payout of $90.0 million. During the fourth quarter of 2008, the company recognized $35.0 million of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, the company amended its agreement with the Innovativ shareholders whereby the maximum payout available to the Innovativ shareholders was limited to $58.65 million, inclusive of the $35 million. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
During the fourth quarter, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships which will be amortized over useful lives ranging from two to five years. The calculated Innovativ intangible asset amortization expense for the fourth quarter was $3.4 million. The company actually recorded $7.0 million during the fourth quarter, which includes the final estimated amortization upon completion of the purchase price allocation and change in estimate for the second and third quarter recorded expense.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million has been assigned to goodwill. Goodwill resulting from the Innovativ acquisition will be deductible for income tax purposes.

InfoGenesis
On June 18, 2007, the company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition provides the company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base and increases its software application offerings. InfoGenesis was acquired for a total acquisition cost of $90.6 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $71.7 million has been assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, $4.5 million to customer relationships, and $10.8 million to trade names, which have an indefinite life. Management will amortize the developed technology and the customer relationships over useful lives ranging from six months to seven years. Amortization expense of $0.6 million and $2.0 million for the quarter and year ended March 31, 2008, respectively, has been recognized by the company relating to the identified intangible assets. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year of the date of acquisition. Accordingly, allocation of the acquisition cost is subject to modification in the future. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.

The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Condensed balance sheet as of the date of acquisition

(Dollars in thousands)	Innovativ	InfoGenesis

Current assets	$82,815	$18,321
Property and equipment	1,247	5,944
Intangible assets	29,730	18,291
Goodwill arising after the acquisition	97,781	71,662

Total Assets	211,573	114,218
Current Liabilities	67,630	18,281
Long-term debt	—	649
Other long-term obligations	—	8,185

Total liabilities	67,630	27,115

Net assets acquired	$143,943	$87,103

Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovativ acquisitions occurred on April 1:

	Twelve months ended March 31
(Dollars in thousands)	2008	2007

Net Sales	$851,893	$750,681
Income from continuing operations	$2,252	$3,194
Net income	$5,242	$241,749
Earnings per share — basic and diluted
Income from continuing operations	$0.08	$0.10
Net income	$0.19	$7.88
Earnings per share — diluted
Income from continuing operations	$0.08	$0.10
Net income	$0.18	$7.88

Stack Computer, Inc.
On April 2, 2007, the company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $25.2 million.
Management has made a preliminary adjustment of $0.8 million to the fair value of acquired capital equipment and assigned $11.7 million of the acquisition cost to identifiable intangible assets as follows: $1.5 million to non-compete agreements, which will be amortized over five years using the straight-line amortization method; $1.3 million to customer relationships, which will be amortized over five years using an accelerated amortization method; and $8.9 million to supplier relationships, which will be amortized over ten years using an accelerated amortization method. The cumulative amortization expense of $1.3 million relating to the identified intangible assets from the acquisition date through December 31, 2007, was recognized during the third quarter of 2008.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million has been assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes.

2007 Acquisition

Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems Corporation (“Visual One Systems”), a leading developer and marketer of Microsoft Windows-based software for the hospitality industry. The acquisition provides the company with additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.4 million.
During the second quarter of 2008, management assigned $4.9 million of the acquisition cost to identifiable intangible assets as follows: $3.8 million to developed technology, which will be amortized over six years using the straight-line method; $0.6 million to non-compete agreements, which will be amortized over eight years using the straight-line amortization method; and $0.5 million to customer relationships, which will be amortized over five years using an accelerated amortization method. Amortization expense of $0.2 million and $1.1 million for the quarter and year ended March 31, 2008, respectively, has been recognized by the company relating to the identified intangible assets.
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes.

2006 Acquisitions

Mainline China and Hong Kong
On December 8, 2005, the company acquired the China and Hong Kong operations of Mainline Information Systems, Inc. Accordingly, the results of operations for the China and Hong Kong operations have been included in the accompanying consolidated financial statements from that date forward. The business specializes in IBM information technology enterprise solutions for large and medium-sized businesses and banking institutions in the China market, and has sales offices in Beijing, Guangzhou, Shanghai and Hong Kong. The business provides the company the opportunity to begin operations in China with a nucleus of local workforce. The aggregate acquisition cost for the China and Hong Kong operations was $0.8 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $0.8 million was assigned to goodwill. Goodwill resulting from the acquisition of the China and Hong Kong operations will not be deductible for income tax purposes.

The CTS Corporations
On May 31, 2005, the company acquired The CTS Corporations (“CTS”), a independent services organization, specializing in information technology storage solutions for large and medium-sized corporate customers and public-sector clients. Accordingly, the results of operations for CTS have been included in the accompanying consolidated financial statements from that date forward. The addition of CTS enhances the company’s offering of comprehensive storage solutions. The aggregate acquisition cost was $27.8 million, which included repayment of $2.6 million of CTS debt. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $17.6 million was assigned to goodwill in 2006. Additionally, specifically identifiable intangible assets were assigned a fair value of $9.8 million. Of the intangible assets acquired, $9.4 million was assigned to customer relationships, which is being amortized over ten years using an accelerated method and $0.4 million was assigned to non-compete agreements, which are being amortized over four years using the straight-line method. During 2007, the company adjusted the estimated fair value of acquired tax assets by $0.8 million, with a corresponding decrease to goodwill. Goodwill resulting from the CTS acquisition will not be deductible for income tax purposes.

Discontinued Operations

Sale of KeyLink Systems Distribution Business Assets and Operations
During 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. At March 31, 2007, the final working capital adjustment was $10.8 million. Through the sale of

KSG, the company exited all distribution-related businesses and exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth, both organically and through acquisition, of its IT solutions business. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations.

Restructuring Charges

2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits was substantially complete in 2008.

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

Investments

Investment in Marketable Securities
The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities was $0.1 million and $6.2 million at March 31, 2008 and 2007, respectively. During 2008, sale proceeds and realized gain were $6.1 million and $0.2 million, respectively. The company used the sale proceeds to fund corporate-owned life insurance policies.

Investment in Magirus — Held For Sale at March 31, 2008
During 2008, the company maintained an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company held a 20% interest in Magirus and accounted for the investment under the equity method. Because of changing market conditions, Magirus experienced several consecutive quarterly operating losses in fiscal 2007 which indicated an other-than-temporary loss condition. Accordingly, at March 31, 2007, the company’s investment was written down to its estimated realizable value. The amount of the write-down of $5.9 million was charged to operations in 2007.
Prior to March 31, 2008, the company met the qualifications to consider the asset as held for sale and decided to sell its 20% investment in Magirus. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”).
Magirus has continued to experience consecutive quarterly operating losses in each quarter of 2008 and, in the third quarter, Magirus sold the IBM and HP portion of its distribution business. Agilysys recorded, as other income, 20% of the equity basis operating gains and losses totaling $6.2 million. Additionally, the company increased the value of the investment by recording an annual currency translation adjustment of $3.4 million which was slightly offset by a $0.1 million dividend which was recorded as a return of capital. Subsequent to March 31, 2008, the company received a dividend from Magirus (as a result of Magirus selling its distribution business in fiscal 2008) of approximately $7.3 million and sold its 20% ownership interest of Magirus for approximately $2.3 million, resulting in approximately $9.6 million of total proceeds received in fiscal 2009. As a result of these events, the company adjusted the fair market value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
As a result of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any, if any, of the Company’s securities registration statements or post-effective amendments until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
As of April 1, 2008, the company has invoked FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (“FIN 35”), for its investment in Magirus. The invocation of FIN 35 requires the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method is being used by the company because management does not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock necessary to account for an investment in common stock under the equity method.

Investment in Affiliated Companies
During 2008, the investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the consolidated statement of operations.

Stock Based Compensation
The company accounts for stock based compensation in accordance with the fair value recognition provisions of FASB Statement 123R, Share-Based Payment (“FAS 123R”), which was adopted on April 1, 2006. The company adopted the provisions of FAS 123R using the modified prospective application and, accordingly, results for prior periods have not been restated. Prior to April 1, 2006, the company accounted for stock based compensation in accordance with the intrinsic value method. As such, no stock based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant.
Compensation cost charged to operations relating to stock options during 2008 was $3.5 million. As of March 31, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 13 months.

Risk Control and Effects of Foreign Currency and Inflation
The company extends credit based on customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the consolidated financial statements when collections are in doubt.
The company sells internationally and enters into transactions denominated in foreign currencies. As a result, the company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the company’s results of operations for the 2008, 2007 or 2006 fiscal years.
The company believes that inflation has had a nominal effect on its results of operations in fiscal 2008, 2007 and 2006 and does not expect inflation to be a significant factor in fiscal 2009.

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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Risks and uncertainties include, but are not limited to, those described above in Item 1A, “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts executed by the company during 2008, 2007, or 2006.
The company is currently exposed to interest rate risk from the floating-rate pricing mechanisms on its revolving credit facility; however, there were no amounts outstanding under the credit facility in 2008, 2007, or 2006.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth beginning at page 64 of this Annual Report on Form 10-K.

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weakness relating to the company’s internal control over financial reporting as described below in “Management’s Report on Internal Controls Over Financial Reporting.” In light of the material weakness, the company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting
The management of the company, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the company did not maintain effective internal control over financial reporting as a result of the material weakness discussed below as of March 31, 2008.
Revenue Recognition Controls — The aggregation of several errors in the company’s hospitality and retail segments’ order processing operations resulted in a material weakness in the operating effectiveness of revenue recognition controls.
Management has performed a review of the company’s internal control processes and procedures surrounding the hospitality and retail order processing operations. As a result of this review, the company has taken and continues to implement the following steps to prevent future errors from occurring:
1. Mandatory training for all sales operations personnel including procedure and process review, and awareness and significance of key controls;
2. Additional review and approval on documents supporting all transactions greater than $100,000 by the Sales Operations Management; and
3. Enhanced monthly sales cutoff testing by the company’s Internal Audit Department to ensure proper and timely revenue recognition.

Ernst & Young LLP, our independent registered public accounting firm, has issued their report regarding the company’s internal control over financial reporting as of March 31, 2008, which is included elsewhere herein.

Change in Internal Control over Financial Reporting
The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No change in our internal control over financial reporting occurred during the company’s last quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter of fiscal 2009, the company began implementing the remedial measures described above.

Item 9B.	Other Information.

None.

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

At the company’s next Annual Meeting the shareholders will elect three Class B Directors for a three-year term ending at the Annual Meeting in 2011. The Board of Directors have not yet determined a date for the Annual Meeting or the nominees for election at the Annual Meeting.
For each of the Directors who served on the Board of Directors for the company, as of March 31, 2008, the following table shows: name; principal job for the past five years and directorships in other publicly-held corporations; the year during which service as a Director began or will begin; age; and when the service as a Director ends or will end.

	Principal Occupation or Employment	Director
	for Past Five Years and Other	Continuously		Term
Name	Directorships of Publicly-Held Corporations	Since	Age	Expiration

Class A Directors
Keith M. Kolerus (1)	Retired Vice President, American Division, National Semiconductor (Computer Components), from 1996 to February 1998; Chairman of the Board of Directors of ACI Electronics, LLC, since 2004; Chairman of the Board of Directors, National Semiconductor Japan Ltd., from 1995 to 1998.	1998	62	2010
Robert A. Lauer	Retired from Accenture (formerly known as Andersen Consulting) in August 2000, Mr. Lauer held numerous managing partner responsibilities, operational and service line leadership roles during his thirty-one year career, most recently serving as Managing Partner of Andersen Consulting’s eHuman Performance Global Line of Business.	2001	64	2010
Robert G. McCreary, III	Founder and currently a principal of CapitalWorks, LLC (Private Equity Group), Mr. McCreary has served in numerous managing partner positions in investment banking firms and as a partner in a large regional corporate law firm.	2001	56	2010

	Principal Occupation or Employment	Director
	for Past Five Years and Other	Continuously		Term
Name	Directorships of Publicly-Held Corporations	Since	Age	Expiration

Class B Directors
Thomas A. Commes	Retired President and Chief Operating Officer of The Sherwin-Williams Company (Paints and Painting Supplies Manufacturer and Distributor) from June 1986 to March 1999 and a Director of The Sherwin-Williams Company from April 1980 to March 1999; Director, Applied Industrial Technologies, Inc., Pella Corporation and U-Store-It Trust (REIT).	1999	66	2011
Curtis J. Crawford(2)	Founder, President and Chief Executive Officer of XCEO, Inc. (Executive Counseling and Coaching Services); Dr. Crawford currently serves as a member of the Board of Directors of E.I. DuPont de Nemours and Company, ITT Industries, Inc., and ON Semiconductors.	2005	60	2011
Howard V. Knicely	Executive Vice President, Human Resources & Communications of TRW, Inc. (Aerospace, Software Systems and Automotive Components) from 1995 through 2002; from 1989 to 1995, Executive Vice President, Human Resources, Communications and Information Systems at TRW; Director of TRW from April 2001 through 2002.	2002	72	2011

	Principal Occupation or Employment	Director
	for Past Five Years and Other	Continuously		Term
Name	Directorships of Publicly-Held Corporations	Since	Age	Expiration

Class C Directors
Charles F. Christ	Retired Vice President and General Manager of Components Division, Digital Equipment Corporation (Computer and Office Equipment) from July 1994 to July 1997; Chairman of Board of Directors of Dot Hill Systems Corp. since July 2000; President, Chief Executive Officer and a member of the Board of Directors of Symbios, Inc. from 1997 to August of 1998; member of the Board of Directors of Maxtor, Inc. from August of 1995 until its acquisition in 2006.	1997	69	2009
Arthur Rhein(3)	Chairman of the Board of the company since April 30, 2003; President and Chief Executive Officer of the company since April 1, 2002; prior thereto, President and Chief Operating Officer of the company since April 1997; Director of Orbit International, Inc. since August 2004.	1990	62	2009
Eileen M. Rudden	Retired Vice President, and General Manager Unified Communications Division, Avaya, Inc. (Communication Networks and Systems), from 2003 to September 2007; Entrepreneur in Residence, Axxon Capital, 2001 to 2003: Board of Directors of John H. Harland Company, from 1999 to May 2007.	2007	58	2009

(1)	Mr. Kolerus was elected by the Board as its independent Chairman on October 20, 2008.
(2)	Mr. Crawford resigned from the Board, effective June 24, 2008. The Board appointed Mr. R. Andrew Cueva to replace the vacancy created by Mr. Crawford’s resignation. Mr. Cueva, 38, is Managing Director of MAK Capital Fund, L.P. since 2005.
(3)	Mr. Rhein retired from the Board effective October 20, 2008. The Board appointed Mr. Martin F. Ellis to serve as Chief Executive Officer of the company due to Mr. Rhein’s retirement. Mr. Ellis is President and Chief Executive Officer of the Company since October 20, 2008, prior thereto, Executive Vice President and Chief Financial Officer of the Company since June 3, 2005, and prior thereto, Executive Vice President Corporate Development and Investor Relations of the Company since June, 2003.

Corporate Governance and Related Matters

Corporate Governance Guidelines
In May 2006, the Board of Directors adopted Amended Corporate Governance Guidelines created and approved by the Nominating and Corporate Governance Committee. The Guidelines provide a sound framework to assist the Board in fulfilling its responsibilities to shareholders. Under these Guidelines, the Board exercises its role in overseeing the company by electing qualified and competent officers, and by monitoring the performance of the company. The Guidelines state that the Board and its Committees will exercise oversight in the areas of CEO and executive pay, director nomination, corporate governance, succession planning, financial reporting, internal controls, and strategic and operational issues. The Guidelines also state Board policy on eligibility for the Board, including director independence and qualifications for Board candidates, and Board policy describing events that require resignation from the Board. A complete copy of the Guidelines is available on the company’s website at www.agilysys.com.

Independence
It is the policy of the Board that a substantial majority of its members should be independent. Upon the review and recommendation of the Nominating and Corporate Governance Committee, the Board has determined that all members of the Audit, Compensation and Nominating and Corporate Governance Committees are “independent” according to SEC regulations and applicable stock exchange listing standards, and that the members of these Committees have no direct or indirect material relationships with the company other than their position as Directors. The Board has also determined that all members of the Audit Committee meet the additional independence requirements for audit committee membership.
The following company Directors are independent:
Charles F. Christ
Thomas A. Commes
Curtis J. Crawford (1)
Howard V. Knicely
Keith M. Kolerus
Robert A. Lauer
Robert G. McCreary, III
Eileen M. Rudden

(1)	Mr. Crawford resigned from the Board, effective June 24, 2008. The Board appointed Mr. R. Andrew Cueva to replace the vacancy created by Mr. Crawford’s resignation. Mr. Cueva is an independent director and meets the additional independence requirements for audit committee membership.

Code of Ethics
The company has adopted a Code of Business Conduct that applies to all directors, officers and employees of the company. In addition, the company has adopted a Code of Ethics for Senior Financial Executives that applies to the Chief Executive Officer, Chief Financial Officer and Controller of the company and any person performing a similar function. The Code of Business Conduct and the Code of Ethics for Senior Financial Executives are available on the company’s website at www.agilysys.com. The company has in place a hotline, managed by an independent third party, that all employees can use to anonymously report potential violations of the Code of Business Conduct or the Code of Ethics for Senior Financial Executives.

Meeting of Board of Directors and Attendance at Annual Meeting
The Board of Directors held seven meetings during 2008. During 2008, no Director attended less than 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period he served as a Director and (ii) the total number of meetings held by Committees of the Board on which he/she served, during the periods that he/she served. Independent Directors meet regularly in executive session at each Board meeting. Such executive sessions were previously chaired, on a rotating basis, by the Chairmen of the Audit, Compensation, and Nominating and Corporate Governance Committees. On October 20, 2008, the Board elected Mr. Keith Kolerus as its independent chairman, replacing Mr. Arthur Rhein, who retired effective that same day. As a result, the Board will no longer require that the executive sessions be chaired on a rotating basis.
It is the policy of the Board that all of its members attend the Annual Meeting of Shareholders absent exceptional cause. All of the Directors were in attendance at the July 2007 Annual Meeting except one.

Shareholder Communication with Directors
Shareholders and others who wish to communicate with the Board of Directors as a whole, or with any individual Director, may do so by sending a written communication to such Director(s) in care of the company at its headquarters address. The company’s general counsel will forward the communication to the Director(s) as instructed by the Director.

Committees of the Board

Nominating and
	Executive (4)	Audit (4)	Compensation (4)	Corporate Governance (4)

Charles F. Christ			X
Thomas A. Commes (1)	X	Chairman		X
Curtis J. Crawford (2)			X	Chairman
Keith M. Kolerus	X	X
Robert A. Lauer			X
Robert G. McCreary, III		X
Arthur Rhein (3)	Chairman
Eileen M. Rudden		X
Howard V. Knicely			Chairman	X

(1)	Audit Committee Financial Expert
(2)	Mr. Crawford resigned from the Board effective June 24, 2008. Mr. McCreary was appointed as the Chairman of the Nominating and Corporate Governance Committee following Mr. Crawford’s resignation. The Board did not replace Mr. Crawford’s seat on the Compensation Committee.
(3)	Mr. Rhein retired from the Board, effective October 20, 2008.
(4)	Neither Mr. R. Andrew Cueva nor Mr. Martin Ellis — the Board’s newest members — have been appointed to serve on any of the Committees of the Board at this time.
Executive Committee.  The Executive Committee exercises the power and authority of the Board of Directors as needed between regular Board meetings. The Executive Committee met once during the last fiscal year.
Audit Committee.  The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, reviews with the company’s independent registered public accounting firm the proposed scope of the company’s annual audits and audit results, reviews the adequacy of internal financial controls, reviews internal audit functions, is directly responsible for the appointment, determination of compensation, retention and general oversight of the independent registered public accounting firm and reviews any concerns identified by either the internal or external auditor. The Audit Committee held four meetings during the last fiscal year. The Board of Directors has determined that all Audit Committee members are financially literate under the current Nasdaq listing standards. The Board has also determined that Thomas A. Commes qualifies as an “audit committee financial expert” under the rules adopted by the SEC under the Sarbanes-Oxley Act of 2002. In January, 2005, the Board adopted an Amended and Restated Charter, which is available on the company’s website at www.agilysys.com.
Compensation Committee.  The purpose and mission of the Compensation Committee of the Board of Directors of the company is to enhance shareholder value by ensuring the pay available to the Board of Directors, Chief Executive Officer and other executive officers enables the company to attract and retain high-quality leadership and is consistent with the company’s executive pay policy. As part of its responsibility in this regard, the Compensation Committee oversees the company’s pay plans and policies, annually reviews and determines all pay (including base salary and the company’s annual cash incentive, long-term stock incentive, retirement and perquisite plans and programs), administers the company’s incentive programs (including establishing performance goals, determining the extent to which performance goals are achieved and calculating awards), administers the company’s equity pay plans (including making grants to the company’s executive officers) and regularly evaluates the effectiveness of the overall executive pay program. A more complete description of the Compensation Committee’s functions is found in the Compensation Committee’s charter, which is available on the company’s website at www.agilysys.com.
The Compensation Committee held six meetings during the last fiscal year.
The company’s Legal department and Human Resources department support the Compensation Committee in its work and, in some cases, as a result of delegation of authority by the Compensation Committee, fulfill various functions in administering the company’s pay programs. In addition, the Compensation Committee has the authority to engage the services of outside advisers, experts and others to assist the Committee. In fiscal year 2008, the Compensation Committee relied on the services of Pearl Meyer & Partners, an executive pay consulting firm, to provide input to facilitate the Compensation Committee’s decision-making process regarding the executive pay programs for the executive officers. Specifically, the executive pay consulting firm:

—	Provided input on executive pay levels among a peer group of companies and from published and private salary surveys;
—	Provided long-term incentive plan alternatives;
—	Prepared tally sheets covering all aspects of executive pay; and
—	Assisted in the preparation of the Compensation Discussion and Analysis.
While the Compensation Committee directly retains the executive pay consulting firm, in carrying out assignments the executive pay consulting firm also interacted with the company’s executive officers when necessary and appropriate. Specifically, the executive pay consulting firm interacted with the Chief Executive Officer, Chief Financial Officer and Chief Human Resources and Compliance Officer, who provided data and insight on the company’s compensation programs and business strategies.
Several executive officers, including the Chief Executive Officer and the Chief Human Resources and Compliance Officer, attend Compensation Committee meetings when executive compensation, company performance, and individual performance are discussed and evaluated by Compensation Committee members. The executive officers provide their thoughts and recommendations on executive pay issues during these meetings and also provide updates on financial performance, divestitures, mergers and acquisitions, industry status and other factors that may impact executive pay. Decisions regarding the Chief Executive Officer’s compensation were based solely on the Compensation Committee’s deliberations while compensation decisions regarding other executive officers took into consideration recommendations from the Chief Executive Officer. Only Compensation Committee members make decisions on executive pay and approve all outcomes.
Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee held four meetings during the last fiscal year. The Nominating and Corporate Governance Committee assists the Board in finding and nominating qualified people for election to the Board, assessing and evaluating the Board’s effectiveness, and establishing, implementing and overseeing the company’s governance programs and policies. The committee has hired a third-party executive recruitment firm to help find acceptable nominees for the Board. In January, 2005, the Board adopted an Amended and Restated Charter of the Nominating and Corporate Governance Committee, which is available on the company’s website at www.agilysys.com.
The Nominating and Corporate Governance Committee is responsible for reviewing the qualifications of, and recommending to the Board of Directors, individuals to be nominated for membership on the Board of Directors. The Committee considers nominees using the criteria for the composition of the Board and the qualifications of members as outlined in the company’s Corporate Governance Guidelines.
The Nominating and Corporate Governance Committee will consider shareholder recommendations for nominees for membership on the Board of Directors. Shareholders may make a nominee recommendation by sending the nomination to the Chairman of the Nominating and Corporate Governance Committee, at the company’s headquarters address. The recommendation must include:

—	The name and address of the candidate;
—	A brief biography, including his or her job for at least the last ten years, and why the candidate is qualified; and
—	The candidate’s signed consent to serve as a Director if elected and to be named in the proxy statement.
The Committee may request additional information from such candidate to assist in its evaluation. The Committee will evaluate any shareholder-recommended nominees in the same way it evaluates candidates recommended by other sources, as described above.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and certain of its executive officers and persons who beneficially own more than 10% of the Common Shares to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These persons are also required to furnish the Company with copies of any filed Forms. Based solely on the Company’s review of the copies of Forms it has received, the Company believes that each of its Directors, executive officers and beneficial owners of more than 10% of the Common Shares satisfied the Section 16(a) filing requirements during 2008, with the exception of Kenneth J. Kossin, Jr., and Rita A. Thomas, each of whom made one late Form 4 filing reporting a single stock option grant transaction.

Item 11.	Executive Compensation.

Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee during fiscal year 2008 or as of the date of this annual report is or has been an officer or employee of the company, and no executive officer of the company served on the compensation committee or board of any company that employed any member of the company’s Compensation Committee or Directors.

Executive Compensation

Compensation Discussion and Analysis
The Compensation Committee adopted a pay philosophy, objectives and structure for our Chief Executive Officer and Chief Financial Officer, as well as the three next highest paid executive officers — together, “the Named Officers”— designed to achieve business goals and create long-term shareholder value. Following input from our executive compensation consultant, the Compensation Committee reaffirmed this compensation philosophy, objectives and structure at its meeting on May 23, 2008.

Compensation Philosophy

—	To pay a base salary and annual cash incentives and provide long-term stock incentives targeted at a minimum of the 50th percentile of industry specific market surveys; and
—	To annually review compensation components based on industry specific market surveys and to tie compensation to the dynamics of the business strategy.

Compensation Objectives

—	To attract, retain and motivate executives who can significantly contribute to the success of the company;
—	To reward the achievement of business objectives that have been approved by the Board;
—	To provide a rational, consistent and competitive executive compensation program that is well understood by those to whom it applies; and
—	To tie a significant portion of executive compensation to the long-term performance of our Common Shares.

Compensation Structure

—	Base Salary — fixed pay that takes into account each executive’s roles and responsibilities, experience, functional expertise and individual performance;
—	Annual Incentives(1) — cash-based variable pay based on the achievement of company financial and business goals, with target incentives set as a percentage of salary; and
—	Long-Term Incentives — incentives based on the equity of the company in the form of performance shares and restricted stock granted, designed to influence our executive officers to maximize shareholder value.

(1) In August 2008, our compensation committee modified the basis of Annual Incentives for our Named Officers to be based on achievement of subjective measures.

Key Considerations Guiding Specific Decisions

Annual Goal Setting
Each fiscal year, written goals are established for the Named Officers. These goals are tied to the financial, strategic and operational goals of the company and include company and business specific financial targets relating to net sales, gross margin, EBITDA and similar financial measures.
Each Named Officer’s goals are established with input from and are reviewed by the independent Board members. The Chief Executive Officer evaluates the performance and recommends the total compensation award for each Named Officer, other than himself. The Chief Executive Officer’s performance, against these established goals, is reviewed by the Compensation Committee and, based upon that evaluation; the Committee determines the compensation of the Chief Executive Officer. The Committee also reviews the performance of the company’s other Named Officers, taking into consideration the Chief Executive Officer’s recommendation, and determines their compensation based on that review.

External Benchmarking
We did not conduct a formal external executive compensation study in fiscal year 2008 due to the ongoing change to our business mix. For purposes of determining fiscal 2008 pay levels for our Named Officers, we relied on our fiscal 2007 study. The information was used as a guide by the Compensation Committee in making specific compensation decisions.
For fiscal year 2009, we conducted a formal executive compensation study that showed our current pay levels for Named Officers are generally commensurate with the market median. The information was reviewed by the Compensation Committee in the context of our executive pay philosophy, objectives and current Named Officer pay levels prior to making decisions regarding salary levels and approving target annual incentives and equity grants for fiscal year 2009. We also conducted a formal compensation study that the Compensation Committee and full board used in setting fiscal 2009 Director pay.

Pay Mix

The table below shows the target pay mix for each Named Officer for fiscal year 2008:

			Target Annual	Long Term
		Salary as	Incentives as	Incentive as
		% of Total	% of Total	% of Total
Executive	Title	Compensation	Compensation	Compensation

Arthur Rhein	President & Chief Executive Officer	30%	30%	40%
Martin F. Ellis	Executive Vice President & Chief Financial Officer	35%	21%	44%
Robert J. Bailey	Executive Vice President	35%	21%	44%
Peter J. Coleman	Executive Vice President	35%	21%	44%
Richard A. Sayers, II	Executive Vice President, Chief Human Resources and Compliance Officer	35%	21%	44%

Note:  The above table takes into account target annual incentives, not actual annual incentive payouts. Long-term incentive percentages are based on the annualized FAS 123R fair value of the equity stock grants as of the date of the grants made in fiscal year 2008 for Messrs. Ellis, Bailey, Coleman and Sayers and the annualized value of the stock option grants made to Mr. Rhein in fiscal 2007. All of the equity grants discussed above were designed to be three-year grants, and vest over the same three-year period, with no additional grants planned for the following two years.

Pay Elements and Programs
Taken together, the incentive components, which are at-risk pay, represent a majority of the direct pay for each Named Officer, while fixed compensation (salary) represents a minority of total pay. Generally, our Chief Executive Officer has a larger overall incentive pay opportunity than other executives because he is believed to have a greater ability to influence financial and shareholder return performance. Our Named Officers have greater opportunities for long-term equity-based incentive compensation than annual cash incentive compensation. As a result, greater emphasis is placed on long-term shareholder value creation than annual financial performance.

(1)	Salary
We set salaries based on the executive’s position, individual performance and relation to pay levels in the competing market. We also take into account changes in salaries in the overall general market. Salaries are reviewed annually by our Compensation Committee at its first meeting after the fiscal year end, and changes in salary are based on the factors discussed above as well as input from our Chief Executive Officer. However, none of the factors are weighted according to any specific formula and new salaries are set based on the Compensation Committee’s discretion and judgment. At its meeting in May 2008, our Compensation Committee did not increase the salary of any of our Named Officers. In its meeting on November 13, 2008, our Compensation Committee discussed recommendations for the salary of Mr. Ellis, who was promoted to President and Chief Executive Officer on October 20, 2008, and Mr. Kenneth J. Kossin, Jr., who was promoted to Sr. Vice President and Chief Financial Officer on October 20, 2008. In determining the salaries, the Committee applied the same compensation philosophy as described above, applying current data obtained from our executive pay consultant based on salary surveys and information of companies in the industry with revenue similar to that of the company. On November 14, 2008, our Board agreed to the changes in salary for each as follows: Mr. Ellis — $450,000; Mr. Kossin — $285,000.

(2)	Annual Incentives
Annual incentives are designed to motivate executives to achieve key business goals and objective. We expect that achieving these goals and objectives will result in the creation of shareholder value. Target annual incentives are set at a percentage of salary.
At its May 2007 meeting, the Compensation Committee approved the Fiscal Year 2008 Annual Incentive Plan (the “2008 Annual Plan”). In the 2008 Annual Plan, we set a target incentive for Mr. Rhein of 100% of salary and targets for each of the other executive officers of 60% of salary. Each of these targets was at least at the minimum of the market median, based on information provided by our executive pay consultant. We set maximum payments at 250% of target incentive and threshold payments at 25% of target incentive. Our Compensation Committee believes the payout range provides an effective basis for annual incentive payouts based on the expected near-term volatility of our performance as we transform the company strategically. No annual incentive payments will be made if threshold financial performance metrics are not met.
The 2008 Annual Plan used three performance measures in order to determine annual incentive payouts, as follows: revenues (25%), EBITDA (50%) and discretionary based on business objectives (25%). The financial performance metrics had to achieve 75% of target before threshold would be paid and 150% of target must be achieved for maximum payout. Each of the above performance measures was independent of the others.
These performance measures were set at levels that were believed to represent achievable performance at the threshold levels, more demanding performance at the 100% target incentive levels, and significantly more difficult performance at the maximum levels, based on recent performance, historical trends and future expectations. For fiscal year 2008, actual outcomes versus the performance objectives resulted in an overall achievement payout of 47.1% of target, which triggered payments as represented in the Summary Compensation Table.
At its May 23, 2008 meeting, our Compensation Committee elected to use the same metrics and weighting as those used under the 2008 annual plan for fiscal year 2009 annual incentives. However, in the August 1, 2008 meeting, our Compensation Committee modified the basis of the Annual Incentives for our Named Officers to be based on the achievement of subjective measures. In its meeting on November 13, 2008, our Compensation Committee discussed recommendations for the annual incentives of Mr. Ellis, who was promoted to President and Chief Executive Officer on October 20, 2008, and Mr. Kenneth J. Kossin, Jr., who was promoted to Sr. Vice President and Chief Financial Officer on October 20, 2008. On November 14, 2008, our Board agreed to annual incentives for each as follows: Mr. Ellis — $337,500; Mr. Kossin — $142,500.

(3)	Long-Term Equity Incentives
We use our 2006 Stock Incentive Plan (the “2006 Equity Plan”) to grant various types of stock-based, or equity incentives, including stock options, stock-settled stock appreciation rights, restricted stock and restricted stock units, performance shares and units, and other equity-based and cash awards. The range of equity awards provides us the flexibility to address specific pay objectives for our executive officers, including motivating the creation of shareholder value and retaining and attracting executives and other employees.
We have no role in the timing of the equity awards, but we provide recommendations to the Compensation Committee regarding who should receive the awards and the amounts. The equity awards, amounts and timing are at the discretion of our Compensation Committee. We chose to award performance shares and restricted stock in fiscal year 2008 for the following reasons:

—	Performance shares were used to drive long-term financial performance over a three year period, ending on March 31, 2010. The performance measures and targets used as the basis for earning the performance shares were a six-month annualized revenue run rate of $1.5 billion by the six months of fiscal 2010 and an EBITDA margin of 6% by or before the same time frame.
—	Restricted shares were used to provide retention for the senior management team while we continued to affect our long-term strategy.

The Compensation Committee determines equity awards in its first Compensation Committee meeting after the beginning of our fiscal year and the grant price is set at the market-closing price on that day. The following grants were made to the Named Officers in fiscal year 2008:

—	Mr. Rhein did not receive a stock award;
—	Messrs. Ellis, Bailey and Coleman each received 40,000 performance shares and 20,000 restricted shares; and
—	Mr. Sayers received 32,000 performance shares and 16,000 restricted shares.
The number of shares awarded in the above grants was at the market median, consistent with our pay philosophy. The performance and restricted shares represent three years of long-term incentive grants, and were made with the expectation that no new equity grants would be made in either fiscal year 2009 or 2010.
Threshold, target and maximum performance objectives were also set for each long-term performance measure. Performance at threshold will result in vesting of 50% of the performance shares, while performance at maximum will result in vesting of 150% of the performance shares. The performance shares will cliff vest on March 31, 2010 based on the company’s success in achieving performance targets. Messrs. Bailey and Coleman forfeited these shares upon termination of employment on October 21, 2008.
The restricted stock will vest on the following schedule: 10% of the shares vested on March 31, 2008, 30% will vest on March 31, 2009 and the remaining 60% will vest on March 31, 2010. Messrs. Bailey and Coleman forfeited all of these shares, except the 10% that vested on March 31, 2008, upon termination of employment on October 21, 2008.

As part of the negotiations for extending the term of Mr. Rhein’s employment agreement for an additional year — to March 31, 2010 — the Compensation Committee agreed to provide Mr. Rhein a restricted stock grant of 70,000 shares, to be made on April 1, 2009, the first day of the extension of Mr. Rhein’s employment agreement. The restricted shares would have vested on March 31, 2010, assuming continued employment by Mr. Rhein through that date. However, Mr. Rhein retired on October 20, 2008, thereby forfeiting these shares.
At its meeting in May 2008, the Compensation Committee did not grant any additional equity awards to the Named Officers. In its meeting on November 13, 2008, our Compensation Committee discussed recommendations for equity awards for Mr. Ellis, who was promoted to President and Chief Executive Officer on October 20, 2008, and for Mr. Kenneth J. Kossin, Jr., who was promoted to Sr. Vice President and Chief Financial Officer on October 20, 2008. On November 13, 2008, our Compensation Committee agreed to give Mr. Kossin 45,000 stock options set at $2.51 a share (the closing market price of the company’s shares on that day). On November 14, 2008, our Board agreed to give Mr. Ellis 150,000 stock options set at $2.19 a share (the closing market price of the company’s shares on that day).

(4)	Deferred Compensation Plans
We allow our Named Officers to defer pay into a nonqualified deferred compensation plan, which we call the Benefit Equalization Plan (the “BEP”). We established the BEP to provide our executives with the ability to contribute amounts for retirement and to receive company profit sharing contributions and 401(k) matches in excess of the contribution amounts allowed under our tax-qualified Section 401(k) Plan. We limit participation in the BEP to a select group of management and other highly-paid employees, including the Named Officers. The BEP is an unfunded plan and company-owned life insurance is purchased as a source of funds to pay the benefits from the BEP.
The Nonqualified Deferred Compensation Table provides additional information on specific deferrals of pay, our matching of these deferrals, if any, and balances in the BEP for each executive officer. In addition, the discussion appearing in the Nonqualified Deferred Compensation Plan section, below, describes the BEP in more detail.

(5)	Retirement Benefits
We started our Supplemental Executive Retirement Plan (“SERP”) during fiscal year 2000 to provide cash retirement benefits to a select group of key management employees including the executive officers. Certain tax laws limit the retirement benefits that highly-paid executives can receive from a “qualified” retirement plan and the SERP is designed to provide retirement benefits that are not subject to these limits. In addition, the SERP provides a tool to help us competitively recruit and retain executive officers.
The SERP provides cash benefits on an annual amount not to exceed 50% of the executive’s final average annual earnings, including both salary and annual incentives. The cash benefit amount is reduced by other company-funded retirement benefits, such as the match provided in the Section 401(k) Plan, profit sharing amounts, and other company contributions to the BEP, as well as 50% of Social Security retirement benefits. The value of accrued benefits for each executive officer is found in the Pension Benefits Table and the SERP is discussed in more detail in the footnotes and the discussion appearing with that table.

(6)	Other Compensation — Executive Benefits & Perquisites
We provide a program of executive benefits and perquisites to our Named Officers including, but not limited to, additional life and long-term disability insurance plans, contributions to company benefit plans, automobile allowance, personal use of the company’s fractional interest in an airplane, financial planning, attendance by guests at supplier events and club dues. In addition, following the move of our corporate headquarters in the 2007 fiscal year to Florida, each executive officer was eligible for relocation monetary assistance for expenses incurred during this relocation. These executive benefits and perquisites are described in more detail in the Summary Compensation Table and related footnotes. We believe these benefit and perquisite programs enhance part of an overall competitive package that serves to attract and retain executive officers.

Post-Termination Payments — Change of Control and Severance Payments
Our executive officers are parties to various employment, change of control and non-competition agreements as follows:

—	Mr. Rhein — 2005 Amended and Restated Employment Agreement (“Employment Agreement”), executed December 23, 2005, and the 2008 Amendment and Extension Agreement, executed January 28, 2008 (“Extension Agreement”), with the Extension Agreement lengthening the term of employment by one year and providing Mr. Rhein with the equity grants described above;
—	Mr. Ellis — Change of Control Agreement, executed on June 30, 2003, as amended on May 31, 2005, and a Non-Competition Agreement executed on May 31, 2005, as amended in May 2007; and
—	Messrs. Bailey, Coleman and Sayers — Non-Competition and Change of Control Agreements, executed February 25, 2000 and amended in January 2003 and in May 2007.

The above agreements provide for severance payments which are payable in the event of termination of the executive’s employment by us without cause. In addition, should a change of control of the company occur and the executive is terminated without cause related to the change of control or if the executive resigns for Good Reason, as defined in the agreements, the executive will receive severance payments for a specified time period. The major termination and change of control provisions of the agreements are summarized below as of fiscal year ended March 31, 2008 for each executive and are covered in more detail in both the Termination and Change of Control Table and the related discussion, below.

Mr. Rhein (1)

—	Through March 31, 2009, upon termination by us of Mr. Rhein’s employment for reasons other than his disability or for cause, or upon termination by Mr. Rhein of his employment for Good Reason, we would have been required to pay Mr. Rhein his base salary through the date of termination and a prorated award of his target incentive for the year in which the termination occurred, and severance payments equal to 24 months salary and target annual incentive. In addition, we would have been required to continue his group benefits, executive benefits and most perquisites for a period of two years from the date of termination of his employment. Mr. Rhein’s Employment Agreement provided for other lesser severance payments in the event of termination for his death or disability. If, during the term of the Extension Agreement (from April 1, 2009 to March 31, 2010), we were to terminate Mr. Rhein’s employment other than for cause, he would have been entitled to his base salary, annual incentive, and the benefits described above through March 31, 2010. Also during the term of the Extension Agreement, we modified Mr. Rhein’s ability to terminate his employment for Good Reason. The definition of Good Reason no longer included change of his title or change in his responsibilities, so long as he continued to have job responsibilities consistent with those of an executive officer.
—	Upon termination of Mr. Rhein’s employment, following a change of control of the company, Mr. Rhein would have been entitled to cash equal to three times the sum of his salary and target annual incentive. In addition, all equity incentives would have become immediately available to Mr. Rhein upon a change of control and group benefits, executive benefits and most perquisites continue for three years as well. To trigger payment, a termination related to a change of control must have been for reasons other than Mr. Rhein’s disability or for cause or must have been for Good Reason by Mr. Rhein.

(1)	On October 20, 2008, we entered into a Separation Agreement with Mr. Rhein as a result of his retirement as the company’s Chairman, President and Chief Executive Officer. Mr. Rhein’s Separation Agreement provides that the company will pay and provide Mr. Rhein with the rights, obligations, payments and benefits as provided by the Employment Agreement, as amended and extended by the Extension Agreement, in the event of a Protected Termination (within the meaning of the Employment Agreement). In connection with his separation agreement, Mr. Rhein and the company released all claims against each other. Pursuant to the terms of his Employment Agreement, Mr. Rhein will receive his base salary through October 20, 2008, a prorated portion of any award to which he is entitled under the Annual Incentive Plan for the current fiscal year and severance payments equal to 24 months salary and target annual incentives. In addition, Mr. Rhein is entitled to the payments and benefits provided for under the relevant plans and arrangements of the company, and the company must continue Mr. Rhein’s group benefits, executive benefits and most perquisites for a period of two years.

Messrs. Ellis, Bailey, Coleman and Sayers (1)

—	Upon termination by us of any of Messrs. Ellis, Bailey, Coleman or Sayers without cause, we must pay severance equal to twenty-four months salary and target annual incentive. In addition, we must continue to provide the group benefits, executive benefits and most perquisites for one year.
—	If any of these executives are terminated following a change of control of the company, we must pay cash equal to twenty-four times the greater of that executive’s highest monthly base salary paid during the twelve months prior to the change in control or that executive’s highest monthly base salary paid or payable by the company at any time from the ninety day period preceding a change of control through the executive’s termination date. In addition, we must pay the executive a lump sum of the greater of four times that executive’s highest aggregate amount of incentive compensation paid during any six consecutive months of the twelve months preceding a change of control or four times that executive’s highest aggregate amount of incentive compensation paid during any six consecutive months preceding the date of termination. In addition, all equity incentives will become immediately available to them upon a termination after a change of control and we will continue to provide group benefits, executive benefits and most perquisites for two years.

(1)	On October 21, 2008, we terminated the employment of Messrs. Bailey and Coleman without cause. Mr. Bailey will receive all rights, payments and benefits available to him under his Non-Competition Agreement as described above (“Bailey Severance Period”). Mr. Coleman will receive all rights, payments and benefits available to him under his Non-Competition Agreement as described above for twenty-four months (“Coleman Severance Period”).
In his role as our President and Chief Executive Officer, Mr. Ellis will continue his employment under the current terms of his Non-Competition Agreement and Change of Control Agreement.

We believe the terms described in the above summary provisions are competitive. In addition, we believe the various agreements serve the dual purpose of helping to attract and retain key executive officers and help us to compete with other companies for executive talent.

Additional Issues

A.	Adjustment or Recovery of Awards
We do not maintain any specific plans or policies that provide for the adjustment or recovery of pay-related awards if certain performance levels are modified as a result of any requirement to restate our financials. However, under Section 304 of the Sarbanes-Oxley Act, if we are required to restate our financials due to material noncompliance with any financial reporting requirements as a result of misconduct, our Chief Executive Officer and Chief Financial Officer must reimburse us for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of our securities during those 12 months.

B.	Consideration of Prior Amounts Realized
We do not consider prior pay outcomes, including stock compensation gains, in setting future pay levels. The Compensation Committee believes this approach furthers our philosophy of rewarding future financial and shareholder performance.

C.	Stock Ownership Guidelines
Our Compensation Committee approved stock ownership guidelines for our named executive officers on May 1, 2001, reflected as a multiple of the base salary for each named executive officer. The guidelines were originally implemented to ensure the Named Officers and the shareholders shared a commonality of interest. The current Named Officers are each required to own the stock of the company (directly or indirectly), as follows:

—	Chief Executive Officer (formerly Mr. Rhein and currently Mr. Ellis) — shares valued at five times base salary; and
—	Executive Vice President (formerly Messrs. Bailey, Coleman, Ellis and currently Mr. Sayers) — shares valued at one times base salary.

D.	Impact of Tax and Accounting Considerations
In general, we consider the various tax and accounting implications of the pay mechanisms that we use to provide pay to our executive officers. We analyze the accounting cost associated with long-term incentive grants when determining the grant amounts for executive officers. Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for pay to the chief executive officer and the next four highest compensated officers in excess of $1 million in any taxable year. Exceptions are made for certain qualified performance-based pay. It is our objective to maximize the effectiveness of our executive pay plans in this regard. The pay instruments we use, including salaries, annual incentives and stock options, are tax deductible to the extent that they are performance based or less than $1 million for each named executive officer in a given year.
We expect to complete our compliance with Internal Revenue Code Section 409A and final regulations issued in April 2007 by December 31, 2008, as required by IRS notice 2007-86. Section 409A relates to deferred pay and amounts includable in gross income. Changes may be made to the SERP, BEP and the employment/change of control/non-competition agreements with our executive officers if necessary to achieve compliance with Section 409A.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated into the company’s Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors (1)

Howard V. Knicely, Chairman
Charles F. Christ
Robert A. Lauer

(1)	Mr. Curtis J. Crawford was a member of the Compensation Committee of the Board during 2008 until his resignation from the Board in June of 2008. The Board did not replace Mr. Crawford with another member of the Board on this Committee.

The above Compensation Committee Report does not constitute soliciting material and should not be deemed filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Exchange Act, and is not to be deemed incorporated by reference into any of the company’s filings under the Securities Act or the Exchange Act whether made before or after this Annual Report on Form 10-K, except to the extent that the company specifically requests that the information in this Compensation Committee Report be treated as soliciting material or specifically incorporates this Compensation Committee Report by reference into a document filed under the Securities Act or the Exchange Act.

Summary Compensation
The following table and related notes provide information about the compensation for the Named Officers:

Summary Compensation Table for Fiscal Year 2008

							Change in
							Pension
							Value and
						Non-	Non-
						equity	Qualified
						Incentive	Deferred
						Plan	Compen-	All Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal Position	Year	Salary	Bonus	Awards (5)	Awards (1)	sation (2)	Earnings (3)	sation (4)	Total

Arthur Rhein	FY08	$725,000	—	$—	$1,135,894	$341,745	$(446,217)	$293,764	$2,050,186
Chairman, President and	FY07	$725,000	—	$—	$1,402,080	$877,250	$1,644,167	$182,325	$4,830,822
Chief Executive Officer
Martin Ellis	FY08	$345,000	—	$527,920	$178,513	$97,497	$54,620	$45,901	$1,249,451
Executive Vice President,	FY07	$345,000	—	$106,100	$372,510	$250,470	$38,014	$200,408	$1,312,502
Treasurer and Chief Financial Officer
Robert J. Bailey	FY08	$345,000	—	$467,732	$147,026	$97,497	$207,405	$169,963	$1,434,623
Executive Vice President	FY07	$345,000	—	$—	$284,955	$250,470	$115,507	$161,710	$1,157,642
Peter J. Coleman	FY08	$345,000	—	$467,732	$144,072	$97,497	$136,631	$49,459	$1,240,391
Executive Vice President	FY07	$345,000	—	$—	$277,397	$250,470	$86,025	$220,385	$1,179,277
Richard A. Sayers II	FY08	$270,000	—	$374,185	$—	$76,302	$141,809	$49,432	$911,728
Executive Vice President,	FY07	$270,000	—	$—	$333,549	$196,020	$206,618	$238,512	$1,244,699
Chief Human Resources and Compliance Officer

(1)	The Named Officers did not receive any stock option grants during fiscal year 2008. The amounts reported reflect fiscal year 2008 compensation expense for the prior year stock option grants. The amounts do not reflect the actual value that our Named Officers will realize upon exercising these options — that amount will be determined based on the option exercise price and the price of our Common Shares on the date the options are exercised. Assumptions used in the calculation of these amounts are provided elsewhere in this Annual Report on Form 10-K at March 31, 2008. In addition, because Mr. Sayers is eligible for retirement and his option awards vest on his retirement, FAS 123R requires the accrual of the entire expense associated with his option grant in the year in which it occurs rather than over the option vesting period. Messrs. Bailey, Coleman and Ellis are not eligible for retirement and their option expense is accounted for over the three-year vesting period. Mr. Rhein is eligible for retirement, but these options are forfeited should he retire prior to March 31, 2009. Therefore, the expense associated with his option grant was also accrued over the vesting period until March 31, 2009.
(2)	The amounts shown represent payments under our 2008 Annual Plan. For a description of our 2008 Annual Plan, see the Compensation Discussion and Analysis section above.

(3)	The amounts shown represent the increase or decrease in actuarial value of our SERP defined benefit plan. All amounts for each Named Officer represent increases and decreases in the accumulated benefit obligation under the SERP for the one year period ended March 31, 2008. The significant variation in these figures is a function primarily of the age, years of service and time to retirement for each executive officer. None of the amounts in this column represents above-market earnings from the BEP. Mr. Rhein’s figure in this column decreased due to the fact that his SERP was fully vested and accrued for on his 62nd birthday and delaying the receipt of the SERP payouts reduces the actuarial estimate of the payout due to a lower life expectancy.
(4)	A significant portion of the amounts in this column represents relocation expenses related to the move of the company’s headquarters from Ohio to Florida during fiscal year 2007. As a result, as shown in the All Other Compensation Table, the relocation expenses are one-time expenses not likely to be repeated in the near future.
(5)	The amounts reported reflect our fiscal year 2008 FAS 123R expense for the April 28, 2005 restricted share award to Mr. Ellis pursuant to our 2000 Stock Incentive Plan and the May 22, 2007 restricted share and performance share award to Messrs. Ellis, Bailey, Coleman and Sayers pursuant to our 2006 Equity Plan. The assumptions used in calculating the FAS 123R expense of the restricted share awards and performance share awards are provided elsewhere in this report.

All Other Compensation Table

		Ongoing Executive Benefits and Perquisites
				Dividends
				on	Executive			Sub-	One-Time
		401(k)	BEP	Restricted	Life	All		Total	Costs (1)	Grand
	Year	Match	Contribution	Stock	Insurance	Other(2)		Ongoing	Relocation	Total

Rhein	FY08	$7,078	$—	$—	$6,530	$124,065	(3)	$137,673	$156,091	$293,764
Ellis	FY08	$7,174	$12,250	$2,156	$969	$23,352		$45,901	$—	$45,901
Bailey	FY08	$7,148	$12,250	$635	$2,294	$28,835		$51,162	$118,801	$169,963
Coleman	FY08	$6,056	$13,728	$635	$2,513	$26,527		$49,459	$—	$49,459
Sayers	FY08	$7,599	$7,902	$506	$3,602	$29,823		$49,432	$—	$49,432

(1)	These costs are related to the relocation of the company’s headquarters from Cleveland, Ohio to Boca Raton, Florida.
(2)	This column consists of auto allowances, attendance at a supplier event, executive long-term disability agreements, and club dues.
(3)	For Mr. Rhein, all other compensation includes $65,781 for club dues which includes $45,000 for a one time membership fee for a country club. Split dollar life insurance of $1,892, financial planning and personal use of our fractional interest in an airplane is also included in this column. Personal use of our fractional interest in an airplane consists of the incremental variable costs associated with such personal usage of our fractional lease interest in an airplane which consists of an hourly charge based on flight time, fuel cost, federal excise tax (7.5%) and a domestic segment fee applied to the number of passengers for each such personal trip. Because the airplane is used primarily for business travel, the determination of the cost for personal use of the airplane excludes monthly fixed costs we pay for leasing the fractional interest. When the guests or families of our executives occasionally fly on the airplane as additional passengers on business flights, the aggregate incremental cost to us is de minimis and, therefore, no costs for this type of use are included in our calculations. When executives and their guests or families occasionally fly on the airplane as additional passengers on personal flights, the personal use cost for each executive is calculated by dividing the total variable cost of the flight evenly among the total number of persons on the flight, then allocating to the executive the amount of the variable cost associated with the number of guests and/or family on that flight with him or her. As of December 5, 2008, we no longer maintain a fractional interest in any airplane. Therefore, the perquisite described in this footnote is no longer available to Named Officers.
Employment Agreement with Mr. Rhein.  On December 23, 2005, we entered into the Amended and Restated Employment Agreement with Mr. Rhein (the “Employment Agreement”), beginning on December 23, 2005 (“Effective Date”), and ending on March 31, 2009. On January 28, 2008, we entered into the Extension Agreement, whereby we modified certain of the terms of the Employment Agreement to be effective on April 1, 2009, and extended the ending date to March 31, 2010. The period between April 1, 2009 and March 31, 2010 is referred to as the “Extension Term.”
The Employment Agreement provided that Mr. Rhein would receive an annual salary of $725,000 effective April 1, 2006. Mr. Rhein’s salary was subject to annual review at the beginning of each fiscal year, commencing with fiscal year 2008, by the Compensation Committee or the Board. Mr. Rhein’s annual salary could have been increased, but not decreased as the Compensation Committee, or the Board, determined. The Extension Agreement provided that Mr. Rhein’s base compensation rate for the final year of his employment would be the same as his base compensation rate paid to him during the prior year ending March 31, 2009. Mr. Rhein’s annual salary did not increase during the remainder of the employment term. Under the Employment Agreement, Mr. Rhein was eligible to participate in other benefit plans, including, but not limited to, our Section 401(k) Plan, our plans for providing severance benefits to our executive officers, 2000 Stock Incentive Plan and 2006 Equity Plan, SERP, BEP, short- and long-term disability plans, group term life insurance plan (including life insurance protection in an amount not less than 200% of his earnings as reported on IRS Form W-2 for the prior calendar year), medical plan, dental plan, and any other plans or programs we may have adopted from time to time and in which our executive officers, or employees in general, are eligible to participate. Mr. Rhein’s target annual incentive was 100% of salary, with a range from zero%

to 250% of his salary. The Extension Agreement provided that Mr. Rhein would have received all benefits, perquisites and would participate in all plans as provided for in the Employment Agreement, including participation in the Annual Incentive Plan.
In connection with entering into the Employment Agreement, the Compensation Committee delivered a letter to Mr. Rhein (the “Rhein Letter Agreement”) under which Mr. Rhein received a stock option grant of 250,000 shares on April 3, 2006 (the first business day after April 1, 2006) and a second stock option grant of 250,000 shares on July 28, 2006, the date our shareholders approved the 2006 Equity Plan, with respective exercise prices equal to fair market value on the dates of grant. These grants would become exercisable during his continued employment at a rate of 10% on March 31, 2007, an additional 30% on March 31, 2008, and a final 60% on March 31, 2009. The Rhein Letter Agreement further provided that vesting of such options would not be accelerated due to Mr. Rhein’s retirement or termination for Good Reason (as such term is defined in the Employment Agreement). In connection with Mr. Rhein’s retirement in October of 2008, the Separation Agreement with Mr. Rhein, dated October 20, 2008, provided that the company agreed to treat Mr. Rhein’s retirement effectively as a termination without cause. Therefore, the vesting of the above options accelerated and are fully exercisable until their expiration in 2016.
Under the Extension Agreement, Mr. Rhein would have received 70,000 restricted Common Shares on April 1, 2009, vesting on March 31, 2010, based solely on the performance vesting terms applicable to “EVP LTIP Awards” as authorized and approved by the Compensation Committee in its meeting of June 29, 2007. However, Mr. Rhein forfeited these Common Shares upon his retirement.
For a discussion of additional terms or the employment arrangements with Mr. Rhein, including post-termination and change-of-control payments and restrictive covenants, see the section titled “Termination and Change of Control”, below.

Grants of Plan-Based Awards
The following table and related notes and discussion summarize grants of equity and non-equity incentive compensation awards to our Named Officers for fiscal year 2008.

Grants of Plan-Based Awards for Fiscal Year 2008

						All Other
						Stock
						Awards:
		Compen-				Number of	Grant Date
		sation	Estimated Possible Future Payouts			Shares of	Fair Value
	Grant	Committee	under Non-Equity Plan Awards (1)			Stock or	of Stock
Name	Date	Action Date	Threshold	Target	Maximum	or Units (2)	Awards

Arthur Rhein	n/a	n/a	$181,250	$725,000	$1,812,500	n/a	n/a
Martin F. Ellis	5/22/07	5/21/07	$51,750	$207,000	$517,500	60,000	$1,325,400
Robert J. Bailey	5/22/07	5/21/07	$51,750	$207,000	$517,500	60,000	$1,325,400
Peter J. Coleman	5/22/07	5/21/07	$51,750	$207,000	$517,500	60,000	$1,325,400
Richard A. Sayers II	5/22/07	5/21/07	$40,500	$162,000	$405,000	48,000	$1,060,320

(1)	The amounts shown in the columns under the heading “Estimated Possible Future Payouts” under “Non-Equity Incentive Plan Awards” represent threshold, target and maximum under the 2008 Annual Plan. The threshold amounts are 25% of the target amounts and the maximum amounts are 250% of target. Mr. Rhein’s target is 100% of salary and the targets for the remaining executive officers are 60% of salary. The amounts under the column entitled “Threshold” reflect the minimum payment levels if both the minimum revenue and EBITDA thresholds have been met, which are 25% of the amounts shown under the column entitled “Target” and the amounts shown in the column entitled “Maximum” are 250% of the amounts shown under the column entitled “Target.” Actual payouts for fiscal 2007 pursuant to these awards are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
(2)	The share price on the date of grant was $22.09. The restricted stock will vest on the following schedule: 10% of the shares vested on March 31, 2008, 30% will vest on March 31, 2009 and the remaining 60% will vest on March 31, 2010. The unvested restricted stock awarded to Messrs. Bailey and Coleman have been forfeited as a result of termination of their employment.

Outstanding Equity Awards at Fiscal Year 2008 Year-End
The following table and related notes and discussion summarize certain information with respect to outstanding equity awards held by the Named Officers as of March 31, 2008.

Outstanding Equity Awards at Fiscal Year 2008 Year-End

	Number of	Number of			Number of
	Securities	Securities			Shares		Market Value
	Underlying	Underlying			or Units		of Shares or
	Unexercised	Unexercised	Option	Option	of Stock		Units of Stock
	Options (#)	Options (#)	Exercise	Date	that Have		that Have
Name	Exercisable (1)	Unexercisable (2)	Price	Expiration	Not Vested (3)		Not Vested (4)

Arthur Rhein	62,700	8,100	$12.25	4/28/2008
	42,400	11,400	$8.75	1/15/2009
	200,000		$13.75	4/26/2010
	170,000		$13.01	6/13/2011
	180,000		$14.62	4/30/2012
	111,900		$7.69	6/17/2013
	222,500		$13.76	7/28/2014
	225,000		$13.57	4/28/2015
	100,000	150,000	$15.17	4/3/2016
	100,000	150,000	$15.85	7/28/2016
Martin F. Ellis	40,000		$8.33	7/1/2013
	37,000		$13.76	7/28/2014
	50,000		$13.57	4/28/2015
	10,000	5,000	$16.58	5/23/2016
	40,000	20,000	$15.85	7/28/2016
					40,000	(5)	$464,000
					18,000	(6)	$208,800
Robert J. Bailey	29,900		$8.75	1/15/2009
	50,000		$14.62	4/30/2012
	7,000		$7.69	6/17/2013
	40,000		$13.76	7/28/2014
	55,000		$13.57	4/28/2015
	40,000	20,000	$15.85	7/28/2016
					40,000	(5)	$464,000
					18,000	(6)	$208,800

	Number of	Number of			Number of
	Securities	Securities			Shares		Market Value
	Underlying	Underlying			or Units		of Shares or
	Unexercised	Unexercised	Option	Option	of Stock		Units of Stock
	Options (#)	Options (#)	Exercise	Date	that Have		that Have
Name	Exercisable (1)	Unexercisable (2)	Price	Expiration	Not Vested (3)		Not Vested (4)

Peter J. Coleman	10,000		$12.25	4/28/2008
	13,876		$8.75	1/15/2009
	60,000		$13.75	4/26/2010
	50,000		$13.01	6/13/2011
	50,000		$14.62	4/30/2012
	7,000		$7.69	6/17/2013
	40,000		$13.76	7/28/2014
	55,000		$13.57	4/28/2015
	40,000	20,000	$15.85	7/28/2016
					40,000	(5)	$464,000
					18,000	(6)	$208,800
Richard A. Sayers II	15,800		$8.75	1/15/2009
	12,500		$7.00	4/8/2009
	40,000		$13.75	4/26/2010
	40,000		$13.01	6/13/2011
	40,000		$14.62	4/30/2012
	31,000		$13.76	7/28/2014
	45,000		$13.57	4/28/2015
	30,000	15,000	$15.85	7/28/2016
					32,000	(7)	$371,200
					14,400	(8)	$167,040

(1)	With reference to this column in descending order (A) Mr. Rhein’s options vested as follows: 62,700: 20,900 on 4/28/99, 20,900 on 4/28/00 and 20,900 on 4/28/01; 42,400: 21,200 on 1/15/01 and 21,200 on 1/15/02; 200,000: 66,600 on 4/26/01, 66,600 on 4/26/02, and 66,800 on 4/26/03; 170,000: 56,700 on 4/1/02, 56,700 on 4/1/03, and 56,600 on 4/1/04; 180,000: 60,000 on 4/1/03, 60,000 on 4/1/04 and 60,000 on 4/1/05; 111,900: 37,300 on 4/1/04, 37,300 on 4/1/05, and 37,300 on 4/1/06; 222,500: 74,166 on 4/1/05, 74,167 on 4/1/06 and 74,167 on 4/1/07; 225,000 on 3/31/06; 100,000: 25,000 on 3/31/07 and 75,000 on 3/31/08 and 100,000: 25,000 on 3/31/07 and 75,000 on 3/31/08. (B) Mr. Ellis’ options vested as follows: 40,000: 13,333 on 4/1/04, 13,333 on 4/1/05 and 13,334 on 4/1/06; 37,000: 12,332 on 4/1/05, 12,334 on 4/1/06 and 12,334 on 4/1/07; 50,000 on 3/31/06; 10,000: 5,000 on 3/31/07 and 5,000 on 3/31/08; and 40,000: 20,000 on 3/31/07 and 20,000 on 3/31/08. (C) Mr. Bailey’s options vested as follows: 29,900: 11,400 on 1/15/06; 11,400 on 1/15/07 and 7,100 on 1/15/08; 50,000: 16,666 on 4/1/03; 16,667 on 4/1/04 and 16,667 on 4/1/05; 7,000 on 4/1/06; 40,000: 13,333 on 4/1/05, 13,333 on 4/1/06 and 13,334 on 4/1/07; 55,000 on 3/31/06; and 40,000: 20,000 on 3/31/07 and 20,000 on 3/31/08. (D) Mr. Coleman’s options vested as follows: 10,000: 3,400 on 4/28/02 and 6,600 on 4/28/03; 13,876: 10,676 on 1/15/06 and 3,200 on 1/15/07; 60,000: 20,000 on 4/26/01, 20,000 on 4/26/02 and 20,000 on 4/26/03; 50,000: 16,700 on 4/1/02, 16,700 on 4/1/03, and 16,600 on 4/1/04; 50,000: 16,666 on 4/1/03, 16,667 on 4/1/04, and 16,667 on 4/1/05; 7,000 on 4/1/06; 40,000: 13,333 on 4/1/05, 13,333 on 4/1/06 and 13,334 on 4/1/07; 55,000 on 3/31/06; and 40,000: 20,000 on 3/31/07 and 20,000 on 3/31/08;. (E) Mr. Sayers’ options vested as follows: 15,800: 800 on 4/15/00 and 15,0000 on 4/15/01; 12,500 on 4/8/01; 40,000: 13,300 on 4/26/01, 13,300 on 4/26/02, and 13,400 on 4/26/03; 40,000: 13,300 on 4/1/02, 13,300 on 4/1/03, 13,400 on 4/1/04; 40,000: 13,334 on 4/1/03, 13,333 on 4/1/04 and 13,333 on 4/1/05; 31,000: 10,332 on 4/1/05, 10,334 on 4/1/06, and 10,334 on 4/1/07; 45,000 on 3/31/06; and 30,000: 15,000 on 3/31/07 and 15,000 on 3/31/08. Messrs. Bailey and Coleman have forfeited the unvested options as a result of termination of their employment. Messrs. Bailey and Coleman have 90 days from the date of termination of their employment (October 21, 2008) to exercise their vested options. All of Mr. Rhein’s unvested options are forfeited except for those granted pursuant to the 2006 Equity Plan and the Rhein Letter Agreement (described above), which all became vested and exercisable upon his retirement on October 20, 2008. Mr. Rhein had 30 days from the date of his retirement to exercise options granted to him and vested under the 1991 Stock Option Plan. Mr. Rhein did not exercise these options. Mr. Rhein also has 90 days from the date of his retirement to exercise his vested options under the 2000 Stock Option Plan. Mr. Rhein has until 2016 to exercise his options granted to him under the 2006 Equity Plan and vested pursuant to the Rhein Letter Agreement.
(2)	With reference to this column, in descending order, (A) Mr. Rhein’s options vest as follows: 8,100 on 4/28/08; 11,400 on 1/15/09; 150,000 on 3/31/09; and 150,000 on 7/28/09 (B) Mr. Ellis’ options vest as follows: 5,000 on 3/31/09 and 20,000 on 3/31/09. (C) Mr. Bailey’s options vest as follows: 20,000 on 3/31/09. (D) Mr. Coleman’s options vest as follows; 20,000 on 3/31/09. (E) Mr. Sayers’ options vest as follows: 15,000 on 3/31/09. Messrs. Bailey and Coleman have forfeited the unvested options as a result of termination of their employment. All of Mr. Rhein’s unvested options are forfeited except for those granted pursuant to the 2006 Equity Plan and the Rhein Letter Agreement (described above), which all became vested and exercisable upon his retirement on October 20, 2008. Mr. Rhein had 30 days from the date of his retirement to exercise options granted to him and vested under the 1991 Stock Option Plan. Mr. Rhein did not exercise these options. Mr. Rhein also has 90 days from the date of his retirement to exercise his vested options under the 2000 Stock Option Plan. Mr. Rhein has until 2016 to exercise his options granted to him under the 2006 Equity Plan and vested pursuant to the Rhein Letter Agreement.
(3)	Represents 60,000 shares of restricted stock and performance shares that were granted to Messrs. Ellis, Bailey and Coleman in 2007 and 48,000 shares to Mr. Sayers. Restricted stock award and performance awards were made pursuant to the company’s 2006 Equity Plan. See footnotes 2 and 3 of the “Grants of Plan-Based Awards for Fiscal Year 2008” table for vesting schedule.
(4)	Based on the closing price of our Common Shares on March 31, 2008 of $11.60 per share.
(5)	Represents 40,000 performance shares that were awarded in 2007 pursuant to the Company’s 2006 Equity Plan. The performance shares cliff vest on March 31, 2010. Messrs. Bailey and Coleman have forfeited these shares as a result of termination of employment on October 21, 2008.
(6)	Represents 20,000 restricted stock awards, 10% of which vested on March 31, 2008. The restricted stock awards were made pursuant to the Company’s 2006 Equity Plan. See footnote 3 of the “Grants of Plan-Based Awards for Fiscal 2008” table for the complete vesting schedule. Messrs. Bailey and Coleman have forfeited all of these shares except those that vested on March 31, 2008, as a result of termination of employment on October 21, 2008.
(7)	Represents 32,000 performance shares that were awarded in 2007 pursuant to the Company’s 2006 Equity Plan. The performance shares cliff vest on March 31, 2010.
(8)	Represents 16,000 restricted stock awards, 10% of which vested on March 31, 2008. The restricted stock awards were made pursuant to the Company’s 2006 Equity Plan. See footnote 3 of the “Grants of Plan-Based Awards for Fiscal 2008” table for the complete vesting schedule.

Option Exercises and Stock Vested For Fiscal Year 2008
The following table and related notes and discussion summarize certain information with respect to the exercise of options to purchase Common Shares and the vesting of other stock awards by the Named Officers during fiscal year 2008.

Option Exercises and Stock Vested for Fiscal Year 2008

	Option awards
	Number of Shares		Stock awards
	Acquired on	Value Realized on	Number of Share	Value Realized on
Name	Exercise	Exercise (1)	Acquired on Vesting	Vesting (1)

Arthur Rhein	8,040	$75,794
Martin F. Ellis	—	$—	14,500	$168,200
Robert J. Bailey	8,000	$31,520	2,000	$23,200
Peter J. Coleman	—	$—	2,000	$23,200
Richard A. Sayers II	—	$—	1,600	$18,560

(1)	Value realized on the exercise of the options is determined by calculating the difference between the market price per Common Share on the date of exercise and the exercise price of each option award. The value realized on vesting of stock awards is determined by multiplying the number of Common Shares underlying the stock awards by the market value on the vesting date of such stock awards.

Retirement Benefits for Fiscal Year 2008
The following table provides information relating to potential payments under our SERP to the Named Officers. The SERP is a nonqualified defined benefit plan that we implemented on April 1, 2000. The SERP participants include the Named Officers and those other executive officers, if any, who are approved for participation by the Compensation Committee. The plan provides benefits equal to 50% of covered pay. Covered pay is defined as annual salary plus actual annual incentive pay paid in a given year. The average of the highest three years of covered pay in the last five consecutive fiscal years prior to retirement is used as the basis for calculating benefits. The benefit formula is defined as 3.33% of final average covered pay times continuous service, capped at 15 years. The SERP benefit is offset by our matching and profit sharing contributions under the Section 401(k) Plan and BEP contributions as well as 50% of the participant’s estimated Social Security retirement benefits payable at age 62, attributable to wages earned from the date of hire.
Normal retirement is at age 65 with early retirement defined as the attainment of age 55 plus seven years of continuous service. The benefit is actuarially reduced for any benefits taken prior to age 60. Benefits may be taken in the form of life or joint-and-survivor annuities or as a lump sum.

Pension Benefits for Fiscal Year 2008

		Number of Years		Present Value of	Payments During
Name	Plan Name	Credited Service		Accumulated Benefit	Last Fiscal Year

Arthur Rhein (1)	SERP	26		$7,031,976	—
Martin F. Ellis	SERP	4		$180,917	—
Robert J. Bailey (2)	SERP	31		$1,139,855	—
Peter J. Coleman (3)	SERP	35		$1,192,511	—
Richard A. Sayers II	SERP	15	(4)	$1,390,609	—

(1)	On the date of Mr. Rhein’s retirement (October 20, 2008), he is fully vested in the SERP and may make an election to take his benefits.
(2)	As a result of our termination of Mr. Bailey’s employment on October 21, 2008, Mr. Bailey will continue to accrue years of service and age requirements during the Bailey Severance Period.
(3)	As a result of our termination of Mr. Coleman’s employment on October 21, 2008, Mr. Coleman will continue to accrue years of service and age requirements during the Coleman Severance Period. At the end of the Coleman Severance Period, Mr. Coleman will be eligible for early retirement benefits.
(4)	On April 1, 2002, we signed the 2002 SERP Agreement with Mr. Sayers, providing him with additional years of service for the purposes of calculating benefits under the SERP if Mr. Sayers remained employed with the company until March 14, 2006. We hired Mr. Sayers in the middle of his career and wanted to provide additional benefits to him if he retired between age 55 and 65. The 2002 SERP Agreement allowed Mr. Sayers to count 15 years of service for the benefit calculations if we continued to employ him through March of 2006. This allowance declines by a year for each year he works beyond age 55 and will be entirely eliminated by the time he reaches age 63. Mr. Sayers currently has nine actual years of service. Therefore, an additional six years is credited as a result of this 2002 SERP Agreement.

Nonqualified Deferred Compensation Plans
The following table presents deferred compensation for our BEP for the Named Officers.
Participants in the BEP must make irrevocable and timely elections to defer salary and annual incentive amounts into the BEP. We also provide both profit sharing amounts and matching amounts in the BEP as if the amounts deferred by the participant in the BEP were the equivalent to a pre-tax participant contribution to the Section 401(k) Plan. The BEP disregards certain government regulatory limitations that are applicable to the Section 401(k) Plan. Participants may direct the investment of their accounts by choosing from among a group of investment funds.
Participants will receive amounts from the BEP on their normal retirement date, which is defined for BEP purposes as the date on which they reach age 65. Participants who elect to take early retirement may receive their BEP benefits earlier than age 65, provided they have made an appropriate and timely election. A termination of employment for reasons of death or disability allows the participant’s beneficiary to receive the benefit in the form initiated by the participant. If a participant’s employment is terminated for cause, amounts credited for matching and profit sharing purposes are forfeited, although salary and annual incentive amounts deferred by the participant are still paid. BEP participants may elect to take their benefits as either a lump sum or in the form of a series of substantially equal annual installments, which may range between two and twenty years based on an election made by the participant.

Nonqualified Deferred Compensation for Fiscal Year 2008

		Registrant
	Executive	Contributions		Aggregate	Aggregate	Aggregate
	Contributions In	In Last Fiscal		Earnings In	Withdrawals/	Balance At Last
Name	Last Fiscal Year	Year (1)		Last Fiscal Year	Distributions	Fiscal Year End

Arthur Rhein	$—	$—		$(19,665)	—	$468,583
Martin F. Ellis	$101,430	$12,250	(2)	$(11,710)	—	$288,919
Robert J. Bailey	$35,728	$12,250		$(70,314)	—	$1,129,894
Peter J. Coleman	$119,094	$13,728		$(43,508)	—	$642,728
Richard A. Sayers II	$27,961	$7,902		$(12,710)	—	$493,872

(1)	These amounts are reflected in the Summary Compensation Table in the total of the column titled “All Other Compensation.”
(2)	Mr. Ellis is 80% vested in the portion of his balance attributable to our contributions.

Termination and Change of Control
The following table and related notes and discussion summarize certain information related to the total potential payments made to the executives as of March 31, 2008, in the event of termination of employment including upon a change of control. Please also refer to “Compensation Discussion and Analysis — Post-Termination Payments — Change of Control and Severance Payments” for additional related information. The amounts shown in the table below assume that such termination was effective as of March 30, 2008, the last business day of fiscal 2008. The actual amounts to be paid can only be determined at the time of an actual termination.
2005 Amended and Restated Employment Agreement and 2008 Amendment and Extension Agreement with Mr. Rhein.  The terms of Mr. Rhein’s Employment Agreement provided that if Mr. Rhein’s employment was terminated by us other than due to his Disability or for Cause or was terminated by Mr. Rhein for Good Reason (as those terms are defined in the Employment Agreement and described in Footnote 2 of the “Termination and Change of Control” table, below), he would have been entitled to the following:
(i) Salary through the date of his termination of his employment;
(ii) Pro rata award under the annual incentive plan for the year of his termination of employment;
(iii) Payment of his annual salary and target annual incentives as follows: for the one year period from the date of the termination, we would have continued to pay Mr. Rhein’s annual salary and an amount in equal monthly installments equal to his target annual incentive for the year of his termination of employment; and within 30 days following the date which was one year from the date of such termination of employment, an amount in a single sum equal to the sum of his annual salary plus his target annual incentive for the year of his termination of employment;
(iv) For two years from the date of the termination, such other benefits as are provided under our relevant plans and arrangements;
(v) Director’s and officer’s liability insurance coverage until the later of the date on which Mr. Rhein attained age sixty-five (65) or the date which was two years from the date of his termination of employment;
(vi) Continuation of life insurance throughout the payment term;
(vii) An automobile allowance for two years in accordance with our automobile policy for executive officers (but not less than $12,000 per year);
(viii) An allowance for estate, financial and tax planning of $10,000 per year for two years;
(ix) For two years, reimbursement for reasonable club dues and membership fees consistent with our past practices; and
(x) For two years, continued participation in all of our benefit plans in which he was a participant at the time of his termination of employment.
The Separation Agreement with Mr. Rhein dated October 20, 2008, entitles Mr. Rhein to receive the rights, payments and benefits described above.
If during the Extension Term, Mr. Rhein’s employment was terminated by us other than for Cause, he would have received his base salary and annual incentive compensation and would continue to receive all benefits, perquisites and participate in all plans as described above for the balance of the Extension Term. The definition of “Good Reason” was modified for the Extension Term to exclude a change of Mr. Rhein’s title or a change in his responsibilities and obligations as a “Good Reason” for Mr. Rhein’s termination of his employment.

If Mr. Rhein’s employment was terminated by Mr. Rhein for Good Reason (as those terms are defined in the Employment Agreement and described in Footnote 2 of the “Termination and Change of Control” table, below)), he would have been entitled to the following:
(i) Salary through the date of his termination of his employment;
(ii) Pro rata award under the annual incentive plan for the year of his termination of employment;
(iii) Payment of his annual salary and target annual incentives as follows: for the one year period from the date of the termination, we would have continued to pay Mr. Rhein’s annual salary and an amount in equal monthly installments equal to his target annual incentive for the year of his termination of employment; and within 30 days following the date which was one year from the date of such termination of employment, an amount in a single sum equal to the sum of his annual salary plus his target annual incentive for the year of his termination of employment;
(iv) For two years from the date of the termination, such other benefits as are provided under our relevant plans and arrangements;
(v) Director’s and officer’s liability insurance coverage until the later of the date on which Mr. Rhein attained age sixty-five (65) or the date which was two years from the date of his termination of employment;
(vi) Continuation of life insurance throughout the payment term;
(vii) An automobile allowance for two years in accordance with our automobile policy for executive officers (but not less than $12,000 per year);
(viii) An allowance for estate, financial and tax planning of $10,000 per year for two years;
(ix) For two years, reimbursement for reasonable club dues and membership fees consistent with our past practices; and
(x) For two years, continued participation in all of our benefit plans in which he was a participant at the time of his termination of employment.
If Mr. Rhein’s employment was terminated due to his death, Disability or Retirement (as defined in the Employment Agreement), he (or his beneficiaries or estate, in the case of his death) would have been entitled to the following:
(i) Salary through the end of the month of the termination of his employment;
(ii) Pro rata award under the Annual Incentive Plan for the year of his termination of employment;
(iii) Directors and officer’s liability insurance coverage for two years after such termination; and
(iv) Such other benefits as are provided under our relevant plans and arrangements.
In addition, if termination of employment was due to Mr. Rhein’s death or Disability, all of Mr. Rhein’s outstanding stock options would have become exercisable in full. Also, restrictions on his restricted stock (if any) would have lapsed. If termination was due to Mr. Rhein’s Retirement, all of Mr. Rhein’s outstanding stock options would have become exercisable in full, except for those options granted in the Rhein Letter Agreement, the restricted Common Shares granted to him in the Extension Agreement and any options granted on or after the Effective Date. Options granted to Mr. Rhein on or after the Effective Agreement Date would not have become exercisable to any greater extent after termination due to Mr. Rhein’s Retirement, even in the event of his death or Disability. Outstanding stock options which were granted to Mr. Rhein after April 1, 2003 would not have terminated prior to the end of their respective terms due to such termination. In the event of termination of employment due to Mr. Rhein’s Disability or Retirement, he would also have been entitled to continuation of life insurance and medical insurance coverage substantially equivalent to the coverage for himself, his spouse and his dependents provided under our medical plan at the time of such Retirement or Disability, until Mr. Rhein attained age 65.
If Mr. Rhein’s employment was terminated in connection with a Change in Control (as defined in the Employment Agreement), he would have been entitled to receive the following:
(i) Within 30 days following such termination, a single sum payment equal to three times the sum of his salary and target annual incentive for the year of his termination of employment;
(ii) All other payments and benefits as described above (in the event of termination other than for Disability or Cause or if Mr. Rhein terminates his employment for Good Reason) for a three-year period from the date of his termination of employment;
(iii) All of Mr. Rhein’s then outstanding stock options, whether or not then exercisable, would have become exercisable in full (except if Mr. Rhein’s termination was for Good Reason then those options related to Rhein Letter Agreement would not vest early) and then outstanding stock options which were granted to Rhein after April 1, 2003, would not terminate prior to the end of their respective terms;
(iv) Any restrictions on Mr. Rhein’s restricted stock would lapse;
(v) A cash payment (the “Excise Tax Payment”) equal to the amount of excise taxes which he is required to pay pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (“Code”), as a result of any “parachute payments” as defined in Section 280G(b)(2) of the Code made by or on behalf of the company or any successor thereto, under the Employment Agreement or otherwise, resulting in an “excess parachute payment” as defined in Section 280G(b)(1) of the Code; and

(vi) An increase in the Excise Tax Payment due to Mr. Rhein by the aggregate of the amount of federal, state and local income, excise and penalty taxes, and any interest on any of the foregoing, for which he would be liable on account of the Excise Tax Payment, such that he would have received the Excise Tax Payment net of all income, excise and penalty taxes, and any interest on any of the foregoing, imposed on him on account of the receipt of the Excise Tax Payment.
If during the Extension Term Mr. Rhein no longer held the title as our Chief Executive Officer he was not entitled to the Change in Control benefits described above.
Upon either voluntary termination without Good Reason, or termination for Cause, Mr. Rhein would not have been entitled to further payments under either the Employment Agreement or the Extension Agreement.
The Employment Agreement also contains provisions regarding confidentiality, and, except upon involuntary termination not for Cause or voluntary termination within one year after a Change in Control, non-competition and non-interference, for two years following termination of employment. These terms would have remained in place during the Extension Agreement.
Non-Competition Agreements and Change of Control Agreements.  On February 25, 2000, we entered into non-competition agreements and change of control agreements with Messrs. Bailey, Coleman and Sayers, which were amended in January of 2003, May of 2007 and again in October of 2008 to make administrative changes. On June 30, 2003, we entered into a change of control agreement with Mr. Ellis, which was amended in May of 2005, May 31, 2005 and again in October of 2008 to make administrative changes, and we entered into a non-competition agreement with Mr. Ellis which was amended in May of 2007. The terms of the non-competition agreements and change of control agreements for Messrs. Bailey, Coleman, Ellis and Sayers are the same (the “Executive Agreements”)
Under the Executive Agreements, in the event we terminate an executive’s employment without cause, the executive is entitled to his monthly salary, target annual incentive and benefit coverage for twenty-four months following such termination. Messrs. Bailey and Coleman are entitled to these payments and benefits as a result of our termination of their employment on October 21, 2008. In the event an executive’s employment is terminated for cause or he voluntarily resigns his position, we have no obligations for such payments or benefits coverage under the Executive Agreements. If any of these executives is terminated for cause or voluntarily terminates his employment, the executive is prohibited under the Executive Agreement for the two-year period following any such termination (the “Noncompetition Period”) from being employed by, owning, operating or similar involvement, directly or indirectly, with a business that competes with us, including but not limited to the sale of information technology products and services, enterprise computer systems, and related consulting, integration, maintenance and professional services in the geographical area in which we conduct our business. In the event that the executive is terminated without cause, we may, in our sole discretion, elect to pay the executive his regular salary and target annual incentive for all or any part of the Noncompetition Period, which payments are separate and in addition to the severance payments and benefits coverage described above and, so long as we make such payments, the executive will be bound by the non-competition provisions described above. The Executive Agreements also contain nondisclosure and non-interference provisions. In the event of a change of control, the provisions of the change of control agreement described below will supersede those of the non-competition agreement with respect to severance and non-competition terms.
Under the Executive Agreements, if during the 12 month period following a change of control (as defined in the Executive Agreements), any of these executives is discharged without cause or voluntarily terminates his employment for good reason, the executive is entitled to receive a lump sum amount within 30 days of such termination of employment equal to 24 times the greater of (i) the executive’s highest monthly salary paid during the twelve month period preceding a change in control or (ii) the executive’s highest monthly salary paid or payable by us at any time from the ninety day period preceding a change of control through the date of termination. In addition, the executive is entitled to receive a lump sum amount equal to two times the annual incentive plan target applicable to the executive at the time of termination. Further, the executive is entitled to receive 24 times the monthly amount paid such executive as an auto allowance immediately preceding a change of control. For two years following such termination, the executive is entitled to all benefits and service credits for benefits under all of our employee benefit plans, programs or arrangements, or the economic equivalent where such crediting is not permitted. Under the Executive Agreements, “cause” is defined as (i) an act or acts of personal dishonesty taken by the employee and intended to result in personal enrichment of the employee at our expense or (ii) the conviction of the employee of a felony.
If any payment received by the executive in connection with a change of control is deemed a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended, resulting in an “excess parachute payment” within the meaning of such Section 280G(b), he will be entitled under the change of control agreement to a cash payment in an amount equal to the 20% excise tax, if any, payable by him pursuant to the provisions of Section 4999, which amount will be increased by the aggregate of the amount of any federal, state, and local income taxes and excise taxes for which he may become liable on account of the receipt of the excise tax gross up payment.

Termination and Change in Control

	Arthur		Martin		Robert J.		Peter J.		Richard A.
	Rhein		Ellis		Bailey		Coleman		Sayers II

Voluntary Termination or Termination With Cause
Base & Incentive	$—		$—		$—		$—		$—
Stock Options — Accelerated Vesting	$32,490	(1)	—		—		—		—
Termination without Cause (2)
Base & Incentive	$2,900,000		$1,104,000	(3)	$1,104,000	(3)	$1,104,000	(3)	$864,000	(3)
Stock Options — Accelerated Vesting	$32,490		$—		$—		$—		$—
Auto Allowance	$24,000		$20,400		$20,400		$20,400		$20,400
Financial Planning	$20,000		$—		$—		$—		$—
Health Insurance	$6,480		$18,504		$15,372		$18,504		$21,560

Total:	$2,982,970		$1,142,904		$1,139,772		$1,142,904		$905,960
Change in Control: Termination without Cause or by the Employee for Good Reason (4)(5)
Severance — Base & Incentive	$4,350,000		$1,104,000		$1,104,000		$1,104,000		$864,000
Stock Options — Accelerated Vesting	$32,490		$—		$—		$—		$—
Stock — Accelerated Vesting	$—		$672,800		$672,800		$672,800		$538,240
Supplemental Executive Retirement Plan (6)	$—		$461,310		$1,041,324		$1,098,578		$264,852
Club Dues	$60,627	(7)
Auto Allowance	$36,000		$20,400		$20,400		$20,400		$20,400
Estate/Financial/Tax Planning	$30,000		$—		$—		$—		$—
Health Insurance	$9,720		$18,504		$15,372		$18,504		$21,560
Excise Tax Gross-Up	$—		$888,967		$978,580		$1,068,869		$—

Total:	$4,518,837		$3,165,981		$3,832,476		$3,983,151		$1,709,052
Death/Disability
Stock Options — Accelerated Vesting	$32,490		$—		$—		$—		$—
Normal Retirement
Stock Options — Accelerated Vesting	$32,490		$—		$—		$—		$—

(1)	If termination was at a time when Mr. Rhein could have retired (as defined in the SERP), Mr. Rhein’s stock options (except for the 500,000 options granted to Mr. Rhein in 2007) would be exercisable in full.
(2)	Includes termination by Mr. Rhein for “Good Reason.” Good Reason is defined in Mr. Rhein’s employment agreement as (i) any reduction in his title or position or a change in his reporting relationship; (ii) a material reduction in his duties or responsibilities; (iii) Mr. Rhein’s pay is reduced or his participation in any benefit plan, program or arrangement is eliminated, or benefits payable to Mr. Rhein under any such plan, program or arrangement or his perquisites are materially reduced or restricted, except where either (x) such reduction, restriction, elimination or other change is both generally applicable to all members of senior management and does not reduce either his annual salary or target annual bonus, or (y) such reduction, restriction or elimination or other change is merely the result of application of a formula measuring individual or corporate performance or both; (iv) there is a material breach or material default by the company or successors of any of Mr. Rhein’s employment-related agreements that is not cured in a reasonable period of time after written notice of the breach or default; (v) his principal place of work with the company or successor is relocated to a location that exceeds by 50 miles the distance from the location of his residence at the time of such relocation of the company’s headquarters (where they were located on the date of his employment agreement); or (vi) a successor to the company does not assume the employment agreement. Under the 2008 Extension, the definition of “Good Reason” was modified to eliminate items (i) and (ii) above.
(3)	The amount reflects a total of 24 months regular base pay and target incentive. An additional two years of regular base pay and target incentive would be paid to each executive at our option in exchange for an agreement not to compete. If we choose not to require an agreement not to compete, these executives would receive only 24 months total base pay and target incentive.
(4)	For Mr. Rhein, payments are made after Change in Control if he is terminated by us for other than disability or cause or if Mr. Rhein terminates for Good Reason as defined in footnote 2, above. During the Extension Term, if Mr. Rhein no longer has the title of our Chief Executive Officer, he is not entitled to Change in Control benefits.
(5)	For Messrs. Ellis, Bailey, Coleman and Sayers, “Good Reason” is defined as (i) a material adverse change in his responsibilities; (ii) substantial reduction in target annual compensation, or (iii) any requirement that he relocate to a facility that is no more than 50 miles from his current location.
(6)	Reflects the value which is the difference between SERP benefits which are only paid as a result of change in control and SERP benefits paid out immediately (for those currently eligible to retire ) or upon normal retirement. The SERP contains a slightly different definition of “change in control” from the employment agreements, but for purposes of the possible benefit calculation, we have assumed each has occurred.
(7)	Represents regular on-going monthly dues as opposed to initiation fees.

Director Compensation Table
The following table and related notes and discussion summarize certain information about our non-employee Directors and their annual or long-term compensation for the fiscal year ended March 31, 2008. Our independent Board members are paid as follows:

—	An annual retainer of $30,000 (1) ;
—	Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee members are paid an additional $15,000 per year;
—	Chairs of the Compensation Committee and Nominating and Corporate Governance Committee receive an additional $10,000 per year; and
—	The Chair of the Audit Committee is paid an additional $15,000 per year.
(1)	On November 14, 2008, our Board agreed to pay Mr. Keith Kolerus a $75,000 retainer, prorated between October 20, 2008 (the date on which Mr. Kolerus was appointed the independent chairman of the Board) and the end of our current fiscal year, March 31, 2009, in connection with Mr. Kolerus’ additional responsibilities as the company’s independent Chairman. This retainer is in addition to the normal Board retainer described above. Our Compensation Committee may consider renewing this Board fee during its annual meeting to review Board member compensation, usually held in May of each year.
We pay no additional fees for Board or Committee meeting attendance. In addition, each of our outside Directors received 4,000 common shares, granted at the Compensation Committee meeting on May 21, 2007 at a grant price of $22.09 and ratified by the independent members of the Board on May 22, 2007, and which vested in full on May 22, 2007. At its May 23, 2008 meeting, the Compensation Committee recommended to the full Board a new fiscal 2009 compensation plan that fixed the annual equity grant at $100,000. The Board of Directors approved the compensation plan based on the results from the formal compensation study that took place earlier this year.
We also provide a Deferred Compensation Plan (the “Deferral Plan”) for our independent Directors. The Deferral Plan allows a Director to elect to defer all or a part of their pay for the following year, which deferral will continue until the election is revoked. Deferred pay is credited to a Director’s account, at the Director’s option, as a cash allotment or stock allotment. Amounts deferred as a cash allotment bear interest at the National City Bank prime interest rate. Amounts deferred as a stock allotment are credited to the Director’s account as the stock equivalent of the number of Common Shares that could be purchased with the dollar amount of the allotment at the last sales price of the Common Shares on the last trading day of the applicable quarter. Distributions of the final account balance in a Director’s account are payable in cash in five equal annual installments, or such other distribution schedule requested by the Director and which is acceptable to us, commencing six months after the date on which the person ceases to be a Director or the date on which the Director elects to terminate participation in the Deferral Plan. The final account balance of stock allotments is the cash amount equal to a Director’s aggregate stock equivalents multiplied by the last sales price of such shares on Nasdaq on the nearest trading day preceding the Director’s termination of participation in the Deferral Plan, subject to adjustment thereafter to reflect the market price of such shares on the last day of each fiscal quarter, until distributions are fully paid. The Deferral Plan also provides for various payment terms to beneficiaries in the event of the Director’s death.
Our Directors are subject to share ownership guidelines. The guidelines require ownership of 5,000 shares within the first term following the Director’s election to the Board.

Director Compensation for Fiscal Year 2008

	Fees
	Earned or			Non-Equity
	Paid in	Stock	Option	Incentive Plan
Name	Cash (1)	Awards (2)	Awards (3)(4)	Compensation	Total

Charles F. Christ	$60,000	$88,360	—	—	$148,360
Thomas A. Commes	$75,000	$88,360	—	—	$163,360
Curtis J. Crawford (5)	$70,000	$88,360	—	—	$158,360
Howard K. Knicely	$70,000	$88,360	—	—	$158,360
Keith M. Kolerus	$45,000	$88,360	—	—	$133,360
Robert A. Lauer	$45,000	$88,360	—	—	$133,360
Robert G. McCreary, III	$45,000	$88,360	—	—	$133,360
Eileen M. Rudden (6)	$15,000	$—	—	—	$15,000
Thomas C. Sullivan (7)	$15,000	$88,360	—	—	$103,360

(1)	Refer to the narrative immediately before the Director Compensation for Fiscal Year 2008 table for a discussion of various cash amounts paid to Directors.
(2)	On May 21, 2007, the grant of 4,000 Common Shares was approved to each of the non-employee Directors pursuant to the 2006 Equity Plan. The “Stock Awards” column represents the 2008 FAS 123R expense for the May 21, 2007 restricted stock award.
(3)	As of March 31, 2008, the aggregate number of unexercised stock options held by each current non-employee Director was as follows: Mr. Christ, 37,500; Mr. Commes, 52,500; Mr. Crawford, 7,500; Mr. Kolerus, 22,500; Mr. Knicely, 30,000; Mr. Lauer, 37,500; Mr. McCreary, 37,500. All of the outstanding stock options were exercisable as of March 31, 2008.
(4)	On November 14, 2008, as a result of Mr. Kolerus being named the Chairman of our Board, our Board granted to Mr. Kolerus an option to purchase 25,000 shares of our company stock at $2.19 a share (the closing trading price of the stock on that day), vesting 100% on March 31, 2009, subject only to Mr. Kolerus continuing in his role as Chairman of our Board at that time.
(5)	Mr. Crawford resigned from the Board on June 25, 2008. Mr. R. Andrew Cueva has been appointed to the Board to fill this vacancy.
(6)	Ms. Eileen M. Rudden was appointed to the Board on October 29, 2007 to fill the vacancy of Mr. Thomas C. Sullivan. Mr. Rudden received a pro-rata portion of director’s fees for the period of her service.
(7)	Mr. Sullivan retired from the Board on October 24, 2007. Mr. Sullivan received a pro-rata portion of director’s fees for the period of his services. On April 21, 2008, Mr. Sullivan received a payout of $270,950 from the Deferral Plan. The Deferral Plan payout represented fee amounts deferred by Mr. Sullivan during his tenure as a Director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Share Ownership
The following table shows the number of common shares of the company beneficially owned by each current Director of the company; the Chief Executive Officer and each of the Executive Officers of the company; all Directors and Executive Officers as a group; persons known to the company to own beneficially in excess of 5% of the total outstanding common shares; and the percent of the class so owned as of December 9, 2008 unless otherwise indicated.

	Number of
	Common Shares
	Beneficially		Percent
Name	Owned (1)		of Class

Directors (Excluding Executive Officers) (2)
Charles F. Christ	55,720	(3)	.2
Thomas A. Commes	90,714	(4)	.4
R. Andrew Cueva	2,422,932	(5)	11
Howard V. Knicely	49,214	(6)	.2
Keith M. Kolerus	57,714	(7)	.3
Robert A. Lauer	60,714	(8)	.3
Robert G. McCreary, III	82,491	(8)	.4
Eileen M. Rudden	13,200		*
Executive Officers (2)
Martin F. Ellis	309,282	(9)	1.4
Richard A. Sayers, II	367,327	(10)	1.6
All Directors and Executive Officers as a group (14 persons)	1,529,288	(11)	6.6
Other Persons
Dimensional Fund Advisors L.P.	2,603,777	(12)	11.4
1299 Ocean Ave., 11th Floor
Santa Monica, California 90401
MAK Capital One, LLC et al.	4,047,281	(13)	17.9
6100 Red Hook Quarter, 18B, Suites C, 1-6
St. Thomas, VI 00802
Goodwood, Inc.	1,968,260	(14)	8.7
212 King Street West, Suite 201
Toronto, ON, Canada M5H 1K5
Arthur Rhein	1,771,135	(15)(16)	7
101 Plaza Real South, Apt. 918
Boca Raton, Florida 33432
Barclays Global Investors, NA	1,414,537	(17)	6.2
45 Fremont Street
San Francisco, California 94105
Ramius LLC et al.	2,942,994	(18)	13
599 Lexington Avenue, 20th Floor
New York, New York 10022

*	Shares owned are less than one-tenth of one percent of class.

(1)	Except where otherwise indicated, beneficial ownership of the common shares held by the persons listed in the table above comprises both sole voting and dispositive power, or voting and dispositive power that is shared with the spouses of such persons.
(2)	The address of each Director and Executive Officer is 28925 Fountain Parkway, Solon, Ohio 44139.
(3)	Includes 37,500 common shares which the Director had the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to the Director under the 1999 and 2000 Stock Option Plans for Outside Directors, and the 2000 Stock Incentive Plan.
(4)	Includes 52,500 common shares which the Director had the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to the Director under the 1999 and 2000 Stock Option Plans for Outside Directors, and the 2000 Stock Incentive Plan.
(5)	Mr. Cueva is deemed to share beneficial ownership in the reported Agilysys, Inc., common shares (the “securities”) that MAK Capital Fund L.P. may be deemed to beneficially own. However, Mr. Cueva disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in MAK Capital Fund L.P.’s interest in such securities. The inclusion of the securities shall not be deemed an admission of beneficial ownership of all of the reported securities.
(6)	Includes 30,000 common shares which the Director had the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to the Director under the 2000 Stock Option Plan for Outside Directors and the 2000 Stock Incentive Plan.
(7)	Includes 22,500 common shares which the Director had the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to the Director under the 1999 and 2000 Stock Option Plans for Outside Directors, and the 2000 Stock Incentive Plan.
(8)	Includes 37,500 common shares which the Director had the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to Directors under the 2000 Stock Option Plan for Outside Directors and the 2000 Stock Incentive Plan.
(9)	Includes (i) 177,000 common shares which Mr. Ellis had the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to him under the 2000 Stock Incentive Plan; and (ii) 58,000 restricted common shares which Mr. Ellis was granted under the 2006 Stock Incentive Plan, as to which Mr. Ellis has sole voting power, but no dispositive power until such shares have become vested.
(10)	Includes (i) 254,300 common shares which Mr. Sayers had the right as a result of Mr. Sayer’s eligibility for early retirement to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to him under the 1991 Stock Option Plan and the 2000 Stock Incentive Plan; and (ii) 46,400 restricted common shares which Mr. Sayers was granted under the 2006 Stock Incentive Plan, as to which Mr. Sayers has sole voting power, but no dispositive power until such shares have become vested. The company defines eligibility for early retirement as the attainment of 55 years of age and 7 years of continuous service.
(11)	The number of common shares shown as beneficially owned by the Company’s Directors and Executive Officers as a group includes (i) 664,900 common shares which such persons have the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to them under the 1991 Stock Option Plan, the 2000 Stock Incentive Plan, the 1995 Stock Option Plan for Outside Directors, the 1999 Stock Option Plan for Outside Directors and the 2000 Stock Option Plan for Outside Directors; and (ii) 104,400 restricted common shares granted under the 2006 Stock Incentive Plan, as to which participants have sole voting power, but no dispositive power until such shares have become vested.
(12)	As reported on a Schedule 13G/A dated March 5, 2008.
(13)	As reported on a Schedule 13D dated July 1, 2008.
(14)	As reported on a Schedule 13G/A dated February 15, 2008.
(15)	Includes 1,509,400 common shares that Mr. Rhein has the right to acquire within 60 days of December 9, 2008 through the exercise of stock options granted to him under the 2000 Stock Incentive Plan.
(16)	Includes 97,175 common shares that Mr. Rhein has pledged as security pursuant to a brokerage margin account.
(17)	As reported on a Schedule 13G dated February 5, 2008.
(18)	As reported on a Schedule 13D/A dated October 10, 2008. Ramius, LLC et. al filed a Schedule 13D/A with the SEC on October 10, 2008 indicating that, as of October 9, 2008: (A) Ramius Value and Opportunity Master Fund, Ltd had sole voting and dispositive power with respect to 2,342,130 common shares; (B) each of Parche, LLC and Ramius Enterprise Master Fund Ltd had sole voting and dispositive power with respect to 323,761 common shares; (C) RCG PB, Ltd. had sole voting and dispositive power with respect to 277,103 common shares; (D) Ramius Advisors, LLC had sole voting and dispositive power with respect to 600,864 common shares; (E) RCG Starboard Advisors, LLC had sole voting and dispositive power with respect to 2,665,891 common shares; (F) each of Ramius LLC and C4S & Co., L.L.C. had sole voting and dispositive power with respect to 2,942,994 common shares; (G) each of Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon and Thomas W. Strauss had shared voting and dispositive power with respect to 2,942,994 common shares; and (H) Steve Tepedino had sole voting and dispositive power with respect to 7,670 common shares. Ramius, LLC et al. also reported that each of John Mutch and James Zierick did not directly own any common shares, but, as respective members of a “group” for the purposes of Section 13(d)(3) of the Exchange Act, are each deemed to be a beneficial owner of the 2,343,130 common shares owned by Value and Opportunity Master Fund, 323,761 common shares owed by Parch, LLC and 277,103 common shares owned by RCG PB, Ltd. Both Mr. Mutch and Mr. Zierick have disclaimed beneficial ownership of such common shares. The address of the principal office of each of RCG Starboard Advisors, LLC, Parche, LLC, Ramius, LLC, C4S & Co., L.L.C, and Messrs. Cohen, Stark, Strauss and Solomon is 599 Lexington Avenue, 20th Floor, New York, New York 10022. The address of the principal office of each of Ramius Value and Opportunity Master Fund Ltd, Ramius Enterprise Master Fund Ltd and RCG PB, Ltd. is c/o Citco Fund Services (Cayman Islands) Limited, Corporate Center, West Bay Road, Grand Cayman, Cayman Islands, British West Indies. The principal business address of Mr. Mutch is c/o MV Advisors, LLC, 420 Stevens Avenue, Suite 270, Solana Beach, CA 92075. The principal business address of Mr. Zierick is c/o Aspyra, Inc., 26115-A Mureau Road, Calabasas, CA 91320. The principal business address of Mr. Tepedino is 8655 East Via de Ventura, Suite E-300, Scottsdale, AZ 85258.

The following table provides certain information with respect to all of the company’s equity compensation plans in effect as of March 31, 2008.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans

Equity compensation plans approved by shareholders (i.e., 1991 Stock Option Plan, Amended and Restated 2000 Stock Incentive Plan, 2006 Stock Incentive Plan and 1995, 1999 and 2000 Stock Option Plans for Outside Directors)	3,526,910	$14.24	2,008,168
Equity compensation plans not approved by shareholders	-0-	-0-	-0-

Total	3,526,910	$14.24	2,008,168

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

While the company does not have a written related person transaction policy, the company’s Code of Business Conduct requires employees, officers and directors to report conflicts or suspected conflicts to the company. Any conflicts require the consideration of executive management or, in the case of conflicts involving executive management, consideration by the Board of Directors.
It is the policy of the Board that a substantial majority of its members should be independent. Upon the review and recommendation of the Nominating and Corporate Governance Committee, the Board has determined that all members of the Audit, Compensation and Nominating and Corporate Governance Committees are “independent” according to SEC regulations and applicable stock exchange listing standards, and that the members of these Committees have no direct or indirect material relationships with the company other than their position as Directors. The Board has also determined that all members of the Audit Committee meet the additional independence requirements for audit committee membership.
The following company Directors are independent:
Charles F. Christ
Thomas A. Commes
Curtis J. Crawford (1)
Howard V. Knicely
Keith M. Kolerus
Robert A. Lauer
Robert G. McCreary, III
Eileen M. Rudden

(1)	Mr. Crawford resigned from the Board, effective June 24, 2008. The Board appointed Mr. R. Andrew Cueva to replace the vacancy created by Mr. Crawford’s resignation. Mr. Cueva is an independent Director and meets the additional independence requirements for audit committee membership as well.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee has reviewed the audit fees of Ernst & Young LLP, the company’s independent registered public accounting firm. Fees for services rendered by Ernst & Young for fiscal years 2008 and 2007 were:

		Audit-Related
Fiscal Year	Audit Fees	Fees	Tax Fees	All Other Fees

2008	$1,836,500	$233,200	$267,000	$-0-
2007	$1,546,300	$376,000	$88,500	$-0-

“Audit Fees” consist of fees billed for professional services provided for the annual audit of the company’s financial statements, annual audit of internal control over financial reporting, review of the interim financial statements included in quarterly reports and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings. “Audit-Related Fees” generally include fees for employee benefits plan audits, business acquisitions and accounting consultations. “Tax Fees” include tax compliance and tax advice services. “All Other Fees” generally relate to services provided in connection with non-audit acquisition activities.
It is the Audit Committee’s policy that all audit and non-audit services are pre-approved by the Audit Committee. Consistent with its charter, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee between meetings when it is necessary to expedite services, provided that any pre-approvals so delegated are reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services were pre-approved by the Audit Committee consistent with this policy during fiscal years 2008 and 2007.
Representatives of Ernst & Young are expected to be present at the Annual Meeting, when scheduled. They will have an opportunity to make a statement if they so desire and are expected to be available to respond to appropriate questions.

part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included in this Annual Report on Form 10-K beginning on page 62:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended March 31, 2008, 2007, and 2006
Consolidated Balance Sheets as of March 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
(a)(2) Financial statement schedule.  The following financial statement schedule is included in this Annual Report on Form 10-K on page 99:
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.  See the Index to Exhibits beginning at page 100 of this Annual Report on Form 10-K.

signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on December 15, 2008.

AGILYSYS, INC.

/s/ Martin F. Ellis Martin F. Ellis President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of December 15, 2008.

Signature	Title

/s/ Martin F. Ellis Martin F. Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kenneth J. Kossin, Jr. Kenneth J. Kossin, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Keith M. Kolerus Keith M. Kolerus	Chairman, Director

/s/ Charles F. Christ Charles F. Christ	Director

/s/ Thomas A. Commes Thomas A. Commes	Director

/s/ R. Andrew Cueva R. Andrew Cueva	Director

/s/ Howard V. Knicely Howard V. Knicely	Director

/s/ Robert A. Lauer Robert A. Lauer	Director

/s/ Robert G. McCreary, III Robert G. McCreary, III	Director

/s/ Eileen M. Rudden Eileen M. Rudden	Director

agilysys, inc. and subsidiaries

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2008

report of ernst & young llp, independent registered public accounting firm

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended March 31, 2008. We have also audited the accompanying financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 1, 10 and 11 to the consolidated financial statements, on April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and on March 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agilysys, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
December 15, 2008

report of ernst & young llp, independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

—	The aggregation of several errors in the Company’s order processing operations of the retail and hospitality segments resulted in a material weakness in the operating effectiveness of revenue recognition controls.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated December 15, 2008, on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Agilysys, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

/s/  Ernst & Young LLP

Cleveland, Ohio
December 15, 2008

agilysys, inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended March 31
(In thousands, except share and per share data)	2008	2007	2006

Net sales:
Products	$644,745	$381,723	$381,902
Services	126,215	92,847	87,082

Total net sales	770,960	474,570	468,984
Cost of goods sold:
Products	549,057	328,831	336,339
Services	41,749	25,032	25,676

Total cost of goods sold	590,806	353,863	362,015
Gross margin	180,154	120,707	106,969
Operating expenses
Selling, general, and administrative expenses	199,258	133,185	123,058
Restructuring (credits) charges	(75)	(2,531)	5,337

Operating loss	(19,029)	(9,947)	(21,426)
Other (income) expenses
Other (income) expense, net	(6,632)	6,025	(1,094)
Interest income	(13,101)	(5,133)	(4,451)
Interest expense	945	2,731	6,069
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	4,811

Loss before income taxes	(241)	(13,570)	(26,761)
Provision (benefit) for income taxes	(922)	(1,935)	(6,966)
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities, net of taxes	—	—	949

Income (loss) from continuing operations	681	(11,635)	(20,744)
Discontinued operations
Income from operations of discontinued components, net of taxes	2,978	48,761	48,858
Gain on disposal of discontinued component, net of taxes	—	195,729	—

Income from discontinued operations	2,978	244,490	48,858

Net income	$3,659	$232,855	$28,114

Earnings (loss) per share — Basic and diluted
Income (loss) from continuing operations	$0.03	$(0.38)	$(0.69)
Income from discontinued operations	0.10	7.97	1.63

Net income	$0.13	$7.59	$0.94

Weighted average shares outstanding
Basic	28,252,137	30,683,766	29,935,200
Diluted	28,766,112	30,683,766	29,935,200

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Balance Sheets

	March 31
(In thousands, except share and per share data)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$70,596	$604,667
Accounts receivable, net of allowance of $2,431 in 2008 and $1,186 in 2007	170,357	111,211
Inventories, net of allowance of $1,334 in 2008 and $1,045 in 2007	25,646	9,922
Deferred income taxes	3,788	3,092
Prepaid expenses and other current assets	3,056	3,494
Income taxes receivable	4,960	—
Assets of discontinued operations — current	369	206

Total current assets	278,772	732,592
Goodwill	298,420	93,197
Intangible assets, net of amortization of $27,456 in 2008 and $9,744 in 2007	55,625	8,716
Investments in affiliated companies-held for sale in 2008	9,549	11,231
Other non-current assets	25,779	30,701
Property and equipment
Building	57	—
Furniture and equipment	37,909	30,257
Software	37,514	35,639
Leasehold improvements	13,323	6,974

	88,803	72,870
Accumulated depreciation and amortization	61,077	55,591

Property and equipment, net	27,726	17,279

Total assets	$695,871	$893,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$98,928	$84,286
Floor plan financing	14,552	—
Income taxes payable	—	134,607
Deferred revenue	16,232	6,715
Accrued liabilities	58,282	19,950
Current portion of long-term debt	308	116
Liabilities of discontinued operations — current	610	162

Total current liabilities	188,912	245,836
Deferred income taxes	169	62
Other non-current liabilities	27,093	20,751
Liabilities of discontinued operations — noncurrent	232	223
Shareholders’ Equity
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 31,568,818 and 31,349,476 shares outstanding in 2008 and 2007, respectively	9,366	9,334
Capital in excess of stated value	(11,469)	129,750
Retained earnings	486,799	489,435
Treasury stock (8,978,378 in 2008 and 35,304 in 2007)	(2,694)	(11)
Accumulated other comprehensive income (loss)	(2,537)	(1,664)

Total shareholders’ equity	479,465	626,844

Total liabilities and shareholders’ equity	$695,871	$893,716

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31
(In thousands)	2008	2007	2006

Operating activities
Net income	$3,659	$232,855	$28,114
Less: Income from discontinued operations	(2,978)	(244,490)	(48,858)

Income (loss) from continuing operations	681	(11,635)	(20,744)
Adjustments to reconcile income (loss) from continuing operations to net cash (used for) provided by operating activities (net of effects from business acquisitions):
Investment impairment	4,921	5,892	—
(Gain) loss on equity investment	(8,780)	970	464
Gain on redemption of investment by affiliated company	(1,330)	—	(622)
Loss on redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	4,811
Loss on disposal of property and equipment	12	1,501	302
Depreciation	3,369	1,565	1,822
Amortization	20,552	6,315	6,978
Deferred income taxes	(4,571)	1,478	(2,274)
Stock based compensation	6,039	4,239	591
Excess tax benefit from exercise of stock options	(97)	(1,854)	—
Changes in working capital:
Accounts receivable	24,794	(988)	(12,771)
Inventories	(5,713)	122	1,165
Accounts payable	(53,144)	30,136	(8,873)
Accrued liabilities	(11,675)	(11,286)	(243)
Income taxes payable	(138,694)	132,771	1,224
Other working capital	2,013	(1,316)	4,752
Other non-cash adjustments	1,010	(5,524)	(1,993)

Total adjustments	(161,294)	164,021	(4,667)

Net cash (used for) provided by operating activities	(160,613)	152,386	(25,411)
Investing activities
Change in cash surrender value of company owned life insurance policies	(439)	269	(494)
Proceeds from sale of investment in affiliated company	4,770	—	788
Purchase of marketable securities	—	—	(6,822)
Proceeds from sale of marketable securities	—	1,147	—
Proceeds from sale of business	—	485,000	—
Acquisition of business, net of cash acquired	(236,210)	(10,613)	(27,964)
Purchase of property and equipment	(8,775)	(6,250)	(3,252)
Proceeds from escrow settlement	—	423	—

Net cash (used for) provided by investing activities	(240,654)	469,976	(37,744)
Financing activities
Floor plan financing agreement, net	14,552	—	—
Self tender offer — buyback of common shares for treasury	(149,999)	—	—
Redemption of Mandatorily Redeemable Convertible Trust Preferred Securities	—	—	(107,536)
Principal payment under long-term obligations	(196)	(59,567)	(286)
Issuance of common shares	1,447	10,100	5,445
Excess tax benefit from exercise of stock options	213	1,854	—
Dividends paid	(3,407)	(3,675)	(3,608)

Net cash used for financing activities	(137,390)	(51,288)	(105,985)
Effect of exchange rate changes on cash	1,314	(97)	367

Cash flows (used for) provided by continuing operations	(537,343)	570,977	(168,773)
Cash flows of discontinued operations
Operating cash flows	3,272	(114,087)	74,767
Investing cash flows	—	(73)	(24)

Net (decrease) increase in cash	(534,071)	456,817	(94,030)
Cash at beginning of year	604,667	147,850	241,880

Cash at end of year	$70,596	$604,667	$147,850

Supplemental disclosures of cash flow information:
Cash payments for interest
Distributions on Mandatorily Redeemable Convertible Trust Preferred Securities	$—	$—	$1,482
Other	618	3,135	6,068
Cash payments for income taxes, net of refunds received	140,450	22,978	10,478
Change in value of available-for-sale securities, net of taxes	(169)	86	9

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Shareholders’ Equity

			Stated	Capital in			Unearned	Accumulated
			value of	excess of			compensation	other
	Treasury	Common	common	stated	Treasury	Retained	on restricted	comprehensive
(In thousands, except per share data)	shares	shares	shares	value	shares	earnings	stock	income (loss)	Total

Balance at April 1, 2005	(46)	28,821	$8,578	$88,927	$(14)	$235,749	$(873)	$84	$332,451
Net income	—	—	—	—	—	28,114	—	—	28,114
Unrealized translation adjustment	—	—	—	—	—	—	—	1,948	1,948
Unrealized gain on securities net of $4 in taxes	—	—	—	—	—	—	—	9	9

Total comprehensive income									30,071
Cash dividends ($0.12 per share)	—	—	—	—	—	(3,608)	—	—	(3,608)
Shares issued upon exercise of stock options	—	469	141	5,301	—	—	—	—	5,442
Tax benefit related to exercise of stock options	—	—	—	659	—	—	—	—	659
Tax benefit related to forfeiture of restricted stock	—	—	—	157	—	—	—	—	157
Shares issued upon conversion of Trust Preferred Securities	45	1,265	366	19,031	13	—	—	—	19,410
Forfeiture of restricted stock award	(53)	(53)	—	(434)	(16)	—	450	—	—
Restricted stock award	—	25	8	331	—	—	(339)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	594	—	594

Balance at March 31, 2006	(54)	30,527	9,093	113,972	(17)	260,255	(168)	2,041	385,176
Net income	—	—	—	—	—	232,855	—	—	232,855
Unrealized translation adjustment	—	—	—	—	—	—	—	(772)	(772)
Unrealized gain on securities net of $54 in taxes	—	—	—	—	—	—	—	86	86
Minimum pension liability, net of $477 in taxes	—	—	—	—	—	—	—	(753)	(753)

Total comprehensive income									231,416
Reversal of unearned compensation in restricted stock award	—	—	—	(168)	—	—	168	—	—
Adjustment to initially apply FASB Statement No. 158, net of $1,432 in taxes	—	—	—	—	—	—	—	(2,266)	(2,266)
Cash dividends ($0.12 per share)	—	—	—	—	—	(3,675)	—	—	(3,675)
Non-cash stock based compensation expense	—	—	—	4,232	—	—	—	—	4,232
Shares issued upon exercise of stock options	—	804	241	10,161	—	—	—	—	10,402
Nonvested shares issued from treasury shares	32	32	—	(10)	10	—	—	—	—
Tax benefit related to exercise of stock options	—	—	—	1,854	—	—	—	—	1,854
Purchase of common shares for treasury	(13)	(13)	—	(291)	(4)	—	—	—	(295)

Balance at March 31, 2007	(35)	31,350	9,334	129,750	(11)	489,435	—	(1,664)	626,844
Net income	—	—	—	—	—	3,659	—	—	3,659
Unrealized translation adjustment	—	—	—	—	—	—	—	(1,503)	(1,503)
Unrealized gain on securities net of $8 in taxes	—	—	—	—	—	—	—	(169)	(169)
Minimum pension liability, net of $505 in taxes	—	—	—	—	—	—	—	799	799

Total comprehensive income									2,786
Record cumulative effect — FIN 48	—	—	—	—	—	(2,888)	—	—	(2,888)
Cash dividends ($0.12 per share)	—	—	—	—	—	(3,407)	—	—	(3,407)
Non-cash stock based compensation expense	—	76	—	5,332	—	—	—	—	5,332
Shares issued upon exercise of stock options	—	110	32	1,414	—	—	—	—	1,446
Self tender offer — buyback of common shares for treasury	(8,975)	—	—	(147,305)	(2,693)	—	—	—	(149,998)
Self tender expenses	—	—	—	(1,570)	—	—	—	—	(1,570)
Nonvested shares issued from treasury shares	32	32	—	697	10	—	—	—	707
Tax benefit related to exercise of stock options	—	—	—	213	—	—	—	—	213

Balance at March 31, 2008	(8,978)	31,568	$9,366	$(11,469)	$(2,694)	$486,799	$—	$(2,537)	$479,465

See accompanying notes to consolidated financial statements

agilysys, inc. and subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data and note 16)

1.

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations.  Agilysys, Inc. and its subsidiaries (the “company” or “Agilysys”) provides innovative IT solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality and technology solutions. The company operates extensively in North America and has sales offices in the United Kingdom and China.
The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2008 refers to the fiscal year ended March 31, 2008.
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
Related party transactions.  The Secretary of the company is also a partner in the law firm, Calfee, Halter & Griswold LLP (“Calfee”), which provides certain legal services to the company. Legal costs paid to Calfee by the company were $2.6 million for fiscal year 2008, $1 million for fiscal year 2007 and $1.5 million for fiscal year 2006.
In connection with the move of our headquarters from Ohio to Florida, we provided relocation assistance to our executive officers who were required to relocate to Florida. This relocation assistance included costs related to temporary housing, commuting expenses, sales and broker commissions, moving expenses, costs to maintain the executive’s former residence while it was on the market and the loss, if any, associated with the sale of the executive’s former residence. For more information, see the Summary Compensation Table for Fiscal 2008 at page 42.
All related party transactions with the company require the prior approval of or ratification by the company’s Audit Committee. The company, through its Nominating and Corporate Governance Committee, also makes a formal yearly inquiry of all of its officers and directors for purposes of disclosure of related person transactions, and any such newly revealed related person transactions are conveyed to the Audit Committee. All officers and directors are charged with updating this information with the company’s internal legal counsel.
Segment reporting.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for segment reporting purposes so long as certain aggregation criteria are met. With the divestiture of the company’s KeyLink Systems Distribution Business in 2007, the continuing operations of the company represented one business segment that provided IT solutions to corporate and public-sector customers. In 2008, the company evaluated its business groups and developed a structure to support the company’s strategic direction as it has transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the company now has three reportable segments: Hospitality Solutions, Retail Solutions, and Technology Solutions. See note 13 for a discussion of the company’s segment reporting.
Revenue recognition.  The company derives revenue from three primary sources: server and storage hardware, software, and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for estimated discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.
Regarding hardware sales, revenue is generally recognized when the product is shipped to the customer and when there are not unfulfilled obligations that affect the customer’s final acceptance of the arrangement. A majority of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms with the customer and product returns, and bears credit risk if the customer does not pay for the goods. As the principal contact with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination.
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
Regarding sales of services, the company offers proprietary and third-party services to its customers. Proprietary services generally are as follows: consulting, installation, integration, and maintenance. Revenue relating to consulting, installation, and integration services is recognized when the service is performed. For certain long-term proprietary service contracts, the company follows the percentage-of-completion method of accounting. Accordingly, income is recognized in the ratio that work performed bears to estimated total work to be performed on the contract. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of billings on uncompleted contracts in excess of related costs is shown as a current asset. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. In addition to proprietary services, the company offers third-party service contracts to its customers. In such instances, the supplier is the primary obligor in the transaction and the company bears credit risk in the event of nonpayment by the customer. Since the company is acting as an agent or broker with respect to such sales transactions, the company reports revenue only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.
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
Prior to the April 1, 2006 adoption of FASB Statement 123R, Share-Based Payment (“FAS 123R”), the company accounted for stock based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by FAS No. 123R. No stock-based employee compensation cost was recognized by the company for stock option awards, as all options granted to employees had an exercise price equal to the market value of the underlying stock on the date of grant. Effective April 1, 2006, the company adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized since April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated for purposes of FAS 123R.
Prior to the adoption of FAS 123R, the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits recognized by the company during the year ended March 31, 2008, were $0.2 million.
The following table shows the effects on net income and earnings per share had compensation cost been measured on the fair value method pursuant to FAS 123R. The pro forma expense determined under the fair value method presented in the table below relates only to stock options that were granted as of March 31, 2006. The impact of applying the fair value method is not indicative of future expense amounts.

Year ended March 31,
2006

Net income, as reported (a)	$28,114
Compensation cost based on fair value method, net of taxes	(3,372)

Pro forma net income	$24,742

Earnings per share — basic & diluted
As reported	$0.94
Pro forma	$0.83
(a) Includes stock compensation expense, net of taxes, for restricted stock awards of:	$346

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
Comprehensive income (loss).  Comprehensive income (loss) is the total of net income (loss) plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Changes in the components of accumulated other comprehensive income (loss) for 2008 are as follows:

	Foreign	Unrealized		Accumulated
	currency	gain (loss)	Minimum	other
	translation	on	pension	comprehensive
	adjustment	securities	liability	income (loss)

Balance at April 1, 2005	$84	$—	$—	$84

Change during 2006	$1,948	$9	$—	$1,957

Balance at March 31, 2006	$2,032	$9	$—	$2,041

Change during 2007	$(772)	$86	$(3,019)	$(3,705)

Balance at March 31, 2007	$1,260	$95	$(3,019)	$(1,664)
Change during 2008	$(1,503)	$(169)	$799	$(873)

Balance at March 31, 2008	$(243)	$(74)	$(2,220)	$(2,537)

Cash and cash equivalents.  The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Such investments are readily convertible to cash with no penalty. At March 31, 2007, cash and cash equivalents includes $485.0 million from the sale of the assets and operations of the company’s KeyLink Systems Distribution Business that was held in escrow on behalf of the company on March 31, 2007. The sale closed as of the end of business on March 31, 2007, with the $485.0 million sale proceeds transferred from escrow to the company on the next day of business.
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
Inventories.  Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. The company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions such as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The company provides a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.
Investment in marketable securities.  The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities at March 31, 2008, and 2007 were $0.1 million and $6.2 million, respectively. Realized gains and losses are determined on the basis of specific identification. During 2008, securities with a fair value at the date of sale of $6.1 million were sold. The gross realized gain based on specific identification on such sales totaled $0.2 million. The net adjustment to unrealized holding gains on available-for-sale securities in other comprehensive income totaled $(0.2) million. At March 31, 2008, the gross unrealized loss on available-for-sale securities was $0.2 million (before taxes).
Investments in affiliated companies — held for sale in 2008.  The company enters into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The company has investments in affiliates accounted for using the equity method and the cost method. For those investments accounted for under the equity method, the company’s proportionate share of income or losses from affiliated companies, as well as impairments in 2007 and 2008, are recorded in other (income) expense.
Intangible assets.  Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships and supplier relationships are being amortized using an accelerated or straight-line method, which reflects the period the asset is expected to contribute to the future cash flows of the company. The company’s finite-lived intangible assets are being amortized over periods ranging from six months to ten years. The company has an indefinite-lived intangible asset relating to purchased trade names. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value.
Goodwill.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to periodic impairment testing at least annually. The company conducted its annual goodwill impairment test as of February 1, 2008 and, based on the analysis, and subsequent updates of the analysis to March 31, 2008, concluded that goodwill was not impaired. Goodwill will also be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Total depreciation and amortization expense on property and equipment was $6.0 million, $5.5 million and $4.6 million during 2008, 2007 and 2006, respectively.
The company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. As of March 31, 2008, there is no impairment to be recognized.

Non-current assets and liabilities.  The components of other non-current assets and non-current liabilities are as follows:

	2008	2007

Other non-current assets:
Corporate-owned life insurance policies	$25,024	$18,965
Marketable securities	133	6,158
Other	622	5,578

Total	$25,779	$30,701

Other non-current liabilities:
Employee benefit plan obligations	$20,221	$20,239
Other	6,872	512

Total	$27,093	$20,751

Valuation of accounts payable.  The company’s accounts payable has been reduced by amounts claimed to vendors for returns and other amounts related to incentive programs. Amounts related to incentive programs are recorded as adjustments to cost of goods sold or operating expenses, depending on the nature of the program. There is a time delay between the submission of a claim by the company and confirmation of the claim by our vendors. Historically, the company’s estimated claims have approximated amounts agreed to by vendors.
Supplier programs.  The company participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. In addition, the company receives incentives from suppliers related to cooperative advertising allowances and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as a reduction of cost of sales or advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred.
Concentrations of supplier risk.  The company’s largest supplier, HP, accounted for 36%, 45% and 39% of the company’s sales volume in 2008, 2007 and 2006, respectively. Sales of products sourced by IBM accounted for 19%, 20% and 25% of the company’s sales volume in 2008, 2007, and 2006, respectively. Sales of Sun products through Innovativ, which was purchased in July 2007, accounted for 21% of the sales volume in 2008. The loss of any of the top three suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company.
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
Non-cash investing activities.  During 2008, the company’s investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the consolidated statement of operations.
Recently issued accounting standards.  In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts, and interpretation of FASB Statement No. 60 (“Statement 163”). Statement 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. Statement 163 is effective for fiscal years after December 15, 2008, or fiscal year 2010 for the company. The company is currently evaluating the impact, if any, that Statement 163 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company is currently evaluating the impact, if any, that Statement 162 will have on its financial position, results of operations and cash flows.
In March 2008, The FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 enhances the disclosures about an entity’s derivative and hedging activities. Statement 161 is effective for fiscal periods beginning after November 15, 2008, or January 1, 2009 for the company. The company is currently evaluating the impact, if any, that Statement 161 will have on its financial position, results of operations and cash flows.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except FAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The company is currently evaluating the impact that Statement 157 will have on its financial position, results of operations and cash flows.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007, balance of retained earnings. As of March 31, 2008, and 2007, the company had a liability of uncertain tax positions, excluding interest, penalty, and federal benefit of $6.0 million and $8.1 million respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at March 31, 2007	$8,055
Additions:
Relating to positions taken during current year	1,372
Due to business acquisitions	3,454
Reductions:
Relating to tax settlements	(4,635)
Relating to positions taken during prior year	(899)
Due to business acquisitions	(1,350)

Balance at March 31, 2008	$5,997

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of March 31, 2008, and 2007, the company had approximately $1.2 million and $1.0 million of interest and penalties accrued, respectively.
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
The company is currently being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has potential tax examination years open back to and including 1998 which may be subject to tax authority examination.
Reclassifications.  Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of discontinued operations of the KeyLink Systems Distribution Business (see Note 3). The 2007 balance sheet contains a reclassification between accounts receivable and accrued liabilities.

2.

RECENT ACQUISITIONS

2008 Acquisitions

Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX, now called Eatec Solutions by Agilysys, is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $24.8 million has been assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Eatec acquisition will not be deductible for income tax purposes.

Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovativ”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovativ have been included in the accompanying condensed consolidated financial statements from that date forward. Innovativ is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovativ establishes a new and significant relationship between Sun Microsystems and the company. Innovativ was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. During the fourth quarter of 2008, the company recognized $35.0 million of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, the company amended its agreement with the Innovativ shareholders whereby the maximum payout available to the Innovativ shareholders was limited to $58.65 million, inclusive of the $35 million. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
During the fourth quarter, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships which will be amortized over useful lives ranging from two to five years. The calculated Innovativ intangible asset amortization expense for the fourth quarter was $3.4 million. The company actually recorded $7.0 million during the fourth quarter, which includes the final estimated amortization upon completion of the purchase price allocation and change in estimate for the second and third quarter recorded expense.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million has been assigned to goodwill. Goodwill resulting from the Innovativ acquisition will be deductible for income tax purposes.

InfoGenesis
On June 18, 2007, the company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition provides the company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base and increases its software application offerings. InfoGenesis was acquired for a total acquisition cost of $90.6 million.
Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $71.7 million has been assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, $4.5 million to customer relationships, and $10.8 million to trade names, which have an indefinite life. Management expects to amortize the developed technology and the customer relationships over useful lives ranging from six months to seven years. Amortization expense of $0.6 million and $2.0 million for the quarter and year ended March 31, 2008, respectively, has been recognized by the company relating to the identified intangible assets. Management is in the process of evaluating the acquired intangible assets, including an evaluation of additional intangible assets not previously recognized by InfoGenesis, and determining the appropriate fair value. Management expects to complete this analysis within one year of the date of acquisition. Accordingly, allocation of the acquisition cost is subject to modification in the future. In subsequent periods, the nature and amount of any material adjustments made to the initial allocation of the purchase price will be disclosed. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes.

The following are condensed balance sheets showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Condensed balance sheets as of the date of acquisition

	Innovativ	InfoGenesis

Current assets	$82,815	$18,321
Property and equipment	1,247	5,944
Intangible assets	29,730	18,291
Goodwill arising after the acquisition	97,781	71,662

Total Assets	211,573	114,218
Current Liabilities	67,630	18,281
Long-term debt	—	649
Other long-term obligations	—	8,185

Total liabilities	67,630	27,115

Net assets acquired	$143,943	$87,103

Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovativ acquisitions occurred on April 1:

	Twelve Months Ended
	March 31
	2008	2007

Net Sales	$851,893	$750,681
Income from continuing operations	$2,252	$3,194
Net income	$5,242	$241,749
Earnings per share — basic Income from continuing operations	$0.08	$0.10
Net income	$0.19	$7.88
Earnings per share — diluted Income from continuing operations	$0.08	$0.10
Net income	$0.18	$7.88

Stack Computer, Inc.
On April 2, 2007, the company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $25.2 million.
Management has made a preliminary adjustment of $0.8 million to the fair value of acquired capital equipment and assigned $11.7 million of the acquisition cost to identifiable intangible assets as follows: $1.5 million to non-compete agreements, which will be amortized over five years using the straight-line amortization method; $1.3 million to customer relationships, which will be amortized over five years using an accelerated amortization method; and $8.9 million to supplier relationships, which will be amortized over ten years using an accelerated amortization method. The cumulative amortization expense of $1.3 million relating to the identified intangible assets from the acquisition date through December 31, 2007 was recognized during the third quarter of 2008.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million has been assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes.

2007 Acquisition

Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems Corporation (“Visual One Systems”), a leading developer and marketer of Microsoft Windows-based software for the hospitality industry. The acquisition provides Agilysys additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One Systems customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.4 million.
During the second quarter of 2008, management assigned $4.9 million of the acquisition cost to identifiable intangible assets as follows: $3.8 million to developed technology, which will be amortized over six years using the straight-line method; $0.6 million to non-compete agreements, which will be amortized over eight years using the straight-line amortization method; and $0.5 million to customer relationships, which will be amortized over five years using an accelerated amortization method. Amortization expense of $0.2 million and $1.1 million for the quarter and year ended March 31, 2008, respectively, has been recognized by the company relating to the identified intangible assets.
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes.

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

3.

DISCONTINUED OPERATIONS

Sale of Assets and Operations of KeyLink Systems Distribution Business
On March 31, 2007, the company sold the assets and operations of its KeyLink Systems Distribution Business (“KSG”) for $485.0 million in cash, subject to a working capital adjustment. During the second and third quarters of 2008, the final working capital adjustment of

$10.8 million was settled and paid, contingencies were resolved and financial adjustments were recorded. Through the sale of KSG, the company exited all distribution-related businesses and now exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations. Included in the operating results of KSG that are reported as a component of discontinued operations is an allocation of the company’s consolidated interest based on the ratio of KSG net assets to total consolidated net assets.
In connection with the sale of KSG, the company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. Under the PPA, the company is required to purchase a minimum of $330 million worth of products each year during the term of the agreement (5 years), adjusted for product availability and other factors. We complied with this requirement in 2008.
The income from discontinued operations for the year ended March 31, 2007, includes KSG net sales of $1.3 billion, pre-tax income of $79.2 million and net income of $48.6 million.
Income from discontinued operations for the year ended March 31, 2008, consists primarily of the settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.

Components of Results of Discontinued Operations
For the years ended March 31, 2008, and 2007, income from discontinued operations was comprised of the following:

	2008	2007

Discontinued operations:
Income from operations of KSG	$—	$80,178
Resolution of contingencies	4,664	—
Loss from operations of IED	(8)	(827)
Gain on sale of KSG	—	318,517

	4,656	397,868
Provisions for income taxes	1,678	153,378

Income from discontinued operations	$2,978	$244,490

4.

RESTRUCTURING CHARGES

2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits was substantially complete in 2008.

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

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employment
	costs	Facilities	Total

Balance at April 1, 2006	$130	$6,246	$6,376
Additions	535	—	535
Accretion of lease obligations	—	354	354
Payments	(120)	(956)	(1,076)
Adjustments	(10)	(5,544)	(5,554)

Balance at March 31, 2007	$535	$100	$635
Accretion of lease obligations	—	7	7
Payments	(513)	(70)	(583)
Adjustments	(21)	6	(15)

Balance at March 31, 2008	$1	$43	$44

Of the remaining $44,000 liability at March 31, 2008, the remaining severance and other employment costs are expected to be paid during 2009 and approximately $34,000 is expected to be paid during 2009 for ongoing facility obligations. Facility obligations are expected to continue through 2010.

Adjustments to Restructuring Liability
The $5.5 million adjustment to facilities in 2007 was due to two factors: $0.6 million aggregate adjustment to remaining facility obligations for sublease agreements and early termination agreements and $4.9 million credit for the reversal of the remaining restructuring liability that was initially recognized in 2003 for an abandoned leased facility. In connection with the sale of the assets and operations of KSG in March 2007, management determined that the company would utilize the leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations.

Components of Restructuring Credit (Charge)
Included in the consolidated statement of operations is a $75,000 restructuring credit for 2008, which is comprised of the following: $7,000 accretion expense for lease obligations, $61,000 credit relating to the write-off of leasehold improvements and differences between actual and accrued sub-lease income and common area costs; offset by a $21,000 credit for severance adjustments.
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

5.

GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill for the years ended March 31, 2008 and 2007 are as follows:

	2008	2007

Beginning of year	$93,197	$82,580
Goodwill acquired — Eatec (see note 2)	24,778	—
Goodwill acquired — Innovativ (see note 2)	97,781	—
Goodwill acquired — InfoGenesis (see note 2)	71,662	—
Goodwill acquired — Stack (see note 2)	13,328	—
Goodwill acquired — Visual One (see note 2)	(2,507)	11,914
Goodwill adjustment — CTS	—	(826)
Goodwill adjustment — Kyrus	—	(501)
Impact of foreign currency translation	181	30

End of year	$298,420	$93,197

Goodwill is tested for impairment at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed under Note 13, the company has three reporting segments.

As of February 1, 2008, the company concluded that the fair value of its three reporting units each exceeded their respective carrying value, including goodwill. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. After completing this annual goodwill impairment test, and updating such test through March 31, 2008, the company did not have an impairment of goodwill.

Intangible Assets
The following table summarizes the company’s intangible assets at March 31, 2008, and 2007:

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	Amortization	amount	amount	Amortization	amount

Amortized intangible assets:
Customer relationships	$26,526	$(13,627)	$12,899	$14,700	$(8,324)	$6,376
Supplier relationships	28,280	(8,336)	19,944	—	—	—
Non-competition agreements	8,210	(2,015)	6,195	1,310	(587)	723
Developed technology	8,285	(3,398)	4,887	1,470	(753)	717
Patented technology	80	(80)	—	80	(80)	—

	71,381	(27,456)	43,925	17,560	(9,744)	7,816
Unamortized intangible assets:
Trade names	11,700	N/A	11,700	900	N/A	900

Total intangible assets	$83,081	$(27,456)	$55,625	$18,460	$(9,744)	$8,716

Customer relationships are being amortized over estimated useful lives between two and ten years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology is being amortized over estimated useful lives between six months and eight years; patented technology is amortized over an estimated useful life of three years; supplier relationships are being amortized over estimated useful lives between two and ten years.
Amortization expense relating to intangible assets for the years ended March 31, 2008, 2007 and 2006 was $17.7 million, $3.1 million, and $3.7 million, respectively.
The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows:

Amount

Year ending March 31
2009	$19,748
2010	8,442
2011	4,824
2012	4,122
2013	2,903

Total estimated amortization expense	$40,039

6.

INVESTMENTS HELD FOR SALE IN 2008

At March 31, 2008, and 2007, the company’s investments in affiliated companies consisted of the following:

	2008	2007

Magirus AG	$9,549	$7,788
Other non-marketable equity securities	—	3,443

Total	$9,549	$11,231

Magirus AG
The company maintained an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company had a 20% interest in Magirus and accounted for the investment under the equity method. The investment was initially recorded at cost and the carrying amount was subsequently adjusted to reflect the company’s share of operating results as well as dividends received from Magirus, foreign currency translation and additional contributions made by the company. Because of changing market conditions, Magirus has experienced several consecutive quarterly operating losses which indicated an other-than-temporary loss condition. Accordingly, at March 31, 2007, the company’s investment was written down to its estimated realizable value. The amount of the write-down of $5.9 million was charged to operations in 2007.
Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”).

Magirus has continued to experience consecutive quarterly operating losses in each quarter of 2008 and, in the third quarter, Magirus sold the IBM and HP portion of its distribution business. The company recorded, as other income, 20% of the gain totaling $15.1 million and 20% of annual operating losses totaling $6.2 million. Additionally, the company increased the value of the investment by recording an annual currency translation adjustment of $3.4 million which was slightly offset set by a $0.1 million dividend which was recorded as a return of capital. Subsequent to March 31, 2008, the company received a dividend from Magirus (as a result of Magirus selling its distribution business in fiscal 2008) of approximately $7.3 million and sold its share 20% ownership stake in, Magirus for approximately $2.3 million resulting in approximately $9.6 million of total proceeds received in fiscal 2009. As a result of these events, the company adjusted the fair market value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds resulting in a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and an impairment charge of $4.9 million.

As a result of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31 2008, and 2007, as defined by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any, if any, of the company’s securities registration statements or post-effective amendments until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.

On April 1, 2008, the company has invoked FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (“FIN 35”), for its investment in Magirus. The invocation of FIN 35 requires the company to account for its investment in Magirus via cost, rather than equity, accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method is being used by the company because management does not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion

No. 18, The Equity Method of Accounting for Investments in Common Stock, necessary to account for an investment in common stock under the equity method.

Other Non-Marketable Equity Securities
The other non-marketable equity securities consisted of capital stock in a privately held company where a market value was not readily available and the company did not exercise significant influence over its operating and financial policies. As such, the investment was stated at cost. During the year ended March 31, 2008, the investment was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the consolidated statement of operations.

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
Minimum future lease payments under capital leases as of March 31, 2008, for each of the next five years and in the aggregate are:

Amount

Year ending March 31
2009	$305
2010	228
2011	61
2012	49
2013	4

Total minimum lease payments	647
Less: amount representing interest	(87)

Present value of minimum lease payments	$560

Interest rates on capitalized leases vary from 7.3% to 14.4% and are imputed based on the lower of the company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Leases
The company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2014. Certain facilities and equipment leases contain renewal options for periods up to ten years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule by year of future minimum rental payments required under operating leases, excluding real estate taxes and insurance, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2008:

Amount

Year ending March 31
2009	$5,625
2010	4,251
2011	3,296
2012	2,178
2013	1,212
Thereafter	4,615

Total minimum lease payments	$21,177

Total minimum future rental payments have been reduced by $0.1 million of sublease rentals to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $7.9 million, $4.5 million, and $4.2 million for 2008, 2007, and 2006, respectively.

8.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2008, and 2007:

	2008	2007

IBM floor plan agreement	$14,552	$—
Capital lease obligations	560	119

	15,112	119
Less: current maturities of long-term obligations	(14,857)	(116)

	$255	$3

Revolving Credit Agreement

The company had a $200 million unsecured credit facility (“Facility”) that expires in 2010. At March 31, 2008, the company had $199 million available under the Facility given certain letter-of-credit commitments. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility was available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. The Facility contains various financial covenants. The company was in default of its covenants as a result of its failure to timely file this report with the SEC and of other technical requirements. There were no amounts outstanding under the Facility at March 31, 2008. Also See Note 19 to Consolidated Financial Statements.

IBM Floor Plan Agreement

On February 22, 2008, the company entered into the Fourth Amended and Restated Agreement for Inventory Financing (Unsecured) (“Inventory Financing Agreement”) with IBM Credit LLC, a wholly-owned subsidiary of International Business Machines Corporation (“IBM”). In addition to providing the Inventory Financing Agreement, IBM has engaged and may engage as a primary supplier to the company in the ordinary course of business. Under the Inventory Financing Agreement, the company may finance the purchase of products from authorized suppliers up to an aggregate outstanding amount of $145 million. The lender may, in its sole discretion, temporarily increase the amount of the credit line but in no event shall the amount of the credit line exceed $250 million. Financing charges will only accrue on amounts outstanding more than 75 days.

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
On June 15, 2005, the company redeemed all outstanding Trust Preferred Securities. Trust Preferred Securities with a carrying value of $105.4 million were redeemed for cash at a total cost of $109.0 million, which included accrued interest of $1.5 million and a 2.025% premium of $2.1 million. The company funded the redemption with existing cash. In addition, 398,324 Trust Preferred Securities with a carrying value of $19.9 million were converted into common shares of the company. Approximately $0.5 million of deferred financing fees were applied against capital in excess of stated value in connection with the conversion. The Trust Preferred Securities were converted at the conversion rate of 3.1746 common shares for each share of the Trust Preferred Securities converted, resulting in the issuance of 1,264,505 common shares of the company.
As a result of the redemption, the company wrote off deferred financing fees of $2.7 million in the first quarter of 2006. The financing fees, incurred at the time of issuing the Trust Preferred Securities, were being amortized over a 30-year period ending on March 31, 2028, which was the initial maturity date of the Trust Preferred Securities. The write-off of deferred financing fees, along with the premium payment discussed above, resulted in a loss on retirement of debt of $4.8 million.

10.

INCOME TAXES

The components of income (loss) before income taxes from continuing operations and income tax provision are as follows:

	2008	2007	2006

Income (loss) before income taxes
Domestic	$2,021	$(12,991)	$(25,589)
Foreign	(2,263)	(579)	(1,172)

Total	$(242)	$(13,570)	$(26,761)
Provision for income taxes
Current
Federal	$2,632	$(4,583)	$(5,669)
State and local	(514)	196	342
Foreign	(391)	274	438

Total	$1,727	$(4,113)	$(4,889)
Deferred
Federal	$(2,971)	$2,563	$(1,703)
State and local	250	292	(377)
Foreign	172	(677)	3

Total	(2,649)	2,178	(2,077)

Benefit for income taxes	$(922)	$(1,935)	$(6,966)

A reconciliation of the federal statutory rate to the company’s effective income tax rate for continuing operations is as follows:

	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
(benefit) Provision for state taxes	205.5	(2.3)	0.1
Impact of foreign operations	(12.7)	—	—
Change in valuation allowance	(113.5)	4.5	(1.7)
(settlement) Adjustment of income tax audits	339.8	5.2	(4.9)
Meals & entertainment	(488.1)	(3.9)	(2.1)
Equity investment — Magirus	702.0	(17.1)	(0.7)
Compensation	(203.2)	(5.0)	1.3
Other	(83.7)	(2.1)	(1.0)

Effective rate	381.1%	14.3%	26.0%

Deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Accrued liabilities	$3,935	$2,799
Allowance for doubtful accounts	852	301
Inventory valuation reserve	467	471
Restructuring reserve	121	285
Federal domestic net operating losses	107	—
Foreign net operating losses	502	348
Investment	365	—
State net operating losses	500	922
Deferred compensation	7,054	7,190
Other	1,232	731

	15,136	13,047
Less: valuation allowance	(999)	(1,274)

Total	$14,137	$11,773
Deferred tax liabilities:
Deferred revenue	$23	$36
Software amortization	1,347	1,774
Goodwill and other intangible assets	8,914	3,561
Property and equipment	169	(435)
Other	65	57

Total	10,518	4,993

Total deferred tax assets	$3,619	$6,780

At March 31, 2008, the company’s China subsidiary had $1.8 million of net operating loss carryforwards that expire, if unused, in years 2009 through 2016. At March 31, 2008, the company’s Hong Kong subsidiary had $1.2 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2008, the company also had $18.7 million of state net operating loss carryforwards that expire, if unused, in years 2009 through 2025.
At March 31, 2008, the total valuation allowance against deferred tax assets of $1.0 million was mainly comprised of a valuation allowance of $0.5 million for state net operating loss carryforwards that more likely than not will not be realized, and a valuation allowance of $0.5 million associated with deferred tax assets in China and Hong Kong that more likely than not will not be realized.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007, balance of retained earnings. As of March 31, 2008, and 2007, the company had a liability of uncertain tax positions, excluding interest, penalty, and federal benefit of $6.0 million and $8.1 million respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$8,055
Additions:
Relating to positions taken during current year	1,372
Due to business acquisitions	3,454
Reductions:
Relating to tax settlements	(4,635)
Relating to positions taken during prior year	(899)
Due to business acquisitions	(1,350)

Balance at March 31, 2008	$5,997

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of March 31, 2008, and 2007, the company had approximately $1.2 million and $1.0 million of interest and penalties accrued, respectively.
As of March 31, 2008, the company has a liability of $2.6 million related to uncertain tax positions and $1.0 million related to interest and penalties, the recognition of which would affect the company’s effective income tax rate.
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
The company is currently being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has potential tax examination years open back to and including 1998 which may be subject to tax authority examination.

11.

EMPLOYEE BENEFIT PLANS

The company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the company matching $1.00 for every $1.00 on the first 1% of the employee’s pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee’s pre-tax contributions. The company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and company matching contributions were $3.2 million, $3.0 million, and $2.9 million for 2008, 2007, and 2006, respectively.
The company also provides a non-qualified benefit equalization plan (“BEP”) covering certain employees, which provides for employee deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company’s 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $5.6 million at both March 31, 2008, and 2007. Contribution expense for the BEP was $0.1 million, $0.4 million, and $0.1 million in 2008, 2007, and 2006, respectively.
The company also provides a supplemental executive retirement plan (“SERP”) for certain officers of the company. The SERP is a non-qualified plan designed to provide retirement benefits and life insurance for the plan participants. The projected benefit obligation recognized by the company related to the SERP was $14.0 million at both March 31, 2008 and 2007. At March 31, 2008, the benefit obligation recognized by the company represents the projected benefit obligation, in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (“Statement 158”) adoption standards. The accumulated benefit obligation related to the SERP was $12.5 million and $12.3 million at March 31, 2008, and 2007, respectively. The annual expense for the SERP was $1.3 million, $1.1 million, and $2.0 million in 2008, 2007, and 2006, respectively.
In conjunction with the BEP and SERP, the company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust to satisfy future obligations of the plans. The value of the policies and marketable securities was

$22.4 million and $22.5 million at March 31, 2008, and 2007, respectively. The life insurance policies are valued at their cash surrender value and the marketable securities held in a Rabbi Trust are valued at fair market value.

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

13.

BUSINESS SEGMENTS

Description of Business Segments

With the divestiture of the company’s KeyLink Systems Distribution Business in 2007, the continuing operations of the company represented one business segment that provided IT solutions to corporate and public-sector customers. In 2008, the company evaluated its business groups and developed a structure to support the company’s strategic direction as it has transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the company now has three reportable segments: Hospitality Solutions Group, Retail Solutions Group, and Technology Solutions Group. The reportable segments are each managed separately and are supported by various practices for storage and network solutions, professional services, and software services, as well as company-wide functional departments. The segment information for prior periods that is provided below has been restated as a result of the change in the composition of the company’s reportable segments.
The Hospitality Solutions Group (HSG) is a leading technology provider to the hospitality industry, offering application software and services that streamline management of operations, property and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports and entertainment markets.
The Retail Solutions Group (RSG) is a leader in designing solutions that help make retailers more productive and provide their customers with an enhanced shopping experience. RSG solutions help improve operational efficiency, technology utilization, customer satisfaction and in-store profitability, including customized pricing, inventory and customer relationship management systems. The group also provides implementation plans and supplies the complete package of hardware needed to operate the systems, including servers, receipt printers, point-of-sale terminals and wireless devices for in-store use by the retailer’s store associates.
The Technology Solutions Group (TSG) is an aggregation of the company’s IBM, HP, Sun and EMC operating business due to the similarity of their economic and operating characteristics. TSG is a leading provider of HP, Sun, IBM and EMC enterprise IT solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management and business continuity.

Measurement of Segment Operating Results and Segment Assets

The company evaluates performance and allocates resources to its reportable segments based on operating income and “adjusted EBITDA,” which is defined as operating income plus depreciation and amortization expense. Certain costs and expenses arising from the company’s functional departments are not allocated to the reportable segments for performance evaluation purposes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in the footnotes to the consolidated financial statements.

As a result of the March 2007 divestiture of the company’s KeyLink Systems Distribution Business and acquisitions and due to debt covenant definitions, the company believes that adjusted EBITDA is a meaningful measure and reflects the company’s performance. Adjusted EBITDA differs from U.S. GAAP and should not be considered an alternative measure required by U.S. GAAP. Management has reconciled adjusted EBITDA to operating income (loss) in the following chart.
Intersegment sales are recorded at pre-determined amounts to allow for intercompany profit to be included in the operating results of the individual reportable segments. Such intercompany profit is eliminated for consolidated financial reporting purposes.
The company’s chief operating decision maker does not evaluate a measurement of segment assets when evaluating the performance of the company’s reportable segments. As such, financial information relating to segment assets is not provided in the financial information below.
The following table presents segment profit and related information for each of the company’s reportable segments:

	2008	2007	2006

Hospitality
Total revenue	$85,103	$37,875	$42,787
Elimination of intersegment revenue	(280)	—	—

Revenue from external customers	$84,823	$37,875	$42,787

Gross margin	$47,193	$23,082	$21,753

	55.6%	60.9%	50.8%
Depreciation and Amortization	$4,865	$1,160	$1,714
Operating income	4,125	5,535	6,546

Adjusted EBITDA	$8,990	$6,695	$8,260

	10.6%	17.7%	19.3%
Retail
Total revenue	$130,223	$93,064	$104,067
Elimination of intersegment revenue	(493)	(288)	(255)

Revenue from external customers	$129,730	$92,776	$103,812

Gross margin	$24,599	$19,491	$19,280

	19.0%	21.0%	18.6%
Depreciation and Amortization	$376	$503	$1,039
Operating income	5,692	2,559	5,641

Adjusted EBITDA	$6,068	$3,062	$6,680

	4.7%	3.3%	6.4%
Technology
Total revenue	$565,447	$351,440	$326,996
Elimination of intersegment revenue	(9,040)	(7,934)	(6,110)

Revenue from external customers	$556,407	$343,506	$320,886

Gross margin	$104,506	$72,299	$64,435

	18.8%	21.0%	20.1%
Depreciation and Amortization	$14,599	$2,134	$1,840
Operating income	$13,123	15,533	15,552

Adjusted EBITDA	$27,722	$17,667	$17,392

	5.0%	5.1%	5.4%
Corporate/Other
Revenue from external customers	$—	$413	$1,499

Gross margin	$3,856	$5,835	$1,501

Depreciation and Amortization	$3,855	$4,880	$4,830
Operating loss	(41,969)	(33,574)	(49,165)

Adjusted EBITDA	$(38,114)	$(28,694)	$(44,335)

Consolidated
Total revenue	$780,773	$482,792	$475,349
Elimination of intersegment revenue	(9,813)	(8,222)	(6,365)

Revenue from external customers	$770,960	$474,570	$468,984

Gross margin	$180,154	$120,707	$106,969

	23.4%	25.4%	22.8%
Depreciation and Amortization	$23,695	$8,677	$9,423
Operating loss	(19,029)	(9,947)	(21,426)

Adjusted EBITDA	$4,666	$(1,270)	$(12,003)

	0.6%	(0.3)%	(2.6)%

Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States of America. Further, revenues attributable to customers outside the United States of America accounted for 6% of total revenues for 2008 and less than 13% of total revenues for 2007 and 2006. Total revenues for the company’s three specific product areas are as follows:

	For the year ended March 31,
	2008	2007	2006

Hardware	$572,044	$348,463	$351,886
Software	72,701	33,260	30,016
Services	126,215	92,847	87,082

Total	$770,960	$474,570	$468,984

14.

SHAREHOLDERS’ EQUITY

Capital Stock

Holders of the company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2008, and 2007, there were no shares of preferred stock outstanding.

Dividend Payments

Common share dividends were paid quarterly at the rate of $0.03 per share in 2008 and 2007 to shareholders of record.

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
If the company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right’s then-exercise price, a number of the acquiring company’s common shares (or other securities) having a market value at the time of twice the Right’s then-current exercise price. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the company’s Common Shares, the Rights are redeemable for $0.001 per Right at the option of the company’s Board of Directors. The Shareholder Rights Plan and the Rights will expire May 10, 2009.

15.

EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

	For the year ended March 31
	2008	2007	2006

Numerator:
Income (loss) from continuing operations — basic and diluted	$681	$(11,635)	$(20,744)
Denominator:
Weighted average shares outstanding — basic	28,252	30,684	29,935
Effect of dilutive securities:
Stock options and unvested restricted stock	514	—	—

Weighted average shares outstanding — diluted	28,766	30,684	29,935
Income (loss) per share from continuing operations
Basic and diluted	$0.03	$(0.38)	$(0.69)

Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
For the years ended March 31, 2008, 2007, and 2006, options on 1.0 million, 3.4 million, and 3.3 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
For the year ended March 31, 2006, 1,647 million shares issuable upon conversion of the Trust Preferred Securities (i.e., convertible debt) were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

16.

STOCK-BASED COMPENSATION

The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the plan is 1.6 million. For stock option awards, the exercise price must be set at the closing market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of March 31, 2008, there were no stock appreciation rights or restricted share units awarded from the plan.

Stock Options

The following table summarizes stock option activity during 2008, 2007, and 2006 for stock options awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at April 1	3,394,748	$13.61	3,289,999	$12.84	3,522,133	$12.59
Granted	280,000	22.21	997,500	15.72	575,000	13.57
Exercised	(108,038)	13.38	(804,250)	12.93	(469,369)	11.59
Cancelled/expired	(11,800)	14.57	(76,669)	15.22	(267,265)	13.05
Forfeited	(28,000)	21.07	(11,832)	15.85	(70,500)	13.17

Outstanding at March 31	3,526,910	$14.24	3,394,748	$13.63	3,289,999	$12.84

Options exercisable at March 31	2,897,564	$13.58	2,494,267	$13.04	2,844,684	$12.92

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value:

	For the year ended March 31
	2008	2007	2006

Dividend yield	0.7%	0.7%	0.9%
Risk-free interest rate	4.9%	4.7%	4.0%
Expected life	6.0 years	5.0 years	5.6 years
Expected volatility	43.8%	44.3%	45.4%

The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the year ended March 31, 2008, was $10.27.
Compensation expense charged to operations during the year ended March 31, 2008, and 2007 relating to stock options was $3.5 and $3.6 million, respectively. The total income tax benefit recognized in operations during the year ended March 31, 2008, was $0.2 million. As of March 31, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 13 months. During the year ended March 31, 2008, the total intrinsic value of stock options exercised was $0.6 million. Cash received for stock options exercised during the year ended March 31, 2008, was $1.4 million.

The following table summarizes the status of stock options outstanding at March 31, 2008.

	Options outstanding			Options exercisable
			Weighted		Weighted
		Weighted	average		average
		average	remaining		exercise
Exercise price range	Number	exercise price	contractual life	Number	price

$6.63 — $8.29	138,400	$7.63	4.84	138,400	$7.63
$8.29 — $9.95	230,876	8.72	2.76	219,476	8.71
$9.95 — $11.61	30,000	11.17	3.32	30,000	11.17
$11.61 — $13.26	364,800	12.82	2.41	356,700	12.83
$13.26 — $14.92	1,602,500	13.88	5.17	1,602,500	13.88
$14.92 — $16.58	903,334	15.70	8.23	464,831	15.75
$16.58 — $22.21	257,000	22.21	9.14	85,657	22.21

	3,526,910			2,897,564

Non-vested Shares

Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $0.8 million $0.6 million, and $0.6 million for the year ended March 31, 2008, 2007 and 2006, respectively. As of March 31, 2008, there was $0.9 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 18 months.
The following table summarizes non-vested share activity during the years ended March 31, 2008, 2007, and 2006 for restricted shares awarded by the company under the stock incentive plan and prior plans.

	2008	2007	2006

Outstanding at April 1	18,750	25,000	336,999
Granted	76,000	32,000	25,000
Vested	(13,850)	(38,250)	(284,099)
Forfeited	—	—	(52,900)

Outstanding at March 31	80,900	18,750	25,000

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.

Performance Shares

Compensation expense charged to operations for performance share awards was $1.0 million for the year ended March 31, 2008. As of March 31, 2008, there was $2.3 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 24 months.

There were no performance shares issued in 2007 and 2006. The following table summarizes performance share activity during year ended March 31, 2008:

Outstanding at April 1, 2007	—
Granted	152,000
Vested	(50,666)
Forfeited	—

Outstanding at March 31, 2008	101,334

The company granted shares to certain executives of the company, the vesting of which is contingent upon meeting various company-wide performance goals. The performance shares contingently vest over three years. The fair value of the performance share grant is determined based on the closing market price of the company’s shares on the grant date and assumes that performance goals will be met. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed.

17.

CAPITAL STOCK

In August 2007, in fulfillment of the company’s previously disclosed intention to return capital to shareholders, the company announced a modified “Dutch Auction” tender offer for up to 6,000,000 of the company’s common shares. In September 2007, the company accepted for purchase 4,653,287 of the company’s common shares at a purchase price of $18.50 per share (considered a current market trading price), for a total cost of approximately $86.1 million, excluding related transaction costs. The tender offer was funded through cash on hand. The company uses the par value method to account for treasury stock. Accordingly, the treasury stock account is charged only for the aggregate stated value of the shares reacquired, or $0.30 per share. The capital in excess of stated value is charged for the difference between cost and stated value.
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. The Board of Directors only authorized a cash outlay of $150 million, which complied with the credit facility approval limit. By February 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore the purchase of common shares for treasury was completed.

18.

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

	Year ended March 31, 2008
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$128,363	$196,231	$250,050	$196,316	$770,960
Gross margin	32,316	42,813	57,655	47,370	180,154
Income (loss) from continuing operations	2,657	1,424	1,074	(4,474)	681
(Loss) income from discontinued operations	(65)	2,016	881	146	2,978

Net income (loss)	$2,592	$3,440	$1,955	$(4,328)	$3,659

Per share data:
Basic
Income (loss) from continuing operations	$0.08	$0.05	$0.04	$(0.18)	$0.03
Income from discontinued operations	—	0.06	0.04	—	0.10

Net income (loss)	$0.08	$0.11	$0.08	$(0.18)	$0.13

Per share data:
Diluted
Income (loss) from continuing operations	$0.08	$0.05	$0.04	$(0.18)	$0.03
Income from discontinued operations	—	0.06	0.03	—	0.10

Net income (loss)	$0.08	$0.11	$0.07	$(0.18)	$0.13

	Year ended March 31, 2007
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$107,065	$97,934	$151,478	$118,093	$474,570
Gross margin	28,749	24,517	35,510	31,931	120,707
(Loss) income from continuing operations	(2,784)	(4,807)	2,537	(6,581)	(11,635)
Income from discontinued operations	9,535	10,299	17,426	207,230	244,490

Net income	$6,751	$5,492	$19,963	$200,649	$232,855

Per share data:
Basic
(Loss) income from continuing operations	$(0.09)	$(0.16)	$0.08	$(0.21)	$(0.38)
Income from discontinued operations	0.31	0.34	0.57	6.67	7.97

Net income	$0.22	$0.18	$0.65	$6.46	$7.59

Per share data:
Diluted
(Loss) income from continuing operations	$(0.09)	$(0.16)	$0.08	$(0.21)	$(0.38)
Income from discontinued operations	0.31	0.34	0.56	6.67	7.97

Net income	$0.22	$0.18	$0.64	$6.46	$7.59

The 2008 fourth quarter continuing operations results include a $4.9 million impairment charge of the company’s equity method investment, and the 2008 third quarter includes amortization of Innovativ’s Intangibles of $3.1 million.
The 2007 fourth quarter continuing operations results include the following: $4.9 million restructuring credit for the reversal of a restructuring liability that was established in 2003 for a previously exited facility and $5.9 million impairment charge for the write-down of the company’s equity method investment. The 2007 fourth quarter discontinued operations results include a $318.5 million pre-tax gain on sale of the assets and operations of the KeyLink Systems Distribution Business.

19.

SUBSEQUENT EVENTS (UNAUDITED)

Acquisition of Triangle Hospitality Solutions Limited

On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for InfoGenesis products and services for $2.7 million. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with the company’s InfoGenesis products.

China and Hong Kong Operations

On July 1, 2008, the company began exploring divestiture opportunities for its Hong Kong and China operations. Agilysys acquired the Hong Kong and China businesses of TSG in December 2005. The assets and liabilities of these operations will be recorded as “held for sale” on the company’s balance sheet in the company’s September 30, 2008 Form 10-Q. In addition, the operations of Hong Kong and China will be reported as discontinued operations effective July 1, 2008, in accordance with Statement 144.

Liquidity and Capital Resources

The Reserve Fund’s Primary Fund
As of December 4, 2008, approximately $7.7 million of the company’s cash was invested with The Reserve Fund’s Primary Fund, a Triple A rated money market account. Effective September 19, 2008, the Reserve Fund suspended rights of redemption from the Primary Fund. As has been widely reported, the Reserve Fund is working with the Securities and Exchange Commission to liquidate the Primary Fund however, the timing of the liquidation is uncertain at this time. Although the company believes it is unlikely, the Primary Fund may impose a partial loss of principal upon the investors, as a liquidation process completes.

Credit Facility
Although the company has no amounts outstanding under its credit facility, as of October 17, 2008, the company’s ability to borrow under its credit facility was suspended. The suspension of the facility was due to the company’s previously announced failure to timely file its 10-K annual report with the SEC due to audit issues relating to Magirus and potential default due to other technical deficiencies. The company is exploring alternative financing arrangements.

Goodwill Impairment

Based on a combination of factors, including the deterioration in the current economic environment in the fall of 2008, recent operating results, and a significant decline in Agilysys’ market capitalization, applicable accounting guidance requires the company to perform an interim goodwill and other intangible asset impairment analyses. Accordingly, with the company’s current business outlook and current market capitalization below its book value, it is compelled to potentially recognize impairments of its goodwill and/or trademarks recorded on its balance sheet at June 30 and September 30, 2008. As a result, the Company expects to record a non-cash write-off of up to $290 million.

Changes to Management, Board and Headquarters

On October 20, 2008, the company’s former Chairman, President and CEO, Arthur Rhein, announced his retirement, effective immediately. The Board appointed Keith M. Kolerus, a current Agilysys director, as its non-executive Chairman. Martin F. Ellis, the company’s Executive Vice President, Treasurer and Chief Financial Officer, was appointed by the Board to serve as President and Chief Executive Officer of the company and elected to the Board. The Board further appointed Kenneth J. Kossin, Jr., the former Vice President and Controller, to Senior Vice President and Chief Financial Officer. Curtis C. Stout, was appointed to serve as Treasurer. On October 21, 2008, the company terminated the employment of Messrs. Robert J. Bailey and Peter J. Coleman, both Executive Vice Presidents of the company.
Also in October, the company relocated its headquarters from Boca Raton, Florida, to Cleveland, Ohio, where the company has a facility with a large number of employees. The company was previously headquartered in Cleveland, Ohio.

agilysys, inc.

Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2008, 2007 and 2006
(In thousands)

	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Classification	period	expenses	accounts		Deductions	period

2008
Allowance for doubtful accounts	$1,186	$682	$1,411	(a)	$(848)	$2,431
Inventory valuation reserve	$1,045	$670	$—		$(381)	$1,334
Restructuring reserves	$635	$(8)	$—		$(583)	$44
2007
Allowance for doubtful accounts	$3,311	$(1,547)	$—		$(578)	$1,186
Inventory valuation reserve	$1,617	$(103)	$—		$(469)	$1,045
Restructuring reserves	$6,376	$(4,665)	$—		$(1,076)	$635
2006
Allowance for doubtful accounts	$2,588	$881	$305	(a)	$(463)	$3,311
Inventory valuation reserve	$1,637	$154	$—		$(174)	$1,617
Restructuring reserves	$5,458	$4,081	$—		$(3,163)	$6,376

(a)	The $1,411 and the $305 represent allowance for doubtful accounts acquired in business combinations.

agilysys, inc.

Exhibit Index

Exhibit No.		Description

2		Agreement and Plan of Merger by and Among Agilysys, Inc., Agilysys NJ, Inc. and Innovative Systems Design, Inc., which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed June 1, 2007 (File No. 000-05734).
3	(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (File No. 000-05734).
3	(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-05734).
4	(a)	Rights Agreement, dated as of April 27, 1999, by and between the company and National City Bank, which is incorporated herein by reference to Exhibit 1 to the company’s Registration Statement on Form 8-A (File No. 000-05734).
4	(b)	Indenture, dated as of August 1, 1996, by and between the company and Star Bank, N.A., as Trustee, which is incorporated herein by reference to Exhibit 4(g) to the company’s Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 000-05734).
4	(c)	Share Subscription Agreement and Trust, effective July 2, 1996, by and between the company and Wachovia Bank of North Carolina, N.A., which is incorporated herein by reference to Exhibit 10.1 to the company’s Registration Statement on Form S-3 (Reg. No. 333-07665).
4	(d)	Certificate of Trust of Pioneer-Standard Financial Trust, dated March 23, 1998, which is incorporated herein by reference to Exhibit 4(l) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(e)	Amended and Restated Trust Agreement among Pioneer-Standard Electronics, Inc., as Depositor, Wilmington Trust company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of March 23, 1998, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(f)	Junior Subordinated Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(n) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(g)	First Supplemental Indenture, dated March 23, 1998, between the company and Wilmington Trust, as trustee, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(h)	Form of 6 3/4% Convertible Preferred Securities, which is incorporated herein by reference to Exhibit 4(m) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
4	(i)	Form of Series A 6 3/4% Junior Convertible Subordinated Debentures, which is incorporated herein by reference to Exhibit 4(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

Exhibit No.		Description

4	(j)	Guarantee Agreement, dated March 23, 1998, between the company and Wilmington Trust, as guarantee trustee, which is incorporated herein by reference to Exhibit 4(r) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
*10	(a)	Credit Agreement among Agilysys, Inc., the Borrower party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of October 18, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 21, 2005 (File No. 000-05734).
*10	(b)	The company’s Executive Officer Annual Incentive Plan, which is incorporated herein by reference to Exhibit B to the company’s definitive Schedule 14A filed July 8, 2005 (File No. 000-05734).
*10	(c)	The company’s Amended and Restated 1991 Stock Option Plan, which is incorporated herein by reference to Exhibit 4.1 to the company’s Form S-8 Registration Statement (Reg. No. 033-53329).
*10	(d)	The company’s Amended 1995 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 99.1 to the company’s Form S-8 Registration Statement (Reg. No. 333-07143).
*10	(e)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(f)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(g)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(h)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(i)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(j)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
*10	(k)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(l)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(m)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).

Exhibit No.		Description

*10	(n)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(o)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(p)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(q)	Amended and Restated Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and James L. Bayman which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(r)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(s)	Amended and Restated Employment Agreement between Agilysys, Inc. and Arthur Rhein, effective December 23, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10	(t)	Letter dated December 23, 2005 from Charles F. Christ to Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
10	(u)	Three Year Credit Agreement among Pioneer-Standard Electronics, Inc., as Borrower, various financial institutions, as Lenders, Key Corporate Capital, Inc., as Lead Arranger, Book Runner and Administrative Agent, U.S. Bank National Association, as Syndication Agent, and Harris Trust and Savings Bank, as Documentation Agent dated as of April 16, 2003, which is incorporated by reference to Exhibit 10(bb) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(v)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003, which is incorporated by reference to Exhibit 10(cc) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(w)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002, which is incorporated by reference to Exhibit 10(dd) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(x)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated by reference to Exhibit 10(ee) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(y)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated by reference to Exhibit 10(ff) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).

Exhibit No.		Description

*10	(z)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(aa)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(bb)	Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10	(cc)	Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10	(dd)	Agilysys, Inc. 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed August 3, 2006 (File No. 000-05734)
10	(ee)	Asset Purchase Agreement between Agilysys, Inc. and its wholly-owned subsidiary, Agilysys Canada Inc., and Arrow Electronics, Inc. and its wholly-owned subsidiaries, Arrow Electronics Canada Ltd. and Support Net, Inc., which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed January 5, 2007 (File No. 000-05734)
10	(ff)	Second Amendment Agreement to the Credit Agreement among Agilysys, Inc., the Borrowers party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed March 21, 2007 (File No. 000-05734)
10	(gg)	Third Amendment Agreement among Agilysys, Inc., the Borrowers party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of September 11, 2007, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed September 13, 2007 (File No. 000-05734).
*10	(hh)	Amendment and Extension Agreement between Agilysys, Inc. and Arthur Rhein, effective January 28, 2008, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-05734).
10	(ii)	Fourth Amendment Agreement among Agilysys, Inc., the Borrower party thereto, the Lenders party thereto, and LaSalle Bank National Association, as Administrative Agent, dated as of February 21, 2008.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99	(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).
99	(b)	Forms of Amended and Restated Indemnification Agreement entered into by and between the company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.