Form 10-Q
period 2008-06-30
AGILYSYS INC
filed 2008-12-29
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

28925 Fountain Parkway, Solon, Ohio	44139

(Address of principal executive offices)	(ZIP Code)
(440) 519-8700

(Registrant’s telephone number, including area code)
2255 Glades Road, Suite 301E, Boca Raton, Florida, 33431

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of Common Shares of the registrant outstanding as of December 26, 2008 was 22,672,040.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
(In thousands, except share and per share data)	2008	2007
Net sales:
Products	$150,347	$103,402
Services	34,153	24,961

Total net sales	184,500	128,363
Cost of goods sold:
Products	124,842	89,791
Services	11,073	6,256

Total cost of goods sold	135,915	96,047

Gross margin	48,585	32,316
Selling, general and administrative expenses	57,339	37,623
Impairment of goodwill	33,623	—
Restructuring charges	23,063	26

Operating loss	(65,440)	(5,333)
Other (income) expenses:
Other (income)	(264)	(1,180)
Interest income	(247)	(6,997)
Interest expense	254	230

(Loss) income before income taxes	(65,183)	2,614
Income tax benefit	(5,163)	(43)

(Loss) income from continuing operations	(60,020)	2,657
Loss from discontinued operations, net of tax benefit of $(8) and $(39) for the three months ended June 30, 2008 and 2007, respectively	(16)	(65)

Net (loss) income	$(60,036)	$2,592

Earnings per share — basic and diluted:
(Loss) income from continuing operations	$(2.66)	$0.08
Income from discontinued operations	—	—

Net (loss) income	$(2.66)	$0.08

Weighted average shares outstanding:
Basic	22,536,508	31,390,260
Diluted	22,536,508	32,304,529

Cash dividends per share	$0.03	$0.03
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2008 are unaudited)

	June 30	March 31
(In thousands)	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$29,509	$70,596
Accounts receivable, net	155,842	170,357
Inventories, net	24,151	25,646
Deferred income taxes	6,549	3,788
Prepaid expenses and other current assets	3,292	3,056
Income taxes receivable	9,925	4,960
Assets of discontinued operations — current	—	369

Total current assets	229,268	278,772
Goodwill	250,646	298,420
Intangible assets, net	46,697	55,625
Investments in affiliated companies — held for sale	9,583	9,549
Other non-current assets	29,891	25,779
Property and equipment, net	26,758	27,726

Total assets	$592,843	$695,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,000	$98,928
Floor plan financing	41,753	14,552
Deferred revenue	13,215	16,232
Accrued and other current liabilities	24,560	58,590
Liabilities of discontinued operations — current	1,517	610

Total current liabilities	148,045	188,912
Other non-current liabilities	24,206	27,262
Liabilities of discontinued operations — non-current	—	232
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 31,568,818 shares outstanding	9,366	9,366
Treasury stock (8,896,778 in June 2008 and 8,978,378 in March 2008)	(2,669)	(2,694)
Capital in excess of stated value	(9,749)	(11,469)
Retained earnings	426,085	486,799
Accumulated other comprehensive loss	(2,441)	(2,537)

Total shareholders’ equity	420,592	479,465

Total liabilities and shareholders’ equity	$592,843	$695,871

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30
(In thousands)	2008	2007
Operating activities:
Net (loss) income	$(60,036)	$2,592
Add: Loss from discontinued operations	16	65

(Loss) income from continuing operations	(60,020)	2,657
Adjustments to reconcile (loss) income from continuing operations to net cash used for operating activities (net of effects from business acquisitions):
Impairment of goodwill and intangible assets	54,203	—
Gain on redemption of investment in affiliated company	—	(1,330)
(Gain) loss on equity investment	(34)	1,056
Depreciation	992	385
Amortization	6,002	1,534
Deferred income taxes	(5,986)	(628)
Stock based compensation	1,745	1,846
Excess tax benefit from exercise of stock options	—	(97)
Changes in working capital:
Accounts receivable	14,800	23,561
Inventories	1,540	(1,108)
Accounts payable	(32,559)	(14,102)
Accrued liabilities	(37,012)	(13,767)
Income taxes payable	(4,883)	(129,270)
Other changes, net	(236)	28
Other non-cash adjustments	(4,349)	(1,403)

Total adjustments	(5,777)	(133,295)

Net cash used for operating activities	(65,797)	(130,638)

Investing activities:
Change in cash surrender value of company owned life insurance policies	(36)	(35)
Proceeds from redemption of investment in affiliated company	—	4,770
Acquisition of businesses, net of cash acquired	(2,381)	(112,074)
Purchase of property and equipment	(764)	(1,679)

Net cash used for investing activities	(3,181)	(109,018)

Financing activities:
Floor plan financing agreement, net	27,201	—
Dividends paid	(678)	(941)
Issuance of common shares	—	690
Principal payment under long term obligations	260	(51)
Excess tax benefit from exercise of stock options	—	97

Net cash provided by (used for) financing activities	26,783	(205)

Effect of exchange rate changes on cash	80	1,019

Cash flows used for continuing operations	(42,115)	(238,842)
Cash flows of discontinued operations Operating cash flows	1,028	98

Net decrease in cash	(41,087)	(238,744)
Cash at beginning of period	70,596	604,667

Cash at end of period	$29,509	$365,923

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Financial Statement Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “company”). Investments in affiliated companies are accounted for by the cost method because the company does not have significant influence over the entity, as appropriate, under U.S. generally accepted accounting principles (“GAAP”). All inter-company accounts have been eliminated. The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2009 refers to the fiscal year ending March 31, 2009.
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
The condensed consolidated balance sheet as of June 30, 2008, as well as the condensed consolidated statements of operations for the three month periods ended June 30, 2008, and 2007 and the condensed consolidated statements of cash flows for the three month periods ended June 30, 2008, and 2007 have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those used in preparation of the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company’s Technology Solutions Group experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three months ended June 30, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2008, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein other than the company’s accounting for income tax uncertainties, as discussed below.

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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115 (“Statement 159”). Statement 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. Statement 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. Statement 159 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. During the first quarter of fiscal year 2009, the company has not elected to measure any financial instruments at fair value under SFAS No. 159.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The adoption of Statement 157 during the first quarter of fiscal year 2009 did not result in any adjustments to the financial assets and liabilities reported or disclosed in the financial statements.

Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. As of June 30, 2008, the company had a liability for uncertain tax positions, excluding interest, penalty, and federal benefit of $5.5 million. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at April 1, 2008	$5,997

Additions:
Relating to positions taken during current year	216

Reductions:
Relating to tax settlements	(228)
Due to business acquisitions	(455)

Balance at June 30, 2008	$5,530

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of June 30, 2008, the company had approximately $1.2 million of interest and penalties accrued.
The company anticipates the completion of a state income tax audit in the next 12 months which could reduce the accrual for unrecognized tax benefits by $53,000. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently being audited by multiple state and federal taxing jurisdictions. In material jurisdictions, the company has potential tax examination years open back to and including 1998 which may be subject to tax authority examination.
3. Recent Acquisitions
In accordance with FASB Statement No. 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
2009 Acquisition
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million. Accordingly, the results of operations for Triangle have been included in the accompanying condensed consolidated financial statements from that date forward. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $2.7 million was assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Triangle acquisition will not be deductible for income tax purposes.
2008 Acquisitions
Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $24.6 million was assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Eatec acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $1.3 million relating to the Eatec acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”), which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying condensed consolidated financial statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. During the fourth quarter of 2008, the company recognized $35.0 million of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35 million. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
During the fourth quarter of 2008, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships which will be amortized over useful lives ranging from two to five years.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million was assigned to goodwill. Goodwill resulting from the Innovative acquisition will be deductible for income tax purposes.

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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $10.8 million to trade names, which have an indefinite life. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $3.9 million relating to the Infogenesis acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1, 2007:

	Actual	Proforma
	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Net Sales	$184,500	$209,296
(Loss) income from continuing operations	$(60,020)	$4,142
Net (loss) income	$(60,036)	$4,088
Earnings per share — basic and diluted
(Loss) income from continuing operations	$(2.66)	$0.13
Net (loss) income	$(2.66)	$0.13
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
Management made an adjustment of $0.8 million to the fair value of acquired capital equipment and assigned $11.7 million of the acquisition cost to identifiable intangible assets as follows: $1.5 million to non-compete agreements, which will be amortized over five years using the straight-line amortization method; $1.3 million to customer relationships, which will be amortized over five years using an accelerated amortization method; and $8.9 million to supplier relationships, which will be amortized over ten years using an accelerated amortization method.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $7.8 million relating to the Stack acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million has been assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $0.5 million relating to the Visual One acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to note 11 for further discussion of the company’s goodwill and intangible assets.
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
Loss from discontinued operations for the quarter ended June 30, 2008, consists primarily of the resolution and settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.
Components of Results of Discontinued Operations
For the years ended June 30, 2008, and 2007, income from discontinued operations was comprised of the following:

	Three Months Ended
	June 30
	2008	2007
Discontinued operations:
Resolution of contingencies	$(13)	$(36)
Loss from operations of IED	(11)	(68)

	(24)	(104)
Provisions for income taxes	(8)	(39)

Loss from discontinued operations	$(16)	$(65)

5. Comprehensive Income
Comprehensive income (loss) is the total of net income (loss) plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Changes in the components of accumulated other comprehensive loss for 2009 are as follows:

	Foreign
	currency	Unrealized	Minimum	Accumulated other
	translation	gain on	pension	comprehensive	Comprehensive
	adjustment	securities	liability	income	Income/(Loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during first quarter 2009	97	(1)	—	96	$96

Balance at June 30, 2008	$(146)	$(75)	$(2,220)	$(2,441)

Net Loss for first quarter 2009					(60,036)

Total Comprehensive Loss					$(59,940)

	Foreign			Accumulated
	currency	Unrealized	Minimum	other
	translation	gain on	pension	comprehensive	Comprehensive
	adjustment	securities	liability	income	Income/(Loss)
Balance at April 1, 2007	$1,260	$95	$(3,019)	$(1,664)
Change during first quarter 2008	1,111	(84)	—	1,027	$1,027

Balance at June 30, 2007	$2,371	$11	$(3,019)	$(637)

Net Income for first quarter 2008					2,592

Total Comprehensive Income					$3,619

6. Restructuring Charges
2009 Restructuring Activity
During the first quarter of 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups. The company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization, however it will increase the use of external business partners.
The cost reduction resulted in a $2.5 million charge for one-time termination benefits relating to a workforce reduction. The workforce reduction was comprised mainly of sales personnel. Payment of the one-time termination benefits will be substantially complete in 2009. This restructuring also resulted in a $20.6 million impairment to goodwill and intangible assets, related to the company’s 2005 acquisition of the CTS Corporations. The entire $23.1 million restructuring charge relates to the TSG segment.
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
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employee		Long-lived
	costs	Facilities	Intangibles	Total
Balance at April 1, 2008	$1	$43	$—	$44
Additions	2,492	—	20,571	23,063
Accretion of lease obligations	—	1	—	1
Payments	(95)	(17)	—	(112)
Write-off of intangibles	—	—	(20,571)	(20,571)

Balance at June 30, 2008	$2,398	$27	$—	$2,425

Of the remaining $27,000 facilities liability at June 30, 2008, approximately $17,000 is expected to be paid during 2009 for ongoing facility obligations. Facility obligations are expected to continue through 2010.
Components of Restructuring Charge
Included in the consolidated statement of operations is a $23.1 restructuring charge for 2009, which is comprised of a $20.6 million expense for the impairment of goodwill and intangible assets and a $2.5 million expense for the one-time termination benefits resulting from workforce reductions.

7. Stock Based Compensation
The company has a stock incentive plan. Under the plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the closing market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of June 30, 2008, there were no stock appreciation rights or restricted share units awarded from the plan.
Stock Options
The following table summarizes stock option activity for the three months ended June 30, 2008 for stock options awarded by the company under the stock incentive plan and prior plans.

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at April 1, 2008	3,526,910	$14.24
Granted	246,000	9.82
Exercised	—	—
Cancelled/expired	(92,800)	12.25
Forfeited	(12,501)	20.09

Outstanding at June 30, 2008	3,667,609	$13.97

Options exercisable at June 30, 2008	2,812,864	$13.62

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grant during the three months ended June 30, 2008:

Dividend yield	0.72%
Risk-free interest rate	4.19%
Expected life	6.0 years
Expected volatility	43.39%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market value of options granted during the three months ended June 30, 2008 was $4.39.

Compensation expense charged to operations during the three months ended June 30, 2008, and 2007 relating to stock options was $0.5 and $0.8 million, respectively. There was no income tax benefit recognized in operations during the three months ended June 30, 2008. As of June 30, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $2.1 million, which is expected to be recognized over a weighted-average period of 14 months. During the three months ended June 30, 2008, no stock options were exercised.
The following table summarizes the status of stock options outstanding at June 30, 2008.

	Options outstanding			Options exercisable
			Weighted
			average remaining		Weighted
		Weighted average	contractual life		average
Exercise price range	Number	exercise price	in years	Number	exercise price
$6.63 - $8.29	138,400	$7.63	4.59	138,400	$7.63
$8.29 - $9.95	476,876	9.29	6.32	219,476	8.71
$9.95 - $11.61	30,000	11.17	3.07	30,000	11.17
$11.61 - $13.26	272,000	13.01	2.95	272,000	13.01
$13.26 - $14.92	1,602,500	13.88	4.92	1,602,500	13.88
$14.92 - $16.58	899,167	15.70	7.91	464,831	15.75
$16.58 - $22.21	248,666	22.21	8.75	85,657	22.21

	3,667,609			2,812,864

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $1.0 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $0.8 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 21 months.
The following table summarizes non-vested share activity during the three months ended June 30, 2008, for restricted shares awarded by the company under the stock incentive plan and prior plans.

Outstanding at April 1, 2008	80,900
Granted	81,600
Vested	(94,100)
Forfeited	—

Outstanding at June 30, 2008	68,400

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
In October 2008, 36,000 restricted share awards were forfeited due to management restructuring (refer to Note 15 for more information regarding the restructuring).
Performance Shares
Compensation expense charged to operations for performance share awards was $0.3 million and $0.1 million for the three months ended June 30, 2008, and 2007, respectively. As of June 30, 2008, there was $2.0 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 21 months.

The following table summarizes performance share activity during the three months ended June 30, 2008:

Outstanding at April 1, 2008	101,334
Granted	—
Vested	—
Forfeited	—

Outstanding at June 30, 2008	101,334

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
In October 2008, 80,000 performance share grants were forfeited due to management restructuring (refer to Note 15 for more information regarding the restructuring).
8. Income Taxes
Income tax expense for the three months ended June 30, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 7.9% and 43.3% for the three months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate from the same period in the prior year was primarily due to the $50.4 million of goodwill impairment recognized for the three months ended June 30, 2008, which is a discrete item, the majority of which has no corresponding tax benefit. The effective tax rate for continuing operations for the first quarter of the prior year were higher than the statutory rates principally due to compensation expense associated with incentive stock option awards which was partially offset by the recognition of a discrete income tax benefit of $1.2 million related to previously unrecognized tax benefits.
As of June 30, 2008, the Company had gross unrecognized tax benefits of $5.5 million, of which approximately $3.9 million of this, if recognized, would favorably affect the Company’s effective tax rate. Gross unrecognized tax benefits decreased approximately $0.5 million from March 31, 2008 primarily due to expiration of the statute of limitations associated with uncertain tax positions from a business combination completed in a previous year. As of June 30, 2008, the company continues to have approximately $1.2 million of interest and penalties accrued.
Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
9. Earnings (Loss) Per Share
The following data show the amounts used in computing earnings (loss) per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended
	June 30
	2008	2007
Numerator:
(Loss) income from continuing operations – basic and diluted	$(60,020)	$2,657

Denominator:
Weighted average shares outstanding – basic	22,537	31,390
Effect of dilutive securities:
Stock options and unvested restricted stock	—	915

Weighted average shares outstanding — diluted	22,537	32,305

(Loss) earnings per share from continuing operations
Basic and diluted	$(2.66)	$0.08
Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
For the three months ended June 30, 2008, and 2007, options on 3.3 million and 0.3 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
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
11. Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 14, the company has three operating segments and six reporting units.
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were Retail Solutions Group, Hospitality Solutions Group, and Stack (a reporting unit within the Technology Solutions Group). As such, step two of the impairment test was initiated in accordance with Statement 142. Due to its time consuming nature, the step-two analysis has not been completed as of the date of this filing. In accordance with paragraph 22 of Statement 142, the company has recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008, not including the $16.8 million of goodwill write-off relating to the restructuring actions taken in 2009 related to the company’s 2005 acquisition of the CTS Corporations (see Note 6). The company expects to complete the step-two analysis in time for the second quarter Form 10-Q filing. Due to changing factors that occurred in the second quarter of 2009, primarily a decline in the company’s business outlook, the company expects to incur an additional goodwill impairment charge of up to $250 million as of September 30, 2008, after the step-two analysis is complete.
During the three months ended June 30, 2008, changes in the carrying amount of goodwill related to the company’s past acquisitions are as follows:

Balance at April 1, 2008	$298,420
Acquisition of Triangle	2,707
Goodwill adjustments to Innovative of $38, Infogensis of $108, and Eatec of ($215) related to FIN 48 adoption and purchase price adjustments	(69)
Goodwill impairment – Kyrus	(18,361)
Goodwill impairment – IAD	(1,658)
Goodwill impairment – Visual One	(517)
Goodwill impairment – Stack	(7,797)
Goodwill impairment – Infogenesis	(3,941)
Goodwill impairment – Eatec	(1,349)
Goodwill impairment – CTS (refer to Note 6)	(16,811)
Impact of foreign currency translation	22

Balance at June 30, 2008	$250,646

Intangible Assets
The following table summarizes the company’s intangible assets at June 30, 2008, and March 31, 2008:

	June 30, 2008			March 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	Amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$22,757	$(15,028)	$7,729	$26,526	$(13,627)	$12,899
Supplier relationships	28,280	(11,025)	17,255	28,280	(8,336)	19,944
Non-competition agreements	8,210	(2,418)	5,792	8,210	(2,015)	6,195
Developed technology	8,285	(4,064)	4,221	8,285	(3,398)	4,887
Patented technology	80	(80)	—	80	(80)	—

	67,612	(32,615)	34,997	71,381	(27,456)	43,925

Unamortized intangible assets:
Trade names	11,700	N/A	11,700	11,700	N/A	11,700

Total intangible assets	$79,312	$(32,615)	$46,697	$83,081	$(27,456)	$55,625

Customer relationships are being amortized over estimated useful lives between two and seven years; non-competition agreements are being amortized over estimated useful lives between four and eight years; developed technology are being amortized over estimated useful lives between six months and eight years; patented technology is amortized over an estimated useful life of three years; supplier relationships are being amortized over estimated useful lives between two and ten years.
Amortization expense relating to intangible assets for the three months ended June 30, 2008, and 2007 was $5.2 million and $0.7 million, respectively.
The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2009 and each of the five succeeding fiscal years is as follows:

Amount
Year ending March 31
2009 (remaining nine months)	$13,812
2010	7,487
2011	3,884

Amount
2012	3,652
2013	2,527
2014	1,634

Total estimated amortization expense	$32,996

During the first quarter of 2009, the company took steps to realign its cost structure. Management reorganized the professional services organizational structure, resulting in a $2.5 million restructuring charge for one-time termination benefits. In addition, this restructuring resulted in a $16.8 million goodwill impairment charge and a $3.8 million customer relationship intangible asset impairment charge, both relating to the CTS acquisition.
As stated above, the company has initiated a step-two analysis for Goodwill and Intangible Asset impairment in accordance with Statement 142. The company expects to complete the step-two analysis in time for the second quarter Form 10-Q filing. The completion of the step-two analysis may result in an adjustment to the estimated impairment charges recognized by the company at June 30, 2008, and may also result in additional impairment of other intangible assets at September 30, 2008.
12. Investment in Magirus — Held For Sale
During the first quarter of fiscal 2009, the company maintained an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company held a 20% interest in Magirus as of June 30, 2008.
Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). At June 30, 2008, the investment remained held for sale.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any of the company’s securities registration statements or post-effective amendments, if any, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
As of April 1, 2008, the company has invoked FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (“Financial Interpretation Number 35”), for its investment in Magirus. The invocation of Financial Interpretation Number 35 (“FIN 35”) requires the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method is being used by the company because management does not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock necessary to account for an investment in common stock under the equity method.
In July, 2008, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of approximately $7.3 million. In November 2008, the company sold its 20% ownership interest in Magirus for approximately $2.3 million, resulting in approximately $9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair market value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in a (i) $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and (ii) an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
During the quarter ended June 30, 2008, the company recognized interest of $34,083 on its investment in Magirus.
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
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. The Board of Directors only authorized a cash outlay of $150 million, which complied with the credit facility approval limit. By February 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore the purchase of the company’s common shares for treasury was completed.
14. Business Segments
Description of Business Segments
The company has three reportable segments: Hospitality Solutions Group, Retail Solutions Group, and Technology Solutions Group. The reportable segments are each managed separately and are supported by various practices for storage and network solutions, professional services, and software services, as well as company-wide functional departments. The segment information for 2007 that is provided below has been restated as a result of the company’s identification of reportable operating segments.
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

The Technology Solutions Group (TSG) is an aggregation of the company’s IBM, HP, Sun and Stack reporting units due to the similarity of their economic and operating characteristics. TSG is a leading provider of HP, Sun, IBM and EMC enterprise IT solutions for the complex needs of customers in a variety of industries – including education, finance, government, healthcare and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management and business continuity.
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
As a result of the March 2007 divestiture of KSG and acquisitions, and due to the debt covenant definitions, the company believes that adjusted EBITDA is a meaningful measure and reflects the company’s performance. Adjusted EBITDA differs from U.S. GAAP and should not be considered an alternative measure required by U.S. GAAP. Management has reconciled adjusted EBITDA to operating income (loss) in the following chart.
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

The following table presents segment profit and related information for each of the company’s reportable segments for the three months ended June 30. Please refer to Note 6 for further information on the TSG restructuring charge, and Note 11 for the TSG, RSG, and HSG goodwill impairment charges:

	2008	2007
Hospitality
Total revenue	$24,754	$13,413
Elimination of intersegment revenue	(39)	(63)

Revenue from external customers	$24,715	$13,350

Gross margin	$15,166	$8,265

	61.4%	61.9%
Goodwill impairment	$7,465	$—

Depreciation and Amortization	$1,331	$303
Operating (loss) income	(5,859)	1,635

Adjusted EBITDA	$(4,528)	$1,938

Retail
Total revenue	$38,267	$20,410
Elimination of intersegment revenue	(168)	(70)

Revenue from external customers	$38,099	$20,340

Gross margin	$8,400	$5,152

	22.0%	25.3%
Goodwill impairment	$18,361	$—

Depreciation and Amortization	$88	$103
Operating (loss) income	(14,372)	1,078

Adjusted EBITDA	$(14,284)	$1,181

Technology
Total revenue	$123,450	$96,828
Elimination of intersegment revenue	(1,764)	(2,155)

Revenue from external customers	$121,686	$94,673

Gross margin	$23,242	$17,301

	19.1%	18.3%
Goodwill impairment	$7,797	$—
Restructuring charges	23,063	26

Depreciation and Amortization	$4,446	$549
Operating (loss) income	(32,018)	2,992

Adjusted EBITDA	$(27,572)	$3,541

Corporate / Other
Revenue from external customers	$—	$—

Gross margin	$1,777	$1,598

Depreciation and Amortization	$1,129	$964
Operating loss	(13,191)	(11,038)

Adjusted EBITDA	$(12,062)	$(10,074)

Consolidated:
Total revenue	$186,471	$130,651
Elimination of intersegment revenue	(1,971)	(2,288)

Revenue from external customers	$184,500	$128,363

Gross margin	$48,585	$32,316

	26.3%	25.2%
Goodwill impairment	$33,623	$—
Restructuring charges	23,063	26

Depreciation and Amortization	$6,994	$1,919
Operating loss	(65,440)	(5,333)

Adjusted EBITDA	$(58,446)	$(3,414)

Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for 6% of total revenues for the three months ended June 30, 2008, and 2007. Total revenues for the company’s three specific product areas are as follows:

	Three Months Ended June 30
	2008	2007
Hardware	$132,794	$91,025
Software	17,553	12,377
Services	34,153	24,961

Total	$184,500	$128,363

15. Subsequent Events
China and Hong Kong Operations
On July 1, 2008, the company began exploring divestiture opportunities for its Hong Kong and China operations. Agilysys acquired the Hong Kong and China businesses of the Technology Solutions Group in December 2005. The assets and liabilities of these operations will be recorded as “held for sale” on the company’s balance sheet in the company’s September 30, 2008 Form 10-Q. In addition, the operations of Hong Kong and China will be reported as discontinued operations effective July 1, 2008, in accordance with Statement 144.
Liquidity and Capital Resources
The Reserve Fund’s Primary Fund. As of December 22, 2008, approximately $7.7 million of the company’s cash was invested with The Reserve Fund’s Primary Fund, a Triple A rated money market account. Effective September 19, 2008, the Reserve Fund suspended rights of redemption from the Primary Fund. As has been widely reported, the Reserve Fund is working with the Securities and Exchange Commission to liquidate the Primary Fund however, the timing of the liquidation is uncertain at this time. Although the company believes it is unlikely, the Primary Fund may impose a partial loss of principal upon the investors, as a liquidation process completes.
Credit Facility. Although the company has no amounts outstanding under its credit facility, as of October 17, 2008, the company’s ability to borrow under its credit facility was suspended. The suspension of the facility was due to the company’s previously announced failure to timely file its 10-K annual report with the SEC due to audit issues relating to Magirus and potential default due to other technical deficiencies. The company is exploring alternative financing arrangements.
Goodwill Impairment
Based on a combination of factors, including the deterioration in the current economic environment in the fall of 2008, recent operation results, and a significant decline in Agilysys’ market capitalization, applicable accounting guidance requires the company to perform an interim goodwill and other intangible asset impairment analysis. Accordingly, with the company’s current business outlook and current market capitalization below its book value, it is compelled to potentially recognize impairments of its goodwill and/or trademarks recorded on its balance sheet at June 30 and September 30, 2008. As a result, subsequent to June 30, 2008, the company expects to record a non-cash write-off of up to an additional $250 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Agilysys, Inc.’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this document as well as the company’s Annual Report on Form 10-K for the year ended March 31, 2008. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Information” and “Risk Factors” included elsewhere in this filing for additional information concerning these items. Table amounts are in thousands.
Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology—including hardware, software and services—to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Cleveland, Ohio effective October, 2008, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China. The China operations are held for sale effective July 2008. Agilysys has three reportable segments: Hospitality Solutions, Retail Solutions, and Technology Solutions. See note 14 to the condensed consolidated financial statements for additional discussion regarding the company’s segments.
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
As a result of the decline of the macroeconomic environment, significant risk in the credit markets and changes in demand for IT products, the company is re-evaluating its long-term revenue goals and acquisition strategy.
The company experienced solid demand across its newly acquired businesses, which contributed $61.8 million of incremental sales during the three months ended June 30, 2008. Gross margin as a percentage of sales remained relatively consistent year-over-year at 26.3% and 25.2% for the three months ended June 30, 2008 and 2007, respectively, which was above our long-term goal of achieving gross margins in excess of 20%.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations — Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	June 30		(Decrease)
	2008	2007	$	%
Net sales
Product	$150,347	$103,402	$46,945	45.4%
Service	34,153	24,961	9,192	36.8

Total	184,500	128,363	56,137	43.7
Cost of goods sold
Product	124,842	89,791	35,051	39.0
Service	11,073	6,256	4,817	77.0

Total	135,915	96,047	39,868	41.5

Gross margin	48,585	32,316	16,269	50.3
Gross margin percentage	26.3%	25.2%
Operating expenses
Selling, general and administrative expenses	57,339	37,623	19,716	52.4
Impairment of goodwill	33,623	—	33,623	100.0
Restructuring charges	23,063	26	23,037	nm

Operating income	$(65,440)	$(5,333)	$(60,107)	nm

Operating income margin	(35.5)%	(4.2)%
Net Sales. The $56.1 million increase in net sales was principally due to incremental sales from the company’s recent acquisitions, which accounted for $61.8 million, or 110.2%, of the increase. Sales for the TSG segment increased $27.0 million, or 28.5%. The increase resulted from the acquisition of Innovative, a TSG reporting unit, which accounted for $50.7 million of the company’s $56.1 million sales increase. The acquisition of Innovative expanded the company’s IT solutions offerings to provide for the sale of Sun Microsystems server and storage products, which were not offered by the company prior to the Innovative acquisition. The sales decrease of $23.7 million in the company’s core TSG segment was primarily a result of lower hardware sales volume. Sales for the HSG segment increased $11.3 million, primarily due to the HSG acquisitions of InfoGenesis (which was purchased on June 18, 2007), Eatec, and Triangle, which accounted for $11.1 million of the increase. Sales for the RSG segment increased $17.8 million due to a general increase in services and hardware volume within the segment.
Sales by product category were as follows:

	Three Months Ended		Increase
	June 30		(Decrease)
	2008	2007	$	%
Hardware	$132,794	$91,025	$41,769	45.9%
Software	17,553	12,377	5,176	41.8
Services	34,153	24,961	9,192	36.8

Total	$184,500	$128,363	$56,137	43.7%

Of the $41.8 million increase in hardware sales, $50.2 million was the result of incremental sales from the company’s recent acquisitions. Hardware sales of Sun Microsystems products resulting from the company’s acquisition of Innovative, a TSG reporting unit, accounted for approximately 95.2% of the $50.2 million incremental sales.
Aside from the $50.2 million incremental hardware sales from the company’s recent acquisitions, hardware sales from the company’s existing business decreased $8.4 million, or 9.2%, compared with last year due to lower volume.
Of the $5.2 million increase in software sales, $3.0 million was the result of incremental sales from the company’s recent acquisitions in the HSG segment. The remaining $2.2 million increase in software sales was driven by higher sales of remarketed software offerings from the company’s existing business in the HSG segment.
Of the $9.2 million increase in service revenue, $8.6 million was the result of incremental sales from the company’s recent acquisitions in the HSG segment. The remaining $0.6 million was driven by higher sales of proprietary services to the hospitality and retail segments.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the operating results for the full year 2009.
Gross Margin. The $16.3 million increase in gross margin was due to the corresponding increase in net sales as gross margin percentage remained relatively consistent year-over-year. The slight increase in gross margin percentage to 26.3% compared with 25.2% in the prior year was due to a select few significant sales at higher margins. The TSG segment gross margins increased $5.9 million, attributable to the increase in sales caused by acquisition of Innovative. The HSG segment gross margins increased $6.9 million, attributable to the acquisitions of Infogenesis, Triangle, and Stack. The RSG segment gross margins increased $3.2 million, attributable to the increase in sales. Given the current size of the business, individual orders can materially move sales and gross margin. Gross margins can vary depending on the customer, mix of products, related supplier programs and services associated with an order. Also, the increased size of the company’s software business may drive gross margin variability depending on the timing of software sales. As a result, changes in customer and product mix may cause gross margins to vary from quarter to quarter.
Selling, General and Administrative Expenses. The $19.7 million increase in SG&A expenses was principally due to the company’s recent acquisitions, which contributed $14.4 million of incremental operating expenses. Of the $14.4 million of acquisition related SG&A, $9.4 million was attributable to the Innovative acquisition in the TSG segment, and $5.0 million was attributable to the Infogenesis, Triangle, and Stack acquisitions in the HSG segment. The remaining $5.3 million increase in SG&A was primarily attributed to a $4.1 million general increase in compensation and benefits across the segments and in corporate, as well as a $1.2 million increase in outside service expenses in the corporate segment. In total, Depreciation and Amortization increased by $5.1 million. Of the $5.1 million increase, $1.0 million was in the HSG segment and $3.9 million was in the TSG segment. These increases are attributable to the acquisitions of Innovative, Infogenesis, Triangle and Stack.
Impairment of Goodwill. The $33.6 million increase in Goodwill Impairment was due to the charge taken at June 30, 2008, in three of the company’s reporting units. The three reporting units for which an impairment was charged were the Retail Solutions Group ($18.4 million), the Hospitality Solutions Group ($7.4 million), and Stack, a reporting unit within the Technology Solutions Group ($7.8 million).
Goodwill is tested for impairment at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed under Note 14 to the condensed consolidated financial statements, the company has three operating segments and six reporting units.
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were Retail Solutions Group, Hospitality Solutions Group, and Stack (a reporting unit within the Technology

Solutions Group). As such, step two of the impairment test was initiated for the three reporting units in accordance with Statement 142. Due to its time consuming nature, the step-two analysis has not been completed as of the date of this filing. In accordance with paragraph 22 of Statement 142, the company has recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008, not including the $16.8 million of goodwill write-off relating to the restructuring actions taken in 2009 related to the company’s 2005 acquisition of the CTS Corporations (see Note 6). The company expects to complete the step-two analysis in time for the second quarter Form 10-Q filing. Due to changing factors that occurred in the second quarter of 2009, primarily a decline in the company’s business outlook, the company expects to incur an additional goodwill impairment charge of up to $250 million as of September 30, 2008, after the step-two analysis is complete.
Restructuring Expense. The $23.0 million increase was primarily due to a $20.6 million expense for the impairment of goodwill and intangible assets and a $2.5 million expense for the one-time termination benefits resulting from workforce reductions.
Other Expenses (Income)

	Three Months Ended		Favorable
	June 30		(Unfavorable)
	2008	2007	$	%
Other expenses (income)
Other expense (income), net	$(264)	$(1,180)	$(916)	(77.6)%
Interest income	(247)	(6,997)	(6,750)	(96.5)
Interest expense	254	230	(24)	(10.4)

Total other expenses (income)	$(257)	$(7,947)	$(7,690)	(96.8)%

Other expense, net. The 77.6% unfavorable change in other expense, net, was principally driven by the 2007 gain on redemption of an investment in an affiliated company of $1.3 million.
Interest income and expense. The 96.5% unfavorable change in interest income was due to lower average cash and cash equivalent balance in the current quarter compared with the same period last year. The higher cash and cash equivalent balance in the prior year was driven by the cash generated from the sale of KSG in March 2007.
Income Tax Expense. Income tax expense for the three months ended June 30, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 7.9% and 43.3% for the three months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate from the same period in the prior year was primarily due to the $50.4 million of goodwill impairment recognized for the three months ended June 30, 2008, which is a discrete item the majority of which has no corresponding tax benefit. The effective tax rate for continuing operations for the first quarter of the prior year were higher than the statutory rates principally due to compensation expense associated with incentive stock option awards which was partially offset by the recognition of a discrete income tax benefit of $1.2 million related to previously unrecognized tax benefits.
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
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. The Board of Directors only authorized a cash outlay of $150 million, which complied with the credit facility approval limit. By February 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore the purchase of the company’s common shares for treasury was completed.
Business Combinations
2009 Acquisition
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million. Accordingly, the results of operations for Triangle have been included in the accompanying condensed consolidated financial statements from that date forward. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK even further, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $2.7 million was assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Triangle acquisition will not be deductible for income tax purposes.
2008 Acquisitions
Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability.  Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $24.6 million was assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Eatec acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $1.3 million relating to the Eatec acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying condensed consolidated financial statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition.  The earn-out will be limited to a maximum payout of $90.0 million. During the fourth quarter of 2008, the company recognized $35.0 million of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35 million. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
During the fourth quarter of 2008, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships which will be amortized over useful lives ranging from two to five years.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million was assigned to goodwill. Goodwill resulting from the Innovative acquisition will be deductible for income tax purposes.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $10.8 million to trade names, which have an indefinite life. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $3.9 million relating to the Infogenesis acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1, 2007:

	Actual	Proforma
	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
Net Sales	$184,500	$209,296
Income (loss) from continuing operations	$(60,020)	$4,142
Net income (loss)	$(60,036)	$4,088
Earnings per share – basic and diluted
Income (loss) from continuing operations	$(2.66)	$0.13
Net income (loss)	$(2.66)	$0.13
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
Management made an adjustment of $0.8 million to the fair value of acquired capital equipment and assigned $11.7 million of the acquisition cost to identifiable intangible assets as follows: $1.5 million to non-compete agreements, which will be amortized over five years using the straight-line amortization method; $1.3 million to customer relationships, which will be amortized over five years using an accelerated amortization method; and $8.9 million to supplier relationships, which will be amortized over ten years using an accelerated amortization method.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $7.8 million relating to the Stack acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $0.5 million relating to the Visual One acquisition. This is an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142, which the company expects to have completed in time for its second quarter Form 10-Q filing. Refer to note 11 for further discussion of the company’s goodwill and intangible assets.
Discontinued Operations
During 2007, the company sold the assets and operations of KSG for $485.0 million in cash, subject to a working capital adjustment. At March 31, 2007, the final working capital adjustment was $10.8 million. Through the sale of KSG, the company exited all distribution-related businesses and exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth, both organically and through acquisition, of its IT solutions business. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations.
Investment in Magirus — Held For Sale
During the first quarter of fiscal 2009, the company maintained an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company held a 20% interest in Magirus as of June 30, 2008.
Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). At June 30, 2008, the investment remained held for sale.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any, if any, of the company’s securities registration statements or post-effective amendments until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
As of April 1, 2008, the company has invoked FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (“Financial Interpretation Number 35”), for its investment in Magirus. The invocation of Financial Interpretation Number 35 (“FIN 35”) requires the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method is being used by the company because management does not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock necessary to account for an investment in common stock under the equity method.
In July, 2008, the company received a dividend from Magirus (as a result of Magirus selling its distribution business in fiscal 2008) of approximately $7.3 million. In November 2008, the company sold its 20% ownership interest in Magirus for approximately $2.3 million, resulting in approximately $9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair market value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
During the quarter ended June 30, 2008, the company recognized interest of $34,083 on its investment in Magirus.
Recently Issued Accounting Pronouncements
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
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 enhances the disclosures about an entity’s derivative and hedging activities. Statement 161 is effective for fiscal periods beginning after November 15, 2008, or January 1, 2009 for the company. The company is currently evaluating the impact, if any, that Statement 161 will have on its financial position, results of operations and cash flows.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115 (“Statement 159”). Statement 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. Statement 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. Statement 159 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. During the first quarter of fiscal year 2009, the company has not elected to measure any financial instruments at fair value under SFAS No. 159.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. Statement 157 is effective for fiscal years beginning after November 15, 2007, or fiscal 2009 for the company. The adoption of Statement 157 during the first quarter of fiscal year 2009 did not result in any adjustments to the financial assets and liabilities reported or disclosed in the financial statements.
Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the company recognized approximately $2.9 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings. As of June 30, 2008, the company had a liability for uncertain tax positions, excluding interest, penalty, and federal benefit of $5.5 million. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at April 1, 2008	$5,997

Additions:
Relating to positions taken during current year	216

Reductions:
Relating to tax settlements	(228)
Due to business acquisitions	(455)

Balance at June 30, 2008	$5,530

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of June 30, 2008, the company had approximately $1.2 million of interest and penalties accrued.
The company anticipates the completion of a state income tax audit in the next 12 months which could reduce the accrual for unrecognized tax benefits by $53,000. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently being audited by multiple state and federal taxing jurisdictions. In material jurisdictions, the company has potential tax examination years open back to and including 1998 which may be subject to tax authority examination.

Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at June 30, 2008. The company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of June 30, 2008 and March 31, 2008, the company’s total debt balance was $1.0 million, and consisted of capital lease obligations.
Revolving Credit Facility
The company had a $200 million unsecured credit facility (“Facility”) that was scheduled to expire in 2010. The Facility included a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility was available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility bore interest at various levels over LIBOR. Although the company had no amounts outstanding under its credit facility, as of October 17, 2008, the company’s ability to borrow under its credit facility was suspended. The suspension of the facility was due to the company’s previously announced failure to timely file its 10-K annual report with the SEC due to audit issues relating to Magirus and potential default of covenants due to other technical deficiencies. The company is exploring alternative financing arrangements.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the three months ended June 30, 2008, and 2007:

	Three Months Ended		Increase
	June 30		(Decrease)
	2008	2007	$
Net cash flows from continuing operations:
Operating activities	$(65,797)	$(130,638)	$64,841
Investing activities	(3,181)	(109,018)	105,837
Financing activities	26,783	(205)	26,988
Effect of foreign currency fluctuations on cash	80	1,019	(939)

Cash flows from continuing operations	(42,115)	(238,842)	196,727
Net cash flows from discontinued operations	1,028	98	930

Net decrease in cash and cash equivalents	$(41,087)	$(238,744)	$197,657

Cash Flows from Operating Activities. The company’s use of cash for operating activities during the three months ended June 30, 2008, decreased $64.8 million compared with the same period last year. The decrease was principally due to the income tax payments of $129.3 million made during the three months ended June 30, 2007 as a result of the gain on sale of KSG in March 2007. The cash outflow for the 2007 income tax payments was partially offset by a decrease in Accrued Liabilities of $37.0 million, $35.0 million of which can be attributed to the Innovative earn-out payment. The remainder of the decrease during the three months ended June 30, 2008, was principally driven by changes in working capital.
Cash Flows from Investing Activities. The company’s use of cash for investing activities during the three months ended June 30, 2008, decreased $105.8 million compared with the same period last year. The decrease was principally due to the business acquisitions made in the prior year, which were funded by cash on hand. Cash paid for the Triangle acquisition made in the current year was $2.4 million compared to the cash paid for Stack and InfoGenesis in the first quarter of the prior year of $112.1 million. The prior year’s use of cash was offset by $4.8 million received from the redemption of the company’s cost investment in an affiliated company during the prior year.
Cash Flows from Financing Activities. The company’s cash provided by financing activities during the three months ended June 30, 2008, increased $27.0 million compared with the same period last year. The increase was principally due the company’s floor plan financing agreement which contributed $27.2 million in the current quarter.
Contractual Obligations
There were no significant changes to the Contractual Obligation table presented in the Form 10-K for the year ended March 31, 2008.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
A detailed description of the company’s critical accounting policies can be found in the company’s Annual Report. There have been no significant changes to those critical accounting policies since March 31, 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the company’s Annual Report. There have been no material changes in the company’s market risk exposures since March 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weakness relating to the company’s internal control over financial reporting as described below in “Management’s

Report on Internal Controls Over Financial Reporting.” In light of the material weakness, the company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control Over Financial Reporting. The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it did not maintain effective internal control over financial reporting as a result of the material weakness discussed below as of March 31, 2008.
Revenue Recognition Controls – The aggregation of several errors in the company’s Hospitality Solutions Group’s and Retail Solutions Group’s order processing operations resulted in a material weakness in the operating effectiveness of revenue recognition controls.
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
Ernst & Young LLP, our independent registered public accounting firm, has issued their report regarding the company’s internal control over financial reporting as of March 31, 2008, which can be found in the company’s 2008 Form 10-K.
Change in Internal Control over Financial Reporting. The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No change in our internal control over financial reporting occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter of fiscal 2009, the company continued with the remedial measures described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
A detailed description of the company’s risk factors can be found in the company’s Annual Report. There have been no material changes from the risk factors summarized in our Annual Report. Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described in our Annual Report in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC. The special risk considerations described in our Annual Report are not the only ones facing Agilysys. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following special risk considerations actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common shares could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
10.1	Amended and Restated Innovative Earnout Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: December 29, 2008	/s/ Martin F. Ellis
Martin F. Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: December 29, 2008	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)