Form 10-Q
period 2008-09-30
AGILYSYS INC
filed 2009-01-13
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of January 10, 2009 was 22,672,040.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
(In thousands, except share and per share data)	2008	2007	2008	2007
Net sales:
Products	$136,477	$158,557	$282,180	$259,389
Services	34,961	34,712	69,009	59,515

Total net sales	171,438	193,269	351,189	318,904
Cost of goods sold:
Products	112,319	138,582	233,306	226,149
Services	8,255	12,336	19,240	18,455

Total cost of goods sold	120,574	150,918	252,546	244,604

Gross margin	50,864	42,351	98,643	74,300
Selling, general and administrative expenses	52,788	45,642	109,347	82,542
Impairment of goodwill	112,020	—	145,643	—
Restructuring charges	510	5	23,573	31

Operating loss	(114,454)	(3,296)	(179,920)	(8,273)
Other (income) expenses:
Other (income) expense, net	(242)	269	(480)	(891)
Interest income	(215)	(3,654)	(462)	(10,651)
Interest expense	197	181	452	393

(Loss) income before income taxes	(114,194)	(92)	(179,430)	2,876
Income tax benefit	(8,917)	(1,784)	(14,080)	(1,827)

(Loss) income from continuing operations	(105,277)	1,692	(165,350)	4,703
(Loss) income from discontinued operations, net of taxes of $(602) and $1,107 for the three months ended September 30, 2008 and 2007, respectively and $(609) and $1,067 for the six months ended September 30, 2008 and 2007, respectively	(1,312)	1,748	(1,274)	1,329

Net (loss) income	$(106,589)	$3,440	$(166,624)	$6,032

Earnings per share – basic and diluted
(Loss) income from continuing operations	$(4.66)	$0.05	$(7.33)	$0.15
(Loss) income from discontinued operations	(0.06)	0.06	(0.05)	0.04

Net (loss) income	$(4.72)	$0.11	$(7.38)	$0.19

Weighted average shares outstanding
Basic	22,601,549	31,283,478	22,569,206	31,333,014
Diluted	22,601,549	31,915,716	22,569,206	32,106,268

Cash dividends per share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2008 are unaudited)

	September 30	March 31
(In thousands)	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$49,852	$69,935
Short-term investments	7,657	—
Accounts receivable, net	134,486	166,900
Inventories, net	23,452	25,408
Deferred income taxes	21,991	3,788
Prepaid expenses and other current assets	6,008	2,756
Assets held for sale	5,148	4,810
Income taxes receivable	4,037	4,960
Assets of discontinued operations – current	596	369

Total current assets	253,227	278,926
Goodwill	132,468	298,420
Intangible assets, net	47,590	55,625
Investments in affiliated companies – held for sale	2,336	9,549
Other non-current assets	28,498	25,779
Property and equipment, net	26,810	27,572

Total assets	$490,929	$695,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,524	$96,199
Floor plan financing	90,104	14,552
Liabilities held for sale	147	1,951
Deferred revenue	9,579	16,232
Accrued and other current liabilities	23,852	58,117
Liabilities of discontinued operations - current	638	610

Total current liabilities	144,844	187,661
Other non-current liabilities	27,459	27,262
Liabilities of discontinued operations – non-current	1,768	232
Shareholders’ equity:
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 31,568,818 issued	9,366	9,366
Treasury stock (8,896,778 shares in September 2008 and 8,978,378 in March 2008)	(2,669)	(2,694)
Capital in excess of stated value	(9,341)	(11,469)
Retained earnings	322,243	488,050
Accumulated other comprehensive income	(2,741)	(2,537)

Total shareholders’ equity	316,858	480,716

Total liabilities and shareholders’ equity	$490,929	$695,871

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
(In thousands)	2008	2007
Operating activities:
Net (loss) income	$(166,624)	$6,032
Add: Loss (income) from discontinued operations	1,274	(1,329)

(Loss) income from continuing operations	(165,350)	4,703
Adjustments to reconcile (loss) income from continuing operations to net cash used for operating activities (net of effects from business acquisitions):
Impairment of goodwill and intangible assets	166,223	—
Gain on redemption of investment in affiliated company	—	(1,330)
Gain on cost investment	(51)	1,714
Depreciation	1,927	1,184
Amortization	12,145	4,060
Deferred income taxes	(18,372)	(456)
Stock based compensation	2,152	3,219
Excess tax benefit from exercise of stock options	—	(97)
Changes in working capital:
Accounts receivable	32,699	23,713
Inventories	2,001	3,427
Accounts payable	(76,327)	(29,574)
Accrued liabilities	(5,816)	(15,222)
Accrued Innovative earnout	(35,000)	—
Income taxes payable	946	(134,671)
Other changes, net	(3,252)	309
Other non-cash adjustments	(2,487)	(3,596)

Total adjustments	76,788	(147,320)

Net cash used for operating activities	(88,562)	(142,617)

Investing activities:
Claim on The Reserve Primary Fund	(7,657)	—
Change in cash surrender value of company owned life insurance policies	(103)	(97)
Proceeds from redemption of investment in cost basis investment	7,172	4,770
Acquisition of businesses, net of cash acquired	(2,381)	(212,752)
Purchase of property and equipment	(2,603)	(3,702)

Net cash provided by (used for) investing activities	(5,572)	(211,781)

Financing activities:
Purchase of treasury shares	—	(86,087)
Floor plan financing agreement, net	75,551	—
Dividends paid	(1,358)	(1,884)
Issuance of common shares	—	1,447
Principal payment under long term obligations	(47)	(171)
Excess tax benefit from exercise of stock options	—	97

Net cash provided by (used for) financing activities	74,146	(86,598)

Effect of exchange rate changes on cash	(101)	1,289

Cash flows used for continuing operations	(20,089)	(439,707)
Cash flows of discontinued operations:
Operating cash flows	(29)	3,308
Investing cash flows	35	—

Net decrease in cash	(20,083)	(436,399)
Cash at beginning of period	69,935	604,215

Cash at end of period	$49,852	$167,816

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Financial Statement Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Agilysys, Inc. and its subsidiaries (the “company”). Investments in affiliated companies are accounted for by the cost method, as appropriate under U.S. generally accepted accounting principles (“GAAP”) because the company does not have significant influence over the entity. All inter-company accounts have been eliminated. The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2009 refers to the fiscal year ending March 31, 2009.
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
The condensed consolidated balance sheet as of September 30, 2008, as well as the condensed consolidated statements of operations for the three and six month periods ended September 30, 2008, and 2007 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 2008, and 2007 have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and six months ended September 30, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of the KeyLink Systems Distribution Business and the Hong Kong and China operations as discontinued operations (see note 4). The September 30, 2007, balance sheet contains a reclassification between accounts receivable and accrued liabilities to conform to the September 2008 presentation.
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2008, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. For the second quarter of 2009, the company completed a “step-two” analysis of FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”). This was required due to potential goodwill impairment indicators that arose during the first quarter of 2009. For the first quarter of 2009, the “step-two” analysis was initiated and an estimated impairment charge of $33.6 million was taken as of June 30, 2008, pending completion of the analysis. The analysis was updated and completed for the second quarter of 2009 and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses), to the implied goodwill of the unit, in accordance with Statement 142. Refer to Note 11 for further information on goodwill impairment.
At September 30, 2008, the company had $36.2 million invested in The Reserve Primary Fund. Due to liquidity issues, the fund has temporarily ceased honoring redemption requests. The Board of Trustees of the fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. As of the date of this filing, the company has received $28.5 million of the investment, with $7.7 million remaining in the fund. As a result of the delay in cash distribution, we have reclassified the remaining $7.7 million from Cash and cash equivalents to Short-term investments on the balance sheet, and accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. As of January 13, 2009, the company is unable to estimate the amount of loss, if any, that will be recognized upon final liquidation of the fund. There have been no other significant changes to the accounting policies that were included in the company’s Annual Report as of March 31, 2008.
Recently Issued Accounting Standards
Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, including FASB Statement 162, 161, 141R, 160, and 159. The company will disclose if the adoption of any accounting pronouncements results in any material changes to the financial statements. During the second quarter of fiscal 2009, no material changes resulted from the adoption of recent accounting pronouncements.
3. Recent Acquisitions
In accordance with FASB Statement No. 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.
2009 Acquisition
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying condensed consolidated financial statements from that date forward. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $2.7 million was assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Triangle acquisition will not be deductible for income tax purposes.
2008 Acquisitions
Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.4 million was assigned to goodwill. Goodwill resulting from the Eatec acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $1.3 million relating to the Eatec acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”). The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Eatec acquisition in the amount of $14.4 million. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
During the second quarter of 2009, management completed its purchase price allocation and assigned $6.2 million of the acquisition cost to identifiable intangible assets as follows: $1.4 million to non-compete agreements, which will be amortized between two and seven years; $2.2 million to customer relationships, which will be amortized over seven years; $1.8 million to developed technology, which will be amortized over five years; and $0.8 million to trade names, which has an indefinite life.
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying condensed consolidated financial statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. During the fourth quarter of 2008, the company recognized $35.0 million paid subsequently, of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35 million paid previously. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
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

InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $10.8 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $3.9 million relating to the Infogenesis acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142. The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Infogenesis acquisition in the amount of $57.4 million. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1, 2007:

	Actual	Proforma
	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007
Net Sales	$351,189	$399,837
(Loss) income from continuing operations	$(165,350)	$6,156
Net (loss) income	$(166,624)	$7,496
Earnings per share – basic
(Loss) income from continuing operations	$(7.33)	$0.20
Net (loss) income	$(7.38)	$0.24
Earnings per share – diluted
(Loss) income from continuing operations	$(7.33)	$0.19
Net (loss) income	$(7.38)	$0.23
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $7.8 million relating to the Stack acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142. The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Stack acquisition in the amount of $2.1 million. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $0.5 million relating to the Visual One acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142. The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes that occurred in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Visual One acquisition in the amount of $7.5 million. Refer to Note 11 for further discussion of the company’s goodwill and intangible assets.
4. Discontinued Operations
China and Hong Kong Operations
In July, 2008, the company met the requirements of FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) to classify its Hong Kong and China operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired the Hong Kong and China businesses of the Technology Solutions Group in December 2005. The assets and liabilities of these operations are recorded as “held for sale” on the company’s balance sheet, and the operations are reported as discontinued operations in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). As of the January 13, 2009, the company is in negotiations with potential buyers for these assets and operations.
Sale of Assets and Operations of KeyLink Systems Distribution Business
During 2007, the company sold the assets and operations of KSG for $485.0 million in cash, subject to a working capital adjustment. At March 31, 2007, the final working capital adjustment was $10.8 million.

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
Loss from discontinued operations for the quarter ended September 30, 2008, consists primarily of the resolution and settlement of obligations and contingencies of KSG that existed as of the date the assets, results from the operations of KSG that were sold and results of the Hong Kong and China businesses currently for sale.
Components of Results of Discontinued Operations
For the periods ended September 30, 2008, and 2007, income from discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Discontinued operations:
Resolution of contingencies	$(1,471)	$3,107	$(1,485)	$3,071
(Loss) from operations of IED and Asia	(443)	(252)	(398)	(675)

	(1,914)	2,855	(1,883)	2,396
Provisions for income tax (benefit) expense	(602)	1,107	(609)	1,067

(Loss) income from discontinued operations	$(1,312)	$1,748	$(1,274)	$1,329

5. Comprehensive Income
Comprehensive income (loss) is the total of net income (loss) plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Changes in the components of accumulated other comprehensive loss for year-to-date 2009 and 2008 are as follows:

	Foreign			Accumulated
	currency	Unrealized	Minimum	other
	translation	gain on	pension	comprehensive	Comprehensive
	adjustment	securities	liability	income	Income/(Loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during First Quarter 2009	97	(1)	—	96	$96
Balance at June 30, 2008	(146)	(75)	(2,220)	(2,441)
Net loss through June 30, 2008					$(60,035)

Change during Second Quarter 2009	(300)	—	—	(300)	$(300)
Balance at September 30, 2008	(446)	(75)	(2,220)	(2,741)
Net loss through September 30, 2008					$(106,589)
Total Comprehensive Loss for the six months ended September 30, 2008					$(166,828)

	Foreign			Accumulated
	currency	Unrealized	Minimum	other
	translation	gain on	pension	comprehensive	Comprehensive
	adjustment	securities	liability	income	Income/(Loss)
Balance at April 1, 2007	$1,260	$95	$(3,019)	$(1,664)
Change during First Quarter 2008	1,111	(84)	—	1,027	$1,027
Balance at June 30, 2007	2,371	11	(3,019)	$(637)
Net income through June 30, 2007					$2,592

Change during Second Quarter 2008	423	(32)	—	391	$391
Balance at September 30, 2007	2,794	(21)	$(3,019)	(246)
Net income through September 30, 2007					$3,440

Total Comprehensive income for the six months ended September 30, 2007					$7,450

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
The cost reduction resulted in a $2.5 million and $0.5 million charge for one-time termination benefits relating to a workforce reduction in the first and second quarter of 2009, respectively. The workforce reduction was comprised mainly of sales personnel. Payment of the one-time termination benefits is expected to be substantially complete in 2009. This restructuring also resulted in a $20.6 million impairment to goodwill and intangible assets, related to the company’s 2005 acquisition of the CTS Corporations. The entire $23.6 million restructuring charge relates to the Technology Solutions Group.
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

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employee		Long-lived
	costs	Facilities	Intangibles	Total
Balance at April 1, 2008	$1	$43	$—	$44
Additions	2,492	—	20,571	23,063
Payments	(95)	(17)	—	(112)
Write-off of intangibles	—	—	(20,571)	(20,571)
Balance at June 30, 2008	2,398	26	—	2,424

Additions	509	—	—	509
Accretion of lease obligations	—	1	—	1
Payments	(1,821)	(6)	—	(1,827)
Balance at September 30, 2008	$1,086	$21	$—	$1,107

Of the remaining $21,000 facilities liability at September 30, 2008, approximately $11,000 is expected to be paid during 2009 for ongoing facility obligations. Facility obligations are expected to continue through 2010.
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
As of September 30, 2008, there were no stock appreciation rights or restricted share units awarded from the plan.
Stock Options
The following table summarizes stock option activity for the six months ended September 30, 2008 for stock options awarded by the company under the stock incentive plan and prior plans:

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at April 1, 2008	3,526,910	$14.24
Granted	253,500	9.88
Exercised	—	—
Cancelled/expired	(125,965)	13.91
Forfeited	(37,835)	20.84

Outstanding at September 30, 2008	3,616,610	$13.88

Options exercisable at September 30, 2008	2,779,699	$13.56

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grant during the six months ended September 30, 2008.

Dividend yield	0.72% - 0.77%
Risk-free interest rate	4.19%
Expected life	6.0 years
Expected volatility	43.05% - 43.39%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market values of options granted during the six months ended September 30, 2008 were 246,000 options at $4.39 and 7,500 options at $5.31.
Compensation expense charged to operations during the six months ended September 30, 2008, and 2007, relating to stock options was $0.9 and $1.7 million, respectively. There was no income tax benefit recognized in operations during the six months ended September 30, 2008. As of September 30, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $1.5 million, which is expected to be recognized over a weighted-average period of 11 months. During the six months ended September 30, 2008, no stock options were exercised.
In November 2008, 852,276 outstanding options were forfeited due to management restructuring (refer to Note 15 for more information regarding the restructuring).
The following table summarizes the status of stock options outstanding at September 30, 2008:

	Options outstanding
			Weighted	Options exercisable
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price
$6.63 - $8.29	138,400	$7.63	4.34	138,400	$7.63
$8.29 - $9.95	476,876	9.29	6.07	219,476	8.71
$9.95 - $11.61	30,000	11.17	2.81	30,000	11.17
$11.61 - $13.26	279,500	12.98	2.89	272,000	13.01
$13.26 - $14.92	1,600,500	13.88	4.67	1,600,500	13.88
$14.92 - $16.58	878,834	15.70	7.73	448,498	15.75
$16.58 - $22.21	212,500	22.21	8.64	70,825	22.21

	3,616,610			2,779,699

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the Company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $1.1 million for both the six months ended September 30, 2008 and 2007. As of September 30, 2008, there was $0.6 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 18 months.

The following table summarizes non-vested share activity during the six months ended September 30, 2008 for restricted shares awarded by the company under the stock incentive plan and prior plans:

Outstanding at April 1, 2008	80,900
Granted	81,600
Vested	(94,100)
Forfeited	—

Outstanding at September 30, 2008	68,400

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
In October 2008, 36,000 restricted shares were forfeited due to management restructuring (refer to Note 15 for more information regarding the restructuring).
Performance Shares
Compensation expense charged to operations for performance share awards was $0.2 million and $0.4 million for the six months ended September 30, 2008, and 2007, respectively. As of September 30, 2008, there was $1.8 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 18 months.
The following table summarizes performance share activity during the six months ended September 30, 2008:

Outstanding at April 1, 2008	101,334
Granted	—
Vested	—
Forfeited	—

Outstanding at September 30, 2008	101,334

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
8. Income Taxes
Income tax expense for the three and six months ended September 30, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Effective income tax rate	7.8%	nm	7.8%	63.5%
The decrease in the effective tax rate from the same periods in the prior year was primarily due to the goodwill impairment recognized for the three and six months ended September 30, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.

As of September 30, 2008, the Company had gross unrecognized tax benefits of $6.1 million, of which approximately $4.4 million, if recognized, would favorably affect the Company’s effective tax rate. Gross unrecognized tax benefits increased approximately $0.1 million from March 31, 2008 primarily due an increase in unrecognized tax benefits associated with both current and prior year tax positions which was substantially offset by settlement and the expiration of the statute of limitations associated with uncertain tax positions from a business combination completed in a previous year. As of September 30, 2008, the company had an accrual of approximately $1.5 million for interest and penalties, an increase of $0.3 million from March 31, 2008.
Management does not anticipate that the ongoing nature of examinations in multiple jurisdictions will result in an unfavorable material change to its financial position or results of operations. However, it is reasonably possible that other changes in the unrecognized tax benefits may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations in the next 12 months which cannot be estimated at this time.
9. Earnings (Loss) Per Share
The following data show the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations – basic and diluted	$(105,277)	$1,692	$(165,350)	$4,703

Denominator:
Weighted average shares outstanding – basic	22,602	31,283	22,569	31,333
Effect of dilutive securities:
Stock options and unvested restricted stock	—	632	—	773

Weighted average shares outstanding - diluted	22,602	31,915	22,569	32,106

(Loss) earnings per share from continuing operations Basic and dilutive	$(4.66)	$0.05	$(7.33)	$0.15
Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
For the three and six months ended September 30, 2008, and 2007, options on 2.8 million and 0.3 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
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
The company has a $200 million unsecured credit facility (“Facility”) that expires in 2010. At September 30, 2008, the company had $199 million available under the Facility given certain letter-of-credit commitments. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility was available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility will generally bear interest at various levels over LIBOR. The Facility contains various financial covenants. The company was in default of its covenants as a result of its failure to timely file this report with the SEC and of other technical requirements. There were no amounts outstanding under the Facility at September 30, 2008.
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
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were Retail Solutions Group, Hospitality Solutions Group, and Stack (a reporting unit within the Technology Solutions Group). As such, step two of the impairment test was initiated in accordance with Statement 142. As of June 30, 2008, the step-two analysis had not been completed due to its time consuming nature. In accordance with paragraph 22 of Statement 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008. The step-two analysis has since been completed after updating the discounted cash flow analyses for changes occurring in the second quarter or 2009, resulting in an additional impairment charge of $112.0 million as of September 30, 2008. The three reporting units for which a second quarter impairment was charged were RSG ($6.5 million), HSG (103.4 million), and Stack, a reporting unit within TSG ($2.1 million).

During the six months ended September 30, 2008, changes in the carrying amount of goodwill related to the company’s past acquisitions are as follows:

Balance at April 1, 2008	$298,420
Acquisition of Triangle	2,707
Goodwill adjustment after completion of purchase price allocation for the Eatec acquisition.	(6,406)
Goodwill adjustment to Innovative of $56, InfoGenesis of $138, and Triangle of $22 related to purchase price adjustments	216
Goodwill impairment – Kyrus	(24,910)
Goodwill impairment – IAD	(25,781)
Goodwill impairment – Visual One	(8,032)
Goodwill impairment – Stack	(9,881)
Goodwill impairment – InfoGenesis	(61,300)
Goodwill impairment – Eatec	(15,739)
Goodwill impairment – CTS (refer to Note 6)	(16,811)
Impact of foreign currency translation	(15)

Balance at September 30, 2008	$132,468

Intangible Assets
During the second quarter of 2009, management completed its purchase price allocation for the Eatec acquisition, and assigned $6.2 million of the acquisition cost to identifiable intangible assets as follows: $1.4 million to non-compete agreements, which will be amortized between two and seven years; $2.2 million to customer relationships, which will be amortized over seven years; $1.8 million to developed technology, which will be amortized over five years; and $0.8 million to trade names, which has an indefinite life.
The following table summarizes the company’s intangible assets at September 30, 2008, and March 31, 2008:

	September 30, 2008			March 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$24,957	$(16,228)	$8,729	$26,526	$(13,627)	$12,899
Supplier relationships	28,280	(13,715)	14,565	28,280	(8,336)	19,944
Non-competition agreements	9,610	(2,960)	6,650	8,210	(2,015)	6,195
Developed technology	10,085	(4,939)	5,146	8,285	(3,398)	4,887
Patented technology	80	(80)	—	80	(80)	—

	73,012	(37,922)	35,090	71,381	(27,456)	43,925

Unamortized intangible assets:
Trade names	12,500	N/A	12,500	11,700	N/A	11,700

Total intangible assets	$85,512	$(37,922)	$47,590	$83,081	$(27,456)	$55,625

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
Amortization expense relating to intangible assets for the six months ended September 30, 2008, and 2007 was $10.5 million and $2.8 million, respectively.

The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2009 and each of the five succeeding fiscal years is as follows:

Amount
Year ending March 31
2009 (remaining six months)	$9,491
2010	8,393
2011	4,744
2012	4,512
2013	3,357
2014	2,134

Total estimated amortization expense	$32,631

During the first quarter of 2009, the company took steps to realign its cost structure. Management reorganized the professional services organizational structure, resulting in a $3.0 million restructuring charge for one-time termination benefits. In addition, this restructuring resulted in a $16.8 million goodwill impairment charge and a $3.8 million customer relationship intangible asset impairment charge, both relating to the 2005 CTS acquisition.
12. Investment in Magirus — Held For Sale
During the first quarter of fiscal 2009, the company maintained an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company held a 20% interest in Magirus as of September 30, 2008.
Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). At September 30, 2008, the investment remained held for sale.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
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
In July, 2008, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of approximately $7.3 million. In November 2008, the company sold its 20% ownership interest in Magirus for approximately $2.3 million, resulting in approximately

$9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in a fourth quarter charge of (i) a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and (ii) an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
During the three and six months ending September 30, 2008, the company recognized interest income from its investment in Magirus of $16,981 and $51,064, respectively.
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
Measurement of Segment Operating Results and Segment Assets
The company evaluates performance and allocates resources to its reportable segments based on operating income and “adjusted EBITDA,” which is defined as operating income plus depreciation and amortization expense. Certain costs and expenses arising from the company’s functional departments are not allocated to the reportable segments for performance evaluation purposes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies listed in the company’s Annual Report at March 31, 2008.
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

The following table presents segment profit and related information for each of the company’s reportable segments for the three and six months ended September 30. Please refer to Note 6 for further information on the TSG restructuring charge, and Note 11 for the TSG, RSG, and HSG goodwill impairment charges:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Hospitality
Total revenue	$23,488	$23,639	$48,242	$37,052
Elimination of intersegment revenue	(43)	(13)	(82)	(76)

Revenue from external customers	$23,445	$23,626	$48,160	$36,976

Gross margin	$15,190	$12,690	$30,355	$20,955

	64.8%	53.7%	63.0%	56.7%
Depreciation and Amortization	$1,855	$1,825	$3,186	$2,128
Operating (loss) income	(102,906)	903	(108,765)	2,538

Adjusted EBITDA	$(101,051)	$2,728	$(105,579)	$4,666

Goodwill impairment	$103,387	$—	$110,852	$—

Retail
Total revenue	$29,437	$33,337	$67,704	$53,747
Elimination of intersegment revenue	(148)	(162)	(316)	(232)

Revenue from external customers	$29,289	$33,175	$67,388	$53,515

Gross margin	$6,095	$6,286	$14,495	$11,438

	20.8%	18.9%	21.5%	21.4%
Depreciation and Amortization	$53	$112	$141	$215
Operating (loss) income	(5,942)	1,989	(20,314)	3,067

Adjusted EBITDA	$(5,889)	$2,101	$(20,173)	$3,282

Goodwill impairment	$6,549	$—	$24,910	$—

Technology
Total revenue	$120,047	$138,572	$238,748	$232,672
Elimination of intersegment revenue	(1,343)	(2,104)	(3,107)	(4,259)

Revenue from external customers	$118,704	$136,468	$235,641	$228,413

Gross margin	$29,009	$23,475	$51,446	$40,409

	24.4%	17.2%	21.8%	17.7%
Depreciation and Amortization	$4,061	$670	$8,534	$1,219
Operating income (loss)	5,732	3,903	(26,313)	7,251

Adjusted EBITDA	$9,793	$4,573	$(17,779)	$8,470

Goodwill impairment	$2,084	$—	$9,881	$—
Restructuring charge	510	5	23,573	31

Corporate / Other
Gross margin	$570	$(100)	$2,347	$1,498

Depreciation and Amortization	$1,136	$718	$2,211	$1,682
Operating loss	(11,338)	(10,091)	(24,528)	(21,129)

Adjusted EBITDA	$(10,202)	$(9,373)	$(22,317)	$(19,447)

Consolidated
Total revenue	$172,972	$195,548	$354,694	$323,471
Elimination of intersegment revenue	(1,534)	(2,279)	(3,505)	(4,567)

Revenue from external customers	$171,438	$193,269	$351,189	$318,904

Gross margin	$50,864	$42,351	$98,643	$74,300

	29.7%	21.9%	28.1%	23.3%
Depreciation and Amortization	$7,105	$3,325	$14,072	$5,244
Operating loss	(114,454)	(3,296)	(179,920)	(8,273)

Adjusted EBITDA	$(107,349)	$29	$(165,848)	$(3,029)

Goodwill impairment	$112,020	$—	$145,643	$—
Restructuring charge	510	5	23,573	31

Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States of America. Further, revenues attributable to customers outside the United States of America accounted for less than 6% of total revenues for the three and six months ended September 30, 2008 and 2007. Total revenues for the company’s three specific product areas are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
Hardware	$121,926	$144,307	$250,478	$233,037
Software	14,551	14,250	31,702	26,352
Services	34,961	34,712	69,009	59,515

Total	$171,438	$193,269	$351,189	$318,904

15. Subsequent Events
Liquidity and Capital Resources
The Reserve Fund’s Primary Fund. As of January 7, 2009, approximately $7.7 million of the company’s cash was invested with The Reserve Fund’s Primary Fund, a Triple A rated money market account. Effective September 19, 2008, the Reserve Fund suspended rights of redemption from the Primary Fund. As has been widely reported, the Reserve Fund is working with the Securities and Exchange Commission to liquidate the Reserve Fund however, the timing of the liquidation is uncertain at this time. As the liquidation process completes, the Reserve Fund may impose a partial loss of principal upon the investors, however the company believes that loss, if any, will be negligible.
Credit Facility. The company has no amounts outstanding under its credit facility. As of October 17, 2008, the company’s ability to borrow under its credit facility was suspended. The suspension of the facility was due to the company’s previously announced failure to timely file its 10-K annual report with the SEC due to audit issues relating to Magirus and potential default due to other technical deficiencies. The company is exploring alternative financing arrangements, however, believes there is no immediate need for additional debt availability.
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
Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology—including hardware, software and services—to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Cleveland, Ohio effective October, 2008, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China. The China operations are held for sale effective July 2008. Agilysys has three reportable segments: Hospitality Solutions, Retail Solutions, and Technology Solutions. See note 14 to consolidated financial statements for additional discussion regarding the company’s segments.
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
As a result of the decline in GDP growth and a weak macroeconomic environment, significant risk in the credit markets and changes in demand for IT products, the company is re-evaluating its long-term revenue goals and acquisition strategy.
The company experienced solid demand across its newly acquired businesses, which contributed $72.0 million of incremental sales during the six months ended September 30, 2008. Gross margin as a percentage of sales increased 4.8% year-over-year to 28.1% from 23.3% for the six months ended September 30, 2008, and 2007, respectively, which was above our long-term goal of achieving gross margins in excess of 20%.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations – Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	September 30		(Decrease)
	2008	2007	$	%
Net sales
Product	$136,477	$158,557	$(22,080)	(14.0)%
Service	34,961	34,712	249	0.7

Total	171,438	193,269	(21,831)	(11.3)
Cost of goods sold
Product	112,319	138,582	(26,263)	(19.0)
Service	8,255	12,336	(4,081)	(33.1)

Total	120,574	150,918	(30,344)	(20.1)

Gross margin	50,864	42,351	8,513	20.1
Gross margin percentage	29.7%	21.9%
Operating expenses
Selling, general and administrative expenses	52,788	45,642	7,146	15.7
Impairment of goodwill	112,020	—	112,020	nm
Restructuring charges	510	5	505	nm

Operating loss	$(114,454)	$(3,296)	$(111,158)	nm

Operating income margin	(66.8)%	(1.7)%
Net Sales. The $21.8 million decrease in net sales was due to a decrease in the TSG segment of $17.7 million, a decrease in the RSG segment of $3.9 million, and a decrease in the HSG segment of $0.2 million. The decline in TSG and RSG sales was primarily a result of lower hardware sales volume due to the broad-based decline in demand for IT products. The slight decline in HSG is due to lower sales of its legacy property management software compared with the prior year period. The company is developing a new property management solution that the company plans to launch in fiscal 2010.
Eatec and Triangle were purchased on February 19, 2008, and April 9, 2008, respectfully, and are therefore not included in prior year sales. Eatec contributed $1.6 million and Triangle contributed $0.2 million in the second quarter of fiscal year 2009. Both acquisitions are included in the HSG segment.
Sales by product category were as follows:

	Three Months Ended		Increase
	September 30		(Decrease)
	2008	2007	$	%
Hardware	$121,926	$144,307	$(22,381)	(15.5)%
Software	14,551	14,250	301	2.1
Services	34,961	34,712	249	0.7

Total	$171,438	$193,269	$(21,831)	(11.3)%

The $22.4 million decrease in hardware sales was primarily due to softer demand for IT products, customer delays in information technology infrastructure spending, and an uncertain macroeconomic environment.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended September 30, 2008, are not necessarily indicative of the operating results for the full year 2009.
Gross Margin. The $8.5 million increase in gross margin was primarily due to a $5.5 million increase in the TSG segment and a $2.5 million increase in the HSG segment. The RSG segment remained relatively flat to the prior year quarter. The TSG increase was due to favorable product mix and an increase in vendor rebates received. The HSG increase was due to a favorable product mix with higher sales of proprietary software.
Selling, General and Administrative Expenses. The $7.1 million increase in SG&A expenses was partially due to the company’s recent acquisitions in the HSG segment, which contributed $1.8 million of incremental operating expenses. The remaining $5.3 million increase in SG&A was primarily attributed to a $2.6 million increase in the amortization of intangible assets, a $1.4 million increase in the allowance for bad debts, a $0.5 million increase in annual software liscensing and maintenance costs, and a $0.6 million increase in incremental expenses associated with the development of Guest360.
Impairment of Goodwill. The $112.0 million increase in goodwill impairment was due to the impairment charge taken at September 30, 2008, in three of the company’s reporting units. The three reporting units for which an impairment was charged were RSG ($6.5 million), HSG (103.4 million), and Stack, a reporting unit within TSG ($2.1 million).
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
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were RSG, HSG, and Stack (a reporting unit within TSG). As such, step two of the impairment test was initiated in accordance with Statement 142. As of June 30, 2008, the step-two analysis had not been completed due to its time consuming nature. In accordance with paragraph 22 of Statement 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008. The analysis was completed during the second quarter of 2009 and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses updated for changes occurring in the second quarter of 2009), to the implied goodwill of the unit, in accordance with Statement 142. The completion of the analysis resulted in an impairment charge of $112.0 million at September 30, 2008. As disclosed as a subsequent event in the company’s Form 10-Q at June 30, 2008, due to changing factors that occurred in the second quarter of 2009, primarily a decline in the company’s business outlook, the company expected to incur an additional goodwill impairment charge of up to $250 million as of September 30, 2008, after the step-two analysis was completed.
Restructuring Expense. The $0.5 million increase was primarily due to an additional $0.5 million expense for the one-time termination benefits resulting from workforce reductions in the TSG segment during the first half of 2009, as discussed in Note 6 to the consolidated financial statements.

Other (Income) Expenses

	Three Months Ended		Favorable
	September 30		(Unfavorable)
	2008	2007	$	%
Other (income) expenses
Other (income) expense, net	$(242)	$269	$511	190.0)%
Interest income	(215)	(3,654)	(3,439)	(94.1)
Interest expense	197	181	(16)	(8.8)

Total other income	$(260)	$(3,204)	$(2,944)	(91.9)%

Other expense, net. The 190.0% favorable change in other expense, net, was principally driven by the year-over-year change from the equity method to the cost method of accounting for the company’s investment in Magirus.
Interest income and expense. The 94.1% unfavorable change in interest income was due to lower average cash and cash equivalent balance in the current quarter compared with the same period last year. The higher cash and cash equivalent balance in the prior year was driven by the cash generated from the sale of KSG in March 2007.
Income Tax Expense. Income tax expense for the three months ended September 30, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 7.8% and “nm” for the three months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate from the same period in the prior year was primarily due to the $112.0 million of goodwill impairment recognized for the three months ended September 30, 2008, which is a discrete item the majority of which has no corresponding tax benefit. The effective tax rate for continuing operations for the second quarter of the prior year were higher than the statutory rates principally due to compensation expense associated with incentive stock option awards which was partially offset by the recognition of a discrete income tax benefit of $1.7 million related to previously unrecognized tax benefits associated with an effective settlement with tax authorities in certain state and federal jurisdictions.
Results of Operations – Year to Date
Net Sales and Operating Income

	Six Months Ended		Increase
	September 30		(Decrease)
	2008	2007	$	%
Net sales
Product	$282,180	$259,389	$22,791	8.8%
Service	69,009	59,515	9,494	16.0

Total	351,189	318,904	32,285	10.1
Cost of goods sold
Product	233,306	226,149	7,157	3.2
Service	19,240	18,455	785	4.3

Total	252,546	244,604	7,942	3.2

Gross margin	98,643	74,300	24,343	32.8
Gross margin percentage	28.1%	23.3%
Operating expenses
Selling, general and administrative expenses	109,347	82,542	26,805	32.5
Impairment of goodwill	145,643	—	145,643	nm
Restructuring charges	23,573	31	23,542	nm

Operating loss	$(179,920)	$(8,273)	$(171,647)	nm

Operating loss margin	(51.2)%	(2.6)%

Net Sales. The $32.3 million increase in net sales was due to an increase in the TSG segment of $7.2 million, an increase in the RSG segment of $13.9 million, and an increase in the HSG segment of $11.2 million. The increase in the sales was due to the company’s recent acquisitions discussed below. The incremental revenue from acquisitions was offset by a decrease in organic revenue, primarily due to soft demand for server and storage related products.
Eatec and Triangle were acquired on February 19, 2008, and April 9, 2008, respectfully. Therefore, their sales were not included in prior year sales. Eatec contributed $3.2 million and Triangle contributed $1.1 million for the year to date ended September 30, 2008. Both acquisitions are classified in the HSG segment. InfoGenesis and Innovative were acquired on June 18, 2007, and July 2, 2007, respectively, therefore their sales were only included in a portion of the prior year total net sales. In the current year, InfoGenesis contributed an additional $8.5 million and is classified in the HSG segment. Innovative contributed an additional $59.2 million and is classified in the TSG segment.
Sales by product category were as follows:

	Six Months Ended		Increase
	September 30		(Decrease)
	2008	2007	$	%
Hardware	$250,477	$233,037	$17,440	7.5%
Software	31,702	26,352	5,350	20.3
Services	69,010	59,515	9,495	16.0

Total	$351,189	$318,904	$32,285	10.1%

Of the $17.4 million increase in hardware sales, $56.8 million was the result of incremental sales from the company’s recent acquisitions. Recent HSG acquisitions include Eatec and Triangle which were purchased on February 19, 2008, and April 9, 2008, respectively, as well as the incremental sales of InfoGenesis which was purchased on June 18, 2007. Innovative, a TSG acquisition, was purchased on July 2, 2007, and accounted for approximately 96.2% of the $56.8 million incremental hardware sales from acquisitions. Aside from the $56.8 million incremental hardware sales from the company’s recent acquisitions, hardware sales from the company’s existing business decreased $39.4 million, or 16.9%, compared with last year due to lower volume caused by the broad-based decline in IT spending.
Of the $5.4 million increase in software sales, $4.3 million was primarily a result of incremental sales from the company’s recent HSG acquisitions. The remaining $1.1 million increase in software sales was driven by higher sales of remarketed software offerings from the company’s existing business.
Of the $9.5 million increase in service revenue, $11.0 million was the result of incremental sales from the company’s recent acquisitions. Aside from the recent acquisitions, the company’s existing business decreased $1.5 million. The decrease was primarily attributed to lower volume of remarketed service revenue.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the six months ended September 30, 2008, are not necessarily indicative of the operating results for the full year 2009.
Gross Margin. The $24.3 million increase in gross margin was primarily due to an $11.0 million increase in the TSG segment, a $3.1 million increase in the RSG segment, and a $9.4 million increase in the HSG segment. The TSG increase can be attributed to the increase in sales, as well as a favorable product mix and an increase in rebates received. The HSG and RSG increase can also be attributed to the increase in sales, as well as higher sales of proprietary software in the HSG segment.
Selling, General and Administrative Expenses. The $26.8 million increase in SG&A expenses was principally due to the company’s recent acquisitions, which contributed $20.7 million of incremental operating expenses. The remaining $6.1 million increase in SG&A was primarily attributed to a $2.1 million increase in compensation and benefits, a $0.9 million increase in professional fees, a $0.5 million increase in repairs and maintenance, a $0.5 million increase in depreciation, a $0.4 million increase in travel and entertainment, and a $0.4 million increase in advertising and promotions.
Impairment of Goodwill. The $145.6 million increase in Goodwill Impairment was due to the charge taken at June 30, 2008 and September 30, in three of the company’s reporting units. The three reporting units for which an impairment was charged were RSG ($24.9 million), HSG ($110.8 million), and Stack, a reporting unit within TSG ($9.9 million).
Goodwill is tested for impairment at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed under Note 14 to consolidated financial statements, the company has three operating segments and six reporting units.
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were Retail Solutions Group, Hospitality Solutions Group, and Stack (a reporting unit within the Technology Solutions Group). As such, step two of the impairment test was initiated in accordance with Statement 142. As of June 30, 2008, the step-two analysis had not been completed due to its time consuming nature. In accordance with paragraph 22 of Statement 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008. The analysis was completed during the second quarter of 2009 and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses updated for changes occurring in the second quarter of 2009), to the implied goodwill of the unit, in accordance with Statement 142. The completion of the analysis resulted in an impairment charge of $112.0 million at September 30, 2008.
Restructuring Expense. The $23.5 million increase was primarily due to a $20.6 million expense for the impairment of goodwill and intangible assets and a $3.0 million expense for the one-time termination benefits resulting from workforce reductions.
Other (Income) Expenses

	Six Months Ended		Favorable
	September 30		(Unfavorable)
	2008	2007	$	%
Other (income) expenses
Other income, net	$(480)	$(891)	$(411)	(46.1)%
Interest income	(462)	(10,651)	(10,189)	(95.7)
Interest expense	452	393	(59)	(15.0)

Total other income	$(490)	$(11,149)	$(10,659)	(95.6)%

Other income, net. The 46.1% unfavorable change in other income, net, was principally driven by the year-over-year change from the equity method to the cost method of accounting for the company’s investment in Magirus.

Interest income and expense. The 95.7% unfavorable change in interest income was due to lower average cash and cash equivalent balance in the current quarter compared with the same period last year. The higher cash and cash equivalent balance in the prior year was driven by the cash generated from the sale of KSG in March 2007.
Income Tax Expense. Income tax expense for the six months ended September 30, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 7.8% and 63.5% for the three months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate from the same period in the prior year was primarily due to the $145.6 million of goodwill impairment recognized for the six months ended September 30, 2008, which is a discrete item the majority of which has no corresponding tax benefit. The effective tax rate for continuing operations for the first half of the prior year were higher than the statutory rates principally due to compensation expense associated with incentive stock option awards which was partially offset by the recognition of a discrete income tax benefit of $2.8 million related to previously unrecognized tax benefits associated with an effective settlement with tax authorities in certain state and federal jurisdictions.
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
Business Combinations
2009 Acquisition
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying condensed consolidated financial statements from that date forward. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $2.7 million was assigned to goodwill. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Triangle acquisition will not be deductible for income tax purposes.
2008 Acquisitions
Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.4 million was assigned to goodwill. Goodwill resulting from the Eatec acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $1.3 million relating to the Eatec acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”). The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008 relating to the Eatec acquisition in the amount of $14.4 million. Refer to Note 11 to consolidated financial statements for further discussion of the company’s goodwill and intangible assets.
During the second quarter of 2009, management completed its purchase price allocation and assigned $6.2 million of the acquisition cost to identifiable intangible assets as follows: $1.4 million to non-compete agreements, which will be amortized between two and seven years; $2.2 million to customer relationships, which will be amortized over seven years; $1.8 million to developed technology, which will be amortized over five years; and $0.8 million to trade names, which has an indefinite life.
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying condensed consolidated financial statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. During the fourth quarter of 2008, the company recognized $35.0 million paid previously, of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35 million paid previously. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.

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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $10.8 million to trade names, which have an indefinite life. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $3.9 million relating to the Infogenesis acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142. The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Infogenesis acquisition in the amount of $57.4 million. Refer to Note 11 to consolidated financial statements for further discussion of the company’s goodwill and intangible assets.

Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1, 2007:

	Actual	Proforma
	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007
Net Sales	$351,189	$399,837
(Loss) income from continuing operations	$(165,350)	$6,156
Net (loss) income	$(166,624)	$7,496
Earnings per share – basic
(Loss) income from continuing operations	$(7.33)	$0.20
Net (loss) income	$(7.38)	$0.24
Earnings per share – diluted
(Loss) income from continuing operations	$(7.33)	$0.19
Net (loss) income	$(7.38)	$0.23
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $7.8 million relating to the Stack acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142. The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Stack acquisition in the amount of $2.1 million. Refer to Note 11 to consolidated financial statements for further discussion of the company’s goodwill and intangible assets.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes. In the first quarter of 2009, a non-cash goodwill impairment charge was taken in the amount of $0.5 million relating to the Visual One acquisition. This was an estimate as of June 30, 2008, pending the completion of the company’s step-two analysis in accordance with Statement 142. The company has since completed the step-two analysis after updating the discounted cash flow analyses for changes that occurred in the second quarter of 2009, resulting in an additional goodwill impairment charge at September 30, 2008, relating to the Visual One acquisition in the amount of $7.5 million. Refer to Note 11 to consolidated financial statements for further discussion of the company’s goodwill and intangible assets.
Discontinued Operations
China and Hong Kong Operations
In July 2008, the company met the requirements of FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) to classify its Hong Kong and China operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired the Hong Kong and China businesses of the Technology Solutions Group in December 2005. The assets and liabilities of these operations are recorded as “held for sale” on the company’s balance sheet, and the operations are reported as discontinued operations in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). As of the January 13, 2009, the company is in negotiations with potential buyers for these assets and operations.
Sale of Assets and Operations of KeyLink Systems Distribution Business
During 2007, the company sold the assets and operations of KSG for $485.0 million in cash, subject to a working capital adjustment. At March 31, 2007, the final working capital adjustment was $10.8 million. Through the sale of KSG, the company exited all distribution-related businesses and now exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and intends to redeploy the proceeds to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations.
Investment in Magirus — Held For Sale
During the first quarter of fiscal 2009, the company maintained an equity interest in Magirus AG (“Magirus”), a privately-owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The company held a 20% interest in Magirus as of September 30, 2008.
Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). At September 30, 2008, the investment remained held for sale.
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
In July, 2008, the company received a dividend from Magirus (as a result of Magirus selling its distribution business in fiscal 2008) of approximately $7.3 million. In November 2008, the company sold its 20% ownership interest in Magirus for approximately $2.3 million, resulting in approximately $9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in a fourth quarter charge of (i) $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and (ii) an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
During the three and six months ending September 30, 2008, the company recognized interest income from its investment in Magirus of $16,981 and $51,064, respectively.
Recently Issued Accounting Pronouncements
Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, including FASB Statement 162, 161, 141R, 160, and 159. The company will disclose if the adoption of any accounting pronouncements results in any material changes to the financial statements. During the second quarter of fiscal 2009, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at September 30, 2008. The company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of September 30, 2008 and March 31, 2008, the company’s total debt balance was $1.0 million, and consisted of capital lease obligations.

Revolving Credit Facility
The company has a $200 million unsecured credit facility (“Facility”) that is scheduled to expire in 2010. The Facility includes a $20 million sub-facility for letters of credit and a $20 million sub-facility for swingline loans. The Facility was available to refinance existing debt, provide for working capital requirements, capital expenditures and general corporate purposes of the company including acquisitions. Borrowings under the Facility bears interest at various levels over LIBOR. The company has no amounts outstanding under its credit facility. As of October 17, 2008, the company’s ability to borrow under its credit facility was suspended. The suspension of the facility was due to the company’s previously announced failure to timely file its 10-K annual report with the SEC due to audit issues relating to Magirus, and potential default of covenants due to other technical deficiencies. The company is exploring alternative financing arrangements, however, believes there is no immediate need for additional debt availability.
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
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the six months ended September 30, 2008, and 2007:

	Six Months Ended		Increase
	September 30		(Decrease)
	2008	2007	$
Net cash flows (used for) provided by continuing operations:
Operating activities	$(88,562)	$(142,617)	$54,055
Investing activities	(5,572)	(211,781)	206,209
Financing activities	74,146	(86,598)	160,744
Effect of foreign currency fluctuations on cash	(101)	1,289	(1,390)

Cash flows used for continuing operations	(20,089)	(439,707)	419,618
Net cash flows provided by discontinued operations	6	3,308	(3,302)

Net decrease in cash and cash equivalents	$(20,083)	$(436,399)	$(416,316)

Cash Flows from Operating Activities. The company’s use of cash for operating activities during the six months ended September 30, 2008, decreased $54.1 million compared with the same period last year. The decrease was principally due to the income tax payments made during the six months ended September 30, 2007 as a result of the gain on sale of KSG in March 2007. The cash outflow for the 2007 income tax payments was partially offset by a decrease in Accrued Liabilities which can be attributed to the Innovative earn-out payment of $35.0 million. The remainder of the decrease during the six months ended September 30, 2008, was principally driven by changes in working capital, particularly the transition to floor plan financing, which is recorded as a financing activity.

Cash Flows from Investing Activities. The company’s use of cash for investing activities during the six months ended September 30, 2008 decreased $206.2 million compared with the same period last year. The decrease was principally due to the business acquisitions made in the prior year, which were funded by cash on hand. Cash paid for the Triangle acquisition made in the current year was $2.4 million, compared to the cash paid for Stack, InfoGenesis, and Innovative in the first half of the prior year of $212.8 million. The prior period’s use of cash was offset by $4.8 million received from the redemption of the company’s cost investment in an affiliated company during the prior year, and the six months ended September 30, 2008’s use of cash for investing activities was more than completely offset by the cash received from the Magirus cost basis investment. In addition, the company reclassified the $7.7 million remaining in the Reserve Primary Fund as a cash outflow from investing activities. Refer to Note 2 to the consolidated financial statements for more information regarding The Reserve Primary Fund.
Cash Flows from Financing Activities. The company’s cash provided by financing activities during the six months ended September 30, 2008, increased $160.7 million compared with the same period last year. The increase was due to the cash provided by the company’s floor plan financing agreement, which contributed $75.6 million in the current quarter, and the outflow in the prior year as a result of the company’s purchase of treasury shares for $86.1 million.
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
Critical Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2008, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. For the second quarter of 2009, the company completed a “step-two” analysis of FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”). This was required due to potential goodwill impairment indicators that arose during the first quarter of 2009. For the first quarter of 2009, the “step-two” analysis was initiated and an estimated impairment charge of $33.6 million was taken as of June 30, 2008, pending completion of the analysis. The analysis was updated and completed for the second quarter of 2009 and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses), to the implied goodwill of the unit, in accordance with Statement 142. Refer to Note 11 to consolidated financial statements for further information on goodwill impairment. At September 30, 2008, the company had $36.2 million invested in The Reserve Primary Fund. Due to liquidity issues, the fund has temporarily ceased honoring redemption requests. The Board of Trustees of the fund subsequently voted to liquidate the assets of the fund, and approved a distribution of cash to the investors. As of the date of this filing, the company has received $28.5 million of the investment, with $7.7 million remaining in the fund. As a result of the delay in the cash distribution, we have reclassified the remaining $7.7 million from cash and cash equivalents to Short-term investments on the balance sheet, and accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. As of January 13, 2009, the company is unable to estimate the amount of loss, if any, that will be recognized upon final liquidation of the fund. There have been no other significant changes to the critical accounting policies that were included in the company’s Annual Report as of March 31, 2008.
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
Change in Internal Control over Financial Reporting. The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No change in our internal control over financial reporting occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the second quarter of fiscal 2009, the company continued to implement the remedial measures described above.
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

AGILYSYS, INC.
Date: January 13, 2009	/s/ Martin F. Ellis
Martin F. Ellis
President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2009	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)