Form 10-Q
period 2008-12-31
AGILYSYS INC
filed 2009-02-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of January 21, 2009 was 22,672,040.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands, except share and per share data)	2008	2007	2008	2007
Net sales:
Products	$185,311	$212,682	$467,491	$472,071
Services	38,765	35,230	107,774	94,745

Total net sales	224,076	247,912	575,265	566,816
Cost of goods sold:
Products	135,875	176,678	369,181	402,827
Services	28,423	13,915	47,664	32,370

Total cost of goods sold	164,298	190,593	416,845	435,197

Gross margin	59,778	57,319	158,420	131,619
Selling, general and administrative expenses	48,312	54,457	157,659	136,999
Impairment of goodwill	—	—	145,643	—
Restructuring charges (credits)	13,357	(3)	36,930	28

Operating (loss) income	(1,891)	2,865	(181,812)	(5,408)
Other expense (income):
Other expense (income), net	88	1,022	(392)	131
Interest income	(59)	(1,620)	(521)	(12,271)
Interest expense	1,725	235	2,177	628

(Loss) income before income taxes	(3,645)	3,228	(183,076)	6,104
Income tax (benefit) expense	(1,402)	1,785	(15,481)	(42)

(Loss) income from continuing operations	(2,243)	1,443	(167,595)	6,146
(Loss) income from discontinued operations, net of tax (benefits) expense of $(424) and $543 for the three months ended December 31, 2008 and 2007, respectively and $(1,027) and $1,619 for the nine months ended December 31, 2008 and 2007, respectively	(1,477)	512	(2,751)	1,841

Net (loss) income	$(3,720)	$1,955	$(170,346)	$7,987

Earnings per share — basic and diluted
(Loss) income from continuing operations	$(0.10)	$0.06	$(7.42)	$0.20
(Loss) income from discontinued operations	(0.07)	0.02	(0.12)	0.07

Net (loss) income	$(0.17)	$0.08	$(7.54)	$0.27

Weighted average shares outstanding
Basic	22,603,641	25,760,225	22,580,726	29,476,958
Diluted	22,603,641	26,112,682	22,580,726	30,109,946

Cash dividends per share	$0.03	$0.03	$0.09	$0.09
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2008 are unaudited)

	December 31	March 31
(In thousands)	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$72,411	$69,935
Accounts receivable, net	172,034	166,900
Inventories, net	25,485	25,408
Deferred income taxes	23,706	3,788
Prepaid expenses and other current assets	3,579	2,756
Assets held for sale	2,971	4,810
Income taxes receivable	3,624	4,960
Assets of discontinued operations — current	773	369

Total current assets	304,583	278,926
Goodwill	132,638	298,420
Intangible assets, net	42,619	55,625
Investment in cost basis company	—	9,549
Other non-current assets	33,679	25,779
Property and equipment, net	26,809	27,572

Total assets	$540,328	$695,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,112	$96,199
Floor plan financing in default	145,875	14,552
Liabilities held for sale	—	1,951
Deferred revenue	9,036	16,232
Accrued and other current liabilities	36,054	58,117
Liabilities of discontinued operations — current	646	610

Total current liabilities	197,723	187,661
Other non-current liabilities	28,860	27,262
Liabilities of discontinued operations — non-current	1,768	232
Shareholders’ equity:
Common shares, without par value, at $0.30 stated value; authorized 80,000,000 shares; 31,568,818 issued	9,366	9,366
Treasury stock (8,896,778 shares in December 2008 and 8,978,378 in March 2008)	(2,669)	(2,694)
Capital in excess of stated value	(10,668)	(11,469)
Retained earnings	317,844	488,050
Accumulated other comprehensive income	(1,896)	(2,537)

Total shareholders’ equity	311,977	480,716

Total liabilities and shareholders’ equity	$540,328	$695,871

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31
(In thousands)	2008	2007
Operating activities:
Net (loss) income	$(170,346)	$7,987
Add: Loss (income) from discontinued operations	2,751	(1,841)

(Loss) income from continuing operations	(167,595)	6,146
Adjustments to reconcile net (loss) income from continuing operations to net cash used for operating activities (net of effects from business acquisitions):
Impairment of goodwill and intangible assets	166,223	—
Gain on redemption of cost investment	—	(1,330)
Gain on cost investment	(57)	—
Depreciation	2,863	2,501
Amortization	18,362	10,863
Deferred income taxes	(20,087)	(455)
Stock based compensation	825	4,606
Excess tax benefit from exercise of stock options	—	(97)
Changes in working capital:
Accounts receivable	(4,849)	(31,421)
Inventories	(31)	(27,035)
Accounts payable	(90,739)	32,552
Accrued liabilities	5,596	2,894
Accrued Innovative earnout	(35,000)	—
Income taxes payable	1,359	(134,047)
Other changes, net	(822)	912
Other non-cash adjustments	1,788	(24)

Total adjustments	45,431	(140,081)

Net cash used for operating activities	(122,164)	(133,935)

Investing activities:
Claim on The Reserve Fund’s Primary Fund	(7,657)	—
Change in cash surrender value of company owned life insurance policies	(155)	(103)
Proceeds from redemption of cost basis investment	9,513	4,770
Acquisition of businesses, net of cash acquired	(2,381)	(212,741)
Purchase of property and equipment	(4,335)	(5,981)

Net cash used for investing activities	(5,015)	(214,055)

Financing activities:
Purchase of treasury shares	—	(120,471)
Floor plan financing agreement, net	131,323	—
Dividends paid	(2,038)	(2,690)
Issuance of common shares	—	1,447
Principal payment under long term obligations	(71)	(190)
Excess tax benefit from exercise of stock options	—	97

Net cash provided by (used for) financing activities	129,214	(121,807)

Effect of exchange rate changes on cash	(69)	1,575

Cash flows provided by (used for) continuing operations	1,966	(468,222)
Cash flows provided by discontinued operations:
Operating cash flows	510	2,411

Net increase (decrease) in cash	2,476	(465,811)
Cash at beginning of period	69,935	604,215

Cash at end of period	$72,411	$138,404

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
The condensed consolidated balance sheet as of December 31, 2008, as well as the condensed consolidated statements of operations for the three and nine month periods ended December 31, 2008, and 2007, and the condensed consolidated statements of cash flows for the nine month periods ended December 31, 2008, and 2007 have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature.
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three and nine months ended December 31, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of the KeyLink Systems Distribution Business and the Hong Kong and China operations as discontinued operations (see note 4).
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2008, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. For the second quarter of 2009, the company completed a “step-two” analysis of FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”). This was required due to potential goodwill impairment indicators that arose during the first quarter of 2009. For the first quarter of 2009, the company initiated the “step-two” analysis and recognized an estimated impairment charge as of June 30, 2008, pending completion of the analysis. The analysis was updated and completed for the second quarter of 2009 and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses), to the implied goodwill of the unit, in accordance with Statement 142. The company will conduct its annual impairment test again on February 1, 2009, which includes an update to the company’s discounted cash flow analyses and cost of capital assumptions. Because of the significant decline in the company’s market capitalization that has occurred since October 2008, it is possible that further goodwill impairment could be incurred in the fourth quarter of 2009. Refer to Note 11 for further information on goodwill impairment.
At September 30, 2008, the company had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues, The Primary Fund has temporarily ceased honoring redemption requests. The Board of Trustees of The Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. As of the date of this filing, the company has received $28.5 million of the investment, with $7.7 million remaining in The Primary Fund. As a result of the delay in cash distribution, we have reclassified the remaining $7.7 million from cash and cash equivalents to investments in other non-current assets on the balance sheet, and, accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. In addition, as of December 31, 2008, the company estimated and recorded a loss on its investment in the fund. The loss was estimated as 3% of the company’s original investment in the fund, resulting in a $1.1 million charge to interest expense. The company is unable to estimate the timing of future distributions.
There have been no other significant changes to the accounting policies that were included in the company’s Annual Report as of March 31, 2008.
Recently Issued Accounting Standards
Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, including FASB Statement 162, 161, 141R, 160, and 159. The company will disclose if the adoption of any accounting pronouncements results in any material changes to the financial statements. During the third quarter of fiscal 2009, no material changes resulted from the adoption of recent accounting pronouncements.
3. Recent Acquisitions
In accordance with FASB Statement No. 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.
2009 Acquisition
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying condensed consolidated financial statements from that date forward. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $2.7 million was originally assigned to goodwill. Due to a purchase price adjustment during the third quarter of $0.4 million, the goodwill attributed to the Triangle acquisition is $3.1 million at December 31, 2008. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Triangle acquisition will not be deductible for income tax purposes.
2008 Acquisitions
Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.3 million was assigned to goodwill. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Eatec acquisition in the amounts of $1.3 million and $14.4 million, respectively. As of December 31, 2008, $2.6 million remains on the company’s balance sheet as goodwill relating to the Eatec acquisition.
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
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying condensed consolidated financial statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. As a result of existing and anticipated EBITDA, during the fourth quarter of 2008, the company recognized $35.0 million paid subsequently, of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, due to certain changes in the sourcing of materials, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35 million paid previously. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
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
InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $10.8 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the InfoGenesis acquisition in the amounts of $3.9 million and $57.4 million, respectively. As of December 31, 2008, $10.5 million remains on the company’s balance sheet as goodwill relating to the InfoGenesis acquisition.
Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1, 2007:

	Actual	Proforma
	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2007
Net Sales	$575,265	$647,749
(Loss) income from continuing operations	$(167,595)	$7,278
Net (loss) income	$(170,346)	$9,128
Earnings per share — basic
(Loss) income from continuing operations	$(7.42)	$0.25
Net (loss) income	$(7.54)	$0.31
Earnings per share — diluted
(Loss) income from continuing operations	$(7.42)	$0.24
Net (loss) income	$(7.54)	$0.30
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Stack acquisition in the amounts of $7.8 million and $2.1 million, respectively. As of December 31, 2008, $3.4 million remains on the company’s balance sheet as goodwill relating to the Stack acquisition.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Visual One acquisition in the amounts of $0.5 million and $7.5 million, respectively. As of December 31, 2008, $1.4 million remains on the company’s balance sheet as goodwill relating to the Visual One acquisition.
4. Discontinued Operations
China and Hong Kong Operations
In July, 2008, the company met the requirements of FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”) to classify its Hong Kong and China operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired the Hong Kong and China businesses of the Technology Solutions Group in December 2005. The assets and liabilities of these operations are recorded as “held for sale” on the company’s balance sheet, and the operations are reported as discontinued operations in accordance with Statement 144. During January 2009, the company closed the sale of its Hong Kong and China operations, receiving proceeds of $1.4 million, resulting in a loss on sale of discontinued operations. As a result, for the period ended December 31, 2008, the company has recorded a $1.4 million charge within discontinued operations to write the held-for-sale assets to their estimated fair value. The remaining assets and liabilities of the Hong Kong and China operations continue to be classified as held for sale on the company’s balance sheet as of December 31, 2008.
Sale of Assets and Operations of KeyLink Systems Distribution Business
During 2007, the company sold the assets and operations of KSG for $485.0 million in cash, subject to a working capital adjustment. At March 31, 2007, the final working capital adjustment was $10.8 million. Through the sale of KSG, the company exited all distribution-related businesses and now exclusively sells directly to end-user customers. By monetizing the value of KSG, the company significantly increased its financial flexibility and has redeployed the proceeds to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. As such, the operating results of KSG, along with the gain on sale, have been reported as a component of discontinued operations.
In connection with the sale of KSG, the company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. Under the PPA, the company is required to purchase a minimum of $330 million worth of products each year during the term of the agreement (5 years), adjusted for product availability and other factors.
Loss from discontinued operations for the quarter ended December 31, 2008, consists primarily of the $1.4 million charge in discontinued operations due to the estimated loss on the January 2009 sale of the Hong Kong and China operations. Also included were losses of $0.4 million from the Hong Kong and China operations, as well as a $0.1 million loss from the resolution and settlement of obligations and contingencies of KSG.
Components of Results of Discontinued Operations
For the periods ended December 31, 2008, and 2007, income (loss) from discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Discontinued operations:
Resolution of contingencies	$(87)	$1,495	$(1,572)	$4,567
Income (loss) from operations of IED	1	22	(10)	(30)
Loss on sale of Asia operations	(1,388)	—	(1,388)	—
Assets held for sale	(427)	(462)	(808)	(1,077)

	(1,901)	1,055	(3,778)	3,460
Provisions for income tax (benefit) expense	(424)	543	(1,027)	1,619

(Loss) income from discontinued operations	$(1,477)	$512	$(2,751)	$1,841

5. Comprehensive Income
Comprehensive (loss) income  is the total of net (loss) income  plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive (loss) income. Changes in the components of accumulated other comprehensive (loss) income for year-to-date 2009 and 2008 are as follows:

	Foreign			Accumulated
	currency	Unrealized	Minimum	other
	translation	gain on	pension	comprehensive	Comprehensive
	adjustment	securities	liability	income	Income/(Loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during First Quarter 2009	97	(1)	—	96	$96

Balance at June 30, 2008	(146)	(75)	(2,220)	(2,441)
Net loss for QTD June 30, 2008					$(60,036)

Change during Second Quarter 2009	(300)	—	—	(300)	$(300)

Balance at September 30, 2008	(446)	(75)	(2,220)	(2,741)
Net loss for QTD September 30, 2008					$(106,590)

Change during Third Quarter 2009	(1,157)	(6)	2,008	845	$845

Balance at December 31, 2008	(1,603)	(81)	(212)	(1,896)
Net loss for QTD December 31, 2008					$(3,720)

Total Comprehensive loss for nine months ended December 31, 2008					$(169,705)

	Foreign			Accumulated
	currency	Unrealized	Minimum	other
	translation	gain on	pension	comprehensive	Comprehensive
	adjustment	securities	liability	income	Income/(Loss)
Balance at April 1, 2007	$1,260	$95	$(3,019)	$(1,664)
Change during First Quarter 2008	1,111	(84)	—	1,027	$1,027

Balance at June 30, 2007	2,371	11	(3,019)	(637)
Net income for QTD June 30, 2007					$2,592

Change during Second Quarter 2008	423	(32)	—	391	$391

Balance at September 30, 2007	2,794	(21)	(3,019)	(246)
Net income for QTD September 30, 2007					$3,440

Change during Third Quarter 2008	256	(45)	—	211	$211

Balance at December 31, 2007	3,050	(66)	(3,019)	(35)
Net income for QTD December 31, 2007					$1,955

Total Comprehensive income for nine months ended December 31, 2007					$9,616

6. Restructuring Charges
2009 Restructuring Activity
Management Restructuring. During the third quarter of 2009, the company took steps to realign its cost and management structure. During October 2008, the company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four company vice presidents were terminated, as well as other support personnel. The company also relocated its headquarters from Boca Raton, Florida, to Cleveland, Ohio, where the company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in a restructuring charge of $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan. These restructuring charges for the quarter are included in the Corporate segment.
Professional Services Restructuring. During the first two quarters of 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups. The company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. The cost reduction resulted in a $2.5 million and $0.4 million charge for one-time termination benefits relating to a workforce reduction in the first and second quarters of 2009, respectively. The workforce reduction was comprised mainly of service delivery personnel. Payment of these one-time termination benefits is expected to be substantially complete in 2009. This restructuring also resulted in a $20.6 million impairment to goodwill and intangible assets in the first quarter of 2009, related to the company’s 2005 acquisition of the CTS Corporations. The entire $23.5 million restructuring charge relates to the Technology Solutions Group.
The two restructuring actions discussed above resulted in a $36.9 million restructuring charge for the nine months ending December 31, 2008.
2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits was substantially complete in 2008.
2006 Restructuring Activity
During 2006, the company recorded restructuring charges of $4.2 million to consolidate a portion of its operations in order to reduce costs and increase operating efficiencies. Costs incurred in connection with the restructuring comprised of one-time termination benefits and other associated costs resulting from workforce reductions as well as facilities costs relating to the exit of certain leased facilities. Costs of $2.5 million were incurred to reduce the workforce of KSG, professional services business and to execute a senior management realignment and consolidation of responsibilities. Facilities costs of $1.7 million represented the present value of qualifying exit costs, offset by an estimate for future sublease income.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance
	and other
	employee		Long-lived	Other	SERP
	costs	Facilities	Intangibles	Expenses	Curtailment	Total
Balance at April 1, 2008	$1	$43	$—	$—	$—	$44
Additions	2,492	—	20,571	—	—	23,063
Payments	(95)	(17)	—	—	—	(112)
Write-off of intangibles	—	—	(20,571)	—	—	(20,571)

Balance at June 30, 2008	$2,398	$26	$—	$—	$—	$2,424
Additions	509	—	—	—	—	509
Accretion of lease obligations	—	1	—	—	—	1
Payments	(1,821)	(6)	—	—	—	(1,827)

Balance at September 30, 2008	$1,086	$21	$—	$—	$—	$1,107
Additions	7,416	1,251	—	172	4,496	13,335
Accretion of lease obligations	—	22	—	—	—	22
Payments	(1,643)	(75)	—	(132)	(4,496)	(6,346)

Balance at December 31, 2008	$6,859	$1,219	$—	$40	$—	$8,118

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
As of December 31, 2008, there were no stock appreciation rights or restricted share units awarded from the plan.
Stock Options
The following table summarizes stock option activity for the nine months ended December 31, 2008 for stock options awarded by the company under the stock incentive plan and prior plans:

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at April 1, 2008	3,526,910	$14.24
Granted	713,500	5.05
Exercised	—	—
Cancelled/expired	(239,741)	12.92
Forfeited	(152,836)	16.31

Outstanding at December 31, 2008	3,847,833	$12.54

Options exercisable at December 31, 2008	2,665,923	$13.64

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grant during the nine months ended December 31, 2008.

Dividend yield	0.72% - 0.89%
Risk-free interest rate	4.19% - 4.26%
Expected life	6.0 years
Expected volatility	43.05% - 63.26%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The fair market values of options granted during the nine months ended

December 31, 2008 were 246,000 options at $4.39, 7,500 options at $5.31, 285,000 options at $1.44 and 175,000 options at $1.26.
Compensation expense charged to operations during the nine months ended December 31, 2008, and 2007, relating to stock options was $(22,000) and $2.6 million, respectively. This included a $1.5 million reversal in stock option expense due to a change in the estimate of the forfeiture rate which was updated due to the management restructuring actions. There was no income tax benefit recognized in operations during the nine months ended December 31, 2008. As of December 31, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 11 months. During the nine months ended December 31, 2008, no stock options were exercised.
The following table summarizes the status of stock options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price

$1.00 - $6.63	460,000	$2.38	9.87	—	$0.00
$6.63 - $8.29	138,400	7.63	3.64	138,400	7.63
$8.29 - $9.95	390,600	9.29	6.08	175,700	8.71
$9.95 - $11.61	30,000	11.17	2.56	30,000	11.17
$11.61 - $13.26	279,500	12.98	2.11	272,000	13.01
$13.26 - $14.92	1,530,000	13.89	3.53	1,530,500	13.89
$14.92 - $16.58	828,000	15.69	6.57	448,498	15.75
$16.58 - $22.21	190,833	22.21	7.92	70,825	22.21

	3,847,833			2,665,923

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $1.2 million and $1.3 million for the nine months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $0.2 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 15 months.
The following table summarizes non-vested share activity during the nine months ended December 31, 2008 for restricted shares awarded by the company under the stock incentive plan and prior plans:

Outstanding at April 1, 2008	80,900
Granted	81,600
Vested	(94,100)
Forfeited	(36,000)

Outstanding at December 31, 2008	32,400

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
Performance Shares
Compensation expense charged to operations for performance share awards was $(0.3) million and $0.7 million for the nine months ended December 31, 2008, and 2007, respectively. A credit of $1.1 million was recognized in the second and third quarters of fiscal 2009 relating to employee terminations and the evaluation of performance goals. As of December 31, 2008, there was $0.5 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 15 months.
The following table summarizes performance share activity during the nine months ended December 31, 2008:

Outstanding at April 1, 2008	101,334
Granted	—
Vested	—
Forfeited	(53,334)

Outstanding at December 31, 2008	48,000

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
8. Income Taxes
Income tax expense for the three and nine months ended December 31, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Effective income tax rate	38.5%	66.4%	8.5%	56.7%
The decrease in the effective tax rate for the nine months ended December 31, 2008 was primarily due to the $162.5 million goodwill impairment recognized in the nine months ended December 31, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.
As of December 31, 2008, the company had gross unrecognized tax benefits of $5.6 million, of which approximately $4.0 million, if recognized, would favorably affect the company’s effective tax rate. Gross unrecognized tax benefits increased approximately $0.4 million from March 31, 2008 primarily due to settlements and the expiration of the statute of limitations associated with uncertain tax positions including those relating to a business combination completed in a previous year, partially offset by an increase in unrecognized tax benefits associated with both current and prior year tax positions. As of December 31, 2008, the company had an accrual of approximately $1.3 million for interest and penalties, an increase of $0.1 million from March 31, 2008.
Management does not anticipate that the ongoing nature of examinations in multiple federal and state jurisdictions will result in an unfavorable material change to its financial position or results of operations. However, it is reasonably possible that other changes in the unrecognized tax benefits may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations in the next twelve months which cannot be estimated at this time.
9. Earnings (Loss) Per Share
The following table show the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations — basic and diluted	$(2,243)	$1,443	$(167,595)	$6,146

Denominator:
Weighted average shares outstanding — basic	22,604	25,760	22,581	29,477
Effect of dilutive securities:
Stock options and unvested restricted stock	—	353	—	633

Weighted average shares outstanding — diluted	22,604	26,113	22,581	30,110

(Loss) earnings per share from continuing operations
Basic and dilutive	$(0.10)	$0.06	$(7.42)	$0.20
Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
For the three months ended December 31, 2008, and 2007, options of 3.7 million and 0.9 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended December 31, 2008, and 2007, options of 3.3 million and 0.5 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
10. Contingencies and Debt
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
The company had a $200 million unsecured credit facility that would have expired in 2010 (the “Credit Facility”). As of January 20, 2009, the company announced the termination of this facility. The Credit Facility included a $20 million sub-facility for letters of credit issued by Bank of America, N.A., or one of its affiliates, and a $20 million sub-facility for swingline loans, which are short-term loans generally used for working capital requirements. The Credit Facility was available to the company for refinancing existing debt, providing for working capital requirements, capital expenditures and general corporate purposes of the company, including acquisitions. As of October 17, 2008, the company’s ability to borrow under its credit facility was suspended due to the company’s failure to timely file its Annual Report on Form 10-K for March 31, 2008, and other technical defaults. The company had not borrowed under the Credit Facility since it was entered into in October of 2005. To avoid fees associated with the Credit Facility, the company decided to terminate the facility. There are no penalties associated with early termination of the Credit Facility, however, a $0.4 million non-cash charge for unamortized deferred debt fees was expensed during the quarter as a result of the termination.
On February 22, 2008, the company entered into the Fourth Amended and Restated Agreement for Inventory Financing (Unsecured) (“Inventory Financing Agreement”) with IBM Credit LLC, a wholly-owned subsidiary of International Business Machines Corporation (“IBM”). In addition to providing the

Inventory Financing Agreement, IBM has engaged and may engage as a primary supplier to the company in the ordinary course of business. Under the Inventory Financing Agreement, the company may finance the purchase of products from authorized suppliers up to an aggregate outstanding amount of $150 million. The lender may, in its sole discretion, temporarily increase the amount of the credit line but in no event shall the amount of the credit line exceed $250 million. Financing charges will only accrue on amounts outstanding more than 75 days. The company was in default of its covenants as a result of its failure to timely file its Annual Report on Form 10-K for March 31, 2008, and other technical requirements. Due to these defaults, IBM may lower or cancel the company’s credit line; however, the credit line remained open and fully available during the third quarter of fiscal 2009. On February 2, 2009, the company was informed that IBM has lowered the credit line from $150 million to $100 million due to the loss of a significant syndicate partner in the credit line. Other than the lowering of the credit line, there have been no changes, and both parties continue to operate under the existing terms. The company is in discussions with IBM regarding an increase or overline component to the flooring credit line, whether through establishing a new comprehensive financing agreement or due to the passage of time as credit market conditions improve. The company entered into the IBM flooring arrangement in February 2008 to realize the benefit of extended payment terms. The company receives 75 days interest-free financing under the IBM flooring arrangement, which is superior to trade accounts payable terms provided by the company's vendors. Prior to February 2008, the company solely utilized trade accounts payable to finance working capital. The company has sufficient liquidity and access to vendor credit to operate without an IBM flooring arrangement and credit facility.
11. Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment annually, or upon identification of impairment indicators, at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 14, the company has three operating segments and six reporting units.
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were Retail Solutions Group (“RSG”), Hospitality Solutions Group (“HSG”), and Stack (a reporting unit within the Technology Solutions Group (“TSG”)). As such, step two of the impairment test was initiated in accordance with Statement 142. As of June 30, 2008, the step-two analysis had not been completed due to its time consuming nature. In accordance with paragraph 22 of Statement 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008. The step-two analysis was completed after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional impairment charge of $112.0 million as of September 30, 2008. The year-to-date goodwill impairment totals for the three reporting units for which an impairment was charged were $24.9 million for RSG, $110.8 million for HSG, and $9.9 million for Stack.
Since the company’s step two analysis was completed for the second quarter of 2009, there have been no additional impairment indicators to require another interim goodwill impairment test. The company will conduct its annual impairment test on February 1, 2009, which includes an update to the company’s discounted cash flow analyses and cost of capital assumptions. Because of the significant decline in the company’s market capitalization (recent decline in stock price) that has occurred since October 2008, it is possible that further goodwill impairment could be incurred in the fourth quarter of 2009.
During the nine months ended December 31, 2008, changes in the carrying amount of goodwill related to the company’s past acquisitions are as follows:

Balance at April 1, 2008	$298,420
Acquisition of Triangle	2,707
Goodwill adjustment after completion of purchase price allocation for the Eatec acquisition	(6,405)
Goodwill adjustment to Innovative of $56, InfoGenesis of $138, and Triangle of $344 related to purchase price adjustments	538
Goodwill impairment — Kyrus	(24,912)
Goodwill impairment — IAD	(25,780)
Goodwill impairment — Visual One	(8,031)
Goodwill impairment — Stack	(9,881)
Goodwill impairment — InfoGenesis	(61,300)
Goodwill impairment — Eatec	(15,739)
Goodwill impairment — CTS (refer to Note 6)	(16,811)
Impact of foreign currency translation	(168)

Balance at December 31, 2008	$132,638

Intangible Assets
The following table summarizes the company’s intangible assets at December 31, 2008, and March 31, 2008:

	December 31, 2008			March 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$24,957	$(17,292)	$7,665	$26,526	$(13,627)	$12,899
Supplier relationships	28,280	(16,404)	11,876	28,280	(8,336)	19,944
Non-competition agreements	9,610	(3,422)	6,188	8,210	(2,015)	6,195
Developed technology	10,085	(5,695)	4,390	8,285	(3,398)	4,887
Patented technology	80	(80)	—	80	(80)	—

	73,012	(42,893)	30,119	71,381	(27,456)	43,925
Unamortized intangible assets:
Trade names	12,500	N/A	12,500	11,700	N/A	11,700

Total intangible assets	$85,512	$(42,893)	$42,619	$83,081	$(27,456)	$55,625

Customer relationships are being amortized over estimated useful lives between two and seven years; non-competition agreements are being amortized over estimated useful lives between two and eight years; developed technologies are being amortized over estimated useful lives between six months and eight years; patented technology is amortized over an estimated useful life of three years; supplier relationships are being amortized over estimated useful lives between two and ten years.
Amortization expense relating to intangible assets for the nine months ended December 31, 2008, and 2007 was $15.4 million and $8.8 million, respectively.
The estimated amortization expense relating to intangible assets for the remainder of fiscal year 2009 and each of the five succeeding fiscal years is as follows:

Amount
Year ending March 31
2009 (remaining three months)	$4,519
2010	8,393
2011	4,744
2012	4,512
2013	3,357
2014	2,134

Total estimated amortization expense	$27,659

During the first half of 2009, management reorganized the professional services organizational structure, resulting in a $3.0 million restructuring charge for one-time termination benefits. In addition, this restructuring resulted in a $16.8 million goodwill impairment charge and a $3.8 million customer relationship intangible asset impairment charge, both relating to the 2005 CTS acquisition. All of these charges were recorded as restructuring charges in the Consolidated Statement of Operations.
12. Investment in Magirus — Sold in November 2008
In November 2008, the company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In addition, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of $7.3 million in July 2008, resulting in $9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in fourth quarter 2008 charges of (i) a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and (ii) an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
The company had decided to sell its 20% investment in Magirus prior to March 31, 2008, and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with Statement 144.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
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
During the three and nine months ending December 31, 2008, the company recognized interest income from its cost investment in Magirus of $5,621 and $56,685, respectively.

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
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. The Board of Directors only authorized a cash outlay of $150 million, which complied with the credit facility approval limit. By February 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore, the purchase of common shares for treasury was completed.
14. Business Segments
Description of Business Segments
The company has three reportable segments: Hospitality Solutions Group, Retail Solutions Group, and Technology Solutions Group. The reportable segments are each managed separately and are supported by various practices, as well as company-wide functional departments. The segment information for 2007 that is provided below has been restated as a result of the change in the composition of the company’s reportable segments.
The Hospitality Solutions Group (“HSG”) is a leading technology provider to the hospitality industry, offering application software and services that streamline management of operations, property and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports and entertainment markets.
The Retail Solutions Group (“RSG”) is a leader in designing solutions that help make retailers more productive and provide their customers with an enhanced shopping experience. RSG solutions help improve operational efficiency, technology utilization, customer satisfaction and in-store profitability, including customized pricing, inventory and customer relationship management systems. The group also provides implementation plans and supplies the complete package of hardware needed to operate the systems, including servers, receipt printers, point-of-sale terminals and wireless devices for in-store use by the retailer’s store associates.
The Technology Solutions Group (“TSG”) is an aggregation of the company’s IBM, HP, Sun and Stack reporting units due to the similarity of their economic and operating characteristics. TSG is a leading provider of HP, Sun, IBM and EMC enterprise IT solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management and business continuity.

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
As a result of the March 2007 divestiture of KSG and acquisitions, and due to the debt covenant and Inventory Financing Agreement definitions, the company believes that adjusted EBITDA is a meaningful measure and reflects the company’s performance. Adjusted EBITDA differs from U.S. GAAP and should not be considered an alternative measure required by U.S. GAAP. Management has reconciled adjusted EBITDA to operating income (loss) in the following chart.
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
The following table presents segment profit and related information for each of the company’s reportable segments for the three and nine months ended December 31. Please refer to Note 6 for further information on the TSG and Corporate restructuring charges, and Note 11 for the TSG, RSG, and HSG goodwill impairment charges:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Hospitality
Total revenue	$27,911	$27,373	$76,153	$64,425
Elimination of intersegment revenue	—	—	(82)	(76)

Revenue from external customers	$27,911	$27,373	$76,071	$64,349

Gross margin	$15,829	$14,106	$46,185	$35,061

	56.7%	51.5%	60.7%	54.5%
Depreciation and Amortization	$1,551	$1,509	$4,737	$3,637
Operating income (loss)	3,166	1,924	(105,598)	4,462

Adjusted EBITDA	$4,717	$3,433	$(100,861)	$8,099

Goodwill impairment	$—	$—	$110,851	$—

Retail
Total revenue	$34,793	$53,090	$102,497	$106,837
Elimination of intersegment revenue	(3)	(41)	(319)	(273)

Revenue from external customers	$34,790	$53,049	$102,178	$106,564

Gross margin	$8,938	$7,923	$23,434	$19,361

	25.7%	14.9%	22.9%	18.2%
Depreciation and Amortization	$16	$63	$157	$278
Operating income (loss)	4,229	2,484	(16,085)	5,551

Adjusted EBITDA	$4,245	$2,547	$(15,928)	$5,829

Goodwill impairment	$—	$—	$24,910	$—

Technology
Total revenue	$161,451	$169,763	$400,199	$402,435
Elimination of intersegment revenue	(76)	(2,273)	(3,183)	(6,532)

Revenue from external customers	$161,375	$167,490	$397,016	$395,903

Gross margin	$33,765	$34,138	$85,210	$74,547

	20.9%	20.4%	21.5%	18.8%
Depreciation and Amortization	$4,067	$5,303	$12,547	$6,522
Operating income (loss)	11,817	8,082	(14,496)	15,334

Adjusted EBITDA	$15,884	$13,385	$(1,949)	$21,856

Goodwill impairment	$—	$—	$9,882	$—
Restructuring charge	$—	$(3)	$23,573	$28

Corporate / Other
Gross margin	$1,246	$1,152	$3,591	$2,650

Depreciation and Amortization	$1,048	$1,090	$3,313	$2,927
Operating loss	(21,103)	(9,625)	(45,633)	(30,755)

Adjusted EBITDA	$(20,055)	$(8,535)	$(42,320)	$(27,828)

Restructuring charge	$13,357	$—	$13,357	$—

Consolidated
Total revenue	$224,155	$250,226	$578,849	$573,697
Elimination of intersegment revenue	(79)	(2,314)	(3,584)	(6,881)

Revenue from external customers	$224,076	$247,912	$575,265	$566,816

Gross margin	$59,778	$57,319	$158,420	$131,619

	26.7%	23.1%	27.5%	23.2%
Depreciation and Amortization	$6,682	$7,965	$20,754	$13,364
Operating (loss) income	(1,891)	2,865	(181,812)	(5,408)

Adjusted EBITDA	$4,791	$10,830	$(161,058)	$7,956

Goodwill impairment	$—	$—	$145,643	$—
Restructuring charges	$13,357	$(3)	$36,930	$28

Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States of America. Further, revenues attributable to customers outside the United States of America accounted for less than 6% of total revenues for the three and nine months ended December 31, 2008 and 2007. Total revenues for the company’s three specific product areas are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007
Hardware	$155,552	$187,325	$406,030	$420,362
Software	29,759	25,357	61,461	51,709
Services	38,765	35,230	107,774	94,745

Total	$224,076	$247,912	$575,265	$566,816

15. Subsequent Events
The Reserve Fund’s Primary Fund. At September 30, 2008, the company had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues, The Primary Fund has temporarily ceased honoring redemption requests. The Board of Trustees of The Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. As of the date of this filing, the company has received $28.5 million of the investment, with $7.7 million remaining in The Primary Fund. As a result of the delay in cash distribution, we have reclassified the remaining $7.7 million from cash and cash equivalents to investments in other non-current assets on the balance sheet, and, accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. In addition, as of December 31, 2008, the company estimated and recorded a loss on its investment in the fund. The loss was estimated as 3% of the company’s original investment in the fund, resulting in a $1.1 million charge to interest expense. The company is unable to estimate the timing of future distributions.
Credit Facility. As of January 20, 2009, the company terminated its five-year $200 million unsecured credit facility with Bank of America, N.A. (as successor to LaSalle Bank National Association), as lead arranger, book runner and administrative agent, and certain other lenders party thereto (the “Credit Facility”). The Credit Facility included a $20 million sub-facility for letters of credit issued by Bank of America, N.A., or one of its affiliates, and a $20 million sub-facility for swingline loans, which are short-term loans generally used for working capital requirements. The Credit Facility was available to the Company for refinancing existing debt, providing for working capital requirements, capital expenditures and general corporate purposes of the company, including acquisitions. As of October 17, 2008, the company’s ability to borrow under its credit facility was suspended due to the company’s failure to timely file its Annual Report on Form 10-K for March 31, 2008, and other technical defaults. The company had not borrowed under the Credit Facility since it was entered into in October of 2005. To avoid fees associated with the Credit Facility, the company decided to terminate the facility. There are no penalties associated with early termination of the Credit Facility, however, $0.4 million of deferred debt fees were expensed during the quarter as a result of the termination.
CTS Litigation. In 2006, the company filed a lawsuit against the former shareholders of CTS Corporations (“CTS”), a company that was purchased by Agilysys in 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. The jury also awarded to Agilysys its reasonable attorney fees in an amount to be determined at a later hearing. Judgment will be entered upon an award of attorney’s fees, at which time the parties have thirty days to appeal.
AGILYSYS, INC.
RECONCILIATION OF ADJUSTED EBITDA TO NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands)	2008	2007	2008	2007
Net (loss) income	$(3,720)	$1,955	$(170,346)	$7,987
Plus:
Interest expense (income), net	1,666	(1,385)	1,656	(11,643)
Income tax (benefit) expense	(1,402)	1,785	(15,481)	(42)
Depreciation and amortization expense (a)	6,682	7,965	20,754	13,364
Other expense (income), net	88	1,022	(392)	131
Loss (income) from discontinued operations	1,477	(512)	2,751	(1,841)

Adjusted EBITDA from continuing operations	$4,791	$10,830	$(161,058)	$7,956

(a)	Depreciation and amortization expense excludes amortization of deferred finance costs, as such costs are already included in interest expense (income), net.

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
Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology—including hardware, software and services—to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Cleveland, Ohio, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and China. The TSG’s China and Hong Kong operations were held for sale effective July 2008. Agilysys has three reportable segments: Hospitality Solutions, Retail Solutions, and Technology Solutions. See note 14 to consolidated financial statements for additional discussion regarding the company’s segments.
As disclosed in previous filings, the company sold its KeyLink Systems Distribution business (“KSG”) in March 2007 and now operates solely as an IT solutions provider. The following long-term goals were previously established by the company with the divestiture of KSG:

•	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.

•	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.
As a result of the decline in GDP growth and a weak macroeconomic environment, significant risk in the credit markets and changes in demand for IT products, the company will not achieve its long-term revenue goals announced in early 2007, and is re-evaluating its growth and acquisition strategy. The company remains committed to its gross margin, EBITDA margins and target long-term return on invested capital goals. Given the current economic conditions, the company is focused on aligning cost structure with current and expected revenue levels, improving efficiencies, and increasing cash flows.
The company experienced solid demand across its newly acquired businesses, which contributed $95.3 and $251.0 million of sales during the three and nine months ended December 31, 2008, respectively. Gross margin as a percentage of sales increased 4.3% year over year to 27.5% from 23.2% for the nine months ended December 31, 2008, and 2007, respectively, which was above our long-term goal of achieving gross margins in excess of 20%.
The following discussion of the company’s results of operations and financial condition is intended to provide information that will assist in understanding the company’s financial statements, including key changes in financial statement components and the primary factors that accounted for those changes.

Results of Operations – Quarter to Date
Net Sales and Operating Income

	Three Months Ended		Increase
	December 31		(Decrease)
	2008	2007	$	%
Net sales
Product	$185,311	$212,682	$(27,371)	(12.9)%
Service	38,765	35,230	3,535	10.0

Total	224,076	247,912	(23,836)	(9.6)
Cost of goods sold
Product	135,875	176,678	(40,803)	(23.1)
Service	28,423	13,915	14,508	104.3

Total	164,298	190,593	(26,295)	(13.8)

Gross margin	59,778	57,319	2,459	4.3
Gross margin percentage	26.7%	23.1%
Operating expenses
Selling, general and administrative expenses	48,312	54,457	(6,145)	(11.3)
Restructuring charges	13,357	(3)	13,360	nm

Operating (loss) income	$(1,891)	$2,865	$(4,756)	(166.0)%

Operating income margin	(0.8%)	1.2%
Net Sales. The $23.8 million decrease in net sales was due to a decrease in the TSG segment of $6.1 million, a decrease in the RSG segment of $18.2 million, and a slight increase in the HSG segment of $0.5 million. The decline in TSG sales was primarily a result of lower hardware sales volume due to the broad-based decline in demand for IT products. The decline in RSG sales was primarily due to a large, single customer sale in the prior year that did not repeat in the current year.
Eatec and Triangle were purchased on February 19, 2008, and April 9, 2008, respectively, and are therefore not included in prior year sales. Eatec contributed $1.8 million and Triangle contributed $1.9 million in the third quarter of fiscal year 2009. Both acquisitions are included in the HSG segment.
Sales by product category were as follows:

	Three Months Ended		Increase
	December 31		(Decrease)
	2008	2007	$	%
Hardware	$155,552	$187,325	$(31,773)	(17.0)%
Software	29,759	25,357	4,402	17.4
Services	38,765	35,230	3,535	10.0

Total	$224,076	$247,912	$(23,836)	(9.6)%

The $31.8 million decrease in hardware sales was primarily due to softer demand for IT products, customer delays in information technology infrastructure spending, and an uncertain macroeconomic environment and a large, single customer RSG hardware sale that did not repeat in 2009.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the quarter ended December 31, 2008, are not necessarily indicative of the operating results for the full year 2009.
Gross Margin. The $2.5 million increase in gross margin was primarily due to a $1.7 million increase in the HSG segment and a $1.0 million increase in the RSG segment. The TSG segment remained relatively flat to the prior year quarter. The HSG increase was due to favorable product mix and the RSG increase was due to an increase in services mix.

Selling, General and Administrative Expenses. The $6.1 million decrease in SG&A expenses was due to a decrease in the TSG segment of $4.2 million. The HSG segment had a slight increase of $0.5 million, the RSG segment had a slight decrease of $0.7 million, and Corporate had a slight decrease of $1.7 million. The decrease in TSG segment was primarily due to a $3.0 million decrease in compensation and benefits related to the company’s restructuring of the professional services group, described in Note 6 to consolidated financial statements. In addition, the TSG segment experienced a $0.9 million decrease in amortization of intangible assets and a $0.4 million decrease in marketing expense. The decrease in Corporate expense was attributable to a $2.2 million credit to stock compensation due to a change in the estimate of the forfeiture rate of stock options and the reversal of performance share compensation due to the management restructuring. This credit was partially offset by an increase in Professional Fees of $1.3 million, primarily related to the company’s SEC filings and recently concluded evaluation of strategic alternatives.
Restructuring Expense. During the third quarter of 2009, the company took steps to realign its cost and management structure. During October 2008, the company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four company vice presidents were terminated, as well as other support personnel. The company also relocated its headquarters from Boca Raton, Florida, to Cleveland, Ohio, where the company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in a restructuring charge of $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan. These restructuring charges for the quarter are included in the Corporate segment.
Other Expenses (Income)

	Three Months Ended		Favorable
	December 31		(Unfavorable)
	2008	2007	$	%
Other expenses (income)
Other expenses, net	$88	$1,022	$934	91.4%
Interest income	(59)	(1,620)	(1,561)	(96.4)
Interest expense	1,725	235	(1,490)	(634.0)

Total other expense (income)	$1,754	$(363)	$(2,117)	(583.2)%

Other expense, net. The 91.4% favorable change in other expense, net, was principally driven by the year-over-year change from the equity method to the cost method of accounting for the company’s investment in Magirus.
Interest income. The 96.4% unfavorable change in interest income was due to lower average cash and cash equivalent balance in the current quarter compared with the same period last year. The higher cash and cash equivalent balance in the prior year was driven by the cash generated from the sale of KSG in March 2007. The cash has since been used to fund recent business acquisitions and the company’s purchase of treasury shares under a Dutch Auction process.
Interest expense. The increase in Interest Expense was due to the reserve that was recorded as an estimated loss of $1.1 million that the company may incur upon liquidation of the company’s remaining investment in The Primary Reserve Fund. In addition, a $0.4 million non-cash charge for unamortized deferred debt fees was expensed during the period as a result of the termination of the company’s credit facility.
Income tax expense. Income tax expense for the three months ended December 31, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 38.5% and 66.4% for the three months ended December 31, 2008 and 2007, respectively. The effective income tax rates for continuing operations for the three months ended December 31, 2007 differ from the statutory rate principally because of the effects of equity in undistributed earnings and losses of an equity investee, limitations on deductibility of meals and entertainment costs, and compensation associated with incentive stock option awards.
Results of Operations – Year to Date
Net Sales and Operating Income

	Nine Months Ended		Increase
	December 31		(Decrease)
	2008	2007	$	%
Net sales
Product	$467,491	$472,071	$(4,580)	(1.0)%
Service	107,774	94,745	13,029	13.8

Total	575,265	566,816	8,449	1.5
Cost of goods sold
Product	369,181	402,827	(33,646)	(8.4)
Service	47,664	32,370	15,294	47.2

Total	416,845	435,197	(18,352)	(4.2)

Gross margin	158,420	131,619	26,801	20.4
Gross margin percentage	27.5%	23.2%
Operating expenses
Selling, general and administrative expenses	157,659	136,999	20,660	15.1
Impairment of goodwill	145,643	—	145,643	100.0
Restructuring charges	36,930	28	36,902	nm

Operating loss	$(181,812)	$(5,408)	$(176,404)	nm

Operating loss margin	(31.6)%	(1.0)%
Net Sales. The $8.4 million increase in net sales was due to an increase in the HSG segment of $11.7 million, primarily as a result of the incremental revenue from the company’s recent acquisitions discussed below. This increase was offset by a decrease in the RSG segment of $4.4 million, due to a large hardware transaction in 2008 that did not repeat. The TSG segment experienced a slight increase of $1.1 million.
Eatec and Triangle were acquired on February 19, 2008, and April 9, 2008, respectively. Therefore, their sales were not included in prior year sales. Eatec contributed $5.0 million and Triangle contributed $3.0 million for the year to date ended December 31, 2008. Both acquisitions are reported in the HSG segment. InfoGenesis and Innovative were acquired on June 18, 2007, and July 2, 2007, respectively, therefore their sales were only included in a portion of the prior year total net sales. In the current year, InfoGenesis contributed an additional $9.7 million and is classified in the HSG segment. Innovative contributed an additional $69.4 million and is classified in the TSG segment.
Sales by product category were as follows:

	Nine Months Ended		Increase
	December 31		(Decrease)
	2008	2007	$	%
Hardware	$406,030	$420,362	$(14,332)	(3.4)%
Software	61,461	51,709	9,752	18.9
Services	107,774	94,745	13,029	13.8

Total	$575,265	$566,816	$8,449	1.5%

While the total company hardware sales decreased $14.3 million, the company’s 2009 and 2008 acquisitions contributed $63.0 million in incremental hardware sales, and the company’s existing business’ hardware sales declined $77.3 million. This decrease was primarily due to softer demand for IT products, customer delays in information technology infrastructure spending, and an uncertain macroeconomic environment. The increase in software sales of $9.8 million was primarily attributable to the company’s 2009 and 2008 acquisitions, which contributed $7.0 million of the increase. The remaining $2.8 million increase was from the company’s existing business. The increase in services sales of $13.0 million was attributable to the company’s 2009 and 2008 acquisitions, which contributed $16.7 million of incremental service revenue. The company’s existing business experienced a decline in service revenue of $3.7 million.
The company generally experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the nine months ended December 31, 2008, are not necessarily indicative of the operating results for the full year 2009.
Gross Margin. The $26.8 million increase in gross margin was primarily due to an $11.1 million increase in the HSG segment, a $4.1 million increase in the RSG segment, and a $10.7 million increase in the TSG segment. The HSG increase can be attributed to the increase in sales, as well as a favorable product mix, including higher sales of proprietary software. The RSG and TSG increases can also be attributed to favorable product mix, including an increase in service revenue, which typically generates higher gross margins than product revenue.
Selling, General and Administrative Expenses. The $20.7 million increase in SG&A expenses was due to an increase across all segments. The TSG segment increased $6.3 million, of which $4.3 can be attributed to the Innovative acquisition which was not included in the first quarter of the prior period. The HSG segment increased by $10.3 million, of which $7.2 million can be attributed to the acquisitions of Triangle, Eatec, and Infogenesis. The RSG segment experienced a slight increase of $0.9 million, and Corporate increased by $1.8 million, primarily due to an increase in professional fees of $2.2 million.
Impairment of Goodwill. The $145.6 million increase in goodwill impairment was due to the charges taken at June 30, 2008 and September 30, 2008, in three of the company’s reporting units. The three reporting units for which an impairment was taken were RSG ($24.9 million), HSG ($110.8 million), and Stack, a reporting unit within TSG ($9.9 million).
Goodwill is tested for impairment annually, or upon the identification of impairment indicators, at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed under Note 14 to consolidated financial statements, the company has three operating segments and six reporting units.
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step two of Statement 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct an interim impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with Statement 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its six reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were RSG, HSG, and Stack. As such, step two of the impairment test was initiated in accordance with Statement 142. As of June 30, 2008, the step-two analysis had not been completed due to its time consuming nature. In accordance with paragraph 22 of Statement 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008. The analysis was completed during the second quarter of 2009, and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses updated for changes occurring in the second quarter of 2009), to the implied goodwill of the unit, in accordance with Statement 142. The completion of the analysis resulted in an impairment charge of $112.0 million at September 30, 2008.

Since the company’s step two analysis was completed for the second quarter of 2009, there have been no additional impairment indicators to require another interim goodwill impairment test. The company will conduct its annual impairment test on February 1, 2009, which includes an update to the company’s discounted cash flow analyses and cost of capital assumptions. Because of the significant decline in the company’s market capitalization (recent decline in stock price) that has occurred since October 2008, it is possible that further goodwill impairment could be incurred in the fourth quarter of 2009.
Restructuring Expense. The $36.9 million increase was due to the management restructuring and cost cutting actions taken in the third quarter of 2009, and the restructuring of the professional services group in the first quarter of 2009.
During the third quarter of 2009, the company took steps to realign its cost and management structure. During October 2008, the company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four company vice presidents were terminated, as well as other support personnel. The company also relocated its headquarters from Boca Raton, Florida, to Cleveland, Ohio, where the company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in a restructuring charge of $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan. These restructuring charges for the quarter are included in the Corporate segment.
During the first half of 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups. The company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization, however it will increase the use of external business partners. The cost reduction resulted in a $2.5 million and $0.5 million charge for one-time termination benefits relating to a workforce reduction in the first and second quarter of 2009, respectively. The workforce reduction was comprised mainly of sales personnel. Payment of these one-time termination benefits is expected to be substantially complete in 2009. This restructuring also resulted in a $20.6 million impairment to goodwill and intangible assets in the first quarter of 2009, related to the company’s 2005 acquisition of the CTS Corporations. The entire $23.6 million restructuring charge relates to the Technology Solutions Group.
Other (Income) Expenses

	Nine Months Ended		Favorable
	December 31		(Unfavorable)
	2008	2007	$	%
Other (income) expenses
Other (income) expense, net	$(392)	$131	$523	399.2%
Interest income	(521)	(12,271)	(11,750)	(95.8)
Interest expense	2,177	628	(1,549)	(246.7)

Total other expense (income)	$1,264	$(11,512)	$(12,776)	(111.0)%

Other income, net. The favorable change in other income, net, was principally driven by the year-over-year change from the equity method to the cost method of accounting for the company’s investment in Magirus.
Interest income. The 95.8% unfavorable change in interest income was due to lower average cash and cash equivalent balance in the current quarter compared with the same period last year. The higher cash and cash equivalent balance in the prior year was driven by the cash generated from the sale of KSG in March 2007. The cash has since been used to fund recent business acquisitions and the company’s treasury share purchases under a Dutch Auction process.

Interest Expense. The increase in Interest Expense was due to the reserve that was recorded as an estimated loss of $1.1 million that the company may incur upon liquidation of the company’s remaining investment in The Primary Reserve Fund. In addition, a $0.4 million non-cash charge for unamortized deferred debt fees was expensed during the period as a result of the termination of the company’s credit facility.
Income Tax Expense. Income tax expense for the nine months ended December 31, 2008 and 2007 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 8.5% and 56.7% for the nine months ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate from the same period in the prior year was primarily due to the $162.5 million of goodwill impairment recognized for the nine months ended December 31, 2008, which is a discrete item, the majority of which has no corresponding tax benefit. The effective tax rate for continuing operations for the prior year was higher than the statutory rates principally due to compensation expense associated with incentive stock option awards, effects of undistributed earnings and losses of an equity investee, and limitations of deductibility for meals and entertainment costs, which was partially offset by the recognition of a discrete income tax benefit of $3.0 million related to previously unrecognized tax benefits associated with an effective settlement with tax authorities in certain state and federal jurisdictions.
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
Business Combinations
2009 Acquisition
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying condensed consolidated financial statements from that date forward. Triangle will be instrumental in enhancing the company’s international presence and growth strategy in the UK, as well as solidifying the company’s leading position in the hospitality and stadium and arena markets. Triangle will also add to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired, approximately $2.7 million was originally assigned to goodwill. Due to a purchase price adjustment during the third quarter of $0.4 million, the goodwill attributed to the Triangle acquisition is $3.1 million at December 31, 2008. The company is still in the process of valuing certain intangible assets; accordingly, allocation of the acquisition cost is subject to modification in the future. Goodwill resulting from the Triangle acquisition will not be deductible for income tax purposes.
2008 Acquisitions
Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying condensed consolidated financial statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.3 million was assigned to goodwill. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Eatec acquisition in the amounts of $1.3 million and $14.4 million, respectively. As of December 31, 2008, $2.6 million remains on the company’s balance sheet as goodwill relating to the Eatec acquisition.
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
Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying condensed consolidated financial statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company is required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out will be limited to a maximum payout of $90.0 million. As a result of existing and anticipated EBITDA, during the fourth quarter of 2008, the company recognized $35.0 million paid subsequently, of the $90.0 million maximum earn-out, which was paid in the first quarter of 2009. In addition, due to certain changes in the sourcing of materials, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35 million paid previously. The

EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition.
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
InfoGenesis had intangible assets with a net book value of $18.3 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $10.8 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the InfoGenesis acquisition in the amounts of $3.9 million and $57.4 million, respectively. As of December 31, 2008, $10.5 million remains on the company’s balance sheet as goodwill relating to the InfoGenesis acquisition.
Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1, 2007:

	Actual	Proforma
	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2007

Net Sales	$575,265	$647,749
(Loss) income from continuing operations	$(167,595)	$7,278
Net (loss) income	$(170,346)	$9,128
Earnings per share — basic
(Loss) income from continuing operations	$(7.42)	$0.25
Net (loss) income	$(7.54)	$0.31
Earnings per share — diluted
(Loss) income from continuing operations	$(7.42)	$0.24
Net (loss) income	$(7.54)	$0.30

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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Stack acquisition in the amounts of $7.8 million and $2.1 million, respectively. As of December 31, 2008, $3.4 million remains on the company’s balance sheet as goodwill relating to the Stack acquisition.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One Systems acquisition is not deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Visual One acquisition in the amounts of $0.5 million and $7.5 million, respectively. As of December 31, 2008, $1.4 million remains on the company’s balance sheet as goodwill relating to the Visual One acquisition.

Discontinued Operations
China and Hong Kong Operations
In July, 2008, the company met the requirements of Statement 144 to classify its Hong Kong and China operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired the Hong Kong and China businesses of the Technology Solutions Group in December 2005. The assets and liabilities of these operations are recorded as “held for sale” on the company’s balance sheet, and the operations are reported as discontinued operations in accordance with Statement 144. During January 2009, the company closed the sale of its Hong Kong and China operations, receiving proceeds of $1.4 million, resulting in a loss on sale of discontinued operations. As a result, for the period ended December 31, 2008, the company has recorded a $1.4 million charge within discontinued operations to write the held-for-sale assets to their estimated fair value. The remaining assets and liabilities of the Hong Kong and China operations continue to be classified as held for sale on the company’s balance sheet as of December 31, 2008.
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
Investment in Magirus — Sold in November 2008
In November, 2008, the company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany. The sale proceeds were $2.3 million. In July, 2008, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of approximately $7.3 million, resulting in approximately $9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in a fourth quarter 2008 charges of (i) a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and (ii) an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
The company had decided to sell its 20% investment in Magirus prior to March 31, 2008, and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”).
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests and the SEC grants relief to the company from the requirements of Rule 3-09. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
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
During the three and nine months ending December 31, 2008, the company recognized interest income from its cost investment in Magirus of $5,621 and $56,685, respectively.
Recently Issued Accounting Pronouncements
Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, including FASB Statement 162, 161, 141R, 160, and 159. The company will disclose if the adoption of any accounting pronouncements results in any material changes to the financial statements. During the third quarter of fiscal 2009, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which mainly consists of lease and rental obligations at December 31, 2008. The company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short and long-term liquidity requirements.
As of December 31, 2008 and March 31, 2008, the company’s total debt balance was $0.7 million, and consisted of capital lease obligations.
Revolving Credit Facility
As of January 20, 2009, the company terminated its five-year $200 million unsecured credit facility with Bank of America, N.A. (as successor to LaSalle Bank National Association), as lead arranger, book runner and administrative agent, and certain other lenders party thereto (the “Credit Facility”). The Credit Facility included a $20 million sub-facility for letters of credit issued by Bank of America, N.A., or one of its affiliates, and a $20 million sub-facility for swingline loans, which are short-term loans generally used for working capital requirements. The Credit Facility was available to the company for refinancing existing debt, providing for working capital requirements, capital expenditures and general corporate purposes of the company, including acquisitions. As of October 17, 2008, the company’s ability to borrow under its credit facility was suspended due to the company’s failure to timely file its Annual Report on Form 10-K for March 31, 2008, and other technical defaults. The company had not borrowed under the Credit Facility since it was entered into in October of 2005. To avoid fees associated with the Credit Facility, the company decided to terminate the facility. There are no penalties associated with early termination of the Credit Facility, however $0.4 million of deferred debt fees were immediately expensed during the quarter as a result of the termination. The company is exploring alternative financing arrangements, however, believes there is no need for additional debt availability for the next twelve months and throughout fiscal 2010.
IBM Floor Plan Agreement
On February 22, 2008, the company entered into the Fourth Amended and Restated Agreement for Inventory Financing (Unsecured) (“Inventory Financing Agreement”) with IBM Credit LLC, a wholly-owned subsidiary of International Business Machines Corporation (“IBM”). In addition to providing the Inventory Financing Agreement, IBM has engaged and may engage as a primary supplier to the company in the ordinary course of business. Under the Inventory Financing Agreement, the company may finance the purchase of products from authorized suppliers up to an aggregate outstanding amount of $145 million. The lender may, in its sole discretion, temporarily increase the amount of the credit line but in no event shall the amount of the credit line exceed $250 million. Financing charges will only accrue on amounts outstanding more than 75 days. The company was in default of its covenants as a result of its failure to timely file its Annual Report on Form 10-K for March 31, 2008, and of other technical requirements. Due to these defaults, IBM may lower or cancel the company’s credit line; however, the credit line remained open and fully available during the third quarter of fiscal 2009. On February 2, 2009, the company was informed that IBM has lowered the credit line from $150 million to $100 million due to the loss of a significant syndicate partner in the credit line. Other than the lowering of the credit line, there have been no changes and both parties continue to operate under the existing terms. The company is in discussions with IBM regarding an increase or overline component to the flooring credit line, whether through establishing a new comprehensive financing agreement or due to the passage of time as credit market conditions improve. The company entered into the IBM flooring arrangement in February 2008 to realize the benefit of extended payment terms. The company receives 75 days interest-free financing under the IBM flooring arrangement, which is superior to trade accounts payable terms provided by the company's vendors. Prior to February 2008, the company solely utilized trade accounts payable to finance working capital. The company has sufficient liquidity and access to vendor credit to operate without an IBM flooring arrangement and credit facility.
Cash Flow
The following table presents cash flow results from operating activities, investing activities, and financing activities for the nine months ended December 31, 2008, and 2007:

	Nine Months Ended		Increase
	December 31		(Decrease)
	2008	2007	$
Net cash flows (used for) provided by continuing operations:
Operating activities	$(122,164)	$(133,935)	$11,771
Investing activities	(5,015)	(214,055)	209,040
Financing activities	129,214	(121,807)	251,021
Effect of foreign currency fluctuations on cash	(69)	1,575	(1,644)

Cash flows provided by (used for) continuing operations	1,966	(468,222)	470,188
Net cash flows provided by discontinued operations	510	2,411	(1,901)

Net increase (decrease) in cash and cash equivalents	$2,476	$(465,811)	$468,287

Cash Flows from Operating Activities. The company’s use of cash for operating activities during the nine months ended December 31, 2008, decreased $11.8 million compared with the same period last year. The decrease was principally due to the income tax payments of $134.0 million made during the nine months ended December 31, 2007 as a result of the gain on sale of KSG in March 2007. The cash outflow for the 2007 income tax payments was offset by a decrease in Accrued Liabilities which can be attributed to the Innovative earn-out payment of $35.0 million, and a decrease in Accounts Payable of $90.7 million due to the establishment of the IBM Credit Inventory Financing Agreement in February, 2008, which is recorded as a financing activity.
Cash Flows from Investing Activities. The company’s use of cash for investing activities during the nine months ended December 31, 2008 decreased $209.0 million compared with the same period last year. The decrease was principally due to the business acquisitions made in the prior year, which were funded by cash on hand. Cash paid for the Triangle acquisition made in the current year was $2.4 million, compared to the cash paid for Stack, InfoGenesis, and Innovative in the first half of the prior year of $212.7 million. In addition, the company reclassified the $7.7 million remaining in The Reserve Fund’s

Primary Fund as a cash outflow from investing activities. This cash outflow was offset by proceeds of $9.5 million received from the redemption of the company’s cost investment in an affiliated company, compared to proceeds of $4.8 million received during the prior year.
Cash Flows from Financing Activities. The company’s cash provided by financing activities during the nine months ended December 31, 2008, increased $251.0 million compared with the same period last year. The increase was due to the cash provided by the company’s floor plan financing agreement, which contributed $131.3 million in the current period, and the outflow in the prior year as a result of the company’s purchase of treasury shares under a Dutch auction process for $120.5 million.
Contractual Obligations
As of December 31, 2008, there were no significant changes to the Contractual Obligation table presented in the Form 10-K for the year ended March 31, 2008.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2008, included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. For the second quarter of 2009, the company completed a “step-two” analysis of FASB Statement 142, Goodwill and Other Intangible Assets (“Statement 142”). This was required due to potential goodwill impairment indicators that arose during the first quarter of 2009. For the first quarter of 2009, the “step-two” analysis was initiated and an estimated impairment charge was recognized as of June 30, 2008, pending completion of the analysis. The analysis was updated and completed for the second quarter of 2009 and consisted of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses), to the implied goodwill of the unit, in accordance with Statement 142. The company will conduct its annual impairment test again on February 1, 2009, which includes an update to the company’s discounted cash flow analyses and cost of capital assumptions. Because of the significant decline in the company’s market capitalization that has occurred since October 2008, it is possible that further goodwill impairment will be incurred in the fourth quarter of 2009. Refer to Note 11 to consolidated financial statements for further information on goodwill impairment.
At September 30, 2008, the company had $36.2 million invested in The Primary Reserve Fund. Due to liquidity issues, the fund has temporarily ceased honoring redemption requests. The Board of Trustees of the fund subsequently voted to liquidate the assets of the fund, and approved a distribution of cash to the investors. As of the date of this filing, the company has received $28.5 million of the investment, with $7.7 million remaining in the fund. As a result of the delay in the cash distribution, we have reclassified the remaining $7.7 million from Cash and cash equivalents to investments in other non-current assets, and accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. In addition, as of December 31, 2008, the company estimated and recorded a loss on its investment in the fund. The loss was estimated as 3% of the company’s original investment in the fund, resulting in a $1.1 million charge to Interest Expense. The company is unable to estimate the timing of future distributions.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weaknesses relating to the company’s internal control over financial reporting as described below. In light of the material weaknesses, the Company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Discussion of Internal Control Over Financial Reporting.
Revenue Recognition Controls — As of March 31, 2008, the aggregation of several errors in the company’s hospitality and retail segments order processing operations resulted in a material weakness in the operating effectiveness of revenue recognition controls. Refer to the company’s March 31, 2008, Form 10-K.
Management has performed a review of the company’s internal control processes and procedures surrounding the hospitality and retail order processing operations. As a result of this review, the company has taken and continues to implement the following steps to prevent future errors from occurring:
1.	Mandatory training for all sales operations personnel including procedure and process reviews, and increased awareness of significant key controls;

2.	Additional review and approval on documents supporting all transactions greater than $100,000 by Sales Operations Management; and

3.	Enhanced monthly sale cutoff testing by the Company’s Internal Audit Department to ensure proper and timely revenue recognition
Stock and Defined Benefit Plan Controls — During the third quarter of 2009, the operating effectiveness of certain controls over the calculation of stock based compensation and the recognition of expense for a defined benefit plan curtailment resulted in adjustments impacting the related accounts. Management believes that these deficiencies are material weaknesses.
Management has performed a review of the company’s internal control processes and procedures surrounding stock compensation and defined benefit plan controls. As a result of this review the company has taken the following steps to remediate these material weaknesses:
1.	Perform a secondary quarterly review of stock compensation and defined benefit plan activity and the related accounting.

2.	Upon the termination or retirement of an executive employee, perform an additional revaluation of the accounting for such defined benefit plans to determine propriety of accounting and expense recognition.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report regarding the company’s internal control over financial reporting as of March 31, 2008, which can be found in the company’s 2008 Form 10-K.
Change in Internal Control over Financial Reporting. The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No change in our internal control over financial reporting occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the third quarter of fiscal 2009, the company continued to implement the remedial measures described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In 2006, the company filed a lawsuit against the former shareholders of CTS Corporations (“CTS”), a company that was purchased by Agilysys in 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. The jury also awarded to Agilysys its reasonable attorney fees in an amount to be determined at a later hearing. Judgment will be entered upon an award of attorney’s fees, at which time the parties have thirty days to file an appeal.
Item 1A. Risk Factors
A detailed description of the company’s risk factors can be found in the company’s Annual Report. There have been no material changes from the risk factors summarized in our Annual Report. Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described in our Annual Report in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC. The special risk considerations described in our Annual Report are not the only risks facing Agilysys. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following special risk considerations actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common shares could decline, and you may lose all or part of your investment.
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

AGILYSYS, INC.

Date: February 9, 2009	/s/ Martin F. Ellis

Martin F. Ellis
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009	/s/ Kenneth J. Kossin, Jr.

Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)