Form 10-K
period 2009-03-31
AGILYSYS INC
filed 2009-06-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2008 (the second fiscal quarter in which this Form 10-K relates) was $139,709,258 computed on the basis of the last reported sale price per share ($10.09) of such shares on the Nasdaq Stock Market LLC.

As of June 1, 2009, the Registrant had the following number of Common Shares outstanding: 22,639,773, of which 5,666,343 were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Shareholders to be held on July 31, 2009 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 2009.

AGILYSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2009

part I

Item 1.  Business.

Reference herein to any particular year or quarter refers to periods within the company’s fiscal year ended March 31. For example, 2009 refers to the fiscal year ended March 31, 2009.

Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company develops technology solutions — including hardware, software and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and in Asia. Agilysys has three reportable segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”).

History and Significant Events
Agilysys was organized as an Ohio corporation in 1963. While originally focused on electronic components distribution, the company grew to become a leading distributor in both electronic components and enterprise computer systems products and solutions.
As of the fiscal year ended March 31, 2002, the company was structured into two divisions, the Computer Systems Division (“CSD”), which focused on the distribution and reselling of enterprise computer systems products and solutions, and the Industrial Electronics Division (“IED”), which focused on the distribution of electronic components. Each division represented, on average, approximately one-half of the company’s total revenues.
In 2002, the company conducted a review of strategic alternatives and developed a long-term strategic plan designed to increase the intrinsic value of the company. The company’s strategic transformation began with its divestiture of IED, to focus solely on the computer systems business. The sale of the electronic components business meant that the company was less dependent on the more cyclical markets in the components business. In addition, this allowed the company to invest more in the computer systems business, which offered greater potential for sustainable growth at higher levels of profitability. The remaining CSD business consisted of the KeyLink Systems Distribution Business (“KSG”) and the IT Solutions Business. KSG operated as a distributor of enterprise computing products selling to resellers, which then sold directly to end-user customers. The IT Solutions Business operated as a reseller providing enterprise servers, software, storage and services and sold directly to end-user customers. Overall, the company was a leading distributor and reseller of enterprise computer systems, software, storage and services from HP, IBM, Intel, Enterasys, Hitachi Data Systems, Oracle, EMC, and other leading manufacturers.
The proceeds from the sale of the electronic components distribution business, combined with cash generated from the company’s ongoing operations, were used to retire long-term debt and accelerate the growth of the company, both organically and through a series of acquisitions. The growth of the company has been supported by a series of acquisitions that strategically expanded the company’s range of solutions and markets served, including:

—	The September 2003 acquisition of Kyrus Corporation, a leading provider of retail store solutions and services with a focus on the supermarket, chain drug and general retail segments of the retail industry.
—	The February 2004 acquisition of Inter-American Data, Inc., a leading developer and provider of property management, materials management and document management software and related proprietary services to the hotel casino and destination resort segments of the hospitality industry.
—	The May 2005 acquisition of The CTS Corporations (“CTS”), a services organization specializing in IT storage solutions for large and medium-sized corporate and public-sector customers.
—	The December 2005 acquisition of a competitor’s operations in China. This provided Agilysys entry into the enterprise IT solutions market in Hong Kong and China serving large and medium-sized businesses in those growing markets.
—	The January 2007 acquisition of Visual One Systems Corporation (“Visual One”), which provided Agilysys with expertise around the marketing, development and sale of Microsoft® Windows®-based software for the hospitality industry, including additional applications in property management, condominium, golf course, spa, point-of-sale, and catering management. Visual One was integrated into the company’s existing hospitality solutions business.
In March 2007, the company completed its transformation with the sale of the assets and operations of KSG. This final event completed the Agilysys multi-year transformation to move closer to the customer and higher up the IT value scale, effectively positioning the company to focus on its higher-growth IT Solutions Business. As a result of the divestiture, the company freed itself from the increasing channel conflict and marketplace restrictions that existed in the business. The divestiture also provided the company with the financial flexibility to grow through the pursuit of additional acquisitions, including:

—	The April 2007 acquisition of Stack Computer (“Stack”), a technology integrator with a strong focus in high availability storage solutions. Stack has a significant relationship with EMC[2], and also does business with Cisco, Veritas, and other suppliers. Stack’s customers, primarily located on the west coast, include leading corporations in the financial services, healthcare, and manufacturing industries.
—	The June 2007 acquisition of InfoGenesis, Inc. (“InfoGenesis”), a solutions provider for the food and beverage markets serving casinos, hotels and resorts, cruise lines, stadiums and food service. An independent solution provider, InfoGenesis offers enterprise-class, point-of-sale solutions that provide end users an intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting.
—	The July 2007 acquisition of Innovative Systems Design, Inc. (“Innovative”), an integrator and value-added reseller of servers, enterprise storage management products and professional services. Innovative is the largest U.S. commercial reseller of Sun Microsystems servers and storage products.
—	The February 2008 acquisition of Eatec Corporation (“Eatec”), which enhanced the company’s standing as a leading inventory and procurement solution provider to the hospitality and food service markets. Eatec’s customers include well-known restaurants, hotels, stadiums, and entertainment venues in North America and around the world as well as many public service institutions.
—	The April 2008 acquisition of Triangle Hospitality Solutions Limited (“Triangle”), a European reseller of point-of-sale software and solutions for InfoGenesis. The acquisition expanded Agilysys’ European footprint in the hospitality, stadium and arena markets.
Today, Agilysys offers diversified products and solutions from leading IT vendors such as HP, Sun, EMC, Oracle, and IBM. The company is a leading systems integrator of retail point-of-sale, self-service and wireless solutions with proprietary business consulting, implementation and hardware maintenance services. HSG offers property, activity, material, and inventory management software applications to automate functions for the hotel casino and destination resort segments of the hospitality industry. In addition, HSG provides Microsoft Windows-based software solutions as well as IBM servers and storage products.
During fiscal 2009, the company took aggressive action to reduce its cost structure and improve profitability. Specifically, the company executed the following restructuring actions over the past year:

—	restructured the go-to-market strategy for TSG’s professional services offering;
—	exited the Asian operations of TSG;
—	reduced corporate overhead and realigned executive management;
—	closed corporate offices in Boca Raton, Florida and relocated headquarters back to Solon, Ohio; and
—	realigned certain operational and administrative departments and streamlined certain processes to reduce costs and drive efficiencies.

Industry
According to information published in May 2009 by International Data Corporation (“IDC”), a leading provider of technology intelligence and market data, IT spending in the United States was estimated at $490 billion in calendar year 2008. The global IT market has been softening, according to IDC figures. In 2009, IDC projects hardware sales to decline by 16% in the United States and 3.6% globally, while software and services are projected to increase modestly at 4% and 3%, respectively. The recent slowdown in this market negatively affected the company’s revenues and results of operations for fiscal 2009.
The non-consumer IT industry consists of a supply chain made up of suppliers, distributors, resellers, and corporate and public-sector customers. Agilysys operates in the reseller category as a solution provider, as well as an independent software vendor (“ISV”) in the hospitality industry and system integrator in the retail industry.
In recent years, the role of solution providers in the industry has become more important as suppliers have shifted an increasing portion of their business away from direct sales, and many end-users are working more with solution providers to develop, implement and integrate comprehensive and increasingly complex solutions.
To ensure the efficient and cost-effective delivery of products and services to market, IT suppliers are increasingly outsourcing functions such as logistics, order management, sales and technical support. Solution providers play crucial roles in this outsourcing strategy by offering customers technically skilled and market-focused sales and services organizations. Certain solution providers, such as Agilysys, offer additional proprietary products and services that complement a total, customer-focused solution.

Products and Services
Within the solutions segment in which Agilysys operates, product sets include enterprise servers, data storage hardware, systems infrastructure software, networking equipment and IT services related to implementation and support. IDC estimates United States spending in these product sets was $490 billion in calendar year 2008, and is not expected to return to an annual growth rate of 6% until calendar year 2012.
Total revenues from continuing operations for the company’s three specific product areas are as follows:

	For The Year Ended March 31
(In thousands)	2009	2008	2007

Hardware	$508,704	$562,314	$328,435
Software	76,998	71,900	32,866
Services	145,018	125,954	92,439

Total	$730,720	$760,168	$453,740

During 2009, 2008, and 2007, sales of the company’s three largest suppliers’ products and services accounted for 65%, 65%, and 69%, respectively, of the company’s sales volume. Sales of HP products and services accounted for 22%, 27%, and 49% of the company’s sales volumes in 2009, 2008, and 2007, respectively. Sales of IBM products and services accounted for 12%, 15%, and 20% in 2009, 2008, and 2007, respectively. Sales of Sun products and services through Innovative, which was purchased in July 2007, accounted for 31% and 23% of the sales volume in 2009 and 2008, respectively.
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

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain economic and operating aggregation criteria are met. With the divestiture of KSG in 2007, the continuing operations of the company represented one business segment that provided IT solutions to corporate and public-sector customers. In 2008, the company evaluated its business groups and developed a structure to support the company’s strategic direction as it has transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the company now has three reportable segments: HSG, RSG, and TSG. See Note 13 to Consolidated Financial Statements titled, Business Segments, for a discussion of the company’s segment reporting.

Customers
Agilysys’ customers include large and medium-sized companies, divisions or departments of corporations in the Fortune 1000, and public-sector institutions. The company serves customers in a wide range of industries, including telecommunications, education, finance, government, healthcare, hospitality, manufacturing and retail. In 2009, Verizon Communications, Inc. represented approximately 22.7% of Agilysys’ total sales and 32.6% of TSG’s total sales. In 2008, Verizon Communications, Inc. represented approximately 11.7% of the company’s total sales and 16.3% of TSG’s total sales. No single customer accounted for more than 10% of Agilysys’ total sales or the total sales of any reporting business segment during 2007.

Uneven Sales Patterns and Seasonality
The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, TSG experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Third quarter sales were 31%, 33%, and 33% of annual revenues for 2009, 2008, and 2007, respectively. Agilysys believes that this sales pattern is industry-wide. Although the company is unable to predict whether this uneven sales pattern will continue over the long term, the company anticipates that this trend will remain in the foreseeable future.

Backlog
The company historically has not had a significant backlog of orders. There was no significant backlog at March 31, 2009.

Competition
The reselling of innovative computer technology solutions is competitive, primarily with respect to price, but also with respect to service levels. The company faces competition with respect to developing and maintaining relationships with customers. Agilysys competes for customers with other solution providers and occasionally with some of its suppliers.
There are very few large, public enterprise product reseller companies in the IT solution provider market. As such, Agilysys’ competition is typically small or regional, privately held technology solution providers with $50 million to $200 million in revenues. The company competes with large companies such as Berbee Information Networks Corporation (a division of CDW Corporation), Forsythe Solutions Group, Inc., and Logicalis Group within TSG, and Micros Systems, Inc. and Radiant Systems, Inc. within HSG.

Employees
As of June 1, 2009, Agilysys had approximately 1,250 employees. The company is not a party to any collective bargaining agreements, has had no strikes or work stoppages and considers its employee relations to be excellent.

Markets
Agilysys sells its products principally in the United States and Canada and entered the China, Hong Kong and U.K. markets through acquisitions. Sales to customers outside of the United States and Canada are not a significant portion of the company’s sales. In January 2009, the company sold the stock of TSG’s operations in China and certain assets of TSG’s Hong Kong operations. However, HSG still continues to operate and grow in Asia, specifically in Hong Kong, Macau, and Singapore.

Access to Information
Agilysys’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through its Internet site (http://www.agilysys.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information posted on the company’s Internet site is not incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

Our business could be materially adversely affected if we cannot successfully implement changes to our information technology to support a changed business.
Our current information systems environment was principally designed for the distribution business. We are in the process of converting legacy business information systems to a single Enterprise Resource Planning system. We committed significant resources to this conversion, which began in fiscal 2009 and is expected to be completed in fiscal 2010. This conversion is complex and while we are using a controlled project plan, we may not be able to successfully implement changes to and manage our internal systems, procedures and controls. If we are unable to successfully complete this implementation in an efficient or timely manner, it could materially adversely affect our business.

Our profitability is partly dependent upon restructuring and executing planned cost savings.
Recently, we initiated actions intended to reduce our cost structure and improve profitability. Specifically, we implemented the following restructuring actions over the past year:

—	restructured the go-to-market strategy for TSG’s professional services offering;
—	exited Asian operations of TSG;
—	reduced corporate overhead and realigned executive management;
—	closed corporate offices in Boca Raton, Florida and relocated corporate headquarters back to Solon, Ohio; and
—	realigned certain operational and administrative departments and streamlined certain processes to reduce costs and drive efficiencies.
If our cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our revenues and profitability could be negatively impacted. We may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts, and may experience business disruptions associated with the restructuring and cost reduction activities. These efforts may not produce the full efficiency and cost reduction benefits that we expect. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated.

We are dependent on a single customer for a significant portion of our revenues.
In 2009 and 2008 more than 10% of our revenues were derived from Verizon Communications, Inc. (“Verizon”). If we were to lose Verizon as a customer, or if Verizon was to become insolvent or otherwise unable to pay for products and services, or was to become unwilling or unable to make payments in a timely manner, it could have a material adverse effect on the company’s business, results of operations, financial condition or liquidity. A further or extended economic downturn could reduce profitability and cash flow.

We are highly dependent on key suppliers and supplier programs.
We presently depend on a small number of key suppliers, including IBM, HP and Sun Microsystems. Our contracts with these suppliers vary in duration and are generally terminable by either party at will upon notice. The loss of any of these suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition. From time to time, a supplier may terminate the company’s right to sell some or all of a supplier’s products or change the terms and conditions of the supplier relationship or reduce or discontinue the incentives or programs offered. Any termination or the implementation of these changes could have a material negative impact on the company’s results of operations.

We are dependent on a long-term product procurement agreement with Arrow Electronics, Inc.
We have entered into a long-term product procurement agreement to purchase a wide variety of products totaling a minimum of $330 million per year until 2012 from Arrow Electronics, Inc. Our success will be dependent on competitive pricing, the availability of products on a timely basis and maintenance of certain service levels by Arrow.

Prolonged economic weakness causes a decline in spending for information technology, adversely affecting our financial results.
Our revenue and profitability depend on the overall demand for our products and services and continued growth in the use of technology in business by our customers, their customers, and suppliers. In challenging economic environments, our customers may reduce or defer their spending on new technologies. At the same time, many companies have already invested substantial resources in their current technological resources, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. Delays or reductions in demand for information technology by end users could have a material adverse effect on the demand for our products and services. In the last year, we have experienced weakening in the demand for our products and services. If the markets for our products and services continue to soften, our business, results of operations or financial condition could be materially adversely affected.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business. While we believe that our plans to remediate our 2009 material weakness in internal controls over financial reporting, discussed in Item 9A of this report, will return us to the status of having adequate internal controls over financial reporting, we continue to be exposed to risks that those internal controls may be inadequate and we may have difficulty accurately reporting our financial results on a timely basis.
An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and to remediate internal control deficiencies and material weaknesses.
While management evaluates the effectiveness of the company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we may be unable to produce reliable financial reports or prevent fraud, which could materially adversely affect our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such actions could affect investor perceptions of the company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We make estimates and assumptions in connection with the preparation of the company’s Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
In connection with the preparation of the company’s Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and we describe other significant accounting policies in Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies, which are included in Part II, Item 15 of this Annual Report. In addition, as discussed in Note 12 to Consolidated Financial Statements titled, Commitments and Contingencies, we make certain estimates under the provisions of SFAS No. 5 “Accounting for Contingencies,” including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material adverse effect on our results of operations.

The market for our products and services is affected by changing technology and if we fail to anticipate and adapt to such changes, our results of operations may suffer.
The markets in which the company competes are characterized by ongoing technological change, new product introductions, evolving industry standards and changing needs of customers. Our competitive position and future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. If we fail to successfully manage the challenges of rapidly changing technology, the company’s results of operations could be materially adversely affected.

Our profitability could suffer if we are not able to maintain favorable pricing.
Our profitability is dependent on the rates we are able to charge for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to charge for our services are affected by a number of factors, including:

—	our customers’ perceptions of our ability to add value through our services;
—	competition;
—	introduction of new services or products by us or our competitors;
—	our competitors’ pricing policies;
—	our ability to charge higher prices where market demand or the value of our services justifies it;
—	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over long contract periods;
—	procurement practices of our customers; and
—	general economic and political conditions.

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
In the current volatile state of the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. On May 5, 2009, we entered into a new credit facility, as discussed in Item 7 of this Annual Report titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subsection titled, “Liquidity and Capital Resources” and in Note 8 to Consolidated Financial Statements titled, Financing Arrangements. Although we do not intend to borrow in the near term, if our lender fails to honor its legal commitments under our credit facility, it could be difficult in the current environment to replace this facility on similar terms. The failure of the lender under the company’s credit facility may impact the company’s ability to borrow money to finance its operating activities.

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
As part of our operating history and growth strategy, we have acquired other businesses. In the future, we may continue to seek acquisition candidates in selected markets and from time to time engage in exploratory discussions with suitable candidates. We can provide no assurance that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with our existing products could cause delays in the introduction of new products. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development.
Future acquisitions may be financed through the issuance of common stock, which may dilute the ownership of our shareholders, or through the incurrence of additional indebtedness. Furthermore, we can provide no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable. Acquisitions involve numerous risks, including the following:

—	problems combining the acquired operations, technologies or products;
—	unanticipated costs or liabilities;
—	diversion of management’s attention;
—	adverse effects on existing business relationships with suppliers and customers;
—	risks associated with entering markets in which we have limited or no prior experience; and
—	potential loss of key employees, particularly those of the acquired organizations.
For example, until we actually assume operating control of the business assets and operations, it is difficult to ascertain with precision the actual value or the potential liabilities of our acquisitions. If we are unsuccessful in integrating our acquisitions, or if the integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business or the acquisition. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.

Consolidation in the industries that we serve could adversely affect our business.
Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current customers combine their operations, it may decrease the amount of work that we perform for these customers. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. If two or more of our suppliers merge or consolidate operations, the increased market power of the larger company could also increase our product costs and place competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

We May Incur Additional Goodwill and Intangible Asset Impairment Charges that Adversely Affect Our Operating Results.
We review goodwill for impairment annually and more frequently if events and circumstances indicate that our goodwill and other indefinite-lived intangible assets may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period.
As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since April 2008 that impacted our market capitalization. Based upon the results of impairment tests performed during fiscal 2009, we concluded that a portion of our goodwill and identifiable intangible assets were impaired. As such, we recognized total non-cash impairment charges in the first, second, and fourth quarters of 2009 for goodwill and intangible assets of $231.9 million, not including $20.6 million that related to the CTS business acquired in May 2005 that was classified as restructuring charges, as of March 31, 2009. The impairment charge did not impact our consolidated cash flows, liquidity, or capital resources. See Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies and the subsection titled, “Critical Accounting Policies, Estimates & Assumptions” in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for further discussion of the impairment testing of goodwill and identifiable intangible assets.
A continued decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of our businesses and we could be required to record additional impairment charges in the future, which would impact our consolidated balance sheet, as well as our consolidated statement of operations. If we were required to recognize an additional impairment charge in the future, the charge would not impact our consolidated cash flows, current liquidity, or capital resources.

We are subject to litigation, which may be costly.
As a company that does business with many customers, employees and suppliers, we are subject to a variety of legal and regulatory actions, including, but not limited to, claims made by or against us relating to taxes, health and safety, employee benefit plans, employment discrimination, contract compliance, intellectual property rights, and intellectual property licenses. The results of such legal and regulatory actions are difficult to predict. Although we are not aware of any instances of non-compliance with laws, regulations, contracts, or agreements and we do not believe that any of our products and services infringe any property rights or licenses, we may incur significant legal expenses if any such claim were filed. If we are unsuccessful in defending a claim, it could have a material adverse effect on our business, financial condition, or results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations and the operations of our significant suppliers could be subject to power shortages, telecommunications failures, fires, extreme weather conditions, medical epidemics, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could have a material adverse effect on our results of operations. While we maintain disaster recovery plans and insurance with coverages we believe to be adequate, claims may exceed insurance coverage limits, may not be covered by insurance, or insurance may not continue to be available on commercially reasonable terms.

We may be unable to hire enough qualified employees or we may lose key employees.
We rely on the continued service of our senior management, including our Chief Executive Officer, members of our executive team and other key employees and the hiring of new qualified employees. In the technology services industry, there is substantial and continuous competition for highly-skilled personnel. We also may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left the company recently, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.
Part of our total compensation program includes share-based compensation. Share-based compensation is an important tool in attracting and retaining employees in our industry. If the market price of our stock declines or remains low, it may adversely affect our ability to retain or attract employees. In addition, because we expense all share-based compensation, we may in the future change our share-based and other compensation practices. Some of the changes we consider from time to time include the reduction in the number of employees granted options, a reduction in the number of options granted per employee and a change to alternative forms of share-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

As a publicly traded company, our stock price is subject to certain market trends that are out of our control and that may not reflect our actual intrinsic value.
We can experience short-term increases and declines in our stock price due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. These fluctuations could favorably or unfavorably impact our business, financial condition, or results of operations. Our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our stock price over time.

We may be required to adopt International Financial Reporting Standards (“IFRS”). The ultimate adoption of such standards could negatively impact our business, financial condition or results of operations.
Although not yet required, we could be required to adopt IFRS which is different from accounting principles generally accepted in the United States of America for our accounting and reporting standards. The implementation and adoption of new standards could favorably or unfavorably impact our business, financial condition, or results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The company’s principal corporate offices are located in a 100,000 square foot facility in Solon, Ohio. As of March 31, 2009, the company owned or leased a total of approximately 353,266 square feet of space for its continuing operations, of which approximately 332,307 square feet is devoted to product warehouse and sales offices. The company’s major leases contain renewal options for periods of up to 8 years. On December 2, 2008, the Boca Raton, Florida facility was closed and the company is looking for a tenant to sublease the facility. For information concerning the company’s rental obligations, see the discussion of contractual obligations under Item 7 contained in Part II, as well as Note 7 to Consolidated Financial Statements contained in Part IV, of this Annual Report on Form 10-K. The company believes that its product warehouse and office facilities are well maintained, are suitable and provide adequate space for the operations of the company.
The company’s materially important facilities as of March 31, 2009, are set forth in the table below:

Location	Type of facility	Approximate square footage	Segment	Leased or owned

Solon, Ohio	Warehouse and administrative offices	100,000	Corporate	Leased
Alpharetta, Georgia	Administrative offices	29,500	HSG	Leased
Las Vegas, Nevada	Administrative offices	26,665	HSG	Leased
Edison, New Jersey	Administrative offices	21,500	TSG	Leased
Taylors, South Carolina	Warehouse and administrative offices	77,500	RSG	Leased

Item 3.  Legal Proceedings.

In 2006, the company filed a lawsuit against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. The jury also awarded to Agilysys its reasonable attorney’s fees in an amount to be determined at a later hearing. Judgment will be entered upon an award of attorney’s fees, at which time the parties have thirty days to file an appeal. No amounts have yet been accrued or received from the former shareholders of CTS or their insurance company.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2008 Annual Meeting of Shareholders of Agilysys, Inc. (“2008 Annual Meeting”) was held on March 26, 2009. The following Directors were re-elected to serve until the annual meeting in 2011:

Director	For	Against	Withheld

Thomas A. Commes	16,926,138	—	1,106,358
R. Andrew Cueva	17,799,059	—	233,437
Howard M. Knicely	16,982,761	—	1,049,735

On March 11, 2009, the company and Ramius LLC and its affiliates entered into an agreement (the “Settlement Agreement”) to settle the proxy contest regarding the election of Directors at the company’s 2008 Annual Meeting. For information regarding the Settlement Agreement and the company’s expenses related to the solicitation, please refer to the company’s Schedule 14A filed with the SEC on March 17, 2009.
The term of office for the following Directors continued after the 2008 Annual Meeting: Martin F. Ellis, Keith M. Kolerus, Robert A. Lauer, Robert G. McCreary, III, John Mutch, and Steve Tepedino. Effective May 21, 2009, Steve Tepedino tendered his resignation from the company’s Board of Directors for professional reasons.
Also at the 2008 Annual Meeting, shareholders voted to ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for the fiscal year ended March 31, 2009. Shareholders voted as follows:

For	Against	Abstentions	Broker Non-Votes

18,752,711	57,990	40,611	—

Item 4A.  Executive Officers of the Registrant.

The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years through June 1, 2009, of the company’s executive officers.
There is no relationship by blood, marriage or adoption among the listed officers. Mr. Ellis holds office until terminated as set forth in his employment agreement. All other executive officers serve until terminated.

Executive Officers of the Registrant

Name	Age	Current Position at June 1, 2009	Other Positions

Martin F. Ellis	44	President and Chief Executive Officer of the company since October 2008.	Executive Vice President, Treasurer and Chief Financial Officer from June 2005 to October 2008. Executive Vice President, Corporate Development and Investor Relations from July 2003 to June 2005. Prior to July 2003, Senior Vice President, Principal, and Head of Corporate Finance for Stern Stewart & Co.
Paul A. Civils	58	Senior Vice President and General Manager since November 2008.	Vice President and General Manager, Retail Solutions from October 2003 to November 2008. Prior to October 2003, Vice President, Retail Direct Sales for Kyrus Corporation.
John T. Dyer	34	Vice President and Controller since November 2008.	Director of Internal Audit from March 2007 to November 2008. Prior to 2004 and to March 2007, various progressive positions in finance, accounting, internal audit, and management with The Sherwin-Williams Company.

Name	Age	Current Position at June 1, 2009	Other Positions

Kenneth J. Kossin, Jr.	44	Senior Vice President and Chief Financial Officer since October 2008.	Vice President and Controller from October 2005 to October 20, 2008. Assistant Controller from April 2004 to October 2005. Prior to April 2004, Director of General Accounting for Roadway, Express, Inc.
Anthony Mellina	53	Senior Vice President and General Manager since November 2008.	Senior Vice President, Sun Technology Solutions from October 2007 to November 2008. Prior to October 2007, Chief Executive Officer for Innovative Systems Design, Inc. from July 2003.
Tina Stehle	52	Senior Vice President and General Manager since November 2008.	Senior Vice President Hospitality Solutions from July 2007 to November 2008. Vice President and General Manager, Hospitality Solutions from August 2006 to July 2007. Vice President, Software Sales from February 2004 to August 2006. Prior to February 2004, Vice President of Software Services for Inter-American Data, Inc.
Curtis C. Stout	38	Vice President and Treasurer since November 2008.	Vice President, Corporate Development and Planning from April 2007 to November 2008. Director, Business Planning and Development from April 2004 to March 2007. From July 2000 to April 2004, various roles in corporate development.
Kathleen A. Weigand	50	General Counsel and Senior Vice President, Human Resources since March 2009.	Executive Vice President, General Counsel, and Secretary for U-Store It Trust from January 2006 to December 2008. Deputy General Counsel and Assistant Secretary for Eaton Corporation from 2003 to 2005. Prior to 2003, Vice President, Assistant General Counsel, and Assistant Secretary for TRW Inc.

part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The company’s common shares, without par value, are traded on the NASDAQ Stock Market LLC. Common share prices are quoted daily under the symbol “AGYS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two fiscal years are presented in the table below.

	Year ended March 31, 2009
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$9.65-$12.64	$10.09-$13.34	$2.09-$9.48	$3.26-$4.93	$2.09-$13.34
Closing price on last day of period	$11.34	$10.09	$4.29	$4.30	$4.30

	Year ended March 31, 2008
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$21.03-$23.45	$14.50-$23.46	$12.68-$18.53	$11.13-$15.30	$11.13-$23.46
Closing price on last day of period	$22.50	$16.90	$15.12	$11.60	$11.60

As of May 29, 2009, there were 22,639,773 common shares of the company outstanding, and there were 2,156 shareholders of record. However, the company believes that there is a larger number of beneficial holders of its common shares. The closing price of the common shares on May 29, 2009, was $6.46 per share.
The company pays cash dividends on common shares quarterly upon authorization by the Board of Directors. Regular payment dates have been the first day of August, November, February and May.
The company maintains a Dividend Reinvestment Plan whereby cash dividends and additional monthly cash investments up to a maximum of $5,000 per month may be invested in the company’s common shares at no commission cost.
The company adopted a Shareholder Rights Plan in 1999 that expired on May 10, 2009. For further information about the Shareholder Rights Plan, see Note 14 to Consolidated Financial Statements titled, Shareholders’ Equity and contained in Part IV hereof.
No repurchases of common shares were made by or on behalf of the Company during the fourth quarter of fiscal 2009.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in the company’s common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software (the company’s “Peer Group”) for the period March 31, 2004, through March 31, 2009:

Comparison of Cumulative Five Year Total Return

Indexed returns
		Fiscal years ending
Company Name / Index	Base period March 2004	March 2005	March 2006	March 2007	March 2008	March 2009

Agilysys, Inc.	100.00	168.11	129.71	195.42	101.56	38.45
Russell 2000	100.00	105.41	132.66	140.50	122.23	76.39
Peer Group	100.00	102.32	113.88	118.59	96.29	65.61

Item 6.  Selected Financial Data.

The following selected consolidated financial and operating data was derived from the audited consolidated financial statements of the company and should be read in conjunction with the company’s Consolidated Financial Statements and Notes thereto, and Item 7 contained in part II of this Annual Report on Form 10-K.

	For the year ended March 31
(In thousands, except per share data)	2009	2008	2007	2006	2005

Operating results (a)(b)(c)(d)(e)
Net sales	$730,720	$760,168	$453,740	$463,375	$377,029
Restructuring charges (credits)	$40,801	$(75)	$(2,531)	$5,337	$515
Asset impairment charges	$231,856	$—	$—	$—	$—
(Loss) income from continuing operations, net of taxes	$(282,187)	$1,858	$(9,927)	$(20,541)	$(25,118)
(Loss) income from discontinued operations, net of taxes	(1,947)	1,801	242,782	48,655	44,603

Net (loss) income	$(284,134)	$3,659	$232,855	$28,114	$19,485

Per share data (a)(b)(c)(d)(e)
(Loss) income from continuing operations — basic and diluted	$(12.49)	$0.07	$(0.32)	$(0.69)	$(0.89)
(Loss) income from discontinued operations — basic and diluted	(0.09)	0.06	7.91	1.63	1.58

Net income — basic and diluted	$(12.58)	$0.13	$7.59	$0.94	$0.69

Weighted-average shares outstanding
Basic	22,586,603	28,252,137	30,683,766	29,935,200	28,100,612
Diluted	22,586,603	28,766,112	30,683,766	29,935,200	28,100,612
Financial position
Total assets	$374,436	$695,871	$893,716	$760,940	$818,492
Long-term obligations (f)	$157	$255	$3	$99	$59,624
Mandatorily redeemable convertible trust preferred securities (g)	$—	$—	$—	$—	$125,317
Total shareholders’ equity	$192,717	$479,465	$626,844	$385,176	$332,451

(a)	In 2008, the company acquired Stack, InfoGenesis, Innovative and Eatec. Accordingly, the results of operations for these acquisitions are included in the accompanying consolidated financial statements since the acquisition date. See Note 2 to Consolidated Financial Statements titled, Acquisitions, for additional information.
(b)	In 2007, the company sold the assets and operations of KSG. The operating results of KSG are classified as discontinued operations for all periods presented. See Note 3 to Consolidated Financial Statements titled, Discontinued Operations, for additional information regarding the company’s sale of KSG’s assets and operations.
(c)	In 2007, the company included the operating results of Visual One in the results of operations from the date of acquisition. In 2006, the company included the results of operations of CTS from its date of acquisition.

(d)	In 2008, an impairment charge of $4.9 million was recognized on the company’s equity investment in Magirus AG (“Magirus”). In 2007, the company recognized an impairment charge of $5.9 million ($5.1 million after taxes) on its equity method investment in Magirus. See Note 6 to Consolidated Financial Statements titled, Investment in Magirus — Sold in November 2008, for further information regarding this investment.
(e)	In 2009 and 2008, discontinued operations primarily represents TSG’s China and Hong Kong operations and the resolution of certain contingencies. The company sold the stock of TSG’s China operations and certain assets of TSG’s Hong Kong operations in January 2009. In 2007 and 2006 discontinued operations primarily represents TSG’s China and Hong Kong operations and the company’s KSG business that was sold in 2007. In 2005, discontinued operations primarily represents the company’s KSG business and certain continuing occupancy costs related to the IED business that was sold in 2003.
(f)	The company’s Senior Notes matured in 2007. In 2006, the company’s Senior Notes were reclassified from long-term obligations to a current liability.
(g)	In 2006, the company completed the redemption of its 6.75% Mandatorily Redeemable Convertible Trust Preferred Securities (“Trust Preferred Securities”). Trust Preferred Securities with a carrying value of $105.4 million were redeemed for cash at a total expense of $109.0 million. In addition, Trust Preferred Securities with a carrying value of $19.9 million were converted into common shares of the company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”), management explains the general financial condition and results of operations for Agilysys, Inc. and its subsidiaries including:

—	what factors affect the company’s business;
—	what the company’s earnings and costs were;
—	why those earnings and costs were different from the year before;
—	where the earnings came from;
—	how the company’s financial condition was affected; and
—	where the cash will come from to fund future operations.
The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding the company’s consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 15 of this Annual Report on Form 10-K titled, “Financial Statements and Supplementary Data.” Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” below and Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in the company.

Overview

Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology — including hardware, software and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Solon, Ohio effective October 2008, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and Hong Kong. Agilysys has three reportable segments: Hospitality Solutions (“HSG”), Retail Solutions (“RSG”), and Technology Solutions (“TSG”). See Note 13 to Consolidated Financial Statements titled, Business Segments, which is included in Item 15, for additional discussion.
In July 2008, the company decided to exit TSG’s portion of the Hong Kong and China businesses. HSG continues to operate in Hong Kong. In January 2009, the company closed the sale of the stock of TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million. As disclosed in previous filings, the company sold KSG in March 2007 and now operates solely as an IT solutions provider. The following long-term goals were established by the company with the divestiture of KSG:

—	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.
—	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.
As a result of the decline in GDP growth, a weak macroeconomic environment, significant risk in the credit markets, and changes in demand for IT products, the company will not achieve its long-term revenue goals announced in early 2007, and is re-evaluating its long-term revenue goals and acquisition strategy. The company remains committed to its gross margin, earnings before interest, taxes, depreciation and amortization margins and target long-term return on invested capital goals. Given the current economic conditions, the company is focused on aligning cost structure with current and expected revenue levels, improving efficiencies, and increasing cash flows.

Fiscal 2009 was a transitional year for the company, as the company’s headquarters were relocated back to Ohio and new leaders stepped into the company’s executive officer roles. In fiscal 2009, the company experienced a slowdown in sales as a result of the softening of the IT market in North America, with net sales decreasing 3.9% year-over-year. The decline in net sales was tempered by a contribution of $72.2 million in incremental sales during the year from recently acquired businesses. Gross margin as a percentage of sales increased 370 basis points year-over-year to 27.2% at March 31, 2009 versus 23.5% at March 31, 2008, which exceeded the company’s long-term goal of achieving gross margins in excess of 20% within three years.
For financial reporting purposes, the current and prior period operating results of KSG and TSG’s Hong Kong and China businesses have been classified within discontinued operations for all periods presented. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.

Results of Operations

2009 Compared with 2008

Net Sales and Operating Loss

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2009	2008	$	%

Net Sales
Product	$585,702	$634,214	$(48,512)	(7.6)%
Service	145,018	125,954	19,064	15.1%

Total	730,720	760,168	(29,448)	(3.9)%
Cost of goods sold
Product	456,779	539,496	(82,717)	(15.3)%
Service	75,263	42,181	33,082	78.4%

Total	532,042	581,677	(49,635)	(8.5)%

Gross margin	198,678	178,491	20,187	11.3%
Gross margin percentage	27.2%	23.5%
Operating expenses
Selling, general, and administrative expenses	206,075	196,422	9,653	4.9%
Asset impairment charges	231,856	—	231,856	nm
Restructuring charges (credits)	40,801	(75)	40,876	nm

Operating loss	$(280,054)	$(17,856)	$(262,198)	nm
Operating loss percentage	(38.3)%	(2.3)%

nm — not meaningful.
Net sales.  The $29.4 million decrease in net sales was driven by a decline in hardware revenues resulting from lower volumes. These lower volumes were attributable to a general decrease in IT spending as a result of weakening macroeconomic conditions, which particularly affected TSG. Hardware revenue decreased $53.6 million year-over-year. The decrease in hardware revenue was partially offset by increases of $5.1 million and $19.1 million in software and services revenues, respectively.
TSG’s sales decreased $36.7 million primarily due to lower hardware volumes, primarily due to lower hardware sales volumes. RSG’s sales decreased $7.6 million primarily due to a large single customer sale in 2008 that did not repeat in 2009. HSG’s sales increased $14.8 million driven by the incremental sales attributable to the InfoGenesis and Eatec acquisitions, which contributed $12.5 million and $4.6 million, respectively.
Gross margin.  The $20.2 million increase in gross margin was driven by a favorable product mix and vendor rebates. The decrease in product gross margin reflects the lower volumes of hardware sales combined with a higher proportion of proprietary software sales, which carry lower costs for the company, and a change in customer mix. The decrease in service gross margin reflects the integration of InfoGenesis, including conformity with HSG’s practices, as well as a change in the TSG service model as a result of the 2009 restructuring actions.

TSG’s gross margin increased $5.2 million driven by the Innovative acquisition, which incrementally contributed $17.6 million. RSG’s gross margin increased $3.1 million, which is attributable to a favorable mix of service revenues. HSG’s gross margin increased $13.3 million primarily due to the InfoGenesis and Eatec acquisitions, which contributed $12.1 million and $3.3 million, respectively.
Operating Expenses.  The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges (credits). SG&A expenses increased $9.7 million attributable to increases of $9.4 million, $1.3 million, and $2.6 million in HSG, RSG, and TSG, respectively, partially offset by a reduction in corporate SG&A expenses of $3.6 million. The increase in HSG’s operating expenses is primarily a result of the acquisitions of InfoGenesis, Eatec, and Triangle which contributed $2.4 million, $3.7 million, and $1.5 million in incremental expenses, respectively, with the remainder of the increase due to salaries and wages expenses for the segment’s organic business. The increase in RSG’s SG&A expenses is primarily related to an increase in salaries and wages expenses of $1.9 million. The increase in TSG’s operating expenses is primarily due to incremental expenses incurred with respect to Innovative, which was acquired in the second quarter of 2008. The reduction in corporate operating expenses is a direct result of the restructuring actions taken in 2009. From March 31, 2008 to March 31, 2009, the Company reduced it’s total workforce by approximately 9%. In addition, the Company suspended wage increases for fiscal 2010.
The company’s asset impairment charges consist of goodwill impairment charges of $229.5 million, not including goodwill impairment of $16.8 million and a $3.8 million in finite-lived intangible asset impairment charges classified within restructuring charges, and an indefinite-lived intangible asset impairment charge of $2.4 million. The goodwill and intangible asset impairment charges are discussed further in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits) and in Note 5 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.
The company recorded restructuring charges of $40.8 million during 2009. The restructuring charges consist of $23.5 million recorded during the first two quarters of 2009 related to the professional services restructuring actions, $13.4 million recorded during the third quarter of 2009 related to the third quarter management restructuring actions and relocation of the company’s headquarters from Boca Raton, Florida to Solon, Ohio, and $3.9 million recorded during the fourth quarter of 2009 related to both the third and the fourth quarter management restructuring actions. The restructuring credits in 2008 resulted from an adjustment to previously accrued severance amounts and a write-off of certain leasehold improvements, net of adjustments related to actual and accrued sub-lease income and common area costs. The company’s restructuring actions in 2009 and 2008 are discussed further in the Restructuring Charges (Credits) subsection of this MD&A and in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits).

Other Expenses (Income)

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2009	2008	$	%

Other expenses (income)
Other expenses (income), net	$2,570	$(6,566)	$(9,136)	(139.1)%
Interest income	(524)	(13,101)	(12,577)	(96.0)%
Interest expense	1,183	875	(308)	(35.2)%

Total other expenses (income), net	$3,229	$(18,792)	$(22,021)	(117.2)%

Other expenses (income), net.  In 2009, the $2.6 million in other expenses primarily included $3.0 million in impairment charges recorded for the company’s investment in The Reserve Fund’s Primary Fund. These impairment charges are discussed further in the subsection of this MD&A below titled, Investments, and in Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies. In 2008, the $6.6 million in other income primarily included a $15.1 million gain on the sale of the Magirus investment, which was partially offset by the company’s share of Magirus’ annual operating losses of $6.2 million and an impairment charge of $4.9 million recorded to write down the company’s equity method investment in Magirus to fair value. Other income in 2008 also included $1.4 million gain the company recognized on the redemption of an investment in an affiliated company.
Interest income.  The $12.6 million unfavorable change in interest income was due to a lower average cash and cash equivalent balances in 2009 compared to 2008. The higher cash and cash equivalent balance in 2008 was driven by the sale of KSG for $485.0 million on March 31, 2007. However, the company’s cash and cash equivalent balance declined during 2008 and 2009, as the company used the cash to acquire businesses and purchase its common shares for treasury.
Interest expense.  Interest expense increased $0.3 million in 2009 compared to 2008 due to a non-cash charge for unamortized deferred financing fees recorded in the third quarter of 2009 as a result of the termination of the company’s then existent revolving credit facility, as discussed in Liquidity and Capital Resources below.

Income Taxes
The company recorded an income tax benefit from continuing operations at an effective tax rate of 0.4% in 2009 compared with an income tax benefit at an effective rate of 381.1% in 2008. The effective tax rate for 2009 is lower than the statutory rate primarily due to the impairment of nondeductible goodwill and an increase in the valuation allowance for federal and state deferred tax assets. The effective tax rate for 2008 was higher than the statutory rate principally due to the reversal of the valuation allowance associated with Magirus, the settlement of an IRS audit, and other changes in liabilities related to state taxes that were partially offset by higher meals and entertainment expenses incurred in marketing the company’s products.

2008 Compared with 2007

Net Sales and Operating Loss

	Year ended March 31		Increase (decrease)
(Dollars in thousands)	2008	2007	$	%

Net Sales
Product	$634,214	$361,301	$272,913	75.5%
Service	125,954	92,439	33,515	36.3%

Total	760,168	453,740	306,428	67.5%
Cost of goods sold
Product	539,496	310,329	229,167	73.8%
Service	42,181	24,662	17,519	71.0%

Total	581,677	334,991	246,686	73.6%

Gross margin	178,491	118,749	59,742	50.3%
Gross margin percentage	23.5%	26.2%
Operating expenses
Selling, general, and administrative expenses	196,422	129,611	66,811	51.5%
Restructuring credits	(75)	(2,531)	2,456	(97.0)%

Operating loss	$(17,856)	$(8,331)	$(9,525)	114.3%
Operating loss percentage	(2.3)%	(1.8)%

Net sales.  The $306.4 million increase in net sales was largely driven by an increase in hardware revenue. Hardware revenue increased $233.9 million year-over-year. The increase in hardware revenue was principally due to higher revenues generated from the acquisitions which contributed $205.7 million. Innovative contributed $162.0 million of the $205.7 million.
TSG’s sales increased $222.9 million primarily due to the Innovative and Stack acquisitions, which contributed $175.3 million and $46.2 million, respectively. HSG’s sales increased $46.9 million primarily due to the InfoGenesis and Eatec acquisitions, which contributed $30.9 and $0.8 million respectively. RSG’s sales increased $37.0 million primarily due to sales volume increases.
Gross Margin.  The $59.7 million increase in gross margin was driven by the overall increase in sales. Changes in product mix, pricing under our procurement agreement with Arrow and margins of our acquisitions all contributed to the lower gross margin percentage.
TSG’s gross margin increased $32.5 million primarily due to the Innovative and Stack acquisitions, which contributed $35.6 million and $6.1 million, respectively. HSG’s gross margin increased $24.1 million primarily due to the InfoGenesis and Eatec acquisitions, which contributed $15.0 and $0.7 million, respectively. RSG’s gross margin increased $5.1 million, which can be directly attributable to the increase in sales.
Operating Expenses.  The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring credits. The $66.8 million increase in SG&A expenses was mainly driven by the following key factors: incremental operating expenses of $0.4 million, $23.3 million, $16.4 million, and $8.3 million related to the acquisitions of Eatec, Innovative, InfoGenesis, and Stack, respectively, outside services expense of $4.3 million, and rental expense of $2.6 million. The remaining increase in SG&A was principally due to higher stock-based compensation and benefits costs in 2008.

Restructuring credits decreased $2.5 million during 2008. The decline was principally due to the $4.9 million reversal of the remaining restructuring liability that was initially recognized in 2003 for an unutilized leased facility. In connection with the sale of KSG, management determined that the company would utilize the formerly abandoned leased facility to house the majority of its remaining IT Solutions Business and corporate personnel. Accordingly, the reversal of the remaining restructuring liability was classified as a restructuring credit in the consolidated statement of operations in 2007. The 2007 restructuring credit was offset by a charge of approximately $1.7 million for the termination of a facility lease that was previously exited as part of a prior restructuring effort and a $0.5 million charge for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG.

Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2008	2007	$	%

Other (income) expenses
Other (income) expense, net	$(6,566)	$6,008	$12,574	209.3%
Interest income	(13,101)	(5,133)	7,968	155.2%
Interest expense	875	2,656	1,781	67.1%

Total other (income) expense	$(18,792)	$3,531	$22,323	632.2%

Other (income) expense, net.  The $12.6 million favorable change in other (income) expense, net, was due to a $1.4 million gain recognized on the redemption of the company’s investment in an affiliated company in the first quarter of 2008. The company recognized a $1.4 million increase in foreign currency transaction gains during 2008 compared with 2007 due to changes in exchange rates. Additionally, there was a $9.8 million year-over-year increase in earnings from the company’s equity method investment that included a 2008 fourth quarter gain of $15.1 million as a result of the sale by Magirus the investment of a portion of its distribution business. In the fourth quarter of 2008, the company recognized a $4.9 million impairment charge to write down the company’s equity method investment to its fair value compared to a $5.9 million impairment charge for the write down of the company’s equity method investment to its estimated realizable value in 2007. The write-down was driven by changing market conditions and the equity method investee’s recent operating losses that indicated an other-than-temporary loss condition and the eventual sale of the investment in 2009.
Interest income.  The $8.0 million favorable change in interest income was due to higher average cash and cash equivalent balance in 2008 compared with 2007. The higher cash and cash equivalent balance was driven by the sale of KSG for $485.0 million on March 31, 2007. However, the company’s cash and cash equivalent balance has declined during 2008 as the company has used cash to acquire several businesses and purchase common shares for treasury.

Income Taxes
The company recorded an income tax benefit from continuing operations at an effective tax rate of 381.1% in 2008 compared with an income tax benefit at an effective rate of 14.3% in 2007. The increase in the effective tax rate is primarily attributable to the reversal of the valuation allowance associated with Magirus, the settlement of an IRS audit, and other changes in liabilities related to state taxes which were partially offset by higher meals and entertainment expenses incurred in marketing the company’s products.

Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table provides aggregate information regarding the company’s contractual obligations as of March 31, 2009.

	Payments due by fiscal year
		Less than	1 to 3		3 to 5		More than
(Dollars in thousands)	Total	1 year	Years		Years		5 years

Capital leases (1)	$444	$268	$172		$4		$—
Operating leases (2)	18,675	4,986	6,157		3,700		3,832
SERP liability (3)	18,286	11,103	4,816		—		2,367
Other benefits (4)	980	881	—		—		99
Purchase obligations (5)	990,000	330,000	660,000		—		—
Restructuring liabilities (6)	9,927	7,901	1,663		363		—
Unrecognized tax positions (7)	5,651	1,200	—		—		—

Total contractual obligations	$1,043,963	$356,339	$672,808	(8)	$4,067	(8)	$6,298	(8)

(1)	Additional information regarding the company’s capital lease obligations is contained in Note 7 to Consolidated Financial Statements titled, Financing Arrangements.
(2)	Lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding the company’s operating lease obligations is contained in Note 7 to Consolidated Financial Statements titled, Lease Commitments.
(3)	On April 1, 2000, the company implemented a nonqualified defined benefit pension plan for certain of its executive officers, including its current CEO (the “SERP”). The SERP provides retirement benefits for the participants. The projected benefit obligation recognized by the company for this plan was $18.3 million at March 31, 2009. With the exception of the company’s current CEO, the remaining participants have separated from employment as of March 31, 2009. Therefore, the timing of the payments due has been determined based on the actual retirement date selected by the former executive, or, for the current CEO and others who were not eligible for retirement at the time of their separation, based on the normal retirement date as defined by the plan. See Note 9 to Consolidated Financial Statements titled, Additional Balance Sheet Information and Note 11 to Consolidated Financial Statements titled, Employee Benefit Plans, for additional information regarding the SERP.
(4)	The company entered into agreements with two former executives, providing each with additional years of service for purposes of calculating benefits under the SERP. Since these agreements were executed outside the SERP, the company recorded the benefit obligation attributable to the additional service awarded under these agreements as a separate liability. The projected benefit liability recognized by the company was approximately $1.0 million at March 31, 2009. Both former executives have separated from employment as of March 31, 2009. Therefore, the timing of the payments due has been determined based on the actual retirement date selected by one former executive and based on the normal retirement date as defined by the SERP for the other former executive.
(5)	In connection with the sale of KSG, the company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. Under the PPA, the company is required to purchase a minimum of $330 million worth of products each year through the fiscal year ending March 31, 2012, adjusted for product availability and other factors.
(6)	The company has recorded restructuring liabilities primarily related to the restructuring actions taken in 2009. See the section to the MD&A titled, Restructuring Charges (Credits), and Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits), for additional information regarding these restructuring liabilities.
(7)	The company has accrued a liability for unrecognized positions at March 31, 2009 in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). See Note 10 to Consolidated Financial Statements titled, Income Taxes, for further information regarding unrecognized tax positions. The timing of certain potential cash outflows related to these unrecognized tax positions is not reasonably determinable and therefore are not scheduled.
(8)	The amount of total contractual obligations with maturities greater than one year is not reasonably determinable, as discussed in note (7) above.
The company anticipates that cash on hand, funds from continuing operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Liquidity and Capital Resources

Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2009. The company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-and long-term liquidity requirements. Additional information regarding the company’s financing arrangements is provided in Note 8 to Consolidated Financial Statements titled, Financing Arrangements.
As of March 31, 2009 and 2008, the company’s total debt was approximately $0.4 million and $0.5 million, respectively, comprised of capital lease obligations in both periods.

Revolving Credit Facility
As of January 20, 2009, the company terminated its $200 million unsecured credit facility with Bank of America, N.A. (as successor to LaSalle Bank National Association), as lead arranger, book runner and administrative agent, and certain other lenders party thereto (the “Credit Facility”). The Credit Facility included a $20 million sub-facility for letters of credit issued by Bank of America, N.A., or one of its affiliates, and a $20 million sub-facility for swingline loans, which are short-term loans generally used for working capital requirements. The Credit Facility was available to the company for refinancing debt existing at the time, providing for working capital requirements, capital expenditures and general corporate purposes of the company, including acquisitions. As of October 17, 2008, the company’s ability to borrow under its Credit Facility was suspended due to the company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and other technical defaults. The company had not borrowed under the Credit Facility since it was entered into in October of 2005. The company decided to terminate the Credit Facility in January 2009. There were no penalties associated with early termination of the Credit Facility, however $0.4 million of deferred debt fees were immediately expensed during the third quarter as a result of the termination.
The company executed a Loan and Security Agreement dated May 5, 2009 (the “New Credit Facility”) with Bank of America, N.A., as agent for the lenders from time to time party thereto (“Lenders”). The company’s obligations under the New Credit Facility are secured by the company’s assets (as defined in the new Credit Facility). This New Credit Facility replaces the company’s previous credit facility, which was terminated on January 20, 2009. The company also maintained an unsecured inventory financing agreement (the “Floor Plan Financing Facility”) with International Business Machines. This Floor Plan Financing Facility was terminated on May 4, 2009, and the company will primarily fund working capital through open accounts payable provided by its trade vendors.
The May 5, 2009 New Credit Facility provides $50 million of credit (which may be increased to $75 million by a $25 million “accordion provision”) for borrowings and letters of credit and will mature May 5, 2012. The New Credit Facility establishes a borrowing base for availability of loans predicated on the level of the company’s accounts receivable meeting banking industry criteria. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable at maturity. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the New Credit Facility. LIBOR Loans bear interest at LIBOR for the applicable interest period plus an applicable margin ranging from 3.0% to 3.5%. Base rate loans (as defined in the New Credit Facility) bear interest at the Base Rate (as defined in the New Credit Facility) plus an applicable margin ranging from 2.0% to 2.5%. Interest is payable on the first of each month in arrears. There is no premium or penalty for prepayment of borrowings under the New Credit Facility.
The New Credit Facility contains normal mandatory repayment provisions, representations, and warranties and covenants for a secured credit facility of this type. The New Credit Facility also contains customary events of default upon the occurrence of which, among other remedies, the Lenders may terminate their commitments and accelerate the maturity of indebtedness and other obligations under the New Credit Facility.
As of June 5, 2009, the company had no amounts outstanding under the New Credit Facility and $50.0 million was available for future borrowings. The company has no intention to borrow amounts under the New Credit Facility in the near term.

Cash Flow

	Year ended March 31		Increase (decrease)	Year ended March 31
(Dollars in thousands)	2009	2008		$2007

Net Cash (used for) provided by continuing operations:
Operating activities	$(86,078)	$(159,544)	$73,466	$153,990
Investing activities	(5,440)	(240,654)	235,214	469,976
Financing activities	56,822	(137,391)	194,213	(51,287)
Effect of foreign currency fluctuations on cash	911	1,314	(403)	(97)

Cash flows used for (provided by) continuing operations	(33,785)	(536,275)	502,490	572,582
Net operating and investing cash flows provided by (used for) discontinued operations	94	1,995	(1,901)	(115,388)

Net (decrease) increase in cash and cash equivalents	$(33,691)	$(534,280)	$500,589	$457,194

Cash flow (used for) provided by operating activities.  The $86.1 million in cash used for operating activities in 2009 included funds used for the $35.0 million payment of the Innovative earn-out that reduced accrued liabilities, a decrease in accounts payable of $74.5 million due to the establishment of the IBM floor plan financing agreement in February 2008, which was recorded as a financing activity, and was partially offset by a $14.9 million reduction in accounts receivable and other changes in working capital. The $159.5 million in cash used for operating activities in 2008 included $123.4 million used for federal income taxes paid primarily for the gain on the sale of KSG, with the remainder used for changes in working capital.
Cash flow (used for) provided by investing activities.  In 2009, the $5.4 million in cash used for investing activities primarily represents $5.2 million that was reclassified from cash equivalents to long-term investments for the company’s remaining claim on The Reserve Fund’s Primary Fund, $2.4 million paid for the acquisition of Triangle, and $7.1 million for the purchase of property, plant, and equipment, partially offset by $9.5 million received from the sale of the Magirus investment. The 2008 investing activities principally reflect the $236.2 million in cash (net of cash acquired) that the company paid for the acquisitions of Eatec, Innovative, InfoGenesis, and Stack. In 2007, cash provided by investing activities of $470.0 million was attributable to the $485.0 million in proceeds received from the sale of KSG, partially offset by $10.6 million paid for the acquisition of Visual One.
Cash flow provided by (used for) financing activities.  The $56.8 million in cash provided by financing activities in 2009 resulted from $59.6 million in proceeds related to the company’s floor plan financing agreement, partially offset by $2.7 million in dividends paid. The $137.4 million in cash used by financing activities in 2008 was principally driven by the $150.0 million repurchase of the company’s common shares and $3.4 million in dividends paid, partially offset by $14.6 million in proceeds related to the floor plan financing agreement and $1.4 million in proceeds from stock options exercised. The 2007 cash used for financing activities primarily was attributable to $59.6 million in principal payments under long term obligations, including $59.4 million related to retiring the company’s senior notes, partially offset by $10.1 million in proceeds from stock options exercised.

Critical Accounting Policies, Estimates & Assumptions
MD&A is based upon the company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company regularly evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies, litigation and supplier incentives. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
The company’s most significant accounting policies relate to the sale, purchase, and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No significant adjustments to the company’s accounting policies were made in 2009. Specific risks for these critical accounting policies are described in the following paragraphs.
For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Revenue recognition.  The company derives revenue from three primary sources: server, storage and point of sale hardware, software, and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for estimated discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.
Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer’s final acceptance of the arrangement have been fulfilled. A majority of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and bears credit risk if the customer does not pay for the goods. As the principal contact with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination.
The company offers proprietary software as well as remarketed software for sale to its customers. A majority of the company’s software sales do not require significant production, modification, or customization at the time of shipment (physically or electronically) to the customer. Substantially all of the company’s software license arrangements do not include acceptance provisions. As such, revenue from both proprietary and remarketed software sales is recognized when the software has been shipped. For software delivered electronically, delivery is considered to have occurred when the customer either takes possession of the software via downloading or has been provided with the requisite codes that allow for immediate access to the software based on the U.S Eastern time zone time stamp.
The company also offers proprietary and third-party services to its customers. Proprietary services generally include: consulting, installation, integration, training, and maintenance. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. Many of the company’s software arrangements include consulting services sold separately under consulting engagement contracts. When the arrangements qualify as service transactions as defined in AICPA Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” consulting revenues from these arrangements are accounted for separately from the software revenues. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the software), degree of risk, availability of services from other vendors, timing of payments, and the impact of milestones or other customer acceptance criteria on revenue realization. If there is significant uncertainty about the project completion or receipt of payment for consulting services, the revenues are deferred until the uncertainty is resolved.
For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, the company estimates proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenues are recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of billings on uncompleted contracts in excess of related costs is shown as a current asset.
If an arrangement does not qualify for separate accounting of the software and consulting services, then the software revenues are recognized together with the consulting services using the percentage-of-completion or completed contract method of accounting. Contract accounting is applied to arrangements that include: milestones or customer-specific acceptance criteria that may affect the collection of revenues, significant modification or customization of the software, or provisions that tie the payment for the software to the performance of consulting services.
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
Allowance for Doubtful Accounts.  The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk, as well as historical trends of the entire customer pool. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the company performs periodic credit evaluations of its customers.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FAS 109”). FIN 48 provides guidance for the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 effective April 1, 2007, as required and recognized a cumulative effect of accounting change of approximately $2.9 million, which decreased beginning retained earnings in the accompanying Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2008 and increased accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2008. The company’s income taxes and the impact of adopting FIN 48 are described further in Note 10 to Consolidated Financial Statements, Income Taxes.
Goodwill and Long-Lived Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. In assessing the recoverability of the company’s goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, the company may be required to record impairment charges for these assets in the period such determination was made.
Restructuring and Other Special Charges.  The company records reserves in connection with the reorganization of its ongoing business. The reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Determination of the asset impairments is discussed above in Goodwill and Long-Lived Assets. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term.
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

Recently Issued Accounting Pronouncements
In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets” an amendment of SFAS 132(R) (“FSP FAS 132(R)-1”). This standard requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The company is currently evaluating the impact, if any, that the adoption of FSP FAS 132(R)-1 will have on its financial position, results of operations, or cash flows.
In November 2008, the FASB’s Emerging Issues Task Force published Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-06”). This issue addresses the impact that FAS 141(R) and FAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. EITF 08-06 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The standard will have an impact on the company only for acquisitions and investments in noncontrolling interests made after April 1, 2009. The company is currently evaluating the impact, if any, the adoption of EITF 08-06 will have on its financial position, results of operations, or cash flows.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). FAS 162 directs the U.S. GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. FAS 162 is effective November 15, 2008. The adoption of FAS 162 did not have a significant impact on the company’s financial position, results of operations, or cash flows.
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within that fiscal year, or fiscal 2010 for the company. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption. The company does not expect the adoption of FSP FAS 142-3 to have a significant impact on its financial position, results of operations, or cash flows.
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) significantly changes the accounting for and reporting of business combination transactions. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The standard will have an impact on the company only for acquisitions made after April 1, 2009. The company is currently evaluating the impact that Statement 141(R) will have on its financial position, results of operations and cash flows.
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

Business Combinations

2009 Acquisition

Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. Due to a purchase price adjustment during the third quarter of fiscal 2009 of $0.4 million, the goodwill attributed to the Triangle acquisition is $3.1 million at March 31, 2009. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.

2008 Acquisitions

Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying Consolidated Financial Statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.3 million was assigned to goodwill.
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
During the first, second and fourth quarters of 2009, goodwill impairment charges were taken relating to the Eatec acquisition in the amounts of $1.3 million, $14.4 million, and $3.4 million, respectively. As of March 31, 2009, $1.7 million remains on the company’s balance sheet in goodwill relating to the Eatec acquisition.

Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying Consolidated Financial Statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company was required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out was limited to a maximum payout of $90.0 million. As a result of existing and anticipated EBITDA, during the fourth quarter of 2008, the company recognized $35.0 million of the $90.0 million maximum earn-out, which was made in April 2008. In addition, due to certain changes in the sourcing of materials, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35.0 million paid. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition. No amounts have been accrued as of March 31, 2008, as it is not probable that any additional payout will be made.
During the fourth quarter of 2008, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships which will be amortized over useful lives ranging from two to five years.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million was assigned to goodwill. Goodwill resulting from the Innovative acquisition will be deductible for income tax purposes. During the fourth quarter of 2009, a goodwill impairment charge was taken relating to the Innovative acquisition for $74.5 million. As of March 31, 2009, $23.3 million remains on the company’s balance sheet as goodwill relating to the Innovative acquisition.

InfoGenesis
On June 18, 2007, the company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. Accordingly, the results of operations for InfoGenesis have been included in the accompanying Consolidated Financial Statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition provides the company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base and increases its software application offerings. InfoGenesis was acquired for a total acquisition cost of $90.6 million.
InfoGenesis had intangible assets with a net book value of $15.9 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $8.4 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. During the first, second, and fourth quarters of 2009, goodwill impairment charges were taken relating to the InfoGenesis acquisition in the amounts of $3.9 million, $57.4 million, and $3.8 million, respectively. As of March 31, 2009, $6.7 million remains on the company’s balance sheet as goodwill relating to the InfoGenesis acquisition.

Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1:

	Year Ended March 31,
	2009	2008	2007

Net sales	$730,720	$841,101	$729,851
(Loss) income from continuing operations	$(282,187)	$7,068	$4,556
Net (loss) income	$(284,134)	$8,908	$241,541
(Loss) earnings per share — basic income from continuing operations	$(12.49)	$0.25	$0.15
Net (loss) income	$(12.58)	$0.32	$7.87
(Loss) earnings per share — diluted income from continuing operations	$(12.49)	$0.25	$0.15
Net (loss) income	$(12.58)	$0.31	$7.87

Stack Computer, Inc.
On April 2, 2007, the company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Accordingly, the results of operations for Stack have been included in the accompanying Consolidated Financial Statements from that date forward. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $25.2 million.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Stack acquisition in the amounts of $7.8 million and $2.1 million, respectively. As of March 31, 2009, $3.4 million remains on the company’s balance sheet as goodwill relating to the Stack acquisition.

2007 Acquisition

Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One, a leading developer and marketer of Microsoft® Windows®-based software for the hospitality industry. Accordingly, the results of operations for Visual One have been included in the accompanying Consolidated Financial Statements from that date forward. The acquisition provides the company additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One’s customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.4 million.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One acquisition is not deductible for income tax purposes. During the first, second, and fourth quarters of 2009, goodwill impairment charges were taken relating to the Visual One acquisition in the amounts of $0.5 million, $7.5 million, and $0.5 million, respectively. As of March 31, 2009, $0.9 million remains on the company’s balance sheet as goodwill relating to the Visual One acquisition.

Discontinued Operations

China and Hong Kong Operations
In July, 2008, the company met the requirements of FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”) to classify TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong businesses in December 2005. During January 2009, the company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The assets and liabilities of these operations are classified as discontinued operations on the company’s Consolidated Balance Sheets, and the operations are reported as discontinued operations for the periods presented in accordance with Statement 144. The remaining unsold assets and liabilities of TSG’s China and Hong Kong operations have been classified as discontinued operations on the company’s balance sheet as of March 31, 2009 and 2008.

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

Restructuring Charges (Credits)

2009 Restructuring Activity
Fourth Quarter Management Restructuring.  During the fourth quarter of 2009, the company took additional steps to realign its cost and management structure. During the quarter, an additional four company vice presidents were terminated, as well as other support and sales personnel. These actions resulted in a restructuring charge of $3.7 million during the quarter, comprised mainly of termination benefits for the above-mentioned management changes. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $1.2 million under the company’s SERP. These restructuring charges are included in the Corporate segment.
Third Quarter Management Restructuring.  During the third quarter of 2009, the company took steps to realign its cost and management structure. During October 2008, the company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four company vice presidents were terminated, as well as other support personnel. The company also relocated its headquarters from Boca Raton, Florida, to Solon, Ohio, where the company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in a restructuring charge of $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the company’s SERP. An additional $0.2 million expense was incurred in the fourth quarter of 2009 as a result of an impairment to the leasehold improvements at the company’s former headquarters in Boca Raton. These restructuring charges are included in the Corporate segment.
First Quarter Professional Services Restructuring.  During the first quarter of 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups. The company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. The cost reduction resulted in a $2.5 million and $0.4 million charge for one-time termination benefits relating to a workforce reduction in the first and second quarters of 2009, respectively. The workforce reduction was comprised mainly of service delivery personnel. Payment of these one-time termination benefits was substantially complete in 2009. This restructuring also resulted in a $20.6 million impairment to goodwill and intangible assets in the first quarter of 2009, related to the company’s 2005 acquisition of CTS. The entire $23.5 million restructuring charge relates to TSG.
The three restructuring actions discussed above resulted in a $40.8 million restructuring charge for the year ended March 31, 2009.

2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits was substantially complete in 2008.

Investments

The Reserve Fund’s Primary Fund
At September 30, 2008, the company had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues associated with the bankruptcy of Lehman Brothers, Inc., The Primary Fund temporarily ceased honoring redemption requests, but the Board of Trustees of The Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. As of March 31, 2009, the company has received $31.0 million of the investment, with $5.2 million remaining in The Primary Fund. As a result of the delay in cash distribution, we have reclassified the remaining $5.2 million from cash and cash equivalents to investments in other non-current assets on the balance sheet, and, accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. In addition, as of March 31, 2009, the company estimated and recorded a loss on its investment in the fund. The loss was estimated as 8.3% of the company’s original investment in the fund, resulting in a $3.0 million charge to other expense. In April 2009, the company received an additional distribution of $1.6 million from The Primary Fund. The company is unable to estimate the timing of future distributions, which are expected to aggregate to approximately $0.6 million.
This investment is a financial instrument that falls within the scope of FASB Statement No. 157, Fair Value Measurements (“FAS 157”), and accordingly, was measured at its fair value of $2.2 million at March 31, 2009, which is net of the impairment charges recorded during 2009. FAS 157 classifies the inputs used to measure fair value into three levels as follows:
—  Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

—	Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
—  Level 3: Unobservable inputs for the asset or liability.
The company’s investment in The Primary Fund was classified as a Level 2 financial instrument at March 31, 2009, as its fair value was determined using information other than quoted prices that is available on The Reserve Fund’s website.

Investment in Marketable Securities
The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust and are classified within “Other non-current assets” on the company’s Consolidated Balance Sheets. The company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities was $37,000 and $0.1 million at March 31, 2009 and 2008, respectively. During 2009, sales proceeds and realized losses were $0.1 million and $24,000, respectively. During 2008, sale proceeds and realized gain were $6.1 million and $0.2 million, respectively. The company used the sale proceeds to fund corporate-owned life insurance policies.

Investment in Magirus — Sold in November 2008
In November 2008, the company sold its 20% ownership interest in Magirus, a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In addition, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of $7.3 million in July 2008, resulting in $9.6 million of total proceeds received in fiscal 2009. The company adjusted the fair value of the investment as of March 31, 2008, to the net present value of the subsequent cash proceeds, resulting in fourth quarter 2008 charges of (i) a $5.5 million reversal of the cumulative currency translation adjustment in accordance with EITF 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of, and (ii) an impairment charge of $4.9 million to write the held-for-sale investment to its fair value less cost to sell.
The company had decided to sell its 20% investment in Magirus prior to March 31, 2008, and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale at March 31, 2008 in accordance with FAS 144.

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
On April 1, 2008, the company invoked FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (“FIN 35”), for its investment in Magirus. The invocation of FIN 35 required the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method was used by the company because management did not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, necessary to account for an investment in common stock under the equity method.

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
Compensation cost charged to operations relating to stock based compensation during 2009 was $0.5 million. This included $3.5 million in reversals of stock based compensation expense in 2009 due to actual forfeitures of non-vested shares and performance shares, and a change in the estimate of the forfeiture rate which was updated due to the management restructuring actions. As of March 31, 2009, total unrecognized stock based compensation expense related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 18 months. In addition, as of March 31, 2009, total unrecognized stock based compensation expense related to non-vested shares and performance shares was $0.1 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 12 months.

Risk Control and Effects of Foreign Currency and Inflation
The company extends credit based on customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the Consolidated Financial Statements when collections are in doubt.
The company sells internationally and enters into transactions denominated in foreign currencies. As a result, the company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the company’s results of operations for the 2009, 2008 or 2007 fiscal years.
The company believes that inflation has had a nominal effect on its results of operations in fiscal 2009, 2008 and 2007 and does not expect inflation to be a significant factor in fiscal 2010.

Forward Looking Information
This Annual Report on Form 10-K contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this presentation and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, business strategies, future financial results, unanticipated downturns to our relationships with customers, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, and unanticipated deterioration in economic and financial conditions in the United States and around the world. We do not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.
Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in this Annual Report on Form 10-K filed with the SEC, under Item 1A, “Risk Factors.” Copies are available from the SEC or the Agilysys web site.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The company has assets, liabilities and cash flows in foreign currencies creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts executed by the company during 2009, 2008, or 2007.
As discussed within Liquidity and Capital Resources in the MD&A, on January 20, 2009, the company terminated its five-year $200 million revolving credit facility. At the time of the termination, there were no amounts outstanding under this credit facility. Therefore, the company did not have a revolving credit facility in place at March 31, 2009. There were no amounts outstanding under this credit facility in 2009, 2008, or 2007. On May 5, 2009, the company entered into a new $50 million revolving credit facility. While the company is exposed to interest rate risk from the floating-rate pricing mechanisms on its new revolving credit facility, it does not expect interest rate risk to have a significant impact on its business, financial condition, or results of operations during 2010.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K.

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the material weakness related to the company’s hospitality and retail order processing operations, identified in 2008 has been remediated. In addition, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weakness relating to the company’s internal control over financial reporting as described below in “Management’s Report on Internal Controls Over Financial Reporting.” In light of the 2008 and 2009 material weaknesses, the company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting
The management of the company, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the company did not maintain effective internal control over financial reporting as of March 31, 2009, due to the material weakness discussed below.
Revenue Recognition Controls — The aggregation of several errors in the company’s revenue recognition cycle, primarily related to the set-up of specific customer terms and conditions, resulted in a material weakness in the operating effectiveness of revenue recognition controls.
Management has performed a review of the company’s internal control processes and procedures surrounding the revenue recognition cycle. As a result of this review, the company has taken and continues to implement the following steps to prevent future errors from occurring:
1. The company will conduct a comprehensive review of all existing customer terms and conditions compared to existing customer set-up within the customer database.
2. Implement enhanced process and controls around new customer set-up and customer maintenance.
3. Increase quarterly sales cut-off testing procedures to include a review of terms and conditions of customer sales contracts.
4. Implement quarterly physical inventory counts at specific company warehouses to account for and properly reverse revenue relating to the consolidation and storage of customer owned product.
5. Implement a more extensive analysis and enhance the reconciliation and review process related to revenue and cost of goods sold accounts.
Ernst & Young LLP, our independent registered public accounting firm, has issued their report regarding the company’s internal control over financial reporting as of March 31, 2009, which is included elsewhere herein.

Change in Internal Control over Financial Reporting
In 2009, control improvements were implemented in an effort to remediate the errors in the company’s hospitality and retail segments’ order processing operations that resulted in a material weakness in the operating effectiveness of revenue recognition controls as of March 31, 2008. These control improvements included:
1. Mandatory ongoing training for sales operations personnel including procedure and process review, as well as the awareness and significance of key controls.
2. Sales Operations Management review and approval process for all transactions greater than $100,000.
3. Comprehensive documentation checklist that is required to be completed prior to the processing of a sales transaction.
4. Enhanced monthly sales cut-off testing by the company’s Internal Audit Department to ensure the proper and timely processing of a transaction.
5. Sales Operations Management personnel restructuring.
Also during 2009, in an effort to remediate the material weakness that was reported in the third quarter of 2009, control improvements were implemented over the calculation of stock based compensation and the recognition of expense for a defined benefit plan curtailment. These control improvements included:
1. Perform a secondary quarterly review of stock compensation and defined benefit plan activity, and the related accounting.
2. Upon the termination or retirement of an executive employee, perform an additional revaluation of the accounting for such defined benefit plans to determine propriety of accounting and expense recognition.
As a result of these control improvements and other measures the company has taken to date, management believes that the material weaknesses reported as of March 31, 2008, and December 31, 2008, have been remediated as of March 31, 2009.
The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. Other than the items described above, no changes in our internal control over financial reporting occurred during the company’s last quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter of 2010, the company began implementing the remedial measures related to the material weakness identified as of March 31, 2009, described above.

Item 9B.	Other Information.

None.

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of the company, the Audit Committee and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors” and “Corporate Governance and Related Matters” in the company’s Proxy Statement to be used in connection with the company’s 2009 Annual Meeting of Shareholders to be held on July 31, 2009 (the “2009 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the company’s Directors, executive officers, and holders of more than five percent of the company’s equity securities will be set forth in the 2009 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the company is included as Item 4A in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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

The information required by this Item is set forth in the company’s 2009 Proxy Statement under the headings, “Executive Compensation” and “Corporate Governance Related Matters,” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in the company’s 2009 Proxy Statement under the headings “Share Ownership,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the company’s 2009 Proxy Statement under the headings “Corporate Governance and Related Matters” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the company’s 2009 Proxy Statement under the heading “Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended March 31, 2009, 2008, and 2007
Consolidated Balance Sheets as of March 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008, and 2007
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
(a)(2) Financial statement schedule.  The following financial statement schedule is included herein and is incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.  Exhibits included herein and incorporated by reference are contained in the Exhibit Index of this Annual Report on Form 10-K.

signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 5, 2009.

AGILYSYS, INC.

/s/ Martin F. Ellis
Martin F. Ellis
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of June 5, 2009.

Signature	Title

/s/ Martin F. Ellis Martin F. Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kenneth J. Kossin, Jr. Kenneth J. Kossin, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Keith M. Kolerus Keith M. Kolerus	Chairman, Director

/s/ Thomas A. Commes Thomas A. Commes	Director

/s/ R. Andrew Cueva R. Andrew Cueva	Director

/s/ Howard V. Knicely Howard V. Knicely	Director

/s/ Robert A. Lauer Robert A. Lauer	Director

/s/ Robert G. McCreary, III Robert G. McCreary, III	Director

/s/ John Mutch John Mutch	Director

agilysys, inc. and subsidiaries

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2009

report of ernst & young llp, independent registered public accounting firm

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended March 31, 2009. We have also audited the accompanying financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 1, 10 and 11 to Consolidated Financial Statements, on April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and on March 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agilysys, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2009 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
June 8, 2009

report of ernst & young llp, independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The aggregation of several errors in the Company’s customer set-up process for terms and conditions over new product sales of the retail and hospitality segments resulted in a material weakness in the operating effectiveness of revenue recognition controls.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated June 8, 2009, on those financial statements. In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Agilysys, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agilysys, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
June 8, 2009

agilysys, inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended March 31
(In thousands, except share and per share data)	2009	2008	2007

Net sales:
Products	$585,702	$634,214	$361,301
Services	145,018	125,954	92,439

Total net sales	730,720	760,168	453,740
Cost of goods sold:
Products	456,779	539,496	310,329
Services	75,263	42,181	24,662

Total cost of goods sold	532,042	581,677	334,991
Gross margin	198,678	178,491	118,749
Operating expenses
Selling, general, and administrative expenses	206,075	196,422	129,611
Asset impairment charges	231,856	—	—
Restructuring charges (credits)	40,801	(75)	(2,531)

Operating loss	(280,054)	(17,856)	(8,331)
Other expenses (income)
Other expenses (income), net	2,570	(6,566)	6,008
Interest income	(524)	(13,101)	(5,133)
Interest expense	1,183	875	2,656

(Loss) income before income taxes	(283,283)	936	(11,862)
Benefit for income taxes	(1,096)	(922)	(1,935)

(Loss) income from continuing operations	(282,187)	1,858	(9,927)
Discontinued operations
(Loss) income from operations of discontinued components, net of taxes	(1,464)	1,801	47,053
(Loss) gain on disposal of discontinued component, net of taxes	(483)	—	195,729

(Loss) income from discontinued operations	(1,947)	1,801	242,782

Net (loss) income	$(284,134)	$3,659	$232,855

(Loss) earnings per share — basic and diluted
(Loss) income from continuing operations	$(12.49)	$0.07	$(0.32)
(Loss) income from discontinued operations	(0.09)	0.06	7.91

Net (loss) income	$(12.58)	$0.13	$7.59

Weighted average shares outstanding
Basic	22,586,603	28,252,137	30,683,766
Diluted	22,586,603	28,766,112	30,683,766

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Balance Sheets

	March 31
(In thousands, except share and per share data)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$36,244	$69,935
Accounts receivable, net of allowance of $3,005 in 2009 and $2,392 in 2008	152,276	166,900
Inventories, net of allowance of $2,411 in 2009 and $1,334 in 2008	27,216	25,408
Deferred income taxes — current, net	6,836	3,788
Prepaid expenses and other current assets	4,564	2,756
Income taxes receivable	3,539	4,960
Assets of discontinued operations — current	1,075	5,026

Total current assets	231,750	278,773
Goodwill	50,382	297,560
Intangible assets, net of amortization of $47,413 in 2009 and $27,456 in 2008	35,699	55,625
Investment in cost basis company — held for sale	—	9,549
Deferred income taxes — non-current, net	511	—
Other non-current assets	29,008	25,779
Assets of discontinued operations — non-current	56	1,013
Property and equipment
Building	—	57
Furniture and equipment	39,610	37,624
Software	38,124	37,514
Leasehold improvements	8,380	8,896
Project expenditures not yet in use	8,562	4,148

	94,676	88,239
Accumulated depreciation and amortization	67,646	60,667

Property and equipment, net	27,030	27,572

Total assets	$374,436	$695,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,367	$96,199
Floor plan financing in default	74,159	14,552
Deferred revenue	18,709	16,232
Accrued liabilities	43,482	57,812
Long-term debt — current	238	305
Liabilities of discontinued operations — current	1,176	3,811

Total current liabilities	160,131	188,911
Other non-current liabilities	21,588	27,263
Liabilities of discontinued operations — non-current	—	232
Commitments and contingencies (see Note 12)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,523,218 shares issued; and 22,626,440 and 22,590,440 shares outstanding in 2009 and 2008, respectively	9,366	9,366
Capital in excess of stated value	(11,036)	(11,469)
Retained earnings	199,947	486,799
Treasury stock (8,896,778 in 2009 and 8,978,378 in 2008)	(2,670)	(2,694)
Accumulated other comprehensive loss	(2,890)	(2,537)

Total shareholders’ equity	192,717	479,465

Total liabilities and shareholders’ equity	$374,436	$695,871

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31
(In thousands)	2009	2008	2007

Operating activities
Net (loss) income	$(284,134)	$3,659	$232,855
Add: Loss (income) from discontinued operations	1,947	(1,801)	(242,782)

(Loss) income from continuing operations	(282,187)	1,858	(9,927)
Adjustments to reconcile (loss) income from continuing operations to net cash (used for) provided by operating activities (net of effects from business acquisitions):
Impairment of goodwill and intangible assets	249,983	—	—
Impairment of investment in The Reserve Fund’s Primary Fund	3,001	—	—
Impairment of investment in cost basis company	—	4,921	5,892
(Gain) loss on cost investment	(56)	(8,780)	970
Gain on redemption of cost investment	—	(1,330)	—
Loss on disposal of property and equipment	494	12	1,501
Depreciation	4,032	3,261	2,507
Amortization	23,651	20,552	6,283
Deferred income taxes	(7,035)	(2,649)	2,178
Stock based compensation	457	6,039	4,238
Excess tax benefit from exercise of stock options	—	(97)	(1,854)
Changes in working capital:
Accounts receivable	14,909	24,794	(988)
Inventories	(1,763)	(5,713)	122
Accounts payable	(74,484)	(53,144)	30,136
Accrued liabilities	(17,845)	(11,675)	(11,286)
Income taxes payable	14,483	(138,694)	132,771
Other changes, net	(1,808)	2,013	(1,316)
Other non-cash adjustments, net	(11,910)	(912)	(7,237)

Total adjustments	196,109	(161,402)	163,917

Net cash (used for) provided by operating activities	(86,078)	(159,544)	153,990
Investing activities
Claim on The Reserve Fund’s Primary Fund	(5,268)	—	—
Change in cash surrender value of company owned life insurance policies	(248)	(439)	269
Proceeds from redemption of cost basis investment	9,513	4,770	—
Proceeds from sale of marketable securities	—	—	1,147
Proceeds from sale of business	—	—	485,000
Acquisition of business, net of cash acquired	(2,381)	(236,210)	(10,613)
Purchase of property and equipment	(7,056)	(8,775)	(6,250)
Proceeds from escrow settlement	—	—	423

Net cash (used for) provided by investing activities	(5,440)	(240,654)	469,976
Financing activities
Floor plan financing agreement, net	59,607	14,552	—
Purchase of treasury shares	—	(149,999)	—
Principal payment under long-term obligations	(67)	(197)	(59,567)
Issuance of common shares	—	1,447	10,101
Excess tax benefit from exercise of stock options	—	213	1,854
Dividends paid	(2,718)	(3,407)	(3,675)

Net cash provided by (used for) financing activities	56,822	(137,391)	(51,287)
Effect of exchange rate changes on cash	911	1,314	(97)

Cash flows (used for) provided by continuing operations	(33,785)	(536,275)	572,582
Cash flows of discontinued operations
Operating cash flows	94	1,995	(115,315)
Investing cash flows	—	—	(73)

Net (decrease) increase in cash	(33,691)	(534,280)	457,194
Cash at beginning of year	69,935	604,215	147,021

Cash at end of year	$36,244	$69,935	$604,215

Supplemental disclosures of cash flow information:
Cash payments for interest	$74	$618	$3,135
Cash payments for income taxes, net of refunds received	$339	$140,450	$22,978
Change in value of available-for-sale securities, net of taxes	$(17)	$(169)	$86

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Shareholders’ Equity

			Stated	Capital in			Unearned	Accumulated
			value of	excess of			compensation	other
	Treasury	Common	common	stated	Treasury	Retained	on restricted	comprehensive
(In thousands, except per share data)	shares	shares	shares	value	shares	earnings	stock	income (loss)	Total

Balance at April 1, 2006	(54)	30,527	$9,093	$113,972	$(17)	$260,255	$(168)	$2,041	$385,176
Net income	—	—	—	—	—	232,855	—	—	232,855
Unrealized translation adjustment	—	—	—	—	—	—	—	(772)	(772)
Unrealized gain on securities net of $54 in taxes	—	—	—	—	—	—	—	86	86
Minimum pension liability, net of $477 in taxes	—	—	—	—	—	—	—	(753)	(753)

Total comprehensive income									231,416
Reversal of unearned compensation in restricted stock award	—	—	—	(168)	—	—	168	—	—
Adjustment to initially apply FASB Statement No. 158, net of $1,432 in taxes	—	—	—	—	—	—	—	(2,266)	(2,266)
Cash dividends ($0.12 per share)	—	—	—	—	—	(3,675)	—	—	(3,675)
Non-cash stock based compensation expense	—	—	—	4,232	—	—	—	—	4,232
Shares issued upon exercise of stock options	—	804	241	10,161	—	—	—	—	10,402
Nonvested shares issued from treasury shares	32	32	—	(10)	10	—	—	—	—
Tax benefit related to exercise of stock options	—	—	—	1,854	—	—	—	—	1,854
Purchase of common shares for treasury	(13)	(13)	—	(291)	(4)	—	—	—	(295)

Balance at March 31, 2007	(35)	31,350	$9,334	$129,750	$(11)	$489,435	$—	$(1,664)	$626,844
Net income	—	—	—	—	—	3,659	—	—	3,659
Unrealized translation adjustment	—	—	—	—	—	—	—	(1,503)	(1,503)
Unrealized loss on securities net of $8 in taxes	—	—	—	—	—	—	—	(169)	(169)
FASB Statement No. 158 net actuarial losses and prior service cost, net of $505 in taxes	—	—	—	—	—	—	—	799	799

Total comprehensive income									2,786
Record cumulative effect — FIN 48	—	—	—	—	—	(2,888)	—	—	(2,888)
Cash dividends ($0.12 per share)	—	—	—	—	—	(3,407)	—	—	(3,407)
Non-cash stock based compensation expense	—	76	—	5,332	—	—	—	—	5,332
Shares issued upon exercise of stock options	—	110	32	1,414	—	—	—	—	1,446
Self tender offer — buyback of common shares for treasury	(8,975)	—	—	(147,305)	(2,693)	—	—	—	(149,998)
Self tender expenses	—	—	—	(1,570)	—	—	—	—	(1,570)
Nonvested shares issued from treasury shares	32	32	—	697	10	—	—	—	707
Tax benefit related to exercise of stock options	—	—	—	213	—	—	—	—	213

Balance at March 31, 2008	(8,978)	31,568	$9,366	$(11,469)	$(2,694)	$486,799	$—	$(2,537)	$479,465
Net loss	—	—	—	—	—	(284,134)	—	—	(284,134)
Unrealized translation adjustment	—	—	—	—	—	—	—	(1,741)	(1,741)
Unrealized loss on securities net of $(7) in tax benefits	—	—	—	—	—	—	—	(17)	(17)
FASB Statement No. 158 net actuarial losses and prior service cost, net of $871 in taxes	—	—	—	—	—	—	—	1,405	1,405

Total comprehensive loss									(284,487)
Cash dividends ($0.12 per share)	—	—	—	—	—	(2,718)	—	—	(2,718)
Non-cash stock based compensation expense	—	(45)	—	433	—	—	—	—	433
Nonvested shares issued from treasury shares	81	—	—	—	24	—	—	—	24

Balance at March 31, 2009	(8,897)	31,523	$9,366	$(11,036)	$(2,670)	$199,947	$—	$(2,890)	$192,717

See accompanying notes to consolidated financial statements

agilysys, inc. and subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data and Note 16)

1.

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations.  Agilysys, Inc. and its subsidiaries (the “company” or “Agilysys”) provides innovative IT solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality and technology solutions. The company operates extensively in North America and has sales offices in the United Kingdom and in Asia.
The company has three reportable segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). Additional information regarding the company’s reportable segments is discussed in Note 13, Business Segments.
The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, 2009 refers to the fiscal year ended March 31, 2009.
Principles of consolidation.  The consolidated financial statements include the accounts of the company. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated. Unless otherwise indicated, amounts in the Notes to Consolidated Financial Statements refer to continuing operations.
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
Related party transactions.  The Secretary of the company is also a partner in the law firm, Calfee, Halter & Griswold LLP (“Calfee”), which provides certain legal services to the company. Legal costs paid to Calfee by the company were $2.0 million for fiscal year 2009, $2.6 million for fiscal year 2008 and $1.0 million for fiscal year 2007.
In connection with the move of our headquarters from Ohio to Florida and then back to Ohio during fiscal years 2007, 2008, and 2009, we provided relocation assistance to our executive officers who were required to relocate. This relocation assistance included costs related to temporary housing, commuting expenses, sales and broker commissions, moving expenses, costs to maintain the executive’s former residence while it was on the market and the loss, if any, associated with the sale of the executive’s former residence. For more information, refer to the Summary Compensation Table for fiscal year 2007, 2008, and 2009, in the company’s 2009 Proxy Statement under the heading, “Executive Compensation.”
All related party transactions with the company require the prior approval of or ratification by the company’s Audit Committee. The company, through its Nominating and Corporate Governance Committee, also makes a formal yearly inquiry of all of its officers and directors for purposes of disclosure of related person transactions, and any such newly revealed related person transactions are conveyed to the Audit Committee. All officers and directors are charged with updating this information with the company’s general counsel.
Segment reporting.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for segment reporting purposes so long as certain aggregation criteria are met. With the divestiture of the company’s KeyLink Systems Distribution Business in 2007, the continuing operations of the company represented one business segment that provided IT solutions to corporate and public-sector customers. In 2008, the company evaluated its business groups and developed a structure to support the company’s strategic direction as it has transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the company now has three reportable segments: HSG, RSG, and TSG. See Note 13 for a discussion of the company’s segment reporting.

Revenue recognition.  The company derives revenue from three primary sources: server, storage and point of sale hardware, software, and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The company reduces revenue for estimated discounts, sales incentives, estimated customer returns and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold.
Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer’s final acceptance of the arrangement have been fulfilled. A majority of the company’s hardware sales involves shipment directly from its suppliers to the end-user customers. In such transactions, the company is responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and bears credit risk if the customer does not pay for the goods. As the principal contact with the customer, the company recognizes revenue and cost of goods sold when it is notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination.
The company offers proprietary software as well as remarketed software for sale to its customers. A majority of the company’s software sales do not require significant production, modification, or customization at the time of shipment (physically or electronically) to the customer. Substantially all of the company’s software license arrangements do not include acceptance provisions. As such, revenue from both proprietary and remarketed software sales is recognized when the software has been shipped. For software delivered electronically, delivery is considered to have occurred when the customer either takes possession of the software via downloading or has been provided with the requisite codes that allow for immediate access to the software based on the U.S. Eastern time zone time stamp.
The company also offers proprietary and third-party services to its customers. Proprietary services generally include: consulting, installation, integration, training, and maintenance. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. Many of the company’s software arrangements include consulting services sold separately under consulting engagement contracts. When the arrangements qualify as service transactions as defined in AICPA Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” consulting revenues from these arrangements are accounted for separately from the software revenues. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the software), degree of risk, availability of services from other vendors, timing of payments, and the impact of milestones or other customer acceptance criteria on revenue realization. If there is significant uncertainty about the project completion or receipt of payment for consulting services, the revenues are deferred until the uncertainty is resolved.
For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, the company estimates proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenues are recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of billings on uncompleted contracts in excess of related costs is shown as a current asset.
If an arrangement does not qualify for separate accounting of the software and consulting services, then the software revenues are recognized together with the consulting services using the percentage-of-completion or completed contract method of accounting. Contract accounting is applied to arrangements that include: milestones or customer-specific acceptance criteria that may affect the collection of revenues, significant modification or customization of the software, or provisions that tie the payment for the software to the performance of consulting services.
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

The company records compensation cost related to stock options, restricted shares, and performance shares granted to certain employees and non-employee directors in accordance with the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“FAS 123R”). The company adopted FAS 123R effective April 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost recognized since April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows in the Statement of Cash Flows, in accordance with the provisions of FAS 123R. As no stock options were exercised during the year ended March 31, 2009, no excess tax benefits were recognized in fiscal 2009.
Earnings per share.  Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period and adjusting income available to common shareholders for the assumed conversion of all potentially dilutive securities, as necessary. The dilutive common equivalent shares outstanding are computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings per incremental share in the sequence of potential common shares.
Comprehensive income (loss).  Comprehensive income (loss) is the total of net (loss) income plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Changes in the components of accumulated other comprehensive income (loss) for 2007, 2008, and 2009 are as follows:

			FASB
			Statement No. 158
			net actuarial
	Foreign	Unrealized	gains,	Accumulated
	currency	gain (loss)	losses and	other
	translation	on	prior	comprehensive
	adjustment	securities	service cost	income (loss)

Balance at April 1, 2006	$2,032	$9	$—	$2,041
Change during 2007	(772)	86	(3,019)	(3,705)

Balance at March 31, 2007	1,260	95	(3,019)	(1,664)
Change during 2008	(1,503)	(169)	799	(873)

Balance at March 31, 2008	(243)	(74)	(2,220)	(2,537)
Change during 2009	(1,741)	(17)	1,405	(353)

Balance at March 31, 2009	$(1,984)	$(91)	$(815)	$(2,890)

Fair value measurements.  The company’s financial instruments include cash and cash equivalents, the cash surrender value of company-owed life insurance policies, marketable securities, accounts receivable, accounts payable, floor plan financing, and short-term and long-term debt. The carrying value of these financial instruments approximates their fair values at March 31, 2009 and 2008 due to short-term maturities. Long-term debt is comprised of capital lease obligations, valued at the lesser of the minimum lease payment or the fair value of the underlying asset in accordance with FASB Statement No. 13, Accounting for Leases.
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
At September 30, 2008, the company had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues associated with the bankruptcy of Lehman Brothers, Inc., The Primary Fund temporarily ceased honoring redemption requests, but the Board of Trustees of The Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. As of March 31, 2009, the company has received $31.0 million of the investment, with $5.2 million remaining in The Primary Fund. As a result of the delay in cash distribution, we have reclassified the remaining $5.2 million from cash and cash equivalents to investments in other non-current assets on the balance sheet, and, accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. In addition, as of March 31, 2009, the company estimated and recorded a loss on its investment in the fund. The loss was estimated as 8.3% of the company’s original investment in the fund, resulting in a $3.0 million charge to other expense. In April 2009, the company received an additional distribution of $1.6 million from the Primary Fund. The company is unable to estimate the timing of future distributions, which are expected to aggregate to $0.6 million.
This investment is a financial instrument that falls within the scope of FASB Statement No. 157, Fair Value Measurements (“FAS 157”), and accordingly, was measured at its fair value of $2.2 million at March 31, 2009, which is net of the impairment charges recorded during 2009. FAS 157 classifies the inputs used to measure fair value into three levels as follows:

—	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;
—	Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and
—	Level 3: Unobservable inputs for the asset or liability.
The company’s investment in The Primary Fund was classified as a Level 2 financial instrument at March 31, 2009, as its fair value was determined using information other than quoted prices that is available on The Reserve Fund’s website.
Concentrations of credit risk.  Financial instruments that potentially subject the company to concentrations of credit risk consist principally of accounts receivable. Concentration of credit risk on accounts receivable is mitigated by the company’s large number of customers and their dispersion across many different industries and geographies. The company extends credit based on customers’ financial condition and, generally, collateral is not required. To further reduce credit risk associated with accounts receivable, the company also performs periodic credit evaluations of its customers. In addition, the company does not expect any party to fail to perform according to the terms of its contract.
In 2009, Verizon Communications, Inc. represented approximately 22.7% of Agilysys total sales and 32.6% of the TSG segment’s total sales. In 2008, Verizon Communications, Inc. represented approximately 11.7% of the company’s total sales and 16.3% of the TSG segment’s total sales. No single customer accounted for more than 10% of Agilysys total sales during 2007.
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
Inventories.  The company’s inventories are comprised of finished goods. Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. The company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions such as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The company provides a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.
Investment in marketable securities.  The company invests in marketable securities to satisfy future obligations of its employee benefit plans. The marketable securities are held in a Rabbi Trust. The company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities at March 31, 2009, and 2008 were $37,000 and $0.1 million, respectively. Realized gains and losses are determined on the basis of specific identification. During 2009, securities with a fair value at the date of sale of $0.1 million were sold. The gross realized loss based on specific identification on such sales totaled $24,000. During 2008, sales proceeds and realized gain were $6.1 million and $0.2 million, respectively. The net adjustment to unrealized holding gains on available-for-sale securities in other comprehensive income totaled $23,000. At March 31, 2009, the gross unrealized loss on available-for-sale securities was $24,000 (before taxes).
Investments in affiliated companies.  The company may periodically enter into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. During 2008, the investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the Consolidated Statements of Operations.
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
During the first quarter of 2009, management took actions to realign its cost structure. These actions included a $3.8 million impairment charge related to the company’s customer relationship intangible asset that was classified within restructuring charges. The restructuring actions are described further in Note 4, Restructuring Charges (Credits). Then, in connection with the annual goodwill impairment test performed as of February 1, 2009 (discussed below), the indefinite-lived intangible asset was evaluated for impairment, as required by FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Based on this analysis, the company concluded that an impairment existed. As a result, in the fourth quarter of 2009, the company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset.
Goodwill.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. In the first quarter of 2009, impairment indicators arose with respect to the company’s goodwill. Therefore, during the first quarter of 2009, the company initiated a “step-two” analysis in accordance with FAS 142. The “step-two” analysis consists of comparing the fair value of each reporting unit (calculated using discounted cash flow analyses and weighted average costs of capital of 15.5% to 23.5%, depending on the risks of the various reporting units), to the implied goodwill of the unit, in accordance with FAS 142. As the “step-two” analysis was not complete, the company recognized an estimated impairment charge of $33.6 million as of June 30, 2008, pending completion of the analysis. This amount did not include $16.8 million in goodwill impairment related to CTS that was recorded to restructuring charges in the first quarter of 2009. The “step-two” analysis was updated and completed in the second quarter of 2009, resulting in the company recognizing an additional goodwill impairment charge of $112.0 million.
The company conducted its annual goodwill impairment test as of February 1, 2009 and updated the analyses performed in the first and second quarters of 2009. Based on the analysis, the company concluded that a further impairment of goodwill had occurred. As a result, the company recorded an additional impairment charge of $83.9 million in the fourth quarter of 2009. Total goodwill impairment charges recorded during 2009 were $229.5 million, not including the $16.8 million recorded as restructuring charges in the first quarter of 2009. There were no new impairment indicators at March 31, 2009.
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
Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Capitalized project expenditures are not depreciated until the underlying assets are placed into service. Total depreciation expense on property and equipment was $4.0 million, $3.3 million and $2.5 million during 2009, 2008 and 2007, respectively. Total amortization expense on capitalized software was $3.1 million, $2.6 million, and $3.0 million during 2009, 2008, and 2007, respectively.
The company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. As of March 31, 2009, the company concluded that no impairment indicators existed.
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
Concentrations of supplier risk.  During 2009, 2008, and 2007, sales of the company’s three largest suppliers’ products and services accounted for 65%, 65%, and 69%, respectively, of the company’s sales volume. The company’s largest supplier, Sun, whose products are sold through Innovative, which was purchased in July 2007, accounted for 31% and 23% of the company’s sales volume in 2009 and 2008, respectively. Sales of products sourced through HP accounted for 22%, 27% and 49% of the company’s sales volume in 2009, 2008 and 2007, respectively. Sales of products sourced by IBM accounted for 12%, 15% and 20% of the company’s sales volume in 2009, 2008, and 2007, respectively. The loss of any of the top three suppliers or a combination of certain other suppliers could have a material adverse effect on the company’s business, results of operations and financial condition unless alternative products manufactured by others are available to the company. In addition, although the company believes that its relationships with suppliers are good, there can be no assurance that the company’s suppliers will continue to supply products on terms acceptable to the company.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FAS 109”). FIN 48 provides guidance for the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company adopted FIN 48 effective April 1, 2007, as required and recognized a cumulative effect of accounting change of approximately $2.9 million, which decreased beginning retained earnings in the accompanying Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2008 and increased accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2008. The company’s income taxes and the impact of adopting FIN 48 are described further in Note 10.
Non-cash investing activities.  During 2008, the company’s investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “other income (expense), net” in the Consolidated Statements of Operations.
Recently adopted accounting standards.  In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). FAS 162 directs the U.S. GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with

U.S. GAAP. FAS 162 is effective November 15, 2008. The adoption of FAS 162 did not have a significant impact on the company’s financial position, results of operations, or cash flows.
In March 2008, The FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 enhances the disclosures about an entity’s derivative and hedging activities. FAS 161 is effective for fiscal periods beginning after November 15, 2008. The company adopted FAS 161 on January 1, 2009, as required. The adoption of FAS 161 did not have a significant impact on the company’s financial position, results of operations and cash flows.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in current earnings at each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The company adopted FAS 159 on April 1, 2008, as required, but elected not to apply the fair value option to any of its financial instruments.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. FAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for FAS 123R and its related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The company adopted FAS 157 on April 1, 2008 for its financial assets, as required. See also the discussion above under the caption, Fair value measurements. The adoption of FAS 157 did not have a significant impact on the company’s financial position, results of operations, or cash flows.
In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which specifically excluded lease obligations accounted for under the provisions of FAS 13 from the scope of FAS 157. Also in February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of FAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or fiscal 2010 for the company. Accordingly, the Company has not yet applied the requirements of FAS 157 to certain nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment, primarily goodwill, intangible assets, non-financial assets and liabilities related to acquired businesses, and impairment and restructuring activities.
Recently issued accounting standards.  In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of SFAS 132(R) (“FSP FAS 132(R)-1”). This standard requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The company is currently evaluating the impact, if any, that the adoption of FSP FAS 132(R)-1 will have on its financial position, results of operations, or cash flows.
In November 2008, the FASB’s Emerging Issues Task Force published Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-06”). This issue addresses the impact that FAS 141(R) and FAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. EITF 08-06 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The standard will have an impact on the company only for acquisitions and investments in noncontolling interests made after April 1, 2009. The company is currently evaluating the impact, if any, the adoption of EITF 08-06 will have on its financial position, results of operations, or cash flows.
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within that fiscal year, or fiscal 2010 for the company. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption. The company does not expect the adoption of FSP FAS 142-3 to have a significant impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) significantly changes the accounting for and reporting of business combination transactions. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, or fiscal 2010 for the company. The standard will have an impact on the company only for acquisitions made after April 1, 2009. The company is currently evaluating the impact that Statement 141(R) will have on its financial position, results of operations and cash flows.
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
Reclassifications.  Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of discontinued operations of the KeyLink Systems Distribution Business and the TSG business segment’s China and Hong Kong operations (see Note 3).

2.

RECENT ACQUISITIONS

2009 Acquisition

Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. Due to a purchase price adjustment during the third quarter of fiscal 2009 of $0.4 million, the goodwill attributed to the Triangle acquisition is $3.1 million at March 31, 2009. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.

2008 Acquisitions

Eatec
On February 19, 2008, the company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in these Consolidated Financial Statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums and entertainment venues in North America and around the world as well as many public service institutions. The acquisition further enhances the company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $25.0 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.3 million was assigned to goodwill.
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

During the first, second and fourth quarters of 2009, goodwill impairment charges were taken relating to the Eatec acquisition in the amounts of $1.3 million, $14.4 million, and $3.4 million, respectively. As of March 31, 2009, $1.7 million remains on the company’s balance sheet in goodwill relating to the Eatec acquisition.

Innovative Systems Design, Inc.
On July 2, 2007, the company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in these Consolidated Financial Statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products and professional services. The acquisition of Innovative establishes a new and significant relationship between Sun Microsystems and the company. Innovative was acquired for an initial cost of $108.6 million. Additionally, the company was required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out was limited to a maximum payout of $90.0 million. As a result of existing and anticipated EBITDA, during the fourth quarter of 2008, the company recognized $35.0 million of the $90.0 million maximum earn-out, which was made in April 2008. In addition, due to certain changes in the sourcing of materials, the company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35.0 million paid. The EBITDA target required for the shareholders to be eligible for an additional payout is now $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition. No amounts have been accrued as of March 31, 2009, as it is not probable that any additional payout will be made.
During the fourth quarter of 2008, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships that will be amortized over useful lives ranging from two to five years.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million was assigned to goodwill. Goodwill resulting from the Innovative acquisition will be deductible for income tax purposes. During the fourth quarter of 2009, a goodwill impairment charge was taken relating to the Innovative acquisition for $74.5 million. As of March 31, 2009, $23.3 million remains on the company’s balance sheet as goodwill relating to the Innovative acquisition.

InfoGenesis
On June 18, 2007, the company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. Accordingly, the results of operations for InfoGenesis have been included in these Consolidated Financial Statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums and foodservice. The acquisition provides the company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base and increases its software application offerings. InfoGenesis was acquired for a total acquisition cost of $90.6 million.
InfoGenesis had intangible assets with a net book value of $15.9 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $8.4 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. During the first, second, and fourth quarters of 2009, goodwill impairment charges were taken relating to the InfoGenesis acquisition in the amounts of $3.9 million, $57.4 million, and $3.8 million, respectively. As of March 31, 2009, $6.7 million remains on the company’s balance sheet as goodwill relating to the InfoGenesis acquisition.

Pro Forma Disclosure of Financial Information
The following table summarizes the company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1:

	Year Ended March 31
	2009	2008	2007

Net sales	$730,720	$841,101	$729,851
(Loss) income from continuing operations	$(282,187)	$7,068	$4,556
Net (loss) income	$(284,134)	$8,908	$241,541
(Loss) earnings per share — basic income from continuing operations	$(12.49)	$0.25	$0.15
Net (loss) income	$(12.58)	$0.32	$7.87
(Loss) earnings per share — diluted income from continuing operations	$(12.49)	$0.25	$0.15
Net (loss) income	$(12.58)	$0.31	$7.87

Stack Computer, Inc.
On April 2, 2007, the company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare and manufacturing industries. Accordingly, the results of operations for Stack have been included in these Consolidated Financial Statements from that date forward. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff and evaluate technology. The acquisition of Stack strategically provides the company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $25.2 million.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. During the first and second quarters of 2009, goodwill impairment charges were taken relating to the Stack acquisition in the amounts of $7.8 million and $2.1 million, respectively. As of March 31, 2009, $3.4 million remains on the company’s balance sheet as goodwill relating to the Stack acquisition.

2007 Acquisition

Visual One Systems Corporation
On January 23, 2007, the company acquired all the shares of Visual One Systems Corporation (“Visual One”), a leading developer and marketer of Microsoft® Windows®-based software for the hospitality industry. Accordingly, the results of operations for Visual One have been included in these Consolidated Financial Statements from that date forward. The acquisition provides the company additional expertise around the development, marketing and sale of software applications for the hospitality industry, including property management, condominium, golf course, spa, point-of-sale, and sales and catering management applications. Visual One’s customers include well-known North American and international full-service hotels, resorts, conference centers and condominiums of all sizes. The aggregate acquisition cost was $14.4 million.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, including identified intangible assets, approximately $9.4 million was assigned to goodwill. Goodwill resulting from the Visual One acquisition is not deductible for income tax purposes. During the first, second, and fourth quarters of 2009, goodwill impairment charges were taken relating to the Visual One acquisition in the amounts of $0.5 million, $7.5 million, and $0.5 million, respectively. As of March 31, 2009, $0.9 million remains on the company’s balance sheet as goodwill relating to the Visual One acquisition.

3.

DISCONTINUED OPERATIONS

China and Hong Kong Operations
In July, 2008, the company met the requirements of FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”) to classify TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong businesses in December 2005. During January 2009, the company sold the stock related to TSG’s China operations, and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. Therefore, the assets and liabilities of these operations were classified as discontinued operations on the company’s Consolidated Balance Sheets, and the operations were reported as discontinued operations on the company’s Consolidated Statements of Operations for the periods presented in accordance with FAS 144.

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

Components of Results of Discontinued Operations
For the years ended March 31, 2009, 2008, and 2007 the (loss) income from discontinued operations was comprised of the following:

	2009	2008	2007

Discontinued operations:
Income from operations of KSG	$—	$—	$80,178
Resolution of contingencies	(1,620)	4,664	—
Loss from operations of IED	(11)	(8)	(827)
Loss from operations of the TSG’s China and Hong Kong businesses	(752)	(1,178)	(1,708)
Loss on sale of TSG’s China and Hong Kong businesses	(787)	—	—
Gain on sale of KSG	—	—	318,517

	(3,170)	3,478	396,160
(Benefit) provision for income taxes	(1,223)	1,677	153,378

(Loss) income from discontinued operations	$(1,947)	$1,801	$242,782

4.

RESTRUCTURING CHARGES (CREDITS)

2009 Restructuring Activity
Fourth Quarter Management Restructuring.  During the fourth quarter of 2009, the company took additional steps to realign its cost and management structure. During the quarter, an additional four company vice presidents were terminated, as well as other support and sales personnel. These actions resulted in a restructuring charge of $3.7 million during the quarter, comprised mainly of termination benefits for the above-mentioned management changes. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $1.2 million under the company’s Supplemental Executive Retirement Plan. These restructuring charges are included in the Corporate segment.
Third Quarter Management Restructuring.  During the third quarter of 2009, the company took steps to realign its cost and management structure. During October 2008, the company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four company vice presidents were terminated, as well as other support personnel. The company also relocated its headquarters from Boca Raton, Florida, to Solon, Ohio, where the company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in a restructuring charge of $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan. An additional $0.2 million expense was incurred in the fourth quarter of 2009 as a result of an impairment to the Leasehold Improvements at the company’s former headquarters in Boca Raton, Florida. These restructuring charges are included in the Corporate segment.
First Quarter Professional Services Restructuring.  During the first quarter of 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups. The company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. The cost reduction resulted in a $2.5 million and $0.4 million charge for one-time termination benefits relating to a workforce reduction in the first and second quarters of 2009, respectively. The workforce reduction was comprised mainly of service delivery personnel. Payment of these one-time termination benefits was substantially complete in 2009. This restructuring also resulted in a $20.6 million impairment to goodwill and intangible assets in the first quarter of 2009, related to the company’s 2005 acquisition of The CTS Corporations (“CTS”). The entire $23.5 million restructuring charge relates to the TSG business segment.
The three restructuring actions discussed above resulted in a $40.8 million restructuring charge for the year ending March 31, 2009.

2007 Restructuring Activity
During 2007, the company recorded a restructuring charge of approximately $0.5 million for one-time termination benefits resulting from a workforce reduction that was executed in connection with the sale of KSG. The workforce reduction was comprised mainly of corporate personnel. Payment of the one-time termination benefits was substantially complete in 2008.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance			Goodwill and
	and Other			Long Lived
	Employment		Other	Intangible	SERP
	Costs	Facilities	Expenses	Assets	Curtailment	Total

Balance at April 1, 2007	$535	$100	$—	$—	$—	$635
Accretion of lease obligations	—	7	—	—	—	7
Payments	(513)	(70)	—	—	—	(583)
Adjustments	(21)	6	—	—	—	(15)

Balance at March 31, 2008	$1	$43	$—	$—	$—	$44
Additions	12,919	1,422	171	20,571	5,664	40,747
Accretion of lease obligations	—	54	—	—	—	54
Write off of intangibles	—	—	—	(20,571)	—	(20,571)
Curtailment of benefit plan obligations	—	—	—	—	(5,664)	(5,664)
Payments	(4,074)	(477)	(132)	—	—	(4,683)

Balance at March 31, 2009	$8,846	$1,042	$39	$—	$—	$9,927

Of the remaining $9.9 million liability at March 31, 2009, $7.6 million of severance and other employment costs are expected to be paid during 2010, $1.0 million is expected to be paid in 2011, and $0.3 million is expected to be paid in fiscal year 2012. Approximately $0.3 million is expected to be paid during 2010 for ongoing facility obligations. Facility obligations are expected to continue through 2014.

Components of Restructuring Charges (Credits)
Included in the Consolidated Statements of Operations is a $40.8 million restructuring charge for 2009, which is comprised of the following: $54,000 for accretion expense, $12.9 million for severance adjustments, $20.6 million for CTS goodwill and intangible asset impairment, $5.7 million related to SERP and additional service credits liability curtailments, $1.4 million related to the Boca Raton, Florida facility, and $0.1 million related to the management transition and the buyout of the airplane lease.
In 2008, the $75,000 restructuring credits were primarily comprised of accretion expense for lease obligations, credits related to the difference between actual and accrued sublease income and common area costs, and a credit for severance adjustments. In 2007, the $2.5 million restructuring credits were primarily comprised of a $4.9 million credit for the remainder of a restructuring liability recognized in 2003 for an abandoned facility, partially offset by $1.7 million in expense related to the termination of a lease agreement and $0.4 million in expense related to the write-off of leasehold improvements.

5.

GOODWILL AND INTANGIBLE ASSETS

Goodwill
Goodwill is tested for impairment annually, or upon identification of impairment indicators, at the reporting unit level. Statement 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 13, the company has three operating segments and five reporting units.
The company conducts its annual goodwill impairment test on February 1, and did so in 2008 without a need to expand the impairment test to step-two of FAS 142. However, during fiscal 2009, indictors of potential impairment caused the company to conduct interim impairment tests. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with FAS 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were RSG, HSG, and Stack (a reporting unit within the TSG business segment). As such, step two of the impairment test was initiated in accordance with FAS 142. As of June 30, 2008, the step-two analysis had not been completed due to its time consuming nature. In accordance with paragraph 22 of FAS 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008. The step-two analysis was completed after updating the discounted cash flow analyses for changes occurring in the second quarter of 2009, resulting in an additional impairment charge of $112.0 million as of September 30, 2008. The annual goodwill impairment test was conducted as of February 1, 2009 and goodwill was determined to be impaired by an additional $83.9 million. In total, goodwill impairment charges recorded in 2009 were $229.5 million, excluding the $16.8 million classified as restructuring charges and discussed in Note 4, Restructuring Charges (Credits). The year-to-date goodwill impairment totals for each of the three reporting segments were $24.9 million for RSG, $120.1 million for HSG, and $84.5 million for TSG.
The changes in the carrying amount of goodwill for the years ended March 31, 2009 and 2008 are as follows:

	2009	2008

Beginning of year	$297,560	$93,197
Goodwill acquired — Triangle (see note 2)	3,051	—
Goodwill (adjustment) acquired — Eatec (see note 2)	(3,953)	24,778
Goodwill acquired — Innovative (see note 2)	56	97,781
Goodwill acquired — InfoGenesis (see note 2)	138	71,662
Goodwill acquired — Stack (see note 2)	—	13,328
Goodwill adjustment — Visual One (see note 2)	—	(2,507)
Goodwill impairment classified as discontinued operations — China	—	(586)
Goodwill impairment classified as discontinued operations — Hong Kong	—	(274)
Goodwill impairment classified as restructuring — CTS	(16,811)	—
Goodwill impairment — Kyrus	(24,912)	—
Goodwill impairment — IAD	(27,363)	—
Goodwill impairment — Visual One	(8,524)	—
Goodwill impairment — Stack	(9,881)	—
Goodwill impairment — InfoGenesis	(65,065)	—
Goodwill impairment — Innovative	(74,575)	—
Goodwill impairment — Eatec	(19,135)	—
Impact of foreign currency translation	(204)	181

End of year	$50,382	$297,560

Intangible Assets
The following table summarizes the company’s intangible assets at March 31, 2009, and 2008:

	2009			2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Customer relationships	$24,957	$(18,341)	$6,616	$26,526	$(13,627)	$12,899
Supplier relationships	28,280	(19,094)	9,186	28,280	(8,336)	19,944
Non-competition agreements	9,610	(3,884)	5,726	8,210	(2,015)	6,195
Developed technology	10,085	(6,014)	4,071	8,285	(3,398)	4,887
Patented technology	80	(80)	—	80	(80)	—

	73,012	(47,413)	25,599	71,381	(27,456)	43,925
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	11,700	N/A	11,700

Total intangible assets	$83,112	$(47,413)	$35,699	$83,081	$(27,456)	$55,625

Customer relationships are being amortized over estimated useful lives between two and seven years; non-competition agreements are being amortized over estimated useful lives between two and eight years; developed technology is being amortized over estimated useful lives between three and eight years; supplier relationships are being amortized over estimated useful lives between two and ten years.
During the first quarter of 2009, the company recorded a $3.8 million impairment charge related to TSG’s customer relationship intangible asset that was classified within restructuring charges. The restructuring actions are described further in Note 4, Restructuring Charges (Credits). In the fourth quarter of 2009, in connection with the annual goodwill impairment test performed as of February 1, 2009, the company concluded that an impairment of its indefinite-lived intangible asset existed. As a result, the company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset, which related to HSG.
Amortization expense relating to intangible assets for the years ended March 31, 2009, 2008 and 2007 was $20.0 million, $17.7 million, and $3.1 million, respectively.
The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows:

Amount

Year ending March 31
2010	$8,392
2011	4,744
2012	4,512
2013	3,357
2014	2,134

Total estimated amortization expense for the next five years	$23,139

6.

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
On April 1, 2008, the company invoked FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (“FIN 35”), for its investment in Magirus. The invocation of FIN 35 required the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method was used by the company because management did not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, necessary to account for an investment in common stock under the equity method.

7.

LEASE COMMITMENTS

Capital Leases
The company is the lessee of certain equipment under capital leases expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2009, for each of the next five years and in the aggregate are:

Amount

Year ending March 31
2010	$268
2011	101
2012	71
2013	4
2014	—

Total minimum lease payments	$444
Less: amount representing interest	(49)

Present value of minimum lease payments	$395

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
The following is a schedule by year of future minimum rental payments required under operating leases, excluding real estate taxes and insurance, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2009:

Amount

Year ending March 31
2010	$4,986
2011	3,758
2012	2,399
2013	2,089
2014	1,611
Thereafter	3,832

Total minimum lease payments	$18,675

Total minimum future rental payments have been reduced by $16,000 of sublease rentals estimated to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $8.0 million, $7.9 million, and $4.5 million for 2009, 2008, and 2007, respectively.

8.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2009, and 2008:

	2009	2008

IBM floor plan agreement	$74,159	$14,552
Capital lease obligations	395	560

	74,554	15,112
Less: current maturities of long-term obligations	(74,397)	(14,857)

	$157	$255

Revolving Credit Agreements

On January 20, 2009, the company terminated its $200 million unsecured credit facility with Bank of America, N.A. (as successor to LaSalle Bank National Association), as lead arranger, book runner and administrative agent, and certain other lenders party thereto (the “Credit Facility”). As of October 17, 2008, the company’s ability to borrow under this Credit Facility was suspended due to the company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and other technical defaults. There were no amounts outstanding under this Credit Facility on the termination date and the company had never borrowed under the Credit Facility since it was entered into in October 2005. The company decided to terminate this Credit Facility to avoid paying additional fees associated with the facility. There were no penalties associated with the early termination of the Credit Facility, however $0.4 million of deferred financing fees were immediately expensed in the third quarter of 2009 as a result of the termination.
On May 5, 2009, the company executed a Loan and Security Agreement (the “New Credit Facility”) with Bank of America, N.A., as agent for the lenders from time to time party thereto, which replaced the previous Credit Facility that was terminated on January 20, 2009. The New Credit Facility provides $50 million of credit (which may be increased to $75 million by a $25 million “accordion provision”) for borrowings and letters of credit and will mature May 5, 2012. The company’s obligations under the New Credit Facility are secured by all of the company’s assets. The New Credit Facility establishes a borrowing base for availability of loans predicated on the level of the company’s accounts receivable meeting banking industry criteria. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable at maturity. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the New Credit Facility. LIBOR Loans under this New Credit Facility bear interest at LIBOR for the applicable interest period plus an applicable margin ranging from 3.0% to 3.5%. Base rate loans (as defined in the New Credit Facility) bear interest at the Base Rate (as defined in the New Credit Facility) plus an applicable margin ranging from 2.0% to 2.5%. Interest is payable on the first of each month in arrears. There is no premium or penalty for prepayment of borrowings under the New Credit Facility.
The New Credit Facility contains normal mandatory repayment provisions, representations, and warranties and covenants for a secured credit facility of this type. The New Credit Facility also contains customary Events of Defaults upon the occurrence of which, among other remedies, the Lenders may terminate their commitments and accelerate the maturity of indebtedness and other obligations under the New Credit Facility.
As of June 5, 2009, the company had no amounts outstanding under the New Credit Facility and $50.0 million was available for future borrowings. The company has no intention to borrow amounts under the New Credit Facility in the near term.

IBM Floor Plan Agreement

On February 22, 2008, the company entered into the Fourth Amended and Restated Agreement for Inventory Financing (Unsecured) (“Inventory Financing Agreement”) with IBM Credit LLC, a wholly-owned subsidiary of International Business Machines Corporation (“IBM”). In addition to providing the Inventory Financing Agreement, IBM has engaged and may engage as a primary supplier to the company in the ordinary course of business. Under the Inventory Financing Agreement, the company may finance the purchase of products from authorized suppliers up to an aggregate outstanding amount of $145 million. The lender may, in its sole discretion, temporarily increase the amount of the credit line but in no event shall the amount of the credit line exceed $250 million. Financing charges will only accrue on amounts outstanding more than 75 days. The company was in default of its covenants as a result of its failure to timely file its Annual Report on Form 10-K for March 31, 2008, and other technical requirements. As a result of these defaults, IBM could lower or cancel the company’s credit line; however, the credit line remained open and fully available through February 1, 2009. On February 2, 2009, the company was informed that IBM has lowered the credit line from $150 million to $100 million due to the loss of a significant syndicate partner in the credit line. Other than the lowering of the credit line, there have been no changes and both parties continued to operate under the existing terms. The company entered into the IBM flooring arrangement in February 2008 to realize the benefit of extended payment terms. This Inventory Financing Agreement provided the company 75 days of interest-free financing, which was better than the trade accounts payable terms provided by the company’s vendors. Prior to February 2008, the company solely utilized trade accounts payable to finance working capital.
The company was in discussions with IBM regarding an increase or overline component to the inventory financing agreement, whether through establishing a new comprehensive financing agreement or due to the passage of time as credit market conditions improve. However, on May 4, 2009, the company decided to terminate its Inventory Financing Agreement with IBM and will primarily fund working capital through open accounts payable provided by its trade vendors, or the New Credit Facility discussed above. At the time of the termination, there was $60.9 million outstanding under this Inventory Financing Agreement that the company subsequently repaid using cash on hand.

9.

ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to the company’s Consolidated Balance Sheets is as follows:

	2009	2008

Other non-current assets:
Corporate-owned life insurance policies	$26,172	$25,024
Marketable securities	37	133
Investment in The Reserve Fund’s Primary Fund	638	—
Other	2,161	622

Total	$29,008	$25,779

Accrued liabilities:
Salaries, wages, and related benefits	$9,575	$13,424
Employee benefit plan obligations	12,113	—
Restructuring liabilities	7,901	365
Other taxes payable	5,016	3,981
Income taxes payable	855	—
Innovative earn-out	—	35,000
Innovative accrued unvouchered liabilities	5,675	3,398
Other	2,347	1,644

Total	$43,482	$57,812

Other non-current liabilities:
Employee benefit plan obligations	$11,078	$20,221
Income taxes payable	7,168	5,367
Restructuring liabilities	2,026	—
Long-term debt	157	255
Deferred income taxes	—	169
Other	1,159	1,251

Total	$21,588	$27,263

Other non-current assets in the table above includes the cash surrender value of certain corporate-owned life insurance policies. These policies are maintained to informally fund the company’s obligations with respect to the employee benefit plan obligations included within accrued liabilities and other non-current liabilities in the table above. The company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in selling, general and administrative expenses within the accompanying Consolidated Statements of Operations. Additional information with respect to the company’s corporate-owned life insurance policies and employee benefit plan obligations is provided in Note 11, Employee Benefit Plans.

10.

INCOME TAXES

The components of income (loss) before income taxes from continuing operations and income tax provision are as follows:

	2009	2008	2007

(Loss) income before income taxes
Domestic	$(283,732)	$2,021	$(12,991)
Foreign	449	(1,085)	1,129

Total	$(283,283)	$936	$(11,862)
Provision for income taxes
Current
Federal	$3,958	$2,632	$(4,583)
State and local	1,813	(514)	196
Foreign	168	(391)	274

Total	$5,939	$1,727	$(4,113)
Deferred
Federal	$(7,526)	$(2,571)	$2,563
State and local	491	(250)	292
Foreign	—	172	(677)

Total	(7,035)	(2,649)	2,178

Benefit for income taxes	$(1,096)	$(922)	$(1,935)

A reconciliation of the federal statutory rate to the company’s effective income tax rate for continuing operations is as follows:

	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
Provision (benefit) for state taxes	2.5	205.5	(2.3)
Impact of foreign operations	(0.3)	(12.7)	—
Goodwill impairment	(16.7)	—	—
Change in valuation allowance	(18.2)	(113.5)	4.5
(Settlement) adjustment of income tax audits	(0.3)	339.8	5.2
Meals & entertainment	(0.3)	(488.1)	(3.9)
Equity investment — Magirus	—	702.0	(17.1)
Compensation	(0.5)	(203.2)	(5.0)
Other	(0.8)	(83.7)	(2.1)

Effective rate	0.4%	381.1%	14.3%

Deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Accrued liabilities	$2,765	$3,935
Allowance for doubtful accounts	1,039	852
Inventory valuation reserve	1,254	467
Restructuring reserve	3,568	121
Federal domestic net operating losses	—	107
Foreign net operating losses	435	502
Investment	—	365
State net operating losses	1,017	501
Deferred compensation	8,150	7,054
Deferred revenue	778	(23)
Goodwill and other intangible assets	32,694	(8,914)
Other	8,919	1,232

	60,619	6,199
Less: valuation allowance	(52,177)	(999)

Total	$8,442	$5,200
Deferred tax liabilities:
Property and equipment & software amortization	$1,037	$1,516
Other	58	65

Total	1,095	1,581

Total deferred tax assets	$7,347	$3,619

At March 31, 2009, the company’s Hong Kong subsidiary had $2.4 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2009, the company also had $34.6 million of state net operating loss carryforwards that expire, if unused, in years 2010 through 2026.
At March 31, 2009, the total valuation allowance against deferred tax assets of $52.2 million was mainly comprised of a valuation allowance of $51.8 million for federal and state deferred tax assets, and a valuation allowance of $0.4 million associated with deferred tax assets in Hong Kong that will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more-likely-than-not that the company will not realize the benefits of these deductible differences.

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

Balance at April 1, 2008	$5,997
Additions:
Relating to positions taken during current year	260
Relating to positions taken during prior year	1,401
Reductions:
Relating to tax settlements	(964)
Relating to positions taken during prior year	(588)
Relating to lapse in statute	(353)
Due to business acquisitions	(102)

Balance at March 31, 2009	$5,651

The company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of March 31, 2009 and 2008, the company had approximately $2.0 million and $1.7 million of interest and penalties accrued, respectively.
As of March 31, 2009, the company has a liability of $5.7 million related to uncertain tax positions, the recognition of which would affect the company’s effective income tax rate.
The company anticipates the completion of state income tax audits in the next 12 months which could reduce the accrual for unrecognized tax benefits by $1.2 million. The company believes that, other than the changes noted above, it is impractical to determine the positions for which it is reasonably possible that the total of uncertain tax benefits will significantly increase or decrease in the next twelve months.
The company is currently under examination by the Internal Revenue Service (IRS) for the tax year ended March 31, 2007. The examination commenced in the fourth quarter of 2009. The company is currently being audited by multiple state taxing jurisdictions. In material jurisdictions, the company has tax years open back to and including 2000.

11.

EMPLOYEE BENEFIT PLANS

The company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the company matching $1.00 for every $1.00 on the first 1% of the employee’s pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee’s pre-tax contributions. The company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and company matching contributions were $4.0 million, $3.2 million, and $3.0 million for 2009, 2008, and 2007, respectively.
The company also provides a non-qualified benefit equalization plan (“BEP”) covering certain employees, which provides for employee deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company’s 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $3.4 and $5.6 million at March 31, 2009 and 2008, respectively. Contribution expense for the BEP was $0.2 million, $0.1 million, and $0.4 million in 2009, 2008, and 2007, respectively.
The company also provides a supplemental executive retirement plan (“SERP”) for certain officers of the company. The SERP is a non-qualified plan designed to provide retirement benefits for the plan participants. The projected benefit obligation recognized by the company related to the SERP was $18.3 and $14.0 million at March 31, 2009 and 2008, respectively. At March 31, 2009, the benefit obligation recognized by the company represents the projected benefit obligation, in accordance with Statement of Financial Accounting

Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (“FAS 158”) adoption standards. The accumulated benefit obligation related to the SERP was $17.9 million and $12.5 million at March 31, 2009, and 2008, respectively. The annual expense for the SERP was $1.3 million, $1.3 million, and $1.1 million in 2009, 2008, and 2007, respectively.
In connection with the management restructuring actions taken in the third quarter of 2009, the company recorded non-cash curtailment charges of $4.5 million for the SERP, which are included within restructuring charges on the Consolidated Statements of Operations. The curtailment charges pertain to the retirement of the company’s former CEO and termination of certain officers. In connection with the management restructuring actions taken in the fourth quarter of 2009, the company recorded additional non-cash curtailment charges of $0.9 million and $0.3 million related to the SERP and the additional service credits liability curtailments, respectively, which are also included within restructuring charges on the Consolidated Statements of Operations. The 2009 fourth quarter charges relate to the termination of another officer. Total curtailment charges recorded as restructuring expenses for the SERP and the additional service liability curtailments in 2009 were $5.4 million and $0.3 million, respectively.
Certain participants in the SERP were eligible for early retirement under the terms of the SERP and have elected to receive lump sum distributions from the plan and the additional service credits liability in 2010. The company will fund the payments by taking loans against the cash surrender value of the life insurance policies that informally fund the SERP. Accordingly, the company has classified approximately $12.1 million of the projected benefit liability as a current accrued liability on the Consolidated Balance Sheets. Additional information related to the classification of the current and long-term portion of the SERP and additional service credits liability is presented in Note 9, Additional Balance Sheet Information.
In conjunction with the BEP and SERP, the company has invested in life insurance policies related to certain employees and marketable securities held in a Rabbi Trust to satisfy future obligations of the plans. The value of the policies was $23.4 million and $22.4 million at March 31, 2009, and 2008, respectively. The life insurance policies are valued at their cash surrender value and the marketable securities held in a Rabbi trust are valued at fair market value. At March 31, 2009, the marketable securities held in the Rabbi trust had a fair value of $37,000.
The following benefit payments are expected to be made to participants related to the SERP and additional service credits obligations:

2010	$11,984
2011	2,384
2012	2,432
2013	—
2014	—
Thereafter	2,466

Total	$19,266

Subsequent to March 31, 2009, the company took loans totaling $12.5 million against the cash surrender value of the corporate-owned life insurance policies. The proceeds were used and will be used to satisfy the SERP and additional service credits obligations related to two former executives who retired from the company during 2009. The company has no obligation to repay these loans and does not intend to repay them.

12.

COMMITMENTS AND CONTINGENCIES

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

In 2006, the company filed a lawsuit against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. The jury also awarded to Agilysys its reasonable attorney’s fees in an amount to be determined at a later hearing. Judgment will be entered upon an award of attorney’s fees, at which time the parties have thirty days to file an appeal. No amounts have yet been accrued or received from the former shareholders of CTS or their insurance company.
As of March 31, 2009 and 2008, the company had minimum purchase commitments under a product procurement agreement with a supplier totaling $1.0 million and $1.3 million, respectively.

13.

BUSINESS SEGMENTS

Description of Business Segments

The company has three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). The reportable segments are each managed separately and are supported by various practices as well as company-wide functional departments. The segment information for 2007 that is provided below has been restated as a result of the 2008 change in the composition of the company’s reportable segments.
HSG is a leading technology provider to the hospitality industry, offering application software and services that streamline management of operations, property and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports and entertainment markets.
RSG is a leader in designing solutions that help make retailers more productive and provide their customers with an enhanced shopping experience. RSG solutions help improve operational efficiency, technology utilization, customer satisfaction and in-store profitability, including customized pricing, inventory and customer relationship management systems. The group also provides implementation plans and supplies the complete package of hardware needed to operate the systems, including servers, receipt printers, point-of-sale terminals and wireless devices for in-store use by the retailer’s store associates.
TSG is an aggregation of the company’s IBM, HP, and Sun reporting units due to the similarity of their economic and operating characteristics. During the fourth quarter of 2009, the Stack reporting unit was integrated into the HP reporting unit . TSG is a leading provider of HP, Sun, Oracle, IBM, and EMC2 enterprise IT solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management and business continuity.

Measurement of Segment Operating Results and Segment Assets

The company evaluates performance and allocates resources to its reportable segments based on operating income and “adjusted EBITDA,” which is defined as operating (loss) income plus depreciation and amortization expense. Certain costs and expenses arising from the company’s functional departments are not allocated to the reportable segments for performance evaluation purposes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in the footnotes to the consolidated financial statements.
As a result of the March 2007 divestiture of KSG and acquisitions, and due to the debt covenant and Inventory Financing Agreement definitions, the company believes that adjusted EBITDA is a meaningful measure to the users of the financial statements and has been a required measurement in the company’s prior debt agreements to reflect another measure of the company’s performance. Adjusted EBITDA differs from U.S. GAAP and should not be considered an alternative measure to operating cash flows as required by U.S. GAAP. Management has reconciled adjusted EBITDA to operating (loss) income in the following chart.
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

The following table presents segment profit and related information for each of the company’s reportable segments. As discussed in Note 1, Verizon Communications, Inc. represented approximately 32.6% and 16.3% of the TSG segment’s total sales in 2009 and 2008 respectively. No single customer accounted for more than 10% of a reporting business segment’s total sales in 2007. Please refer to Note 4 for further information on the TSG and Corporate restructuring charges, and Note 5 for the TSG, RSG, and HSG goodwill and intangible asset impairment charges:

	2009	2008	2007

Hospitality
Total revenue	$99,826	$85,103	$37,875
Elimination of intersegment revenue	(190)	(280)	—

Revenue from external customers	$99,636	$84,823	$37,875

Gross margin	$60,505	$47,193	$23,082

	60.7%	55.6%	60.9%
Depreciation and Amortization	$5,931	$4,865	$1,160
Operating (loss) income	(114,133)	4,125	5,535

Adjusted EBITDA	$(108,202)	$8,990	$6,695

Goodwill and intangible asset impairment	$122,488	$—	$—

Retail
Total revenue	$122,478	$130,223	$93,064
Elimination of intersegment revenue	(319)	(493)	(288)

Revenue from external customers	$122,159	$129,730	$92,776

Gross margin	$27,659	$24,599	$19,491

	22.6%	19.0%	21.0%
Depreciation and Amortization	$129	$376	$503
Operating (loss) income	(17,055)	5,692	2,559

Adjusted EBITDA	$(16,926)	$6,068	$3,062

Goodwill impairment	$24,912	$—	$—

Technology
Total revenue	$512,108	$554,655	$330,610
Elimination of intersegment revenue	(3,183)	(9,040)	(7,934)

Revenue from external customers	$508,925	$545,615	$322,676

Gross margin	$108,085	$102,843	$70,341

	21.2%	18.8%	21.8%
Depreciation and Amortization	$16,673	$14,491	$2,032
Operating (loss) income	(88,581)	14,296	17,149

Adjusted EBITDA	$(71,908)	$28,787	$19,181

Goodwill impairment	$84,456	$—	$—
Restructuring charge	$23,573	$—	$—

Corporate/Other
Revenue from external customers	$—	$—	$413

Gross margin	$2,429	$3,856	$5,835

Depreciation and Amortization(1)	$4,366	$3,855	$4,880
Operating loss	(60,285)	(41,969)	(33,574)

Adjusted EBITDA	$(55,919)	$(38,114)	$(28,694)

Restructuring charge	$17,228	$(75)	$(2,531)

Consolidated
Total revenue	$734,412	$769,981	$461,962
Elimination of intersegment revenue	(3,692)	(9,813)	(8,222)

Revenue from external customers	$730,720	$760,168	$453,740

Gross margin	$198,678	$178,491	$118,749

	27.2%	23.5%	26.2%
Depreciation and Amortization(1)	$27,099	$23,587	$8,575
Operating loss	(280,054)	(17,856)	(8,331)

Adjusted EBITDA	$(252,955)	$5,731	$244

Goodwill and intangible asset impairment	$231,856	$—	$—
Restructuring charge	$40,801	$(75)	$(2,531)

(1)	Does not include the amortization of deferred financing fees totaling $584, $226, and $215 in 2009, 2008, and 2007, respectively, which related to the Corporate/Other segment.

Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States of America. Further, revenues attributable to customers outside the United States of America accounted for 4%, 5% and 8% of total revenues for 2009, 2008 and 2007, respectively. Total revenues for the company’s three specific product areas are as follows:

	For the year ended March 31,
	2009	2008	2007

Hardware	$508,704	$562,314	$328,435
Software	76,998	71,900	32,866
Services	145,018	125,954	92,439

Total	$730,720	$760,168	$453,740

14.

SHAREHOLDERS’ EQUITY

Capital Stock

Holders of the company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2009, and 2008, there were no shares of preferred stock outstanding.

Dividend Payments

Common share dividends were paid quarterly at the rate of $0.03 per share in 2009 and 2008 to shareholders of record.

Shareholder Rights Plan

In April 1999, the company’s Board of Directors approved a new Shareholder Rights Plan, which became effective upon expiration of the existing plan in May 1999. The Shareholder Rights Plan and the Rights expired on May 10, 2009. The following is a summary of the provisions of the Shareholder Rights Plan and the Rights prior to their expiration. A dividend of one Right per common share was distributed to shareholders of record as of May 10, 1999. Each Right, upon the occurrence of certain events, entitles the holder to buy from the company one-tenth of a common share at a price of $4.00, or $40.00 per whole share, subject to adjustment. The Rights may be exercised only if a person or group acquires 20% or more of the company’s common shares, or announces a tender offer for at least 20% of the company’s common shares. Each Right will entitle its holder (other than such acquiring person or members of such acquiring group) to purchase, at the Right’s then-current exercise price, a number of the company’s common shares having a market value of twice the Right’s then-exercise price. The Rights trade with the company’s common shares until the Rights become exercisable.
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

15.

(LOSS) EARNINGS PER SHARE

The following data show the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	For the year ended March 31
	2009	2008	2007

Numerator:
(Loss) income from continuing operations — basic and diluted	$(282,187)	$1,858	$(9,927)
(Loss) income from discontinued operations — basic and diluted	(1,947)	1,801	242,782

Net (loss) income — basic and diluted	$(284,134)	$3,659	$232,855

Denominator:
Weighted average shares outstanding — basic	22,587	28,252	30,684
Effect of dilutive securities — stock options and unvested restricted stock	—	514	—

Weighted average shares outstanding — diluted	22,587	28,766	30,684

(Loss) earnings per share — basic and diluted:
(Loss) income from continuing operations — basic and diluted	$(12.49)	$0.07	$(0.32)
(Loss) income from discontinued operations — basic and diluted	(0.09)	0.06	7.91

Net (loss) income — basic and diluted	$(12.58)	$0.13	$7.59

Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares.
For the years ended March 31, 2009, 2008, and 2007, options on 2.8 million, 1.0 million, and 3.4 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

16.

STOCK-BASED COMPENSATION

The company has a shareholder-approved 2006 Stock Incentive Plan (the “Plan”). Under the Plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the Plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the closing market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of March 31, 2009, there were no stock appreciation rights or restricted share units awarded from the Plan.

Stock Options

The following table summarizes stock option activity during 2009, 2008, and 2007 for stock options awarded by the company under the stock incentive plan and prior plans.

	For the year ended March 31
	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at April 1	3,526,910	$14.24	3,394,748	$13.61	3,289,999	$12.84
Granted	783,500	4.92	280,000	22.21	997,500	15.72
Exercised	—	—	(108,038)	13.38	(804,250)	12.93
Cancelled/expired	(1,920,840)	13.24	(11,800)	14.57	(76,669)	15.22
Forfeited	(232,405)	15.31	(28,000)	21.07	(11,832)	15.85

Outstanding at March 31	2,157,165	$11.63	3,526,910	$14.24	3,394,748	$13.63

Options exercisable at March 31	1,638,818	$13.41	2,897,564	$13.58	2,494,267	$13.04

The fair market value of each option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock option grants:

	For the year ended March 31
	2009	2008	2007

Dividend yield	0.7 — 1.2%	0.70%	0.70%
Risk-free interest rate	2.2 — 4.3%	4.90%	4.70%
Expected life	6.0 years	6.0 years	5.0 years
Expected volatility	43.1 — 73.4%	43.80%	44.30%

The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common stock. The company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the company’s stock price over time. The fair market values of options granted during the year ended March 31, 2009, were 246,000 options at $4.39, 7,500 options at $5.31, 285,000 options at $1.44, 175,000 options at $1.26, 25,000 options at $1.99, and 45,000 options at $2.28.
Compensation expense charged to operations during the year ended March 31, 2009, 2008, and 2007 relating to stock options was $0.5 million, $3.5 million, and $3.6 million, respectively. This included a $1.5 million reversal in stock option expense in 2009 due to a change in the estimate of the forfeiture rate which was updated due to the management restructuring actions. Since no options were exercised during the year ended March 31, 2009, no income tax benefit was recognized in operations during the year. As of March 31, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 18 months. No stock options were exercised during the year ended March 31, 2009.

The following table summarizes the status of stock options outstanding at March 31, 2009.

	Options outstanding			Options exercisable
			Weighted		Weighted
		Weighted	average		average
		average	remaining		exercise
Exercise price range	Number	exercise price	contractual life	Number	price

$2.19 — $6.63	530,000	$2.55	9.66	169,998	$2.39
$6.63 — $8.29	12,500	7.00	0.02	12,500	7.00
$8.29 — $9.95	270,166	9.37	6.97	164,491	9.07
$9.95 — $11.61	30,000	11.17	2.32	30,000	11.17
$11.61 — $13.26	47,500	12.85	3.33	42,500	12.95
$13.26 — $14.92	385,500	13.79	4.30	385,500	13.79
$14.92 — $16.58	722,167	15.67	7.07	722,167	15.67
$16.58 — $22.21	159,332	22.21	7.33	111,662	22.21

	2,157,165	$11.63	7.03	1,638,818	$13.41

Non-vested Shares

Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $0.6 million $1.5 million, and $0.6 million for the year ended March 31, 2009, 2008 and 2007, respectively. A credit of $0.6 million was recognized in 2009 relating to employee terminations. As of March 31, 2009, there was $0.1 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 12 months. Dividends are not awarded to non-vested shares.
The following table summarizes non-vested share activity during the years ended March 31, 2009, 2008, and 2007 for restricted shares awarded by the company under the stock incentive plan and prior plans.

	2009	2008	2007

Outstanding at April 1	80,900	18,750	25,000
Granted	81,600	108,000	32,000
Vested	(104,900)	(45,850)	(38,250)
Forfeited	(45,600)	—	—

Outstanding at March 31	12,000	80,900	18,750

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.

Performance Shares

Net compensation cost charged to operations for performance share awards was a credit of $0.6 million and expense of $1.0 million for the years ended March 31, 2009 and 2008, respectively. A gross credit of $1.4 million was recognized in 2009 relating to employee terminations and the evaluation of performance goals. As of March 31, 2009, there was $0.2 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 12 months.

There were no performance shares issued in 2007. The following table summarizes performance share activity during year ended March 31, 2009 and 2008:

	2009	2008

Outstanding at April 1	152,000	—
Granted	—	152,000
Vested	—	—
Forfeited	(122,000)	—

Outstanding at March 31	30,000	152,000

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
In September 2007, the company entered into a written trading plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the company’s common shares. In December 2007, the company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the company’s common shares. The Board of Directors authorized a cash outlay of $150 million in the aggregate for the tender offer and purchases pursuant to Rule 10b5-1 plans, which also complied with the Credit Facility approval limit. By February 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore the purchase of common shares for treasury was completed.

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

	Year ended March 31, 2009
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$179,751	$171,438	$224,076	$155,455	$730,720
Gross margin	47,778	50,864	59,778	40,258	198,678
Asset impairment charges	33,623	112,020	—	86,213	231,856
Restructuring charges	23,063	510	13,357	3,871	40,801
Loss from continuing operations	(60,075)	(105,277)	(2,243)	(114,592)	(282,187)
Income (loss) from discontinued operations	38	(1,312)	(1,477)	804	(1,947)

Net loss	$(60,037)	$(106,589)	$(3,720)	$(113,788)	$(284,134)

Per share data:
Basic and diluted
Loss from continuing operations	$(2.66)	$(4.66)	$(0.10)	$(5.07)	$(12.49)
(Loss) income from discontinued operations	—	(0.06)	(0.07)	0.04	(0.09)

Net Loss	$(2.66)	$(4.72)	$(0.17)	$(5.03)	$(12.58)

	Year ended March 31, 2008
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

Net Sales	$125,635	$193,269	$247,912	$193,352	$760,168
Gross margin	31,949	42,351	57,319	46,872	178,491
Restructuring charges (credits)	26	5	(3)	(103)	(75)
Impairment of investment in cost basis	—	—	—	4,921	4,921
Income (loss) from continuing operations	3,011	1,692	1,443	(4,288)	1,858
(Loss) income from discontinued operations	(419)	1,748	512	(40)	1,801

Net income (loss)	$2,592	$3,440	$1,955	$(4,328)	$3,659

Per share data:
Basic and diluted
Income (loss) from continuing operations	$0.09	$0.05	$0.06	$(0.18)	$0.07
(Loss) income from discontinued operations	(0.01)	0.06	0.02	—	0.06

Net income (loss)	$0.08	$0.11	$0.08	$(0.18)	$0.13

The 2008 third quarter includes amortization of Innovative’s Intangibles of $3.1 million.

19.

SUBSEQUENT EVENTS (UNAUDITED)

As discussed in Note 8, Financing Arrangements, on May 4, 2009 the company terminated its Inventory Financing Agreement with IBM. In addition, on May 5, 2009, the company executed the New Credit Facility for $50 million with Bank of America, N.A.
As discussed in Note 11, Employee Benefit Plans, subsequent to March 31, 2009, the company took loans totaling $12.5 million against the cash surrender value of certain company-owned life insurance policies. The proceeds were used and will be used to satisfy the SERP and additional service credits obligations for two former executives of the company who retired during 2009. The company has no obligation to repay these loans and does not intend to repay them.

Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2009, 2008 and 2007
(In thousands)

	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Classification	year	expenses	accounts		Deductions	year

2009
Allowance for doubtful accounts	$2,392	$2,452	$—		$(1,839)	$3,005
Inventory valuation reserve	$1,334	$1,361	$—		$(284)	$2,411
Restructuring reserves	$44	$40,801	$—		$(30,918)	$9,927
2008
Allowance for doubtful accounts	$1,147	$682	$1,411	(a)	$(848)	$2,392
Inventory valuation reserve	$1,045	$670	$—		$(381)	$1,334
Restructuring reserves	$635	$(8)	$—		$(583)	$44
2007
Allowance for doubtful accounts	$3,272	$(1,547)	$—		$(578)	$1,147
Inventory valuation reserve	$1,617	$(103)	$—		$(469)	$1,045
Restructuring reserves	$6,376	$(4,665)	$—		$(1,076)	$635

(a)	The $1,411 represents allowance for doubtful accounts acquired in business combinations.

agilysys, inc.

Exhibit Index

Exhibit No.		Description

2		Agreement and Plan of Merger by and among Agilysys, Inc., Agilysys NJ, Inc. and Innovative Systems Design, Inc., which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed June 1, 2007 (File No. 000-05734).
3	(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-05734).
3	(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-05734).
*10	(a)	The company’s Executive Officer Annual Incentive Plan, which is incorporated herein by reference to Exhibit B to the company’s definitive Schedule 14A filed July 8, 2005 (File No. 000-05734).
*10	(b)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(c)	Pioneer-Standard Electronics, Inc. 1999 Restricted Stock Plan, which is incorporated herein by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(d)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(f)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(g)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(h)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
*10	(i)	Pioneer-Standard Electronics, Inc. Senior Executive Disability Plan, effective April 1, 2000, which is incorporated herein by reference to Exhibit 10(v) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(j)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(k)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(l)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).

Exhibit No.		Description

*10	(m)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(n)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(o)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(p)	Amended and Restated Employment Agreement between Agilysys, Inc. and Arthur Rhein, effective December 23, 2005, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10	(q)	Letter dated December 23, 2005 from Charles F. Christ to Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10	(r)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003, which is incorporated by reference to Exhibit 10(cc) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(s)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002, which is incorporated by reference to Exhibit 10(dd) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(t)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated by reference to Exhibit 10(ee) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(u)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated by reference to Exhibit 10(ff) to the company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(v)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(w)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(x)	Forms of Amended and Restated Indemnification Agreement entered into by and between the company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

Exhibit No.		Description

*10	(y)	Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
*10	(z)	Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
10	(aa)	Asset Purchase Agreement between Agilysys, Inc. and its wholly-owned subsidiary, Agilysys Canada Inc., and Arrow Electronics, Inc. and its wholly-owned subsidiaries, Arrow Electronics Canada Ltd. And Support Net, Inc., which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed January 5, 2007 (File No. 000-05734)
*10	(bb)	Amendment and Extension Agreement between Agilysys, Inc. and Arthur Rhein, effective January 28, 2008, which is incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-05734).
*10	(cc)	Amended and Restated Earnout Agreement among Agilysys, Inc., Agilysys NJ, Inc. Innovative Systems Design, Inc. Anthony Mellina, David Vogelzang, and Frank G. Batula, dated as of April 10, 2008, which is incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-05734).
*10	(dd)	Separation Agreement by and between Agilysys, Inc. and Arthur Rhein dated as of October 20, 2008, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 24, 2008 (File No. 000-05734).
*10	(ee)	Employment Agreement by and between Agilysys, Inc. and Kenneth J. Kossin effective April 1, 2008, which is incorporated herein by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed November 19, 2008 (File No. 000-05734).
*10	(ff)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Robert J. Bailey dated December 17, 2008, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 23, 2008 (File No. 000-05734).
*10	(gg)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Peter J. Coleman dated December 17, 2008, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed December 23, 2008 (File No. 000-05734).
*10	(hh)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Martin F. Ellis dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).
*10	(ii)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Richard A. Sayers II dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).
*10	(jj)	Separation Agreement Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Richard A. Sayers II effective March 15, 2009, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 12, 2009 (File No. 000-05734).
*10	(kk)	Settlement Agreement by and among Agilysys, Inc. and the Ramius Group dated March 11, 2009, which is incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed March 17, 2009 (File No. 000-05734).

Exhibit No.		Description

10	(ll)	Loan and Security Agreement among Agilysys, Inc., Agilysys NV, LLC, Agilysys NJ, Inc. and Bank of America, N.A., as agent for the Lenders dated May 5, 2009, which is incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed May 6, 2009 (File No. 000-05734).
*10	(mm)	Employment Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 4, 2009.
*10	(nn)	Retention Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 9, 2009.
*10	(oo)	Agilysys, Inc. 2006 Stock Incentive Plan, Amended and Restated Effective May 22, 2009
*10	(pp)	Agilysys, Inc. 2010 Performance Share Plan
*10	(qq)	Form of Performance Restricted Stock Award Agreement Agilysys, Inc. 2006 Stock Incentive Plan
*10	(rr)	Form of Stock Appreciation Right Agreement Agilysys, Inc. 2006 Stock Incentive Plan
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99	(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.