Form 10-Q
period 2009-06-30
AGILYSYS INC
filed 2009-08-05
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of Common Shares of the registrant outstanding as of July 31, 2009 was 23,031,117.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
(In thousands, except share and per share data)	2009	2008
		(As Adjusted)
Net sales:
Products	$104,893	$145,703
Services	25,297	34,048

Total net sales	130,190	179,751
Cost of goods sold:
Products	85,561	120,987
Services	12,459	10,986

Total cost of goods sold	98,020	131,973
Gross margin	32,170	47,778
Operating expenses
Selling, general, and administrative expenses	44,845	56,559
Asset impairment charges	—	33,623
Restructuring charges	14	23,063

Operating loss	(12,689)	(65,467)
Other (income) expenses
Other income, net	(471)	(238)
Interest income	(33)	(247)
Interest expense	207	254

Loss before income taxes	(12,392)	(65,236)
Income tax expense (benefit)	15	(5,162)

Loss from continuing operations	(12,407)	(60,074)
Income from discontinued operations, net of taxes	11	38

Net loss	$(12,396)	$(60,036)

Loss per share — basic and diluted
Loss from continuing operations	$(0.55)	$(2.66)
(Loss) income from discontinued operations	—	—

Net loss	$(0.55)	$(2.66)

Weighted average shares outstanding
Basic and diluted	22,627,338	22,536,508

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2009 are unaudited)

(In thousands, except share and per share data)	June 30, 2009	March 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$51,015	$36,244
Accounts receivable, net of allowances of $2,356 and $3,005, respectively	104,992	151,944
Inventories, net	20,403	27,216
Deferred income taxes — current, net	6,841	6,836
Prepaid expenses and other current assets	4,409	4,564
Income taxes receivable	3,871	3,871
Assets of discontinued operations — current	433	1,075

Total current assets	191,964	231,750
Goodwill	50,592	50,382
Intangible assets, net	31,210	35,699
Deferred income taxes — non-current, net	529	511
Other non-current assets	18,501	29,008
Assets of discontinued operations — non-current	49	56
Property and equipment
Furniture and equipment	40,809	39,610
Software	43,096	38,124
Leasehold improvements	8,879	8,380
Project expenditures not yet in use	5,605	8,562

	98,389	94,676
Accumulated depreciation and amortization	69,559	67,646

Property and equipment, net	28,830	27,030

Total assets	$321,675	$374,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,293	$28,042
Floor plan financing in default	—	74,159
Deferred revenue	22,483	18,709
Accrued liabilities	19,761	37,807
Long-term debt — current	330	238
Liabilities of discontinued operations — current	722	1,176

Total current liabilities	119,589	160,131
Other non-current liabilities	21,141	21,588
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,829 shares issued at June 30, 2009; and 22,710,051 and 22,626,440 shares outstanding at June 30, 2009 and March 31, 2009, respectively	9,370	9,366
Capital in excess of stated value	(10,467)	(11,036)
Retained earnings	186,870	199,947
Treasury stock (8,896,778 at June 30, 2009 and March 31, 2009)	(2,669)	(2,670)
Accumulated other comprehensive loss	(2,159)	(2,890)

Total shareholders’ equity	180,945	192,717

Total liabilities and shareholders’ equity	$321,675	$374,436

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30
(In thousands)	2009	2008
		(As Adjusted)
Operating activities
Net loss	$(12,396)	$(60,036)
Less: Income from discontinued operations	(11)	(38)

Loss from continuing operations	(12,407)	(60,074)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Impairment of goodwill and intangible assets	—	54,203
Impairment of investment in cost basis company	—	(34)
Depreciation	933	965
Amortization	5,483	6,002
Deferred income taxes	(23)	(5,986)
Stock based compensation	540	1,745
Changes in working capital:
Accounts receivable	46,952	14,800
Inventories	6,814	1,540
Accounts payable	48,611	(32,559)
Accrued and other liabilities	(10,963)	(37,012)
Taxes payable	(3,058)	(4,883)
Other changes, net	(1,474)	(236)
Other non-cash adjustments, net	(1,682)	(4,043)

Total adjustments	92,133	(5,498)

Net cash provided by (used for) operating activities	79,726	(65,572)
Investing activities
Proceeds from The Reserve Fund’s Primary Fund	1,629	—
Proceeds from borrowings against company-owned life insurance policies	12,500	—
Change in cash surrender value of company owned life insurance policies	(38)	(36)
Acquisition of business, net of cash acquired	—	(2,381)
Purchase of property and equipment	(3,461)	(764)

Net cash provided by (used for) investing activities	10,630	(3,181)
Financing activities
Floor plan financing agreement, net	(74,159)	27,201
Proceeds from borrowings under credit facility	5,000	—
Payments under credit facilities	(5,000)	—
Principal payment under long-term obligations	(108)	(42)
Issuance of common shares	33	—
Debt financing costs	(1,606)	—
Dividends paid	(681)	(678)

Net cash (used for) provided by financing activities	(76,521)	26,481
Effect of exchange rate changes on cash	731	80

Cash flows provided by (used for) continuing operations	14,566	(42,192)
Cash flows of discontinued operations:
Operating cash flows	205	487

Net increase (decrease) in cash	14,771	(41,705)
Cash at beginning of the period	36,244	69,935

Cash at end of the period	$51,015	$28,230

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys, Inc. and its subsidiaries (the “company”) provides innovative IT solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality, and technology solutions. The company operates extensively in North America and has sales offices in the United Kingdom and Asia.
The company operates in three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). The company’s business segments are described in Note 14 to Condensed Consolidated Financial Statements. The significant accounting policies applied in preparing the company’s unaudited condensed consolidated financial statements are summarized below.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the company’s accounts. The company’s investments in subsidiaries are reported using the consolidation method. All inter-company accounts have been eliminated. Investments in affiliated companies (sold in November 2008) were accounted for by the cost method, as appropriate under U.S. generally accepted accounting principles (“GAAP”) because the company did not have significant influence over the entity. The company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2010 refers to the fiscal year ending March 31, 2010.
The unaudited interim financial statements of the company are prepared in accordance with GAAP for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10-01 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
The condensed consolidated balance sheet as of June 30, 2009, as well as the condensed consolidated statements of operations for the three month period ended June 30, 2009, and 2008, and the condensed consolidated statements of cash flows for the three month period ended June 30, 2009, and 2008 have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. Further, the company has evaluated and disclosed all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through August 5, 2009, the filing date of this Quarterly Report on Form 10-Q.
These unaudited interim financial statements of the company should be read together with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on June 9, 2009.

The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending in December. Accordingly, the results of operations for the three months ended June 30, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.
Use of Estimates
The company makes certain estimates and assumptions when preparing financial statements according to GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond the company’s control. Actual results could be materially different from these estimates. The company revises the estimates and assumptions as new information becomes available.
Reclassifications
Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period’s presentation, primarily to reflect the results of discontinued operations of the TSG’s China and Hong Kong operations (see Note 4).
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2009, included in the company’s Annual Report on Form 10-K filed with the SEC. There have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein.
Recently Adopted Accounting Standards
On April 1, 2009, the company adopted all required accounting pronouncements including the following: FASB Statement No. 141 (revised 2007), Business Combinations, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, FASB Statement No. 165, Subsequent Events, FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and FASB Emerging Issues Task Force Abstract No. 08-6, Equity Method Accounting Considerations. The adoption of these accounting pronouncements did not have a significant impact on the company’s financial position, results of operations, or cash flows. If the adoption of any accounting pronouncements results in a significant impact to its financial statements, the company will make the appropriate disclosures.
Recently Issued Accounting Standards
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). The objective of FAS 168 is to replace Statement 162 and to establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The standard is effective for interim and annual periods ending after September 15, 2009, or the company’s second 2010 fiscal quarter. The company does not expect FAS 168 to have a significant impact on its financial position, results of operations, or cash flows.

Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.
3. Recent Acquisitions
In accordance with FASB Statement No. 141 (“FAS 141”), Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Condensed Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution that seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $3.1 million was originally assigned to goodwill. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase to goodwill of $0.1 million, net of currency translation adjustments. At June 30, 2009, the goodwill attributed to the Triangle acquisition was $3.2 million. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.
4. Discontinued Operations
China and Hong Kong Operations
In July 2008, the company met the requirements of FASB issued Statement No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets to classify TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. During January 2009, the company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, are expected to be settled in the next 12 months. The assets and liabilities of these operations are classified as discontinued operations on the company’s Condensed Consolidated Balance Sheets, and the operations are reported as discontinued operations on the company’s Condensed Consolidated Statements of Operations (As Adjusted) for the periods presented in accordance with FAS 144.
Components of Results of Discontinued Operations
For the three months ended June 30, 2009 and 2008 the income from discontinued operations was comprised of the following:

	Three Months Ended
	June 30
	2009	2008

Discontinued operations:
Resolution of contingencies	$—	$(13)
Income (loss) from operations of IED	9	(11)
Income from operations of TSG’s China and Hong Kong businesses	2	54

	11	30
Income tax expense (benefit)	—	(8)

Income from discontinued operations	$11	$38

5. Comprehensive Loss
Comprehensive loss is the total of net loss plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive loss. Changes in the components of accumulated other comprehensive loss for the three months ended June 30, 2009 and 2008 are as follows:

	Foreign currency	Unrealized	Unamortized net	Accumulated other
	translation	loss on	actuarial losses and	comprehensive	Comprehensive
	adjustment	securities	prior service costs	income	Income/(Loss)
Balance at April 1, 2009	$(1,984)	$(91)	$(815)	$(2,890)
Change during First Quarter 2010	731	—	—	731	731

Balance at June 30, 2009	$(1,253)	$(91)	$(815)	$(2,159)
Net loss for the three months ended June 30, 2009					(12,396)

Total comprehensive loss for the three months ended June 30, 2009					$(11,665)

	Foreign currency		Unamortized net
	translation	Unrealized loss	actuarial losses and	Accumulated other	Comprehensive
	adjustment	on securities	prior service costs	comprehensive income	Income/(Loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during First Quarter 2009	97	(1)	—	96	96

Balance at June 30, 2008	$(146)	$(75)	$(2,220)	$(2,441)
Net loss for the three months ended June 30, 2008					(60,036)

Total comprehensive loss for the three months ended June 30, 2008					$(59,940)

6. Restructuring Charges
The following summarizes the company’s restructuring plans announced in fiscal year 2009. The company recognizes restructuring expenses as incurred as required under the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, the company assesses the property and equipment associated with the related facilities for impairment under the provisions of FAS 144. The remaining useful lives of property and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets. Additional information regarding the company’s respective restructuring plans is included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009.

First Quarter Fiscal 2009 Professional Services Restructuring
During the first and second quarters of fiscal 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups, resulting in a workforce reduction that was mainly comprised of service personnel. A total of $23.5 million in restructuring charges were recorded during fiscal 2009 ($23.1 million and $0.4 million in the first and second quarters, respectively) for these actions. The costs primarily related to one-time termination benefits associated with the workforce reduction ($2.5 million and $0.4 million in the first and second quarters of fiscal 2009, respectively), and in $20.6 million in goodwill and intangible asset impairment charges in the first quarter of fiscal 2009, related to the company’s fiscal 2005 acquisition of The CTS Corporations (“CTS”). Payment of these one-time termination benefits was substantially complete in fiscal 2009. These restructuring charges related to TSG.
Third Quarter Fiscal 2009 Management Restructuring
During the third quarter of fiscal 2009, the company announced restructuring actions designed to realign its cost and management structure. A total of $13.6 million in restructuring charges were recorded during fiscal 2009 related to these actions, comprised mainly of one-time termination benefits associated with the management changes, a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan (“SERP”), and costs incurred to relocate the company’s corporate headquarters. These restructuring charges related to the Corporate segment.
Fourth Quarter Fiscal 2009 Management Restructuring
During the fourth quarter of fiscal 2009, the company announced additional steps to realign its cost and management structure, resulting in further workforce reductions. A total of $3.7 million in restructuring charges were recorded for these actions during the fourth quarter of fiscal 2009, comprised mainly of one-time termination benefits for the management changes and a non-cash charge for a curtailment loss of $1.2 million under the company’s SERP. These restructuring charges were related to the Corporate segment.
A total of $40.8 million in restructuring charges related to the above-mentioned actions were recorded during the year ending March 31, 2009, including the $23.1 million recorded in the first quarter of fiscal 2009. During the first quarter of fiscal 2010, the company incurred insignificant additional restructuring charges primarily associated with ongoing lease obligations related to the fiscal 2009 restructuring actions.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and Other
	Employment Costs	Facilities	Other Expenses	Total

Balance at April 1, 2009	$8,846	$1,042	$39	$9,927
Adjustments	(50)	38	—	(12)
Accretion of lease obligations	—	26	—	26
Payments	(2,461)	(116)	(39)	(2,616)

Balance at June 30, 2009	$6,335	$990	$—	$7,325

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $7.3 million liability at June 30, 2009, $5.4 million of severance and other employment costs are expected to be paid during fiscal 2010, $0.6 million is expected to be paid during fiscal 2011, and $0.3 million is expected to be paid during fiscal 2012. Approximately $0.2 million is expected to be paid during fiscal 2010 for ongoing facility obligations. Facility obligations are expected to continue through fiscal 2014.
7. Stock Based Compensation
The company has a shareholder-approved 2006 Stock Incentive Plan (the “Plan”). Under the Plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million shares of common stock. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the Plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the closing market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. Non-vested shares, non-vested share units and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company generally issues authorized but unissued shares to satisfy share option exercises.
As of June 30, 2009, there were no non-vested share units awarded from the Plan.
Stock Options
The following table summarizes stock option activity for the three months ended June 30, 2009 and 2008 related to stock options awarded by the company under the stock incentive plan and prior plans.

	For the three months ended June 30
	2009		2008
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at April 1	2,157,165	$11.60	3,526,910	$14.24
Granted	—	—	246,000	9.82
Exercised	(13,333)	2.51	—	—
Cancelled/expired	(299,831)	14.19	(92,800)	12.25
Forfeited	—	—	(12,501)	20.09

Outstanding at June 30	1,844,001	$11.26	3,667,609	$13.97

Options exercisable at June 30	1,325,654	$13.32	2,812,864	$13.62

Compensation expense charged to operations during the three months ended June 30, 2009 and 2008 relating to stock options was $0.1 million and $0.5 million, respectively. As of June 30, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 15 months. A total of 13,333 stock options were exercised during the three months ended June 30, 2009.
The fair market value of each stock option granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the stock options granted in the first quarter of fiscal 2009:

Three Months
Ended
June 30, 2008

Dividend yield	0.72%
Risk-free interest rate	4.19%
Expected life (years)	6.0 years
Expected volatility	43.39%

The following table summarizes the status of stock options outstanding at June 30, 2009:

	Options outstanding			Options exercisable
			Weighted		Weighted
		Weighted	average		average
		average	remaining		exercise
Exercise price range	Number	exercise price	contractual life	Number	price

$2.19 —$8.29	516,667	$2.55	9.41	156,665	$2.36
$8.30 — $9.95	266,000	9.36	6.83	160,325	9.05
$9.96 — $11.61	30,000	11.17	2.07	30,000	11.17
$11.62 — $13.26	7,500	12.00	9.09	2,500	12.00
$13.27 — $14.92	217,000	13.70	4.78	217,000	13.70
$14.93 — $16.58	663,834	15.65	6.95	663,834	15.65
$16.59 — $22.21	143,000	22.21	7.89	95,330	22.21

	1,844,001	$11.26	7.37	1,325,654	$13.32

Stock-Settled Stock Appreciation Rights
Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the company’s common shares on the date of the grant and on the date of exercise. This value is settled in shares of the company’s common shares. The following table summarizes SSARs activity during the first quarter of fiscal 2010 for SSARs awarded by the company under the Plan.

Three Months Ended
June 30, 2009
Weighted
	Number of	average
	shares	fair value

Outstanding at April 1	—	$—
Granted	488,150	3.78
Exercised	—	—
Cancelled/expired	—	—
Forfeited	—	—

Outstanding at June 30	488,150	$3.78

Options exercisable at June 30	—	$—

The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes method. The following assumptions were made in estimating fair value of the SSARs granted in the first quarter of fiscal 2010:

Three Months
Ended
June 30, 2009

Dividend yield	1.32%
Risk-free interest rate	1.81%
Expected life (years)	4.5 years
Expected volatility	78.05% - 78.65%

The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common shares. The company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the company’s share price over time. The fair market values of SSARs granted during the three months ended June 30, 2009, were 464,150 SSARs at $3.84, 12,000 SSARs at $2.61 and 12,000 SSARs at $2.64.
Compensation expense charged to operations during the three months ended June 30, 2009 relating to SSARs was $0.2 million. No SSARs were exercised during the three months ended June 30, 2009. As of June 30, 2009, total unrecognized stock based compensation expense related to non-vested SSARs was $1.2 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 21 months.
The following table summarizes the status of SSARs outstanding at June 30, 2009.

	SSARs outstanding			SSARs exercisable
			Weighted		Weighted
		Weighted	average		average
		average	remaining		exercise
Exercise price range	Number	exercise price	contractual life	Number	price

N/A	488,150	$—	6.9	—	$—

Non-vested Shares
Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $0.1 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of nine months. Dividends are awarded to non-vested shares, subject to the same forfeiture provisions that apply to the underlying awards.
The following table summarizes non-vested share activity during the three months ended June 30, 2009 and 2008 for restricted shares awarded by the company under the stock incentive plan and prior plans:

	Three Months Ended June 30
	2009	2008

Outstanding at April 1	12,000	80,900
Granted	70,278	81,600
Vested	—	(94,100)
Forfeited	—	—

Outstanding at June 30	82,278	68,400

The fair market value of non-vested shares is determined based on the closing price of the company’s shares on the grant date.
Performance Shares
Net compensation cost charged to operations for performance share awards was $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $1.1 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over the vesting period, which is a weighted-average period of 31 months. Dividends are awarded to performance shares, subject to the same forfeiture provisions that apply to the underlying awards. However, in accordance with FASB Statement No. 128 (“FAS 128”), Earnings Per Share, the company will not include performance shares in the calculation of EPS until they are earned.
The following table summarizes performance share activity during three months ended June 30, 2009 and 2008:

	Three Months Ended June 30
	2009	2008

Outstanding at April 1	30,000	101,334
Granted	306,500	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30	336,500	101,334

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
8. Income Taxes
The effective tax rates from continuing operations for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30
	2009	2008
Effective income tax rate	(0.1)%	7.90%
Income tax expense is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were negative 0.1% and 7.9% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate for continuing operations for the first quarter of the current year was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by an increase in the valuation allowance. Other items effecting the rate include state expense and an increase to unrecognized tax benefits, which is a discrete item. The effective tax rate for continuing operations for the first quarter of the prior year was lower than the statutory rate principally due to the $50.4 million of goodwill impairment recognized for the three months ended June 30, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.
The company anticipates the completion of state income tax audits in the next 12 months which could reduce the accrual for unrecognized tax benefits by $1.2 million. The company is currently under examination by the Internal Revenue Service (“IRS”) for the tax year ended March 31, 2007. The examination commenced in the fourth quarter of fiscal 2009. The company was notified in the first quarter of fiscal 2010 by the Canadian Revenue Agency that it is examining the tax years ended March 31, 2004 and 2005. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
9. (Loss) Earnings Per Share
The following data show the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three Months Ended
	June 30
	2009	2008

Numerator:
Loss from continuing operations — basic and diluted	$(12,407)	$(60,074)
Income from discontinued operations — basic and diluted	11	38

Net loss — basic and diluted	$(12,396)	$(60,036)

Denominator:
Weighted average shares outstanding — basic	22,627	22,537
Effect of dilutive securities — share-based compensation awards	—	—

Weighted average shares outstanding — diluted	22,627	22,537

Loss per share — basic and diluted:
Loss from continuing operations — basic and diluted	$(0.55)	$(2.66)
Income from discontinued operations — basic and diluted	—	—

Net loss — basic and diluted	$(0.55)	$(2.66)

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. Diluted (loss) earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted (loss) earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares. In accordance with FAS 128, when a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so will be anti-dilutive. Therefore, for the quarters ended June 30, 2009 and 2008, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.
For the three months ended June 30, 2009 and 2008, options on 1.3 million and 3.3 million shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

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
In 2006, the company filed a lawsuit against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. The jury also awarded to Agilysys its reasonable attorney’s fees in an amount to be determined at a later hearing. Judgment will be entered upon an award of attorney’s fees, at which time the parties have thirty days to file an appeal. No amounts have yet been recognized or received from the former shareholders of CTS or their insurance company.
As of June 30, 2009, there were no changes to the company’s minimum purchase commitments as disclosed in the company’s Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2009.
11. Goodwill and Intangible Assets
In accordance with FAS 141, Business Combinations, the company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.
Goodwill
The company tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually, in accordance with FASB Statement No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 14 to Condensed Consolidated Financial Statements, the company has three operating segments and five reporting units.
The company conducts its annual goodwill impairment test on February 1. At June 30, 2009, the company concluded that an interim goodwill impairment test was not needed, as the company’s market capitalization has improved and its business outlook has not changed since conducting its annual goodwill impairment test. During the prior year first quarter, indictors of potential impairment caused the company to conduct interim impairment tests. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. In accordance with FAS 142, the company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were HSG, RSG, and Stack (formerly a reporting unit within TSG). As such, step two of the impairment test was initiated in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value.

The calculation of the goodwill impairment in the step two analysis includes hypothetically valuing all of the tangible and intangible assets of the impaired reporting units as if the reporting units had been acquired in a business combination. Due to the extensive work involved in performing these valuations, the step-two analysis had not been completed at the time of the filing of the June 30, 2008 Form 10-Q. Therefore, in accordance with paragraph 22 of FAS 142, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008, excluding the $16.8 million devaluation of goodwill classified as restructuring charges and discussed in Note 6 to Condensed Consolidated Financial Statements. The estimated impairment charge related to the company’s business segments as follows: $7.4 million to HSG, $18.4 million to RSG, and $7.8 million to TSG.
As a result of completing the step-two analysis, the company recorded an additional impairment charge of $112.0 million in the prior year second quarter. The annual goodwill impairment test was conducted as of February 1, 2009, and goodwill was determined to be impaired, resulting in an additional $83.9 million impairment charge in the prior year fourth quarter. In total, goodwill impairment charges recorded in the prior year were $229.5 million, excluding the amount classified as restructuring, with $120.1 million, $24.9 million, and $84.5 million relating to HSG, RSG, and TSG, respectively.
The changes in the carrying amount of goodwill for the three months ended June 30, 2009 are as follows:

Balance at April 1, 2009	$50,382
Goodwill adjustment — Triangle	(360)
Impact of foreign currency translation	570

Balance at June 30, 2009	$50,592

Intangible Assets
The following table summarizes the company’s intangible assets at June 30, 2009, and March 31, 2009:

	June 30, 2009			March 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Customer relationships	$24,957	$(19,367)	$5,590	$24,957	$(18,341)	$6,616
Supplier relationships	28,280	(21,783)	6,497	28,280	(19,094)	9,186
Non-competition agreements	9,610	(4,339)	5,271	9,610	(3,884)	5,726
Developed technology	10,085	(6,333)	3,752	10,085	(6,014)	4,071
Patented technology	80	(80)	—	80	(80)	—

	73,012	(51,902)	21,110	73,012	(47,413)	25,599

Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100

Total intangible assets	$83,112	$(51,902)	$31,210	$83,112	$(47,413)	$35,699

Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and ten years.
During the first quarter of fiscal 2009, the company recorded a $3.8 million impairment charge related to TSG’s customer relationship intangible asset that was classified within restructuring charges. The restructuring actions are described further in Note 6 to Condensed Consolidated Financial Statements. In

the fourth quarter of fiscal 2009, in connection with the annual goodwill impairment test performed as of February 1, 2009, the company concluded that an impairment of an indefinite-lived intangible asset existed. As a result, the company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset, which related to HSG.
Amortization expense relating to intangible assets for the three months ended June 30, 2009 and 2008 was $4.5 million and $5.2 million, respectively.
The estimated amortization expense relating to intangible assets for the remainder of fiscal 2010 and each of the five succeeding fiscal years is as follows:

Amount

Year ending March 31
2010 (Remaining nine months)	$3,118
2011	3,697
2012	3,465
2013	2,987
2014	1,989
2015	1,615

Total estimated amortization expense	$16,871

12. Investment in Magirus — Sold in November 2008
In November 2008, the company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In addition, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of $7.3 million in July 2008, resulting in $9.6 million of total proceeds received in the fiscal year ended March 31, 2009. The company had decided to sell its 20% investment in Magirus prior to March 31, 2008, and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale until the completion of the sale in accordance with FAS 144.
On April 1, 2008, the company invoked FASB Interpretation No. 35 (“FIN 35”), Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, for its investment in Magirus. The invocation of FIN 35 required the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method was used by the company because management did not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, necessary to account for an investment in common stock under the equity method.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests, and the SEC grants, relief to the company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
13. Additional Balance Sheet Information
Additional information related to the company’s Consolidated Balance Sheets is as follows:

	June 30, 2009	March 31, 2009

Other non-current assets:
Corporate-owned life insurance policies	$14,965	$26,172
Marketable securities	50	37
Investment in The Reserve Fund’s Primary Fund	638	638
Other	2,848	2,161

Total	$18,501	$29,008

Accrued liabilities:
Salaries, wages, and related benefits	$6,834	$9,575
Employee benefit plan obligations	2,468	12,113
Restructuring liabilities	5,717	7,901
Other taxes payable	3,297	5,016
Income taxes payable	—	855
Other	1,445	2,347

Total	$19,761	$37,807

Other non-current liabilities:
Employee benefit plan obligations	$10,903	$11,078
Income taxes payable	7,295	7,168
Restructuring liabilities	1,608	2,026
Long-term debt	233	157
Other	1,102	1,159

Total	$21,141	$21,588

Other non-current assets in the table above include the cash surrender value of certain corporate-owned life insurance policies. These policies are maintained to informally fund the company’s obligations with respect to the employee benefit plan obligations included within accrued liabilities and other non-current liabilities in the table above. The company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in selling, general and administrative expenses within the accompanying Consolidated Statements of Operations. During the first quarter of fiscal 2010, the company took loans totaling $12.5 million against the cash surrender value of certain company-owned life insurance policies. The proceeds were used and will be used to satisfy the Supplemental Executive Retirement Plan and additional service credits obligations for two former executives of the company who retired during fiscal 2009. The company has no obligation to repay these loans and does not intend to repay them.
14. Business Segments
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
RSG is a leader in designing solutions that help retailers become more productive and provide their customers with an enhanced shopping experience. RSG solutions help improve operational efficiency, technology utilization, customer satisfaction and in-store profitability, including customized pricing, inventory and customer relationship management systems. The group also provides implementation plans and supplies the complete package of hardware needed to operate the systems, including servers, receipt printers, point-of-sale terminals and wireless devices for in-store use by the retailer’s store associates.
TSG is an aggregation of the company’s IBM, HP, and Sun reporting units due to the similarity of their economic and operating characteristics. During the fourth quarter of fiscal 2009, the Stack reporting unit was integrated into the HP reporting unit. TSG is a leading provider of HP, Sun, Oracle, IBM, Hitachi Data Systems, and EMC2 enterprise IT solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management and business continuity.
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
As a result of acquisitions, and due to the current debt covenant and prior inventory financing agreement definitions, the company believes that adjusted EBITDA is a meaningful measure to the users of the financial statements and has been a required measurement in the company’s prior debt agreements to reflect another measure of the company’s performance. Adjusted EBITDA differs from GAAP and should not be considered an alternative measure to operating cash flows as required by GAAP. Management has reconciled adjusted EBITDA to operating loss in the following chart.
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
The following table presents segment profit and related information for each of the company’s reportable segments. Verizon Communications, Inc. accounted for 39.6% and 25.7% of TSG’s total revenues, and 28.8% and 18.3% of total company revenues for the three months ended June 30, 2009 and 2008, respectively. Please refer to Note 6 to Condensed Consolidated Financial Statements for further information on the TSG and Corporate restructuring charges, and Note 11 to Condensed Consolidated Financial Statements for the TSG, RSG, and HSG goodwill and intangible asset impairment charges.

	Three Months Ended June 30
	2009	2008

Hospitality (HSG)
Total revenue	$16,550	$24,754
Elimination of intersegment revenue	(543)	(39)

Revenue from external customers	$16,007	$24,715
Gross margin	$9,858	$15,166
	61.6%	61.4%
Depreciation and amortization	$1,123	$1,331
Operating loss	(1,902)	(5,859)

Adjusted EBITDA	$(779)	$(4,528)

Goodwill and intangible asset impairment	$—	$7,465

Retail (RSG)
Total revenue	$24,388	$38,267
Elimination of intersegment revenue	(1)	(168)

Revenue from external customers	$24,387	$38,099
Gross margin	$5,377	$8,400
	22.0%	22.0%
Depreciation and amortization	$50	$88
Operating income (loss)	1,630	(14,372)

Adjusted EBITDA	$1,680	$(14,284)

Goodwill impairment	$—	$18,361

Technology (TSG)
Total revenue	$89,824	$118,701
Elimination of intersegment revenue	(28)	(1,764)

Revenue from external customers	$89,796	$116,937
Gross margin	$17,729	$22,435
	19.7%	19.2%
Depreciation and amortization	$3,951	$4,419
Operating loss	(2,534)	(32,045)

Adjusted EBITDA	$1,417	$(27,626)

Goodwill impairment	$—	$7,797
Restructuring charge	$—	$23,063

Corporate/Other
Revenue from external customers	$—	$—
Gross margin	$(794)	$1,777
Depreciation and amortization (1)	$1,204	$1,073
Operating loss	(9,883)	(13,191)

Adjusted EBITDA	$(8,679)	$(12,118)

Restructuring charge	$14	$—

Consolidated
Total revenue	$130,762	$181,722
Elimination of intersegment revenue	(572)	(1,971)

Revenue from external customers	$130,190	$179,751
Gross margin	$32,170	$47,778
	24.7%	26.6%
Depreciation and amortization (1)	$6,328	$6,911
Operating loss	(12,689)	(65,467)

Adjusted EBITDA	$(6,361)	$(58,556)

Goodwill and intangible asset impairment	$—	$33,623
Restructuring charge	$14	$23,063

(1)	Does not include the amortization of deferred financing fees totaling $88 and $56 for the three months ended June 30, 2009 and 2008, respectively, which related to the Corporate/Other segment.

Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for 3% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Total revenues for the company’s three specific product areas are as follows:

	Three Months Ended June 30
	2009	2008

Hardware	$87,938	$128,552
Software	16,955	17,151
Services	25,297	34,048

Total	$130,190	$179,751

15. Fair Value Measurements
The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.
The company assesses the inputs used to measure fair value using a three-tier hierarchy in accordance with FASB Statement No. 157, Fair Value Measurements. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include the company’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement Used
		Active Markets	Quoted Prices in	Active Markets
	Recorded Value	for Identical Assets	Similar Instruments	for Unobservable
	as of	or Liabilities	and Observable	Inputs
	June 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$50	$50
Investment in The Reserve Fund’s Primary Fund	638		$638
Corporate-owned life insurance	14,965			$14,965

Liabilities:
Benefit equalization plan	$3,478		$3,478
Restructuring liabilities	7,325			$7,325
The company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the company’s investment in available for sale marketable securities is based on quoted prices in active markets and therefore, is classified within Level 1 of the fair value hierarchy.
The recorded value of the company’s investment in The Reserve Fund’s Primary Fund is valued using information other than quoted market prices which is available on The Reserve Fund’s website and therefore, is classified within Level 2 of the fair value hierarchy.
The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies which are not observable in the market and therefore, are classified within Level 3 of the fair value hierarchy.
The recorded value of the benefit equalization plan obligation is measured as employee deferral contributions and company matching contributions less distributions made from the plan, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy.
The company’s restructuring liabilities primarily consist of one-time termination benefits to former employees and ongoing costs related to long-term operating lease obligations. The recorded value of the termination benefits to employees is adjusted to the expected remaining obligation each period based on the arrangements made with the former employees. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount plus interest discounted to present value. These inputs are not observable in the market and therefore, the liabilities are classified within Level 3 of the fair value hierarchy.
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2009:

	Level 3 Assets and Liabilities
	Three Months Ended June 30, 2009
	Corporate-Owned	Restructuring
	Life Insurance	Liabilities

Balance at April 1, 2009	$26,172	$9,927
Realized gains/(losses)	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(38)	—
Purchases, sales, issuances, and settlements (net)	(11,169)	(2,602)

Balance at June 30, 2009	$14,965	$7,325

Unrealized losses related to the corporate-owned life insurance policies are recorded within “Selling, general, and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents information about the company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009:

	Fair Value Measurement Used
		Active Markets	Quoted Prices in	Active Markets
	Recorded Value	for Identical Assets	Similar Instruments	for Unobservable
	as of	or Liabilities	and Observable	Inputs
	June 30, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Goodwill	$50,592			$50,592
Intangible assets	31,210			31,210

Liabilities:
SERP and other benefit plan obligations	$9,893			$9,893
Goodwill of the company’s reporting units is valued on an annual basis, or in interim periods if indicators of potential impairment exist, using an income approach. The company believes that the use of this method provides reasonable estimates of a reporting unit’s fair value and that this estimate is consistent with how a market participant would view the reporting units’ fair values. Fair value computed by this method is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, the company believes that this method provides a reasonable approach to estimate the fair value of its reporting units.
The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon the company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections.
The company’s intangible assets are valued at their estimated fair value at time of acquisition. The company evaluates the fair value of its definite-lived and indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist in accordance with the provisions of FAS 142, as described in Note 11 to Condensed Consolidated Financial Statements. The income approach described above is used to value indefinite-lived intangible assets.
The recorded value of the company’s SERP and other benefit plan obligations is based on estimates developed by management by evaluating actuarial information and includes assumptions such as discount rates, future compensation increases, expected retirement dates, payment forms, and mortality. The recorded value of these obligations is measured on an annual basis, or upon the occurrence of a plan curtailment.
The inputs used to value the company’s goodwill, intangible assets, and employee benefit plan obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2009:

	Level 3 Assets and Liabilities
	Three Months Ended June 30, 2009
			SERP and Other
		Intangible	Benefit Plan
	Goodwill	Assets	Obligations

Balance at April 1, 2009	$50,382	$35,699	$19,394
Realized gains/(losses)	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	570	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(4,489)	(9,501)

Balance at June 30, 2009	$50,592	$31,210	$9,893

Unrealized gains related to goodwill represent fluctuations due to the movement of foreign currency relative to the U.S. dollar. Cumulative currency translation adjustments are recorded within “Other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets.
16. Subsequent Events
In May 2009, the FASB issued Statement No. 165 (“FAS 165”), Subsequent Events. FAS 165 defines subsequent events to include events or transactions that occur after the balance sheet date, but before the financial statements are issued. FAS 165 requires that subsequent events are named either as recognized (referred to in practice as Type I subsequent events) or non-recognized (referred to in practice as Type II subsequent events). In addition, the date through which an entity has evaluated subsequent events, as well as the basis for using that date, must be disclosed. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The company adopted FAS 165 effective June 30, 2009, as required.
The company maintains a $50.0 million asset based revolving credit agreement (“New Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and will mature May 5, 2012. At June 30, 2009, the company did not have a fixed charge coverage ratio in excess of 1.15 times, as required to pay its quarterly dividend to shareholders in accordance with the New Credit Facility. In addition, amounts available for future borrowings under the New Credit Facility were reduced from $50.0 million to $35.0 million due to noncompliance with the fixed charge coverage ratio. Subsequent to June 30, 2009, the company obtained a waiver from the Lender with respect to this requirement in order to pay the quarterly dividend of $0.03 per share on August 3, 2009. This event was treated as a non-recognized subsequent event in accordance with FAS 165. Additional information with respect to the New Credit Facility is contained in the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC. Except as discussed above, there were no changes to the New Credit Facility since it was executed on May 5, 2009.
On August 5, 2009, the company announced that its Board of Directors voted to eliminate the payment of cash dividends due to the evolution of the company’s business and the current quarter’s weak operating performance that resulted in the company not maintaining its fixed charge coverage ratio. The elimination of the dividend will preserve approximately $2.7 million in cash for the company on an annualized basis and will further improve financial flexibility. This event was treated as a non-recognized subsequent event in accordance with FAS 165.
Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on August 5, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”), management explains the general financial condition and results of operations for Agilysys, Inc. and its subsidiaries including:
•	what factors affect the company’s business;

•	what the company’s earnings and costs were;

•	why those earnings and costs were different from the year before;

•	where the earnings came from;

•	how the company’s financial condition was affected; and

•	where the cash will come from to fund future operations.
The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding the company’s consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report on Form 10-Q as well as the company’s Annual Report on Form 10-K for the year ended March 31, 2009. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” below and “Risk Factors” included in Part II, Item 1A of this Quarterly Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in the company. Table amounts are in thousands.
Overview
Agilysys, Inc. (“Agilysys” or the “company”) is a leading provider of innovative IT solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology — including hardware, software and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services and expertise to the retail and hospitality markets. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and Asia. Agilysys has three reportable segments: Hospitality Solutions (“HSG”), Retail Solutions (“RSG”), and Technology Solutions (“TSG”). See Note 14 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.
The following long-term goals were established by the company in early 2007:
•	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.

•	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.
As a result of the decline in GDP growth, a weak macroeconomic environment, significant risk in the credit markets, and changes in demand for IT products, the company is re-evaluating its long-term revenue goals and strategy. The company remains committed to its gross margin, earnings before interest, taxes, depreciation and amortization margins and target long-term return on invested capital goals. Given the current economic conditions, the company is focused on aligning cost structure with current and expected revenue levels, improving efficiencies, and increasing cash flows.

The company experienced a slowdown in sales in fiscal 2009 as a result of the softening of the IT market in North America, which continued into the first quarter of fiscal 2010. Total net sales declined $49.6 million or 27.6% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009, primarily driven by lower volumes due to a general decrease in IT spending. Gross margin as a percentage of sales was 24.7%, a decrease of 190 basis points quarter-over-quarter, reflecting cost adjustments in the Corporate and Other segment that were not allocated back to the reportable business segments. Although the company’s gross margin percentage declined, it continued to exceed the company’s long-term goal of achieving gross margins in excess of 20% within three years.
Recent macroeconomic and financial market conditions have negatively impacted investment activity within the markets the company serves. Should these conditions persist for a prolonged period of time, the company’s business and the growth of its markets could continue to be negatively impacted and the company’s exposure to bad debt losses could increase.
In July 2008, the company decided to exit TSG’s portion of the China and Hong Kong businesses. HSG continues to operate throughout Asia. In January 2009, the company closed the sale of the stock of TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million. For financial reporting purposes, the current and prior period operating results of TSG’s Hong Kong and China businesses have been classified within discontinued operations for all periods presented. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.
As discussed in Note 14 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 39.6% and 25.7% of the TSG’s total revenues, and 28.8% and 18.3% of total company revenues for the three months ended June 30, 2009 and 2008, respectively.
Results of Operations — For the Three Months Ended June 30, 2009 and 2008
Net Sales and Operating Loss
The following table presents the company’s consolidated revenues and operating results for the three months ended June 30, 2009 and 2008:

	Three months Ended June 30		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Net Sales
Product	$104,893	$145,703	$(40,810)	(28.0)%
Service	25,297	34,048	(8,751)	(25.7)%

Total	130,190	179,751	(49,561)	(27.6)%
Cost of goods sold
Product	85,561	120,987	(35,426)	(29.3)%
Service	12,459	10,986	1,473	13.4%

Total	98,020	131,973	(33,953)	(25.7)%

Gross margin	32,170	47,778	(15,608)	(32.7)%
Gross margin percentage	24.7%	26.6%

Operating expenses
Selling, general, and administrative expenses	44,845	56,559	(11,714)	(20.7)%
Asset impairment charges	—	33,623	(33,623)	nm
Restructuring charges	14	23,063	(23,049)	nm

Operating loss	$(12,689)	$(65,467)	$52,778	nm
Operating loss percentage	(9.7)%	(36.4)%

nm — not meaningful.

The following table presents the company’s operating results by business segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30		(Decrease) increase
	2009	2008	$	%

Hospitality

Total sales from external customers	$16,007	$24,715	$(8,708)	(35.2)%
Gross margin	$9,858	$15,166	$(5,308)	(35.0)%
	61.6%	61.4%	0.2%	0.3%
Operating loss	$(1,902)	$(5,859)	$3,957	(67.5)%

Retail

Total sales from external customers	$24,387	$38,099	$(13,712)	(36.0)%
Gross margin	$5,377	$8,400	$(3,023)	(36.0)%
	22.0%	22.0%	0.0%	0.0%
Operating income (loss)	1,630	(14,372)	$16,002	(111.3)%

Technology

Total sales from external customers	$89,796	$116,937	$(27,141)	(23.2)%
Gross margin	$17,729	$22,435	$(4,706)	(21.0)%
	19.7%	19.2%	0.5%	2.6%
Operating loss	(2,534)	(32,045)	$29,511	(92.1)%

Corporate/Other

Total sales from external customers	$—	$—	$—	0.0%
Gross margin	$(794)	$1,777	$(2,571)	(21.0)%
Operating loss	(9,883)	(13,191)	$3,308	25.1%

Consolidated

Total sales from external customers	$130,190	$179,751	$(49,561)	(27.6)%
Gross margin	$32,170	$47,778	$(15,608)	(32.7)%
	24.7%	26.6%	(1.9)%	(7.1)%
Operating loss	(12,689)	(65,467)	$52,778	(80.6)%

Net sales. The $49.6 million decrease in net sales during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily driven by a decline in hardware revenues resulting from lower volumes. These lower volumes were attributable to a general decrease in IT spending due to weakening macroeconomic conditions, which particularly affected TSG. Hardware, software and service revenue decreased $40.6 million, $0.2 million, and $8.8 million year-over-year, respectively.
TSG’s sales decreased $27.2 million and RSG sales decreased $13.7 million due to lower hardware volumes. HSG’s sales decreased $8.7 million primarily driven by lower hardware and services revenue due to soft demand in the commercial gaming market.
Gross margin. TSG’s gross margin percentage increased 0.5% quarter-over-quarter. This increase is primarily attributable to a greater mix of higher margin software and services revenues in the current year quarter compared to the prior year quarter. RSG’s gross margin percentage for the quarter ended June 30, 2009 was relatively flat compared to the same prior year quarter. HSG’s gross margin percentage increased 0.2% due to the mix of higher margin services revenues to lower margin hardware revenues in the current year quarter compared to the prior year quarter.
The increase in product gross margin and decrease in service gross margin reflects the integration of InfoGenesis, including conformity with HSG’s practices, as well as a change in the TSG service model as a result of the fiscal 2009 restructuring actions. The company’s total gross margin percentage declined to

24.7% for the quarter ended June 30, 2009 compared to 26.6% as a result of cost adjustments in the Corporate and Other segment that were not allocated back to the reportable business segments.
Operating expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $11.7 million attributable to decreases of $1.8 million, $0.5 million, $3.6 million, and $5.8 million in HSG, RSG, TSG, and corporate, respectively. The decrease in HSG’s operating expenses is primarily a result of a decrease in salaries and wages of $1.4 million and a decrease in travel and entertainment expenses of $0.3 million. The decrease in TSG’s operating expenses is primarily due a decrease in salaries and wages of $4.3 million. The reduction in corporate operating expenses is primarily due to a decrease in salaries and wages of $4.3 million, a $0.4 million decrease in travel and entertainment expenses, and a $0.8 million decrease in professional fees. The decrease in TSG and corporate salaries and wages expenses is a direct result of the restructuring actions taken in the prior year.
Asset impairment charges. During the quarter ended June 30, 2008, the company recorded estimated goodwill impairment charges of $33.6 million, as a result of completing step one of the goodwill impairment analysis. These charges do not include a $16.8 million goodwill impairment charge and a $3.8 million finite-lived intangible asset impairment charge, which are classified within restructuring charges. The goodwill and intangible asset impairment charges are discussed further in Note 6 and Note 11 to Condensed Consolidated Financial Statements.
Restructuring charges. During the quarter ended June 30, 2009, the company incurred insignificant additional restructuring charges primarily related to certain ongoing lease obligations for facilities associated with the prior restructuring actions. The $23.1 million in restructuring charges recorded in the prior year quarter related to $20.6 million in goodwill and intangible assets impairment charges and $2.5 million in costs for the one-time termination benefits resulting from workforce reductions. These restructuring actions are discussed further in Note 6 to Condensed Consolidated Financial Statements.
Other (Income) Expenses

	Three Months Ended June 30		Favorable (unfavorable)
(Dollars in thousands)	2009	2008	$	%

Other (income) expenses
Other income, net	$(471)	$(238)	$233	97.9%
Interest income	(33)	(247)	(214)	(86.6)%
Interest expense	207	254	47	18.5%

Total other (income) expenses, net	$(297)	$(231)	$66	28.6%

Other (income) expenses, net. Other (income) expenses, net increased $0.2 million quarter-over-quarter primarily as a result of movements in foreign currencies, and in particular the Canadian dollar, relative to the U.S. dollar.
Interest income. Interest income declined $0.2 million during the quarter ended June 30, 2009 compared to the same prior year quarter due to management’s decision to change to a more conservative investment strategy.
Interest expense. Interest expense consists of costs associated with the company’s current and former credit facilities, the former inventory financing arrangement, the amortization of deferred financing fees, and capital leases. Interest expense remained relatively flat quarter-over-quarter.
Income Taxes
Income tax expense for the three months ended June 30, 2009 and 2008 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were negative 0.1% and 7.9% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate for continuing operations for the first quarter of the current year was lower than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by an increase in the valuation allowance. Other items effecting the rate include state expense and an increase to unrecognized tax benefits, which is a discrete item. The effective tax rate for continuing operations for the first quarter of the prior year were lower than the statutory rate primarily due to the $50.4 million of goodwill impairment recognized for the three months ended June 30, 2008, which is a discrete item the majority of which has no corresponding tax benefit.
Business Combinations
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Condensed Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $3.1 million was originally assigned to goodwill. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase in goodwill of $0.1 million, net of currency translation adjustments. At June 30, 2009, the goodwill attributed to the Triangle acquisition was $3.2 million. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.
Discontinued Operations
China and Hong Kong Operations
In July, 2008, the company met the requirements of FASB issued Statement No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets to classify TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. During January 2009, the company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities of related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, are expected to be settled in the next 12 months. Therefore, the assets and liabilities of these operations are classified as discontinued operations on the company’s Condensed Consolidated Balance Sheets, and the operations are reported as discontinued operations on the company’s Condensed Consolidated Statements of Operations (As Adjusted) for the periods presented in accordance with FAS 144.
Investment in Magirus — Sold in November 2008
In November 2008, the company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In addition, the company received a dividend from Magirus (as a result of Magirus selling a portion of its distribution business in fiscal 2008) of $7.3 million in July 2008, resulting in $9.6 million of total proceeds received in fiscal year ended March 31, 2009. The company had decided to sell its 20% investment in Magirus prior to March 31, 2008, and met the qualifications to consider the asset as held for sale. As a result, the company reclassified its Magirus investment to investment held for sale in accordance with FAS 144.
On April 1, 2008, the company invoked FASB Interpretation No. 35 (“FIN 35”), Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, for its investment in Magirus. The invocation of FIN 35 required the company to account for its investment in Magirus via cost, rather than equity accounting. FIN 35 clarifies the criteria for applying the equity method of accounting for investments of 50% or less of the voting stock of an investee enterprise. The cost method was used by the company because management did not have the ability to exercise significant influence over Magirus, which is one of the presumptions in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, necessary to account for an investment in common stock under the equity method.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the Securities and Exchange Commission (“SEC”) has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests, and the SEC grants, relief to the company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
Recently Adopted and Recently Issued Accounting Standards
A description of recently adopted and recently issued accounting pronouncements is included in Notes 2 and 16 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the first quarter of fiscal 2010, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2009. The company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.
The company maintains a $50.0 million asset based revolving credit agreement (“New Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and will mature May 5, 2012. The company’s obligations under the New Credit Facility are secured by the company’s assets. The New Credit Facility contains mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of this type. The New Credit Facility replaced a prior $200.0 million unsecured credit facility and a floor plan inventory financing arrangement that were terminated in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively.
At June 30, 2009, the company did not have a fixed charge coverage ratio in excess of 1.15 times as required to pay its quarterly dividend in accordance with the terms of the credit facility. Subsequent to June 30, 2009, the company obtained a waiver from the Lender with respect to this requirement in order to pay the quarterly dividend of $0.03 per share on August 3, 2009. This event was treated as a non-recognized subsequent event in accordance with FASB Statement No. 165, Subsequent Events.
As of June 30, 2009, the company had no amounts outstanding under its credit facility. However, amounts available for future borrowings under this credit facility were reduced from $50.0 million to $35.0 million due to noncompliance with the fixed charge coverage ratio discussed above. The company has no intention to borrow amounts under the credit facility in the near term.
Except for the waiver as described above and in Note 16 to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report, there have been no changes to the New Credit Facility since it was executed on May 5, 2009.
As of June 30, 2009 and March 31, 2008, the company’s total debt was approximately $0.6 million and $0.4 million, respectively, comprised of capital lease obligations in both periods.
Additional information regarding the company’s financing arrangements is included in its Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC.
Cash Flow

	Three Months Ended June 30		Increase (decrease)
(Dollars in thousands)	2009	2008	$

Net Cash provided by (used for) continuing operations:
Operating activities	$79,726	$(65,572)	$145,298
Investing activities	10,630	(3,181)	13,811
Financing activities	(76,521)	26,481	(103,002)
Effect of foreign currency fluctuations on cash	731	80	651

Cash flows provided by (used for) continuing operations	14,566	(42,192)	56,758
Net operating and investing cash flows provided by discontinued operations	205	487	(282)

Net increase (decrease) in cash and cash equivalents	$14,771	$(41,705)	$56,476

Cash flow provided by (used for) operating activities. The $79.7 million in cash provided by operating activities in fiscal 2010 primarily consisted of changes in working capital including $47.0 million decrease in accounts receivable and a $48.6 million increase accounts payable, partially offset by a $11.0 million reduction in accrued liabilities primarily related to amounts paid during the current year quarter with respect to restructuring actions taken in the prior year, including cash paid to settle employee benefit plan obligations, and other changes in working capital. The increase in accounts payable reflects the termination of the company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009. Going forward, the company intends to finance inventory purchases through accounts payable. The $65.6 million in cash used for operating activities in the prior year included a $32.6 million reduction in accounts payable, partially offset by $27.2 million in proceeds from the company’s former inventory financing arrangement, which is reported within financing activities. In addition, cash was used in the prior year for the $35.0 million payment of the earn-out related to the Innovative acquisition, which reduced accrued liabilities, and other changes in working capital.
Cash flow provided by (used for) investing activities. The $10.6 million in cash provided by investing activities during the quarter ended June 30, 2009 was primarily driven by $12.5 million in proceeds from borrowings against company-owed life insurance policies, which were used and will be used to settle employee benefit plan obligations, and $1.6 million in proceeds received related to the claim on The Reserve Fund’s Primary Fund, partially offset by $3.5 million used for the purchase of property and equipment. The company has no obligation to repay, and does not intend to repay, the amounts borrowed against company-owned life insurance policies. The $3.2 million in cash used for investing activities in the prior year quarter principally consists of the $2.4 million cash paid for the Triangle acquisition.
Cash flow (used for) provided by financing activities. During the quarter ended June 30, 2009, the company used $76.5 million in cash for financing activities. As discussed above, in May 2009, the company terminated its inventory financing agreement and repaid the $74.2 million balance outstanding. In addition, the company paid $1.6 million in deferred financing fees related to its New Credit Facility and paid $0.7 million in cash dividends. The $26.5 million in cash provided by financing activities during the quarter ended June 30, 2008 consists of $27.2 million in proceeds from the company’s former inventory financing agreement, partially offset by $0.7 million in cash dividends paid.
Contractual Obligations
As of June 30, 2009, there were no significant changes to the company’s contractual obligations as presented in its Annual Report on Form 10-K for the year ended March 31, 2009.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
A detailed description of the company’s significant accounting policies is included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC. There have been no material changes in the company’s significant accounting policies and estimates since March 31, 2009.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, business strategies, future financial results, unanticipated downturns to our relationships with customers, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, and unanticipated deterioration in economic and financial conditions in the United States and around the world. We do not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized. Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described below in Part II, Item 1A, “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC. There have been no material changes in the company’s market risk exposures since March 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weakness relating to the company’s internal control over financial reporting as discussed in Item 9A, “Controls and Procedures,” within “Management’s Report on Internal Controls Over Financial Reporting” contained in the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC. In light of the fiscal 2009 material weakness, the company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Management has performed a review of the company’s internal control processes and procedures surrounding the revenue recognition cycle. As a result of this review, the company has taken and continues to implement the following steps to prevent future errors from occurring:
1.	The company is conducting a comprehensive review of all existing customer terms and conditions compared to existing customer set-up within the customer database.

2.	Implementing enhanced process and controls around new customer set-up and customer maintenance.

3.	Increasing quarterly sales cut-off testing procedures to include a review of terms and conditions of customer sales contracts.

4.	Implementing quarterly physical inventory counts at specific company warehouses to account for and properly reversing revenue relating to the consolidation and storage of customer owned product.

5.	Implementing a more extensive analysis and enhance the reconciliation and review process related to revenue and cost of goods sold accounts.
Change in Internal Control over Financial Reporting
The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No changes in our internal control over financial reporting occurred during the company’s last quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter of fiscal 2010, the company began implementing the remedial measures related to the material weakness identified as of March 31, 2009, described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In 2006, the company filed a lawsuit against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. The jury also awarded to Agilysys its reasonable attorney fees in an amount to be determined at a later hearing. Judgment will be entered upon an award of attorney’s fees, at which time the parties have thirty days to file an appeal. No amounts have yet been recognized or received from the former shareholders of CTS or their insurance company.
Item 1A. Risk Factors
A detailed description of the company’s risk factors can be found in the company’s 2009 Annual Report on Form 10-K filed with the SEC. There have been no material changes from the risk factors summarized in our Annual Report. Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described in our Annual Report in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC. The special risk considerations described in our Annual Report are not the only risks facing Agilysys. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the special risk considerations actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common shares could decline, and you may lose all or part of your investment.
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

AGILYSYS, INC.
Date: August 5, 2009	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)