Form 10-Q
period 2009-09-30
AGILYSYS INC
filed 2009-11-04
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of Common Shares of the registrant outstanding as of October 30, 2009 was 23,031,119.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30		September 30
(In thousands, except share and per share data)	2009	2008	2009	2008

Net sales:
Products	$126,925	$128,313	$231,818	$265,892
Services	29,070	43,125	54,367	85,297

Total net sales	155,995	171,438	286,185	351,189
Cost of goods sold:
Products	99,623	99,449	185,503	212,890
Services	12,499	21,881	24,958	41,169

Total cost of goods sold	112,122	121,330	210,461	254,059
Gross margin	43,873	50,108	75,724	97,130
Operating expenses:
Selling, general, and administrative expenses	39,618	52,032	84,144	107,834
Asset impairment charges	—	112,020	—	145,643
Restructuring charges	54	510	68	23,573

Operating income (loss)	4,201	(114,454)	(8,488)	(179,920)
Other expenses (income):
Other expenses (income), net	81	(242)	(390)	(480)
Interest income	(9)	(215)	(42)	(462)
Interest expense	253	197	460	452

Income (loss) before income taxes	3,876	(114,194)	(8,516)	(179,430)
Income tax expense (benefit)	988	(8,917)	1,003	(14,080)

Income (loss) from continuing operations	2,888	(105,277)	(9,519)	(165,350)
Loss from discontinued operations, net of taxes	(52)	(1,312)	(41)	(1,274)

Net income (loss)	$2,836	$(106,589)	$(9,560)	$(166,624)

Income (loss) per share — basic:
Income (loss) from continuing operations	$0.13	$(4.66)	$(0.42)	$(7.33)
Loss from discontinued operations	—	(0.06)	—	(0.05)

Net income (loss)	$0.13	$(4.72)	$(0.42)	$(7.38)

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.12	$(4.66)	$(0.42)	$(7.33)
Loss from discontinued operations	—	(0.06)	—	(0.05)

Net income (loss)	$0.12	$(4.72)	$(0.42)	$(7.38)

Weighted average shares outstanding:
Basic	22,625,654	22,601,549	22,626,491	22,569,206
Diluted	22,879,030	22,601,549	22,626,491	22,569,206

Cash dividends per share	$0.03	$0.03	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2009 are unaudited)

	September 30,	March 31,
(In thousands, except share and per share data)	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$48,197	$36,244
Accounts receivable, net of allowances of $1,916 and $3,005, respectively	125,166	151,944
Inventories, net	22,036	27,216
Deferred income taxes — current, net	6,845	6,836
Prepaid expenses and other current assets	5,337	4,564
Income taxes receivable	3,874	3,871
Assets of discontinued operations — current	285	1,075

Total current assets	211,740	231,750
Goodwill	50,563	50,382
Intangible assets, net	29,877	35,699
Deferred income taxes — non-current, net	511	511
Other non-current assets	18,467	29,008
Assets of discontinued operations — non-current	—	56
Property and equipment:
Furniture and equipment	41,287	39,610
Software	43,331	38,124
Leasehold improvements	8,908	8,380
Project expenditures not yet in use	7,385	8,562

	100,911	94,676
Accumulated depreciation and amortization	71,440	67,646

Property and equipment, net	29,471	27,030

Total assets	$340,629	$374,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,832	$28,042
Floor plan financing	—	74,159
Deferred revenue	20,435	18,709
Accrued liabilities	20,665	37,807
Long-term debt — current	195	238
Liabilities of discontinued operations — current	575	1,176

Total current liabilities	134,702	160,131
Other non-current liabilities	21,827	21,588
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued at September 30, 2009; and 23,031,119 and 22,626,440 shares outstanding at September 30, 2009 and March 31, 2009, respectively	9,370	9,366
Capital in excess of stated value	(9,934)	(11,036)
Retained earnings	189,027	199,947
Treasury stock (8,575,712 at September 30, 2009 and 8,896,778 at March 31, 2009)	(2,670)	(2,670)
Accumulated other comprehensive loss	(1,693)	(2,890)

Total shareholders’ equity	184,100	192,717

Total liabilities and shareholders’ equity	$340,629	$374,436

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30
(In thousands)	2009	2008

Operating activities
Net loss	$(9,560)	$(166,624)
Add: Loss from discontinued operations	41	1,274

Loss from continuing operations	(9,519)	(165,350)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Impairment of goodwill and intangible assets	—	166,223
Gain on partial redemption of investment in The Reserve Fund’s Primary Fund	(70)	—
Gain on redemption of cost basis investment	—	(51)
Loss on sale of securities	91	—
Depreciation	1,891	1,927
Amortization	7,827	12,145
Deferred income taxes	(9)	(18,372)
Stock based compensation	1,073	2,152
Changes in working capital:
Accounts receivable	26,778	32,699
Inventories	5,180	2,001
Accounts payable	65,150	(76,327)
Accrued and other liabilities	(15,309)	(40,816)
Income taxes payable	(798)	946
Other changes, net	(866)	(3,252)
Other non-cash adjustments, net	(2,357)	(2,487)

Total adjustments	88,581	76,788

Net cash provided by (used for) operating activities	79,062	(88,562)
Investing activities
Proceeds from (claim on) The Reserve Fund’s Primary Fund	2,337	(7,657)
Proceeds from redemption of cost basis investment	—	7,172
Proceeds from borrowings against company-owned life insurance policies	12,500	—
Change in cash surrender value of company owned life insurance policies	(107)	(103)
Acquisition of business, net of cash acquired	—	(2,381)
Purchase of property and equipment	(5,923)	(2,603)

Net cash provided by (used for) investing activities	8,807	(5,572)
Financing activities
Floor plan financing agreement, net	(74,159)	75,551
Proceeds from borrowings under credit facility	5,000	—
Principal payments under credit facility	(5,000)	—
Principal payment under long-term obligations	(206)	(47)
Issuance of common shares	33	—
Debt financing costs	(1,520)	—
Dividends paid	(1,360)	(1,358)

Net cash (used for) provided by financing activities	(77,212)	74,146
Effect of exchange rate changes on cash	1,092	(101)

Cash flows provided by (used for) continuing operations	11,749	(20,089)
Cash flows of discontinued operations:
Operating cash flows	204	(29)
Investing cash flows	—	35

Net increase (decrease) in cash	11,953	(20,083)
Cash at beginning of the period	36,244	69,935

Cash at end of the period	$48,197	$49,852

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys, Inc. and its subsidiaries (the “company”) provide innovative information technology solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality, and technology solutions. The company operates extensively in North America and has sales offices in the United Kingdom and Asia.
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
The unaudited interim financial statements of the company are prepared in accordance with GAAP for interim financial information, the instructions to the Quarterly Report on Form 10-Q (“Quarterly Report”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10-01 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
The Condensed Consolidated Balance Sheets as of September 30, 2009, as well as the Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2009 and 2008 have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. Further, the company has evaluated and disclosed all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through November 4, 2009, the filing date of this Quarterly Report.
These unaudited interim financial statements of the company should be read together with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on June 9, 2009.

The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Accordingly, the results of operations for the three and six months ended September 30, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
Reclassifications
Certain prior period fiscal 2009 product and services revenues were reclassified (no impact on total revenues) and certain prior period fiscal 2009 product and services costs of sales were reclassified (no impact on total costs of sales) in order to conform to current period reporting presentations. Certain prior period amortization costs were reclassified from selling, general, and administrative expenses to costs of sales (no impact on operating income (loss)) in order to conform to current period reporting presentations. Also, certain prior period fiscal 2009 receivable balances were reclassified (no impact on total current assets) and certain prior period fiscal 2009 payable balances were reclassified (no impact on total current liabilities) in order to conform to current period reporting presentations.
2. Summary of Significant Accounting Policies
A detailed description of the company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2009, included in the company’s Annual Report on Form 10-K. Except as described below, there have been no material changes in the company’s significant accounting policies and estimates from those disclosed therein.
Benefit Plans
Effective September 11, 2009, the company suspended employer matching contributions to The Retirement Plan of Agilysys, Inc., which is the company’s 401(k) plan, and the Agilysys, Inc. Benefits Equalization Plan (“BEP”), as part of cost reduction initiatives implemented during the second quarter of fiscal 2010. The company intends to resume making matching contributions to these defined contribution retirement plans some time in the future.
Recently Adopted Accounting Standards
On April 1, 2009, the company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance modifies the accounting for business combinations by requiring that acquired assets, assumed liabilities, and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value using purchase accounting. The guidance also requires that transaction costs be expensed as incurred, acquired research and development costs be capitalized as an indefinite-lived intangible asset, and that the requirements for exit and disposal activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. The adoption of this guidance did not have an impact on the company’s financial position, results of operations, or cash flows.
On April 1, 2009, the company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. This guidance also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. The adoption of this guidance did not have an impact on the company’s financial position, results of operations, or cash flows.

On April 1, 2009, the company adopted authoritative guidance issued by the FASB which clarifies the earnings per share calculations and disclosures for certain unvested share-based payment awards. This guidance requires that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and thus, should be considered a separate class shares when computing earnings per share. The adoption of this guidance did not have an impact on the company’s financial position, results of operations, or cash flows.
On June 30, 2009, the company adopted authoritative guidance issued by the FASB on subsequent events. This guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The guidance clarifies: 1) the period after the balance sheet date during which management should evaluate the events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a significant impact on the company’s financial position, results of operations, or cash flows.
On June 30, 2009, the company adopted authoritative guidance issued by the FASB on interim disclosures about the fair value of financial instruments. The guidance requires an entity to provide disclosures about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The company has included the required disclosures in Note 15 to Condensed Consolidated Financial Statements. The adoption of this guidance did not have an impact on the company’s financial position, results of operations, or cash flows.
On September 30, 2009, the company adopted authoritative guidance issued by the FASB on the measurement of liabilities at fair value. The guidance requires that, when a quoted price in an active market for the identical liability is not available, the fair value of a liability be measured using one or more of the listed valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the guidance clarifies that when estimating the fair value of a liability, entities are not required to include a separate input or an adjustment to other inputs for the existence of a restriction that prevents the transfer of the liability. The adoption of this guidance did not have an impact on the company’s financial position, results of operations, or cash flows.
On September 30, 2009, the company adopted authoritative guidance issued by the FASB that establishes the FASB Accounting Standards CodificationTM as the single source of authoritative U.S. GAAP accounting principles to be applied by nongovernmental entities in the preparation of financial statements. The company has modified its disclosures in this Quarterly Report to comply with the requirements of this guidance. The adoption of this guidance did not have a significant impact on the company’s financial position, results of operations, cash flows, or related disclosures.
Recently Issued Accounting Standards
In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements, which is effective for the company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The company is currently evaluating the impact that this guidance will have on its financial position, results of operations, and cash flows.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which is effective for the company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The company is currently evaluating the impact that this guidance will have on its financial position, results of operations, and cash flows.
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
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Condensed Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution that seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $3.1 million was originally assigned to goodwill. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase to goodwill of $0.1 million, net of currency translation adjustments. At September 30, 2009, the goodwill attributed to the Triangle acquisition was $3.1 million. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.
4. Discontinued Operations
China and Hong Kong Operations
In July 2008, the company made the decision to discontinue its TSG operations in China and Hong Kong. As a result, the company classified TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. During January 2009, the company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, are expected to be settled in the next 12 months. The assets and liabilities of these operations are classified as discontinued operations on the company’s Condensed Consolidated Balance Sheets, and the operations are reported as discontinued operations on the company’s Condensed Consolidated Statements of Operations for the periods presented.
Components of Results of Discontinued Operations
For the three and six months ended September 30, 2009 and 2008 the income from discontinued operations was comprised of the following:

	Three months ended		Six months ended
	September 30		September 30
	2009	2008	2009	2008

Discontinued operations:
Resolution of contingencies	$—	$(1,471)	$—	$(1,485)
(Loss) income from operations of IED	—	—	9	(11)
Loss from operations of TSG’s China and Hong Kong businesses	(52)	(443)	(50)	(387)

	(52)	(1,914)	(41)	(1,883)
Income tax benefit	—	(602)	—	(609)

Loss from discontinued operations	$(52)	$(1,312)	$(41)	$(1,274)

5. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income (loss) as currently reported under GAAP plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive income (loss) for the six months ended September 30, 2009 and 2008 are as follows:

	Foreign		Unamortized net
	currency	Unrealized (loss)	actuarial losses
	translation	income on	and prior service	Accumulated other	Comprehensive
	adjustment	securities	costs	comprehensive loss	income (loss)
Balance at April 1, 2009	$(1,984)	$(91)	$(815)	$(2,890)
Change during the three months ended June 30, 2009	731	—	—	731	731

Balance at June 30, 2009	$(1,253)	$(91)	$(815)	$(2,159)
Net loss for the three months ended June 30, 2009					(12,396)
Change during the three months ended September 30, 2009	362	104	—	466	466

Balance at September 30, 2009	$(891)	$13	$(815)	$(1,693)
Net income for the three months ended September 30, 2009					2,836

Total comprehensive loss for the six months ended September 30, 2009					$(8,363)

			Unamortized net
	Foreign currency		actuarial losses
	translation	Unrealized loss on	and prior service	Accumulated other	Comprehensive
	adjustment	securities	costs	comprehensive loss	income/(loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during the three months ended June 30, 2008	97	(1)	—	96	96

Balance at June 30, 2008	$(146)	$(75)	$(2,220)	$(2,441)
Net loss for the three months ended June 30, 2008					(60,036)
Change during the three months ended September 30, 2008	(300)	—	—	(300)	(300)

Balance at September 30, 2008	$(446)	$(75)	$(2,220)	$(2,741)
Net loss for the three months ended September 30, 2008					(106,589)

Total comprehensive loss for the six months ended September 30, 2008					$(166,829)

6. Restructuring Charges
The following summarizes the company’s restructuring plans announced in fiscal year 2009. The company recognizes restructuring charges when a plan that materially changes the scope of the company’s business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. In addition, the company assesses the property and equipment associated with the related facilities for impairment. The remaining useful lives of property and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets. Additional information regarding the company’s respective restructuring plans is included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009.
First Quarter Fiscal 2009 Professional Services Restructuring
During the first and second quarters of fiscal 2009, the company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups, resulting in a workforce reduction that was mainly comprised of service personnel. A total of $23.6 million in restructuring charges were recorded during fiscal 2009 ($23.1 million and $0.5 million in the first and second quarters, respectively) for these actions. The costs related to one-time termination benefits associated with the workforce reduction ($2.5 million and $0.5 million in the first and second quarters of fiscal 2009, respectively), and $20.6 million in goodwill and intangible asset impairment charges in the first quarter of fiscal 2009, related to the company’s fiscal 2005 acquisition of The CTS Corporations (“CTS”). Payment of these one-time termination benefits was substantially complete in fiscal 2009. These restructuring charges related to TSG.
Third Quarter Fiscal 2009 Management Restructuring
During the third quarter of fiscal 2009, the company announced restructuring actions designed to realign its cost and management structure. A total of $13.6 million in restructuring charges were recorded during fiscal 2009 related to these actions, comprised mainly of one-time termination benefits associated with the management changes, a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan (“SERP”), and costs incurred to relocate the company’s corporate headquarters. These restructuring charges related to the Corporate and Other segment.

Fourth Quarter Fiscal 2009 Management Restructuring
During the fourth quarter of fiscal 2009, the company announced additional steps to realign its cost and management structure, resulting in further workforce reductions. A total of $3.7 million in restructuring charges were recorded for these actions during the fourth quarter of fiscal 2009, comprised mainly of one-time termination benefits for the management changes and a non-cash charge for a curtailment loss of $1.2 million under the company’s SERP. These restructuring charges were related to the Corporate and Other segment.
A total of $40.8 million in restructuring charges related to the above-mentioned actions were recorded during the year ending March 31, 2009, including the $23.6 million recorded in the first half of fiscal 2009. During the first half of fiscal 2010, the company incurred insignificant additional restructuring charges primarily associated with ongoing lease obligations related to the fiscal 2009 restructuring actions.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and
	other
	employment		Other
	costs	Facilities	expenses	Total

Balance at April 1, 2009	$8,846	$1,042	$39	$9,927
Adjustments	(50)	38	—	(12)
Accretion of lease obligations	—	26	—	26
Payments	(2,461)	(116)	(39)	(2,616)

Balance at June 30, 2009	6,335	990	—	7,325
Adjustments	(7)	—	36	29
Accretion of lease obligations	—	25	—	25
Payments	(1,306)	(79)	(36)	(1,421)

Balance at September 30, 2009	$5,022	$936	$—	$5,958

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $6.0 million liability at September 30, 2009, $4.5 million of severance and other employment costs are expected to be paid during fiscal 2010, $0.3 million is expected to be paid during fiscal 2011, and $0.3 million is expected to be paid during fiscal 2012. Approximately $0.1 million is expected to be paid during fiscal 2010 for ongoing facility obligations. Facility obligations are expected to continue through fiscal 2014.
7. Stock Based Compensation
The company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units and performance shares that may be granted under the 2006 Plan is 1.6 million. For stock option awards, the exercise price must be set at least equal to the closing market price of the company’s stock on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the 2006 Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. The maximum term of stock appreciation rights awards is 10 years. Restricted shares, restricted share units and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but which are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions and contingencies. The company may distribute authorized but unissued shares or treasury shares to satisfy share option exercises.
As of September 30, 2009, there were no restricted share units awarded from the 2006 Plan.
Stock Options
The following table summarizes the activity for the six months ended September 30, 2009 and 2008 for stock options awarded by the company under the 2006 Plan and prior plans:

	For the six months ended September 30
	2009		2008
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at April 1	2,157,165	$11.63	3,526,910	$14.24
Granted	—	—	253,500	9.88
Exercised	(13,333)	2.51	—	—
Cancelled/expired	(314,831)	14.24	(125,965)	13.91
Forfeited	—	—	(37,835)	20.84

Outstanding at September 30	1,829,001	$11.24	3,616,610	$13.88

Options exercisable at September 30	1,310,654	$13.32	2,779,699	$13.56

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for stock options was $0.2 million and $0.9 million, respectively, for the six months ended September 30, 2009. As of September 30, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $0.4 million, which is expected to be recognized over a weighted-average period of 12 months. A total of 13,333 stock options were exercised during the six months ended September 30, 2009.
The fair market value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the stock options granted during the six months ended September 30, 2008:

Six months
ended
September 30, 2008

Dividend yield	0.72% - 0.77%
Risk-free interest rate	4.19%
Expected life (years)	6.0 years
Expected volatility	43.05% - 43.39%

The following table summarizes the status of stock options outstanding at September 30, 2009:

	Options outstanding			Options exercisable
			Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price

$2.19 —$8.29	516,667	$2.55	9.16	156,665	$2.36
$8.30 — $9.95	266,000	9.36	6.58	160,325	9.05
$9.96 — $11.61	30,000	11.17	1.82	30,000	11.17
$11.62 — $13.26	7,500	12.00	8.84	2,500	12.00
$13.27 — $14.92	202,000	13.71	4.88	202,000	13.71
$14.93 — $16.58	663,834	15.65	6.69	663,834	15.65
$16.59 — $22.21	143,000	22.21	7.64	95,330	22.21

	1,829,001	$11.24	7.18	1,310,654	$13.32

Stock-Settled Stock Appreciation Rights
Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the company’s common stock on the date of the grant and on the date of exercise. This value is settled in common shares of the company. The following table summarizes the activity during the six months ended September 30, 2009 for SSARs awarded by the company under the 2006 Plan:

	Six months ended
	September 30, 2009
		Weighted
	Number of	average
	shares	fair value

Outstanding at April 1	—	$—
Granted	496,150	3.76
Exercised	—	—
Cancelled/expired	—	—
Forfeited	(4,000)	3.84

Outstanding at September 30	492,150	$3.76

Options exercisable at September 30	—	$—

The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the SSARs granted in the six months ended September 30, 2009:

Six months ended
September 30, 2009

Dividend yield	1.32% - 1.57%
Risk-free interest rate	1.81% - 2.09%
Expected life (years)	4.5 years
Expected volatility	78.05% - 79.24%
The dividend yield reflects the company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common shares. The company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the company’s share price over time. The fair market values of SSARs granted during the six months ended September 30, 2009, were 464,150 SSARs at $3.84, 12,000 SSARs at $2.61, 12,000 SSARs at $2.64 and 8,000 SSARs at $2.65.
Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for SSARs was $0.5 million for the six months ended September 30, 2009. No SSARs were exercised during the six months ended September 30, 2009. As of September 30, 2009, total unrecognized stock based compensation expense related to non-vested SSARs was $1.0 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 18 months.
The following table summarizes the status of SSARs outstanding at September 30, 2009:

	SSARs outstanding			SSARs exercisable
Weighted
		Weighted	average		Weighted
		average	remaining		average
Exercise price range	Number	exercise price	contractual life	Number	exercise price

N/A	492,150	$—	6.65	—	$—

Restricted Shares
Compensation expense related to restricted share awards is recognized over the restriction period based upon the closing market price of the company’s common stock on the grant date. Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for restricted share awards was $0.3 million and $1.1 million for the six months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $0.4 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of six months. Dividends are awarded on restricted shares, subject to the same forfeiture provisions that apply to the underlying awards.
The following table summarizes the activity during the six months ended September 30, 2009 and 2008 for restricted shares awarded by the company under the 2006 Plan:

	Six months ended September 30
	2009	2008
Outstanding at April 1	12,000	80,900
Granted	87,557	81,600
Vested	—	(94,100)
Forfeited	—	—

Outstanding at September 30	99,557	68,400

The fair market value of restricted shares is determined based on the closing price of the company’s shares on the grant date.

Performance Shares
The company granted shares to certain of its executives under the 2006 Plan, the vesting of which is contingent upon meeting various company-wide performance goals. The performance shares contingently vest over three years. The fair value of the performance share grant is determined based on the closing market price of the company’s common stock on the grant date and assumes that performance goals will be met. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed.
Dividends are awarded on performance shares, subject to the same forfeiture provisions that apply to the underlying awards. However, the company will not include performance shares in the calculation of earnings per share until they are earned.
Net compensation cost recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for performance share awards was $0.1 million and $0.2 million for the six months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $0.1 million of total unrecognized compensation cost related to the May 22, 2007 performance share awards, which is expected to be recognized over the weighted-average vesting period of six months. In the second quarter of fiscal 2010, management determined that, based on the current expected operating results for the remainder of the fiscal year, the performance goals related to the May 22, 2009 grant will probably not be attained. Therefore, the $0.1 million of compensation cost that was recognized for that award during the first quarter of fiscal 2010 was reversed. If, based on actual operating results, it becomes probable during the third or fourth quarter of fiscal 2010 that the performance goals will be attained, the appropriate amount of compensation cost will be recognized at that time.
The following table summarizes the activity during six months ended September 30, 2009 and 2008 for performance shares awarded by the company under the 2006 Plan:

	Six months ended September 30
	2009	2008
Outstanding at April 1	30,000	101,334
Granted	306,500	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30	336,500	101,334

8. Income Taxes
The effective tax rates from continuing operations for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three months ended
	September 30		Six months ended September 30
	2009	2008	2009	2008

Effective income tax rate	25.6%	7.8%	(11.7)%	7.8%
Income tax expense is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the second quarter and first half of the current fiscal year, the effective tax rates for continuing operations were lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate include state tax expense and an increase to unrecognized tax benefits, which is a discrete item. For the second quarter and first half of the prior fiscal year, the effective tax rates for continuing operations were lower than the statutory rate principally due to goodwill impairment recognized in the amount of $112.0 million and $162.4 million, including $16.8 million recorded as restructuring expenses, for the three and six months ended September 30, 2008, respectively, which were discrete items, that largely has no corresponding tax benefit.
The company anticipates the completion of state income tax audits in the next 12 months that could reduce the accrual for unrecognized tax benefits by $1.6 million. The company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years ended March 31, 2007 and 2008. The examination for 2007 and 2008 commenced in the fourth quarter of fiscal 2009 and the second quarter of fiscal 2010, respectively. The company was notified in the first quarter of fiscal 2010 by a foreign jurisdiction that it is examining the tax years ended March 31, 2004 and 2005. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
9. Earnings (Loss) Per Share
The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended		Six months ended
	September 30		September 30
	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations — basic and diluted	$2,888	$(105,277)	$(9,519)	$(165,350)
Loss from discontinued operations — basic and diluted	(52)	(1,312)	(41)	(1,274)

Net income (loss) — basic and diluted	$2,836	$(106,589)	$(9,560)	$(166,624)

Denominator:
Weighted average shares outstanding — basic	22,626	22,602	22,626	22,569
Effect of dilutive securities:
share-based compensation awards	253	—	—	—

Weighted average shares outstanding — diluted	22,879	22,602	22,626	22,569

Income (loss) per share — basic:
Income (loss) from continuing operations	$0.13	$(4.66)	$(0.42)	$(7.33)
Loss from discontinued operations	—	(0.06)	—	(0.05)

Net income (loss)	$0.13	$(4.72)	$(0.42)	$(7.38)

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.12	$(4.66)	$(0.42)	$(7.33)
Loss from discontinued operations	—	(0.06)	—	(0.05)

Net income (loss)	$0.12	$(4.72)	$(0.42)	$(7.38)

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 406,498 of restricted and performance shares and 12,000 of restricted shares, and 68,400 of restricted shares at September 30, 2009, March 31, 2009, and September 30, 2008, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings (loss) per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so will be anti-dilutive. Therefore, for the three months ended September 30, 2008 and the six months ended September 30, 2009 and 2008, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For the three and six months ended September 30, 2009, stock options and SSARs on 1.8 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For the three and six months ended September 30, 2008, stock options on 2.9 million and 3.1 million common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
10. Commitments and Contingencies
The company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of certain of these matters on the company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.
On July 11, 2006, the company filed a lawsuit in U.S. District Court for the Northern District of Ohio against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. On October 30, 2009, the company settled this case, CTS’ counterclaim, and a related suit brought against the company by CTS’ investment banker, DecisionPoint International, for $3.9 million in satisfaction of the judgment and the company’s motion for attorney’s fees. Pursuant to the settlement agreement, the company received a payment of $1.9 million on October 28, 2009 and will receive payments of $0.3 million on each of November 6, 13, and 20, 2009 with a final payment of $1.1 million to be received by the company on November 25, 2009. The company will recognize the appropriate amounts in its results of operations in the period received.
As of September 30, 2009, there were no changes to the company’s minimum purchase commitments of $330.0 million per year through fiscal 2010, as disclosed in the company’s Annual Report on Form 10-K for the year ended March 31, 2009.
11. Goodwill and Intangible Assets
The company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.
Goodwill
The company tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill has been allocated to the company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 14 to Condensed Consolidated Financial Statements, the company has three operating segments and five reporting units.
The company conducts its annual goodwill impairment test on February 1. At September 30, 2009, the company concluded that an interim goodwill impairment test was not necessary, as the company’s market capitalization has improved and its business outlook has not changed significantly since conducting its annual goodwill impairment test.

During the first quarter of fiscal 2009, indictors of potential impairment caused the company to conduct interim impairment tests. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment. The company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were HSG, RSG, and Stack (formerly a reporting unit within TSG). As such, step two of the impairment test was initiated in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value.
The calculation of the goodwill impairment in the step-two analysis includes hypothetically valuing all of the tangible and intangible assets of the impaired reporting units as if the reporting units had been acquired in a business combination. Due to the extensive work involved in performing these valuations, the step-two analysis had not been completed at the time of the filing of the June 30, 2008 Form 10-Q. Therefore, the company recorded an estimate in the amount of $33.6 million as a non-cash goodwill impairment charge as of June 30, 2008, excluding the $16.8 million devaluation of goodwill classified as restructuring charges and discussed in Note 6 to Condensed Consolidated Financial Statements. The estimated impairment charge related to the company’s business segments as follows: $7.4 million to HSG, $18.4 million to RSG, and $7.8 million to TSG.
As a result of completing the step-two analysis, the company recorded an additional impairment charge of $112.0 million in the prior year second quarter. The annual goodwill impairment test was conducted as of February 1, 2009, and goodwill was determined to be further impaired, resulting in an additional $83.9 million impairment charge in the prior year fourth quarter. In total, goodwill impairment charges recorded in the prior year were $229.5 million, excluding the amount classified as restructuring, with $120.1 million, $24.9 million, and $84.5 million relating to HSG, RSG, and TSG, respectively.
During the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired in the Triangle purchase, which resulted in an increase to goodwill of $0.1 million for the quarter, net of currency translation adjustments, as discussed in Note 3 to Condensed Consolidated Financial Statements.
The changes in the carrying amount of goodwill by segment for the six months ended September 30, 2009 are as follows:

	HSG	RSG	TSG	Total

Balance at April 1, 2009	$15,196	$—	$35,186	$50,382
Goodwill adjustment — Triangle	(360)	—	—	(360)
Impact of foreign currency translation	381	—	160	541

Balance at September 30, 2009	$15,217	$—	$35,346	$50,563

Intangible Assets
The following table summarizes the company’s intangible assets at September 30, 2009 and March 31, 2009:

	September 30, 2009			March 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Customer relationships	$24,957	$(19,696)	$5,261	$24,957	$(18,341)	$6,616
Supplier relationships	28,280	(22,050)	6,230	28,280	(19,094)	9,186
Non-competition agreements	9,610	(4,757)	4,853	9,610	(3,884)	5,726
Developed technology	10,085	(6,652)	3,433	10,085	(6,014)	4,071
Patented technology	80	(80)	—	80	(80)	—

	73,012	(53,235)	19,777	73,012	(47,413)	25,599
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100

Total intangible assets	$83,112	$(53,235)	$29,877	$83,112	$(47,413)	$35,699

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
Amortization expense relating to intangible assets for the six months ended September 30, 2009 and 2008 was $5.8 million and $10.5 million, respectively. The estimated amortization expense relating to intangible assets for the remainder of fiscal 2010 and each of the five succeeding fiscal years is as follows:

Amount

Year ending March 31
2010 (Remaining six months)	$2,570
2011	4,744
2012	4,512
2013	3,357
2014	2,134
2015	1,747

Total estimated amortization expense	$19,064

12. Investment in Magirus — Sold in November 2008
In November 2008, the company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In July 2008, the company also received a dividend from Magirus of $7.3 million related to Magirus’ fiscal 2008 sale of a portion of its distribution business. As a result, the company received total proceeds of $9.6 million from Magirus during the fiscal year ended March 31, 2009. Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus. Therefore, the company classified its ownership interest in Magirus as an investment held for sale until it was sold.

On April 1, 2008, the company began to account for its investment in Magirus using the cost method, rather than the equity method of accounting. The company changed to the cost method because management did not have the ability to exercise significant influence over Magirus, which is one of the requirements contained in the FASB authoritative guidance that is necessary in order to account for an investment in common stock under the equity method of accounting.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests, and the SEC grants, relief to the company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
13. Additional Balance Sheet Information
     Additional information related to the company’s Consolidated Balance Sheets is as follows:

	September 30, 2009	March 31, 2009

Other non-current assets:
Company-owned life insurance policies	$15,500	$26,172
Marketable securities	41	37
Investment in The Reserve Fund’s Primary Fund	—	638
Other	2,926	2,161

Total	$18,467	$29,008

Accrued liabilities:
Salaries, wages, and related benefits	$7,629	$9,575
Employee benefit plan obligations	2,468	12,113
Restructuring liabilities	4,769	7,901
Other taxes payable	3,455	5,016
Income taxes payable	—	855
Other	2,344	2,347

Total	$20,665	$37,807

Other non-current liabilities:
Employee benefit plan obligations	$11,446	$11,078
Income taxes payable	7,896	7,168
Restructuring liabilities	1,189	2,026
Long-term debt	225	157
Other	1,071	1,159

Total	$21,827	$21,588

Other non-current assets in the table above include the cash surrender value of certain company-owned life insurance policies maintained to informally fund the company’s employee benefit plan obligations related to the SERP, BEP, and additional service credits obligations. These obligations are included within “Accrued liabilities” and “Other non-current liabilities” in the table above. The company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in “Selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations. During the first quarter of fiscal 2010, the company took loans totaling $12.5 million against the cash surrender value of certain company-owned life insurance policies. The proceeds were used and will be used to satisfy the SERP and additional service credits obligations for two former executives of the company who retired during fiscal 2009. The company has no obligation to repay these loans and does not intend to repay them.
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
TSG is an aggregation of the company’s IBM, HP, and Sun reporting units due to the similarity of their economic and operating characteristics. During the fourth quarter of fiscal 2009, the Stack reporting unit, which was previously a separate reporting unit within TSG, was integrated into the HP reporting unit. TSG is a leading provider of HP, Sun, Oracle, IBM, Hitachi Data Systems, and EMC2 enterprise information technology solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management and business continuity.
Measurement of Segment Operating Results and Segment Assets
The company evaluates performance and allocates resources to its reportable segments based on operating income and “adjusted EBITDA,” which is defined as operating income (loss) plus depreciation and amortization expense. Certain costs and expenses arising from the company’s functional departments are not allocated to the reportable segments for performance evaluation purposes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in the footnotes to the consolidated financial statements.
As a result of acquisitions, and due to the current debt agreement or covenants and prior inventory financing agreement definitions, the company believes that adjusted EBITDA is a meaningful measure to the users of the financial statements and has been a required measurement in the company’s current and prior debt agreements to reflect another measure of the company’s performance. Adjusted EBITDA differs from GAAP and should not be considered an alternative measure to operating cash flows as required by GAAP. Management has reconciled adjusted EBITDA to operating income (loss) in the following chart.

Intersegment sales are recorded at pre-determined amounts to allow for inter-company profit to be included in the operating results of the individual reportable segments. Such inter-company profit is eliminated for consolidated financial reporting purposes.
The company’s CEO, who is the chief operating decision maker, does not evaluate a measurement of segment assets when evaluating the performance of the company’s reportable segments. As such, financial information relating to segment assets is not provided in the financial information below.
The following table presents segment profit and related information for each of the company’s reportable segments. Verizon Communications, Inc. accounted for 42.6% and 27.7% of TSG’s total revenues, and 29.8% and 19.1% of total company revenues for the three months ended September 30, 2009 and 2008, respectively. Verizon Communications, Inc. accounted for 42.2% and 28.0% of TSG’s total revenues, and 29.3% and 18.7% of total company revenues for the six months ended September 30, 2009 and 2008, respectively. Please refer to Note 6 to Condensed Consolidated Financial Statements for further information on the TSG and Corporate restructuring charges, and Note 11 to Condensed Consolidated Financial Statements for the TSG, RSG, and HSG goodwill and intangible asset impairment charges.

	Three months ended		Six months ended
	September 30		September 30
	2009	2008	2009	2008

Hospitality (HSG)
Total revenue	$23,836	$23,488	$40,386	$48,242
Elimination of intersegment revenue	(514)	(43)	(1,057)	(82)

Revenue from external customers	$23,322	$23,445	$39,329	$48,160
Gross margin	$14,237	$14,435	$23,777	$28,844
	61.0%	61.6%	60.5%	59.9%
Depreciation and amortization	$1,104	$1,855	$2,227	$3,186
Operating income (loss)	3,997	(102,906)	2,095	(108,765)

Adjusted EBITDA	$5,101	$(101,051)	$4,322	$(105,579)

Goodwill and intangible asset impairment	$—	$103,387	$—	$110,852

Retail (RSG)
Total revenue	$23,582	$29,437	$47,970	$67,704
Elimination of intersegment revenue	(19)	(148)	(20)	(316)

Revenue from external customers	$23,563	$29,289	$47,950	$67,388
Gross margin	$4,694	$6,094	$10,070	$14,493
	19.9%	20.8%	21.0%	21.5%
Depreciation and amortization	$44	$53	$94	$141
Operating income (loss)	1,133	(5,942)	2,763	(20,314)

Adjusted EBITDA	$1,177	$(5,889)	$2,857	$(20,173)

Goodwill impairment	$—	$6,549	$—	$24,910

Technology (TSG)
Total revenue	$109,126	$120,047	$198,950	$238,748
Elimination of intersegment revenue	(16)	(1,343)	(44)	(3,107)

Revenue from external customers	$109,110	$118,704	$198,906	$235,641
Gross margin	$24,909	$29,009	$42,638	$51,446
	22.8%	24.4%	21.4%	21.8%
Depreciation and amortization	$817	$4,061	$4,768	$8,534
Operating income (loss)	6,320	5,732	3,786	(26,313)

Adjusted EBITDA	$7,137	$9,793	$8,554	$(17,779)

Goodwill impairment	$—	$2,084	$—	$9,881
Restructuring charge	$—	$510	$—	$23,573

Corporate and Other
Revenue from external customers	$—	$—	$—	$—
Gross margin	$33	$570	$(761)	$2,347
Depreciation and amortization (1)	$1,205	$1,079	$2,409	$2,098
Operating loss	(7,249)	(11,338)	(17,132)	(24,528)

Adjusted EBITDA	$(6,044)	$(10,259)	$(14,723)	$(22,430)

Restructuring charge	$54	$—	$68	$—

Consolidated
Total revenue	$156,544	$172,972	$287,306	$354,694
Elimination of intersegment revenue	(549)	(1,534)	(1,121)	(3,505)

Revenue from external customers	$155,995	$171,438	$286,185	$351,189
Gross margin	$43,873	$50,108	$75,724	$97,130
	28.1%	29.2%	26.5%	27.7%
Depreciation and amortization (1)	$3,170	$7,048	$9,498	$13,959
Operating income (loss)	4,201	(114,454)	(8,488)	(179,920)

Adjusted EBITDA	$7,371	$(107,406)	$1,010	$(165,961)

Goodwill and intangible asset impairment	$—	$112,020	$—	$145,643
Restructuring charge	$54	$510	$68	$23,573

(1)	Does not include the amortization of deferred financing fees totaling $132,000 and $57,000 for the three months ended September 30, 2009 and 2008, respectively, and $220,000 and $113,000 for the six months ended September 30, 2009 and 2008, respectively, which related to the Corporate and Other segment.
Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for 3% of total revenues for each of the three- and six-month periods ended September 30, 2009 and 2008, respectively. Total revenues for the company’s three specific product areas are as follows:

	Three months ended		Six months ended
	September 30		September 30
	2009	2008	2009	2008

Hardware	$106,880	$110,727	$194,818	$225,580
Software	20,045	17,586	37,000	40,312
Services	29,070	43,125	54,367	85,297

Total	$155,995	$171,438	$286,185	$351,189

15. Fair Value Measurements
The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. The availability of pricing inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.
The company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which pricing inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include the company’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the table below.
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	September 30, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$41	$41
Investment in common stock	24	24
Company-owned life insurance	15,500			$15,500

Liabilities:
BEP	$3,854		$3,854
Restructuring liabilities	5,958			$5,958

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$37	$37
Investment in common stock	11	11
Investment in The Reserve Fund’s Primary Fund	2,267		$2,267
Company-owned life insurance	26,172			$26,172

Liabilities:
BEP	$3,797		$3,797
Restructuring liabilities	9,927			$9,927
The company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy.
The company maintains an investment in the common stock of a publicly traded company. The recorded value of this investment is based on the closing market price of the stock at the end of the period and therefore, it is classified within Level 1 of the fair value hierarchy. The company has an unrealized gain of $13,000 on this investment recorded within “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2009 (see Note 5).
The recorded value of the company’s investment in The Reserve Fund’s Primary Fund is valued using information other than quoted market prices, which is available on The Reserve Fund’s website and, therefore, is classified within Level 2 of the fair value hierarchy.
The recorded value of the company-owned life insurance policies is adjusted to the cash surrender value of the policies which are not observable in the market and therefore, are classified within Level 3 of the fair value hierarchy.
The recorded value of the BEP obligation is measured as employee deferral contributions and company matching contributions less distributions made from the plan, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy.
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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the six months ended September 30, 2009:

	Level 3 assets and liabilities
	Six months ended September 30, 2009
	Company-owned	Restructuring
	life insurance	liabilities
Balance at April 1, 2009	$26,172	$9,927
Realized gains/(losses)	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(107)	—
Purchases, sales, issuances, and settlements (net)	(10,565)	(3,969)

Balance at September 30, 2009	$15,500	$5,958

Unrealized losses related to the company-owned life insurance policies are recorded within “Selling, general, and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents information about the company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	September 30, 2009	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Goodwill	$50,563			$50,563
Intangible assets	29,877			29,877

Liabilities:
SERP and other benefit plan obligations	$10,059			$10,059

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Goodwill	$50,382			$50,382
Intangible assets	35,699			35,699

Liabilities:
SERP and other benefit plan obligations	$19,394			$19,394
Goodwill of the company’s reporting units is valued on an annual basis, or in interim periods if indicators of potential impairment exist, using an income approach. The company believes that the use of this method provides reasonable estimates of a reporting unit’s fair value and that this estimate is consistent with how a market participant would view the reporting unit’s fair value. Fair value computed by this method is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, the company believes that this method provides a reasonable approach to estimate the fair value of its reporting units.

The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon the company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements based on management projections.
The company’s intangible assets are valued at their estimated fair value at time of acquisition. The company evaluates the fair value of its definite-lived and indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist, as described in Note 11 to Condensed Consolidated Financial Statements. The income approach described above is used to value indefinite-lived intangible assets.
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
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the six months ended September 30, 2009:

	Level 3 assets and liabilities
	Six months ended September 30, 2009
			SERP and other
		Intangible	benefit plan
	Goodwill	assets	obligations
Balance at April 1, 2009	$50,382	$35,699	$19,394
Realized gains/(losses)	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	541	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(5,822)	(9,335)

Balance at September 30, 2009	$50,563	$29,877	$10,059

Unrealized gains related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar. Cumulative currency translation adjustments are recorded within “Other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets.

16. Subsequent Events
Subsequent events include events or transactions that occur after the balance sheet date, but before the financial statements are issued. Subsequent events are named either as recognized or non-recognized.
On October 2, 2009, the company received an additional distribution of $0.7 million from its investment in The Reserve Fund’s Primary Fund. This distribution was based on The Primary Fund’s remaining net asset value as of September 22, 2009 and was publicly announced on the same day. Therefore, this event was treated as a recognized subsequent event and resulted in the company recognizing a gain of $0.1 million for the three and six months ended September 30, 2009, which is recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. As of November 4, 2009, the company’s remaining claim on The Reserve Fund totaled $2.9 million.
On October 28, 2009, the company received a payment of $1.9 million related to the claim against CTS. The receipt of these funds was treated as a non-recognized subsequent event. Additional information concerning this claim is included in Note 10 to Condensed Consolidated Financial Statements.
Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on November 4, 2009 and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”), management explains the general financial condition and results of operations for Agilysys, Inc. and its subsidiaries (“Agilysys” or the “company”) including:
•     what factors affect the company’s business;
•     what the company’s earnings and costs were;
•     why those earnings and costs were different from the year before;
•     where the earnings came from;
•     how the company’s financial condition was affected; and
•     where the cash will come from to fund future operations.
The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding the company’s consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q (“Quarterly Report”) updates information included in the company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as the company’s Annual Report for the year ended March 31, 2009. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. Additional information concerning forward-looking statements is contained in “Forward-Looking Information” below and in “Risk Factors” included in Part I, Item 1A of the company’s Annual Report for the fiscal year ended March 31, 2009. Management believes that this information, discussion, and disclosure is important in making decisions about investing in the company. Table amounts are in thousands.
Overview
Agilysys is a leading provider of innovative information technology (“IT”) solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The company uses technology — including hardware, software, and services — to help customers resolve their most complicated IT needs. The company possesses expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity, and provides industry-specific software, services, and expertise to the retail and hospitality markets. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and Asia. Agilysys has three reportable segments: Hospitality Solutions (“HSG”), Retail Solutions (“RSG”), and Technology Solutions (“TSG”). See Note 14 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.
The following long-term goals were established by the company in early 2007:
•	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years.

•	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.
As a result of the decline in GDP growth, a weak macroeconomic environment, significant risk in the credit markets, and changes in demand for IT products, the company continues to re-evaluate its long-term revenue goals and strategy. The company remains committed to its gross margin, earnings before interest, taxes, depreciation and amortization margins, and target long-term return on invested capital goals. Given the current economic conditions, the company is focused on managing its costs and working capital to coincide with current and expected revenue levels, thereby improving efficiencies and increasing cash flows.
The company experienced a slowdown in sales in fiscal 2009 as a result of the softening of the IT market in North America, which continued into the first and second quarters of fiscal 2010. Total net sales declined $65.0 million or 18.5% in the six months ended September 30, 2009 compared with the six months ended September 30, 2008, primarily driven by a general decrease in customers’ IT spending. Recent macroeconomic and financial market conditions have adversely impacted spending activity within the markets the company serves. Should these conditions persist for a prolonged period of time, the company’s business and the growth of its markets could continue to be adversely impacted.
While the year-over-year declines in the company’s business have shown some moderation and certain economic indicators have improved, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. The company believes it is well-positioned to capitalize on future increases in IT spending, which will allow for the further leveraging of its business model and earnings growth.
Gross margin as a percentage of sales decreased 120 basis points to 26.5% for the first half of fiscal 2010 compared to the first half of fiscal 2009, primarily due to lower rebates, which resulted from lower sales volumes during the first half of fiscal 2010. Although the company’s gross margin percentage declined, it continued to exceed the company’s long-term goal of achieving gross margins in excess of 20% within three years.
In July 2008, the company decided to exit TSG’s portion of the China and Hong Kong businesses. HSG continues to operate throughout Asia. In January 2009, the company sold its TSG China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million. For financial reporting purposes, the current and prior period operating results of TSG’s Hong Kong and China businesses have been classified within discontinued operations for all periods presented. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.
As discussed in Note 14 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 42.6% and 27.7% of TSG’s total revenues, and 29.8% and 19.1% of total company revenues for the three months ended September 30, 2009 and 2008, respectively. Verizon Communications, Inc. accounted for 42.2% and 28.0% of TSG’s total revenues, and 29.3% and 18.7% of total company revenues for the six months ended September 30, 2009 and 2008, respectively.
Results of Operations — Second Fiscal 2010 Quarter Compared to Second Fiscal 2009 Quarter
Net Sales and Operating Income (Loss)
The following table presents the company’s consolidated revenues and operating results for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Net Sales:
Product	$126,925	$128,313	$(1,388)	(1.1)%
Service	29,070	43,125	(14,055)	(32.6)%

Total	155,995	171,438	(15,443)	(9.0)%
Cost of goods sold:
Product	99,623	99,449	174	0.2%
Service	12,499	21,881	(9,382)	(42.9)%

Total	112,122	121,330	(9,208)	(7.6)%

Gross margin:
Product	27,302	28,864	(1,562)	(5.4)%
Service	16,571	21,244	(4,673)	(22.0)%

Total	43,873	50,108	(6,235)	(12.4)%

Gross margin percentage:
Product	21.5%	22.5%
Service	57.0%	49.3%

Total	28.1%	29.2%

Operating expenses:
Selling, general, and administrative expenses	39,618	52,032	(12,414)	(23.9)%
Asset impairment charges	—	112,020	(112,020)	(100.0)%
Restructuring charges	54	510	(456)	(89.4)%

Total	39,672	164,562	(124,890)	(75.9)%
Operating Income (loss):
Operating income (loss)	$4,201	$(114,454)	$118,655	103.7%
Operating income (loss) percentage	2.7%	(66.8)%

The following table presents the company’s operating results by business segment for the three months ended September 30, 2009 and 2008:

	Three months ended September 30		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Hospitality

Total sales from external customers	$23,322	$23,445	$(123)	(0.5)%
Gross margin	$14,237	$14,435	$(198)	(1.4)%
	61.0%	61.6%	(0.6)%	(1.0)%
Operating income (loss)	$3,997	$(102,906)	$106,903	103.9%

Retail

Total sales from external customers	$23,563	$29,289	$(5,726)	(19.6)%
Gross margin	$4,694	$6,094	$(1,400)	(23.0)%
	19.9%	20.8%	(0.9)%	(4.3)%
Operating income (loss)	$1,133	$(5,942)	$7,075	119.1%

Technology

Total sales from external customers	$109,110	$118,704	$(9,594)	(8.1)%
Gross margin	$24,909	$29,009	$(4,100)	(14.1)%
	22.8%	24.4%	(1.6)%	(6.6)%
Operating income	$6,320	$5,732	$588	10.3%

Corporate and Other

Total sales from external customers	$—	$—	$—
Gross margin	$33	$570	$(537)	(94.2)%
Operating loss	$(7,249)	$(11,338)	$4,089	36.1%

Consolidated

Total sales from external customers	$155,995	$171,438	$(15,443)	(9.0)%
Gross margin	$43,873	$50,108	$(6,235)	(12.4)%
	28.1%	29.2%	(1.1)%	(3.8)%
Operating income (loss)	$4,201	$(114,454)	$118,655	103.7%

Net sales. The $15.4 million decrease in net sales during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was primarily driven by a decline in service revenues resulting from soft demand. Service and hardware revenues decreased $14.1 million and $3.8 million, respectively, attributable to a continuing decline in customers’ IT spending due to weak macroeconomic conditions, which particularly affected RSG and TSG. Software revenues increased $2.5 million during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, driven by remarketed software sales within TSG, as some customers began to spend on IT infrastructure applications to address capacity, refresh, and virtualization needs.
TSG’s sales decreased $9.6 million and RSG sales decreased $5.7 million due to lower hardware and services volumes, as customers continued to be reluctant to add new hardware and other IT-related systems with long pay-back periods. HSG’s sales decreased $0.1 million as a result of lower service revenues due to continuing soft demand in the destination resort and commercial gaming markets. This softness in demand within HSG was nearly offset by the relatively stable demand in the managed food services, cruise line, and education markets.
Gross margin. TSG’s and HSG’s gross margin percentage decreased 1.6% and 0.6%, respectively, from the second quarter of fiscal 2009 compared to the second quarter of fiscal 2010. The decline in TSG’s gross margin was driven by lower rebates as a result of the lower sales volumes. The decline in HSG’s gross margin was primarily attributable to a greater mix of lower margin hardware revenues in the current year quarter compared to the prior year quarter. RSG’s gross margin percentage for the quarter ended September 30, 2009 decreased 0.9% compared to the same prior year quarter, as the segment experienced some pricing pressure on hardware sales during the second quarter of fiscal 2010.

The company’s total gross margin percentage declined to 28.1% for the quarter ended September 30, 2009 compared to 29.2% for the same prior year quarter, primarily due to a higher proportion of lower margin product revenues versus service revenues, as well as lower rebate levels during the second quarter of fiscal 2010.
Operating expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $12.4 million attributable to decreases of $3.7 million, $1.9 million, $2.9 million, and $3.9 million in HSG, RSG, TSG, and Corporate and Other, respectively. The decrease in HSG’s operating expenses was primarily a result of a decrease in payroll related costs of $2.0 million, a decrease in travel and entertainment expenses of $0.2 million and a decrease in bad debt of $1.2 million. The lower compensation costs in HSG were a result of capitalizing costs associated with the development of the company’s new proprietary property management system software, Guest 360°™, which is scheduled to be released in calendar year 2010. The decrease in RSG’s operating expenses was primarily a result of a decrease in payroll related costs of $0.8 million, a decrease of bad debt of $0.4 million and a decrease in outside services of $0.4 million. The decrease in TSG’s operating expenses was primarily driven by a $3.1 million reduction in the amortization expense for intangible assets. Customer and supplier relationship intangible assets associated with the Innovative acquisition were fully amortized as of June 30, 2009. The reduction in Corporate and Other operating expenses was primarily due to a $2.2 million decrease in payroll related costs, a $0.9 million decrease in outside services and professional fees, and a $0.2 million decrease in travel and entertainment, as a result of lower incentive compensation costs quarter-over-quarter and the restructuring and other cost reduction actions taken over the past year.
Asset impairment charges. During the first quarter of fiscal 2009, indictors of potential impairment caused the company to conduct interim impairment tests. Consequently, the company recorded goodwill impairment charges of $112.0 million, as a result of completing step two of the interim goodwill impairment analysis. For the second quarter of fiscal 2010, the company concluded that there were no significant indicators of impairment present. Therefore, no impairment charges were recorded during the second quarter of fiscal 2010.
Restructuring charges. During the quarter ended September 30, 2009, the company incurred insignificant additional restructuring charges primarily related to certain ongoing lease obligations for facilities associated with the prior restructuring actions. The $0.5 million in restructuring charges recorded in the prior year quarter was for one-time termination benefits resulting from workforce reductions related to reorganizing TSG’s professional services group’s go-to-market strategy.
Other (Income) Expenses

	Three months ended
	September 30		(Unfavorable) favorable
(Dollars in thousands)	2009	2008	$	%

Other expenses (income):
Other expenses (income), net	$81	$(242)	$(323)	(133.5)%
Interest income	(9)	(215)	(206)	(95.8)%
Interest expense	253	197	(56)	(28.4)%

Total other expenses (income), net	$325	$(260)	$(585)	(225.0)%

Other expenses (income), net. Net other expenses (income) increased $0.3 million quarter-over-quarter primarily as a result of movements in foreign currencies during fiscal 2010, and in particular the Canadian dollar, relative to the U.S. dollar. In addition, during fiscal 2009, the company received payments under a transition services agreement related to the sale of the KeyLink Systems Distribution (“KSG”) business in fiscal 2007. This transition services agreement ended on March 31, 2009.

Interest income. Interest income declined $0.2 million during the quarter ended September 30, 2009 compared to the same prior year quarter due to management’s decision to change to a more conservative investment strategy.
Interest expense. Interest expense consists of costs associated with the company’s current and former credit facilities, the former inventory financing arrangement, the amortization of deferred financing fees, and capital leases. Interest expense remained relatively flat quarter-over-quarter.
Income Taxes
Income tax expense for the three months ended September 30, 2009 and 2008 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 25.6% and 7.8% for the three months ended September 30, 2009 and 2008, respectively. For the second quarter of the current fiscal year, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate include state tax expense and an increase to unrecognized tax benefits, which is a discrete item. The effective tax rate for continuing operations for the second quarter of the prior fiscal year was lower than the statutory rate primarily due to the $112.0 million of goodwill impairment recognized for the three months ended September 30, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.
Results of Operations — Six Months of Fiscal 2010 Compared to Six Months of Fiscal 2009
Net Sales and Operating Loss
The following table presents the company’s consolidated revenues and operating results for the six months ended September 30, 2009 and 2008:

	Six months ended
	September 30		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Net Sales:
Product	$231,818	$265,892	$(34,074)	(12.8)%
Service	54,367	85,297	(30,930)	(36.3)%

Total	286,185	351,189	(65,004)	(18.5)%
Cost of goods sold:
Product	185,503	212,890	(27,387)	(12.9)%
Service	24,958	41,169	(16,211)	(39.4)%

Total	210,461	254,059	(43,598)	(17.2)%

Gross margin:
Product	46,315	53,002	(6,687)	(12.6)%
Service	29,409	44,128	(14,719)	(33.4)%

Total	75,724	97,130	(21,406)	(22.0)%

Gross margin percentage:
Product	20.0%	19.9%
Service	54.1%	51.7%

Total	26.5%	27.7%

Operating expenses:
Selling, general, and administrative expenses	84,144	107,834	(23,690)	(22.0)%
Asset impairment charges	—	145,643	(145,643)	(100.0)%
Restructuring charges	68	23,573	(23,505)	(99.7)%

Total	84,212	277,050	(192,838)	(69.6)%
Operating loss:
Operating loss	$(8,488)	$(179,920)	$171,432	95.3%
Operating loss percentage	(3.0)%	(51.2)%

nm — not meaningful.
The following table presents the company’s operating results by business segment for the six months ended September 30, 2009 and 2008:

	Six months ended September 30		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Hospitality

Total sales from external customers	$39,329	$48,160	$(8,831)	(18.3)%
Gross margin	$23,777	$28,844	$(5,067)	(17.6)%
	60.5%	59.9%	0.6%	1.0%
Operating income (loss)	$2,095	$(108,765)	$110,860	101.9%

Retail

Total sales from external customers	$47,950	$67,388	$(19,438)	(28.8)%
Gross margin	$10,070	$14,493	$(4,423)	(30.5)%
	21.0%	21.5%	(0.5)%	(2.3)%
Operating income (loss)	$2,763	$(20,314)	$23,077	113.6%

Technology

Total sales from external customers	$198,906	$235,641	$(36,735)	(15.6)%
Gross margin	$42,638	$51,446	$(8,808)	(17.1)%
	21.4%	21.8%	(0.4)%	(1.8)%
Operating income (loss)	$3,786	$(26,313)	$30,099	114.4%

Corporate and Other

Total sales from external customers	$—	$—	$—
Gross margin	$(761)	$2,347	$(3,108)	(132.4)%
Operating loss	$(17,132)	$(24,528)	$7,396	30.2%

Consolidated

Total sales from external customers	$286,185	$351,189	$(65,004)	(18.5)%
Gross margin	$75,724	$97,130	$(21,406)	(22.0)%
	26.5%	27.7%	(1.2)%	(4.3)%
Operating loss	$(8,488)	$(179,920)	$171,432	95.3%

Net sales. The $65.0 million decrease in net sales during the first half of fiscal 2010 compared to the first half of fiscal 2009 was primarily driven by declines across all IT solutions offerings resulting from lower volumes. Services, hardware, and software revenues decreased $30.9 million, $30.8 million, and $3.3 million, respectively, attributable to a general reduction in customers’ IT spending due to weak macroeconomic conditions, which affected all three reportable business segments.
TSG’s sales decreased $36.7 million and RSG sales decreased $19.4 million due to lower hardware and service volumes. Both business segments were impacted during the first half of fiscal 2010 by customers’ reluctence to add IT infrastructure projects with pay-back periods longer than 12 months. HSG’s sales decreased $8.8 million primarily driven by lower hardware and services revenues due to soft demand in the destination resort and commercial gaming markets.
Gross margin. TSG’s gross margin percentage decreased 0.4% year-over-year. This decrease is primarily attributable to a greater mix of lower margin hardware revenues and lower rebates in the first half of fiscal 2010 compared to the first half of fiscal 2009. RSG’s gross margin percentage for the six months ended September 30, 2009 decreased 0.5% compared to the same period in the prior year, reflecting a lower volume of service revenues and pricing pressures experienced on hardware sales during the first half of fiscal 2010. HSG’s gross margin percentage increased 0.6% due to a higher proportion percentage of proprietary services revenues to total revenues during the first half of fiscal 2010 compared to the same prior year period.
The company’s total gross margin percentage declined to 26.5% for the six months ended September 30, 2009 from 27.7% for the same period in the prior year primarily as a result of lower rebates, which were driven by the lower sales volumes.
Operating expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $23.7 million attributable to decreases of $5.1 million,

$2.4 million, $6.6 million, and $9.6 million in HSG, RSG, TSG, and Corporate and Other, respectively. The decrease in HSG’s operating expenses was primarily a result of a decrease in payroll related costs of $3.4 million and a decrease in bad debt expenses of $1.1 million. The lower compensation costs in HSG were a result of capitalizing costs associated with the development of the company’s new proprietary property management system software, Guest 360°™, which is scheduled to be released in calendar year 2010. The decrease in RSG’s operating expenses was primarily a result of a decrease in payroll related costs of $0.8 million and a decrease in outside services expenses of $1.7 million. The decrease in TSG’s operating expenses was primarily due to a decrease in payroll related costs of $5.0 million, partially offset by an increase in value added labor expenses of $2.2 million. In addition, TSG experienced lower expenses for the amortization of intangible assets of $3.6 million, as supplier and customer relationship intangible assets acquired in the Innovative acquisition became fully amortized as of June 30, 2009. The reduction in Corporate and Other operating expenses was primarily due to a $6.5 million decrease in payroll related costs, a $1.9 million decrease in professional fees, a $0.6 million decrease in repairs and maintenance, and a $0.5 million decrease in other, non-income taxes. The lower SG&A expenses were a result of lower incentive compensation costs year-over-year and the cost reduction efforts management implemented in fiscal 2009 and fiscal 2010.
Asset impairment charges. During the first quarter of fiscal 2009, indictors of potential impairment caused the company to conduct interim impairment tests. Therefore, in the first half of fiscal 2009, the company recorded goodwill impairment charges totaling $145.6 million as a result of completing an interim impairment analysis. For the first half of fiscal 2010, the company concluded that there were no indicators of impairment present. Therefore, no impairment charges were recorded during the first half of fiscal 2010.
Restructuring charges. During the first and second quarters of fiscal 2009, the Company recorded $23.6 million of restructuring charges, which included $20.6 million for the impairment of goodwill and intangible assets as well as $3.0 million for the one-time termination benefits resulting from workforce reductions. These actions included consolidating management and delivery groups in an effort to reorganize the professional services group’s go-to-market strategy associated with the TSG business segment. During the first and second quarters of fiscal 2010, the Company recorded minimal additional restructuring charges, primarily related to ongoing obligations for long-term operating leases associated with restructuring actions taken in the second half of fiscal 2009.
Other Expenses (Income)

	Six months ended
	September 30		(Unfavorable) favorable
(Dollars in thousands)	2009	2008	$	%

Other expenses (income):
Other income, net	$(390)	$(480)	$(90)	(18.8)%
Interest income	(42)	(462)	(420)	(90.9)%
Interest expense	460	452	(8)	(1.8)%

Total other expenses (income), net	$28	$(490)	$(518)	(105.7)%

Other income, net. Net other income decreased $0.1 million year-over-year primarily as a result of fluctuations in foreign currencies during fiscal 2010, and in particular the Canadian dollar, relative to the U.S. dollar. In addition, during fiscal 2009, the company received payments under a transition services agreement related to the sale of KSG in fiscal 2007. This transition services agreement ended on March 31, 2009.
Interest income. Interest income declined $0.4 million during the six months ended September 30, 2009 compared to the same prior year quarter due to management’s decision to change to a more conservative investment strategy.

Interest expense. Interest expense consists of costs associated with the company’s current and former credit facilities, the former inventory financing arrangement, the amortization of deferred financing fees, and capital leases. Interest expense remained relatively flat year-over-year.
Income Taxes
Income tax expense for the six months ended September 30, 2009 and 2008 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were negative 11.7% and 7.8% for the six months ended September 30, 2009 and 2008, respectively. For the first half of the current fiscal year, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate include state tax expense and an increase to unrecognized tax benefits, which is a discrete item. The effective tax rate for continuing operations for the first half of the prior fiscal year was lower than the statutory rate primarily due to the $162.4 million of goodwill impairment, including $16.8 million recorded as restructuring expenses, recognized for the six months ended September 30, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.
Business Combinations
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying Condensed Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $3.1 million was originally assigned to goodwill. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase in goodwill of $0.1 million, net of currency translation adjustments. At September 30, 2009, the goodwill attributed to the Triangle acquisition was $3.1 million. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.
Discontinued Operations
China and Hong Kong Operations
In July 2008, the company made the decision to discontinue its TSG operations in China and Hong Kong. As a result, the company classified TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. During January 2009, the company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities of related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, are expected to be settled in the next 12 months. Therefore, the assets and liabilities of these operations are classified as discontinued operations on the company’s Condensed Consolidated Balance Sheets, and the operations are reported as discontinued operations on the company’s Condensed Consolidated Statements of Operations for the periods presented.

Investment in Magirus — Sold in November 2008
In November 2008, the company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In July 2008, the company also received a dividend of $7.3 million from Magirus related to Magirus’ fiscal 2008 sale of a portion of its distribution business. As a result, the company received total proceeds of $9.6 million from Magirus during the fiscal year ended March 31, 2009. Prior to March 31, 2008, the company decided to sell its 20% investment in Magirus. Therefore, the company classified its ownership interest in Magirus as an investment held for sale until it was sold.
On April 1, 2008, the company began to account for its investment in Magirus using the cost method, rather than the equity method of accounting. The company changed to cost method because management did not have the ability to exercise significant influence over Magirus, which is one of the requirements contained in the FASB authoritative guidance that is necessary in order to account for an investment in common stock under the equity method of accounting.
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not currently permit effectiveness of any new securities registration statements or post-effective amendments, until such time as the company files audited financial statements that reflect the disposition of Magirus and the company requests, and the SEC grants, relief to the company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
Recently Adopted and Recently Issued Accounting Standards
A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the first and second quarters of fiscal 2010, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were primarily comprised of lease and rental obligations at September 30, 2009. The company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.
The company maintains a $50.0 million asset-based revolving credit agreement (“New Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that matures on May 5, 2012. The company’s obligations under the New Credit Facility are secured by significantly all of the company’s assets. The

New Credit Facility contains mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of this type. The New Credit Facility replaced a prior $200.0 million unsecured credit facility and a floor plan inventory financing arrangement that were terminated in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively.
At September 30, 2009, the maximum amount available for borrowing under the New Credit Facility was $49.6 million. The maximum commitment limit of $50.0 million is reduced by outstanding amounts and letters of credit. However, in the hypothetical situation that borrowings under the New Credit Facility exceeded $35.0 million as of September 30, 2009, the company would have been in noncompliance with the fixed charge coverage ratio as defined in the underlying agreement. The company had no amounts outstanding under the New Credit Facility during the second quarter of fiscal 2010 and through the date of the filing of this Quarterly Report, and the company has no intention to borrow amounts under this credit facility in the next 12 months. There have been no changes to the New Credit Facility since it was executed on May 5, 2009.
As of September 30, 2009 and March 31, 2009, the company’s total debt was approximately $0.4 million, comprised of capital lease obligations in both periods.
Additional information regarding the company’s financing arrangements is included in its Annual Report on Form 10-K for the year ended March 31, 2009.
Cash Flow

	Six months ended
	September 30		Increase (decrease)
(Dollars in thousands)	2009	2008	$

Net Cash provided by (used for) continuing operations:
Operating activities	$79,062	$(88,562)	$167,624
Investing activities	8,807	(5,572)	14,379
Financing activities	(77,212)	74,146	(151,358)
Effect of foreign currency fluctuations on cash	1,092	(101)	1,193

Cash flows provided by (used for) continuing operations	11,749	(20,089)	31,838
Net operating and investing cash flows provided by discontinued operations	204	6	198

Net increase (decrease) in cash and cash equivalents	$11,953	$(20,083)	$32,036

Cash flow provided by (used for) operating activities. The $79.1 million in cash provided by operating activities during the six months ended September 30, 2009 primarily consisted of changes in working capital including $26.8 million decrease in accounts receivable and a $65.2 million increase in accounts payable, partially offset by a $15.3 million reduction in accrued liabilities primarily related to amounts paid during the first half of fiscal 2010 with respect to restructuring actions taken in the prior year, including cash paid to settle employee benefit plan obligations, and other changes in working capital. The increase in accounts payable reflects the termination and payment of the company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009 that was reported as a financing activity. Going forward, the company intends to finance inventory purchases through accounts payable without a separate inventory financing facility. The $88.6 million in cash used for operating activities in the prior year included a $76.3 million reduction in accounts payable, partially offset by cash provided by collections of accounts receivable totaling $32.7 million. The reduction in accounts payable is offset by $75.6 million in proceeds from the company’s former inventory financing arrangement, which is reported within financing activities. In addition, cash was used in the prior year for the $35.0 million payment of the earn-out related to the Innovative acquisition, which reduced accrued liabilities, and other changes in working capital.
Cash flow provided by (used for) investing activities. The $8.8 million in cash provided by investing activities during the six months ended September 30, 2009 was primarily driven by $12.5 million in proceeds from borrowings against company-owed life insurance policies, which were used and will be used to settle employee benefit plan obligations, and $2.3 million in proceeds received related to the claim on The Reserve Fund’s Primary Fund, partially offset by $5.9 million used for the purchase of property and equipment. The company has no obligation to repay, and does not intend to repay, the amounts borrowed against company-owned life insurance policies. The $5.6 million in cash used for investing activities in the prior year quarter consisted of $7.7 million related to the claim on The Reserve Fund’s Primary Fund, $2.6 million used for the purchase of property and equipment, and $2.4 million cash paid for the Triangle acquisition, partially offset by $7.2 million in proceeds from the redemption of the cost basis investment in Magirus. As of November 4, 2009, the company’s remaining claim on The Reserve Fund totaled $2.9 million.
Cash flow (used for) provided by financing activities. During the six months ended September 30, 2009, the company used $77.2 million in cash for financing activities. As discussed above, in May 2009, the company terminated its inventory financing agreement and repaid the $74.2 million balance outstanding. In addition, the company paid $1.5 million in deferred financing fees related to its New Credit Facility and paid $1.4 million in cash dividends. The $74.1 million in cash provided by financing activities during the six months ended September 30, 2008 consists of $75.6 million in proceeds from the company’s former inventory financing agreement, partially offset by $1.4 million in cash dividends paid.
Contractual Obligations
As of September 30, 2009, there were no significant changes to the company’s contractual obligations as presented in its Annual Report on Form 10-K for the year ended March 31, 2009.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
A detailed description of the company’s significant accounting policies is included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes in the company’s significant accounting policies and estimates since March 31, 2009.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, business strategies, future financial results, unanticipated downturns to our relationships with customers, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, and unanticipated deterioration in economic and financial conditions in the United States and around the world. We do not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized. Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in “Risk Factors,” which is included in Part I, Item 1A of the company’s Annual Report for the fiscal year ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes in the company’s market risk exposures since March 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weakness relating to the company’s internal control over financial reporting as discussed in Item 9A, “Controls and Procedures,” within “Management’s Report on Internal Controls Over Financial Reporting” contained in the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. In light of the fiscal 2009 material weakness, the company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control Over Financial Reporting
The management of the company, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the company did not maintain effective internal control over financial reporting as of March 31, 2009, due to the material weakness discussed below.
Revenue Recognition Controls — The aggregation of several errors in the company’s revenue recognition cycle, primarily related to the set-up of specific customer terms and conditions, resulted in a material weakness in the operating effectiveness of revenue recognition controls.
Management performed a review of the company’s internal control processes and procedures surrounding the revenue recognition cycle. As a result of this review, the company has taken and continues to implement the following steps to prevent future errors from occurring:
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
Change in Internal Control over Financial Reporting
The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No changes in our internal control over financial reporting occurred during the first half of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, throughout the first half of fiscal 2010, the company continued to implement remedial measures related to the material weakness identified as of March 31, 2009, described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On July 11, 2006, the company filed a lawsuit in U.S. District Court for the Northern District of Ohio against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. On October 30, 2009, the company settled this case, CTS’ counterclaim, and a related suit brought against the company by CTS’ investment banker, DecisionPoint International, for $3.9 million in satisfaction of the judgment and the company’s motion for attorney’s fees. Pursuant to the settlement agreement, the company received a payment of $1.9 million on October 28, 2009 and will receive payments of $0.3 million on each of November 6, 13, and 20, 2009 with a final payment of $1.1 million to be received by the company on November 25, 2009. The company will recognize the appropriate amounts in its results of operations in the period received.
Item 1A. Risk Factors
There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 that may materially affect the company’s business, results of operations, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on July 31, 2009. The following Directors were re-elected to serve until the annual meeting in 2012:

Director	For	Withhold
James H. Dennedy	20,924,561	214,466
Martin F. Ellis	20,944,032	194,995
John Mutch	20,925,307	213,720

The term of office for the following Directors continued after the shareholders meeting: Thomas A. Commes, R. Andrew Cueva, Howard V. Knicely, Keith M. Kolerus, Robert A. Lauer, and Robert G. McCreary, III.
Also at the annual meeting, shareholders voted to approve the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for the fiscal year ended March 31, 2010. Shareholders voted as follows:

For	Against	Abstain
20,972,149	88,886	77,994
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: November 4, 2009	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)