Form 10-Q
period 2009-12-31
AGILYSYS INC
filed 2010-02-08
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of January 29, 2010 was 23,096,119.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31		December 31
(In thousands, except share and per share data)	2009	2008	2009	2008

Net sales:
Products	$185,509	$169,260	$416,743	$430,692
Services	33,490	54,816	87,857	144,573

Total net sales	218,999	224,076	504,600	575,265
Cost of goods sold:
Products	156,067	146,952	340,986	359,119
Services	12,956	18,102	37,914	59,994

Total cost of goods sold	169,023	165,054	378,900	419,113
Gross margin	49,976	59,022	125,700	156,152
Operating expenses:
Selling, general, and administrative expenses	40,542	47,556	124,686	155,391
Asset impairment charges	238	—	238	145,643
Restructuring charges	677	13,357	745	36,930

Operating income (loss)	8,519	(1,891)	31	(181,812)
Other (income) expenses:
Other (income) expenses, net	(4,921)	1,175	(5,311)	695
Interest income	—	(59)	(9)	(521)
Interest expense	246	638	673	1,090

Income (loss) before income taxes	13,194	(3,645)	4,678	(183,076)
Income tax (benefit) expense	(410)	(1,402)	593	(15,481)

Income (loss) from continuing operations	13,604	(2,243)	4,085	(167,595)
Income (loss) from discontinued operations, net of taxes	3	(1,477)	(38)	(2,751)

Net income (loss)	$13,607	$(3,720)	$4,047	$(170,346)

Income (loss) per share — basic:
Income (loss) from continuing operations	$0.60	$(0.10)	$0.18	$(7.42)
Loss from discontinued operations	—	(0.07)	—	(0.12)

Net income (loss)	$0.60	$(0.17)	$0.18	$(7.54)

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.59	$(0.10)	$0.18	$(7.42)
Loss from discontinued operations	—	(0.07)	—	(0.12)

Net income (loss)	$0.59	$(0.17)	$0.18	$(7.54)

Weighted average shares outstanding:
Basic	22,624,622	22,603,641	22,625,866	22,580,726
Diluted	23,170,992	22,603,641	23,010,272	22,580,726

Cash dividends per share	$—	$0.03	$0.06	$0.09
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at December 31, 2009 are unaudited)

	December 31,	March 31,
(In thousands, except share and per share data)	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$24,435	$36,244
Accounts receivable, net of allowances of $1,801 and $3,005, respectively	182,566	151,944
Inventories, net	25,138	27,216
Deferred income taxes — current, net	4,930	6,836
Prepaid expenses and other current assets	7,782	4,564
Income taxes receivable	6,171	3,871
Assets of discontinued operations — current	282	1,075

Total current assets	251,304	231,750
Goodwill	50,612	50,382
Intangible assets, net	32,717	36,659
Deferred income taxes — non-current, net	—	511
Other non-current assets	18,243	29,008
Assets of discontinued operations — non-current	—	56
Property and equipment:
Furniture and equipment	39,894	39,610
Software	41,346	38,124
Leasehold improvements	9,779	8,380
Project expenditures not yet in use	6,021	7,602

	97,040	93,716
Accumulated depreciation and amortization	69,973	67,646

Property and equipment, net	27,067	26,070

Total assets	$379,943	$374,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,699	$28,042
Floor plan financing	—	74,159
Deferred revenue	14,397	18,709
Accrued liabilities	23,902	37,807
Long-term debt — current	199	238
Liabilities of discontinued operations — current	569	1,176

Total current liabilities	161,766	160,131
Deferred income taxes — non-current, net	260	—
Other non-current liabilities	19,428	21,588
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued at December 31, 2009; and 23,096,119 and 22,626,440 shares outstanding at December 31, 2009 and March 31, 2009, respectively	9,370	9,366
Capital in excess of stated value	(9,298)	(11,036)
Retained earnings	202,634	199,947
Treasury stock (8,510,712 at December 31, 2009 and 8,896,778 at March 31, 2009)	(2,670)	(2,670)
Accumulated other comprehensive loss	(1,547)	(2,890)

Total shareholders’ equity	198,489	192,717

Total liabilities and shareholders’ equity	$379,943	$374,436

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31
(In thousands)	2009	2008

Operating activities
Net income (loss)	$4,047	$(170,346)
Add: Loss from discontinued operations	38	2,751

Income (loss) from continuing operations	4,085	(167,595)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Impairment of property and equipment	238	—
Impairment of investment in The Reserve Fund’s Primary Fund	—	1,087
Impairment of goodwill and intangible assets	—	166,223
Gain on investment in The Reserve Fund’s Primary Fund	(2,505)	—
Gain on redemption of cost basis investment	—	(56)
Loss on sale of securities	91	—
Depreciation	2,859	2,863
Amortization	10,127	18,362
Deferred income taxes	2,724	(20,087)
Stock based compensation	1,709	825
Changes in working capital:
Accounts receivable	(30,622)	(4,849)
Inventories	2,078	(31)
Accounts payable	95,024	(90,739)
Accrued and other liabilities	(20,442)	(29,404)
Income taxes (receivable) payable	(5,322)	1,359
Other changes, net	12	(823)
Other non-cash adjustments, net	(1,128)	701

Total adjustments	54,843	45,431

Net cash provided by (used for) operating activities	58,928	(122,164)
Investing activities
Proceeds from (claim on) The Reserve Fund’s Primary Fund	2,337	(7,657)
Proceeds from redemption of cost basis investment	—	9,513
Proceeds from borrowings against company-owned life insurance policies	12,500	—
Change in cash surrender value of company owned life insurance policies	(159)	(155)
Acquisition of business, net of cash acquired	—	(2,381)
Purchase of property and equipment	(9,672)	(4,335)

Net cash provided by (used for) investing activities	5,006	(5,015)
Financing activities
Floor plan financing agreement, net	(74,159)	131,323
Proceeds from borrowings under credit facility	5,000	—
Principal payments under credit facility	(5,000)	—
Principal payment under long-term obligations	(258)	(71)
Issuance of common shares	33	—
Debt financing costs	(1,520)	—
Dividends paid	(1,360)	(2,038)

Net cash (used for) provided by financing activities	(77,264)	129,214
Effect of exchange rate changes on cash	1,317	(69)

Cash flows (used for) provided by continuing operations	(12,013)	1,966
Cash flows of discontinued operations:
Operating cash flows	204	510
Investing cash flows	—	—

Net (decrease) increase in cash	(11,809)	2,476
Cash at beginning of the period	36,244	69,935

Cash at end of the period	$24,435	$72,411

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
The company operates in three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). Corporate and Other includes various company-wide functional support departments whose costs are not allocated to the reportable business segments. The company’s business segments are described in Note 14 to Condensed Consolidated Financial Statements.
The significant accounting policies applied in preparing the company’s unaudited condensed consolidated financial statements are summarized below:
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
The Condensed Consolidated Balance Sheet as of December 31, 2009, as well as the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2009 and 2008, have been prepared by the company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Such adjustments were of a normal recurring nature. Further, the company has evaluated and disclosed all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through February 8, 2010, the filing date of this Quarterly Report.
These unaudited interim financial statements of the company should be read together with the consolidated financial statements and related notes included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on June 9, 2009.

The company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the company experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Accordingly, the results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
Reclassifications
Certain prior period fiscal 2009 product and service revenues and costs of sales were reclassified (no impact on total revenues or total costs of sales) in order to conform to current period reporting presentations. Certain prior period amortization costs were reclassified from selling, general, and administrative expenses to costs of sales (no impact on operating income (loss)) in order to conform to current period reporting presentations. Certain prior period fiscal 2009 receivable and payable balances were reclassified (no impact on total current assets or total current liabilities) in order to conform to current period reporting presentations. Also, certain prior period capitalized developed technology costs were reclassified (no impact on total non-current assets).
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
Credit Facility
The company maintains a $50.0 million asset based revolving credit agreement (“Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and will mature on May 5, 2012. At December 31, 2009, the company would have been and still would be limited to borrowing no more than $35.0 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. The company had no amounts outstanding under the Credit Facility during the third quarter of fiscal 2010 and through the date of the filing of this Quarterly Report, and the company has no intention to borrow amounts under this Credit Facility in the next 12 months. Additional information with respect to the Credit Facility is contained in the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC. Except as discussed above and in Note 16 to Condensed Consolidated Financial Statements, there were no changes to the Credit Facility since it was executed on May 5, 2009.

Long-Lived Assets
The company tests its long-lived assets for impairment upon identification of impairment indicators, or at least annually. During the three and nine months ended December 31, 2009, the company recorded asset impairment charges of $0.2 million, primarily related to certain capitalized software property and equipment that management determined was no longer being used to operate the business. Of this amount, $0.1 million each related to HSG and Corporate and Other.
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
On April 1, 2009, the company adopted authoritative guidance issued by the FASB which clarifies the earnings per share calculations and disclosures for certain unvested share-based payment awards. This guidance requires that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and thus, should be considered a separate class of shares when computing earnings per share. The adoption of this guidance did not have an impact on the company’s financial position, results of operations, or cash flows.
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
On September 30, 2009, the company adopted authoritative guidance issued by the FASB that establishes the FASB Accounting Standards CodificationTM as the single source of authoritative GAAP accounting principles to be applied by nongovernmental entities in the preparation of financial statements. The company has modified its disclosures in this Quarterly Report to comply with the requirements of this guidance. The adoption of this guidance did not have any impact on the company’s financial position, results of operations, cash flows, or related disclosures.
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
Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Recent Acquisitions
The company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Condensed Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution that seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $3.1 million was originally assigned to goodwill. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase to goodwill of $0.1 million, net of currency translation adjustments. At December 31, 2009, the goodwill attributed to the Triangle acquisition was $3.1 million. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.
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
Components of Results of Discontinued Operations
For the three and nine months ended December 31, 2009 and 2008 the income (loss) from discontinued operations was comprised of the following:

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Discontinued operations:
Resolution of contingencies	$—	$(87)	$—	$(1,572)
Income (loss) from operations of IED	—	1	9	(10)
Income (loss) from operations of TSG’s China and Hong Kong businesses	3	(1,028)	(47)	(1,409)
Loss on sale of TSG’s China and Hong Kong businesses	—	(787)		(787)

	3	(1,901)	(38)	(3,778)
Income tax benefit	—	(424)	—	(1,027)

Income (loss) from discontinued operations	$3	$(1,477)	$(38)	$(2,751)

5. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income (loss) as currently reported under GAAP plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive income (loss) for the nine months ended December 31, 2009 and 2008 are as follows:

	Foreign		Unamortized net
	currency	Unrealized (loss)	actuarial losses
	translation	income on	and prior service	Accumulated other	Comprehensive
	adjustment	securities	costs	comprehensive loss	income (loss)
Balance at April 1, 2009	$(1,984)	$(91)	$(815)	$(2,890)
Change during the three months ended June 30, 2009	731	—	—	731	731

Balance at June 30, 2009	$(1,253)	$(91)	$(815)	$(2,159)
Net loss for the three months ended June 30, 2009					(12,396)
Change during the three months ended September 30, 2009	362	91	—	453	453

Balance at September 30, 2009	$(891)	$—	$(815)	$(1,706)
Net income for the three months ended September 30, 2009					2,836
Change during the three months ended December 31, 2009	224	—	(65)	159	159

Balance at December 31, 2009	$(667)	$—	$(880)	$(1,547)
Net income for the three months ended December 31, 2009					13,607

Total comprehensive income for the nine months ended December 31, 2009					$5,390

			Unamortized net
	Foreign currency		actuarial losses
	translation	Unrealized loss on	and prior service	Accumulated other	Comprehensive
	adjustment	securities	costs	comprehensive loss	income/(loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during the three months ended June 30, 2008	97	(1)	—	96	96

Balance at June 30, 2008	$(146)	$(75)	$(2,220)	$(2,441)
Net loss for the three months ended June 30, 2008					(60,036)
Change during the three months ended September 30, 2008	(300)	—	—	(300)	(300)

Balance at September 30, 2008	$(446)	$(75)	$(2,220)	$(2,741)
Net loss for the three months ended September 30, 2008					(106,590)
Change during the three months ended December 31, 2008	(1,157)	(6)	2,008	845	845

Balance at December 31, 2008	$(1,603)	$(81)	$(212)	$(1,896)
Net loss for the three months ended December 31, 2008					(3,720)

Total comprehensive loss for the nine months ended December 31, 2008					$(169,705)

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
First and Second Quarters Fiscal 2009 Professional Services Restructuring
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

During the third quarter of fiscal 2010, the company recorded an additional $0.6 million in restructuring charges associated with the restructuring actions taken in the third quarter of fiscal 2009. These restructuring charges were comprised of $0.8 million in settlement costs related to the payment of obligations to two former executives under the company’s SERP, partially offset by a $0.2 million reduction in the remaining lease obligation for the former corporate headquarters in Boca Raton, Florida. The company negotiated sublease agreements for the space and, therefore, adjusted the assumptions originally used to calculate the fair value of the remaining lease obligation, resulting in the reduction. The restructuring charges recorded in fiscal 2009 and fiscal 2010 related to the Corporate and Other segment.
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
Summary
A total of $40.8 million in restructuring charges related to the above-mentioned actions were recorded during the year ended March 31, 2009, including the $36.9 million recorded in the first nine months of fiscal 2009. A total of $0.7 million in restructuring charges were recorded during the first nine months of fiscal 2010, primarily comprised of the SERP settlement costs, the re-valuation of the Boca Raton, Florida lease obligation, and other ongoing lease obligations related to the fiscal 2009 restructuring actions as discussed above.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and other
	employment costs	Facilities	Other expenses	Total

Balance at April 1, 2009	$8,846	$1,042	$39	$9,927
Adjustments	(50)	38	—	(12)
Accretion of lease obligations	—	26	—	26
Payments	(2,461)	(116)	(39)	(2,616)

Balance at June 30, 2009	6,335	990	—	7,325
Adjustments	(7)	36	—	29
Accretion of lease obligations	—	25	—	25
Payments	(1,306)	(115)	—	(1,421)

Balance at September 30, 2009	5,022	936	—	5,958
Additions	—	—	821	821
Adjustments	—	(168)	—	(168)
Accretion of lease obligations	—	24	—	24
Settlement of benefit plan obligations	—	—	(821)	(821)
Payments	(2,594)	(111)	—	(2,705)

Balance at December 31, 2009	$2,428	$681	$—	$3,109

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $3.1 million liability at December 31, 2009, $2.0 million of severance and other employment costs are expected to be paid during fiscal 2010, $0.1 million is expected to be paid during fiscal 2011, and $0.3 million is expected to be paid during fiscal 2012. Approximately $60,000 is expected to be paid during the remainder of fiscal 2010 for ongoing facility obligations. Facility obligations are expected to continue through fiscal 2014.

7. Stock Based Compensation
The company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units, and performance shares that may be granted under the 2006 Plan is 1.6 million. The aggregate number of shares underlying all awards granted under the 2006 Plan in any two consecutive fiscal year period may not exceed 1.6 million shares plus the aggregate number of shares underlying awards previously cancelled, terminated, or forfeited. For stock option awards, the exercise price must be set at least equal to the closing market price of the company’s common shares on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the 2006 Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. The maximum term of stock appreciation rights awards is 10 years. Restricted shares, restricted share units, and performance shares may be issued at no cost or, at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Subject to individual award agreements, restricted shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. The company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards. As of December 31, 2009, there were no restricted share units awarded from the 2006 Plan.
Stock Options
The following table summarizes the activity for the nine months ended December 31, 2009 and 2008 for stock options awarded by the company under the 2006 Plan and prior plans:

	For the nine months ended December 31
	2009		2008
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at April 1	2,157,165	$11.63	3,526,910	$14.24
Granted	—	—	713,500	5.05
Exercised	(13,333)	2.51	—	—
Cancelled/expired	(314,831)	14.24	(239,741)	12.92
Forfeited	—	—	(152,836)	16.31

Outstanding at December 31	1,829,001	$11.24	3,847,833	$12.54

Options exercisable at December 31	1,310,654	$13.32	2,665,923	$13.64

Compensation expense (benefit) recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for stock options was $0.4 million and $(22,000) for the nine months ended December 31, 2009 and 2008, respectively. The compensation benefit recorded in the prior year included a $1.5 million reversal in stock option expense due to a change in the estimate of the forfeiture rate, which was updated due to management restructuring actions. As of December 31, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $0.3 million, which is expected to be recognized over a weighted-average period of 12 months. A total of 13,333 stock options were exercised during the nine months ended December 31, 2009.

The fair market value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the stock options granted during the nine months ended December 31, 2008:

Nine months
ended
December 31, 2008

Dividend yield	0.72% - 0.89%
Risk-free interest rate	4.19% - 4.26%
Expected life (years)	6.0 years
Expected volatility	43.05% - 63.26%

The following table summarizes the status of stock options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
			Weighted average
		Weighted	remaining		Weighted
		average	contractual		average
Exercise price range	Number	exercise price	life (in years)	Number	exercise price

$2.19 —$8.29	516,667	$2.55	8.91	156,665	$2.36
$8.30 — $9.95	266,000	9.36	6.32	160,325	9.05
$9.96 — $11.61	30,000	11.17	1.56	30,000	11.17
$11.62 — $13.26	7,500	12.00	8.58	2,500	12.00
$13.27 — $14.92	202,000	13.71	4.63	202,000	13.71
$14.93 — $16.58	663,834	15.65	6.44	663,834	15.65
$16.59 — $22.21	143,000	22.21	7.39	95,330	22.21

	1,829,001	$11.24	6.92	1,310,654	$13.32

Stock-Settled Stock Appreciation Rights
Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the company. There were no SSARs awarded by the company during the nine months ended December 31, 2008. The following table summarizes the activity during the nine months ended December 31, 2009 for SSARs awarded by the company under the 2006 Plan:

Nine months ended
December 31, 2009
		Weighted	Weighted average
		average	remaining
	Number of	exercise	contractual
	shares	price	life (in years)

Outstanding at April 1	—	$—
Granted	531,150	6.87
Exercised	—	—
Cancelled/expired	(4,000)	6.83
Forfeited	—	—

Outstanding at December 31	527,150	$6.87	6.64

SSARs exercisable at December 31	—	$—

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for SSARs was $0.6 million for the nine months ended December 31, 2009. No SSARs vested during the nine months ended December 31, 2009. As of December 31, 2009, total unrecognized stock based compensation expense related to non-vested SSARs was $0.8 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 21 months.
The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the SSARs granted in the nine months ended December 31, 2009:

Nine months ended
December 31, 2009

Dividend yield	0% - 1.57%
Risk-free interest rate	1.81% - 3.23%
Expected life (years)	4.5 years - 7.0 years
Expected volatility	65.43% - 69.83%

On August 5, 2009, the company’s Board of Directors voted to eliminate the payment of cash dividends on the company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the company’s common shares. The company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the company’s common share price over time. The fair market values of SSARs granted during the nine months ended December 31, 2009, were 464,150 SSARs at $3.44, 12,000 SSARs at $2.35, 12,000 SSARs at $2.38, 8,000 SSARs at $2.40 and 35,000 SSARs at $6.13.
Restricted Shares
The company granted shares to certain of its executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2009 and 2008 for restricted shares awarded by the company:

	Nine months ended December 31
	2009	2008
Outstanding at April 1	12,000	80,900
Granted	112,557	81,600
Vested	—	(94,100)
Forfeited	—	(36,000)

Outstanding at December 31	124,557	32,400

Compensation expense related to restricted share awards is recognized over the restriction period based upon the closing market price of the company’s common shares on the grant date. Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for restricted share awards was $0.5 million and $1.2 million for the nine months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was $0.4 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 23 months. The company will not include restricted shares in the calculation of earnings per share until they are earned.

The fair market value of restricted shares is determined based on the closing price of the company’s common shares on the grant date.
Performance Shares
The company granted shares to certain of its executives under the 2006 Plan, the vesting of which is contingent upon meeting various company-wide performance goals. The performance shares contingently vest over three years. The fair value of the performance share grant is determined based on the closing market price of the company’s common shares on the grant date and assumes that performance goals will be met at target. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed. The company will not include performance shares in the calculation of earnings per share until they are earned.
The net compensation expense (benefit) was recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended December 31, 2009, compensation expense related to performance share awards was $0.2 million. During the nine months ended December 31, 2008, compensations benefit related to performance share awards was $0.3 million. The current year expense and prior year benefit included credits of $0.2 million and $1.1 million, respectively, related to the evaluation of performance goals and employee terminations. As of December 31, 2009, there was $0.5 million in unrecognized compensation cost related to the May 22, 2009 performance share awards, which is expected to be recognized over the weighted-average vesting period of 22 months. As of December 31, 2009, there was $36,000 of total unrecognized compensation cost related to the May 22, 2007 performance share awards, which is expected to be recognized over the weighted-average vesting period of three months. During the fourth quarter of fiscal 2010, the company will evaluate the attainment of the performance goals, and adjust the amount of compensation cost recognized at that time.
The following table summarizes the activity during nine months ended December 31, 2009 and 2008 for performance shares awarded by the company under the 2006 Plan:

	Nine months ended December 31
	2009	2008
Outstanding at April 1	40,000	101,334
Granted	306,500	—
Vested	—	—
Forfeited	—	(53,334)

Outstanding at December 31	346,500	48,000

The number of outstanding performance shares at April 1, 2009 was adjusted to reflect the full amount of shares granted. Although the company is not recognizing compensation cost on the full amount of these shares in accordance with GAAP, no shares will be forfeited until the end of the performance period, which is March 31, 2010.

8. Income Taxes
The effective tax rates from continuing operations for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31		Nine Months Ended December 31
	2009	2008	2009	2008

Effective income tax rate	(3.1)%	38.5%	12.7%	8.5%
Income tax expense is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the third quarter and first nine months of the current fiscal year, the effective tax rates for continuing operations were lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate include state tax expense, as well as discrete items related to foreign refund claims, and, to a lesser extent, an increase to unrecognized tax benefits. For first nine months of the prior fiscal year, the effective tax rate for continuing operations was lower than the statutory rate principally due to goodwill impairment recognized in the amount of $162.4 million for the nine months ended December 31, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.
The company completed certain state income tax audits in the third quarter of fiscal 2010 which reduced the accrual for unrecognized tax benefits when the company paid $1.2 million. The company is currently under examination by the Internal Revenue Service (“IRS”) for the tax years ended March 31, 2007 and 2008. The examination for 2007 and 2008 commenced in the fourth quarter of fiscal 2009 and the second quarter of fiscal 2010, respectively. The company was notified in the first quarter of fiscal 2010 by a foreign jurisdiction that it is examining the tax years ended March 31, 2004 and 2005. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
9. Earnings (Loss) Per Share
The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations — basic and diluted	$13,604	$(2,243)	$4,085	$(167,595)
Income (loss) from discontinued operations — basic and diluted	3	(1,477)	(38)	(2,751)

Net income (loss) — basic and diluted	$13,607	$(3,720)	$4,047	$(170,346)

Denominator:
Weighted average shares outstanding — basic	22,625	22,604	22,626	22,581
Effect of dilutive securities:
Share-based compensation awards	546	—	384	—

Weighted average shares outstanding — diluted	23,171	22,604	23,010	22,581

Income (loss) per share — basic:
Income (loss) from continuing operations	$0.60	$(0.10)	$0.18	$(7.42)
Income (loss) from discontinued operations	—	(0.07)	—	(0.12)

Net income (loss)	$0.60	$(0.17)	$0.18	$(7.54)

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.59	$(0.10)	$0.18	$(7.42)
Income (loss) from discontinued operations	—	(0.07)	—	(0.12)

Net income (loss)	$0.59	$(0.17)	$0.18	$(7.54)

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 471,498, 52,000, and 104,400 of restricted shares and performance shares (including reinvested dividends) at December 31, 2009, March 31, 2009, and December 31, 2008, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings (loss) per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three and nine months ended December 31, 2008, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.
For the three and nine months ended December 31, 2009, stock options and SSARs on 1.8 million and 1.9 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For the three and nine months ended December 31, 2008, stock options on 3.7 million and 3.3 million common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
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
On July 11, 2006, the company filed a lawsuit in U.S. District Court for the Northern District of Ohio against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. On October 30, 2009, the company settled this case, CTS’ counterclaim, and a related suit brought against the company by CTS’ investment banker, DecisionPoint International, for $3.9 million in satisfaction of the judgment and the company’s previously incurred attorney’s fees. Pursuant to the settlement agreement, the company received payments of $1.9 million on October 28, 2009, payments of $0.3 million on each of November 6, 13, and 20, 2009, and a final payment of $1.1 million on November 25, 2009. The company recorded the $2.3 million in damages awarded in “Other (income) expense, net” and the remaining $1.6 million, representing reimbursement of attorney’s fees, in “Selling, general, and administrative expenses” within the accompanying Condensed Consolidated Statements of Operations.
On September 30, 2008, the company had a $36.2 million investment in The Reserve Fund’s Primary Fund (the “Primary Fund”). Due to liquidity issues, the Primary Fund temporarily ceased honoring redemption requests at that time. The Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved several distributions of cash to investors. During the third and fourth quarters of fiscal 2009, the company estimated and recognized impairment charges of $1.1 million and $1.9 million, respectively, for losses that may occur upon the liquidation of the company’s original investment. The impairment charges for the third quarter of fiscal 2009 were recorded in “Other (income) expense, net” within the accompanying Condensed Consolidated Statements of Operations.

On November 25, 2009, U.S. District Court for the Southern District of New York issued an Order (the “Order”) on an application made by the SEC concerning the distribution of the remaining assets of the Primary Fund. The Order provides for a pro rata distribution of the remaining assets and enjoins certain claims against the Primary Fund and other parties named as defendants in litigation involving the Primary Fund. The Order does not provide a timeframe for the pro rata distribution of the assets.
On January 29, 2010, the company received proceeds of approximately $2.4 million as a distribution from the Primary Fund. This event was treated as a recognized subsequent event and the amount was recorded in “Other (income) expense, net” within the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2009, the company had recorded a receivable of $2.4 million in “Prepaid and other current assets” within the accompanying Condensed Consolidated Balance Sheets. At December 31, 2009, the company had a remaining uncollected balance of its Primary Fund investment totaling $0.5 million, for which a reserve was previously recorded in fiscal 2009.
As of December 31, 2009, management expected to reach the company’s minimum purchase commitments from a vendor of $330.0 million per year through fiscal 2010, as disclosed in the company’s Annual Report on Form 10-K for the year ended March 31, 2009.
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
The company conducts its annual goodwill impairment test on February 1. At December 31, 2009, the company concluded that an interim goodwill impairment test was not necessary, as the company’s market capitalization has improved and its business outlook has not changed significantly since conducting its previous annual goodwill impairment test.
During the first quarter of fiscal 2009, indictors of potential impairment caused the company to conduct interim impairment tests. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the company’s business outlook primarily due to the macroeconomic environment during fiscal 2009 and fiscal 2010. The company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were HSG, RSG, and Stack (formerly a reporting unit within TSG). As such, step two of the impairment test was initiated in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value.
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
The changes in the carrying amount of goodwill by segment for the nine months ended December 31, 2009 were as follows:

	HSG	RSG	TSG	Total

Balance at April 1, 2009	$15,196	$—	$35,186	$50,382
Goodwill adjustment — Triangle	(360)	—	—	(360)
Impact of foreign currency translation	407	—	183	590

Balance at December 31, 2009	$15,243	$—	$35,369	$50,612

Intangible Assets
The following table summarizes the company’s intangible assets at December 31, 2009 and March 31, 2009:

	December 31, 2009			March 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Customer relationships	$24,957	$(20,016)	$4,941	$24,957	$(18,341)	$6,616
Supplier relationships	28,280	(22,317)	5,963	28,280	(19,094)	9,186
Non-competition agreements	9,610	(5,157)	4,453	9,610	(3,884)	5,726
Developed technology	10,085	(6,972)	3,113	10,085	(6,014)	4,071
Patented technology	80	(80)	—	80	(80)	—
Project expenditures not yet in use	4,147	—	4,147	960	—	960

	77,159	(54,542)	22,617	73,972	(47,413)	26,559
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100

Total intangible assets	$87,259	$(54,542)	$32,717	$84,072	$(47,413)	$36,659

Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and ten years.
Project expenditures not yet in use represent costs capitalized for the development of software to be sold. Capitalized project expenditures are not amortized until the underlying intangible asset is placed into service.
During the first quarter of fiscal 2009, the company recorded a $3.8 million impairment charge related to TSG’s customer relationship intangible asset that was classified within restructuring charges. The restructuring actions are described further in Note 6 to Condensed Consolidated Financial Statements. In the fourth quarter of fiscal 2009, in connection with the annual goodwill impairment test performed as of February 1, 2009, the company concluded that an impairment of an indefinite-lived intangible asset existed. As a result, the company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset, which was associated with HSG.
Amortization expense relating to intangible assets for the nine months ended December 31, 2009 and 2008 was $7.1 million and $15.4 million, respectively. The estimated amortization expense relating to intangible assets for the remainder of fiscal 2010 and each of the five succeeding fiscal years is as follows:

Amount

Year ending March 31 2010 (Remaining three months)	$1,264
2011	4,744
2012	4,512
2013	3,357
2014	2,134
2015	1,747

Total estimated amortization expense	$17,758

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
Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, until such time as the company files audited financial statements that reflect the disposition of Magirus or the company requests, and the SEC grants, relief to the company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.

13. Additional Balance Sheet Information
Additional information related to the company’s Condensed Consolidated Balance Sheets is as follows:

	December 31, 2009	March 31, 2009

Other non-current assets:
Company-owned life insurance policies	$15,770	$26,172
Marketable securities	41	37
Investment in The Reserve Fund’s Primary Fund	—	638
Other	2,432	2,161

Total	$18,243	$29,008

Accrued liabilities:
Salaries, wages, and related benefits	$10,549	$9,575
Employee benefit plan obligations	2,384	12,113
Restructuring liabilities	2,329	7,901
Other taxes payable	7,530	5,016
Income taxes payable	—	855
Other	1,110	2,347

Total	$23,902	$37,807

Other non-current liabilities:
Employee benefit plan obligations	$10,830	$11,078
Income taxes payable	6,570	7,168
Restructuring liabilities	780	2,026
Long-term debt	226	157
Other	1,022	1,159

Total	$19,428	$21,588

Other non-current assets in the table above include the cash surrender value of certain company-owned life insurance policies maintained to informally fund the company’s employee benefit plan obligations related to the SERP, BEP, and additional service credits obligations. These obligations are included within “Accrued liabilities” and “Other non-current liabilities” in the table above. The company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in “Selling, general and administrative expenses” within the accompanying Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2010, the company took loans totaling $12.5 million against the cash surrender value of certain company-owned life insurance policies. The proceeds were used to satisfy the SERP and additional service credits obligations for two former executives of the company who retired during fiscal 2009. The company has no obligation to repay these loans and does not intend to repay them.
14. Business Segments
Description of Business Segments
The company has three reportable business segments: HSG, RSG, and TSG. The reportable segments are each managed separately and are supported by various company-wide functional departments. These functional support departments include general accounting, accounts receivable and collections, accounts payable, tax, information technology, legal, payroll, and benefits. The costs associated with the functional support departments are contained within Corporate and Other and are not allocated back to the reportable business segments.

HSG is a leading technology provider to the hospitality industry, offering application software and services that streamline management of operations, property, and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports and entertainment markets.
RSG is a leader in designing solutions that help retailers become more productive and provide their customers with an enhanced shopping experience. RSG solutions help improve operational efficiency, technology utilization, customer satisfaction, and in-store profitability, including customized pricing, inventory, and customer relationship management systems. The group also provides implementation plans and supplies the complete package of hardware needed to operate the systems, including servers, receipt printers, point-of-sale terminals, and wireless devices for in-store use by the retailer’s store associates.
TSG is a leading provider of HP, Sun, Oracle, IBM, Hitachi Data Systems, and EMC2 enterprise information technology solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare, and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity. TSG is an aggregation of the company’s IBM, HP, and Sun reporting units due to the similarity of their economic and operating characteristics. During the fourth quarter of fiscal 2009, the Stack reporting unit, which was previously a separate reporting unit within TSG, was integrated into the HP reporting unit.
Measurement of Segment Operating Results and Segment Assets
The company evaluates performance and allocates resources to its reportable segments based on operating income and “adjusted EBITDA,” which is defined as operating income (loss) plus depreciation and amortization expense. Corporate and Other includes certain costs and expenses arising from the company’s functional support departments that are not allocated to the reportable segments for performance evaluation purposes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in these Notes to Condensed Consolidated Financial Statements.
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
The company’s Chief Executive Officer, who is the chief operating decision maker, does not evaluate a measurement of segment assets when evaluating the performance of the company’s reportable segments. As such, financial information relating to segment assets is not provided in the financial information below.
Verizon Communications, Inc. accounted for 41.0% and 41.2% of TSG’s total revenues, and 29.8% and 29.7% of total company revenues for the three months ended December 31, 2009 and 2008, respectively. Verizon Communications, Inc. accounted for 41.8% and 37.9% of TSG’s total revenues, and 29.6% and 26.2% of total company revenues for the nine months ended December 31, 2009 and 2008, respectively. Please refer to Note 6 to Condensed Consolidated Financial Statements for further information on the TSG and Corporate restructuring charges, and Notes 2 and 11 to Condensed Consolidated Financial Statements for the TSG, RSG, HSG, and Corporate and Other asset impairment charges. The following table presents segment profit and related information for each of the company’s reportable segments:

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Hospitality (HSG)
Total revenue	$23,329	$27,911	$63,715	$76,153
Elimination of intersegment revenue	(833)	—	(1,890)	(82)

Revenue from external customers	$22,496	$27,911	$61,825	$76,071
Gross margin	$14,312	$15,074	$38,089	$43,920
	63.6%	54.0%	61.6%	57.7%
Depreciation and amortization	$1,081	$1,551	$3,308	$4,737
Operating income (loss)	4,108	3,166	6,203	(105,598)

Adjusted EBITDA	$5,189	$4,717	$9,511	$(100,861)

Asset impairment	$90	$—	$90	$110,851

Retail (RSG)
Total revenue	$37,753	$34,793	$85,696	$102,497
Elimination of intersegment revenue	(43)	(3)	(63)	(319)

Revenue from external customers	$37,710	$34,790	$85,633	$102,178
Gross margin	$7,416	$8,937	$17,486	$23,431
	19.7%	25.7%	20.4%	22.9%
Depreciation and amortization	$49	$16	$143	$157
Operating income (loss)	2,925	4,229	5,688	(16,085)

Adjusted EBITDA	$2,974	$4,245	$5,831	$(15,928)

Asset impairment	$—	$—	$—	$24,910

Technology (TSG)
Total revenue	$161,072	$161,451	$359,465	$400,199
Elimination of intersegment revenue	(2,279)	(76)	(2,323)	(3,183)

Revenue from external customers	$158,793	$161,375	$357,142	$397,016
Gross margin	$28,248	$33,765	$70,887	$85,210
	17.8%	20.9%	19.8%	21.5%
Depreciation and amortization	$811	$4,067	$5,579	$12,547
Operating income (loss)	8,295	11,817	12,081	(14,496)

Adjusted EBITDA	$9,106	$15,884	$17,660	$(1,949)

Asset impairment	$—	$—	$—	$9,882
Restructuring charge	$—	$—	$—	$23,573

Corporate and Other
Gross margin	$—	$1,246	$(762)	$3,591
Depreciation and amortization (1)	$1,201	$1,048	$3,610	$3,200
Operating loss	(6,809)	(21,103)	(23,941)	(45,633)

Adjusted EBITDA	$(5,608)	$(20,055)	$(20,331)	$(42,433)

Asset impairment	$148	$—	$148	$—
Restructuring charge	$677	$13,357	$745	$13,357

Consolidated
Total revenue	$222,154	$224,155	$508,876	$578,849
Elimination of intersegment revenue	(3,155)	(79)	(4,276)	(3,584)

Revenue from external customers	$218,999	$224,076	$504,600	$575,265
Gross margin	$49,976	$59,022	$125,700	$156,152
	22.8%	26.3%	24.9%	27.1%
Depreciation and amortization (1)	$3,142	$6,682	$12,640	$20,641
Operating income (loss)	8,519	(1,891)	31	(181,812)

Adjusted EBITDA	$11,661	$4,791	$12,671	$(161,171)

Asset impairment	$238	$—	$238	$145,643
Restructuring charge	$677	$13,357	$745	$36,930

(1)	Does not include the amortization of deferred financing fees totaling $126,000 and $471,000 for the three months ended December 31, 2009 and 2008, respectively, and $346,000 and $584,000 for the nine months ended December 31, 2009 and 2008, respectively, which related to the Corporate and Other segment.
Enterprise-Wide Disclosures
The company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for less than 6% of total revenues for each of the three- and nine-month periods ended December 31, 2009 and 2008, respectively. Total revenues for the company’s three specific product areas are as follows:

	Three months ended		Nine months ended
	December 31		December 31
	2009	2008	2009	2008

Hardware	$155,900	$139,283	$350,134	$360,440
Software	29,609	29,977	66,609	70,252
Services	33,490	54,816	87,857	144,573

Total	$218,999	$224,076	$504,600	$575,265

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
The company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which pricing inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include the company’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the tables below.

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	December 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$41	$41
Investment in The Reserve Fund’s Primary Fund	2,435		$2,435
Company-owned life insurance	15,770			$15,770

Liabilities:
BEP	$4,472		$4,472
Restructuring liabilities	3,109			$3,109

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$37	$37
Investment in The Reserve Fund’s Primary Fund	2,267		$2,267
Company-owned life insurance	26,172			$26,172

Liabilities:
BEP	$3,797		$3,797
Restructuring liabilities	9,927			$9,927
The company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy.
The recorded value of the company’s investment in The Reserve Fund’s Primary Fund is valued using information other than quoted market prices, which is available on The Reserve Fund’s website and, therefore, is classified within Level 2 of the fair value hierarchy. At December 31, 2009, the company had a remaining uncollected balance of its Primary Fund investment totaling $0.5 million, for which a reserve was previously recorded in fiscal 2009.
The recorded value of the company-owned life insurance policies is adjusted to the cash surrender value of the policies which are not observable in the market and therefore, are classified within Level 3 of the fair value hierarchy.
The recorded value of the BEP obligation is measured as employee deferral contributions and company matching contributions less distributions made from the plan, which are indirectly observable and, therefore, classified within Level 2 of the fair value hierarchy.
The company’s restructuring liabilities primarily consist of one-time termination benefits to former employees and ongoing costs related to long-term operating lease obligations. The recorded value of the termination benefits to employees is adjusted to the expected remaining obligation each period based on the arrangements made with the former employees. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of sublease income plus interest, discounted to present value. These inputs are not observable in the market and, therefore, the liabilities are classified within Level 3 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the nine months ended December 31, 2009:

	Level 3 assets and liabilities
	Nine months ended December 31, 2009
	Company-owned	Restructuring
	life insurance	liabilities

Balance at April 1, 2009	$26,172	$9,927
Realized gains/(losses)	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(159)	—
Purchases, sales, issuances, and settlements (net)	(10,243)	(6,818)

Balance at December 31, 2009	$15,770	$3,109

Unrealized losses related to the company-owned life insurance policies are recorded within “Selling, general, and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations.
The following tables present information about the company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	December 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Goodwill	$50,612			$50,612
Intangible assets	32,717			32,717

Liabilities:
SERP and other benefit plan obligations	$8,741			$8,741

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Goodwill	$50,382			$50,382
Intangible assets	36,659			36,659

Liabilities:
SERP and other benefit plan obligations	$19,394			$19,394
Goodwill of the company’s reporting units is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, using an income approach. The company believes that the use of this method provides reasonable estimates of a reporting unit’s fair value and that this estimate is consistent with how a market participant would view the reporting unit’s fair value. Fair value computed by this method is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, the company believes that this method provides a reasonable approach to estimate the fair value of its reporting units.

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
The recorded value of the company’s SERP and other benefit plan obligations is based on estimates developed by management by evaluating actuarial information and includes assumptions such as discount rates, future compensation increases, expected retirement dates, payment forms, and mortality. The recorded value of these obligations is measured on an annual basis, or upon the occurrence of a plan curtailment or settlement.
The inputs used to value the company’s goodwill, intangible assets, and employee benefit plan obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the nine months ended December 31, 2009:

	Level 3 assets and liabilities
	Nine months ended December 31, 2009
			SERP and other
		Intangible	benefit plan
	Goodwill	assets	obligations

Balance at April 1, 2009	$50,382	$36,659	$19,394
Realized gains/(losses)	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	590	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(3,942)	(10,653)

Balance at December 31, 2009	$50,612	$32,717	$8,741

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
The company’s Credit Facility contains a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that during the fourth quarter, the company would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of the company’s new proprietary property management system software, Guest 360°™, as well as the acceleration of the time line related to the internal implementation of a new Oracle ERP system. On January 20, 2010, the company obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures will revert to the $10.0 million limit for the remaining fiscal years under the Credit Facility’s term. Since the company had no amounts outstanding under this Credit Facility and the company has no intention of borrowing amounts under this Credit Facility in the next 12 months, there was no impact to the company’s financial position, results of operations, or cash flows. This event was treated as a non-recognized subsequent event.
On January 29, 2010, the company received proceeds of approximately $2.4 million as a distribution from the Primary Fund. This event was treated as a recognized subsequent event. Additional information regarding the proceeds received is included in Note 10 to Condensed Consolidated Financial Statements.
Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on February 8, 2010 and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

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
The following long-term goals were established by the company in early 2007:
•	Target gross margin in excess of 20% and earnings before interest, taxes, depreciation and amortization of 6% within three years; and

•	While in the near term return on invested capital will be diluted due to acquisitions and legacy costs, the company continues to target long-term return on invested capital of 15%.

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
The company experienced a slowdown in sales in fiscal 2009 as a result of the softening of the IT market in North America, which continued into the first three quarters of fiscal 2010. Total net sales declined $70.7 million or 12.3% in the nine months ended December 31, 2009 compared with the nine months ended December 31, 2008, primarily driven by a general decrease in customers’ IT spending. Recent macroeconomic and financial market conditions have adversely impacted spending activity within the markets the company serves. Should these conditions persist for a prolonged period of time, the company’s business and the growth of its markets could continue to be adversely impacted.
While the declines in the company’s business during the nine months ended December 31, 2009 have shown some moderation and certain economic indicators have improved compared to the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. The company believes that it is well-positioned to capitalize on future increases in IT spending, which will allow for the further leveraging of its business model and earnings growth.
Gross margin as a percentage of sales decreased 220 basis points to 24.9% for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, primarily due to product mix. During the first nine months of fiscal 2010, the company experienced a higher proportion of lower margin hardware revenues as compared to proprietary software and service revenues, for which margins were higher. Although the company’s gross margin percentage declined, the company continued to exceed its long-term goal of achieving gross margins in excess of 20% within three years.
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
As discussed in Note 14 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 41.0% and 41.2% of TSG’s total revenues, and 29.8% and 29.7% of total company revenues for the three months ended December 31, 2009 and 2008, respectively. Verizon Communications, Inc. accounted for 41.8% and 37.9% of TSG’s total revenues, and 29.6% and 26.2% of total company revenues for the nine months ended December 31, 2009 and 2008, respectively.

Results of Operations — Third Fiscal 2010 Quarter Compared to Third Fiscal 2009 Quarter
Net Sales and Operating Income (Loss)
The following table presents the company’s consolidated revenues and operating results for the three months ended December 31, 2009 and 2008:

	Three months ended
	December 31		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Net Sales:
Product	$185,509	$169,260	$16,249	9.6%
Service	33,490	54,816	(21,326)	(38.9)%

Total	218,999	224,076	(5,077)	(2.3)%
Cost of goods sold:
Product	156,067	146,952	9,115	6.2%
Service	12,956	18,102	(5,146)	(28.4)%

Total	169,023	165,054	3,969	2.4%
Gross margin:
Product	29,442	22,308	7,134	32.0%
Service	20,534	36,714	(16,180)	(44.1)%

Total	49,976	59,022	(9,046)	(15.3)%
Gross margin percentage:
Product	15.9%	13.2%
Service	61.3%	67.0%

Total	22.8%	26.3%
Operating expenses:
Selling, general, and administrative expenses	40,542	47,556	(7,014)	(14.7)%
Asset impairment charges	238	—	238	100.0%
Restructuring charges	677	13,357	(12,680)	(94.9)%

Total	41,457	60,913	(19,456)	(31.9)%
Operating income (loss):
Operating income (loss)	$8,519	$(1,891)	$10,410	nm
Operating income (loss) percentage	3.9%	(0.8)%

nm — not meaningful

The following table presents the company’s operating results by business segment for the three months ended December 31, 2009 and 2008:

	Three months ended December 31		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Hospitality

Total sales from external customers	$22,496	$27,911	$(5,415)	(19.4)%
Gross margin	$14,312	$15,074	$(762)	(5.1)%
	63.6%	54.0%
Operating income	$4,108	$3,166	$942	29.8%

Retail

Total sales from external customers	$37,710	$34,790	$2,920	8.4%
Gross margin	$7,416	$8,937	$(1,521)	(17.0)%
	19.7%	25.7%
Operating income	$2,925	$4,229	$(1,304)	(30.8)%

Technology

Total sales from external customers	$158,793	$161,375	$(2,582)	(1.6)%
Gross margin	$28,248	$33,765	$(5,517)	(16.3)%
	17.8%	20.9%
Operating income	$8,295	$11,817	$(3,522)	(29.8)%

Corporate and Other
Gross margin	$—	$1,246	$(1,246)	(100.0)%
Operating loss	$(6,809)	$(21,103)	$14,294	67.7%

Consolidated

Total sales from external customers	$218,999	$224,076	$(5,077)	(2.3)%
Gross margin	$49,976	$59,022	$(9,046)	(15.3)%
	22.8%	26.3%
Operating income (loss)	$8,519	$(1,891)	$10,410	nm

nm — not meaningful
Net sales. The $5.1 million decrease in net sales during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was driven by lower proprietary service revenues resulting from soft demand, which was largely offset by increased hardware revenues during the period. Service revenues decreased $21.3 million, reflecting declines in all three reportable segments. Software revenues also decreased slightly by $0.4 million, which primarily affected HSG. Hardware revenues increased $16.6 million driven by an improvement in IT spending during the quarter and the normal seasonality the company experiences in the third quarter of each fiscal year, which benefitted both RSG and TSG.
HSG’s sales decreased $5.4 million in the third quarter of fiscal 2010 compared to the same prior year period primarily as a result of lower service revenues due to continuing soft demand in the destination resort and commercial gaming markets, and the absence of a significant hardware transaction that occurred in the third quarter of fiscal 2009. This softness in demand within HSG was partially offset by the relatively stable demand in the managed food services and cruise line markets. RSG sales increased $2.9 million due to higher hardware volumes. TSG’s sales decreased $2.6 million, as an increase in hardware revenues was more than offset by lower services volumes.

Gross margin. The company’s total gross margin percentage declined to 22.8% for the quarter ended December 31, 2009 compared to 26.3% for the same prior year quarter, primarily due to product mix and a competitive pricing environment during the third quarter of fiscal 2010. The company recognized a higher proportion of lower margin hardware revenues during the third quarter of fiscal 2010 versus proprietary software and service revenues, for which margins were higher.
The increase of 960 basis points in HSG’s gross margin percentage was primarily attributable to a greater proportion of higher margin service revenues during the third quarter of fiscal 2010 versus hardware revenues, for which margins were lower, as well as lower intangible asset amortization expense in the current year quarter compared to the prior year quarter. Certain developed technology associated with the InfoGenesis acquisition was fully amortized as of December 31, 2008. The prior year quarter also included an increase in HSG’s sales allowances reserve, which reduced HSG’s gross margin percentage. RSG’s gross margin percentage for the quarter ended December 31, 2009 decreased 600 basis points compared to the same prior year quarter due to a greater mix of lower margin hardware revenues versus higher margin proprietary service revenues compared to the third quarter of fiscal 2009. TSG’s gross margin percentage decreased 310 basis points from the third quarter of fiscal 2009 compared to the third quarter of fiscal 2010. The decline in TSG’s gross margin percentage was driven by a greater mix of lower margin hardware revenues compared to service revenues in the current year quarter compared to the prior year quarter.
Operating expenses. The company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $7.0 million attributable to decreases of $1.8 million, $0.3 million, $2.0 million, and $2.9 million in HSG, RSG, TSG, and Corporate and Other, respectively. The decrease in HSG’s operating expenses was primarily a result of a decrease in payroll-related costs of $0.8 million, a decrease in travel and entertainment expenses of $0.3 million, and a decrease in other expenses of $0.7 million. The lower compensation costs in HSG were a result of capitalizing costs associated with the development of the company’s new proprietary property management system software, Guest 360°™, which is scheduled to be released in the first half of fiscal 2011. The decrease in RSG’s operating expenses was primarily a result of a decrease in bad debt expenses of $0.2 million, a decrease in travel and entertainment expenses of $0.1 million, and other cost containment initiatives. The decrease in TSG’s operating expenses was primarily driven by a $3.2 million reduction in the amortization expense for intangible assets. Customer and supplier relationship intangible assets associated with the Innovative acquisition were fully amortized as of June 30, 2009. This reduction in TSG’s amortization expense was partially offset by an increase of $0.5 million in payroll-related costs due to the addition of sales and technical staff and an increase of $0.5 million in bad debt expense due to the aging of certain accounts receivable. The reduction in Corporate and Other operating expenses primarily resulted from a $3.3 million decrease in professional fees due to the application of $1.6 million of the total $3.9 million in proceeds received from the settlement of litigation with the former shareholders of CTS Corporation (“CTS”) as reimbursement for reasonable attorney fees paid by the company, combined with other cost containment initiatives. This decrease was partially offset by an increase of $0.7 million in compensation costs, as the prior year period included a $2.2 million benefit from the reversal of stock compensation expense related to stock options due to a change in the estimated forfeiture rate and the reversal of stock compensation expense related to performance shares as a result of restructuring actions taken.
Asset impairment charges. The company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. During the three months ended December 31, 2009, the company recorded asset impairment charges of $0.2 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business. Of this amount, $0.1 million each related to HSG and Corporate and Other. During the three months ended December 31, 2008, the company determined that no additional impairment indicators existed and, therefore, no impairment charges were recorded.
Restructuring charges. During the third quarter of fiscal 2009, the company announced restructuring actions designed to realign its cost and management structure. A total of $13.4 million in restructuring charges were recorded during the third quarter of fiscal 2009 related to these actions, comprised mainly of one-time termination benefits associated with the management changes, a non-cash charge for a curtailment loss of $4.5 million under the company’s Supplemental Executive Retirement Plan (“SERP”), and costs incurred to relocate the company’s corporate headquarters.
During the third quarter of fiscal 2010, the company recorded an additional $0.6 million in restructuring charges associated with the restructuring actions taken in the third quarter of fiscal 2009. These restructuring charges were comprised of $0.8 million in non-cash settlement costs related to the payment of obligations to two former executives under the company’s SERP, partially offset by a $0.2 million reduction in the remaining lease obligation for the former corporate headquarters in Boca Raton, Florida.
Additional information regarding the restructuring charges incurred by the company during fiscal 2009 and fiscal 2010 is included in Note 6 to Condensed Consolidated Financial Statements.
Other (Income) Expenses

	Three months ended
	December 31		(Unfavorable) favorable
(Dollars in thousands)	2009	2008	$	%

Other (income) expenses:
Other (income) expenses, net	$(4,921)	$1,175	$6,096	518.8%
Interest income	—	(59)	(59)	(100.0)%
Interest expense	246	638	392	61.4%

Total other (income) expenses, net	$(4,675)	$1,754	$6,429	366.5%

Other (income) expenses, net. Net other income increased $6.1 million quarter-over-quarter. During the third quarter of fiscal 2010, the company received $3.9 million in proceeds to settle the CTS litigation, of which $2.3 million, representing the jury’s damages award, was recorded as other income. In addition, on January 29 2010, the company received proceeds of $2.4 million as a distribution from The Reserve Fund’s Primary Fund (the “Primary Fund”), which was treated as a recognized subsequent event and recorded as other income. The $1.2 million of other expense in the prior year includes a $1.1 million non-cash impairment charge associated with the company’s investment in the Primary Fund. Additional information about the CTS settlement and the Primary Fund is included in Note 10 and Note 16 to Condensed Consolidated Financial Statements.
Interest income. Interest income declined $0.1 million during the quarter ended December 31, 2009 compared to the same prior year quarter due to management’s decision to change to a more conservative investment strategy.
Interest expense. Interest expense consists of costs associated with the company’s current and former credit facilities, the former inventory financing arrangement, the amortization of deferred financing fees, and capital leases. Interest expense declined $0.4 million quarter-over-quarter. In January 2009, the company terminated its then-existing credit facility and wrote off unamortized deferred financing fees for the previous credit facility of $0.4 million as of December 31, 2008.
Income Taxes

	Three Months Ended December 31
	2009	2008
Effective income tax rate	(3.1)%	38.5%
Income tax expense for the three months ended December 31, 2009 and 2008 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were (3.1) % and 38.5% for the three months ended December 31, 2009 and 2008, respectively. For the third quarter of the current fiscal year, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate include state tax expense, as well as discrete items related to foreign refund claims, and, to a lesser extent, an increase to unrecognized tax benefits.

Results of Operations — Nine Months of Fiscal 2010 Compared to Nine Months of Fiscal 2009
Net Sales and Operating Loss
The following table presents the company’s consolidated revenues and operating results for the nine months ended December 31, 2009 and 2008:

	Nine months ended
	December 31		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Net Sales:
Product	$416,743	$430,692	$(13,949)	(3.2)%
Service	87,857	144,573	(56,716)	(39.2)%

Total	504,600	575,265	(70,665)	(12.3)%
Cost of goods sold:
Product	340,986	359,119	(18,133)	(5.0)%
Service	37,914	59,994	(22,080)	(36.8)%

Total	378,900	419,113	(40,213)	(9.6)%

Gross margin:
Product	75,757	71,573	4,184	5.8%
Service	49,943	84,579	(34,636)	(41.0)%

Total	125,700	156,152	(30,452)	(19.5)%

Gross margin percentage:
Product	18.2%	16.6%
Service	56.8%	58.5%

Total	24.9%	27.1%

Operating expenses:
Selling, general, and administrative expenses	124,686	155,391	(30,705)	(19.8)%
Asset impairment charges	238	145,643	(145,405)	(99.8)%
Restructuring charges	745	36,930	(36,185)	(98.0)%

Total	125,669	337,964	(212,295)	(62.8)%

Operating income (loss):
Operating income (loss)	$31	$(181,812)	$181,843	nm
Operating income (loss) percentage	0.0%	(31.6)%

nm	— not meaningful

The following table presents the company’s operating results by business segment for the nine months ended December 31, 2009 and 2008:

	Nine months ended December 31		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Hospitality

Total sales from external customers	$61,825	$76,071	$(14,246)	(18.7)%
Gross margin	$38,089	$43,920	$(5,831)	(13.3)%
	61.6%	57.7%
Operating income (loss)	$6,203	$(105,598)	$111,801	nm

Retail

Total sales from external customers	$85,633	$102,178	$(16,545)	(16.2)%
Gross margin	$17,486	$23,431	$(5,945)	(25.4)%
	20.4%	22.9%
Operating income (loss)	$5,688	$(16,085)	$21,773	nm

Technology

Total sales from external customers	$357,142	$397,016	$(39,874)	(10.0)%
Gross margin	$70,887	$85,210	$(14,323)	(16.8)%
	19.8%	21.5%
Operating income (loss)	$12,081	$(14,496)	$26,577	183.3%

Corporate and Other
Gross margin	$(762)	$3,591	$(4,353)	nm
Operating loss	$(23,941)	$(45,633)	$21,692	47.5%

Consolidated

Total sales from external customers	$504,600	$575,265	$(70,665)	(12.3)%
Gross margin	$125,700	$156,152	$(30,452)	(19.5)%
	24.9%	27.1%
Operating income (loss)	$31	$(181,812)	$181,843	nm

nm	— not meaningful
Net sales. The $70.7 million decrease in net sales during the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 was primarily driven by lower volumes across all IT solutions offerings. Service, hardware, and software revenues decreased $56.7 million, $10.3 million, and $3.7 million, respectively, attributable to a general reduction in customers’ IT spending due to weak macroeconomic conditions, which affected all three reportable business segments.
HSG’s sales decreased $14.2 million driven by lower hardware, software, and service revenues due to soft demand in the destination resort and commercial gaming markets. RSG sales decreased $16.5 million on lower hardware and service volumes, while TSG’s sales decreased $39.9 million due to lower service volumes. Both RSG and TSG were impacted during the nine months ended December 31, 2009 by customers’ reluctance to add IT infrastructure projects with pay-back periods longer than 12 months.
Gross margin. The company’s total gross margin percentage declined to 24.9% for the nine months ended December 31, 2009 from 27.1% for the same period in the prior year primarily due to a lower service margin, which was driven by lower volumes of proprietary and remarketed services.
HSG’s gross margin percentage increased 390 basis points due to a greater proportion of higher margin service revenues during the third quarter of fiscal 2010 versus hardware revenues, for which margins were lower, as well as lower intangible asset amortization expense in the current year compared to the prior year. Certain developed technology associated with the InfoGenesis acquisition was fully amortized as of December 31, 2008. RSG’s gross margin percentage for the nine months ended December 31, 2009 decreased 250 basis points compared to the same period in the prior year, reflecting a lower volume of service revenues and pricing pressures experienced on hardware sales during the nine months ended December 31, 2009. TSG’s gross margin percentage decreased 170 basis points during the first nine months of fiscal 2010 compared to the same prior year period. This decrease is primarily attributable to a greater mix of lower margin hardware revenues and lower rebates earned by the company in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.
Operating expenses. The company’s operating expenses consist of SG&A expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $30.7 million attributable to decreases of $6.9 million, $2.6 million, $8.6 million, and $12.6 million in HSG, RSG, TSG, and Corporate and Other, respectively. The decrease in HSG’s operating expenses was primarily a result of a decrease in payroll-related costs of $3.7 million, a decrease in bad debt expense of $1.1 million, and a decrease in travel and entertainment of $0.8 million. The lower compensation costs in HSG resulted from the capitalization of costs associated with the development of the company’s new proprietary property management system software, Guest 360°™, which is scheduled to be released in the first half of fiscal 2011. The decrease in RSG’s operating expenses was primarily a result of a decrease in payroll-related costs of $0.9 million, a decrease in outside services expenses of $0.5 million, and a decrease in bad debt of $0.8 million. The decrease in TSG’s operating expenses was primarily due to a decrease in payroll-related costs of $2.0 million due to cost savings initiatives. In addition, TSG experienced lower expenses for the amortization of intangible assets of $6.7 million, as supplier and customer relationship intangible assets acquired in the Innovative acquisition became fully amortized as of June 30, 2009. The reduction in Corporate and Other operating expenses resulted from a $5.8 million decrease in payroll-related costs, a $5.2 million decrease in professional fees, and a $2.4 million decrease in other expenses, which primarily consisted of other non-income taxes. This decrease in Corporate and Other operating expenses was partially offset by an increase of $0.5 million in outside services costs. The lower Corporate and Other payroll-related costs are a result of lower incentive compensation costs during the first nine months of fiscal 2010 compared to the same prior year period and the cost reduction efforts management implemented in fiscal 2009 and fiscal 2010, including suspension of the employer matching contributions on the company’s 401(k) Plan and Benefits Equalization Plan in the second quarter of fiscal 2010. The reduction in professional fees for Corporate and Other is partially due to the application of $1.6 million of the total $3.9 million in proceeds received from the CTS settlement for reimbursement of attorney fees previously paid.
Asset impairment charges. The company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. During the nine months ended December 31, 2009, the company recorded asset impairment charges of $0.2 million, primarily related to certain capitalized software property and equipment that management determined was no longer being used to operate the business. Of this amount, $0.1 million each related to HSG and Corporate and Other. During the first and second quarters of fiscal 2009, indictors of potential impairment caused the company to conduct interim impairment tests. Therefore, in the nine months ended December 31, 2008, the company recorded goodwill impairment charges totaling $145.6 million as a result of completing interim impairment analyses.
Restructuring charges. During the nine months ended December 31, 2008 the company recorded $36.9 million of restructuring charges, which included $20.6 million for the impairment of goodwill and intangible assets as well as $16.3 million primarily for the one-time termination benefits resulting from workforce reductions. In the first and second quarter of fiscal 2009, the company consolidated management and delivery groups in an effort to reorganize the professional services group’s go-to-market strategy associated with the TSG business segment. In the third quarter of fiscal 2009, the company took additional restructuring actions designed to realign the company’s cost and management structure, relocated the company’s corporate headquarters, and terminated interests in two leased aircraft.
During the nine months ended December 31, 2009, the company recorded $0.7 million in restructuring charges primarily associated with the restructuring actions taken in the third quarter of fiscal 2009. These restructuring charges were comprised of $0.8 million in settlement costs related to the payment of obligations to two former executives under the company’s SERP and certain ongoing lease obligations of $0.1 million, partially offset by a $0.2 million reduction in the remaining lease obligation for the former corporate headquarters in Boca Raton, Florida.

Additional information regarding the restructuring charges incurred by the company during fiscal 2009 and fiscal 2010 is included in Note 6 to Condensed Consolidated Financial Statements.
Other (Income) Expenses

	Nine months ended
	December 31		(Unfavorable) favorable
(Dollars in thousands)	2009	2008	$	%

Other (income) expenses:
Other (income) expense, net	$(5,311)	$695	$6,006	864.2%
Interest income	(9)	(521)	(512)	(98.3)%
Interest expense	673	1,090	417	38.3%

Total other (income) expenses, net	$(4,647)	$1,264	$5,911	467.6%

Other (income) expenses, net. Net other income increased $6.0 million during the first nine months of fiscal 2010 compared to the same prior year period. During the third quarter of fiscal 2010, the company received a total of $3.9 million in proceeds to settle the CTS litigation, of which $2.3 million, representing the jury’s damages award, was recorded as other income. In addition, on January 29 2010, the company received proceeds of $2.4 million as a distribution from the Primary Fund, which was treated as a recognized subsequent event and recorded as other income. The $0.7 million of other expense in the prior year included a $1.1 million non-cash impairment charge associated with the company’s investment in the Primary Fund, partially offset by payments received under a transition services agreement related to the sale of the company’s Keylink Systems Distribution business in fiscal 2007. The transition services agreement ended on March 31, 2009. Additional information about the CTS settlement and the Primary Fund is included in Note 10 and Note 16 to Condensed Consolidated Financial Statements.
Interest income. Interest income declined $0.5 million during the nine months ended December 31, 2009 compared to the same prior year quarter due to management’s decision to change to a more conservative investment strategy.
Interest expense. Interest expense consists of costs associated with the company’s current and former credit facilities, the former inventory financing arrangement, the amortization of deferred financing fees, and capital leases. Interest expense declined $0.4 million quarter-over-quarter. During the third quarter of fiscal 2009, the company terminated its then-existing credit facility and wrote off unamortized deferred financing fees for the previous credit facility of $0.4 million.
Income Taxes

	Nine Months Ended December 31
	2009	2008

Effective income tax rate	12.7%	8.5%
Income tax expense for the nine months ended December 31, 2009 and 2008 is based on the company’s estimate of the effective tax rate expected to be applicable for the respective full year. The effective tax rates from continuing operations were 12.7% and 8.5% for the nine months ended December 31, 2009 and 2008, respectively. For the nine months of the current fiscal year, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate include state tax expense, as well as discrete items related to foreign refund claims, and, to a lesser extent, an increase to unrecognized tax benefits. The effective tax rate for continuing operations for the nine months of the prior fiscal year was lower than the statutory rate primarily due to the $162.4 million of goodwill impairment recognized in the first nine months ended December 31, 2008, which is a discrete item, the majority of which has no corresponding tax benefit.
`

Business Combinations
Triangle Hospitality Solutions Limited
On April 9, 2008, the company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying Condensed Consolidated Financial Statements from that date forward. Triangle enhanced the company’s international presence and growth strategy in the UK, as well as solidified the company’s leading position in the hospitality and stadium and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $3.1 million was originally assigned to goodwill. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase in goodwill of $0.1 million, net of currency translation adjustments. At December 31, 2009, the goodwill attributed to the Triangle acquisition was $3.1 million. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.
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

Because of the company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not currently permit effectiveness of any new securities registration statements or post-effective amendments, until such time as the company files audited financial statements that reflect the disposition of Magirus or the company requests, and the SEC grants, relief to the company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144.
Recently Adopted and Recently Issued Accounting Standards
A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the nine months ended December 31, 2009, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were primarily comprised of lease and rental obligations at December 31, 2009. The company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.
The company maintains a $50.0 million asset-based revolving credit agreement (the “Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that matures on May 5, 2012. The company’s obligations under the Credit Facility are secured by significantly all of the company’s assets. The Credit Facility contains mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of this type. The Credit Facility replaced a prior $200.0 million unsecured credit facility and a floor plan inventory financing arrangement that were terminated in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively.
At December 31, 2009, the maximum amount available for borrowing under the Credit Facility was $49.6 million. The maximum commitment limit of $50.0 million was reduced by outstanding amounts and letters of credit. However, as of December 31, 2009, the company would have been and still would be limited to borrowing no more than $35.0 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio for the preceding 12-month period, as defined in the underlying agreement.
The company’s Credit Facility also contains a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that in the fourth quarter, the company would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of the company’s new proprietary property management system software, Guest 360°™, as well as the acceleration of the time line related to the internal implementation of the new Oracle ERP system. On January 20, 2010, the company obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures will revert to the $10.0 million limit for the remaining fiscal years under the Credit Facility’s term.
The company had no amounts outstanding under the Credit Facility during the nine months ended December 31, 2009 and through the date of the filing of this Quarterly Report, and the company has no intention to borrow amounts under the Credit Facility in the next 12 months. Except as described above and in Note 16 to Condensed Consolidated Financial Statements, there have been no changes to the Credit Facility since it was executed on May 5, 2009.
As of December 31, 2009 and March 31, 2009, the company’s total debt was approximately $0.4 million, comprised of capital lease obligations in both periods.
Additional information regarding the company’s financing arrangements is included in its Annual Report for the year ended March 31, 2009.
Cash Flow

	Nine months ended
	December 31		Increase (decrease)
(Dollars in thousands)	2009	2008	$

Net cash provided by (used for) continuing operations:
Operating activities	$58,928	$(122,164)	$181,092
Investing activities	5,006	(5,015)	10,021
Financing activities	(77,264)	129,214	(206,478)
Effect of foreign currency fluctuations on cash	1,317	(69)	1,386

Cash flows (used for) provided by continuing operations	(12,013)	1,966	(13,979)
Net operating and investing cash flows provided by discontinued operations	204	510	(306)

Net (decrease) increase in cash and cash equivalents	$(11,809)	$2,476	$(14,285)

Cash flow provided by (used for) operating activities. The $58.9 million in cash provided by operating activities during the nine months ended December 31, 2009 primarily consisted of $4.0 million in income from continuing operations, $14.1 million in non-cash adjustments to income from continuing operations, and changes in working capital. Significant changes in working capital included a $95.0 million increase in accounts payable and a $2.1 million decrease in inventories, partially offset by a $30.6 million increase in accounts receivable, a $20.4 million reduction in accrued liabilities, and a $5.3 million reduction in income taxes (receivable) payable. The increase in accounts payable, increase in accounts receivable, and decrease in inventories were all a result of the higher sales volume during the third quarter of fiscal 2010. The increase in accounts payable also reflects the termination and payment of the company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009 and was reported as a financing activity. Going forward, the company intends to finance inventory purchases through accounts payable without a separate inventory financing facility. The decrease in accrued liabilities primarily related to amounts paid during the first nine months of fiscal 2010 with respect to restructuring actions taken in the prior year, including $12.0 million in cash paid to settle employee benefit plan obligations. The $122.2 million in cash used for operating activities in the prior year included a $167.6 million loss from continuing operations, a $90.7 million decrease in accounts payable due to the establishment of an inventory financing facility, and a $29.4 million decrease in accrued liabilities, offset by $166.2 million for the impairment of goodwill.
Cash flow provided by (used for) investing activities. The $5.0 million in cash provided by investing activities during the nine months ended December 31, 2009 was primarily driven by $12.5 million in proceeds from borrowings against company-owed life insurance policies, which were used to settle employee benefit plan obligations, and $2.3 million in proceeds received related to the claim on the Primary Fund, partially offset by $9.7 million used for the purchase of property and equipment. The company has no obligation to repay, and does not intend to repay, the amounts borrowed against company-owned life insurance policies. The $5.0 million in cash used for investing activities in the prior year quarter consisted of a $7.7 million claim on the

Primary Fund, $4.3 million used for the purchase of property and equipment, and $2.4 million cash paid for the Triangle acquisition, partially offset by $9.5 million in proceeds from the redemption of the cost basis investment in Magirus. As of December 31, 2009, the company had a receivable of $2.4 million related to its Primary Fund investment recorded in “Prepaid expenses and other current assets” within the accompanying Condensed Consolidated Balance Sheets. At December 31, 2009, the company had a remaining uncollected balance of its Primary Fund investment totaling $0.5 million, for which a reserve was previously recorded in fiscal 2009.
Cash flow (used for) provided by financing activities. During the nine months ended December 31, 2009, the company used $77.3 million in cash for financing activities. As discussed above, in May 2009, the company terminated its inventory financing agreement and repaid the $74.2 million balance outstanding. In addition, the company paid $1.5 million in deferred financing fees related to its Credit Facility and paid $1.4 million in cash dividends. The $129.2 million in cash provided by financing activities during the nine months ended December 31, 2008 consists of $131.3 million in proceeds from the company’s former inventory financing agreement, partially offset by $2.0 million in cash dividends paid.
Contractual Obligations
As of December 31, 2009, there were no significant changes to the company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2009.
Off-Balance Sheet Arrangements
The company has not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
A detailed description of the company’s significant accounting policies is included in the company’s Annual Report for the year ended March 31, 2009. There have been no material changes in the company’s significant accounting policies and estimates since March 31, 2009.
Forward-Looking Information
This Quarterly Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, unanticipated deterioration in economic and financial conditions in the United States and around the world, or the consequences if the shareholders either approve or fail to approve the proposed control share acquisition by MAK Capital announced on November 20, 2009. We do not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized. Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in “Risk Factors,” which is included in Part I, Item 1A of the company’s Annual Report for the fiscal year ended March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the company’s Annual Report for the fiscal year ended March 31, 2009. There have been no material changes in the company’s market risk exposures since March 31, 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective solely because of the material weakness relating to the company’s internal control over financial reporting as discussed in Item 9A, “Controls and Procedures,” within “Management’s Report on Internal Controls Over Financial Reporting” contained in the company’s Annual Report for the fiscal year ended March 31, 2009. In light of the fiscal 2009 material weakness, the company performed additional analysis and post-closing procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Management performed a review of the company’s internal control processes and procedures surrounding the revenue recognition cycle. As a result of this review, the company has taken and continues to implement the following steps to prevent future errors from occurring:
1.	The company is conducting a comprehensive review of all existing customer terms and conditions compared to existing customer set-up within the customer database.

2.	Implementing enhanced process and controls around new customer set-up and customer maintenance.

3.	Increasing quarterly sales cut-off testing procedures to include a review of terms and conditions of customer sales contracts.

4.	Implementing quarterly physical inventory counts at specific company warehouses to account for and properly reverse revenue relating to the consolidation and storage of customer owned product.

5.	Implementing a more extensive analysis and enhancing the reconciliation and review process related to revenue and cost of goods sold accounts.

Change in Internal Control over Financial Reporting
The company continues to integrate each acquired entity’s internal controls over financial reporting into the company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete. No changes in our internal control over financial reporting occurred during the first nine months of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, throughout the first nine months of fiscal 2010, the company continued to implement remedial measures related to the material weakness identified as of March 31, 2009, described above.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On July 11, 2006, the company filed a lawsuit in U.S. District Court for the Northern District of Ohio against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. On October 30, 2009, the company settled this case, CTS’ counterclaim, and a related suit brought against the company by CTS’ investment banker, DecisionPoint International, for $3.9 million in satisfaction of the judgment and the company’s previously incurred attorney’s fees. Pursuant to the settlement agreement, the company received payments of $1.9 million on October 28, 2009, payments of $0.3 million on each of November 6, 13, and 20, 2009, and a final payment of $1.1 million on November 25, 2009. The company recorded the $2.3 million in damages awarded in “Other (income) expense, net” and the remaining $1.6 million, representing reimbursement of attorney’s fees, in “Selling, general, and administrative expenses” within the accompanying Condensed Consolidated Statements of Operations.
On September 30, 2008, the company had a $36.2 million investment in The Reserve Fund’s Primary Fund (the “Primary Fund”). Due to liquidity issues, the Primary Fund temporarily ceased honoring redemption requests at that time. The Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved several distributions of cash to investors. During the third and fourth quarters of fiscal 2009, the company estimated and recognized impairment charges of $1.1 million and $1.9 million, respectively, for losses that may occur upon the liquidation of the company’s original investment. The impairment charges for the third quarter of fiscal 2009 were recorded in “Other (income) expense, net” within the accompanying Condensed Consolidated Statements of Operations.
On November 25, 2009, U.S. District Court for the Southern District of New York issued an Order (the “Order”) on an application made by the SEC concerning the distribution of the remaining assets of The Reserve Fund’s Primary Fund. The Order provides for a pro rata distribution of the remaining assets and enjoins certain claims against the Primary Fund and other parties named as defendants in litigation involving the Primary Fund. The Order does not provide a timeframe for the pro rata distribution of the assets.
On January 29, 2010, the company received proceeds of approximately $2.4 million as a distribution from the Primary Fund. This event was treated as a recognized subsequent event and the amount was recorded in “other (income) expense, net” within the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2009, the company had a receivable of $2.4 million recorded in “Prepaid expenses and other current assets” within the accompanying Condensed Consolidated Balance Sheets. At December 31, 2009, the company had a remaining uncollected balance of its Primary Fund investment totaling $0.5 million, for which a reserve was previously recorded in fiscal 2009.

Item 1A.	Risk Factors
There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2009 that may materially affect the company’s business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

3(b)	Amended Code of Regulations of Agilysys, Inc., as approved by shareholders on July 27, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: February 8, 2010	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)