Form 10-K
period 2010-03-31
AGILYSYS INC
filed 2010-06-11
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

28925 Fountain Parkway, Solon, Ohio (Address of principal executive offices)	44139 (Zip Code)

Registrant’s telephone number, including area code: (440) 519-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $101,029,768 computed on the basis of the last reported sale price per share ($6.59) of such shares on the Nasdaq Stock Market LLC.

As of June 1, 2010, the Registrant had the following number of Common Shares outstanding: 22,936,978, of which 4,915,617 were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2010

part I

Item 1.  Business.

Reference herein to any particular year or quarter refers to periods within the Company’s fiscal year ended March 31. For example, fiscal 2010 refers to the fiscal year ended March 31, 2010.

Overview
Agilysys, Inc. (“Agilysys” or the “Company”) is a leading provider of innovative information technology (“IT”) solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated IT data center and point-of-sale needs. The Company possesses data center expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity. Agilysys’ point-of-sale solutions include: proprietary property management, inventory and procurement, point-of-sale, and document management software, proprietary services including expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenue is recurring from software support and hardware maintenance agreements. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”).

History and Significant Events
Agilysys was organized as an Ohio corporation in 1963. While originally focused on electronic components and later enterprise computer distribution, the Company executed two transformative divestitures in fiscal 2003 and fiscal 2007 of its distribution businesses. Proceeds from the divestitures were used to reduce leverage, buy back common shares, and grow the remaining IT solutions business through organic investments and acquisitions.
Today, Agilysys offers diversified products and solutions focused on improving data center and point-of-sale technology solutions for its customers. HSG develops, markets, and sells proprietary property management, point-of-sale, and material and inventory management software applications to operate hotel, casino, destination resort, cruise line, and food service management establishments in the hospitality industry. In addition, HSG provides proprietary implementation and software maintenance services, as well as IBM servers and storage products. RSG is one of the largest North American systems integrators of retail point-of-sale, self-service, and wireless solutions with proprietary business consulting, implementation, and hardware maintenance services. TSG is a leading value-added reseller of mid-to-high end data center solutions that utilize server, networking, and storage hardware, multiple software technologies, and resold and proprietary services.
The Company was actively building out its solution capabilities in mid-calendar year 2007 and early 2008 through acquisitions, as the Company invested capital raised from the divestiture of its KeyLink Systems Distribution Business (“KSG”), which was its enterprise computer distribution business. As evidence of a recession surfaced in early calendar year 2008, customers’ outlook changed and capital expenditures on IT solutions were slashed. As a result of the decline in GDP, a weak macroeconomic environment, significantly reduced liquidity in the credit markets, and changes in demand for IT products, the Company focused on aligning cost structure with current and expected revenue levels, improving efficiencies, and increasing cash flows. Agilysys took aggressive actions to reduce its cost structure and improve profitability. Specifically, the Company executed the following restructuring actions over the past two years:

—	restructured the go-to-market strategy for TSG’s professional services offering;
—	exited the Asian operations of TSG;
—	reduced corporate overhead and realigned executive management;
—	closed corporate offices in Boca Raton, Florida and relocated and consolidated its headquarters with the existing facilities in Solon, Ohio;

—	realigned certain operational and administrative departments;
—	streamlined processes to reduce costs and drive efficiencies; and

— implemented a new Oracle Enterprise Resource Planning (“ERP”) software system for North American operations on April 1, 2010 to further improve operating efficiencies and reduce costs, replacing a legacy distribution IT system that required significant manual processes to meet its regulatory, management, and customer reporting requirements.

Industry
According to information published in April 2010 by Gartner, Inc. (“Gartner”), a leading provider of information technology research and advisory services, worldwide IT spending on hardware, software, and IT services was estimated at $1.3 trillion in calendar year 2009, with all three sectors experiencing a combined 4.5% decline over spending in calendar year 2008. However, in calendar year 2010, Gartner projects worldwide IT spending on hardware, software, and IT services to grow to $1.4 trillion, an increase of 5.6%. Hardware and services are each expected to increase 5.7% globally, while software is projected to increase 5.1%, driven by continued improvement in the global economy. Gartner projects that this worldwide growth will continue into calendar year 2011, with modest growth of approximately 4%. The slowdown in IT spending during calendar year 2009 negatively affected the Company’s revenues and results of operations for fiscal 2010 and fiscal 2009. However, the Company believes that it is well-positioned to take advantage of the projected growth in IT spending in future periods.

The non-consumer IT industry consists of a supply chain made up of suppliers, distributors, resellers, and corporate and public-sector customers. Agilysys operates in the reseller category as a solution provider, as well as a software developer in the hospitality industry and system integrator in the retail industry.

To ensure the efficient and cost-effective delivery of products and services to market, IT suppliers are increasingly outsourcing functions such as logistics, order management, sales, and technical support. Solution providers play crucial roles in this outsourcing strategy by offering customers technically skilled and market-focused sales and services organizations. Certain solution providers, such as Agilysys, offer additional proprietary products and services that complement a total, customer-focused solution.

Products and Services
Within the markets in which Agilysys operates, product sets include hardware, software, and services. Total revenues from continuing operations for the Company’s three specific product areas are as follows:

	For the Year Ended March 31
(In thousands)	2010	2009	2008

Hardware	$440,242	$464,410	$482,144
Software	80,505	88,902	95,289
Services	119,684	177,408	182,735

Total	$640,431	$730,720	$760,168

The Company purchases IT products and services both directly from HP, IBM, Sun, and other original equipment manufacturers (“OEM”) and through its primary distributor, Arrow Electronics, Inc. (“Arrow”), and re-sells this equipment to its customers. These OEMs require Agilysys, as a reseller, to purchase a substantial amount of product and services through a Tier I distributor such as Arrow. The Company has a long-term purchase agreement with Arrow that includes an obligation to purchase a minimum of $330 million of product and services per year through fiscal 2012. However, the agreement with Arrow does not impact the OEM the Company selects, or the Company’s customer selects, to fulfill an order.
Sales of products and services from the Company’s three largest OEMs accounted for 66%, 65%, and 65%, of the Company’s sales volumes in fiscal years 2010, 2009, and 2008, respectively, comprised as follows:

	For the year ended March 31
(In thousands)	2010	2009	2008

HP	21%	22%	27%
IBM	13%	12%	15%
Sun Microsystems (1)	32%	31%	23%

Total	66%	65%	65%

(1)	The relationship with Sun Microsystems began in July 2007 with the Company’s acquisition of Innovative Systems Design, Inc. (“Innovative”), which was aggregated into the TSG business segment.

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain economic and operating aggregation criteria are met. With the divestiture of KSG in fiscal 2007, the continuing operations of the Company represented one business segment that provided IT solutions to corporate and public-sector customers. In fiscal 2008, the Company evaluated its business groups and developed a structure to support the Company’s strategic direction, as it transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the Company now has three reportable business segments: HSG, RSG, and TSG. See Note 13 to Consolidated Financial Statements titled, Business Segments, for a discussion of the Company’s segment reporting.

Customers
Agilysys’ customers include large and medium-sized companies, divisions or departments of corporations in the Fortune 1000, and public-sector institutions. The Company serves customers in a wide range of industries, including telecommunications, education, finance, government, healthcare, hospitality, manufacturing, and retail. The following table presents sales to Verizon Communications, Inc. (“Verizon”) as a percentage of Agilysys’ total sales and TSG’s total sales in fiscal years 2010, 2009, and 2008:

	For the year ended March 31
(In thousands)	2010	2009	2008

Percentage of Agilysys total sales	27%	23%	12%
Percentage of TSG total sales	39%	33%	16%

Uneven Sales Patterns and Seasonality
The Company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, TSG experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Third quarter sales were 34%, 31%, and 33% of annual revenues for fiscal years 2010, 2009, and 2008, respectively. Agilysys believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain in the foreseeable future.

Backlog
The Company historically has not had a significant backlog of orders due to its ability to quickly fulfill customer orders. There was no significant backlog at March 31, 2010.

Competition
The reselling of innovative IT solutions is competitive, primarily with respect to price, but also with respect to service levels. The Company faces competition with respect to developing and maintaining relationships with customers. Agilysys competes for customers with other solution providers and occasionally with some of its suppliers in its RSG and TSG business segments.
There are very few public enterprise product resellers in the IT solution provider market. As such, Agilysys’ competition is typically small or regional, privately held technology solution providers with $50 million to $500 million in revenues. The Company competes with large companies such as Micros Systems, Inc. and Radiant Systems, Inc. within HSG, and Berbee Information Networks Corporation (a division of CDW Corporation), Forsythe Solutions Group, Inc., and Logicalis Group within TSG. RSG’s competitive marketplace is highly fragmented with respect to system integrators.

Employees
As of June 1, 2010, Agilysys had approximately 1,200 employees. The Company is not a party to any collective bargaining agreements, has had no strikes or work stoppages, and considers its employee relations to be excellent.

Markets
Agilysys sells its products principally in the United States and Canada and entered the China, Hong Kong, and UK markets through acquisitions. Sales to customers outside of the United States and Canada do not represent a significant percentage of the Company’s sales.

In January 2009, the Company sold the stock of TSG’s operations in China and certain assets of TSG’s Hong Kong operations. However, HSG still continues to operate and grow in Asia, specifically in Hong Kong, Macau, and Singapore, as well as in the UK and Middle East.

Access to Information
Agilysys’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available free of charge through its Internet site (http://www.agilysys.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information posted on the Company’s Internet site is not incorporated into this Annual Report on Form 10-K (“Annual Report”). In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

Our profitability could suffer if we are not able to maintain favorable pricing.
Our profitability is dependent on the rates we are able to charge for our products and services. If we are not able to maintain favorable pricing for our products and services, our profit margin and our profitability could suffer. The rates we are able to charge for our products and services are affected by a number of factors, including:

—	our customers’ perceptions of our ability to add value through our services;
—	competition;
—	introduction of new services or products by us or our competitors;
—	our competitors’ pricing policies;
—	our ability to charge higher prices where market demand or the value of our services justifies it;
—	our ability to accurately estimate, attain, and sustain contract revenues, margins, and cash flows over long contract periods;

—	procurement practices of our customers; and
—	general economic and political conditions.

Our profitability is partly dependent upon restructuring and executing planned cost savings.
During fiscal 2009 and fiscal 2010, we initiated actions intended to reduce our cost structure and improve profitability, including the following restructuring actions:

—	restructured the go-to-market strategy for TSG’s professional services offering;
—	exited Asian operations of TSG;
—	reduced corporate overhead and realigned executive management;
—	closed corporate offices in Boca Raton, Florida and relocated and consolidated our corporate headquarters with our existing facilities in Solon, Ohio;

—	realigned certain operational and administrative departments:
—	streamlined processes to reduce costs and drive efficiencies; and
—	implemented a new Oracle ERP software system for North American operations on April 1, 2010 to further improve operating efficiencies and reduce costs, replacing a legacy distribution IT system that required significant manual processes to meet its regulatory, management, and customer reporting requirements.
If our cost reduction efforts are ineffective or our estimates of cost savings are inaccurate, our profitability could be negatively impacted. We may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts, and may experience business disruptions associated with the restructuring and cost reduction activities. These efforts may not produce the full efficiency and cost reduction benefits that we expect. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated.

A significant portion of our revenues are derived from a single customer.
In fiscal years 2010, 2009, and 2008, 27%, 23%, and 12%, respectively, of our total revenues were derived from Verizon. If we were to lose Verizon as a customer, or if pricing offered by our OEMs to Agilysys on sales to Verizon changed such that the gross margin earned on sales to Verizon was materially reduced, or if Verizon was to become insolvent or otherwise unable to pay for products and services, or was to become unwilling or unable to make payments in a timely manner, it could have a material adverse effect on the Company’s business, results of operations, financial condition, or liquidity. A further or extended economic downturn could also reduce profitability and cash flow.

We contract with a small number of key OEMs and changes in their incentive programs could have a material impact on our results.
We presently have contracts with a small number of key OEMs, including IBM, HP, EMC2, Hitachi Data Systems, and Sun Microsystems, Inc. (now owned by Oracle). Our contracts with these OEMs vary in duration and are generally terminable by either party at will upon notice. The loss of any of these OEMs or a combination of certain other OEMs could have a material adverse effect on the Company’s business, results of operations, and financial condition. From time to time, an OEM may terminate the Company’s right to sell some or all of its products and services or change the terms and conditions of the relationship or reduce or discontinue the incentives or programs offered. Any termination or the implementation of these changes could have a material negative impact on the Company’s results of operations.
The loss of the right to sell the products and services of any of the top three OEMs or a combination of certain other OEMs could have a material adverse effect on the Company’s business, results of operations, and financial condition unless alternative products manufactured by other OEMs are available to the Company. In addition, although the Company believes that its relationships with its OEMs are good, there can be no assurance that the Company’s OEMs will continue to supply products on terms acceptable to the Company. Through agreements with its OEMs, Agilysys is authorized to sell all or some of the OEMs’ products. The authorization with each OEM is subject to specific terms and conditions regarding such items as purchase discounts and supplier incentive programs including sales volume incentives and cooperative advertising reimbursements. A substantial portion of the Company’s profitability results from incentive programs with the OEMs. These incentive programs are at the discretion of the OEM. From time to time, OEMs may terminate the right of the Company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material adverse impact on the Company’s results of operations.

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
For example, in early calendar 2010, Oracle completed its acquisition of Sun Microsystems, Inc. (“Sun”), and we are Sun’s largest commercial reseller in the U.S. We are unaware of the totality of changes Oracle may make to Sun’s hardware business, and such changes may adversely affect us.

The market for our products and services is affected by changing technology and if we fail to anticipate and adapt to such changes, our results of operations may suffer.
The markets in which the Company competes are characterized by ongoing technological change, new product introductions, evolving industry standards, and changing needs of customers. Our competitive position and future success will depend on our ability to anticipate and adapt to changes in technology and industry standards. If we fail to successfully manage the challenges of rapidly changing technology, the Company’s results of operations could be materially adversely affected.

We may be unable to hire enough qualified employees or we may lose key employees.
We rely on the continued service of our senior management, including our Chief Executive Officer, members of our executive team, and other key employees and the hiring of new qualified employees. In the technology services industry, there is substantial and continuous competition for highly-skilled personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. We also may experience increased compensation costs that are not offset by either improved productivity or higher prices. With rare exceptions, we do not have long-term employment agreements with our employees and only our key employees are subject to non-competition agreements. The loss of key employees and members of our senior management team may be disruptive to our operations.

Part of our total compensation program includes share-based compensation. Share-based compensation is an important tool in attracting and retaining employees in our industry. If the market price of our common shares declines or remains low, it may adversely affect our ability to retain or attract employees. In addition, because we expense all share-based compensation, we may in the future change our share-based and other compensation practices. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our business could be materially adversely affected if we cannot successfully implement changes to our information technology to support a changed business.
Our legacy information systems were principally designed for a distribution business. We converted our legacy business information systems for our North American operations to a single Oracle ERP system on April 1, 2010. We committed significant resources to this conversion. This conversion is complex and while we used a controlled project plan, we may not be able to successfully implement changes and manage our internal systems, procedures, and controls. If we are unable to successfully complete this implementation in an efficient or timely manner, it could materially adversely affect our business.

Prolonged economic weakness may cause a further decline in spending for information technology, adversely affecting our financial results.
Our revenue and profitability depend on the overall demand for our products and services and continued growth in the use of technology in our customers’ businesses. In challenging economic environments, our customers may reduce or defer their spending on new technologies. At the same time, many companies have already invested substantial resources in their current technological resources, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes, and infrastructures. Delays or reductions in demand for information technology by end users could have a material adverse effect on the demand for our products and services. In the last two years, we have experienced weakening in the demand for our products and services. If the markets for our products and services continue to soften, our business, results of operations, or financial condition could be materially adversely affected.

In recent years, capital markets experienced periods of dislocation and instability, which have had and could continue to have a negative impact on our business and operations.
The recent disruption in the U.S. and global capital markets has impacted, and in the future could impact, the broader financial and credit markets and reduce the availability and increase the price of debt and equity capital for the market as a whole. If these conditions persist for a prolonged period of time or worsen in the future, the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely affect our business, financial condition, results of operations, and our ability to obtain and manage our liquidity. Any such developments could have a material adverse impact on our business, financial condition, and results of operations.

Credit market developments may adversely affect our business and results of operations by reducing availability under our credit agreement.
On May 5, 2009, we entered into a new credit facility, as discussed in Item 7 of this Annual Report titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and in Note 8 to Consolidated Financial Statements titled, Financing Arrangements. Although we do not intend to borrow in the near term, if our lender fails to honor its legal commitments under our credit facility, it could be difficult in the current environment to replace this facility on similar terms.
In the current volatile state of the credit markets, there is risk that any lender, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features, and otherwise accessing capital and/or honoring loan commitments. The failure of the lender under the Company’s credit facility may impact our ability to borrow money to finance our operating activities.

Disruptions in the financial and credit markets may adversely impact the spending of our customers, which could adversely affect our business, results of operations, and financial condition.
Demand for our products and services depends in large part upon the level of capital available to our customers. Decreased customer capital spending could have a material adverse effect on the demand for our services and our business, results of operations, and financial condition. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. There can be no assurance that government responses to the disruptions on the financial markets will restore confidence, stabilize markets, or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.
An effective internal control environment is necessary for the Company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements and to continuously improve and remediate internal controls over financial reporting.
While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we may be unable to produce reliable financial reports or prevent fraud, which could materially adversely affect our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such actions could affect investor perceptions of the Company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common shares to decline or limit our access to capital.

We make estimates and assumptions in connection with the preparation of the Company’s Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
In connection with the preparation of the Company’s Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in Item 7 of this annual Report titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations and we describe other significant accounting policies in Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies. In addition, as discussed in Note 12 to Consolidated Financial Statements titled, Commitments and Contingencies, we record a liability for commitments and contingencies when the outcome is probable and estimable, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material adverse effect on our results of operations.

If we acquire new businesses, we may not be able to successfully integrate them or attain the anticipated benefits.
As part of our operating history and growth strategy, we have acquired other businesses. In the future, we may continue to seek acquisitions. We can provide no assurance that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In particular, the integration of acquired technologies with our existing products could cause delays in the introduction of new products. In connection with future acquisitions, we may incur significant charges to earnings as a result of, among other things, the write-off of purchased research and development. If we are unsuccessful in integrating our acquisitions, or if the integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business or the acquisition. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.
Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of additional indebtedness. Furthermore, we can provide no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable. Acquisitions involve numerous risks, including the following:

—	problems combining the acquired operations, technologies, or products;

—	unanticipated costs or liabilities;
—	diversion of management’s attention;
—	adverse effects on existing business relationships with suppliers and customers;
—	risks associated with entering markets in which we have limited or no prior experience; and
—	potential loss of key employees, particularly those of the acquired organizations.

We may incur additional goodwill and intangible asset impairment charges that adversely affect our operating results.
We review goodwill for impairment annually and more frequently if events and circumstances indicate that our goodwill and other indefinite-lived intangible assets may be impaired and that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our common share price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period.
We performed our annual goodwill and intangible asset impairment test as of February 1, 2010 and concluded that no impairment existed. Accordingly, we did not recognize any non-cash goodwill or intangible asset impairment charges in fiscal 2010. However, as a result of a significant deterioration in macroeconomic conditions, there was a decline in global equity valuations during fiscal 2009 that impacted our market capitalization. Based upon the results of impairment tests performed during fiscal 2009, we concluded that a portion of our goodwill and identifiable intangible assets were impaired. As such, we recognized non-cash impairment charges in the first, second, and fourth quarters of fiscal 2009 for goodwill and intangible assets totaling $231.9 million. This total did not include $20.6 million in goodwill and intangible asset impairment that related to the CTS Corporations (“CTS”), a business acquired in May 2005, that was classified as restructuring charges in the first quarter of fiscal 2009. These impairment charges did not impact our consolidated cash flows, liquidity, or capital resources. See Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies and Item 7 of this annual Report, titled, Critical Accounting Policies, Estimates & Assumptions in Item 7 titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations — for further discussion of the impairment testing of goodwill and identifiable intangible assets.
A continued decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our businesses and we could be required to record additional impairment charges in the future, which would impact our consolidated balance sheet, as well as our consolidated statement of operations. If we were required to recognize an additional impairment charge in the future, the charge would not impact our consolidated cash flows, current liquidity, or capital resources.

We are subject to litigation, which may be costly.
As a company that does business with many customers, employees, and suppliers, we are subject to a variety of legal and regulatory actions, including, but not limited to, claims made by or against us relating to taxes, health and safety, employee benefit plans, employment discrimination, contract compliance, intellectual property rights, and intellectual property licenses. The results of such legal and regulatory actions are difficult to predict. Although we are not aware of any instances of non-compliance with laws, regulations, contracts, or agreements and we do not believe that any of our products and services infringes any property rights or licenses, we may incur significant legal expenses if any such claim were filed. If we are unsuccessful in defending a claim, it could have a material adverse effect on our business, financial condition, or results of operations.

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

As a publicly traded company, our common share price is subject to many factors, including certain market trends that are out of our control and that may not reflect our actual intrinsic value.
We can experience short-term increases and declines in the price of our common shares and such fluctuations may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. These fluctuations could favorably or unfavorably impact our business, financial condition, or results of operations. Our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

We continue to maintain a long-term product procurement commitment with Arrow.
We entered into a long-term product procurement agreement with Arrow, which sets forth certain pricing and rebates, subject to certain terms and conditions. In addition, the agreement requires us to purchase a wide variety of products totaling a minimum of $330 million per year through fiscal 2012. If we do not meet the minimum purchase requirements of this product procurement agreement, other than for certain reasons that are not within our control, we will be required to pay Arrow an amount equal to 1.25% of the shortfall in annual purchases, which could materially impact our financial position, results of operations, and cash flows. If this agreement is terminated, adequate alternative supply sources exist and, therefore, it would not have a material adverse effect on our financial position, results of operations, or cash flows.

Our largest shareholder, MAK Capital, received shareholder approval to acquire up to one-third of our common shares, which could impact corporate policy and strategy, and MAK Capital’s interests may differ from those of other shareholders.
Pursuant to the approval by shareholders of a control share acquisition proposal, MAK Capital has the right to acquire in the aggregate one-fifth or more, but less than one-third, of our outstanding common shares. What a significant shareholder might do in response to a particular decision of the Board could potentially affect the interests of the Company and the other shareholders, making this a legitimate inquiry for the Board in considering the range of possible corporate policies and strategies in the future and potentially influencing corporate policy and strategic planning.
If MAK Capital increases its ownership as permitted, and the Voting Trust Agreement it entered into with Computershare were to terminate for any reason, MAK Capital would have a level of control that would enable it to effectively block transactions requiring under Ohio law the approval of two-thirds of the outstanding common shares, such as a business combination, or majority share acquisition involving the issuance of common shares entitling the holders to exercise one-sixth or more of the voting power of the Company, each of which requires approval by two-thirds of the outstanding common shares. MAK Capital might also be able to initiate or substantially assist any such transaction. Even with the limitations on MAK Capital’s voting power imposed by the Voting Trust Agreement, it would be more difficult for the other shareholders to approve such a transaction if MAK Capital opposed it, and MAK Capital’s interests may differ from those of other shareholders.

We may be required to adopt International Financial Reporting Standards (IFRS). The ultimate adoption of such standards could negatively impact our business, financial condition, or results of operations.
Although not yet required, we could be required to adopt IFRS for our accounting standards, which is different from accounting principles generally accepted in the United States of America. The implementation and adoption of new standards could favorably or unfavorably impact our business, financial condition, or results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s principal corporate offices are located in a 100,000 square foot facility in Solon, Ohio. As of March 31, 2010, the Company owned or leased a total of approximately 362,000 square feet of space for its continuing operations, which is devoted principally to sales and administrative offices. The Company’s major leases contain renewal options for periods of up to 7 years. For information concerning the Company’s rental obligations, see the discussion of contractual obligations under Item 7 contained in Part II, as well as Note 7 to Consolidated Financial Statements titled, Lease Commitments. The Company believes that its office facilities are well maintained, are suitable, and provide adequate space for the operations of the Company.

The Company’s materially important facilities as of March 31, 2010, are set forth in the table below.

Location	Type of facility	Approximate square footage	Segment	Leased or owned

Solon, Ohio	Warehouse and administrative offices	100,000	Corporate	Leased
Alpharetta, Georgia	Administrative offices	29,500	HSG	Leased
Las Vegas, Nevada	Administrative offices	26,700	HSG	Leased
Edison, New Jersey	Administrative offices	21,100	TSG	Leased
Taylors, South Carolina	Warehouse and administrative offices	77,500	RSG	Leased

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
On September 30, 2008, the Company had a $36.2 million investment in The Reserve Fund’s Primary Fund (the “Primary Fund”). Due to liquidity issues, the Primary Fund temporarily ceased honoring redemption requests at that time. The Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved several distributions of cash to investors. On November 25, 2009, U.S. District Court for the Southern District of New York issued an Order (the “Order”) on an application made by the SEC concerning the distribution of the remaining assets of The Reserve Fund’s Primary Fund. The Order provided for a pro rata distribution of the remaining assets and enjoined certain claims against the Primary Fund and other parties named as defendants in litigation involving the Primary Fund, but provided no timeframe for distribution. As of March 31, 2010, the Company had received $35.7 million of the investment, with a remaining uncollected balance of its Primary Fund investment totaling $0.5 million. The Company is unable to estimate the timing of future distributions, if any, from The Primary Fund.

Item 4.  [Removed and Reserved].

Item 4A.  Executive Officers of the Registrant.

The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position, and principal occupation and employment during the past five years through June 1, 2010, of the Company’s executive officers.
There is no relationship by blood, marriage, or adoption among the listed officers. All executive officers serve until terminated.

Executive Officers of the Registrant

Name	Age	Current Position at June 1, 2010	Other Positions

Martin F. Ellis	45	President and Chief Executive Officer of the Company since October 2008	Executive Vice President, Treasurer and Chief Financial Officer from June 2005 to October 2008. Executive Vice President, Corporate Development and Investor Relations from July 2003 to June 2005.
Paul A. Civils, Jr.	59	Senior Vice President and General Manager since November 2008	Vice President and General Manager, Retail Solutions from October 2003 to November 2008.
John T. Dyer	35	Vice President and Controller since November 2008	Director of Internal Audit from March 2007 to November 2008. Prior to March 2007, various progressive positions in finance, accounting, internal audit, and management with The Sherwin-Williams Company.
Kenneth J. Kossin, Jr.	45	Senior Vice President and Chief Financial Officer since October 2008	Vice President and Controller from October 2005 to October 20, 2008. Assistant Controller from April 2004 to October 2005.
Anthony Mellina	54	Senior Vice President and General Manager since November 2008	Senior Vice President, Sun Technology Solutions from October 2007 to November 2008. Prior to October 2007, Chief Executive Officer for Innovative Systems Design, Inc. from July 2003.

Name	Age	Current Position at June 1, 2010	Other Positions

Tina Stehle	53	Senior Vice President and General Manager since November 2008	Senior Vice President Hospitality Solutions from July 2007 to November 2008. Vice President and General Manager, Hospitality Solutions from August 2006 to July 2007. Vice President, Software Services from February 2004 to August 2006.
Curtis C. Stout	39	Vice President and Treasurer since November 2008	Vice President, Corporate Development and Planning from April 2007 to November 2008. Director, Business Planning and Development from April 2004 to March 2007.
Kathleen A. Weigand	51	General Counsel and Senior Vice President — Human Resources since March 2009 and Secretary since April 2010	Executive Vice President, General Counsel, and Secretary for U-Store It Trust from January 2006 to December 2008. Deputy General Counsel and Assistant Secretary for Eaton Corporation from 2003 to 2005.

part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares, without par value, are traded on the NASDAQ Stock Market LLC. Common share prices are quoted daily under the symbol “AGYS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two fiscal years are presented in the table below.

	Year ended March 31, 2010
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$—	$—	$0.06
Price range per common share	$4.16-$8.83	$3.95-$7.48	$4.50-$9.95	$8.25-$12.19	$3.95-$12.19
Closing price on last day of period	$4.68	$6.59	$9.11	$11.17	$11.17

	Year ended March 31, 2009
	First quarter	Second quarter	Third quarter	Fourth quarter	Year

Dividends declared per common share	$0.03	$0.03	$0.03	$0.03	$0.12
Price range per common share	$9.65-$12.64	$10.09-$13.34	$2.09-$9.48	$3.26-$4.93	$2.09-$13.34
Closing price on last day of period	$11.34	$10.09	$4.29	$4.30	$4.30

As of May 28, 2010, there were 22,936,978 common shares of the Company outstanding, and there were 2,111 shareholders of record. However, the Company believes that there is a larger number of beneficial holders of its common shares. The closing price of the common shares on May 28, 2010, was $6.74 per share.
In fiscal 2010, the Company paid cash dividends on common shares on May 1, 2009 and August 3, 2009, as authorized by the Board of Directors. On August 5, 2009, the Company announced that its Board of Directors voted to eliminate future dividend payments due to the evolution of the Company’s business model and the weak operating performance that resulted in the Company not maintaining its fixed charge coverage ratio under the new credit facility the Company executed in May 2009, as discussed in Item 7 of this Annual Report titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and in Note 8 to Consolidated Financial Statements titled, Financing Arrangements. The elimination of the dividend preserves approximately $2.7 million in cash for the Company on an annualized basis and further improves financial flexibility.
In fiscal 2009, the Company paid cash dividends on common shares quarterly, as authorized by the Board of Directors. Dividends were paid in May, August, November, and February of the fiscal year.
The Company maintains a Dividend Reinvestment Plan whereby cash dividends, if any, and additional monthly cash investments up to a maximum of $5,000 per month may be invested in the Company’s common shares at no commission cost.
No repurchases of common shares were made by or on behalf of the Company during fiscal 2010.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in the Company’s common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software (the Company’s “Peer Group”) for the period March 31, 2005 through March 31, 2010:

Comparison of Cumulative Five Year Total Return

Indexed returns
		Fiscal years ending
Company Name / Index	Base period March 2005	March 2006	March 2007	March 2008	March 2009	March 2010

Agilysys, Inc.	$100.00	$77.16	$116.25	$60.42	$22.87	$60.09
Russell 2000	$100.00	$125.85	$133.28	$115.95	$72.47	$118.87
Peer Group	$100.00	$112.25	$116.63	$94.85	$64.69	$104.35

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	For the year ended March 31
(In thousands, except per share data)	2010	2009	2008	2007	2006

Operating results (a)(b)(c)(d)
Net sales	$640,431	$730,720	$760,168	$453,740	$463,375
Restructuring charges (credits)	823	40,801	(75)	(2,531)	5,337
Asset impairment charges	293	231,856	—	—	—
Income (loss) from continuing operations, net of taxes	$3,576	$(282,187)	$1,858	$(9,927)	$(20,541)
(Loss) income from discontinued operations, net of taxes	(29)	(1,947)	1,801	242,782	48,655

Net income (loss)	$3,547	$(284,134)	$3,659	$232,855	$28,114

Per share data (a)(b)(c)(d)
Basic
Income (loss) from continuing operations	$0.16	$(12.49)	$0.07	$(0.32)	$(0.69)
(Loss) income from discontinued operations	(0.00)	(0.09)	0.06	7.91	1.63

Net income (loss)	$0.16	$(12.58)	$0.13	$7.59	$0.94

Diluted
Income (loss) from continuing operations	$0.15	$(12.49)	$0.07	$(0.32)	$(0.69)
(Loss) income from discontinued operations	(0.00)	(0.09)	0.06	7.91	1.63

Net income (loss)	$0.15	$(12.58)	$0.13	$7.59	$0.94

Cash dividends declared per common share	$0.06	$0.12	$0.12	$0.12	$0.12

Weighted-average shares outstanding
Basic	22,626,586	22,586,603	28,252,137	30,683,766	29,935,200
Diluted	23,087,741	22,586,603	28,766,112	30,683,766	29,935,200
Financial position
Total assets	$330,371	$374,436	$695,871	$893,716	$763,513
Long-term obligations (e)	$384	$157	$255	$3	$99
Total shareholders’ equity	$198,924	$192,717	$479,465	$626,844	$385,176

(a)	In fiscal 2008, the Company acquired Stack Computer (“Stack”), InfoGenesis, Inc. (“InfoGenesis”), Innovative Systems Design, Inc. (“Innovative”), and Eatec Corporation (“Eatec”). In fiscal 2009, the Company acquired Triangle Hospitality Solutions Limited (“Triangle”). Accordingly, the results of operations for these acquisitions are included in the accompanying consolidated financial statements since the acquisition date. See Note 2 to Consolidated Financial Statements titled, Acquisitions, for additional information.
(b)	In fiscal 2010, 2009, and 2008, discontinued operations primarily represents TSG’s China and Hong Kong operations and the resolution of certain contingencies. The Company sold the stock of TSG’s China operations and certain assets of TSG’s Hong Kong operations in January 2009. In fiscal 2007 and 2006, discontinued operations primarily represents TSG’s China and Hong Kong operations and KSG, which was sold in fiscal 2007. See Note 3 to Consolidated Financial Statements titled, Discontinued Operations, for additional information regarding the Company’s TSG’s China and Hong Kong operations and the sale of KSG’s assets and operations.
(c)	In fiscal 2007, the Company included the operating results of Visual One Systems Corporation (“Visual One”), a company that was acquired in January 2007, in the results of operations from the date of acquisition. In fiscal 2006, the Company included the results of operations of CTS from its date of acquisition.
(d)	In fiscal 2008, an impairment charge of $4.9 million was recognized on the Company’s equity investment in Magirus AG (“Magirus”). In fiscal 2007, the Company recognized an impairment charge of $5.9 million ($5.1 million after taxes) on its equity method investment in Magirus. See Note 6 to Consolidated Financial Statements titled, Investment in Magirus — Sold in November 2008, for further information regarding this investment.
(e)	The Company’s long-term obligations consist of the non-current portion of capital lease obligations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), management explains the general financial condition and results of operations for Agilysys, Inc. and its subsidiaries including:

—	what factors affect the Company’s business;
—	what the Company’s earnings and costs were;
—	why those earnings and costs were different from the year before;
—	where the earnings came from;
—	how the Company’s financial condition was affected; and
—	where the cash will come from to fund future operations.
The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding the Company’s consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 15 of this Annual Report titled, “Financial Statements and Supplementary Data.” Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” below and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in the Company.

Overview

Agilysys, Inc. is a leading provider of innovative information technology (“IT”) solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated data center and point-of-sale needs. The Company possesses data center expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity. Agilysys’ point-of-sale solutions include proprietary property management, inventory and procurement, point-of-sale and document management software, proprietary services, expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenues are from software support and hardware maintenance agreements, which are recurring in nature.
Headquartered in Solon, Ohio effective October 2008, Agilysys operates extensively throughout North America, with additional sales offices in the United Kingdom and Asia. Agilysys has three reportable business segments: Hospitality Solutions (“HSG”), Retail Solutions (“RSG”), and Technology Solutions (“TSG”). See Note 13 to Consolidated Financial Statements titled, Business Segments, which is included in Item 15, for additional discussion.
The Company recently completed a strategic planning process, with the primary objective to create shareholder value by exploiting growth opportunities and strengthening its competitive position in the solutions and markets that it competes. The plan builds on the Company’s existing strengths and targets growth driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:

•	Growing sales of its proprietary offerings, both software and services. The Company developed a corporate-wide initiative to increase the proprietary content in its overall revenue stream. Each reportable business segment is executing a plan to increase its proprietary software, services, and solution sets based on existing competitive advantages and market opportunities.

•	Diversifying its customer base across geographies and industries. Agilysys technologies are suited to serve a very large, worldwide marketplace. Opportunities exist to selectively pursue international growth and domestic growth beyond the Company’s traditionally strong customer set. North American sales accounted for 99% of fiscal 2010 revenue.
•	Capitalizing on the Company’s intellectual property and emerging technology trends. Agilysys has significant intellectual property in the form of proprietary software, solution sets created using third party technologies with its interface and integration offerings, and a highly technical workforce. In HSG, the new property management software, Guest360tm, will be ready for general release in fiscal 2011. This software will create sales opportunities beyond HSG’s traditional commercial gaming and destination resort hotels in North America. RSG has long been a leader in developing mobile and wireless solutions for retailers. The proliferation of mobility solutions makes RSG uniquely positioned to assist retailers with the transition of their store front technologies to a mobile and wireless centric environment. In TSG, the Company is differentiated from pure fulfillment resellers by its highly technical workforce that continues to create leading data center solutions that reduce customer costs and improve data center performance.
•	Leveraging the Company’s investment in Oracle ERP software to further improve operating efficiencies and reduce costs. The Company implemented a new Oracle ERP system for North American operations on April 1, 2010, replacing a legacy distribution IT system that required significant manual processes to meet its regulatory, management, and customer reporting requirements. As new business processes solidify, opportunities to further improve operating efficiencies, working capital management, and customer service will be realized.
Fiscal 2009 was a transitional year for the Company, as the Company’s headquarters were relocated back to Ohio and new leaders stepped into the Company’s executive officer roles. In fiscal 2010 and 2009, the Company experienced a slowdown in sales as a result of the softening of the IT market in North America, with net sales decreasing 12.4% year-over-year. Gross margin as a percentage of sales decreased 160 basis points year-over-year to 25.2% at March 31, 2010 versus 26.8% at March 31, 2009, primarily due to lower selling margins and lower vendor rebates as a result of the lower sales volumes during fiscal 2010. The Company recognized a higher proportion of lower margin hardware revenues during fiscal 2010 versus proprietary software and service revenues, for which margins were higher.
In July 2008, the Company decided to exit TSG’s China and Hong Kong businesses. In January 2009, the Company sold the stock of TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million. HSG continues to operate in Hong Kong and China. As disclosed in previous filings, the Company sold KSG in March 2007 and now operates solely as an IT solutions provider. For financial reporting purposes, the current and prior period operating results of TSG’s Hong Kong and China businesses and KSG have been classified within discontinued operations for all periods presented. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.

Results of Operations

Fiscal 2010 Compared with Fiscal 2009

Net Sales and Operating Loss
The following table presents the Company’s consolidated revenues and operating results for the fiscal years ended March 31, 2010 and 2009:

	Year ended March 31		(Decrease) increase
(Dollars in thousands)	2010	2009	$	%

Net sales
Product	$520,747	$553,312	$(32,565)	(5.9)%
Service	119,684	177,408	(57,724)	(32.5)%

Total	640,431	730,720	(90,289)	(12.4)%
Cost of goods sold
Product	429,218	462,248	(33,030)	(7.1)%
Service	49,686	72,379	(22,693)	(31.4)%

Total	478,904	534,627	(55,723)	(10.4)%

Gross margin	161,527	196,093	(34,566)	(17.6)%
Gross margin percentage	25.2%	26.8%
Operating expenses
Selling, general, and administrative expenses	167,248	198,867	(31,619)	(15.9)%
Asset impairment charges	293	231,856	(231,563)	nm
Restructuring charges	823	40,801	(39,978)	nm

Operating loss	$(6,837)	$(275,431)	$268,594	nm
Operating loss percentage	(1.1)%	(37.7)%

nm — not meaningful.

The following table presents the Company’s revenues and operating results by business segment for the fiscal years ended March 31, 2010 and 2009:

	Fiscal year ended March 31		(Decrease) increase
(Dollars in thousands)	2010	2009	$	%

Hospitality (HSG)

Total sales from external customers	$83,136	$99,636	$(16,500)	(16.6)%
Gross margin	$51,463	$58,004	$(6,541)	(11.3)%
	61.9%	58.2%
Operating income (loss)	$8,690	$(114,053)	$122,743	107.6%

Retail (RSG)

Total sales from external customers	$110,818	$122,159	$(11,341)	(9.3)%
Gross margin	$23,326	$27,748	$(4,422)	(15.9)%
	21.0%	22.7%
Operating income (loss)	$6,662	$(16,963)	$23,625	139.3%

Technology (TSG)

Total sales from external customers	$446,477	$508,925	$(62,448)	(12.3)%
Gross margin	$87,501	$108,489	$(20,988)	(19.3)%
	19.6%	21.3%
Operating income (loss)	$10,951	$(88,177)	$99,128	112.4%

Total reportable business segments

Total sales from external customers	$640,431	$730,720	$(90,289)	(12.4)%
Gross margin	$162,290	$194,241	$(31,951)	(16.4)%
	25.3%	26.6%
Operating income (loss)	$26,303	$(219,193)	$245,496	112.0%

Corporate/Other

Gross margin	$(763)	$1,852	$(2,615)	(141.2)%
Operating loss	$(33,140)	$(56,238)	$23,098	41.1%

Total Company

Total sales from external customers	$640,431	$730,720	$(90,289)	(12.4)%
Gross margin	$161,527	$196,093	$(34,566)	(17.6)%
	25.2%	26.8%
Operating income (loss)	$(6,837)	$(275,431)	$268,594	nm

nm — not meaningful
Net sales.  The $90.3 million decrease in net sales during fiscal 2010 compared to fiscal 2009 was primarily driven by declines in both hardware and service revenues due to lower volumes across all IT solutions offerings. Hardware, software, and service revenues decreased $24.2 million, $8.4 million, and $57.7 million, respectively, attributable to a general reduction in customers’ IT spending due to weak macroeconomic conditions, which affected all three reportable business segments.

HSG’s sales were $16.5 million lower in fiscal 2010 compared to fiscal 2009 due to soft demand in the destination resort and commercial gaming markets. HSG’s software and service revenues decreased 31.8% and 16.9%, respectively. The decline in HSG’s software and service revenues was partially offset by a 2.9% increase in hardware revenues. RSG’s sales decreased $11.3 million in fiscal 2010 compared to the prior year due to decreases of 4.1%, 2.7%, and 17.7% in hardware, software, and service revenues, respectively. TSG’s sales fell $62.5 million year-over-year primarily driven by a decrease of 56.6% in service revenues due to soft demand for high-end proprietary services. TSG’s hardware and software revenues also decreased 5.6% and 3.1%, respectively. During fiscal 2010, both RSG and TSG were impacted by customers’ reluctance to add IT infrastructure projects with pay-back periods longer than 12 months.
Gross margin.  The Company’s total gross margin percentage declined to 25.2% for fiscal 2010 from 26.8% for fiscal 2009. The decrease in the total gross margin percentage year-over-year was primarily due to a lower service margin, which declined to 58.5% in fiscal 2010 from 59.2% in fiscal 2009, driven by lower volumes of proprietary and remarketed services. Product gross margin increased to 17.6% in fiscal 2010 from 16.5% in fiscal 2009, which reflected a favorable mix of products and customers in the current year compared to the prior year.
HSG’s gross margin increased 350 basis points due to lower intangible asset amortization expense, which decreased 51.5% in the current year compared to the prior year, as certain developed technology associated with the InfoGenesis acquisition was fully amortized as of December 31, 2008. In addition, HSG’s gross margin was unfavorably impacted in fiscal 2009 due to miscellaneous adjustments to costs of goods sold. RSG’s gross margin percentage decreased 170 basis points in fiscal 2010 compared to fiscal 2009. TSG’s gross margin percentage decreased 170 basis points in fiscal 2010 compared to fiscal 2009. RSG and TSG recognized a higher proportion of lower margin hardware revenues during fiscal 2010 versus proprietary service revenues, for which margins were higher.
Operating expenses.  The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges (credits). SG&A expenses decreased $31.6 million attributable to decreases of $6.9 million, $3.1 million, and $12.1 million, in HSG, RSG, and TSG, respectively, as well as a reduction in Corporate/Other SG&A expenses of $9.5 million. The reduction in HSG’s operating expenses is primarily a result of decreases in payroll-related expenses of $3.7 million, bad debt expenses of $0.9 million, travel and entertainment expenses of $0.8 million, and other expenses of $1.1 million. The lower compensation costs in HSG were primarily a result of the capitalization of costs in connection with the development of the Guest 360tm software. RSG’s SG&A expense reduction was primarily related to a decrease in salaries and wages expenses of $1.4 million, bad debt expenses of $1.3 million, and travel and entertainment expenses of $0.3 million. TSG’s SG&A expenses were lower primarily due to decreases of $1.9 million in payroll-related expenses and $9.9 million in intangible asset amortization expenses. Customer and supplier relationship intangible assets associated with the Innovative acquisition were fully amortized as of June 30, 2009. The lower Corporate/Other SG&A expenses primarily resulted from decreases of $1.2 million in payroll-related expenses, $0.7 million in travel and entertainment expenses, $5.4 million in professional fees, and $2.2 million in other expenses, as the Company realized cost savings from the restructuring actions and other expense reduction initiatives taken in fiscal years 2010 and 2009. The reduction in professional fees in fiscal 2010 includes the application of $1.6 million of the total $3.9 million in proceeds received from the settlement of the litigation with the former CTS shareholders as reimbursement for reasonable attorney fees paid by the Company, combined with other cost containment initiatives. Payroll-related expenses in fiscal 2009 included a $3.5 million benefit from the reversal of share-based compensation expense related to stock options due to a change in the estimated forfeiture rate and the reversal of stock compensation expense related to restricted and performance shares as a result of restructuring actions taken.
During fiscal 2010, the Company recorded asset impairment charges of $0.3 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business. The asset impairment charges recorded by the Company in fiscal 2009 consist of goodwill impairment charges of $229.5 million, not including goodwill impairment of $16.8 million and $3.8 million in finite-lived intangible asset impairment charges classified within restructuring charges, and an indefinite-lived intangible asset impairment charge of $2.4 million. The goodwill and intangible asset impairment charges are discussed further in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits) and in Note 5 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.
The Company recorded restructuring charges of $0.8 million and $40.8 million during fiscal 2010 and 2009, respectively. The fiscal 2010 restructuring charges primarily consist of settlement costs related to the payment of obligations under a nonqualified defined benefit pension plan for certain of its executive officers (the “SERP”) to two former executives who were part of the restructuring actions taken in fiscal 2009. The fiscal 2009 restructuring charges consist of $23.5 million recorded during the first two quarters of fiscal 2009 related to the professional services restructuring actions, $13.4 million recorded during the third quarter of fiscal 2009 related to the third quarter management restructuring actions and relocation of the Company’s headquarters from Boca Raton, Florida to Solon, Ohio, and $3.9 million recorded during the fourth quarter of fiscal 2009 related to both the third and the fourth quarter management restructuring actions. The Company’s restructuring actions are discussed further in the Restructuring Charges (Credits) subsection of this MD&A and in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits).

Other (Income) Expenses

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2010	2009	$	%

Other (income) expenses
Other (income) expenses, net	$(6,194)	$7,180	$13,374	186.3%
Interest income	(13)	(524)	(511)	(97.5)%
Interest expense	970	1,196	226	18.9%

Total other (income) expenses, net	$(5,237)	$7,852	$13,089	166.7%

Other (income) expenses, net.  In fiscal 2010, the $6.2 million in other income primarily included $2.3 million of the total $3.9 million in proceeds received from the settlement of the CTS litigation, which represented the jury’s damages award, $2.5 million of the total $4.8 million in proceeds received as a distribution from The Reserve Fund’s Primary Fund, and $0.8 million in gains incurred related to corporate-owned life insurance policies, which are held to satisfy the Company’s obligations under the SERP and other employee benefit plans. In fiscal 2009, the $7.2 million in other expenses primarily included $4.6 million in losses incurred related to corporate-owned life insurance policies and $3.0 million in other-than-temporary impairment charges recorded for the Company’s investment in The Primary Fund. These amounts are discussed further in the subsection of this MD&A below titled, Investments, in Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies, and in Note 12 to the Consolidated Financial Statements titled, Commitments and Contingencies.
Interest income.  The $0.5 million unfavorable change in interest income was due to management’s decision in mid-fiscal 2009 to change to a more conservative investment strategy.
Interest expense.  Interest expense consists of costs associated with the Company’s current and former credit facilities, the former inventory financing arrangement, the amortization of deferred financing fees, loans on corporate-owned life insurance policies, and capital leases. Interest expense decreased $0.2 million in fiscal 2010 compared to fiscal 2009. In January 2009, the Company terminated its then-existing credit facility and wrote off unamortized deferred financing fees for the previous credit facility of $0.4 million during the third quarter. The Company did not execute its current credit facility until May 2009 and therefore, incurred less amortization expense in fiscal 2010.

Income Taxes
The following table compares the Company’s income tax benefits and effective tax rates for the fiscal years ended March 31, 2010 and 2009:

	Year ended March 31		Favorable (unfavorable)
(Dollars in thousands)	2010	2009	$	%

Income tax benefit	$(5,176)	$(1,096)	$4,080	nm
Effective tax rate	(323.5)%	(0.4)%

nm — not meaningful
The Company recorded an effective tax rate from continuing operations of 323.5% in fiscal 2010 compared with a benefit from continuing operations at an effective rate of 0.4% in fiscal 2009. The effective tax rate for fiscal 2010 was higher than the statutory rate primarily due to a decrease in the valuation allowance for federal and state deferred assets and certain foreign refund claims. The effective tax rate for fiscal 2009 was lower than the statutory rate primarily due to the impairment of nondeductible goodwill and an increase in the valuation allowance for federal and state deferred tax assets.

Fiscal 2009 Compared with Fiscal 2008

Net Sales and Operating Loss
The following table presents the Company’s consolidated revenues and operating results for the fiscal years ended March 31, 2009 and 2008:

	Year ended March 31		(Decrease) increase
(Dollars in thousands)	2009	2008	$	%

Net sales
Product	$553,312	$577,433	$(24,121)	(4.2)%
Service	177,408	182,735	(5,327)	(2.9)%

Total	730,720	760,168	(29,448)	(3.9)%
Cost of goods sold
Product	462,248	482,020	(19,772)	(4.1)%
Service	72,379	102,156	(29,777)	(29.1)%

Total	534,627	584,176	(49,549)	(8.5)%

Gross margin	196,093	175,992	20,101	11.4%
Gross margin percentage	26.8%	23.2%
Operating expenses
Selling, general, and administrative expenses	198,867	193,191	5,676	2.9%
Asset impairment charges	231,856	—	231,856	nm
Restructuring charges (credits)	40,801	(75)	40,876	nm

Operating loss	$(275,431)	$(17,124)	$(258,307)	nm
Operating loss percentage	(37.7)%	(2.3)%

nm — not meaningful.

The following table presents the Company’s revenues and operating results by business segment for the fiscal years ended March 31, 2009 and 2008:

	Fiscal year ended March 31		Increase (decrease)
(Dollars in thousands)	2009	2008	$	%

Hospitality (HSG)

Total sales from external customers	$99,636	$84,823	$14,813	17.5%
Gross margin	$58,004	$44,643	$13,361	29.9%
	58.2%	52.6%
Operating (loss) income	$(114,053)	$4,274	$(118,327)	nm

Retail (RSG)

Total sales from external customers	$122,159	$129,730	$(7,571)	(5.8)%
Gross margin	$27,748	$24,764	$2,984	12.0%
	22.7%	19.1%
Operating (loss) income	$(16,963)	$6,246	$(23,209)	nm

Technology (TSG)

Total sales from external customers	$508,925	$545,615	$(36,690)	(6.7)%
Gross margin	$108,489	$105,166	$3,323	3.2%
	21.3%	19.3%
Operating (loss) income	$(88,177)	$19,123	$(107,300)	nm

Total reportable business segments

Total sales from external customers	$730,720	$760,168	$(29,448)	(3.9)%
Gross margin	$194,241	$174,573	$19,668	11.3%
	26.6%	23.0%
Operating (loss) income	$(219,193)	$29,643	$(248,836)	nm

Corporate/Other

Gross margin	$1,852	$1,419	$433	30.5%
Operating loss	$(56,238)	$(46,767)	$(9,471)	(20.3)%

Total Company

Total sales from external customers	$730,720	$760,168	$(29,448)	(3.9)%
Gross margin	$196,093	$175,992	$20,101	11.4%
	26.8%	23.2%
Operating loss	$(275,431)	$(17,124)	$(258,307)	nm

nm — not meaningful
Net sales.  The $29.4 million decrease in net sales was driven by a decline in hardware revenues resulting from lower volumes. These lower volumes were attributable to a general decrease in IT spending as a result of weakening macroeconomic conditions, which particularly affected TSG. Hardware, software, and service revenues decreased $17.7 million, $6.4 million, and $5.3 million, respectively, year-over-year.

TSG’s sales decreased $36.7 million primarily due to lower hardware sales volumes. RSG’s sales decreased $7.6 million primarily due to a large single customer sale in fiscal 2008 that did not repeat in fiscal 2009. HSG’s sales increased $14.8 million driven by the incremental sales attributable to the InfoGenesis and Eatec acquisitions, which contributed $12.5 million and $4.6 million, respectively.
Gross margin.  The $20.1 million increase in gross margin was driven by a favorable product mix and vendor rebates. Product gross margin remained flat at 16.5% in both fiscal 2009 and 2008, reflecting lower volumes of hardware sales combined with a higher proportion of proprietary software sales, which carry lower costs for the Company, and a change in customer mix. Service gross margin increased to 59.2% in fiscal 2009 compared to 44.1% in fiscal 2008, reflecting the change in the TSG service model as a result of the fiscal 2009 restructuring actions. These restructuring actions are discussed further in the Restructuring Charges (Credits) subsection of this MD&A and in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits).
TSG’s gross margin increased $3.3 million driven by the Innovative acquisition, which incrementally contributed $17.6 million. RSG’s gross margin increased $3.0 million, which is attributable to a favorable mix of service revenues. HSG’s gross margin increased $13.4 million primarily due to the InfoGenesis and Eatec acquisitions, which contributed $12.1 million and $3.3 million, respectively.
Operating expenses.  The Company’s operating expenses consist of SG&A expenses, asset impairment charges, and restructuring charges (credits). SG&A expenses increased $5.7 million attributable to increases of $9.2 million, $1.3 million, and $2.6 million in HSG, RSG, and TSG, respectively, partially offset by a reduction in Corporate/Other SG&A expenses of $7.4 million. The increase in HSG’s operating expenses is primarily a result of the acquisitions of InfoGenesis, Eatec, and Triangle which contributed $2.4 million, $3.7 million, and $1.5 million in incremental expenses, respectively, with the remainder of the increase due to salaries and wages expenses for the segment’s organic business. The increase in RSG’s SG&A expenses is primarily related to an increase in salaries and wages expenses of $1.9 million. The increase in TSG’s operating expenses is primarily due to incremental expenses incurred with respect to Innovative, which was acquired in the second quarter of fiscal 2008. The reduction in Corporate/Other operating expenses is a direct result of the restructuring actions taken in 2009. From March 31, 2008 to March 31, 2009, the Company reduced its total workforce by approximately nine percent. In addition, the Company suspended wage increases for fiscal 2010.
The Company’s asset impairment charges consist of goodwill impairment charges of $229.5 million, not including goodwill impairment of $16.8 million and $3.8 million in finite-lived intangible asset impairment charges classified within restructuring charges, as well as, an indefinite-lived intangible asset impairment charge of $2.4 million. The goodwill and intangible asset impairment charges are discussed further in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits) and in Note 5 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.
The Company recorded restructuring charges of $40.8 million during 2009. The restructuring charges consist of $23.5 million recorded during the first two quarters of fiscal 2009 related to the professional services restructuring actions, $13.4 million recorded during the third quarter of fiscal 2009 related to the third quarter management restructuring actions and relocation of the Company’s headquarters from Boca Raton, Florida to Solon, Ohio, and $3.9 million recorded during the fourth quarter of fiscal 2009 related to both the third and the fourth quarter management restructuring actions. The restructuring credits in fiscal 2008 resulted from an adjustment to previously accrued severance amounts and a write-off of certain leasehold improvements, net of adjustments related to actual and accrued sub-lease income and common area costs. The Company’s restructuring actions in fiscal 2009 and 2008 are discussed further in the Restructuring Charges (Credits) subsection of this MD&A and in Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits).

Other Expenses (Income)

	Year ended March 31		(Unfavorable) favorable
(Dollars in thousands)	2009	2008	$	%

Other expenses (income)
Other expenses (income), net	$7,180	$(5,846)	$(13,026)	(222.8)%
Interest income	(524)	(13,101)	(12,577)	(96.0)%
Interest expense	1,196	887	(309)	(34.8)%

Total other expenses (income), net	$7,852	$(18,060)	$(25,912)	(143.5)%

Other expenses (income), net.  In fiscal 2009, the $7.2 million in other expenses primarily included $4.6 million in losses incurred related to corporate-owned life insurance policies and $3.0 million in impairment charges recorded for the Company’s investment in The Primary Fund. These amounts are discussed further in the subsection of this MD&A below titled, Investments, in Note 1 to Consolidated

Financial Statements titled, Operations and Summary of Significant Accounting Policies, and in Note 12 to the Consolidated Financial Statements titled, Commitments and Contingencies. In fiscal 2008, the $5.8 million in other income primarily included a $15.1 million gain on the sale of the Magirus investment, which was partially offset by the Company’s share of Magirus’ annual operating losses of $6.2 million and an impairment charge of $4.9 million recorded to write down the Company’s equity method investment in Magirus to fair value. Other income in fiscal 2008 also included $0.7 million in losses related to corporate-owned life insurance policies and a $1.4 million gain the Company recognized on the redemption of an investment in an affiliated company.
Interest income.  The $12.6 million unfavorable change in interest income was due to lower average cash and cash equivalent balances in fiscal 2009 compared with fiscal 2008. The higher cash and cash equivalent balance in fiscal 2008 was driven by the sale of KSG for $485.0 million on March 31, 2007. However, the Company’s cash and cash equivalent balance declined during fiscal 2008 and 2009, as the Company used the cash to acquire businesses and purchase its common shares for treasury.
Interest expense.  Interest expense increased $0.3 million in 2009 compared with fiscal 2008 due to a non-cash charge for unamortized deferred financing fees recorded in the third quarter of fiscal 2009 as a result of terminating the Company’s former revolving credit facility.

Income Taxes
The following table compares the Company’s income tax benefit and effective tax rates for the fiscal years ended March 31, 2009 and 2008:

	Year ended march 31		Favorable (unfavorable)
(Dollars in thousands)	2009	2008	$	%

Income tax benefit	$(1,096)	$(922)	$174	18.9%
Effective tax rate	(0.4)%	(98.5)%

The Company recorded an income tax benefit from continuing operations at an effective tax rate of 0.4% in fiscal 2009 compared with an income tax benefit at an effective rate of 98.5% in fiscal 2008. The effective tax rate for fiscal 2009 is lower than the statutory rate primarily due to the impairment of nondeductible goodwill and an increase in the valuation allowance for federal and state deferred tax assets. The effective tax rate for fiscal 2008 was lower than the statutory rate principally due to the reversal of the valuation allowance associated with Magirus, the settlement of an IRS audit, and other changes in liabilities related to state taxes that were partially offset by higher meals and entertainment expenses incurred in marketing the Company’s products.

Off-Balance Sheet Arrangements
The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding the Company’s contractual obligations as of March 31, 2010.

	Payments due by fiscal year
		Less than	1 to 3		3 to 5		More than
(Dollars in thousands)	Total	1 year	Years		Years		5 years

Capital leases (1)	$751	$350	$401		$—		$—
Operating leases (2)	24,061	5,768	8,791		6,007		3,495
SERP liability (3)	8,412	2,504	2,555		—		3,353
Other employee benefit obligations (4)	454	35	—		—		419
Purchase obligations (5)	660,000	330,000	330,000		—		—
Restructuring liabilities (6)	1,938	1,206	474		189		69
Unrecognized tax positions (7)	4,456	—	—		—		—

Total contractual obligations	$700,072	$339,863	$342.221	(8)	$6,196	(8)	$7,336	(8)

(1)	The total includes $56,000 in interest costs. Additional information regarding the Company’s capital lease obligations is contained in Note 7 to Consolidated Financial Statements titled, Lease Commitments.
(2)	Lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding the Company’s operating lease obligations is contained in Note 7 to Consolidated Financial Statements titled, Lease Commitments.
(3)	On April 1, 2000, the Company implemented a nonqualified defined benefit pension plan for certain of its executive officers, including its current CEO (the “SERP”). The SERP provides retirement benefits for the participants. The projected benefit obligation recognized by the Company for this plan was $8.4 million at March 31, 2010. With the exception of the Company’s current CEO, the remaining participants separated from employment prior to fiscal 2010. Therefore, the timing of the payments due has been determined based on the actual retirement date selected by the former executive, or, for the current CEO and others who were not eligible for retirement at the time of their separation, based on the normal retirement date as defined by the plan. See Note 9 to Consolidated Financial Statements titled, Additional Balance Sheet Information and Note 11 to Consolidated Financial Statements titled, Employee Benefit Plans, for additional information regarding the SERP.
(4)	Other employee benefit obligations consist of an additional service credit under the SERP, certain tax obligations related to the SERP, and deferred compensation liabilities related to agreements for life insurance benefits with certain former executives of the Company. Tax obligations under the SERP will be paid in fiscal 2011 in conjunction with the related SERP benefits. The Company entered into agreements with a former executive, providing him one additional year of service for purposes of calculating benefits under the SERP. Since this agreement was executed outside the SERP, the Company recorded the benefit obligation attributable to the additional service awarded under the agreement as a separate liability. The projected benefit liability recognized by the Company was approximately $0.1 million at March 31, 2010. The former executive separated from employment prior to fiscal 2010. Therefore, the timing of the payment due has been determined based on the normal retirement date as defined by the SERP. The Company has agreements with certain former executives that provide the executive with a life insurance benefit. The Company recognized a liability of approximately $0.3 million, which represents the present value of the future benefits as of March 31, 2010.
(5)	In connection with the sale of KSG, the Company entered into a product procurement agreement (“PPA”) with Arrow. Under the PPA, the Company is required to purchase a minimum of $330 million of products each year through the fiscal year ending March 31, 2012, adjusted for product availability and other factors. If the Company does not meet the minimum purchase requirements under the PPA, the Company will be required to pay Arrow an amount equal to 1.25% of the shortfall in purchases.
(6)	The Company recorded restructuring liabilities primarily related to the restructuring actions taken in 2009. See the section to the MD&A titled, Restructuring Charges (Credits), and Note 4 to Consolidated Financial Statements titled, Restructuring Charges (Credits), for additional information regarding these restructuring liabilities.
(7)	The Company recorded a liability for unrecognized income tax positions at March 31, 2010. Unrecognized tax positions are defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. See Note 10 to Consolidated Financial Statements titled, Income Taxes, for further information regarding unrecognized tax positions. The timing of potential cash outflows related to these unrecognized tax positions is not reasonably determinable and therefore, is not scheduled.
(8)	The amount of total contractual obligations with maturities greater than one year is not reasonably determinable, as discussed in note (7) above.
The Company anticipates that cash on hand, funds from continuing operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Liquidity and Capital Resources

Overview
The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2010.

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
As of March 31, 2010 and 2009, the Company’s total debt was approximately $0.7 million and $0.4 million, respectively, comprised of capital lease obligations in both periods.

Revolving Credit Facility
The Company executed a Loan and Security Agreement dated May 5, 2009 (the “Credit Facility”) with Bank of America, N.A., as agent for the lenders from time to time party thereto (“Lenders”). The Company’s obligations under the Credit Facility are secured by the Company’s assets (as defined in the Credit Facility). This Credit Facility replaces the Company’s previous credit facility, which was terminated on January 20, 2009. The Company also maintained an unsecured inventory financing agreement (the “Floor Plan Financing Facility”) with International Business Machines. This Floor Plan Financing Facility was terminated on May 4, 2009, and the Company has funded working capital through open accounts payable provided by its trade vendors.
The Credit Facility provides $50 million of credit (which may be increased to $75 million by a $25 million “accordion provision”) for borrowings and letters of credit and will mature May 5, 2012. The Credit Facility establishes a borrowing base for availability of loans predicated on the level of the Company’s accounts receivable meeting banking industry criteria. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable at maturity. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the Credit Facility. LIBOR Loans bear interest at LIBOR for the applicable interest period plus an applicable margin ranging from 3.0% to 3.5%. Base rate loans (as defined in the Credit Facility) bear interest at the Base Rate (as defined in the Credit Facility) plus an applicable margin ranging from 2.0% to 2.5%. Interest is payable on the first of each month in arrears. There is no premium or penalty for prepayment of borrowings under the Credit Facility.
The Credit Facility contains normal mandatory repayment provisions, representations, and warranties and covenants for a secured credit facility of this type. The Credit Facility also contains customary events of default upon the occurrence of which, among other remedies, the Lenders may terminate their commitments and accelerate the maturity of indebtedness and other obligations under the Credit Facility.
The Company’s Credit Facility also contains a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that in the fourth quarter, the Company would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of the company’s new proprietary property management system software, Guest 360tm, as well as the acceleration of the time line related to the internal implementation of the new Oracle ERP system. On January 20, 2010, the company obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures will revert to the $10.0 million limit for the remaining fiscal years under the Credit Facility’s term.
As of March 31, 2010, the Company had no amounts outstanding under the Credit Facility and $44.1 million was available for future borrowings. However, at March 31, 2010, the Company would have been and still would be limited to borrowing no more than $29.1 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. The Company has no intention to borrow amounts under the Credit Facility in the near term.

Cash Flow

	Year ended March 31		Increase (decrease)	Year ended March 31
(Dollars in thousands)	2010	2009		$2008

Net Cash provided by (used for) continuing operations:
Operating activities	$103,924	$(80,407)	$184,331	$(159,240)
Investing activities	2,270	(11,111)	13,381	(240,958)
Financing activities	(77,524)	56,822	(134,346)	(137,391)
Effect of foreign currency fluctuations on cash	695	911	(216)	1,314

Cash flows provided by (used for) continuing operations	29,365	(33,785)	63,150	(536,275)
Net operating and investing cash flows (used for) provided by discontinued operations	(74)	94	(168)	1,995

Net increase (decrease) in cash and cash equivalents	$29,291	$(33,691)	$62,982	$(534,280)

Cash flow provided by (used for) operating activities.  The $103.9 million in cash provided by operating activities in fiscal 2010 was comprised of $3.6 million in income from continuing operations, $20.0 million in non-cash adjustments to income from continuing operations, and $80.3 million in changes to operating assets and liabilities. The non-cash adjustments to income from continuing operations represented $16.3 million in depreciation and amortization expenses, $2.4 million in share-based compensation expense, and $6.6 million in deferred tax expense, partially offset by $2.5 million in gains on the redemption of the investment in The Reserve Fund’s Primary Fund and $2.8 million in other non-cash adjustments. The changes in operating assets and liabilities primarily consisted of a $49.5 million reduction in accounts receivable, a $12.8 reduction in inventories, and a $41.9 million increase in accounts payable, partially offset by a $15.2 million reduction in accrued liabilities, and a $9.0 million reduction in income taxes payable. The decrease in accounts receivable was driven by a lower sales volume and a significant improvement in days’ sales outstanding from 88 days at March 31, 2009 to 69 days at March 31, 2010. The increase in accounts payable reflected the termination and payment of the Company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009 and that was recorded as a financing activity. Going forward, the Company intends to finance inventory purchases through accounts payable without a separate financing facility. The reduction in accrued liabilities was mainly a result of payments made in fiscal 2010 against amounts accrued with respect to restructuring actions taken in fiscal 2009, including $12.0 million in cash paid to settle employee benefit plan obligations.
The $80.4 million in cash used for operating activities in fiscal 2009 included funds used for the $35.0 million payment of the Innovative earn-out that reduced accrued liabilities and a decrease in accounts payable of $74.5 million due to the establishment of the Floor Plan Financing Facility in February 2008, which was recorded as a financing activity. Cash used was partially offset by a $14.9 million reduction in accounts receivable and other changes in operating assets and liabilities. The $159.2 million in cash used for operating activities in fiscal 2008 was mainly comprised of $138.7 million in income taxes paid, including $123.4 million in federal income taxes paid that were primarily related to the gain on the sale of KSG. The remaining $20.5 million was used for other changes in operating assets and liabilities.
Cash flow provided by (used for) investing activities.  In fiscal 2010, the $2.3 million in cash provided by investing activities represented $4.8 million in proceeds received as a distribution of the Company’s investment in The Reserve Fund’s Primary Fund and $12.5 million in proceeds from borrowings against corporate-owned life insurance policies, partially offset by $1.7 million in additional investments in corporate-owned life insurance policies and $13.3 million for the purchase of property, plant, and equipment. The Company used the proceeds from amounts borrowed against corporate-owned life insurance policies to settle employee benefit plan obligations during fiscal 2010. The $13.3 million in capital expenditures in fiscal 2010 primarily consisted of amounts capitalized with respect to the Company’s development of its new property management software, Guest360tm, and implementation of the Oracle ERP software.
The fiscal 2009 investing activities principally reflect $5.2 million that was reclassified from cash equivalents to long-term investments for the Company’s remaining claim on The Reserve Fund’s Primary Fund, $2.4 million in cash paid for the acquisition of Triangle, $7.1 million in cash used for the purchase of property, plant, and equipment, and $6.0 million in cash invested in corporate-owned life insurance policies. The Company maintains these investments in a Rabbi Trust and intends to use them to satisfy employee benefit plan obligations. The cash used for investing activities was partially offset by $9.5 million in proceeds received from the sale of the Magirus investment. The $241.0 million in cash used for investing activities in fiscal 2008 primarily consisted of $236.2 million in cash (net of cash acquired) that the Company paid for the acquisitions of Eatec, Innovative, InfoGenesis, and Stack and $8.8 million in cash paid for the purchase of property, plant, and equipment, partially offset by $4.8 million in cash proceeds received from the redemption of a cost basis investment in an affiliated company.
Cash flow (used for) provided by financing activities.  The $77.5 million in cash used for financing activities in fiscal 2010 primarily represented $74.5 million in payments on the Company’s previous inventory financing agreement, $1.6 million paid for debt financing costs related to the Company’s current Credit Facility, and $1.4 million in dividends paid. The $56.8 million in cash provided by financing activities in fiscal 2009 was principally driven by the $59.6 million in proceeds related to the Company’s inventory financing agreement, partially offset by $2.7 million in dividends paid. The $137.4 million in cash used for financing activities in fiscal 2008 was primarily attributable to the $150.0 million repurchase of the Company’s common shares and $3.4 million in dividends paid, partially offset by $14.6 million in proceeds related to the inventory financing agreement and $1.4 million in proceeds from stock options exercised.

Critical Accounting Policies, Estimates & Assumptions
MD&A is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring and contingencies, litigation, and supplier incentives. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
The Company’s most significant accounting policies relate to the sale, purchase, and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No significant adjustments to the Company’s accounting policies were made in fiscal 2010. Specific risks for these critical accounting policies are described in the following paragraphs.
For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.
Revenue recognition.  The Company derives revenue from three primary sources: server, storage and point of sale hardware, software, and services. Revenue is recorded in the period in which the goods are delivered, or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenues are presented net of any applicable taxes collected and remitted to governmental agencies.
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
The Company also offers proprietary and third-party services to its customers. Proprietary services generally include: consulting, installation, integration, training, and maintenance. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. Many of the Company’s software arrangements include consulting services sold separately under consulting engagement contracts. When the arrangements qualify as service transactions, consulting revenues from these arrangements are accounted for separately from the software revenues. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the software), degree of risk, availability of services from other vendors, timing of payments, and the impact of milestones or other customer acceptance criteria on revenue realization. If there is significant uncertainty about the project completion or receipt of payment for consulting services, the revenues are deferred until the uncertainty is resolved.
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
The Company records a liability for “unrecognized tax positions,” defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. On April 1, 2007, the Company recorded an additional liability of approximately $2.9 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings in the accompanying Consolidated Statements of Shareholders’ Equity for the fiscal year ended March 31, 2008. The Company’s income taxes are described further in Note 10 to Consolidated Financial Statements titled, Income Taxes.

Goodwill and Long-Lived Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. In assessing the recoverability of the Company’s goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model and observed earnings and revenue trading multiples of identified peer companies. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, the Company may be required to record impairment charges for these assets in the period such determination was made.
Restructuring Charges.  The Company recognizes restructuring charges when a plan that materially changes the scope of the Company’s business, or the manner in which that business is conducted, is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. The Company’s restructuring reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Determination of the asset impairments is discussed above in Goodwill and Long-Lived Assets. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term.
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
Share-Based Compensation.  The Company has a stock incentive plan under which it may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, time-vested restricted shares, restricted share units, performance-vested restricted shares, and performance shares. Shares issued pursuant to awards under this plan may be made out of treasury or authorized but unissued shares. The Company also has an employee stock purchase plan.
The Company records compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of the Company’s common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Sholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company’s common shares. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 16 to the accompanying Consolidated Financial Statements titled, Share-Based Compensation.

Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverable elements, which is effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations, cash flows, or related disclosures.
In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which is effective for the Company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations, cash flows, or related disclosures.
Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Business Combinations

Fiscal 2009 Acquisition

Triangle Hospitality Solutions Limited
On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying Consolidated Financial Statements from that date forward. Triangle enhanced the Company’s international presence and growth strategy in the UK, as well as solidified the Company’s leading position in the hospitality, stadium, and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the Company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. Due to purchase price adjustments to increase goodwill by $0.4 million during the third quarter of fiscal 2009 and to decrease goodwill by $0.4 million in the first quarter of fiscal 2010, as well as the impact of favorable foreign currency fluctuations of $0.2 million, the goodwill attributed to the Triangle acquisition is $2.9 million at March 31, 2010. Goodwill that resulted from the Triangle acquisition will be deductible for income tax purposes.

Fiscal 2008 Acquisitions

Eatec
On February 19, 2008, the Company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in the accompanying Consolidated Financial Statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity, and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums, and entertainment venues in North America and around the world, as well as many public service institutions. The acquisition further enhances the Company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $23.5 million, net of cash acquired of $1.5 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.3 million was assigned to goodwill.
During the second quarter of fiscal 2009, management completed its purchase price allocation and assigned $6.2 million of the acquisition cost to identifiable intangible assets as follows: $1.4 million to non-compete agreements, which will be amortized between two and seven years; $2.2 million to customer relationships, which will be amortized over seven years; $1.8 million to developed technology, which will be amortized over five years; and $0.8 million to trade names, which have an indefinite life.
During the first, second and fourth quarters of fiscal 2009, goodwill impairment charges were taken relating to the Eatec acquisition in the amounts of $1.3 million, $14.4 million, and $3.4 million, respectively. As of March 31, 2010, $1.7 million remains on the Company’s balance sheet in goodwill relating to the Eatec acquisition.

Innovative Systems Design, Inc.
On July 2, 2007, the Company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in the accompanying Consolidated Financial Statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products, and professional services. The acquisition of Innovative established a new and significant relationship between Sun Microsystems (now owned by Oracle) and the Company. Innovative was acquired for an initial cost of $100.1 million, net of cash acquired of $8.5 million. Additionally, the Company was required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out was limited to a maximum payout of $90.0 million. As a result of existing and anticipated EBITDA, during the fourth quarter of fiscal 2008, the Company recognized $35.0 million of the $90.0 million maximum earn-out, which was paid in April 2008. In addition, due to certain changes in the sourcing of materials, the Company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35.0 million paid. The EBITDA target required for the shareholders to be eligible for an additional payout was $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition. The earn-out expired during fiscal 2010 and no additional payout was accrued or made.
During the fourth quarter of fiscal 2008, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships which will be amortized over useful lives ranging from two to five years.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million was assigned to goodwill. Goodwill resulting from the Innovative acquisition will be deductible for income tax purposes. During the fourth quarter of fiscal 2009, a goodwill impairment charge was taken relating to the Innovative acquisition for $74.5 million. As of March 31, 2010, $23.3 million remains on the Company’s balance sheet as goodwill relating to the Innovative acquisition.

InfoGenesis
On June 18, 2007, the Company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. Accordingly, the results of operations for InfoGenesis have been included in the accompanying Consolidated Financial Statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure, and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums, and foodservice. The acquisition provides the Company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base, and increases its software application offerings. InfoGenesis was acquired for a total acquisition cost of $88.8 million, net of cash acquired of $1.8 million.
InfoGenesis had intangible assets with a net book value of $15.9 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $8.4 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. During the first, second, and fourth quarters of fiscal 2009, goodwill impairment charges were taken relating to the InfoGenesis acquisition in the amounts of $3.9 million, $57.4 million, and $3.8 million, respectively. As of March 31, 2010, $6.7 million remains on the Company’s balance sheet as goodwill relating to the InfoGenesis acquisition.

Pro Forma Disclosure of Financial Information
The following table summarizes the Company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1:

	Year Ended March 31,
	2010	2009	2008

Net sales	$640,431	$730,720	$841,101
Income (loss) from continuing operations	$3,576	$(282,187)	$7,068
Net income (loss)	$3,547	$(284,134)	$8,908
Earnings (loss) per share — basic income from continuing operations	$0.16	$(12.49)	$0.25
Earnings (loss) per share — basic net income	$0.16	$(12.58)	$0.32
Earnings (loss) per share — diluted income from continuing operations	$0.15	$(12.49)	$0.25
Earnings (loss) per share — diluted net income	$0.15	$(12.58)	$0.31

Stack Computer, Inc.
On April 2, 2007, the Company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare, and manufacturing industries. Accordingly, the results of operations for Stack have been included in the accompanying Consolidated Financial Statements from that date forward. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff, and evaluate technology. The acquisition of Stack strategically provides the Company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $23.8 million, net of cash acquired of $1.4 million.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. During the first and second quarters of fiscal 2009, goodwill impairment charges were taken relating to the Stack acquisition in the amounts of $7.8 million and $2.1 million, respectively. As of March 31, 2010, $3.4 million remains on the Company’s balance sheet as goodwill relating to the Stack acquisition.

Discontinued Operations

TSG’s China and Hong Kong Operations
In July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. As a result, the Company classified TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consisted of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The assets and liabilities of these operations are classified as discontinued operations in the Company’s Consolidated Balance Sheets, and the operations are reported as discontinued operations in the Company’s Consolidated Statements of Operations for the periods presented.

Restructuring Charges (Credits)
First and Second Quarters Fiscal 2009 Professional Services Restructuring.  During the first and second quarters of fiscal 2009, the Company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups, resulting in a workforce reduction that was mainly comprised of service personnel. The Company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. A total of $23.5 million in restructuring charges were recorded during fiscal 2009 ($23.1 million and $0.4 million in the first and second quarters of fiscal 2009, respectively) for these actions. The costs related to one-time termination benefits associated with the workforce reduction ($2.5 million and $0.4 million in the first and second quarters of fiscal 2009, respectively), and goodwill and intangible asset impairment charges ($20.6 million in the first quarter of fiscal 2009), which related to the Company’s fiscal 2005 acquisition of CTS. Payment of these one-time termination benefits was substantially complete in fiscal 2009. The entire $23.5 million restructuring charge relates to the TSG reportable business segment.
In connection with the restructuring actions taken in the first and second quarters of fiscal 2009, the Company expected to realize $14.0 million in annual future cost savings. The Company expected to realize and actually realized $3.5 million of those benefits per quarter beginning in the second quarter of fiscal 2009. The $14.0 million in annual cost savings were fully realized in fiscal 2010.
Third Quarter Fiscal 2009 Management Restructuring.  During the third quarter of fiscal 2009, the Company took steps to realign its cost and management structure. During October 2008, the Company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four Company vice presidents, as well as other support personnel, were terminated. The Company also relocated its headquarters from Boca Raton, Florida, to Solon, Ohio, where the Company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in restructuring charges totaling $13.4 million in fiscal 2009, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the Company’s SERP. An additional $0.2 million expense was incurred in the fourth quarter of fiscal 2009 as a result of an impairment to the leasehold improvements at the Company’s former headquarters in Boca Raton, Florida. These restructuring charges are included in Corporate/Other.
In connection with the restructuring actions taken in the third quarter of fiscal 2009, the Company expected to realize $8.0 million in annual future cost savings. The Company expected to realize $2.0 million in the fourth quarter of fiscal 2009. However, due to the timing of transitioning certain personnel, the Company only realized $1.8 million in benefits during the fourth quarter of fiscal 2009. The Company actually realized $2.0 million in savings per quarter beginning in the first quarter of fiscal 2010 and fully realized the $8.0 million in annual benefits in fiscal 2010.
Fourth Quarter Fiscal 2009 Management Restructuring.  During the fourth quarter of fiscal 2009, the Company took additional steps to realign its cost and management structure. An additional four Company vice presidents, as well as other support and sales personnel, were terminated during the quarter. These actions resulted in a restructuring charge of $3.7 million during the quarter, comprised mainly of termination benefits for the above-mentioned management changes. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $1.2 million under the Company’s SERP. These restructuring charges are included in Corporate/Other.
In connection with the restructuring actions taken in the fourth quarter of fiscal 2009, the Company expected to realize and actually realized $1.0 million in quarterly future cost savings beginning in the first quarter of fiscal 2010. The $4.0 million in annual cost savings were fully realized in fiscal 2010.
During fiscal 2010, the Company recorded an additional $0.8 million in restructuring charges associated with the restructuring actions taken in the third and fourth quarters of fiscal 2009. The additional restructuring charges were primarily comprised of non-cash settlement charges related to the payment of obligations under the Company’s SERP to two former executives.
The restructuring actions discussed above resulted in restructuring charges totaling $0.8 million and $40.8 million for the fiscal years ended March 31, 2010 and 2009, respectively. The Company expects to incur additional restructuring charges of approximately $0.9 million between fiscal 2011 and fiscal 2014 for non-cash settlement charges related to the expected payment of SERP obligations to two other former executives and for ongoing facility obligations.

Investments

The Reserve Fund’s Primary Fund
At September 30, 2008, the Company had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues associated with the bankruptcy of Lehman Brothers, Inc., The Primary Fund temporarily ceased honoring redemption requests, but the Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. As of March 31, 2009, the Company had received $31.0 million of the investment, with $5.2 million remaining in The Primary Fund. As a result of the delay in cash distribution, during the third quarter of fiscal 2009, the remaining $5.2 million was reclassified from “Cash and cash equivalents” to investments in “Prepaid expenses and other current assets” and “Other non-current assets” in the Company’s Consolidated Balance Sheets, and, accordingly, the reclassification was presented as a cash outflow from investing activities in the Consolidated Statements of Cash Flows. In addition, as of March 31, 2009, the Company estimated and recognized impairment charges totaling 8.3% of its original investment in the fund for losses that may occur upon the liquidation of the Primary Fund. The impairment charges recognized during fiscal 2009 totaled $3.0 million and were classified in “Other (income) expenses, net” within the Consolidated Statements of Operations.
During fiscal 2010, the Company received additional distributions totaling $4.8 million from The Primary Fund and presented the distributions as a cash inflow from investing activities in the Consolidated Statements of Cash Flows. In addition, the Company recognized gains related to these distributions totaling $2.5 million within “Other (income) expenses, net” in the Consolidated Statements of Operations. As of March 31, 2010, the Company had a remaining uncollected balance of its investment in The Primary Fund of $0.5 million, for which a reserve was previously recorded in fiscal 2009. The Company is unable to estimate the timing of future distributions, if any, from the Primary Fund.

Investments in Corporate-Owned Life Insurance Policies and Marketable Securities
The Company invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of certain employee benefit plans. The corporate-owned life insurance policies and marketable securities are held in a Rabbi Trust and are classified within “Prepaid and other current assets” and “Other non-current assets” in the Company’s Consolidated Balance Sheets. The Company’s investment in corporate-owned life insurance policies are held for an indefinite period and are recorded at their cash surrender value, which approximates fair value, at the balance sheet date. The Company took loans totaling $12.5 million against these policies in fiscal 2010 and used the proceeds for the payment of obligations under the SERP. The Company is not obligated to repay and does not intend to repay these loans. The aggregate cash surrender value of these life insurance policies was $13.0 million (net of policy loans totaling $12.5 million) and $23.4 million at March 31, 2010 and 2009, respectively.
Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. The Company entered into a separate agreement with each of the former executives covered by these arrangements whereby the Company splits a portion of the policy benefits with the former executive. At March 31, 2010, the Company recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. This expense was classified within “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations and the related liability was recorded within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts was $3.1 million (net of policy loans of $0.2 million) and $2.8 million (net of policy loans of $0.2 million) at March 31, 2010 and 2009, respectively.
Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. The Company recorded gains of $0.8 million in fiscal 2010 and losses of $4.6 million and $0.7 million in fiscal 2009 and fiscal 2008, respectively, related to the corporate-owned life insurance policies.
The Company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the securities was $21,000 and $37,000 at March 31, 2010 and 2009, respectively. During fiscal 2010, sales proceeds and realized losses were $0.1 million and $0.1 million, respectively. During fiscal 2009, sales proceeds and realized losses were $0.1 million and $24,000, respectively. During fiscal 2008, sale proceeds and realized gain were $6.1 million and $0.2 million, respectively. The Company used the sales proceeds in fiscal 2010 and fiscal 2009 to pay for the cost of actuarial and professional fees related to the employee benefit plans. The Company used the sale proceeds in fiscal 2008 to fund additional investments in corporate-owned life insurance policies. At March 31, 2010, there are no unrealized gains or losses on available-for-sale securities included in other comprehensive income.

Investment in Magirus — Sold in November 2008
In November 2008, the Company sold its 20% ownership interest in Magirus, a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In July 2008, the Company received a dividend from Magirus of $7.3 million, related to Magirus’ fiscal 2008 sale of a portion of its distribution business. As a result, the Company received total proceeds of $9.6 million from Magirus in fiscal 2009. Prior to March 31, 2008, the Company decided to sell its 20% investment in Magirus. Therefore, the Company classified its ownership interest in Magirus as an investment held for sale until it was sold in November 2008.
On April 1, 2008, the Company began to account for its investment in Magirus using the cost method, rather than the equity method of accounting. The Company changed to the cost method because it did not have the ability to exercise significant influence over Magirus, which is one of the requirements contained in the FASB authoritative guidance that is necessary to account for an investment in common stock under the equity method of accounting.

Because of the Company’s inability to obtain and include audited financial statements of Magirus for the fiscal year ended March 31, 2008 as required by Rule 3-09 of Regulation S-X, the SEC stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A.

Investment in Affiliated Companies
During fiscal 2008, the investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations.

Risk Control and Effects of Foreign Currency and Inflation
The Company extends credit based on customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the Consolidated Financial Statements when collections are in doubt.
The Company sells internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the Company’s results of operations for the 2010, 2009, or 2008 fiscal years.
The Company believes that inflation has had a nominal effect on its results of operations in fiscal years 2010, 2009, and 2008 and does not expect inflation to be a significant factor in fiscal 2011.

Forward Looking Information
This Annual Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Annual Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences of MAK Capital’s shareholder-approved control share acquisition proposal, and unanticipated deterioration in economic and financial conditions in the United States and around the world or the consequences. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.
Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in this Annual Report filed with the SEC, under Item 1A, “Risk Factors.” Copies are available from the SEC or the Agilysys web site.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company has assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts executed by the Company during fiscal years 2010, 2009, or 2008. At March 31, 2010, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

As discussed within Liquidity and Capital Resources in the MD&A, on January 20, 2009, the Company terminated its five-year $200 million revolving credit facility. At the time of the termination, there were no amounts outstanding under this credit facility. Therefore, the Company did not have a revolving credit facility in place at March 31, 2009. There were no amounts outstanding under this credit facility in fiscal years 2009 or 2008. On May 5, 2009, the Company entered into a new $50 million revolving credit facility. There were no amounts outstanding on the new credit facility as of March 31, 2010. While the Company is exposed to interest rate risk from the floating-rate pricing mechanisms on its new revolving credit facility, it does not expect interest rate risk to have a significant impact on its business, financial condition, or results of operations during fiscal 2010.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report and is incorporated herein by reference.

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the material weakness related to the Company’s hospitality and retail order processing operations identified in fiscal 2008, and certain material weaknesses within the operating effectiveness of revenue recognition controls, within the calculation of share-based compensation expense, and within the recognition of expense for a defined benefit pension plan curtailment identified in fiscal 2009 have been remediated. In addition, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010.
Ernst & Young LLP, our independent registered public accounting firm, issued their report regarding the Company’s internal control over financial reporting as of March 31, 2010, which is included elsewhere herein.

Change in Internal Control over Financial Reporting
The Company continues to integrate each acquired entity’s internal controls over financial reporting into the Company’s own internal controls over financial reporting, as well as improve such controls, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such integration is complete. Other than the items described above, no changes in its internal control over financial reporting occurred during the Company’s last quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company implemented a new Oracle ERP software system for North American operations on April 1, 2010. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and that its internal controls will be enhanced as a result of the new system.

Item 9B.	Other Information.

A Special Meeting of Shareholders of Agilysys, Inc. was held on February 18, 2010 for the purpose of considering and voting on whether to approve MAK Capital’s proposed control share acquisition that would allow MAK Capital to increase its share ownership to one-fifth or more but less than one-third of the Company’s outstanding common shares. Approval of the proposal required the affirmative vote of (i) the holders of a majority of the voting power entitled to vote in the election of Agilysys directors represented at the Special Meeting in person or by proxy, and (ii) the holders of a majority of the voting power entitled to vote in the election of Agilysys directors represented at the Special Meeting in person or by proxy, excluding any shares that are “Interested Shares,” as defined in the Ohio Revised Code. The Company’s proxy statement also included an adjournment proposal. Shareholders voted as follows:
Voting power entitled to vote:

For	Against	Abstentions	Broker Non-Votes

13,047,625	2,156,939	498,948	—
Voting power entitled to vote less Interested Shares:

For	Against	Abstentions	Broker Non-Votes

8,039,134	2,134,895	145,771	—
Company adjournment proposal:

For	Against	Abstentions	Broker Non-Votes

13,424,089	2,157,400	122,023	—

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of the Company, the Audit Committee, the Company’s Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors” and “Corporate Governance and Related Matters” in the Company’s Proxy Statement to be used in connection with the Company’s 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than five percent of the Company’s equity securities will be set forth in the 2010 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the Company is included as Item 4A in Part I of this Annual Report as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company adopted a Code of Business Conduct that applies to all Directors and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, and Controller. The Code is available on the Company’s website at http://www.agilysys.com.

Item 11.	Executive Compensation.

The information required by this Item is set forth in the Company’s 2010 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and Related Matters,” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in the Company’s 2010 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the Company’s 2010 Proxy Statement under the headings “Corporate Governance and Related Matters” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s 2010 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended March 31, 2010, 2009, and 2008
Consolidated Balance Sheets as of March 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009, and 2008
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
(a)(2) Financial statement schedule.  The following financial statement schedule is included herein and is incorporated by reference in Part II, Item 8 of this Annual Report:
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.  Exhibits included herein and those incorporated by reference are listed in the Exhibit Index of this Annual Report.

signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 10, 2010.

AGILYSYS, INC.

/s/ Martin F. Ellis
Martin F. Ellis
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 10, 2010.

Signature	Title

/s/ Martin F. Ellis Martin F. Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kenneth J. Kossin, Jr. Kenneth J. Kossin, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John T. Dyer John T. Dyer	Vice President and Controller

/s/ Keith M. Kolerus Keith M. Kolerus	Chairman, Director

/s/ Thomas A. Commes Thomas A. Commes	Director

/s/ R. Andrew Cueva R. Andrew Cueva	Director

/s/ James H. Dennedy James H. Dennedy	Director

/s/ Howard V. Knicely Howard V. Knicely	Director

/s/ Robert A. Lauer Robert A. Lauer	Director

/s/ Robert G. McCreary, III Robert G. McCreary, III	Director

/s/ John Mutch John Mutch	Director

agilysys, inc. and subsidiaries

ANNUAL REPORT ON FORM 10-K
Year Ended March 31, 2010

report of ernst & young llp, independent registered public accounting firm

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended March 31, 2010. We have also audited the accompanying financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 1 and 11 to Consolidated Financial Statements, on April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (which was codified in FASB ASC 740, Income Taxes).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agilysys, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
June 10, 2010

report of ernst & young llp, independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries

We have audited Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Agilysys, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agilysys, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 10, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
June 10, 2010

agilysys, inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended March 31
(In thousands, except share and per share data)	2010	2009	2008

Net sales:
Products	$520,747	$553,312	$577,433
Services	119,684	177,408	182,735

Total net sales	640,431	730,720	760,168
Cost of goods sold:
Products	429,218	462,248	482,020
Services	49,686	72,379	102,156

Total cost of goods sold	478,904	534,627	584,176
Gross margin	161,527	196,093	175,992
Operating expenses:
Selling, general, and administrative expenses	167,248	198,867	193,191
Asset impairment charges	293	231,856	—
Restructuring charges (credits)	823	40,801	(75)

Operating loss	(6,837)	(275,431)	(17,124)
Other (income) expenses:
Other (income) expenses, net	(6,194)	7,180	(5,846)
Interest income	(13)	(524)	(13,101)
Interest expense	970	1,196	887

(Loss) income before income taxes	(1,600)	(283,283)	936
Benefit for income taxes	(5,176)	(1,096)	(922)

Income (loss) from continuing operations	3,576	(282,187)	1,858
Discontinued operations:
(Loss) income from operations of discontinued components, net of taxes	(29)	(1,464)	1,801
(Loss) gain on disposal of discontinued component, net of taxes	—	(483)	—

(Loss) income from discontinued operations	(29)	(1,947)	1,801

Net income (loss)	$3,547	$(284,134)	$3,659

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.16	$(12.49)	$0.07
(Loss) income from discontinued operations	(0.00)	(0.09)	0.06

Net income (loss)	$0.16	$(12.58)	$0.13

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.15	$(12.49)	$0.07
(Loss) income from discontinued operations	(0.00)	(0.09)	0.06

Net income (loss)	$0.15	$(12.58)	$0.13

Weighted average shares outstanding:
Basic	22,626,586	22,586,603	28,252,137
Diluted	23,087,742	22,586,603	28,766,112

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Balance Sheets

	March 31
(In thousands, except share and per share data)	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$65,535	$36,244
Accounts receivable, net of allowance of $1,716 in fiscal 2010 and $3,005 in fiscal 2009	104,808	151,944
Inventories, net of allowance of $1,753 in fiscal 2010 and $2,411 in fiscal 2009	14,446	27,216
Deferred income taxes — current, net	144	6,836
Prepaid expenses and other current assets	5,047	4,564
Income taxes receivable	10,394	3,871
Assets of discontinued operations — current	—	1,075

Total current assets	200,374	231,750
Goodwill	50,418	50,382
Intangible assets, net of amortization of $55,806 in fiscal 2010 and $47,413 in fiscal 2009	32,510	36,659
Deferred income taxes — non-current	899	511
Other non-current assets	18,175	29,008
Assets of discontinued operations — non-current	—	56
Property and equipment
Furniture and equipment	40,299	39,610
Software	41,864	38,124
Leasehold improvements	9,699	8,380
Project expenditures not yet in use	7,025	7,602

	98,887	93,716
Accumulated depreciation and amortization	70,892	67,646

Property and equipment, net	27,995	26,070

Total assets	$330,371	$374,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$70,171	$28,042
Floor plan financing	—	74,159
Deferred revenue	23,810	18,709
Accrued liabilities	17,705	37,807
Capital leases — current	311	238
Liabilities of discontinued operations — current	—	1,176

Total current liabilities	111,997	160,131
Other non-current liabilities	19,450	21,588
Commitments and contingencies (see Note 12)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 and 31,523,218 shares issued; and 22,932,043 and 22,640,440 shares outstanding in fiscal 2010 and fiscal 2009, respectively	9,482	9,457
Capital in excess of stated value	(8,770)	(11,128)
Retained earnings	202,134	199,947
Treasury stock (8,674,788 in fiscal 2010 and 8,896,778 in fiscal 2009)	(2,602)	(2,669)
Accumulated other comprehensive loss	(1,320)	(2,890)

Total shareholders’ equity	198,924	192,717

Total liabilities and shareholders’ equity	$330,371	$374,436

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31
(In thousands)	2010	2009	2008

Operating activities
Net income (loss)	$3,547	$(284,134)	$3,659
Add: Loss (income) from discontinued operations	29	1,947	(1,801)

Income (loss) from continuing operations	3,576	(282,187)	1,858
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Asset impairment charges	293	249,983	—
Impairment of investment in The Reserve Fund’s Primary Fund	—	3,001	—
Impairment of investment in cost basis company	—	—	4,921
Gain on cost investment	—	(56)	(8,780)
Gain on redemption of cost investment	—	—	(1,330)
Gain on redemption of investment in The Reserve Fund’s Primary Fund	(2,505)	—	—
Loss (gain) on sale of securities	91	—	(6)
Loss on disposal of property and equipment	—	494	12
Depreciation	3,914	4,032	3,261
Amortization	12,400	23,651	20,552
Deferred income taxes	6,596	(7,035)	(2,649)
Stock based compensation	2,426	457	6,039
Excess tax benefit from exercise of stock options	(9)	—	(97)
Change in cash surrender value of corporate-owned life insurance policies	(802)	4,610	720
Changes in operating assets and liabilities:
Accounts receivable	49,481	14,909	24,794
Inventories	12,839	(1,763)	(5,713)
Accounts payable	41,889	(68,809)	(53,144)
Accrued liabilities	(15,213)	(23,520)	(11,675)
Income taxes payable	(9,021)	14,483	(138,694)
Other changes, net	365	(1,808)	2,013
Other non-cash adjustments, net	(2,396)	(10,849)	(1,322)

Total adjustments	100,348	201,780	(161,098)

Net cash provided by (used for) operating activities	103,924	(80,407)	(159,240)
Investing activities
Proceeds from (claim on) The Reserve Fund’s Primary Fund	4,772	(5,268)	—
Proceeds from borrowings against corporate-owned life insurance policies	12,500	—	844
Additional investments in corporate-owned life insurance policies	(1,712)	(5,996)	(7,623)
Proceeds from redemption of cost basis investment	—	9,513	4,770
Proceeds from sale of marketable securities	61	81	6,088
Additional investments in marketable securities	(45)	(4)	(52)
Acquisition of business, net of cash acquired	—	(2,381)	(236,210)
Purchase of property and equipment	(13,306)	(7,056)	(8,775)

Net cash provided by (used for) investing activities	2,270	(11,111)	(240,958)
Financing activities
Floor plan financing agreement, net	(74,468)	59,607	14,552
Proceeds from borrowings under credit facility	5,077	—	—
Principal payments under credit facility	(5,077)	—	—
Debt financing costs	(1,578)	—	—
Purchase of treasury shares	—	—	(149,999)
Principal payment under long-term obligations	(216)	(67)	(197)
Issuance of common shares	89	—	1,447
Excess tax benefit from exercise of stock options	9	—	213
Dividends paid	(1,360)	(2,718)	(3,407)

Net cash (used for) provided by financing activities	(77,524)	56,822	(137,391)
Effect of exchange rate changes on cash	695	911	1,314

Cash flows provided by (used for) continuing operations	29,365	(33,785)	(536,275)
Cash flows of discontinued operations — operating	(74)	94	1,995

Net increase (decrease) in cash	29,291	(33,691)	(534,280)
Cash at beginning of year	36,244	69,935	604,215

Cash at end of year	$65,535	$36,244	$69,935

Supplemental disclosures of cash flow information:
Cash payments for interest	$410	$74	$618
Cash (refunds) payments for income taxes, net	$(2,715)	$339	$140,450
Change in value of available-for-sale securities, net of taxes	$(16)	$(17)	$(169)

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Shareholders’ Equity

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except per share data)	Shares	Stated value	Shares	Stated value	value	earnings	income (loss)	Total

Balance at April 1, 2007	31,385	$9,416	(35)	$(11)	$129,668	$489,435	$(1,664)	$626,844
Record cumulative effect of unrecognized tax positions	—	—	—	—	—	(2,888)	—	(2,888)
Cash dividends ($0.12 per share)	—	—	—	—	—	(3,407)	—	(3,407)
Non-cash stock based compensation expense	76	23	—	—	5,309	—	—	5,332
Shares issued upon exercise of stock options	108	32	—	—	1,414	—	—	1,446
Self tender offer — buyback of common shares for treasury	—	—	(8,975)	(2,693)	(147,305)	—	—	(149,998)
Self tender offer expenses	—	—	—	—	(1,570)	—	—	(1,570)
Nonvested shares issued from treasury shares	—	—	32	10	697	—	—	707
Tax benefit related to exercise of stock options	—	—	—	—	213	—	—	213
Comprehensive income:
Net income	—	—	—	—	—	3,659	—	3,659
Unrealized translation adjustment	—	—	—	—	—	—	(1,503)	(1,503)
Unrealized loss on securities net of $8 in taxes	—	—	—	—	—	—	(169)	(169)
Net actuarial losses and prior service cost on defined benefit pension plans, net of $505 in taxes	—	—	—	—	—	—	799	799

Total comprehensive income								2,786

Balance at March 31, 2008	31,569	$9,471	(8,978)	$(2,694)	$(11,574)	$486,799	$(2,537)	$479,465
Cash dividends ($0.12 per share)	—	—	—	—	—	(2,718)	—	(2,718)
Non-cash stock based compensation expense	(45)	(14)	—	—	446	—	—	432
Nonvested shares issued from treasury shares	—	—	81	25	—	—	—	25
Comprehensive loss:
Net loss	—	—	—	—	—	(284,134)	—	(284,134)
Unrealized translation adjustment	—	—	—	—	—	—	(1,741)	(1,741)
Unrealized loss on securities net of $(7) in tax benefits	—	—	—	—	—	—	(17)	(17)
Net actuarial losses and prior service cost on defined benefit pension plans, net of $871 in taxes	—	—	—	—	—	—	1,405	1,405

Total comprehensive loss								(284,487)

Balance at March 31, 2009	31,524	$9,457	(8,897)	$(2,669)	$(11,128)	$199,947	$(2,890)	$192,717
Cash dividends ($0.06 per share)	—	—	—	—	—	(1,360)	—	(1,360)
Non-cash stock based compensation expense	—	—	—	—	1,588	—	—	1,588
Nonvested shares issued	70	21	197	59	758	—	—	838
Shares issued upon exercise of stock options	13	4	25	8	77	—	—	89
Tax deficit related to exercise of stock options	—	—	—	—	(65)	—	—	(65)
Comprehensive income:
Net income	—	—	—	—	—	3,547	—	3,547
Unrealized translation adjustment	—	—	—	—	—	—	1,320	1,320
Unrealized loss on securities	—	—	—	—	—	—	91	91
Net actuarial losses and prior service cost on defined benefit pension plans, net of $104 in taxes	—	—	—	—	—	—	159	159

Total comprehensive income								5,117

Balance at March 31, 2010	31,607	$9,482	(8,675)	$(2,602)	$(8,770)	$202,134	$(1,320)	$198,924

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
The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2010 refers to the fiscal year ended March 31, 2010.
Principles of consolidation.  The consolidated financial statements include the accounts of the Company. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated. Unless otherwise indicated, amounts in Notes to Consolidated Financial Statements refer to continuing operations.
Use of estimates.  Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
Foreign currency translation.  The financial statements of the Company’s foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are reflected as a component of “Accumulated other comprehensive loss” within shareholders’ equity in the Company’s Consolidated Balance Sheets. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated operating results of the Company.
Related party transactions.  In connection with the move of its headquarters from Ohio to Florida and then back to Ohio during fiscal years 2008 and 2009, the Company provided relocation assistance to its executive officers who were required to relocate. This relocation assistance included costs related to temporary housing, commuting expenses, sales and broker commissions, moving expenses, costs to maintain the executive’s former residence while it was on the market and the loss, if any, associated with the sale of the executive’s former residence. For more information, refer to the Summary Compensation Table for fiscal years 2008 and 2009, in the Company’s 2009 Proxy Statement under the heading, “Executive Compensation.”
All related person transactions with the Company require the prior approval of or ratification by the Company’s Audit Committee. In October 2009, the Board adopted Related Person Transaction Procedures to formalize the procedures by which the Audit Committee reviews and approves or ratifies related person transactions. The procedures set forth the scope of transactions covered, the process for reporting such transactions, and the review process. Through the Nominating and Corporate Governance Committee, the Company makes a formal yearly inquiry of all of its executive officers and directors for purposes of disclosure of related person transactions, and any such newly revealed related person transactions are conveyed to the Audit Committee. All officers and directors are charged with updating this information with the Company’s internal legal counsel.
Segment reporting.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Operating segments may be aggregated for segment reporting purposes so long as certain aggregation criteria are met. With the divestiture of the Company’s KeyLink Systems Distribution Business (“KSG”) in fiscal 2007, the continuing operations of the Company represented one business segment that provided IT solutions to corporate and public-sector customers. In fiscal 2008, the Company evaluated its business groups and developed a structure to support the Company’s strategic direction as it transformed to a pervasive solution provider largely in the North American IT market. With this transformation, the Company now has three reportable segments: HSG, RSG, and TSG. See Note 13 for a discussion of the Company’s segment reporting.
Revenue recognition.  The Company derives revenue from three primary sources: server, storage and point of sale hardware, software, and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenues are presented net of any applicable taxes collected and remitted to governmental agencies.
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
The Company also offers proprietary and third-party services to its customers. Proprietary services generally include: consulting, installation, integration, training, and maintenance. Revenue relating to maintenance services is recognized evenly over the coverage period of the underlying agreement. Many of the Company’s software arrangements include consulting services sold separately under consulting engagement contracts. When the arrangements qualify as service transactions, consulting revenues from these arrangements are accounted for separately from the software revenues. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the software), degree of risk, availability of services from other vendors, timing of payments, and the impact of milestones or other customer acceptance criteria on revenue realization. If there is significant uncertainty about the project completion or receipt of payment for consulting services, the revenues are deferred until the uncertainty is resolved.
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
Share-based compensation.  The Company has a stock incentive plan under which it may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, time-vested restricted shares, restricted share units, performance-vested restricted shares, and performance shares. Shares issued pursuant to awards under this plan may be made out of treasury or authorized but unissued shares. The Company also has an employee stock purchase plan.
The Company records compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of the Company’s common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Sholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of the Company’s common shares. Additional information regarding the assumptions used to value stock-based compensation awards is provided in Note 16, Share-Based Compensation.
Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for options exercised (excess tax benefits) are classified as financing cash flows in the Consolidated Statements of Cash Flows. As no stock options were exercised during the year ended March 31, 2009, no excess tax benefits were recognized in fiscal 2009.
Earnings per share.  Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period and adjusting income available to common shareholders for the assumed conversion of all potentially dilutive securities, as necessary. The dilutive common equivalent shares outstanding are computed by sequencing each series of issues of potential common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share is not adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive.
Comprehensive income (loss).  Comprehensive income (loss) is the total of net income (loss), as currently reported under GAAP, plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive income (loss) for fiscal years 2008, 2009, and 2010 are as follows:

			Unamortized
			net actuarial
	Foreign	Unrealized	gains,	Accumulated
	currency	gain (loss)	losses and	other
	translation	on	prior	comprehensive
	adjustment	securities	service cost	income (loss)

Balance at April 1, 2007	$1,260	$95	$(3,019)	$(1,664)
Change during fiscal 2008	(1,503)	(169)	799	(873)

Balance at March 31, 2008	(243)	(74)	(2,220)	(2,537)
Change during fiscal 2009	(1,741)	(17)	1,405	(353)

Balance at March 31, 2009	(1,984)	(91)	(815)	(2,890)
Change during fiscal 2010	1,320	91	159	1,570

Balance at March 31, 2010	$(664)	$—	$(656)	$(1,320)

Fair value measurements.  The Company measures the fair value of financial assets and liabilities on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, the Company uses various valuation techniques. Additional information regarding fair value measurements is provided in Note 17, Fair Value Measurements.
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
In fiscal 2010, Verizon Communications, Inc. represented 27.0% of Agilysys total sales and 38.7% of TSG’s total sales. In fiscal 2009, Verizon Communications, Inc. represented 22.7% of Agilysys total sales and 32.6% of TSG’s total sales. In fiscal 2008, Verizon Communications, Inc. represented 11.7% of Agilysys total sales and 16.3% of TSG’s total sales.
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
Inventories.  The Company’s inventories are comprised of finished goods. Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. The Company’s inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions such as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. The Company provides a reserve for obsolescence, which is calculated based on several factors, including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.
Investments in corporate-owned life insurance policies and marketable securities.  The Company invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of its employee benefit plans. The corporate-owned life insurance policies and marketable securities are held in a Rabbi Trust and are classified within “Prepaid and other current assets” and “Other non-current assets” in the Company’s Consolidated Balance Sheets. The Company’s investment in corporate-owned life insurance policies are held for an indefinite period and are recorded at their cash surrender value, which approximates fair value, at the balance sheet date. The Company took loans totaling $12.5 million against these policies in fiscal 2010 and used the proceeds for the payment of obligations under the SERP. The Company is not obligated to repay and does not intend to repay these loans. The aggregate cash surrender value of these life insurance policies was $13.0 million (net of policy loans totaling $12.5 million) and $23.4 million at March 31, 2010 and 2009, respectively.
Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. The Company entered into a separate agreement with each of the former executives covered by these arrangements whereby the Company splits a portion of the policy benefits with the former executive. At March 31, 2010, the Company recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. This expense was classified within “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations and the related liability was recorded within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts was $3.1 million (net of policy loans of $0.2 million) and $2.8 million (net of policy loans of $0.2 million) at March 31, 2010 and 2009, respectively.
Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. The Company recorded gains of $0.8 million in fiscal 2010 and losses of $4.6 million and $0.7 million in fiscal 2009 and fiscal 2008, respectively, related to the corporate-owned life insurance policies.
The Company’s investment in marketable equity securities are held for an indefinite period and thus are classified as available for sale. The aggregate fair value of the Company’s marketable securities was $21,000 and $37,000 at March 31, 2010 and 2009, respectively. Realized gains and losses are determined on the basis of specific identification. During fiscal 2010, sales proceeds and realized losses were $61,000 and $91,000, respectively. During fiscal 2009, sales proceeds and realized losses were $0.1 million and $24,000, respectively. During fiscal 2008, sales proceeds and realized gains were $6.1 million and $0.2 million, respectively. The Company used the sales proceeds in fiscal 2010 and fiscal 2009 to pay for the cost of actuarial and professional fees related to the employee benefit plans. The Company used the sale proceeds in fiscal 2008 to fund additional investments in corporate-owned life insurance policies. At March 31, 2010, there are no unrealized gains or losses on available-for-sale securities included in other comprehensive income.
Investments in affiliated companies.  The Company may periodically enter into certain investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. During fiscal

2008, the investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “Other (income) expenses, net” in the Consolidated Statements of Operations.
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
During the first quarter of fiscal 2009, management took actions to realign its cost structure. These actions included a $3.8 million impairment charge related to the Company’s customer relationship intangible asset that was classified within “Restructuring charges” in the Consolidated Statements of Operations. The restructuring actions are described further in Note 4, Restructuring Charges (Credits). Then, in connection with the annual goodwill impairment test performed as of February 1, 2009 (discussed below), the Company concluded that an impairment existed. As a result, in the fourth quarter of fiscal 2009, the Company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset.
Goodwill.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company conducted its annual goodwill impairment test on February 1, 2010. As a result of this analysis, the Company concluded that there was no impairment of the recorded goodwill or other indefinite-lived intangible assets. However, in the first quarter of fiscal 2009, impairment indicators arose with respect to the Company’s goodwill. Therefore, during the first quarter of fiscal 2009, the Company initiated a “step-two” analysis to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The fair value of each reporting unit was calculated using discounted cash flow analyses and weighted average costs of capital of 15.5% to 23.5%, depending on the risks of the various reporting units. This “step-two” analysis was not complete as of June 30, 2008. Therefore, the Company recognized an estimated impairment charge of $33.6 million as of June 30, 2008, pending completion of the analysis. This amount did not include $16.8 million in goodwill impairment related to the acquisition of CTS Corporation (“CTS”) that was classified within “Restructuring charges” in the Consolidated Statements of Operations in the first quarter of fiscal 2009. The “step-two” analysis was updated and completed in the second quarter of fiscal 2009, resulting in the Company recognizing an additional goodwill impairment charge of $112.0 million.
The Company conducted its annual goodwill impairment test as of February 1, 2009 and updated the analyses performed in the first and second quarters of fiscal 2009. Based on the analysis, the Company concluded that a further impairment of goodwill had occurred. As a result, the Company recorded an additional impairment charge of $83.9 million in the fourth quarter of fiscal 2009. Total goodwill impairment charges recorded during fiscal 2009 were $229.5 million, not including the $16.8 million classified within restructuring charges in the first quarter of fiscal 2009. There were no new impairment indicators at March 31, 2010. Additional information regarding the Company’s goodwill and impairment analyses is provided in Note 5, Goodwill and Intangible Assets, and Note 17, Fair Value Measurements.
Long-lived assets.  Property and equipment are recorded at cost. Major renewals and improvements are capitalized, as are interest costs on capital projects. Minor replacements, maintenance, repairs, and reengineering costs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized.
Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up a negligible portion of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Capitalized project expenditures are not depreciated until the underlying project is completed. Total depreciation expense on property and equipment was $3.9 million, $4.0 million, and $3.3 million during fiscal 2010, 2009, and 2008, respectively. Total amortization expense on capitalized software was $3.5 million, $3.1 million, and $2.6 million during fiscal 2010, 2009, and 2008, respectively.
The Company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. During fiscal 2010, the Company recorded asset impairment charges of

$0.3 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business. As of March 31, 2010, the Company concluded that no additional impairment indicators existed.
Valuation of accounts payable.  The Company’s accounts payable has been reduced by amounts claimed from vendors for returns and other amounts related to incentive programs. Amounts related to incentive programs are recorded as adjustments to cost of goods sold or operating expenses, depending on the nature of the program. There is a time delay between the submission of a claim by the Company and confirmation of the claim by our vendors. Historically, the Company’s estimated claims have approximated amounts agreed to by vendors.
Supplier programs.  The Company participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as a reduction of cost of sales when earned. In addition, the Company receives incentives from suppliers related to cooperative advertising allowances and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as a reduction of cost of sales or advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Advertising and product promotional expenses, net of cooperative reimbursements received totaled $0.9 million, $2.2 million, and $1.5 million during the fiscal years ended March 31, 2010, 2009, and 2008, respectively.
Concentrations of supplier risk.  During fiscal 2010, 2009, and 2008, sales of products and services from the Company’s three largest original equipment manufacturers (“OEMs”) accounted for 66%, 65%, and 65%, respectively, of the Company’s sales volume. The Company’s relationship with its largest OEM, Sun Microsystems, Inc. (“Sun”) (now owned by Oracle), began when Agilysys acquired Innovative Systems Design, Inc. in July 2007. Sales of products and services sourced through Sun accounted for 32%, 31%, and 23% of the Company’s sales volume in fiscal 2010, 2009, and 2008, respectively. Sales of products and services sourced through HP accounted for 21%, 22%, and 27% of the Company’s sales volume in fiscal 2010, 2009, and 2008, respectively. Sales of products and services sourced through IBM accounted for 13%, 12%, and 15% of the Company’s sales volume in fiscal 2010, 2009, and 2008, respectively. The loss of any of the top three OEMs or a combination of certain other OEMs could have a material adverse effect on the Company’s business, results of operations, and financial condition unless alternative products manufactured by others are available to the Company. In addition, although the Company believes that its relationships with OEMs are good, there can be no assurance that the Company’s OEMs will continue to supply products on terms acceptable to the Company.
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
The Company records a liability for “unrecognized tax positions,” defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. On April 1, 2007, the Company recorded an additional liability of approximately $2.9 million for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings in the Consolidated Statements of Shareholders’ Equity for the fiscal year ended March 31, 2008. The Company’s income taxes are described further in Note 10.
Non-cash investing activities.  During fiscal 2008, the Company’s investment in an affiliated company was redeemed by the affiliated company for $4.8 million in cash, resulting in a $1.4 million gain on redemption of the investment. The gain was classified within “Other (income) expenses, net” in the Consolidated Statements of Operations.
Recently adopted accounting standards.  On April 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The guidance also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements for exit and disposal activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows, or related disclosures.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. The guidance also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows, or related disclosures.
On June 30, 2009, the Company adopted authoritative guidance issued by the FASB on subsequent events. The guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows, or related disclosures.
On June 30, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about the fair value of financial instruments. The guidance requires an entity to provide disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows, or related disclosures.
On September 30, 2009, the Company adopted authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP. The Company modified its disclosures to comply with the requirements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, or cash flows.
On April 1, 2008, the Company adopted authoritative guidance issued by the FASB on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of the guidance apply under other accounting pronouncements that require or permit fair value measurements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, or cash flows. See Note 17 for additional disclosures required by this guidance.
On April 1, 2008, the Company adopted authoritative guidance issued by the FASB that permits entities to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The guidance also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by the guidance. Therefore, the adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows, or related disclosures.
Recently issued accounting standards.  In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements, which is effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations, cash flows, or related disclosures.
In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which is effective for the Company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations, cash flows, or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, and related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.
Reclassifications.  Certain prior period fiscal 2009 and 2008 product and service revenues and costs of sales were reclassified (no impact on total revenues or total costs of sales) in order to conform to current period reporting presentations. Certain fiscal 2009 and 2008 amortization costs were reclassified from selling, general, and administrative expenses to costs of sales (no impact on operating income (loss)) in order to conform to current period reporting presentations. Certain fiscal 2009 and 2008 amounts related to corporate-owned life insurance policies were reclassified to conform to current period reporting presentation (no impact on income from continuing operations or cash flows provided by (used for) continuing operations. Certain fiscal 2009 and 2008 receivable and payable balances were reclassified (no impact on total current assets or total current liabilities) in order to conform to current period reporting presentations. Certain fiscal 2009 capitalized developed technology costs were reclassified to conform to current period reporting presentations (no impact on total non-current assets). Also, certain amounts in the fiscal 2008 consolidated financial statements were reclassified to reflect the results of discontinued operations of TSG’s China and Hong Kong operations (see Note 3 for additional information).

2.

ACQUISITIONS

Fiscal 2009 Acquisition

Triangle Hospitality Solutions Limited
On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Consolidated Financial Statements from that date forward. Triangle enhanced the Company’s international presence and growth strategy in the UK, as well as solidified the Company’s leading position in the hospitality, stadium, and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the Company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. Due to purchase price adjustments to increase goodwill by $0.4 million during the third quarter of fiscal 2009 and to decrease goodwill by $0.4 million in the first quarter of fiscal 2010, as well as the impact of favorable foreign currency translation of $0.2 million, the goodwill attributed to the Triangle acquisition is $2.9 million at March 31, 2010. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.

Fiscal 2008 Acquisitions

Eatec
On February 19, 2008, the Company acquired all of the shares of Eatec Corporation (“Eatec”), a privately held developer and marketer of inventory and procurement software. Accordingly, the results of operations for Eatec have been included in these Consolidated Financial Statements from that date forward. Eatec’s software, EatecNetX (now called Eatec Solutions by Agilysys), is a recognized leading, open architecture-based, inventory and procurement management system. The software provides customers with the data and information necessary to enable them to increase sales, reduce product costs, improve back-office productivity, and increase profitability. Eatec customers include well-known restaurants, hotels, stadiums, and entertainment venues in North America and around the world, as well as many public service institutions. The acquisition further enhances the Company’s position as a leading inventory and procurement solution provider to the hospitality and foodservice markets. Eatec was acquired for a total cost of $23.5 million, net of cash acquired of $1.5 million. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $18.3 million was assigned to goodwill.
During the second quarter of fiscal 2009, management completed its purchase price allocation and assigned $6.2 million of the acquisition cost to identifiable intangible assets as follows: $1.4 million to non-compete agreements, which will be amortized between two and seven years; $2.2 million to customer relationships, which will be amortized over seven years; $1.8 million to developed technology, which will be amortized over five years; and $0.8 million to trade names, which have an indefinite life.

During the first, second and fourth quarters of fiscal 2009, goodwill impairment charges were taken relating to the Eatec acquisition in the amounts of $1.3 million, $14.4 million, and $3.4 million, respectively. As of March 31, 2010, $1.7 million remains on the Company’s balance sheet in goodwill relating to the Eatec acquisition.

Innovative Systems Design, Inc.
On July 2, 2007, the Company acquired all of the shares of Innovative Systems Design, Inc. (“Innovative”), the largest U.S. commercial reseller of Sun Microsystems servers and storage products. Accordingly, the results of operations for Innovative have been included in these Consolidated Financial Statements from that date forward. Innovative is an integrator and solution provider of servers, enterprise storage management products, and professional services. The acquisition of Innovative established a new and significant relationship between Sun Microsystems and the Company. Innovative was acquired for an initial cost of $100.1 million, net of cash acquired of $8.5 million. Additionally, the Company was required to pay an earn-out of two dollars for every dollar of earnings before interest, taxes, depreciation, and amortization, or EBITDA, greater than $50.0 million in cumulative EBITDA over the first two years after consummation of the acquisition. The earn-out was limited to a maximum payout of $90.0 million. As a result of existing and anticipated EBITDA, during the fourth quarter of fiscal 2008, the Company recognized $35.0 million of the $90.0 million maximum earn-out, which was paid in April 2008. In addition, due to certain changes in the sourcing of materials, the Company amended its agreement with the Innovative shareholders whereby the maximum payout available to the Innovative shareholders was limited to $58.65 million, inclusive of the $35.0 million paid. The EBITDA target required for the shareholders to be eligible for an additional payout was $67.5 million in cumulative EBITDA over the first two years after the close of the acquisition. The earn-out expired during fiscal 2010 and no additional payout was accrued or made.
During the fourth quarter of fiscal 2008, management completed its purchase price allocation and assigned $29.7 million of the acquisition cost to identifiable intangible assets as follows: $4.8 million to non-compete agreements, $5.5 million to customer relationships, and $19.4 million to supplier relationships that will be amortized over useful lives ranging from two to five years.
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $97.8 million was assigned to goodwill. Goodwill resulting from the Innovative acquisition will be deductible for income tax purposes. During the fourth quarter of fiscal 2009, a goodwill impairment charge was taken relating to the Innovative acquisition for $74.5 million. As of March 31, 2010, $23.3 million remains on the Company’s balance sheet as goodwill relating to the Innovative acquisition.

InfoGenesis
On June 18, 2007, the Company acquired all of the shares of IG Management Company, Inc. and its wholly-owned subsidiaries, InfoGenesis and InfoGenesis Asia Limited (collectively, “InfoGenesis”), an independent software vendor and solution provider to the hospitality market. Accordingly, the results of operations for InfoGenesis have been included in these Consolidated Financial Statements from that date forward. InfoGenesis offers enterprise-class point-of-sale solutions that provide end users a highly intuitive, secure, and easy way to process customer transactions across multiple departments or locations, including comprehensive corporate and store reporting. InfoGenesis has a significant presence in casinos, hotels and resorts, cruise lines, stadiums, and foodservice. The acquisition provides the Company a complementary offering that extends its reach into new segments of the hospitality market, broadens its customer base and increases its software application offerings. InfoGenesis was acquired for a total acquisition cost of $88.8 million, net of cash acquired of $1.8 million.
InfoGenesis had intangible assets with a net book value of $15.9 million as of the acquisition date, which were included in the acquired net assets to determine goodwill. Intangible assets were assigned values as follows: $3.0 million to developed technology, which will be amortized between six months and three years; $4.5 million to customer relationships, which will be amortized between two and seven years; and $8.4 million to trade names, which have an indefinite life. Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $71.8 million was assigned to goodwill. Goodwill resulting from the InfoGenesis acquisition will not be deductible for income tax purposes. During the first, second, and fourth quarters of fiscal 2009, goodwill impairment charges were taken relating to the InfoGenesis acquisition in the amounts of $3.9 million, $57.4 million, and $3.8 million, respectively. As of March 31, 2010, $6.7 million remains on the Company’s balance sheet as goodwill relating to the InfoGenesis acquisition.

Pro Forma Disclosure of Financial Information
The following table summarizes the Company’s unaudited consolidated results of operations as if the InfoGenesis and Innovative acquisitions occurred on April 1:

	Year Ended March 31,
	2010	2009	2008

Net sales	$640,431	$730,720	$841,101
Income (loss) from continuing operations	$3,576	$(282,187)	$7,068
Net income (loss)	$3,547	$(284,134)	$8,908
Earnings (loss) per share — basic income from continuing operations	$0.16	$(12.49)	$0.25
Earnings (loss) per share — basic net income	$0.16	$(12.58)	$0.32
Earnings (loss) per share — diluted income from continuing operations	$0.15	$(12.49)	$0.25
Earnings (loss) per share — diluted net income	$0.15	$(12.58)	$0.31

Stack Computer, Inc.
On April 2, 2007, the Company acquired all of the shares of Stack Computer, Inc. (“Stack”). Stack’s customers include leading corporations in the financial services, healthcare, and manufacturing industries. Accordingly, the results of operations for Stack have been included in these Consolidated Financial Statements from that date forward. Stack also operates a highly sophisticated solution center, which is used to emulate customer IT environments, train staff, and evaluate technology. The acquisition of Stack strategically provides the Company with product solutions and services offerings that significantly enhance its existing storage and professional services business. Stack was acquired for a total acquisition cost of $23.8 million, net of cash acquired of $1.4 million.
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
Based on management’s allocation of the acquisition cost to the net assets acquired, approximately $13.3 million was assigned to goodwill. Goodwill resulting from the Stack acquisition is deductible for income tax purposes. During the first and second quarters of fiscal 2009, goodwill impairment charges were taken relating to the Stack acquisition in the amounts of $7.8 million and $2.1 million, respectively. As of March 31, 2010, $3.4 million remains on the Company’s balance sheet as goodwill relating to the Stack acquisition.

3.

DISCONTINUED OPERATIONS

TSG’s China and Hong Kong Operations
In July, 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. As a result, the Company classified TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. As a result of this decision, the Company wrote-off goodwill associated with TSG’s China and Hong Kong operations totaling $0.9 million in fiscal 2009. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s China and Hong Kong operations, which primarily consisted of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The assets and liabilities of these operations are classified as discontinued operations in the Company’s Consolidated Balance Sheets, and the operations were reported as discontinued operations in the Company’s Consolidated Statements of Operations for the periods presented.

Sale of Assets and Operations of KeyLink Systems Distribution Business
During fiscal 2007, the Company sold the assets and operations of KSG for $485.0 million in cash, subject to a working capital adjustment. Through the sale of KSG, the Company exited all distribution-related businesses and now exclusively sells directly to end-user customers. By monetizing the value of KSG, the Company significantly increased its financial flexibility and redeployed the proceeds in efforts to accelerate the growth of its ongoing business both organically and through acquisition. The sale of KSG represented a disposal of a component of an entity. Income from discontinued operations for the fiscal years ended March 31, 2009 and 2008 includes the settlement of obligations and contingencies of KSG that existed as of the date the assets and operations of KSG were sold.
In connection with the sale of KSG, the Company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. (“Arrow”). Under the PPA, the Company is required to purchase a minimum of $330 million of products each fiscal year during the term of the agreement (5 years), adjusted for product availability and other factors.

Components of Results of Discontinued Operations
For the fiscal years ended March 31, 2010, 2009, and 2008 the (loss) income from discontinued operations was comprised of the following:

	2010	2009	2008

Discontinued operations:
Resolution of contingencies related to KSG	$—	$(1,620)	$4,664
Resolution of contingencies related to the Industrial Electronics Division	—	(11)	(8)
Loss from operations of TSG’s China and Hong Kong businesses	(29)	(752)	(1,178)
Loss on sale of TSG’s China and Hong Kong businesses	—	(787)	—

	(29)	(3,170)	3,478
(Benefit) provision for income taxes	—	(1,223)	1,677

(Loss) income from discontinued operations	$(29)	$(1,947)	$1,801

4.

RESTRUCTURING CHARGES (CREDITS)

Fiscal 2009 Restructuring Activity
First and Second Quarters Professional Services Restructuring.  During the first and second quarters of fiscal 2009, the Company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups, resulting in a workforce reduction that was comprised mainly of service personnel. The Company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. A total of $23.5 million in restructuring charges were recorded during fiscal 2009 ($23.1 million and $0.4 million in the first and second quarters of fiscal 2009, respectively) for these actions. The costs related to one-time termination benefits associated with the workforce reduction ($2.5 million and $0.4 million in the first and second quarters of fiscal 2009, respectively), and goodwill and intangible asset impairment charges ($20.6 million in the first quarter of fiscal 2009), which related to the Company’s fiscal 2005 acquisition of The CTS Corporations (“CTS”). Payment of these one-time termination benefits was substantially complete in fiscal 2009. The entire $23.5 million restructuring charge relates to the TSG reportable business segment.
Third Quarter Management Restructuring.  During the third quarter of fiscal 2009, the Company took steps to realign its cost and management structure. During October 2008, the Company’s former Chairman, President and CEO announced his retirement, effective immediately. In addition, four Company vice presidents, as well as other support personnel, were terminated. The Company also relocated its headquarters from Boca Raton, Florida, to Solon, Ohio, where the Company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in restructuring charges totaling $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the Company’s Supplemental Executive Retirement Plan (“SERP”). An additional $0.2 million expense was incurred in the fourth quarter of fiscal 2009 as a result of an impairment to the leasehold improvements at the Company’s former headquarters in Boca Raton, Florida. These restructuring charges are included in Corporate/Other.
Fourth Quarter Management Restructuring.  During the fourth quarter of fiscal 2009, the Company took additional steps to realign its cost and management structure. An additional four Company vice presidents, as well as other support and sales personnel, were terminated during the quarter. These actions resulted in a restructuring charge of $3.7 million during the quarter, comprised mainly of termination benefits for the above-mentioned management changes. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $1.2 million under the Company’s SERP. These restructuring charges are included in Corporate/Other.
During fiscal 2010, the Company recorded an additional $0.8 million in restructuring charges associated with the restructuring actions taken in the third and fourth quarters of fiscal 2009. The additional restructuring charges were primarily comprised of non-cash settlement charges related to the payment of obligations under the Company’s SERP to two former executives.
The restructuring actions discussed above resulted in restructuring charges totaling $0.8 million and $40.8 million for the fiscal years ended March 31, 2010 and 2009, respectively. The Company expects to incur additional restructuring charges of approximately $0.9 million between fiscal 2011 and fiscal 2012 for non-cash settlement charges related to the expected payment of SERP obligations to two other former executives and for ongoing facility obligations.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and			Goodwill and
	Other			Long Lived
	Employment		Other	Intangible
	Costs	Facilities	Expenses	Assets	SERP	Total

Balance at April 1, 2008	$1	$43	$—	$—	$—	$44
Additions	12,919	1,422	171	20,571	5,664	40,747
Accretion of lease obligations	—	54	—	—	—	54
Write off of intangibles	—	—	—	(20,571)	—	(20,571)
Curtailment of benefit plan obligations	—	—	—	—	(5,664)	(5,664)
Payments	(4,074)	(477)	(132)	—	—	(4,683)

Balance at March 31, 2009	$8,846	$1,042	$39	$—	$—	$9,927
Additions	—	—	—	—	821	821
Accretion of lease obligations	—	93	—	—	—	93
Settlement of benefit plan obligations	—	—	—	—	(821)	(821)
Payments	(7,497)	(455)	(39)	—	—	(7,991)
Adjustments	(60)	(31)	—	—	—	(91)

Balance at March 31, 2010	$1,289	$649	$—	$—	$—	$1,938

Of the remaining $1.9 million liability at March 31, 2010, $1.0 million of severance and other employment costs are expected to be paid during fiscal 2011 and $0.3 million is expected to be paid in fiscal 2012. Approximately $0.2 million is expected to be paid during fiscal 2011 for ongoing facility obligations. Facility obligations are expected to continue through fiscal 2014.

Components of Restructuring Charges (Credits)
Included in the Consolidated Statements of Operations are restructuring charges of $0.8 million and $40.8 million in fiscal 2010 and 2009, respectively, and restructuring credits of $75,000 in fiscal 2008. Restructuring charges in fiscal 2010 were primarily comprised of non-cash settlement charges related to the payment of obligations under the Company’s SERP to two former executives. Restructuring charges in fiscal 2009 were comprised of the following: $54,000 for accretion expense, $12.9 million for severance adjustments, $20.6 million for CTS goodwill and intangible asset impairment, $5.7 million related to SERP and additional service credits liability curtailments, $1.4 million related to the Boca Raton, Florida facility, and $0.1 million related to the management transition and the buyout of the airplane lease. In fiscal 2008, the $75,000 restructuring credits were primarily comprised of accretion expense for lease obligations, credits related to the difference between actual and accrued sublease income and common area costs, and a credit for severance adjustments.

5.

GOODWILL AND INTANGIBLE ASSETS

The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Goodwill
The Company tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill was allocated to the Company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 13, the Company has three operating segments and five reporting units.
The Company conducted its annual goodwill impairment test on February 1, 2010. As a result of this analysis, the Company concluded that there was no impairment of the recorded goodwill or other indefinite-lived intangible assets. However, during fiscal 2009, indictors of potential impairment caused the Company to conduct interim impairment tests. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment during fiscal 2009. The Company completed step one of the impairment analysis and concluded that, as of June 30, 2008, the fair value of three of its reporting units was below their respective carrying values, including goodwill. The three reporting units that showed potential impairment were HSG, RSG, and Stack (formerly a reporting unit within TSG). As such, step two of the impairment test was initiated in order to measure the amount of the impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value.
The calculation of the goodwill impairment in the step-two analysis includes hypothetically valuing all of the tangible and intangible assets of the impaired operating segments or reporting units as if the operating segments or reporting units had been acquired in a business combination. The GAAP definition of fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined by market participants, even if the Company’s intended use of the asset is different. Additional information regarding the Company’s assumptions and methodology used for goodwill impairment analyses is provided in Note 17, Fair Value Measurements.
Due to the extensive work involved in performing these valuations, the step-two analysis had not been completed at the time of the filing of the June 30, 2008 Form 10-Q. Therefore, the Company recorded an estimate in the amount of $33.6 million in non-cash goodwill impairment charges as of June 30, 2008, excluding the $16.8 million devaluation of goodwill classified as restructuring charges and discussed in Note 4. The estimated impairment charges related to the company’s business segments as follows: $7.4 million to HSG, $18.4 million to RSG, and $7.8 million to TSG. As a result of completing the step-two analysis, the Company recorded additional impairment charges totaling $112.0 million as of September 30, 2008, with $103.4 million, $6.5 million, and $2.1 million related to HSG, RSG, and TSG, respectively.
The Company conducted its annual goodwill impairment test as of February 1, 2009 and concluded that goodwill was impaired by an additional $83.9 million, with $9.3 million, and $74.6 million related to HSG and TSG, respectively. In total, goodwill impairment charges recorded in 2009 were $229.5 million, excluding the $16.8 million classified as restructuring charges and discussed in Note 4, Restructuring Charges (Credits). The fiscal 2009 year-to-date goodwill impairment totals for each of the three reporting segments were $120.1 million for HSG, $24.9 million for RSG, and $84.5 million for TSG.
The changes in the carrying amount of goodwill for the years ended March 31, 2010 and 2009 are as follows:

	HSG	RSG	TSG	Total

Balance at April 1, 2008	$136,043	$24,912	$137,465	$298,420
Goodwill acquired (see Note 2)	3,051	—	—	3,051
Goodwill adjustments (see Note 2)	(3,815)	—	56	(3,759)
Goodwill related to discontinued operations (see Note 3)	—	—	(860)	(860)
Goodwill related to restructuring (see Note 4)	—	—	(16,811)	(16,811)
Goodwill impairment losses	(120,087)	(24,912)	(84,456)	(229,455)
Impact of foreign currency translation	4	—	(208)	(204)

Balance at March 31, 2009	$15,196	$—	$35,186	$50,382

	HSG	RSG	TSG	Total

Balance at April 1, 2009	$135,283	$24,912	$119,642	$279,837
Accumulated impairment losses	(120,087)	(24,912)	(84,456)	(229,455)

	15,196	—	35,186	50,382
Goodwill adjustment (see Note 2)	(360)	—	—	(360)
Impact of foreign currency translation	174	—	222	396

Balance at March 31, 2010	$15,010	$—	$35,408	$50,418

Intangible Assets
The following table summarizes the Company’s intangible assets at March 31, 2010, and 2009:

	2010			2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Customer relationships	$24,957	$(20,318)	$4,639	$24,957	$(18,341)	$6,616
Supplier relationships	28,280	(22,584)	5,696	28,280	(19,094)	9,186
Non-competition agreements	9,610	(5,553)	4,057	9,610	(3,884)	5,726
Developed technology	10,085	(7,271)	2,814	10,085	(6,014)	4,071
Patented technology	80	(80)	—	80	(80)	—
Project expenditures not yet in use (Guest 360tm)	5,204	—	5,204	960	—	960

	78,216	(55,806)	22,410	73,972	(47,413)	26,559
Unamortized intangible assets:
Trade names	12,500	N/A	12,500	12,500	N/A	12,500
Accumulated impairment	(2,400)	N/A	(2,400)	(2,400)	N/A	(2,400)

	10,100	N/A	10,100	10,100	N/A	10,100

Total intangible assets	$88,316	$(55,806)	$32,510	$84,072	$(47,413)	$36,659

Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and ten years.
The Company conducted its annual goodwill impairment test on February 1, 2010 and concluded that there was no impairment of the recorded indefinite-lived intangible asset amounts. During the first quarter of fiscal 2009, the Company recorded a $3.8 million impairment charge related to TSG’s customer relationship intangible asset that was classified within restructuring charges and is described further in Note 4. In the fourth quarter of fiscal 2009, in connection with the annual goodwill impairment test performed as of February 1, 2009, the Company concluded that an impairment of its indefinite-lived intangible asset existed. As a result, the Company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset, which related to HSG.
Amortization expense relating to intangible assets for the fiscal years ended March 31, 2010, 2009 and 2008 was $8.4 million, $20.0 million, and $17.7 million, respectively.

The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows:

Amount

Fiscal year ending March 31
2011	$4,744
2012	4,512
2013	3,357
2014	2,134
2015	1,747

Total estimated amortization expense for the next five years	$16,494

6.

INVESTMENT IN MAGIRUS — SOLD IN NOVEMBER 2008

In November 2008, the Company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In July 2008, the Company also received a dividend from Magirus of $7.3 million related to Magirus’ fiscal 2008 sale of a portion of its distribution business. As a result, the Company received total proceeds of $9.6 million from Magirus during fiscal 2009. Accordingly, the Company adjusted the fair value as of March 31, 2008 to the net present value of the subsequent cash proceeds. During the fourth quarter of fiscal 2008, this adjustment resulted in charges of $4.9 million for the impairment of the investment and $5.5 million for the write-off of the cumulative currency translation adjustment related to this investment.
Prior to March 31, 2008, the Company decided to sell its 20% investment in Magirus. Therefore, the Company classified its ownership interest in Magirus in its Consolidated Balance Sheets as an investment held for sale until it was sold in November 2008.
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
Because of the Company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the Company is not permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A.

7.

LEASE COMMITMENTS

Capital Leases
The Company is the lessee of certain equipment under capital leases expiring in various years through fiscal 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2010, for each of the next five years and in the aggregate are:

Amount

Fiscal year ending March 31
2011	$350
2012	319
2013	82
2014	—
2015 and thereafter	—

Total minimum lease payments	$751
Less: amount representing interest	(56)

Present value of minimum lease payments	$695

Interest rates on capitalized leases vary from 5.8% to 14.4% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Leases
The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through fiscal 2017 and require the Company to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities and equipment leases contain renewal options for periods up to ten years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.
The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2010:

Amount

Fiscal year ending March 31
2011	$5,768
2012	4,600
2013	4,191
2014	3,388
2015	2,619
Thereafter	3,495

Total minimum lease payments	$24,061

Total minimum future rental payments have been reduced by $96,000 of sublease rentals estimated to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $8.1 million, $8.0 million, and $7.9 million for fiscal 2010, 2009, and 2008, respectively.

8.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2010, and 2009:

	2010	2009

IBM floor plan agreement	$—	$74,159
Capital lease obligations	695	395

	695	74,554
Less: current maturities	(311)	(74,397)

Long-term capital lease obligations	$384	$157

Revolving Credit Agreement

On May 5, 2009, the Company executed a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A., as agent for the lenders from time to time party thereto, which replaced a previous credit facility that was terminated on January 20, 2009. The Credit Facility provides $50 million of credit (which may be increased to $75 million by a $25 million “accordion provision”) for borrowings and letters of credit and will mature May 5, 2012. The Company’s obligations under the Credit Facility are secured by all of the Company’s assets. The Credit Facility establishes a borrowing base for availability of loans predicated on the level of the Company’s accounts receivable meeting banking industry criteria. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable at maturity. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the Credit Facility. LIBOR Loans under this Credit Facility bear interest at LIBOR for the applicable interest period plus an applicable margin ranging from 3.0% to 3.5%. Base rate loans (as defined in the Credit Facility) bear interest at the Base Rate (as defined in the Credit Facility) plus an applicable margin ranging from 2.0% to 2.5%. Interest is payable on the first of each month in arrears. There is no premium or penalty for prepayment of borrowings under the Credit Facility.
The Credit Facility contains normal mandatory repayment provisions, representations, and warranties and covenants for a secured credit facility of this type. The Credit Facility also contains customary Events of Defaults upon the occurrence of which, among other remedies, the Lenders may terminate their commitments and accelerate the maturity of indebtedness and other obligations under the Credit Facility.
The Company’s Credit Facility also contains a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that in the fourth quarter, the Company would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of the company’s new proprietary property management system software, Guest 360tm, as well as the acceleration of the time line related to the internal implementation of the new Oracle ERP system. On January 20, 2010, the company obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures will revert to the $10.0 million limit for the remaining fiscal years under the Credit Facility’s term.
As of March 31, 2010, the Company had no amounts outstanding under the Credit Facility and $44.1 million was available for future borrowings. However, at March 31, 2010, the Company would have been and still would be limited to borrowing no more than $29.1 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. The Company has no intention to borrow amounts under the Credit Facility in the near term.

IBM Floor Plan Agreement

On February 22, 2008, the Company entered into the Fourth Amended and Restated Agreement for Inventory Financing (Unsecured) (“Inventory Financing Agreement”) with IBM Credit LLC, a wholly-owned subsidiary of International Business Machines Corporation (“IBM”). In addition to providing the Inventory Financing Agreement, IBM has engaged and may engage as a primary supplier to the Company in the ordinary course of business. Under the Inventory Financing Agreement, the Company may finance the purchase of products from authorized suppliers up to an aggregate outstanding amount of $145 million. On February 2, 2009, IBM lowered the credit line from $150 million to $100 million due to the loss of a significant syndicate partner in the credit line. There were no changes, except for the lower credit line, and both parties continued to operate under the existing terms. The Company entered into the IBM flooring arrangement in February 2008 to realize the benefit of extended payment terms. This Inventory Financing Agreement provided the Company 75 days of interest-free financing, which was better than the trade accounts payable terms provided by the Company’s vendors. Prior to February 2008, the Company solely utilized trade accounts payable to finance working capital.
The Company was in discussions with IBM regarding an increase or overline component to the inventory financing agreement, whether through establishing a new comprehensive financing agreement or due to the passage of time as credit market conditions improve. However, on May 4, 2009, the Company decided to terminate its Inventory Financing Agreement with IBM and primarily fund working capital through open accounts payable provided by its trade vendors, or the Credit Facility discussed above. At the time of the termination, there was $60.9 million outstanding under this Inventory Financing Agreement that the Company subsequently repaid using cash on hand.

9.

ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	2010	2009

Other non-current assets:
Corporate-owned life insurance policies	$15,904	$26,172
Marketable securities	21	37
Investment in The Reserve Fund’s Primary Fund	—	638
Other	2,250	2,161

Total	$18,175	$29,008

Accrued liabilities:
Salaries, wages, and related benefits	$8,248	$9,575
SERP obligations	2,504	11,103
Other employee benefit obligations	35	1,010
Restructuring liabilities	1,206	7,901
Other taxes payable	3,170	5,016
Income taxes payable	—	855
Other	2,542	2,347

Total	$17,705	$37,807

Other non-current liabilities:
BEP obligations	$4,705	$3,797
SERP obligations	5,908	7,182
Other employee benefit obligations	419	99
Income taxes payable	5,879	7,168
Restructuring liabilities	732	2,026
Capital leases	384	157
Deferred income taxes	412	—
Other	1,011	1,159

Total	$19,450	$21,588

“Other non-current assets” in the table above includes the cash surrender value of certain corporate-owned life insurance policies. These policies are presented net of policy loans and are maintained to informally fund the Company’s obligations with respect to the employee benefit plan obligations included within accrued liabilities and other non-current liabilities in the table above. The Company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in “Other (income) expenses, net” within the accompanying Consolidated Statements of Operations. Additional information with respect to the Company’s corporate-owned life insurance policies and SERP, BEP, and other employee benefit plans obligations is provided in Note 11.

10.

INCOME TAXES

The components of (loss) income before income taxes from continuing operations and income tax provision are as follows:

	2010	2009	2008

(Loss) income before income taxes
Domestic	$(7,799)	$(283,732)	$2,021
Foreign	6,199	449	(1,085)

Total	$(1,600)	$(283,283)	$936
Provision for income taxes
Current
Federal	$(12,277)	$3,958	$2,632
State and local	912	1,813	(514)
Foreign	(407)	168	(391)

Total	(11,772)	5,939	1,727
Deferred
Federal	6,513	(7,526)	(2,571)
State and local	—	491	(250)
Foreign	83	—	172

Total	6,596	(7,035)	(2,649)

Benefit for income taxes	$(5,176)	$(1,096)	$(922)

A reconciliation of the Company’s federal statutory and effective income tax for continuing operations is as follows:

	2010	2009	2008

Income tax (benefit) provision at the statutory rate of 35%	(560)	(99,149)	328
Provision (benefit) for state taxes	720	(7,082)	(497)
Impact of foreign operations	(1,918)	850	31
Goodwill adjustment/impairment	(14)	47,308	—
Nontaxable settlement proceeds	(805)	—	—
Change in valuation allowance	(2,885)	51,558	(138)
(Settlement) adjustment of income tax audits	(476)	850	(822)
Meals & entertainment	283	850	1,181
Equity investment — Magirus	—	—	(1,699)
Compensation	46	1,416	492
Other	433	2,303	202

Benefit for income taxes	(5,176)	(1,096)	(922)

Deferred tax assets and liabilities as of March 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Accrued liabilities	$3,414	$2,765
Allowance for doubtful accounts	495	1,039
Inventory valuation reserve	540	1,254
Restructuring reserve	729	3,568
Foreign net operating losses	474	435
State net operating losses	2,127	1,017
Deferred compensation	4,678	8,150
Deferred revenue	16	778
Goodwill and other intangible assets	30,948	32,694
State and other	6,946	8,919

	50,367	60,619
Less: valuation allowance	(49,295)	(52,177)

Total	1,072	8,442
Deferred tax liabilities:
Property and equipment & software amortization	443	1,037
Other	—	58

Total	443	1,095

Total deferred tax assets	$629	$7,347

At March 31, 2010, the Company’s Hong Kong subsidiary had $2.6 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2010, the Company also had $49.4 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2011 through 2027. During fiscal 2010, the Company received $2.7 million in income tax refunds, net of income tax payments.
At March 31, 2010, the total valuation allowance against deferred tax assets of $49.3 million was mainly comprised of a valuation allowance of $48.7 million for federal and state deferred tax assets, and a valuation allowance of $0.5 million associated with deferred tax assets in Hong Kong that will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more-likely-than-not that the Company will not realize the benefits of these deductible differences.

The Company records a liability for “unrecognized tax positions,” defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at April 1	$5,651	$5,997	$8,055
Additions:
Relating to positions taken during current year	53	260	1,372
Relating to positions taken during prior year	629	1,401	3,454
Reductions:
Relating to tax settlements	(1,084)	(964)	(4,635)
Relating to positions taken during prior year	(133)	(588)	(899)
Relating to lapse in statute	(660)	(353)	—
Due to business acquisitions	—	(102)	(1,350)

Balance at March 31	$4,456	$5,651	$5,997

The Company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of both March 31, 2010 and 2009, the Company had approximately $2.0 million of interest and penalties accrued.
As of March 31, 2010, 2009, and 2008, the Company had recorded a liability of $4.5 million, $5.7 million, and $6.0 million, respectively, related to uncertain tax positions, the recognition of which would affect the Company’s effective income tax rate in each period.
The Company completed certain state income tax audits during fiscal 2010, which reduced the accrual for unrecognized tax benefits when the Company paid $1.4 million. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months, which cannot be estimated at this time.
The Company is currently under examination by the Internal Revenue Service (IRS) for the tax years ended March 31, 2007 and 2008. The examination for fiscal years 2007 and 2008 commenced in the fourth quarter of fiscal 2009 and the second quarter of fiscal 2010, respectively. The Company was notified in the first quarter of fiscal 2010 by the Canada Revenue Agency (CRA) that it is examining the tax years ended March 31, 2004 and 2005. There are no years open prior to fiscal 2004 in any foreign jurisdiction. The Company is currently being audited by multiple state taxing jurisdictions. In material jurisdictions, the Company has tax years open back to and including fiscal 2000.

11.

EMPLOYEE BENEFIT PLANS

The Company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the Company matching $1.00 for every $1.00 on the first 1% of the employee’s pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee’s pre-tax contributions. The Company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Effective September 7, 2009, the Company suspended the employer matching contribution to the 401(k) plan. In February 2010, the Company announced that the employer matching contribution to the 401(k) plan would be reinstated effective January 1, 2011. Total profit sharing and Company matching contributions were $1.3 million, $4.0 million, and $3.2 million in fiscal 2010, 2009, and 2008, respectively.
The Company also provides a non-qualified benefit equalization plan (“BEP”) covering certain employees, which provides for employee deferrals and Company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the Company’s 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $4.7 and $3.8 million at March 31, 2010 and 2009, respectively. The Company also suspended matching contributions to the BEP effective September 7, 2009 and expects to reinstate those matching contributions effective January 1, 2011. Contribution expense for the BEP was $0.3 million, $0.6 million, and $0.6 million in fiscal 2010, 2009, and 2008, respectively.
The Company also provides a supplemental executive retirement plan (“SERP”) for the CEO and certain former officers of the Company. The SERP is a non-qualified defined benefit pension plan designed to provide retirement benefits for the plan participants. The projected benefit obligation recognized by the Company related to the SERP was $8.4 million and $18.3 million at March 31, 2010 and 2009, respectively. The accumulated benefit obligation related to the SERP was $7.8 million and $17.9 million at March 31, 2010, and 2009, respectively. The annual expense for the SERP was $0.7 million, $1.3 million, and $1.3 million in fiscal 2010, 2009, and 2008, respectively.
The significant assumptions used to determine the projected benefit obligation, accumulated benefit obligation and the annual expense for the SERP as of the March 31st measurement date are presented below:

	Fiscal year ended March 31,
	2010	2009	2008

Discount rate	5.62%	6.09%	5.82%
Rate of annual compensation increases	3.00%	3.00%	3.00%

The discount rate represents the Moody’s Aa long-term corporate bond yield as of the Company’s fiscal year-end, which management believes reflects a rate of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the SERP obligations.
In connection with the management restructuring actions taken in the third quarter of fiscal 2009, the Company recorded non-cash curtailment charges of $4.5 million for the SERP, which are included within restructuring charges in the Consolidated Statements of Operations. The curtailment charges pertain to the retirement of the Company’s former CEO and termination of certain officers. In connection with the management restructuring actions taken in the fourth quarter of fiscal 2009, the Company recorded additional non-cash curtailment charges of $0.9 million and $0.3 million related to the SERP and the additional service credits liability curtailments, respectively, which are also included within “Restructuring charges (credits)” in the Consolidated Statements of Operations. The fiscal 2009 fourth quarter charges relate to the termination of an officer and employee. Total curtailment charges recorded as restructuring expenses for the SERP and the additional service liability curtailments in fiscal 2009 were $5.4 million and $0.3 million, respectively.
Certain participants in the SERP were eligible for early retirement under the terms of the SERP and have elected to receive lump sum distributions from the plan and the additional service credits liability. In fiscal 2010, the Company funded the payments by taking loans totaling $12.5 million against the cash surrender value of the corporate-owned life insurance policies that informally fund the SERP. The Company has no obligation to repay these loans and does not intend to repay them.
Another former officer elected to receive a lump sum distribution in fiscal 2011. The Company will fund this payment with certain death benefit proceeds from corporate-owned life insurance policies. Accordingly, the Company classified approximately $2.5 million and $12.1 million of the SERP liability within current “Accrued liabilities” in the Consolidated Balance Sheets as of March 31, 2010 and 2009, respectively. Additional information related to the classification of the current and long-term portion of the SERP and additional service credits liabilities is presented in Note 9.
The Company did not incur curtailment charges related to the SERP in fiscal 2010. However, in fiscal 2010, the Company did incur non-cash settlement charges of $0.8 million pertaining to the payment of SERP benefits to the two former officers who elected lump sum distributions. These non-cash settlement charges are included within “Restructuring charges (credits)” in the Consolidated Statements of Operations.
The Company provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. The Company entered into a separate agreement with each of the former executives covered by these arrangements whereby the Company splits a portion of the policy benefits with the former executive. At March 31, 2010, the Company recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The Company used the assumptions that were used to value the SERP obligations to value these benefits. The expense associated with these benefits was classified within “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations and the related liability was recorded within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts was $3.1 million (net of policy loans of $0.2 million) and $2.8 million (net of policy loans of $0.2 million) at March 31, 2010 and 2009, respectively.
In conjunction with the BEP and SERP, the Company invested in corporate-owned life insurance policies and marketable securities held in a Rabbi Trust and intends to use these investments to satisfy future obligations of the plans. The value of the policies related to these benefit plans was $12.8 million, net of policy loans of $12.5 million, and $23.4 million at March 31, 2010, and 2009, respectively. The Company borrowed $12.5 million against these policies in fiscal 2010 and used the proceeds to satisfy BEP and SERP obligations. The life insurance policies are valued at their cash surrender value, which approximates fair value, and the marketable securities held in a Rabbi trust are valued at fair market value. At March 31, 2010 and 2009, the marketable securities held in the Rabbi trust had a fair value of $21,000 and $37,000, respectively.
The following benefit payments are expected to be made to participants related to the SERP and additional service credits obligations over the next 10 fiscal years:

Amount

Fiscal year ending March 31
2011	$2,504
2012	2,555
2013	—
2014	—
2015	—
2016 — 2020	290

Total	$5,349

12.

COMMITMENTS AND CONTINGENCIES

The Company is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. The Company provides for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.
On July 11, 2006, the Company filed a lawsuit in U.S. District Court for the Northern District of Ohio against the former shareholders of CTS, a company that was purchased by Agilysys in May 2005. In the lawsuit, Agilysys alleged that principals of CTS failed to disclose pertinent information during the acquisition, representing a material breach in the representations of the acquisition purchase agreement. On January 30, 2009, a jury ruled in favor of the Company, finding the former shareholders of CTS liable for breach of contract, and awarded damages in the amount of $2.3 million. On October 30, 2009, the Company settled this case, CTS’ counterclaim, and a related suit brought against the company by CTS’ investment banker, DecisionPoint International, for $3.9 million in satisfaction of the judgment and the Company’s previously incurred attorney’s fees. Pursuant to the settlement agreement, the Company received payments of $1.9 million on October 28, 2009, payments of $0.3 million on each of November 6, 13, and 20, 2009, and a final payment of $1.1 million on November 25, 2009. The Company recorded the $2.3 million in damages awarded in “Other (income) expenses, net” and the remaining $1.6 million, representing reimbursement of attorney’s fees, in “Selling, general, and administrative expenses” within the Consolidated Statements of Operations.
On September 30, 2008, the Company had a $36.2 million investment in The Reserve Fund’s Primary Fund (the “Primary Fund”). Due to liquidity issues, the Primary Fund temporarily ceased honoring redemption requests at that time. The Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved several distributions of cash to investors. On November 25, 2009, U.S. District Court for the Southern District of New York issued an Order (the “Order”) on an application made by the SEC concerning the distribution of the remaining assets of The Reserve Fund’s Primary Fund. The Order provided for a pro rata distribution of the remaining assets and enjoined certain claims against the Primary Fund and other parties named as defendants in litigation involving the Primary Fund. The Order did not provide a timeframe for the pro rata distribution of the assets.
As of March 31, 2009, the Company had received $31.0 million of the investment, with $5.2 million remaining in The Primary Fund. As a result of the delay in cash distribution, during the third quarter of fiscal 2009, the remaining $5.2 million was reclassified from “Cash and cash equivalents” to investments in “Prepaid expenses and other current assets” and “Other non-current assets” in the Company’s Consolidated Balance Sheets, and, accordingly, the reclassification was presented as a cash outflow from investing activities in the

Consolidated Statements of Cash Flows. In addition, as of March 31, 2009, the Company estimated and recognized impairment charges totaling 8.3% of its original investment in the fund for losses that may occur upon the liquidation of the Primary Fund. The impairment charges recognized during fiscal 2009 totaled $3.0 million and were classified in “Other (income) expenses, net” within the Consolidated Statements of Operations.
During fiscal 2010, the Company received additional distributions totaling $4.8 million from The Primary Fund and presented the distributions as a cash inflow from investing activities in the Consolidated Statements of Cash Flows. In addition, the Company recognized gains related to these distributions totaling $2.5 million within “Other (income) expenses, net” in the Consolidated Statements of Operations. At March 31, 2010, the Company had a remaining uncollected balance of its Primary Fund investment totaling $0.5 million, for which a reserve was previously recorded in fiscal 2009. The Company is unable to estimate the timing of future distributions, if any, from the Primary Fund.
As of March 31, 2010 and 2009, the Company had minimum purchase commitments under a PPA with Arrow totaling $660 million and $990 million, respectively.

13.

BUSINESS SEGMENTS

Description of Business Segments

The Company has three reportable business segments: HSG, RSG, and TSG. The reportable segments are each managed separately and are supported by various practices as well as Company-wide functional departments. These functional support departments include general accounting, accounts receivable and collections, accounts payable, tax, information technology, legal, payroll, and benefits. The costs associated with the functional support departments are contained within Corporate/Other and are not allocated back to the reportable business segments. Corporate/Other is not a reportable business segment as defined by GAAP.
HSG is a leading technology provider to the hospitality industry, offering application software and services that streamline management of operations, property, and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports, and entertainment markets.
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
TSG is a leading provider of IBM, HP, Sun (now owned by Oracle), EMC2, and Hitachi Data Systems enterprise IT solutions for the complex needs of customers in a variety of industries — including education, finance, government, healthcare, and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity. TSG is an aggregation of the Company’s IBM, HP, and Sun reporting units due to the similarity of their economic and operating characteristics. During the fourth quarter of fiscal 2009, the Stack reporting unit was integrated into the HP reporting unit.

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
As discussed in Note 1, Verizon Communications, Inc. represented 38.7%, 32.6%, and 16.3% of the TSG segment’s total sales in fiscal 2010, 2009, and 2008 respectively. Please refer to Note 4 for further information on the TSG and Corporate/Other restructuring charges, and Note 5 for the TSG, RSG, and HSG significant prior period goodwill and intangible asset impairment charges. The minimal asset impairment charges recorded in fiscal 2010 relate to certain capitalized software property and equipment that management determined was no longer being used to operate the business.

The Company’s Chief Executive Officer, who is the chief operating decision maker, does not evaluate a measurement of segment assets when evaluating the performance of the Company’s reportable segments. As such, information relating to segment assets is not provided in the financial information below.
The following table presents segment profit and related information for each of the Company’s reportable segments for the fiscal years ended March 31, 2010, 2009 and 2008:

	Reportable Segments
	HSG	RSG	TSG	Corporate/Other	Consolidated

Fiscal Year Ended March 31, 2010
Total revenue	$83,342	$110,973	$446,550	$—	$640,865
Elimination of intersegment revenue	(206)	(155)	(73)	—	(434)

Revenue from external customers	$83,136	$110,818	$446,477	$—	$640,431
Gross margin	$51,463	$23,326	$87,501	$(763)	$161,527
Gross margin percentage	61.9%	21.0%	19.6%		25.2%
Operating income (loss)	$8,690	$6,662	$10,951	$(33,140)	$(6,837)
Other income, net	—	—	—	6,194	6,194
Interest expense, net	—	—	—	(957)	(957)

Income (loss) from continuing operations before income taxes	$8,690	$6,662	$10,951	$(27,903)	$(1,600)

Other information:
Capital expenditures	$4,694	$31	$103	$8,478	$13,306
Non-cash charges:
Depreciation and Amortization(1)	$4,337	$198	$6,418	$4,876	$15,829
Asset impairment	$90	$—	$55	$148	$293
Restructuring charges	$—	$—	$—	$823	$823

Total	$4,427	$198	$6,473	$5,847	$16,945

Fiscal Year Ended March 31, 2009
Total revenue	$99,826	$122,478	$512,108	$—	$734,412
Elimination of intersegment revenue	(190)	(319)	(3,183)	—	(3,692)

Revenue from external customers	$99,636	$122,159	$508,925	$—	$730,720
Gross margin	$58,004	$27,748	$108,489	$1,852	$196,093
Gross margin percentage	58.2%	22.7%	21.3%		26.8%
Operating loss	$(114,053)	$(16,963)	$(88,177)	$(56,238)	$(275,431)
Other expenses, net	—	—	—	(7,180)	(7,180)
Interest expense, net	—	—	—	(672)	(672)

Loss from continuing operations before income taxes	$(114,053)	$(16,963)	$(88,177)	$(64,090)	$(283,283)

Other information:
Capital expenditures	$1,224	$309	$10	$5,513	$7,056
Cash paid for acquisitions	$2,381	$—	$—	$—	$2,381

	Reportable Segments
	HSG	RSG	TSG	Corporate/Other	Consolidated

Non-cash charges:
Depreciation and Amortization(1)	$5,931	$129	$16,673	$4,366	$27,099
Goodwill and intangible asset impairment	$122,488	$24,912	$84,456	$—	$231,856
Restructuring charges	$—	$—	$23,573	$17,228	$40,801

Total	$128,419	$25,041	$124,702	$21,594	$299,756

Fiscal Year Ended March 31, 2008
Total revenue	$85,103	$130,223	$554,655	$—	$769,981
Elimination of intersegment revenue	(280)	(493)	(9,040)	—	(9,813)

Revenue from external customers	$84,823	$129,730	$545,615	$—	$760,168
Gross margin	$44,643	$24,764	$105,166	$1,419	$175,992
Gross margin percentage	52.6%	19.1%	19.3%		23.2%
Operating income (loss)	4,274	6,246	19,123	(46,767)	(17,124)
Other income, net	—	—	—	5,846	5,846
Interest income, net	—	—	—	12,214	12,214

Income (loss) from continuing operations before income taxes	$4,274	$6,246	$19,123	$(28,707)	$936

Other information:
Capital expenditures	$741	$15	$50	$7,969	$8,775
Cash paid for acquisitions	$112,234	$—	$123,976	$—	$236,210
Non-cash charges:
Depreciation and Amortization(1)	$4,865	$376	$14,491	$3,855	$23,587
Restructuring credits	$—	$—	$—	$(75)	$(75)

Total	$4,865	$376	$14,491	$3,780	$23,512

(1)	Does not include the amortization of deferred financing fees totaling $485, $584, and $226 in fiscal years 2010, 2009, and 2008, respectively, which related to Corporate/Other.

Enterprise-Wide Disclosures

The Company’s assets are primarily located in the United States of America. Further, revenues attributable to customers outside the United States of America accounted for 6%, 4%, and 5% of total revenues for 2010, 2009, and 2008, respectively. Total revenues for the Company’s three specific product areas are as follows:

	For the year ended March 31,
	2010	2009	2008

Hardware	$440,242	$464,410	$482,144
Software	80,505	88,902	95,289
Services	119,684	177,408	182,735

Total	$640,431	$730,720	$760,168

14.

CAPITAL STOCK AND SHAREHOLDERS’ EQUITY

Capital Stock

Holders of the Company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2010, and 2009, there were no shares of preferred stock outstanding.
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
In September 2007, the Company entered into a written trading plan that complied with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which provided for the purchase of up to 2,000,000 of the Company’s common shares. In December 2007, the Company announced it had completed the repurchase of the shares on the open market for a total cost of $30.4 million, excluding related transaction costs. Also in December 2007, the Company entered into an additional Rule 10b5-1 plan that provided for the purchase of up to an additional 2,500,000 of the Company’s common shares. The Board of Directors authorized a cash outlay of $150 million in the aggregate for the tender offer and purchases pursuant to Rule 10b5-1 plans, which also complied with the approval limit under the Company’s then existent credit facility. By February 2008, 2,321,787 of the 2,500,000 shares were redeemed for a total cost of $33.5 million. The $150 million maximum cash outlay was achieved; therefore the purchase of common shares for treasury was completed.

Dividend Payments

Common share dividends of $0.03 per share were paid on May 1, 2009 and August 3, 2009 to shareholders of record. On August 5, 2009, the Company announced that its Board of Directors voted to eliminate the payment of cash dividends due to the evolution of the Company’s business model and the weak operating performance that resulted in the Company not maintaining its fixed charge coverage ratio. The elimination of the dividend preserves approximately $2.7 million in cash for the Company on an annualized basis and further improves financial flexibility.
Common share dividends were paid quarterly at the rate of $0.03 per share in fiscal years 2009 and 2008 to shareholders of record.

15.

(LOSS) EARNINGS PER SHARE

The following data show the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	For the year ended March 31
	2010	2009	2008

Numerator:
Income (loss) from continuing operations — basic and diluted	$3,576	$(282,187)	$1,858
(Loss) income from discontinued operations — basic and diluted	(29)	(1,947)	1,801

Net income (loss) — basic and diluted	$3,547	$(284,134)	$3,659

Denominator:
Weighted average shares outstanding — basic	22,627	22,587	28,252
Effect of dilutive securities — stock options and stock-settled stock appreciation rights	461	—	514

Weighted average shares outstanding — diluted	23,088	22,587	28,766

Earnings (loss) per share — basic:
Income (loss) from continuing operations	$0.16	$(12.49)	$0.07
(Loss) income from discontinued operations	(0.00)	(0.09)	0.06

Net income (loss)	$0.16	$(12.58)	$0.13

Earnings (loss) per share — diluted:
Income (loss) from continuing operations	$0.15	$(12.49)	$0.07
(Loss) income from discontinued operations	(0.00)	(0.09)	0.06

Net income (loss)	$0.15	$(12.58)	$0.13

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 187,000, 52,000, and 160,000 of restricted shares and performance shares (including reinvested dividends) at March 31, 2010, 2009, and 2008, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the fiscal years ended March 31, 2010 and 2009, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.
For the years ended March 31, 2010, 2009, and 2008, options on 1.4 million, 2.8 million, and 1.0 million shares of common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

16.

SHARE-BASED COMPENSATION

The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, time-vested restricted shares, restricted share units, performance-vested restricted shares, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units, and performance shares that may be granted under the Plan is 1.6 million. The aggregate number of shares underlying all awards granted under the 2006 Plan in any two consecutive fiscal year period may not exceed 1.6 million shares plus the aggregate number of shares underlying awards previously cancelled, terminated, or forfeited.
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
Restricted shares, restricted share units, and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. As of March 31, 2010, there were no restricted share units awarded from the 2006 Plan.
The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

Stock Options

The following table summarizes stock option activity during fiscal 2010, 2009, and 2008 for stock options awarded by the Company under the 2006 Plan and prior plans.

		For the year ended March 31
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	shares	price	shares	price	shares	price

Outstanding at April 1	2,157,165	$11.63	3,526,910	$14.24	3,394,748	$13.61
Granted	—	—	783,500	4.92	280,000	22.21
Exercised	(38,333)	2.30	—	—	(108,038)	13.38
Cancelled/expired	(314,831)	14.24	(1,920,840)	13.24	(11,800)	14.57
Forfeited	(5,001)	13.95	(232,405)	15.31	(28,000)	21.07

Outstanding at March 31	1,799,000	$11.36	2,157,165	$11.63	3,526,910	$14.24

Options exercisable at March 31	1,553,659	$12.48	1,638,818	$13.41	2,897,564	$13.58

Compensation expense recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations for stock options during the fiscal years ended March 31, 2010, 2009, and 2008 was $0.7 million, $0.5 million, and $3.5 million, respectively. The fiscal 2009 expense included a $1.5 million reversal in stock option expense due to a change in the estimate of the forfeiture rate which was updated due to the management restructuring actions. No stock options were exercised during the fiscal year ended March 31, 2009. Since no options were exercised fiscal 2009, no income tax benefit was recognized in operations during the year. As of March 31, 2010, total unrecognized share-based compensation expense related to non-vested stock options was $0.2 million, which is expected to be recognized over a weighted-average period of 14 months. No stock options were granted during the fiscal year ended March 31, 2010.

The fair market value of each option granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the stock option grants:

	For the year ended March 31
	2009	2008

Dividend yield	0.7% — 1.2%	0.7%
Risk-free interest rate	2.2% — 4.3%	4.9%
Expected life	6.0 years	6.0 years
Expected volatility	43.1% — 73.4%	43.8%

The dividend yield reflects the Company’s historical dividend yield on the date of award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the Company’s common shares. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The estimated fair value of stock option grants, less expected forfeitures, is recognized over the vesting period of the grants utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.
The following table summarizes the status of stock options outstanding at March 31, 2010.

	Options outstanding			Options exercisable
			Weighted		Weighted
		Weighted	average		average
		average	remaining		exercise
Exercise price range	Number	exercise price	contractual life	Number	price

$2.19 — $8.29	491,667	$2.57	8.66	299,997	$2.49
$8.29 — $9.95	262,666	9.35	6.00	211,495	9.24
$9.95 — $11.61	30,000	11.17	1.31	30,000	11.17
$11.61 — $13.26	7,500	12	8.33	5,000	12.00
$13.26 — $14.92	202,000	13.71	4.38	202,000	13.71
$14.92 — $16.58	663,834	15.65	6.19	663,834	15.65
$16.58 — $22.21	141,333	22.21	6.98	141,333	22.21

	1,799,000	$11.36	6.63	1,553,659	$12.48

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company. No SSARs were awarded by the Company during fiscal 2009 and fiscal 2008. The following table summarizes the activity during the fiscal year ended March 31, 2010 for SSARs awarded by the Company under the 2006 Plan:

	Fiscal year ended March 31, 2010
		Weighted	Weighted average
		average	remaining
	Number of	exercise	contractual
	shares	price	life (in years)

Outstanding at April 1	—	$—
Granted	531,150	6.87
Exercised	—	—
Cancelled/expired	(26,000)	5.84
Forfeited	—	—

Outstanding at March 31	505,150	$6.92	6.21

SSARs exercisable at March 31	156,547	$6.87

Compensation expense recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations for SSARs was $0.8 million for the fiscal year ended March 31, 2010. As of March 31, 2010, total unrecognized stock based compensation expense related to non-vested SSARs was $0.6 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 22 months.
The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the SSARs granted during the fiscal year ended March 31, 2010:

Fiscal year ended
March 31, 2010

Dividend yield	0% - 1.57%
Risk-free interest rate	1.81% - 3.23%
Expected life	4.5 years - 7.0 years
Expected volatility	65.43% - 69.83%

On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the SSARs’ expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the Company’s common shares. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s Common share price over time. The estimated fair value of SSARs grants, less expected forfeitures, is recognized over the vesting period of the grants utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date. The following table summarizes the fair market values of SSARs granted during the fiscal year ended March 31, 2010 under the 2006 Plan.

	Number of	Fair
Grant Date	SSARs Awarded	Value

May 22, 2009	464,150	$3.44
June 22, 2009	12,000	$2.35
June 30, 2009	12,000	$2.38
July 31, 2009	8,000	$2.40
December 18, 2009	35,000	$6.14

Restricted Shares

Compensation expense related to non-vested share awards is recognized over the restriction period based upon the closing market price of the Company’s shares on the grant date. Compensation expense charged to operations for non-vested share awards was $0.6 million, $1.5 million, and $0.6 million for the year ended March 31, 2009, 2008, and 2007, respectively. As of March 31, 2009, there was $0.1 million of total unrecognized compensation cost related to non-vested share awards, which is expected to be recognized over a weighted-average period of 12 months. Dividends are awarded to non-vested shares.
The Company granted shares to its directors and certain executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes non-vested share activity during the years ended March 31, 2010, 2009, and 2008 for restricted shares awarded by the Company under the 2006 Plan and prior plans.

	2010	2009	2008

Outstanding at April 1	12,000	80,900	18,750
Granted	112,557	81,600	108,000
Vested	(99,557)	(104,900)	(45,850)
Forfeited	—	(45,600)	—

Outstanding at March 31	25,000	12,000	80,900

Compensation expense related to restricted share awards is recognized over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense recorded within “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations for restricted share awards was $0.7 million, $0.6 million, and $1.5 million for the fiscal years ended March 31, 2010, 2009, and 2008, respectively. Fiscal 2009 compensation expense includes a credit of $0.6 million that was recognized, which related to employee terminations. As of March 31, 2010, there was $0.2 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 38 months. The Company will not include restricted shares in the calculation of earnings per share until the shares are vested.
The fair market value of restricted shares is determined based on the closing price of the Company’s shares on the grant date.

Performance Shares

The Company granted shares to certain of its executives under the 2006 Plan, the vesting of which is contingent upon meeting various company-wide performance goals. The performance shares contingently vest over three years. The fair value of the performance share grant is determined based on the closing market price of the Company’s common shares on the grant date and assumes that performance goals will be met at target. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed. The Company will not include performance shares in the calculation of earnings per share until they are vested.
The net compensation expense (benefit) was recorded within “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. During the fiscal years ended March 31, 2010, 2009, and 2008 expense of $0.2 million, a credit of $0.6 million, and expense of $1.0 million, respectively, was recorded. A gross credit of $0.5 million and $1.4 million was recognized in fiscal years 2010 and 2009, respectively, relating to employee terminations and the evaluation of performance goals. As of March 31, 2010, there was $0.5 million of total unrecognized compensation expense related to performance share awards, which is expected to be recognized over a weighted-average period of 16 months.
The following table summarizes performance share activity during the fiscal years ended March 31, 2010, 2009, and 2008:

	2010	2009	2008

Outstanding at April 1	40,000	152,000	—
Granted	306,500	—	152,000
Vested	—	—	—
Forfeited	(185,952)	(112,000)	—

Outstanding at March 31	160,548	40,000	152,000

The number of outstanding performance shares at April 1, 2009 was adjusted to reflect the full amount of shares granted. Although the Company was not recognizing compensation cost on the full amount of these shares in accordance with GAAP, no shares were forfeited until March 31, 2010, which was the end of the performance period.

17.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2010	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$21	$21
Corporate-owned life insurance — current	191			$191
Corporate-owned life insurance — non-current	15,904			15,904
Liabilities:
BEP — non-current	$4,705		$4,705
Restructuring liabilities — current	1,206			$1,206
Restructuring liabilities — non-current	732			732

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Available for sale marketable securities	$37	$37
Investment in The Reserve Fund’s Primary Fund — current	1,629		$1,629
Investment in The Reserve Fund’s Primary Fund — non-current	638		638
Corporate-owned life insurance	26,172			$26,172
Liabilities:
BEP	$3,797		$3,797
Restructuring liabilities	9,927			$9,927

The Company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the Company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy.
The recorded value of the Company’s investment in The Reserve Fund’s Primary Fund is valued using information other than quoted market prices, which is available on The Reserve Fund’s website and, therefore, is classified within Level 2 of the fair value hierarchy. At March 31, 2010, the Company had a remaining uncollected balance of its Primary Fund investment totaling $0.5 million, for which a reserve was previously recorded in fiscal 2009.
The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies, which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other (income) expenses, net” in the Consolidated Statements of Operations.
The recorded value of the BEP obligation is measured as employee deferral contributions and Company matching contributions less distributions made from the plan, and adjusted for the returns on the hypothetical investments selected by the participants, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy.
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
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2010 and 2009:

	Level 3 assets and liabilities
	Fiscal year ended March 31, 2010
	Corporate-owned	Restructuring
	life insurance	liabilities

Balance at April 1, 2009	$26,172	$9,927
Realized gains/(losses)	—	—
Unrealized gains relating to instruments held at the reporting date	802	—
Purchases, sales, issuances, and settlements (net)	(10,879)	(7,989)

Balance at March 31, 2010	$16,095	$1,938

	Level 3 assets and liabilities
	Fiscal year ended March 31, 2009
	Corporate-owned	Restructuring
	life insurance	liabilities

Balance at April 1, 2008	$25,024	$44
Realized gains/(losses)	—	—
Unrealized losses relating to instruments held at the reporting date	(4,610)	—
Purchases, sales, issuances, and settlements (net)	5,758	9,883

Balance at March 31, 2009	$26,172	$9,927

Unrealized losses represented changes in the cash surrender value of the corporate-owned life insurance policies and were recorded within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations.
The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	Similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2010	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Goodwill	$50,418			$50,418
Intangible assets	32,510			32,510
Liabilities:
SERP obligations — current	$2,504			$2,504
Other employee benefit plans obligations — current	35			35
SERP obligations — non-current	5,908			5,908
Other employee benefit plans obligations — non-current	419			419

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2009	(Level 1)	inputs (Level 2)	(Level 3)

Assets:
Goodwill	$50,382			$50,382
Intangible assets	36,659			36,659
Liabilities:
SERP obligations — current	$11,103			$11,103
Other employee benefit plans obligations — current	1,010			1,010
SERP obligations — non-current	7,182			7,182
Other employee benefit plans obligations — non-current	99			99

Goodwill of the Company’s reporting units is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, using a combination of an income approach and a market approach, weighted 80% and 20%.
The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. This approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins, and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements based on management projections.
The market approach is based on direct transactional evidence, or where such transactional evidence does not exist, the observed earnings and revenue trading multiples, or “equity value,” of comparable “peer group” companies is used. The reporting units are assessed based on qualitative and quantitative comparisons against the peer group, including size, expected growth, profitability, and product diversification. This approach provides that if the respective reporting unit is comparable to the peer group, then a similar multiple of equity value is a reasonable indication of the value of the reporting unit.
The Company believes this methodology provides reasonable estimates of a reporting unit’s fair value and that this estimate is consistent with how a market participant would view the reporting unit’s fair value. Fair value computed by this methodology is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. The Company weighs the income approach more heavily than the market approach in its analysis because management believes that there is not a strong comparability with the peer group companies, and therefore, the income approach provides a better measure of fair value. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, the Company believes that this method provides a reasonable approach to estimate the fair value of its reporting units.
The Company’s intangible assets are valued at their estimated fair value at time of acquisition. The Company evaluates the fair value of its definite-lived and indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist, as described in Note 5. The same approach described above for the goodwill valuation is also used to value indefinite-lived intangible assets.
The recorded value of the Company’s SERP and other benefit plans obligations is based on estimates developed by management by evaluating actuarial information and includes assumptions such as discount rates, future compensation increases, expected retirement dates, payment forms, and mortality. The recorded value of these obligations is measured on an annual basis, or upon the occurrence of a plan curtailment or settlement.
The inputs used to value the Company’s goodwill, intangible assets, and employee benefit plan obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2010 and 2009:

	Level 3 assets and liabilities
	Fiscal year ended March 31, 2010
				Other employee
		Intangible	SERP	benefit plans
	Goodwill	assets	obligations	obligations

Balance at April 1, 2009	$50,382	$36,659	$18,285	$1,109
Realized gains/(losses)	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	396	—	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(4,149)	(9,873)	(655)

Balance at March 31, 2010	$50,418	$32,510	$8,412	$454

	Level 3 assets and liabilities
	Fiscal year ended March 31, 2009
				Other employee
		Intangible	SERP	benefit plans
	Goodwill	assets	obligations	obligations

Balance at April 1, 2008	$298,420	$55,625	$14,033	$569
Realized gains/(losses)	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(204)	—	—	—
Purchases, sales, issuances, and settlements (net)	(247,834)	(19,966)	4,252	540

Balance at March 31, 2009	$50,382	$35,659	$18,285	$1,109

Unrealized gains related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar. Cumulative currency translation adjustments are recorded within “Other comprehensive income” in the Consolidated Balance Sheets.

18.

QUARTERLY RESULTS (UNAUDITED)

Because quarterly reporting of per share data is used independently for each reporting period, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. GAAP prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.
The Company experiences a seasonal increase in sales during its fiscal third quarter ending in December. The Company believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this uneven sales pattern will continue over the long-term, the Company anticipates that this trend will remain the same in the foreseeable future.

	Fiscal year ended March 31, 2010
	First	Second	Third	Fourth
	quarter	quarter	quarter	Quarter	Year

Net Sales	$129,720	$155,881	$218,999	$135,831	$640,431
Gross margin	31,851	43,873	49,976	35,827	161,527
Asset impairment charges	—	—	238	55	293
Restructuring charges	14	54	677	78	823
(Loss) income from continuing operations	(12,407)	2,888	13,604	(509)	3,576
Income (loss) from discontinued operations	11	(52)	3	9	(29)

Net (loss) income	$(12,396)	$2,836	$13,607	$(500)	$3,547

Per share data:
Basic:
(Loss) income from continuing operations	$(0.55)	$0.13	$0.60	$(0.02)	$0.16
(Loss) income from discontinued operations	—	—	—	—	—

Net (loss) income	$(0.55)	$0.13	$0.60	$(0.02)	$0.16

Diluted:
(Loss) income from continuing operations	$(0.55)	$0.12	$0.59	$(0.02)	$0.15
(Loss) income from discontinued operations	—	—	—	—	—

Net (loss) income	$(0.55)	$0.12	$0.59	$(0.02)	$0.15

	Fiscal year ended March 31, 2009
	First	Second	Third	Fourth
	quarter	quarter	quarter	Quarter	Year

Net Sales	$179,751	$171,438	$224,076	$155,455	$730,720
Gross margin	47,024	50,108	59,022	39,939	196,093
Asset impairment charges	33,623	112,020	—	86,213	231,856
Restructuring charges	23,063	510	13,357	3,871	40,801
Loss from continuing operations	(60,075)	(105,277)	(2,243)	(114,592)	(282,187)
Income (loss) from discontinued operations	38	(1,312)	(1,477)	804	(1,947)

Net loss	$(60,037)	$(106,589)	$(3,720)	$(113,788)	$(284,134)

Per share data:
Basic and diluted
Loss from continuing operations	$(2.66)	$(4.66)	$(0.10)	$(5.07)	$(12.49)
(Loss) income from discontinued operations	—	(0.06)	(0.07)	0.04	(0.09)

Net loss	$(2.66)	$(4.72)	$(0.17)	$(5.03)	$(12.58)

19.

SUBSEQUENT EVENTS (UNAUDITED)

Subsequent events include events or transactions that occur after the balance sheet date, but before the financial statements are issued. Subsequent events are named either as recognized or non-recognized.
As discussed in Note 11, subsequent to March 31, 2010, the Company redeemed death benefit proceeds totaling approximately $2.2 million, net of outstanding loans, from certain corporate-owned life insurance policies. The proceeds were used to satisfy the SERP obligation for a former executive of the Company who separated from service during fiscal 2009. This event was treated as a non-recognized subsequent event.
Management evaluated events that occurred subsequent to March 31, 2010 for recognition or disclosure in the Company’s Consolidated Financial Statements and Notes and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2010, 2009 and 2008
(In thousands)

	Balance at	Charged to	Charged			Balance at
	beginning of	costs and	to other			end of
Classification	year	expenses	accounts		Deductions	year

2010
Allowance for doubtful accounts	$3,005	$372	$—		$(1,661)	$1,716
Inventory valuation reserve	$2,411	$1,062	$—		$(1,720)	$1,753
Restructuring reserves	$9,927	$823	$—		$(8,812)	$1,938
2009
Allowance for doubtful accounts	$2,392	$2,452	$—		$(1,839)	$3,005
Inventory valuation reserve	$1,334	$1,361	$—		$(284)	$2,411
Restructuring reserves	$44	$40,801	$—		$(30,918)	$9,927
2008
Allowance for doubtful accounts	$1,147	$682	$1,411	(a)	$(848)	$2,392
Inventory valuation reserve	$1,045	$670	$—		$(381)	$1,334
Restructuring reserves	$635	$(8)	$—		$(583)	$44

(a)	The $1,411 represents allowance for doubtful accounts acquired in business combinations.

agilysys, Inc.

Exhibit Index

Exhibit No.		Description

3	(a)	Amended Articles of Incorporation of Pioneer-Standard Electronics, Inc., which is incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-05734).
3	(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which is incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 000-05734).
*10	(a)	The Company’s Executive Officer Annual Incentive Plan, which is incorporated herein by reference to Exhibit B to the Company’s definitive Schedule 14A filed July 8, 2005 (File No. 000-05734).
*10	(b)	Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(c)	Agreement and Plan of Merger by and among Agilysys, Inc., Agilysys NJ, Inc. and Innovative Systems Design, Inc., which is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 1, 2007 (File No. 000-05734).
*10	(d)	Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(e)	Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).
*10	(f)	Form of Option Agreement between Pioneer-Standard Electronics, Inc. and the optionees under the Pioneer-Standard Electronics, Inc. 1999 Stock Option Plan for Outside Directors, which is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-05734).
*10	(g)	Employment agreement, effective April 24, 2000, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, which is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-05734).
*10	(h)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(i)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(j)	Non-Competition Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).
*10	(k)	Change of Control Agreement, dated as of February 25, 2000, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated herein by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 000-05734).

Exhibit No.		Description

*10	(l)	Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(m)	Employment agreement, effective April 1, 2002, between Pioneer-Standard Electronics, Inc. and Arthur Rhein which is incorporated herein by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).
*10	(n)	Amended and Restated Employment Agreement between Agilysys, Inc. and Arthur Rhein, effective December 23, 2005, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10	(o)	Letter dated December 23, 2005 from Charles F. Christ to Arthur Rhein, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2005 (File No. 000-05734).
*10	(p)	Amended and Restated Employment Agreement between Pioneer-Standard Electronics, Inc. and Arthur Rhein, effective April 1, 2003, which is incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(q)	Amendment No. 1 to Employment Agreement, between Pioneer-Standard Electronics, Inc. and Steven M. Billick, effective April 1, 2002, which is incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(r)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Robert J. Bailey, which is incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(s)	Amendment No. 1 to Change of Control Agreement and Non-Competition Agreement, dated as of January 30, 2003, between Pioneer-Standard Electronics, Inc. and Peter J. Coleman, which is incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 000-05734).
*10	(t)	Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(u)	Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).
*10	(v)	Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).
*10	(w)	Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

Exhibit No.		Description

*10	(x)	Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).
10	(y)	Asset Purchase Agreement between Agilysys, Inc. and its wholly-owned subsidiary, Agilysys Canada Inc., and Arrow Electronics, Inc. and its wholly-owned subsidiaries, Arrow Electronics Canada Ltd. And Support Net, Inc., which is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007 (File No. 000-05734)
*10	(z)	Amendment and Extension Agreement between Agilysys, Inc. and Arthur Rhein, effective January 28, 2008, which is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-05734).
*10	(aa)	Amended and Restated Earnout Agreement among Agilysys, Inc., Agilysys NJ, Inc. Innovative Systems Design, Inc. Anthony Mellina, David Vogelzang, and Frank G. Batula, dated as of April 10, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-05734).
*10	(bb)	Separation Agreement by and between Agilysys, Inc. and Arthur Rhein dated as of October 20, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 24, 2008 (File No. 000-05734).
*10	(cc)	Employment Agreement by and between Agilysys, Inc. and Kenneth J. Kossin effective April 1, 2008, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2008 (File No. 000-05734).
*10	(dd)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Robert J. Bailey dated December 17, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2008 (File No. 000-05734).
*10	(ee)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Peter J. Coleman dated December 17, 2008, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2008 (File No. 000-05734).
*10	(ff)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Martin F. Ellis dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).
*10	(gg)	Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Richard A. Sayers II dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).
*10	(hh)	Separation Agreement Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Richard A. Sayers II effective March 15, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2009 (File No. 000-05734).

Exhibit No.		Description

*10	(ii)	Settlement Agreement by and among Agilysys, Inc. and the Ramius Group dated March 11, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2009 (File No. 000-05734).
10	(jj)	Loan and Security Agreement among Agilysys, Inc., Agilysys NV, LLC, Agilysys NJ, Inc. and Bank of America, N.A., as agent for the Lenders dated May 5, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed May 6, 2009 (File No. 000-05734).
*10	(kk)	Employment Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 4, 2009, which is incorporated herein by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed June 9, 2009 (File No. 000-05734).
*10	(ll)	Retention Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 9, 2009, which is incorporated herein by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K filed June 9, 2009 (File No. 000-05734).
*10	(mm)	Agilysys, Inc. 2006 Stock Incentive Plan, as Amended and Restated Effective May 20, 2010.
*10	(nn)	Agilysys, Inc. 2010 Performance Share Plan, which is incorporated herein by reference to Exhibit 10(pp) to the Company’s Annual Report on Form 10-K filed June 9, 2009 (File No. 000-05734).
*10	(oo)	Form of Performance Restricted Stock Award Agreement, Agilysys, Inc. 2006 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10(pp) to the Company’s Annual Report on Form 10-K filed June 9, 2009 (File No. 000-05734).
*10	(pp)	Form of Stock Appreciation Right Agreement.
*10	(qq)	Form of Directors Restricted Stock Award Agreement.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99	(a)	Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.