Form 10-Q
period 2010-06-30
AGILYSYS INC
filed 2010-08-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of July 30, 2010 was 23,011,111.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30
(In thousands, except share and per share data)	2010	2009

Net sales:
Products	$104,129	$104,423
Services	28,314	25,581

Total net sales	132,443	130,004
Cost of goods sold:
Products	86,677	85,411
Services	11,900	12,743

Total cost of goods sold	98,577	98,154
Gross margin	33,866	31,850
Operating expenses:
Selling, general, and administrative expenses	40,065	44,807
Restructuring charges	393	14

Operating loss	(6,592)	(12,971)
Other (income) expenses:
Other income, net	(1,083)	(755)
Interest income	(23)	(23)
Interest expense	286	199

Loss before income taxes	(5,772)	(12,392)
Income tax expense	4,480	15

Loss from continuing operations	(10,252)	(12,407)
Income from discontinued operations, net of taxes	—	11

Net loss	$(10,252)	$(12,396)

Loss per share — basic and diluted:
Loss from continuing operations	$(0.45)	$(0.55)
Income from discontinued operations	—	—

Net loss	$(0.45)	$(0.55)

Weighted average shares outstanding:
Basic and Diluted	22,750,740	22,627,338

Cash dividends per share	$—	$0.03
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at June 30, 2010 are unaudited)

(In thousands, except share and per share data)	June 30, 2010	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$49,967	$65,535
Accounts receivable, net of allowances of $2,253 and $1,716, respectively	121,921	104,808
Inventories, net	25,857	14,446
Deferred income taxes — current, net	147	144
Prepaid expenses and other current assets	3,901	5,047
Income taxes receivable	10,300	10,394

Total current assets	212,093	200,374
Goodwill	50,350	50,418
Intangible assets, net of amortization of $57,022 and $55,806, respectively	32,259	32,510
Deferred income taxes — non-current	—	899
Other non-current assets	17,518	18,175
Property and equipment:
Furniture and equipment	40,521	40,299
Software	48,726	41,864
Leasehold improvements	9,702	9,699
Project expenditures not yet in use	726	7,025

	99,675	98,887
Accumulated depreciation and amortization	73,126	70,892

Property and equipment, net	26,549	27,995

Total assets	$338,769	$330,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,790	$70,171
Deferred revenue	23,534	23,810
Accrued liabilities	15,201	17,705
Capital lease obligations — current	403	311

Total current liabilities	126,928	111,997
Deferred income taxes — non-current	3,906	412
Other non-current liabilities	18,919	19,038
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,011,111 and 22,932,043 shares outstanding at June 30, 2010 and March 31, 2010, respectively	9,482	9,482
Capital in excess of stated value	(8,303)	(8,770)
Retained earnings	191,882	202,134
Treasury stock (8,595,720 at June 30, 2010 and 8,674,788 at March 31, 2010)	(2,578)	(2,602)
Accumulated other comprehensive loss	(1,467)	(1,320)

Total shareholders’ equity	189,016	198,924

Total liabilities and shareholders’ equity	$338,769	$330,371

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30
(In thousands)	2010	2009

Operating activities
Net loss	$(10,252)	$(12,396)
Less: Income from discontinued operations	—	(11)

Loss from continuing operations	(10,252)	(12,407)
Adjustments to reconcile loss from continuing operations to net cash (used for) provided by operating activities:
Gain on the redemption of Company-owned life insurance policies	(2,065)	—
Depreciation	1,140	933
Amortization	2,446	5,483
Deferred income taxes	4,362	(38)
Stock based compensation	681	540
Change in cash surrender value of Company-owned life insurance policies	855	(283)
Changes in operating assets and liabilities:
Accounts receivable	(17,346)	47,936
Inventories	(11,413)	6,855
Accounts payable	17,711	48,374
Accrued and other liabilities	(2,708)	(12,934)
Income taxes (receivable) payable	(116)	(1,339)
Other changes, net	1,006	(1,488)
Other non-cash adjustments, net	418	(326)

Total adjustments	(5,029)	93,713

Net cash (used for) provided by operating activities	(15,281)	81,306
Investing activities
Proceeds from The Reserve Fund’s Primary Fund	—	1,629
Additional investments in Company-owned life insurance policies	(504)	(1,031)
Proceeds from redemption of/borrowings against Company-owned life insurance policies	2,248	12,500
Additional investments in marketable securities	—	(45)
Proceeds from the sale of marketable securities	14	33
Purchase of property and equipment	(1,753)	(3,461)

Net cash provided by investing activities	5	9,625
Financing activities
Floor plan financing agreement, net	—	(74,468)
Proceeds from borrowings under credit facility	—	5,000
Principal payments under credit facility	—	(5,000)
Debt financing costs	—	(1,606)
Issuance of common shares	—	33
Dividends paid	—	(681)
Principal payments under long-term obligations	(101)	(108)

Net cash used for financing activities	(101)	(76,830)
Effect of exchange rate changes on cash	(191)	465

Cash flows (used for) provided by continuing operations	(15,568)	14,566
Cash flows of discontinued operations:
Operating cash flows	—	205

Net (decrease) increase in cash	(15,568)	14,771
Cash at beginning of the period	65,535	36,244

Cash at end of the period	$49,967	$51,015

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)
1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys, Inc. and its subsidiaries (the “Company”) provides innovative information technology (“IT”) solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality, and technology solutions. The Company operates extensively in North America with additional sales and support offices in the United Kingdom and in Asia.
The Company operates in three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). Additional information regarding the Company’s reportable business segments are described in Note 13 to Condensed Consolidated Financial Statements.
The significant accounting policies applied in preparing the Company’s unaudited condensed consolidated financial statements are summarized below:
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the Company’s accounts. The Company’s investments in subsidiaries are reported using the consolidation method. All inter-company accounts have been eliminated. The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2011 refers to the fiscal year ending March 31, 2011.
The unaudited interim financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to the Quarterly Report on Form 10-Q (“Quarterly Report”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10-01 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
The Condensed Consolidated Balance Sheet as of June 30, 2010, as well as the Condensed Consolidated Statements of Operations for the three-month period ended June 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the three-month period ended June 30, 2010 and 2009, have been prepared by the Company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Except as discussed below, such adjustments were of a normal recurring nature. Further, the Company has evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report and concluded that there are no additional significant subsequent events requiring recognition or disclosure.
These unaudited interim financial statements of the Company should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on June 10, 2010.

The Company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Accordingly, the results of operations for the three months ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
Reclassifications
Certain prior period fiscal 2010 product and service revenues and costs of sales were reclassified (no impact on total revenues or total costs of sales) in order to conform to current period reporting presentations. Certain fiscal 2010 amortization costs were reclassified from selling, general, and administrative expenses to costs of sales (no impact on operating loss) in order to conform to current period reporting presentations. Certain fiscal 2010 amounts related to corporate-owned life insurance policies were reclassified to conform to current period reporting presentation (no impact on income from continuing operations or cash flows (used for) provided by continuing operations).
Correction of Error
During the first quarter of fiscal 2011, the Company recorded an adjustment to increase income tax expense by $3,796. The adjustment increased the Company’s valuation allowance against its U.S. deferred tax assets and represents a correction of an error. In fiscal 2009, the Company considered the tax effect of indefinite-lived intangible assets as a source of future taxable income in error, when it established a significant U.S. valuation allowance against its U.S. deferred tax assets. (Loss) income before income taxes did not change. Net loss increased by $3,796, or $0.17 per share, due to this adjustment. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of this adjustment was immaterial to prior years’ financial statements as well as the projected full-year fiscal 2011 financial statements.
2. Summary of Significant Accounting Policies
A detailed description of the Company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K. Except as described below, there have been no material changes in the Company’s significant accounting policies and estimates from those disclosed therein.
Benefit Plans
Effective September 7, 2009, the Company suspended employer matching contributions to The Retirement Plan of Agilysys, Inc., which is the Company’s 401(k) plan, and the Agilysys, Inc. Benefits Equalization Plan (“BEP”), as part of cost reduction initiatives implemented during the second quarter of fiscal 2010. The Company announced that it intends to resume making matching contributions to these defined contribution retirement plans effective January 1, 2011.
Credit Facility
The Company maintains a $50.0 million asset based revolving credit agreement (“Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and will mature on May 5, 2012. The Company had no amounts outstanding under the Credit Facility as of June 30, 2010 and $49.9 million was available for future borrowings.

The Company has no intention to borrow amounts under this Credit Facility in the near term. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2010.
Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC. Except as discussed in the Company’s fiscal 2010 Annual Report, there were no changes to the Credit Facility since it was executed on May 5, 2009.
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding fair value measurements. This guidance requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, this guidance requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. On April 1, 2010, the Company adopted the required provisions of this guidance (see Note 14 to Condensed Consolidated Financial Statements). The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.
Recently Issued Accounting Standards
In April 2010, the FASB issued authoritative guidance permitting use of the milestone method of revenue recognition for revenue arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 (fiscal 2012 for the Company) and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations, cash flows, or related disclosures.
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
3. Recent Acquisitions
The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill. Additional information with respect to the Company’s acquisitions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
Triangle Hospitality Solutions Limited
As previously disclosed, on April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. In the third quarter of fiscal 2009, a purchase price adjustment to increase goodwill by $0.4 million was recorded. In the first quarter of fiscal 2010, the Company completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase to goodwill of $0.1 million, net of currency translation adjustments. At June 30, 2010, the goodwill attributed to the Triangle acquisition was $2.8 million. Goodwill resulting from the Triangle acquisition is deductible for income tax purposes.
4. Discontinued Operations
China and Hong Kong Operations
As previously disclosed, in July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. In January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The discontinued operations presented on the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 consisted of income of $11,000, net of taxes of zero, from the remaining operations of TSG’s Hong Kong operations. Additional information with respect to the Company’s discontinued operations is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

5. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income (loss) as currently reported under GAAP plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2010 and 2009 are as follows:

	Foreign	Unamortized net
	currency	actuarial losses
	translation	and prior service	Accumulated other	Comprehensive
	adjustment	costs	comprehensive loss	income (loss)
Balance at April 1, 2010	$(664)	$(656)	$(1,320)
Change during the three months ended June 30, 2010	(204)	57	(147)	(147)

Balance at June 30, 2010	$(868)	$(599)	$(1,467)
Net loss for the three months ended June 30, 2010				(10,252)

Total comprehensive loss for the three months ended June 30, 2010				$(10,399)

	Foreign		Unamortized net
	currency		actuarial losses
	translation	Unrealized loss on	and prior service	Accumulated other	Comprehensive
	adjustment	securities	costs	comprehensive loss	income (loss)
Balance at April 1, 2009	$(1,984)	$(91)	$(815)	$(2,890)
Change during the three months ended June 30, 2009	731	—	—	731	731

Balance at June 30, 2009	$(1,253)	$(91)	$(815)	$(2,159)
Net loss for the three months ended June 30, 2009					(12,396)

Total comprehensive loss for the three months ended June 30, 2009					$(11,665)

6. Restructuring Charges
The Company recognizes restructuring charges when a plan that materially changes the scope of the Company’s business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. In addition, the Company assesses the property and equipment associated with the related facilities for impairment. The remaining useful lives of property and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
The Company recorded $0.4 million in additional non-cash restructuring charges during the first three months of fiscal 2011, primarily comprised of settlement costs related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and ongoing facility lease obligations. During the first quarter of fiscal 2010, the Company recorded insignificant additional restructuring charges associated with ongoing facility lease obligations. The additional restructuring charges recorded in fiscal 2011 and fiscal 2010 related to the previously disclosed restructuring actions taken in fiscal 2009.
Since fiscal 2009, the Company has incurred charges totaling $42.0 million related to restructuring actions disclosed, comprised of $0.4 million, $0.8 million, and $40.8 million in fiscal years 2011, 2010, and 2009, respectively. Approximately $23.5 million of these restructuring charges related to TSG, with the remaining $18.5 million related to Corporate/Other. The Company expects to incur additional restructuring charges of approximately $0.5 million for the remainder of fiscal 2011 and through fiscal 2012 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

The following table presents a reconciliation of the beginning and ending balances of the Company’s restructuring liabilities:

	Severance and
	other
	employment
	costs	Facilities	SERP	Total

Balance at April 1, 2010	$1,289	$649	$—	$1,938
Additions	—	(5)	383	378
Accretion of lease obligations	—	15	—	15
Settlement of benefit plan obligations	—	—	(383)	(383)
Payments	(368)	(60)	—	(428)

Balance at June 30, 2010	$921	$599	$—	$1,520

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $1.5 million liability at June 30, 2010, $0.6 million of severance and other employment costs are expected to be paid during fiscal 2011 and $0.3 million is expected to be paid during fiscal 2012. Approximately $0.2 million is expected to be paid during the remainder of fiscal 2011 for ongoing facility lease obligations. Facility lease obligations are expected to continue through fiscal 2014.
7. Stock Based Compensation
The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units, and performance shares that may be granted under the 2006 Plan is 1.6 million. The aggregate number of shares underlying all awards granted under the 2006 Plan in any two consecutive fiscal year period may not exceed 1.6 million shares plus the aggregate number of shares underlying awards previously cancelled, terminated, or forfeited. For stock option awards, the exercise price must be set at least equal to the closing market price of the Company’s common shares on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the 2006 Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. The maximum term of stock appreciation rights awards is 10 years. Restricted shares, restricted share units, and performance shares may be issued at no cost or, at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Subject to individual award agreements, restricted shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards. As of June 30, 2010, there were no restricted share units awarded from the 2006 Plan.

Stock Options
The following table summarizes the activity for the three months ended June 30, 2010 and 2009 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Three months ended June 30
	2010		2009
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at April 1	1,799,000	$11.36	2,157,165	$11.60
Granted	—	—	—	—
Exercised	—	—	(13,333)	2.51
Cancelled/expired	(4,999)	18.08	(299,831)	14.19
Forfeited	—	—	—	—

Outstanding at June 30	1,794,001	$11.34	1,844,001	$11.26

Options exercisable at June 30	1,794,001	$11.34	1,325,654	$13.32

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for stock options was $0.3 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. The compensation expense recorded in the first quarter of fiscal 2011 included $0.2 million for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching a 20% ownership stake in the Company. At June 30, 2010, there was no remaining unrecognized stock based compensation expense related to non-vested stock options.
The following table summarizes the status of stock options outstanding at June 30, 2010:

	Options outstanding and exercisable
			Weighted average
		Weighted	remaining
		average	contractual
Exercise price range	Number	exercise price	life (in years)

$2.19 —$8.29	491,667	$2.57	8.41
$8.30 — $9.95	261,000	9.35	5.79
$9.96 — $11.61	30,000	11.17	1.07
$11.62 — $13.26	7,500	12.00	8.08
$13.27 — $14.92	202,000	13.71	4.13
$14.93 — $16.58	663,834	15.65	5.94
$16.59 — $22.21	138,000	22.21	6.89

	1,794,001	$11.34	6.39

Stock-Settled Stock Appreciation Rights
Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company. The following table summarizes the activity during the three months ended June 30, 2010 and 2009 for SSARs awarded by the Company under the 2006 Plan:

	Three months ended June 30
	2010		2009
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at April 1	505,150	$6.92	—	$—
Granted	902,400	6.20	488,150	6.72
Exercised	(7,398)	6.11	—	—
Cancelled/expired	(1,667)	6.83	—	—
Forfeited	—	—	—	—

Outstanding at June 30	1,398,485	$6.92	488,150	$6.72

SSARs exercisable at June 30	149,149	$6.77	—	$—

A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first quarter of fiscal 2011.
The following table summarizes the status of SSARs outstanding at June 30, 2010:

	Number	Number	Remaining
	SSARs	SSARs	contractual life (in
Exercise price range	outstanding	exercisable	years)

$4.62	9,585	1,585	6.10
$4.71	8,000	2,666	6.20
$6.20	902,400	—	7.00
$6.83	443,500	144,898	6.00
$9.35	35,000	—	6.60

	1,398,485	149,149	6.66

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for SSARs was $0.2 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, total unrecognized stock based compensation expense related to non-vested SSARs was $3.1 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 19 months.
The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the SSARs granted in the three months ended June 30, 2010 and 2009:

	Three months ended June 30
	2010	2009

Dividend yield	0%	1.32%
Risk-free interest rate	1.94%	1.81%
Expected life (years)	4.5	4.5
Expected volatility	81.92%	78.05% - 78.65%

On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the Company’s common shares. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The fair market value of SSARs granted during the three months ended June 30, 2010 was $3.92 per SSAR.
Restricted Shares
The Company granted shares to certain of its executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2010 and 2009 for restricted shares awarded by the Company:

	Three months ended June 30
	2010	2009
Outstanding at April 1	25,000	12,000
Granted	90,321	70,278
Vested	—	—
Forfeited	—	—

Outstanding at June 30	115,321	82,278

Compensation expense related to restricted share awards is recognized over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for restricted share awards was $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $0.7 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 16 months. The Company will not include restricted shares in the calculation of earnings per share until they are earned.
The fair market value of restricted shares is determined based on the closing price of the Company’s common shares on the grant date.

Performance Shares
The Company granted shares to certain of its executives under the 2006 Plan, the vesting of which is contingent upon meeting various company-wide performance goals and service requirements. The performance shares contingently vest over three years. The fair value of the performance share grant was determined based on the closing market price of the Company’s common shares on the grant date and assumed that performance goals would be met at target. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed. The Company will not include performance shares in the calculation of earnings per share until they are earned.
The net compensation expense was recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. During the three months ended June 30, 2010 and 2009, compensation expense related to performance share awards was $0.1 million and $0.1 million, respectively. No performance shares were granted during the first quarter of fiscal 2011. As of June 30, 2010, there was $0.4 million in unrecognized compensation cost related to the May 22, 2009 performance share awards, the vesting of which is solely based on service requirements. This unrecognized compensation cost is expected to be recognized over the weighted-average vesting period of 15 months.
The following table summarizes the activity during three months ended June 30, 2010 and 2009 for performance shares awarded by the Company under the 2006 Plan:

	Three months ended June 30
	2010	2009
Outstanding at April 1	160,548	40,000
Granted	—	306,500
Vested	(52,980)	—
Forfeited	—	—

Outstanding at June 30	107,568	346,500

8. Income Taxes
The effective tax rates from continuing operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30
	2010	2009
Effective income tax rate	(77.6)%	(0.1)%
Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to Condensed Consolidated Financial Statements. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to an increase in unrecognized tax benefits. For the first quarter of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the prior year quarter include state tax expense as well as a discrete item related to an increase to unrecognized tax benefits.

The Company anticipates the completion of a state income tax audit in the next 12 months which could reduce the accrual for unrecognized tax benefits by $0.5 million. The Company is routinely audited and is currently under examination by the Internal Revenue Service (“IRS”) for the tax years ended March 31, 2009, 2008, and 2007 and by the Canada Revenue Agency (“CRA”) for the tax years ended March 31, 2005 and 2004. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
9. (Loss) Earnings Per Share
The following data show the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended
	June 30
	2010	2009
Numerator:
Loss from continuing operations — basic and diluted	$(10,252)	$(12,407)
Income from discontinued operations — basic and diluted	—	11

Net loss — basic and diluted	$(10,252)	$(12,396)

Denominator:
Weighted average shares outstanding — basic	22,751	22,627
Effect of dilutive securities:
Share-based compensation awards	—	—

Weighted average shares outstanding — diluted	22,751	22,627

(Loss) income per share — basic and diluted:
Loss from continuing operations	$(0.45)	$(0.55)
Income from discontinued operations	—	—

Net loss	$(0.45)	$(0.55)

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 223,532, and 428,778 of restricted shares and performance shares (including reinvested dividends) at June 30, 2010 and 2009, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted (loss) earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted (loss) earnings per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive to the loss per share. Therefore, for the three months ended June 30, 2010 and 2009, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.
For the three months ended June 30, 2010 and 2009, stock options and SSARs on 1.2 million and 1.7 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive.

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
As of June 30, 2010, the Company’s expected to reach its minimum purchase commitments from a vendor of $330.0 million per year through fiscal 2012, as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
11. Investment in Magirus — Sold in November 2008
In November 2008, the Company sold its 20% ownership interest in Magirus AG (“Magirus”), a privately owned European enterprise computer systems distributor headquartered in Stuttgart, Germany, for $2.3 million. In July 2008, the Company also received a dividend from Magirus of $7.3 million related to Magirus’ fiscal 2008 sale of a portion of its distribution business. As a result, the Company received total proceeds of $9.6 million from Magirus during the fiscal year ended March 31, 2009. Prior to March 31, 2008, the Company decided to sell its 20% investment in Magirus. Therefore, the Company classified its ownership interest in Magirus as an investment held for sale until it was sold.
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
Because of the Company’s inability to obtain and include audited financial statements of Magirus for the fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A.

12. Additional Balance Sheet Information
     Additional information related to the Company’s Condensed Consolidated Balance Sheets is as follows:

	June 30, 2010	March 31, 2010

Other non-current assets:
Company-owned life insurance policies	$15,792	$15,904
Marketable securities	7	21
Other	1,719	2,250

Total	$17,518	$18,175

Accrued liabilities:
Salaries, wages, and related benefits	$8,384	$8,248
SERP obligations	—	2,504
Other employee benefit obligations	—	35
Restructuring liabilities	933	1,206
Other taxes payable	4,558	3,170
Other	1,326	2,542

Total	$15,201	$17,705

Other non-current liabilities:
BEP obligations	$4,250	$4,705
SERP obligations	6,326	5,908
Other employee benefit obligations	419	419
Income taxes payable	5,984	5,879
Restructuring liabilities	587	732
Capital lease obligations	482	384
Other	871	1,011

Total	$18,919	$19,038

Other non-current assets in the table above include the cash surrender value of certain Company-owned life insurance policies. These policies are presented net of policy loans and are maintained to informally fund the Company’s employee benefit plan obligations included within “Accrued liabilities” and “Other non-current liabilities” in the table above. The Company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in “Other income, net” within the accompanying Condensed Consolidated Statements of Operations. Additional information with respect to the Company-owned life insurance policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
13. Business Segments
Description of Business Segments
The Company has three reportable business segments: HSG, RSG, and TSG. The reportable segments are each managed separately and are supported by various practices as well as Company-wide functional departments. These functional support departments include general accounting, tax, and information technology. The costs associated with the functional support departments are contained within Corporate/Other and are not allocated back to the reportable business segments. Corporate/Other is not a reportable business segment as defined by GAAP.

Beginning in the first quarter of fiscal 2011, the Company allocated the general and administrative costs related to the accounts receivable and collections, accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period results have been adjusted to conform to the current period presentation.
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
TSG is a leading provider of IBM, HP, Oracle, EMC2, and Hitachi Data Systems enterprise IT solutions for the complex data center needs of customers in a variety of industries — including education, finance, government, healthcare, and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity. In fiscal 2011, as a result of implementing a new Oracle ERP system, the Company began the process of re-configuring its former IBM, HP, and Sun reporting units into IBM, East, West, and Service Providers (which is primarily comprised of sales to telecommunications and cable company service providers). This prospective change does not have an impact on TSG’s prior period operating results. The TSG reportable business segment is an aggregation of the Company’s IBM, East, West, and Service Providers reporting units due to the similarity of their economic and operating characteristics.
Measurement of Segment Operating Results and Segment Assets
The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources to its reportable segments based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in these Notes to Condensed Consolidated Financial Statements. Intersegment sales are recorded at pre-determined amounts to allow for inter-company profit to be included in the operating results of the individual reportable segments. Such inter-company profit is eliminated for consolidated financial reporting purposes.
The CODM does not evaluate a measurement of segment assets when evaluating the performance of the Company’s reportable segments. As such, financial information relating to segment assets is not provided in the table below.
Verizon Communications, Inc. accounted for 30.1% and 41.9% of TSG’s total revenues, and 19.4% and 28.9% of total Company revenues for the three months ended June 30, 2010 and 2009, respectively.
The following table presents segment profit and related information for each of the Company’s reportable segments. Please refer to Note 6 to Condensed Consolidated Financial Statements for further information on the Corporate/Other restructuring charges.

	Reportable Segments			Corporate/
	HSG	RSG	TSG	Other	Consolidated
Three Months Ended June 30, 2010
Total revenue	$23,049	$23,913	$85,557	$—	$132,519
Elimination of intersegment revenue	—	(76)	—	—	(76)

Revenue from external customers	$23,049	$23,837	$85,557	$—	$132,443

Gross margin	$13,287	$5,669	$14,910	$—	$33,866
Gross margin percentage	57.6%	23.8%	17.4%		25.6%

Operating income (loss)	$2,239	$1,768	$(1,752)	$(8,847)	$(6,592)
Other income, net	—	—	—	1,083	1,083
Interest expense, net	—	—	—	(263)	(263)

Income (loss) from continuing operations before income taxes	$2,239	$1,768	$(1,752)	$(8,027)	$(5,772)

Other information:
Capital expenditures	$965	$17	$81	$690	$1,753

Non-cash charges:
Depreciation and Amortization (1)	$1,092	$80	$799	$1,484	$3,455
Restructuring charges	$—	$—	$—	$393	$393

Total	$1,092	$80	$799	$1,877	$3,848

Three Months Ended June 30, 2009
Total revenue	$16,108	$24,446	$89,535	$—	$130,089
Elimination of intersegment revenue	(64)	(1)	(20)	—	(85)

Revenue from external customers	$16,044	$24,445	$89,515	$—	$130,004

Gross margin	$9,540	$5,376	$17,729	$(795)	$31,850
Gross margin percentage	59.5%	22.0%	19.8%		24.5%

Operating (loss) income	$(2,149)	$1,411	$(2,912)	$(9,321)	$(12,971)
Other income, net	—	—	—	755	755
Interest expense, net	—	—	—	(176)	(176)

Loss (income) from continuing operations before income taxes	$(2,149)	$1,411	$(2,912)	$(8,742)	$(12,392)

Other information:
Capital expenditures	$1,131	$7	$—	$2,323	$3,461

Non-cash charges:
Depreciation and Amortization (1)	$1,123	$50	$3,951	$1,204	$6,328
Restructuring charges	$—	$—	$—	$14	$14

Total	$1,123	$50	$3,951	$1,218	$6,342

(1)	Does not include the amortization of deferred financing fees totaling $131,000 and $88,000 for the three months ended June 30, 2010 and 2009, respectively, which related to Corporate/Other.

Enterprise-Wide Disclosures
The Company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for approximately 4% of total revenues for each of the three months ended June 30, 2010 and 2009, respectively. Total revenues for the Company’s three specific product areas are as follows:

	Three months ended
	June 30
	2010	2009

Hardware	$81,279	$87,468
Software	22,850	16,955
Services	28,314	25,581

Total	$132,443	$130,004

14. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. The availability of pricing inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.
The Company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which pricing inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include the Company’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the tables below.
Additional information with respect to the Company’s fair value measurements is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	June 30, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Available for sale marketable securities	$7	$7
Company-owned life insurance	15,792			$15,792

Liabilities:
BEP	$4,250		$4,250
Restructuring liabilities — current	933			$933
Restructuring liabilities — non-current	587			587

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Available for sale marketable securities	$21	$21
Company-owned life insurance — current	191			$191
Company-owned life insurance — non-current	15,904			$15,904

Liabilities:
BEP	$4,705		$4,705
Restructuring liabilities — current	1,206			$1,206
Restructuring liabilities — non-current	732			732
The Company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the Company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy.
The recorded value of the Company-owned life insurance policies is adjusted to the cash surrender value of the policies which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other income, net” in the Condensed Consolidated Statements of Operations. Although Company-owned life insurance policies are exempt from such disclosure requirements, management believes the disclosures are useful to financial statement users.
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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30
	2010		2009
	Company-owned	Restructuring	Company-owned	Restructuring
	life insurance	liabilities	life insurance	liabilities
Balance on April 1	$16,095	$1,938	$26,172	$9,927
Realized gains/(losses)	2,065	—	—	—
Unrealized (losses)/gains relating to instruments still held at the reporting date	(855)	—	284	—
Purchases, sales, issuances, and settlements (net)	(1,513)	(418)	(11,491)	(2,602)

Balance on June 30	$15,792	$1,520	$14,965	$7,325

Realized gains represent the amounts recognized during the quarter ended June 30, 2010 on the redemption of certain Company-owned life insurance policies and are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. Unrealized losses related to the Company-owned life insurance policies are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations.
The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	June 30, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Goodwill	$50,350			$50,350
Intangible assets	32,259			32,259

Liabilities:
SERP obligations	$6,326			$6,326
Other employee benefit plans obligations	419			419

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Goodwill	$50,418			$50,418
Intangible assets	32,510			32,510

Liabilities:
SERP obligations — current	$2,504			$2,504
Other employee benefit plans obligations — current	35			35
SERP obligations — non-current	5,908			5,908
Other employee benefit plans obligations - non-current	419			419
Goodwill of the Company’s reporting units is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, using a combination of an income approach and a market approach.
The Company’s intangible assets are valued at their estimated fair value at time of acquisition. The Company evaluates the fair value of its definite-lived and indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist. The same approach described above for the goodwill valuation is also used to value indefinite-lived intangible assets.

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
The inputs used to value the Company’s goodwill, intangible assets, SERP obligations, and other employee benefit plans obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
				Other
		Intangible	SERP	benefit plans
	Goodwill	assets	obligations	obligations
Balance on April 1	$50,418	$32,510	$8,412	$454
Realized gains/(losses)	—	—	(385)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(68)	—	(599)	—
Purchases, sales, issuances, and settlements (net)	—	(251)	(1,102)	(35)

Balance on June 30	$50,350	$32,259	$6,326	$419

	Three Months Ended June 30, 2009
				Other
		Intangible	SERP	benefit plans
	Goodwill	assets	obligations	obligations
Balance on April 1	$50,382	$36,659	$18,285	$1,109
Realized gains/(losses)	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	570	—	(815)	—
Purchases, sales, issuances, and settlements (net)	(360)	(4,489)	(8,568)	(118)

Balance on June 30	$50,592	$32,170	$8,902	$991

Realized losses on the Company’s SERP obligation were primarily comprised of the actuarial losses recognized due to of the settlement of a SERP obligation to a former executive and are recorded within “Restructuring charges” in the accompanying Condensed Consolidated Statements of Operations. Additional information regarding the Company’s restructuring actions is included in Note 6 to Condensed Consolidated Financial Statements.
Unrealized gains related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar. Cumulative currency translation adjustments are recorded within “Other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets. Unrealized losses related to the Company’s SERP obligation represent the unamortized actuarial losses, net of taxes, and are recorded within “Other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets.

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
The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding the Company’s consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q (“Quarterly Report”) updates information included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as the Company’s Annual Report for the year ended March 31, 2010. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. Additional information concerning forward-looking statements is contained in “Forward-Looking Information” below and in “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report for the fiscal year ended March 31, 2010. Management believes that this information, discussion, and disclosure is important in making decisions about investing in the Company. Table amounts are in thousands.
Introduction
Agilysys is a leading provider of innovative information technology (“IT”) solutions to corporate and public-sector customers, with special expertise in select markets, including retail and hospitality. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated IT data center and point-of-sale needs. The Company possesses data center expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity. Agilysys’ point-of-sale solutions include: proprietary property management, inventory and procurement, point-of-sale, and document management software, proprietary services including expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenue is recurring from software support and hardware maintenance agreements. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has three reportable segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). See Note 13 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.
The Company recently completed a strategic planning process, with the primary objective to create shareholder value by exploiting growth opportunities and strengthening its competitive position within the specific technology solutions and in the wider markets that it competes. The plan builds on the Company’s existing strengths and targets growth driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:
•	Growing sales of its proprietary offerings, both software and services.

•	Diversifying its customer base across geographies and industries.

•	Capitalizing on the Company’s intellectual property and emerging technology trends.

•	Leveraging the Company’s investment in Oracle ERP software to further improve operating efficiencies and reduce costs.
Revenues — Defined
As required by the SEC, the Company separately presents revenues earned as either product revenues or services revenues in its Condensed Consolidated Statements of Operations. When discussing revenues, however, the Company may, at times refer to revenues summarized differently than the SEC requirements. The terminology, definitions, and applications of terms the Company uses to describe its revenues may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. The Company uses the following terms to describe revenues:
•	Revenues — The Company presents revenues net of sales returns and allowances.

•	Product revenues — The Company defines product revenues as revenues earned from the sales of hardware and point-of-sale equipment and proprietary and remarketed software.

•	Services revenues — The Company defines services revenues as revenues earned from the sales of proprietary and remarketed services and support.
General Company Overview
Total net sales rose $2.4 million or 1.9% in the three months ended June 30, 2010 compared with the three months ended June 30, 2009, primarily driven by increased software and services sales. Fiscal 2010 net sales were adversely impacted by a general decrease in IT spending activity within the markets the Company serves as a result of weak macroeconomic and financial market conditions.
While the Company’s business has shown improvement in the first quarter of fiscal 2011 compared to the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. The Company continues to believe that it is well-positioned to capitalize on future increases in IT spending, which will allow for the further leveraging of its business model and earnings growth.
Gross margin as a percentage of sales increased 110 basis points to 25.6% for the first three months of fiscal 2011 compared to the first three months of fiscal 2010, primarily due to a higher mix of software and services revenues. During the first three months of fiscal 2011, the Company recognized a greater proportion of higher margin proprietary and remarketed software and services revenues as compared to hardware revenues, for which margins were lower.
In July 2008, the Company decided to exit TSG’s portion of the China and Hong Kong businesses. HSG continues to operate throughout Asia. In January 2009, the Company sold its TSG China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million. For financial reporting purposes, the remaining prior period operating results of TSG’s Hong Kong business were classified within discontinued operations. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.
As discussed in Note 13 to Condensed Consolidated Financial Statements, in fiscal 2011, the Company began to allocate the costs related to the accounts receivable and collections, accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period business segment results have been adjusted to conform to the current period presentation. Also as discussed in Note 13 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 30.1% and 41.9% of TSG’s total revenues, and 19.4% and 28.9% of total Company revenues for the three months ended June 30, 2010 and 2009, respectively.

Results of Operations — First Fiscal 2011 Quarter Compared to First Fiscal 2010 Quarter
Net Sales and Operating Income (Loss)
The following table presents the Company’s consolidated revenues and operating results for the three months ended June 30, 2010 and 2009:

	Three months ended
	June 30		(Decrease) increase
(Dollars in thousands)	2010	2009	$	%

Net Sales:
Product	$104,129	$104,423	$(294)	(0.3)%
Service	28,314	25,581	2,733	10.7%

Total	132,443	130,004	2,439	1.9%
Cost of goods sold:
Product	86,677	85,411	1,266	1.5%
Service	11,900	12,743	(843)	(6.6)%

Total	98,577	98,154	423	0.4%
Gross margin:
Product	17,452	19,012	(1,560)	(8.2)%
Service	16,414	12,838	3,576	27.9%

Total	33,866	31,850	2,016	6.3%
Gross margin percentage:
Product	16.8%	18.2%
Service	58.0%	50.2%

Total	25.6%	24.5%
Operating expenses:
Selling, general, and administrative expenses	40,065	44,807	(4,742)	(10.6)%
Restructuring charges	393	14	379	nm

Total	40,458	44,821	(4,363)	(9.7)%
Operating income (loss):
Operating income (loss)	$(6,592)	$(12,971)	$6,379	49.2%
Operating income (loss) percentage	(5.0)%	(10.0)%

nm — not meaningful

The following table presents the Company’s operating results by business segment for the three months ended June 30, 2010 and 2009:

	Three months ended June 30		(Decrease) increase
(Dollars in thousands)	2010	2009	$	%

Hospitality

Total sales from external customers	$23,049	$16,044	$7,005	43.7%
Gross margin	$13,287	$9,540	$3,747	39.3%
	57.6%	59.5%
Operating income (loss)	$2,239	$(2,149)	$4,388	204.2%

Retail
Total sales from external customers	$23,837	$24,445	$(608)	(2.5)%
Gross margin	$5,669	$5,376	$293	5.5%
	23.8%	22.0%
Operating income	$1,768	$1,411	$357	25.3%

Technology
Total sales from external customers	$85,557	$89,515	$(3,958)	(4.4)%
Gross margin	$14,910	$17,729	$(2,819)	(15.9)%
	17.4%	19.8%
Operating loss	$(1,752)	$(2,912)	$1,160	39.8%

Corporate and Other
Gross margin	$—	$(795)	$795	100.0%
Operating loss	$(8,847)	$(9,321)	$474	5.1%

Consolidated

Total sales from external customers	$132,443	$130,004	$2,439	1.9%
Gross margin	$33,866	$31,850	$2,016	6.3%
	25.6%	24.5%
Operating income (loss)	$(6,592)	$(12,971)	$6,379	49.2%

Net sales. The $2.4 million increase in net sales during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was driven by higher remarketed and proprietary software and services revenues, which increased $5.9 million and $2.7 million, respectively, in the first quarter of fiscal 2011 compared to the first quarter of the prior year period. The increases in software and services revenues reflect a general improvement in customer demand and increased success in bundling more software with TSG hardware sales in the current year. Hardware revenues declined $6.2 million in the first quarter of fiscal 2011 compared with the same prior year period. The decline in hardware revenues reflect lower volumes due to continued softness in and delays in the timing of domestic IT spending, which primarily affected TSG.
HSG’s sales increased $7.0 million in the first quarter of fiscal 2011 compared to the same prior year period primarily as a result of a significant hardware transaction that occurred in the first quarter of fiscal 2011 and improved proprietary services demand, particularly in the food services market. RSG sales decreased slightly by $0.6 million due to a 4.9% decline in combined hardware and software revenues, which was partially offset by a 2.5% growth in services revenues. TSG’s sales decreased $4.0 million, as hardware and services revenues declined $9.2 million and $0.9 million, respectively, in the first quarter of fiscal 2011 compared to the same prior year period. These decreases were partially offset by an increase in software revenues of $6.1 million for the same period.

Gross margin. The Company’s total gross margin percentage rose to 25.6% for the quarter ended June 30, 2010 compared to 24.5% for the same prior year quarter, primarily due to product mix. The Company recognized a greater proportion of higher margin software and services revenues during the first quarter of fiscal 2011 versus hardware revenues, for which margins were lower.
The decrease of 190 basis points in HSG’s gross margin percentage was primarily attributable to a greater proportion of lower margin hardware revenues during the first quarter of fiscal 2011 versus software and services revenues, for which margins were higher. RSG’s gross margin percentage for the quarter ended June 30, 2010 increased 180 basis points compared to the same prior year quarter due to improved pricing on hardware and software. TSG’s gross margin percentage decreased 240 basis points from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2011. The decline in TSG’s gross margin percentage was driven by lower vendor rebates and competitive pricing on hardware in the current year quarter compared to the prior year quarter.
Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $4.7 million, or 10.6%, during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. This reduction in the Company’s operating expenses was primarily attributable to lower acquisition-related intangible asset amortization expense and lower compensation costs, which resulted from lower medical claims and the suspension of the employer matching contribution to the Company’s 401(k) Plan and Benefits Equalization Plan (“BEP”).
From a business segment perspective, SG&A expenses decreased $0.6 million, $0.1 million, and $4.0 million in HSG, RSG, and TSG, respectively. Corporate/Other SG&A expenses remained relatively flat in the first quarter of the current year compared with the first quarter of the prior year. The decrease in HSG’s and RSG’s SG&A expenses was primarily a result of lower compensation costs in the current year first quarter compared to the same prior year period. The decrease in TSG’s SG&A expenses was driven by lower amortization expense for intangible assets, as customer and supplier relationship intangible assets associated with the Company’s acquisition of Innovative Systems Design, Inc. in fiscal 2008 were fully amortized as of June 30, 2009.
Restructuring charges. The Company recorded a total of $0.4 million in additional restructuring charges during the first three months of fiscal 2011, primarily comprised of non-cash settlement costs related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and other ongoing lease obligations. During the first quarter of fiscal 2010, the Company recorded insignificant additional restructuring charges primarily associated with ongoing lease obligations. The additional restructuring charges recorded in fiscal 2011 and fiscal 2010 related to the previously disclosed restructuring actions taken in fiscal 2009. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
Since fiscal 2009, the Company has incurred charges totaling $42.0 million related to restructuring actions disclosed, comprised of $0.4 million, $0.8 million, and $40.8 million in fiscal years 2011, 2010, and 2009, respectively. Approximately $23.5 million of these restructuring charges related to TSG, with the remaining $18.5 million related to Corporate/Other. The Company expects to incur additional restructuring charges of approximately $0.5 million for the remainder of fiscal 2011 and through fiscal 2012 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

Other (Income) Expenses

	Three months ended
	June 30		(Unfavorable) favorable
(Dollars in thousands)	2010	2009	$	%

Other (income) expenses:
Other income, net	$(1,083)	$(755)	$328	43.4%
Interest income	(23)	(23)	—	—
Interest expense	286	199	(87)	(43.7)%

Total other (income) expenses, net	$(820)	$(579)	$241	41.6%

Other (income) expenses, net. The $1.1 million of other income in the first quarter of fiscal 2011 primarily represents a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain Company-owned life insurance policies. These proceeds were partially offset by decreases in the cash surrender value of Company-owned life insurance policies of $0.9 million and losses incurred as a result of movements in foreign currencies relative to the U.S. dollar. The $0.8 million of other income in the prior year includes $0.3 million of increases in the cash surrender value of Company-owned life insurance policies and gains incurred as a result of movements in foreign currencies, particularly the Canadian dollar, relative to the U.S. dollar.
Interest income. Interest income remained flat during the quarter ended June 30, 2010 compared to the same prior year quarter. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy in fiscal 2010 and fiscal 2011.
Interest expense. Interest expense consists of costs associated with the Company’s credit facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense increased $0.1 million quarter-over-quarter. The Company executed its current credit facility on May 5, 2009. Prior to that date, the Company did not have an active credit facility in place.
Income Taxes

	Three Months Ended June 30
	2010	2009
Effective income tax rate	(77.6)%	(0.1)%
Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to Condensed Consolidated Financial Statements. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to an increase to unrecognized tax benefits. For the first quarter of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the prior year quarter include state tax expense, as well as a discrete item related to unrecognized tax benefits.

Business Combinations
Triangle Hospitality Solutions Limited
On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. In the third quarter of fiscal 2009, a purchase price adjustment to increase goodwill by $0.4 million was recorded. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase in goodwill of $0.1 million, net of currency translation adjustments. At June 30, 2010, the goodwill attributed to the Triangle acquisition was $2.8 million. Goodwill resulting from the Triangle acquisition is deductible for income tax purposes.
Discontinued Operations
China and Hong Kong Operations
In July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities of related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The discontinued operations presented on the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 consisted of income of $11,000, net of taxes of zero, from the remaining operations of TSG’s Hong Kong operations.
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
Because of the Company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC has stated that it will not currently permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A.

Recently Adopted and Recently Issued Accounting Standards
A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the three months ended June 30, 2010, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were primarily comprised of lease and rental obligations at June 30, 2010. The Company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.
The Company maintains a $50.0 million asset-based revolving credit agreement (the “Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that matures on May 5, 2012. The Company’s obligations under the Credit Facility are secured by significantly all of the Company’s assets. The Credit Facility contains mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of this type. The Credit Facility replaced a prior $200.0 million unsecured credit facility and a floor plan inventory financing arrangement that were terminated in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively. Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
At June 30, 2010, the maximum amount available for borrowing under the Credit Facility was $49.9 million. The maximum commitment limit of $50.0 million was reduced by outstanding amounts and letters of credit. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2010 and through the date of the filing of this Quarterly Report. The Company had no amounts outstanding under the Credit Facility during the three months ended June 30, 2010 and through the date of the filing of this Quarterly Report, and the Company has no intention to borrow amounts under the Credit Facility in the next 12 months. Except as discussed in the Company’s Annual Report for the fiscal year ended March 31, 2010, there have been no changes to the Credit Facility since it was executed on May 5, 2009.
As of June 30, 2010 and March 31, 2010, the Company’s total debt was approximately $0.9 million and $0.6 million, respectively, comprised of capital lease obligations in both periods.
Additional information regarding the Company’s financing arrangements is included in its Annual Report for the fiscal year ended March 31, 2010.

Cash Flow

	Three months ended
	June 30		Increase (decrease)
(Dollars in thousands)	2010	2009	$

Net cash (used for) provided by continuing operations:
Operating activities	$(15,281)	$81,306	$(96,587)
Investing activities	5	9,625	(9,620)
Financing activities	(101)	(76,830)	76,729
Effect of foreign currency fluctuations on cash	(191)	465	(656)

Cash flows (used for) provided by continuing operations	(15,568)	14,566	(30,134)
Net operating and investing cash flows provided by discontinued operations	—	205	(205)

Net (decrease) increase in cash and cash equivalents	$(15,568)	$14,771	$(30,339)

Cash flow (used for) provided by operating activities. The $15.3 million in cash used by operating activities during the three months ended June 30, 2010 consisted of a $10.3 million loss from continuing operations, $7.8 million in non-cash adjustments to the loss from continuing operations, and a negative $12.8 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included an $17.3 million increase in accounts receivable, a $11.4 million increase in inventories, and a $2.7 million decrease in accrued liabilities, partially offset by a $17.7 million increase in accounts payable and $0.9 million of other changes in operating assets and liabilities. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in the last week of June 2010 (i.e., the last month of the fiscal quarter) compared to the last week of March 2010. The increase in accounts receivable is also related to the transition of invoicing to the Company’s new Oracle ERP platform. The Company believes that the transition process has been mostly completed and invoicing and collections are expected to improve in future quarters. The increases in accounts payable and in inventories were a result of several large orders that did not ship as of June 30, 2010. The decrease in accrued liabilities primarily related to amounts paid during the first three months of fiscal 2011 with respect to restructuring actions taken in the prior year, including $2.5 million in cash paid to settle employee benefit plan obligations. The $81.3 million in cash provided by operating activities in fiscal 2010 consisted of a $12.4 million loss from continuing operations, $6.3 million in non-cash adjustments to the loss from continuing operations and $87.4 million in changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $47.9 million decrease in accounts receivable, a $6.8 million decrease in inventories, and a $48.4 million increase accounts payable, partially offset by a $12.9 million reduction in accrued liabilities primarily related to amounts paid during the current year quarter with respect to restructuring actions taken in the prior year, including cash paid to settle employee benefit plan obligations, and $2.8 million of other changes in operating assets and liabilities. The increase in accounts payable reflected the termination of the company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009. Going forward, the Company is financing inventory purchases through accounts payable.
Cash flow provided by investing activities. The minimal cash provided by investing activities during the three months ended June 30, 2010 was primarily driven by the receipt of $2.2 million in proceeds as a redemption of certain Company-owned life insurance policies, partially offset by additional investments in Company-owned life insurance policies of $0.5 million and $1.7 million used for the purchase of property and equipment. The $9.6 million in cash provided by investing activities during the quarter ended June 30, 2009 was primarily driven by $12.5 million in proceeds from borrowings against Company-owned life insurance policies, which were used to settle employee benefit plan obligations, and $1.6 million in proceeds received related to the claim on The Reserve Fund’s Primary Fund, partially offset by $1.0 million in additional investments in Company-owned life insurance policies and $3.5 million used for the purchase of property and equipment. The Company has no obligation to repay, and does not intend to repay, the amounts borrowed against Company-owned life insurance policies.

Cash flow used for financing activities. During the three months ended June 30, 2010, the Company used $0.1 million in cash for financing activities, which represented payments on capital lease obligations. The $76.8 million in cash used for financing activities during the three months ended June 30, 2009 was primarily comprised of $74.5 million repayment of the balance outstanding on the Company’s former inventory financing facility, which was terminated in May 2009. In addition, the Company paid $1.6 million in debt financing fees related to its current credit facility and paid $0.7 million in cash dividends.
Contractual Obligations
As of June 30, 2010, there were no significant changes to the Company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2010.
Off-Balance Sheet Arrangements
The Company has not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
A detailed description of the Company’s significant accounting policies is included in the Company’s Annual Report for the year ended March 31, 2010. There have been no material changes in the Company’s significant accounting policies and estimates since March 31, 2010.
Forward-Looking Information
This Quarterly Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, expected benefits and outcomes from our recent ERP implementation, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences of MAK Capital’s shareholder-approved control share acquisition proposal, and unanticipated deterioration in economic and financial conditions in the United States and around the world, or the consequences. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.
Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in “Risk Factors,” which is included in Part I, Item 1A of the Company’s Annual Report for the fiscal year ended March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report for the fiscal year ended March 31, 2010. There have been no material changes in the Company’s market risk exposures since March 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of management, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective.
Change in Internal Control over Financial Reporting
The Company continues to integrate each acquired entity’s internal controls over financial reporting into the Company’s own internal controls over financial reporting, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such time as integration is complete.
During the first quarter of 2011, the Company implemented a new Oracle 12i order to cash ERP system. The implementation of the system is expected to improve the management and efficiency of the Company’s data and information flow through the automation and integration of its sales order and product procurement functions. There have been no other changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2010 that may materially affect the Company’s business, results of operations, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]

Item 5. Other Information
None.
Item 6. Exhibits

10(a)	The Company’s Executive Officer Annual Incentive Plan, as amended and restated.

10(b)	Employment Agreement by and between Agilysys, Inc. and Anthony Mellina, effective November 15, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: August 9, 2010	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)