Form 10-Q/A
period 2010-06-30
AGILYSYS INC
filed 2010-08-18
CIK 78749

UNITED STATES
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

Explanatory Note
Agilysys, Inc. is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 9, 2010 (the “Original Quarterly Report”), solely to correct Exhibits 32.1 and 32.2 to accurately state that such certifications relate to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, not December 31, 2009 as inadvertently stated in the Original Quarterly Report. This Amendment No. 1 speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to correct Exhibits 32.1 and 32.2. No revisions have been made to the Agilysys’Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained in the Original Quarterly Report.

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
The following table summarizes the status of SSARs outstanding at June 30, 2010:

			Remaining
	Number	Number	contractual life
Exercise price range	SSARs outstanding	SSARs exercisable	(in years)

$4.62	9,585	1,585	6.10
$4.71	8,000	2,666	6.20
$6.20	902,400	—	7.00
$6.83	443,500	144,898	6.00
$9.35	35,000	—	6.60

	1,398,485	149,149	6.66

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

nm - not meaningful

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

Other (Income) Expenses

	Three months ended
	June 30		(Unfavorable) favorable
(Dollars in thousands)	2010	2009	$	%

Other (income) expenses:
Other income, net	$(1,083)	$(755)	$328	(43.4)%
Interest income	(23)	(23)	—	—
Interest expense	286	199	(87)	43.7%

Total other (income) expenses, net	$(820)	$(579)	$241	41.6%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]

Item 5. Other Information
None.
Item 6. Exhibits

10(a)*	The Company’s Executive Officer Annual Incentive Plan, as amended and restated.

10(b)*	Employment Agreement by and between Agilysys, Inc. and Anthony Mellina, effective November 15, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: August 18, 2010	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)