Form 10-Q
period 2010-09-30
AGILYSYS INC
filed 2010-11-05
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of Common Shares of the registrant outstanding as of October 29, 2010 was 23,041,111.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30		September 30
(In thousands, except share and per share data)	2010	2009	2010	2009

Net sales:
Products	$151,230	$126,811	$255,359	$231,234
Services	32,582	29,362	60,896	54,943

Total net sales	183,812	156,173	316,255	286,177
Cost of goods sold:
Products	128,893	99,508	215,570	184,919
Services	14,134	12,791	26,034	25,534

Total cost of goods sold	143,027	112,299	241,604	210,453
Gross margin	40,785	43,874	74,651	75,724
Operating expenses:
Selling, general, and administrative expenses	43,473	40,033	83,538	84,840
Asset impairment charges	59	—	59	—
Restructuring charges	10	54	403	68

Operating (loss) income	(2,757)	3,787	(9,349)	(9,184)
Other (income) expenses:
Other income, net	(873)	(316)	(1,956)	(1,071)
Interest income	(17)	(3)	(40)	(26)
Interest expense	278	230	564	429

(Loss) income before income taxes	(2,145)	3,876	(7,917)	(8,516)
Income tax expense	69	988	4,549	1,003

(Loss) income from continuing operations	(2,214)	2,888	(12,466)	(9,519)
Loss from discontinued operations, net of taxes	—	(52)	—	(41)

Net (loss) income	$(2,214)	$2,836	$(12,466)	$(9,560)

(Loss) income per share — basic:
(Loss) income from continuing operations	$(0.10)	$0.13	$(0.55)	$(0.42)
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.10)	$0.13	$(0.55)	$(0.42)

(Loss) income per share — diluted:
(Loss) income from continuing operations	$(0.10)	$0.12	$(0.55)	$(0.42)
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.10)	$0.12	$(0.55)	$(0.42)

Weighted average shares outstanding:
Basic	22,750,474	22,625,654	22,750,254	22,626,491
Diluted	22,750,474	22,879,030	22,750,254	22,626,491

Cash dividends per share	$—	$0.03	$—	$0.06
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts at September 30, 2010 are unaudited)

	September 30,	March 31,
(In thousands, except share and per share data)	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$39,073	$65,535
Accounts receivable, net of allowances of $2,093 and $1,716, respectively	157,627	104,808
Inventories, net	22,555	14,446
Deferred income taxes — current, net	—	144
Prepaid expenses and other current assets	3,851	5,047
Income taxes receivable	10,268	10,394

Total current assets	233,374	200,374
Goodwill	50,557	50,418
Intangible assets, net of accumulated amortization of $58,492 and $55,806, respectively	30,789	32,510
Deferred income taxes — non-current, net	—	899
Other non-current assets	17,866	18,175
Property and equipment:
Furniture and equipment	40,878	40,299
Software	49,099	41,864
Leasehold improvements	9,703	9,699
Project expenditures not yet in use	2,440	7,025

	102,120	98,887
Accumulated depreciation and amortization	74,986	70,892

Property and equipment, net	27,134	27,995

Total assets	$359,720	$330,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,725	$70,171
Deferred revenue	25,907	23,810
Accrued liabilities	18,066	17,705
Deferred income taxes — current, net	303	—
Capital lease obligations — current	492	311

Total current liabilities	148,493	111,997
Deferred income taxes — non-current, net	3,530	412
Other non-current liabilities	19,576	19,038
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,011,111 and 22,932,043 shares outstanding at September 30, 2010 and March 31, 2010, respectively	9,482	9,482
Treasury shares (8,595,720 at September 30, 2010 and 8,674,788 at March 31, 2010)	(2,578)	(2,602)
Capital in excess of stated value	(7,222)	(8,770)
Retained earnings	189,668	202,134
Accumulated other comprehensive loss	(1,229)	(1,320)

Total shareholders’ equity	188,121	198,924

Total liabilities and shareholders’ equity	$359,720	$330,371

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30
(In thousands)	2010	2009

Operating activities
Net loss	$(12,466)	$(9,560)

Add: Loss from discontinued operations	—	41

Loss from continuing operations	(12,466)	(9,519)
Adjustments to reconcile loss from continuing operations to net cash (used for) provided by operating activities:
Gain on the redemption of Company-owned life insurance policies	(2,065)	—
Gain on the redemption of investment in The Reserve Fund’s Primary Fund	(147)	(70)
Asset impairment charges	59	—
Loss on the sale of securities	—	91
Depreciation	2,024	1,891
Amortization	4,949	7,827
Deferred income taxes	4,429	(38)
Stock based compensation	1,760	1,073
Change in cash surrender value of Company-owned life insurance policies	618	(699)
Changes in operating assets and liabilities:
Accounts receivable	(52,847)	28,338
Inventories	(8,103)	5,234
Accounts payable	33,619	64,821
Accrued and other liabilities	2,146	(16,468)
Income taxes payable (receivable)	120	(798)
Other changes, net	922	(889)
Other non-cash adjustments, net	644	77

Total adjustments	(11,872)	90,390

Net cash (used for) provided by operating activities	(24,338)	80,871
Investing activities
Proceeds from The Reserve Fund’s Primary Fund	147	2,337
Proceeds from redemption of/borrowings against Company-owned life insurance policies	2,248	12,500
Additional investments in Company-owned life insurance policies	(746)	(1,176)
Proceeds from the sale of marketable securities	14	42
Additional investments in marketable securities	—	(45)
Purchases of software, property, and equipment	(3,616)	(5,923)

Net cash (used for) provided by investing activities	(1,953)	7,735
Financing activities
Floor plan financing agreement, net	—	(74,468)
Proceeds from borrowings under credit facility	15,325	5,000
Principal payments under credit facility	(15,325)	(5,000)
Debt financing costs	—	(1,520)
Issuance of common shares	—	33
Dividends paid	—	(1,360)
Principal payments under long-term obligations	(308)	(206)

Net cash used for financing activities	(308)	(77,521)
Effect of exchange rate changes on cash	137	664

Cash flows (used for) provided by continuing operations	(26,462)	11,749
Cash flows of discontinued operations:
Operating cash flows	—	204

Net (decrease) increase in cash	(26,462)	11,953
Cash at beginning of the period	65,535	36,244

Cash at end of the period	$39,073	$48,197

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
The Condensed Consolidated Balance Sheet as of September 30, 2010, as well as the Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2010 and 2009, have been prepared by the Company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Except as discussed below, such adjustments were of a normal recurring nature. Further, the Company has evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report and concluded that there are no additional significant subsequent events requiring recognition or disclosure.
These unaudited interim financial statements of the Company should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on June 10, 2010.

The Company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Accordingly, the results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
Reclassifications
Certain fiscal 2010 product and service revenues and costs of sales were reclassified (no impact on total gross margin) in order to conform to current period reporting presentations. Certain fiscal 2010 amounts related to corporate-owned life insurance policies were reclassified to conform to current period reporting presentation (no impact on income from continuing operations or cash flows (used for) provided by operations).
Correction of Error
During the first quarter of fiscal 2011, the Company recorded an adjustment to increase income tax expense by $3.8 million. The adjustment increased the Company’s valuation allowance against its U.S. deferred tax assets and represents a correction of an error. In fiscal 2009, the Company erroneously considered the tax effect of indefinite-lived intangible assets as a source of future taxable income, when it established a significant U.S. valuation allowance against its U.S. deferred tax assets. Income (loss) before income taxes did not change. Net loss increased by $3.8 million, or $0.17 per share, due to this adjustment. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of this adjustment was immaterial to prior years’ financial statements as well as the projected full-year fiscal 2011 financial statements.
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
Credit Facility
The Company maintains a $50.0 million asset based revolving credit agreement (“Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and will mature on May 5, 2012. The Company had no amounts outstanding under the Credit Facility as of September 30, 2010 and $49.9 million was available for future borrowings. The Company was in compliance with all covenants under the Credit Facility in order to borrow up to the maximum $49.9 million available as of September 30, 2010. However, subsequent to September 30,

2010, the Company was and still would be limited to borrowing no more than $34.9 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility.
Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC. Except as discussed in the Company’s fiscal 2010 Annual Report, there were no changes to the Credit Facility since it was executed on May 5, 2009.
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding fair value measurements. This guidance requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances, and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, this guidance requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. On April 1, 2010, the Company adopted the required provisions of this guidance (see Note 14 to Condensed Consolidated Financial Statements). The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.
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
Proposed Accounting Standards
In August 2010, the FASB issued proposed authoritative guidance on lease accounting. This proposal effectively eliminates off-balance sheet accounting for all leases by eliminating the concepts of capital and operating leases. This proposed guidance would require all leased assets and lease obligations to be recognized in financial statements. In addition, expense recognition will be accelerated under the proposed guidance because straight-line rent expense will be replaced by amortization and interest expense. Comments on the proposed guidance are due by December 15, 2010 and there is currently no specified effective date for the proposal. The Company is currently in the process of identifying the anticipated impact this proposed guidance would have on its future financial position, results of operations, cash flows, and related disclosures.
In July 2010, the FASB also issued revised proposed authoritative guidance on loss contingency disclosures, with a focus on providing financial statement users with enhanced information about loss contingencies. The proposed guidance would: (1) expand the scope of loss contingencies subject to disclosure to include certain remote contingencies; (2) increase the quantitative and qualitative disclosures entities must provide to enable users to assess the “nature, potential magnitude, and potential timing (if known)” of loss contingencies; and (3) for public entities, require a tabular reconciliation for changes in amounts recognized for loss contingencies. Comments on the proposed guidance were due by September 20, 2010. On October 27, 2010, the FASB announced that the expanded disclosure requirements would not be required in 2010 (fiscal 2011 for the Company) and there is currently no specified effective date for the proposal. The Company is currently in the process of determining the anticipated impact of this proposed guidance on its future disclosures.
Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.
3. Recent Acquisition
The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill. Additional information with respect to the Company’s acquisitions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
Triangle Hospitality Solutions Limited
As previously disclosed, on April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. In the third quarter of fiscal 2009, a purchase price adjustment to increase goodwill by $0.4 million was recorded. In the first quarter of fiscal 2010, the Company completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase to goodwill of $0.1 million, net of currency translation adjustments. At September 30, 2010, the goodwill attributed to the Triangle acquisition was $3.0 million. Goodwill resulting from the Triangle acquisition is deductible for income tax purposes.
4. Discontinued Operations
China and Hong Kong Operations
As previously disclosed, in July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. In January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The discontinued operations presented on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2009 consisted of losses of $52,000 and $41,000, respectively, both net of taxes of zero, from the remaining operations of TSG’s Hong Kong operations. Additional information with respect to the Company’s discontinued operations is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
5. Comprehensive Loss
Comprehensive loss is the total of net (loss) income as currently reported under GAAP plus other comprehensive (loss) income. Other comprehensive (loss) income considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive loss for the three and six months ended September 30, 2010 and 2009 are as follows:

	Foreign	Unamortized net
	currency	actuarial losses
	translation	and prior service	Accumulated other	Comprehensive
	adjustment	costs	comprehensive loss	(loss) income
Balance at April 1, 2010	$(664)	$(656)	$(1,320)
Change during the three months ended June 30, 2010	(204)	57	(147)	(147)

Balance at June 30, 2010	$(868)	$(599)	$(1,467)
Net loss for the three months ended June 30, 2010				(10,252)
Change during the three months ended September 30, 2010	235	3	238	238

Balance at September 30, 2010	$(633)	$(596)	$(1,229)
Net loss for the three months ended September 30, 2010				(2,214)

Total comprehensive loss for the six months ended September 30, 2010				$(12,375)

			Unamortized net
	Foreign currency		actuarial losses
	translation	Unrealized loss on	and prior service	Accumulated other	Comprehensive
	adjustment	securities	costs	comprehensive loss	income (loss)
Balance at April 1, 2009	$(1,984)	$(91)	$(815)	$(2,890)
Change during the three months ended June 30, 2009	731	—	—	731	731

Balance at June 30, 2009	$(1,253)	$(91)	$(815)	$(2,159)
Net loss for the three months ended June 30, 2009					(12,396)
Change during the three months ended September 30, 2009	362	104	—	466	466

Balance at September 30, 2009	$(891)	$13	$(815)	$(1,693)
Net income for the three months ended September 30, 2009					2,836

Total comprehensive loss for the six months ended September 30, 2009					$(8,363)

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
The Company recorded $0.4 million in additional non-cash restructuring charges during the first six months of fiscal 2011, primarily comprised of settlement costs incurred in the first quarter of fiscal 2011 related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan

(“SERP”) and ongoing facility lease obligations. During the first half of fiscal 2010, the Company recorded insignificant additional restructuring charges associated with ongoing facility lease obligations. The additional restructuring charges recorded in fiscal 2011 and fiscal 2010 related to the previously disclosed restructuring actions taken in fiscal 2009.
Since fiscal 2009, the Company has incurred charges totaling $42.0 million related to restructuring actions disclosed, comprised of $0.4 million, $0.8 million, and $40.8 million in fiscal years 2011, 2010, and 2009, respectively. Approximately $23.5 million of these restructuring charges related to TSG, with the remaining $18.5 million related to Corporate/Other. The Company expects to incur additional restructuring charges related to previously announced restructuring actions of approximately $0.5 million for the remainder of fiscal 2011 and through fiscal 2012 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.
The following table presents a reconciliation of the beginning and ending balances of the Company’s restructuring liabilities:

	Severance and
	other employment
	costs	Facilities	SERP	Total

Balance at April 1, 2010	$1,289	$649	$—	$1,938
Additions	—	(5)	383	378
Accretion of lease obligations	—	15	—	15
Settlement of benefit plan obligations	—	—	(383)	(383)
Payments	(368)	(60)	—	(428)

Balance at June 30, 2010	921	599	—	1,520
Additions	—	(5)	—	(5)
Accretion of lease obligations	—	15	—	15
Payments	(370)	(59)	—	(429)

Balance at September 30, 2010	$551	$550	$—	$1,101

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $1.1 million liability at September 30, 2010, $0.2 million of severance and other employment costs are expected to be paid during fiscal 2011 and $0.3 million is expected to be paid during fiscal 2012. Approximately $0.1 million is expected to be paid during the remainder of fiscal 2011 for ongoing facility lease obligations. Facility lease obligations are expected to continue through fiscal 2014.
7. Stock Based Compensation
The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units, and performance shares that may be granted under the 2006 Plan is 1.6 million. The aggregate number of shares underlying all awards granted under the 2006 Plan in any two consecutive fiscal year period may not exceed 1.6 million shares plus the aggregate number of shares underlying awards previously cancelled, terminated, or forfeited. For stock option awards, the exercise price must be set at least equal to the closing market price of the Company’s common shares on the date of grant. The maximum term of option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the 2006 Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. The maximum term of stock appreciation rights awards is 10 years. Restricted shares, restricted share units, and performance shares may be issued at no cost or, at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Subject to individual award agreements, restricted shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards. As of September 30, 2010, there were no restricted share units awarded from the 2006 Plan.
Stock Options
The following table summarizes the activity for the six months ended September 30, 2010 and 2009 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Six months ended September 30
	2010		2009
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding at April 1	2,000,000	$11.65	2,157,165	$11.63
Granted	—	—	—	—
Exercised	—	—	(13,333)	2.51
Cancelled/expired	(27,499)	13.74	(113,831)	14.29
Forfeited	—	—	—	—

Outstanding at September 30	1,972,501	$11.62	2,030,001	$11.54

Options exercisable at September 30	1,972,501	$11.62	1,511,654	$13.44

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for stock options during the three and six months ended September 30, 2010 was zero and $0.3 million, respectively. Compensation expense recorded for stock options during the three and six months ended September 30, 2009 was $0.1 million and $0.2 million, respectively. The compensation expense recorded in the first half of fiscal 2011 included $0.2 million for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching 20% ownership in the Company during the first quarter of fiscal 2011. As a result, the Company does not have any remaining unrecognized stock based compensation expense related to non-vested stock options.
The following table summarizes the status of stock options outstanding at September 30, 2010:

	Options outstanding and exercisable
			Weighted average
		Weighted	remaining
		average	contractual
Exercise price range	Number	exercise price	life (in years)

$2.19 —$8.29	491,667	$2.57	8.16
$8.30 — $9.95	253,500	9.34	5.47
$9.96 — $11.61	30,000	11.17	0.81
$11.62 — $13.26	47,500	12.85	1.83
$13.27 — $14.92	303,000	13.79	3.88
$14.93 — $16.58	708,834	15.66	5.70
$16.59 — $22.21	138,000	22.21	6.64

	1,972,501	$11.62	5.90

Stock-Settled Stock Appreciation Rights
Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company. The following table summarizes the activity during the six months ended September 30, 2010 and 2009 for SSARs awarded by the Company under the 2006 Plan:

	Six months ended September 30
	2010		2009
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	rights	price	rights	price

Outstanding at April 1	505,150	$6.92	—	$—
Granted	902,400	6.20	496,150	6.69
Exercised	(16,499)	6.29	—	—
Cancelled/expired	(833)	6.83	—	—
Forfeited	(1,667)	6.83	(4,000)	6.83

Outstanding at September 30	1,388,551	$6.46	492,150	$6.69

SSARs exercisable at September 30	139,248	$6.79	—	$—

A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first half of fiscal 2011.
The following table summarizes the status of SSARs outstanding at September 30, 2010:

	Number	Number	Remaining contractual
Exercise price range	SSARs outstanding	SSARs exercisable	life (in years)

$4.62	8,000	—	5.73
$4.71	8,000	2,666	5.83
$6.20	902,400	—	6.69
$6.83	435,151	136,582	5.64
$9.35	35,000	—	9.22

	1,388,551	139,248	6.41

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for SSARs was $0.5 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. Compensation expense recorded for SSARs was $1.0 million and $0.5 million for the six months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, total unrecognized stock based compensation expense related to non-vested SSARs was $2.3 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 17 months.
The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the SSARs granted during the six months ended September 30, 2010 and 2009:

	Six months ended September 30
	2010	2009

Dividend yield	0%	1.32% — 1.57%
Risk-free interest rate	1.94%	1.81% — 2.09%
Expected life (years)	4.5	4.5
Expected volatility	81.92%	78.05% — 79.24%

On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. The expected term reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the Company’s common shares. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The fair market value of SSARs granted during the six months ended September 30, 2010 was $3.92 per SSAR.

Restricted Shares
The Company granted shares to certain of its Directors and executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2010 and 2009 for restricted shares awarded by the Company:

	Six months ended September 30
	2010	2009

Outstanding at April 1	25,000	12,000
Granted	90,321	87,557
Vested	—	—
Forfeited	—	—

Outstanding at September 30	115,321	99,557

Compensation expense related to restricted share awards is recognized over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for restricted share awards was $0.2 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. Compensation expense recorded for restricted share awards was $0.3 million for each of the six months ended September 30, 2010 and 2009. As of September 30, 2010, there was $0.5 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 16 months. The Company will not include restricted shares in the calculation of earnings per share until they are earned.
The fair market value of restricted shares is determined based on the closing price of the Company’s common shares on the grant date.

Performance Shares
The Company granted shares to certain of its executives under the 2006 Plan, the earning of which was contingent upon meeting various company-wide performance goals as of March 31, 2010. The earned performance shares vest over three years. The fair value of the performance share grant was determined based on the closing market price of the Company’s common shares on the grant date and assumed that performance goals would be met at target. Once attaining the performance goals becomes probable, compensation expense is recognized on a straight-line basis over the vesting period. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed. The Company will not include performance shares in the calculation of earnings per share until they are vested.
The net compensation expense was recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2010, compensation expense related to performance shares was $0.1 million. As a result of changes in the expected attainment in performance goals related to performance shares granted in fiscal 2010, a credit to compensation expense of $0.1 million was recorded during the three months ended September 30, 2009. Compensation expense related to performance share awards was $0.2 million and $0.1 million during the six months ended September 30, 2010 and 2009, respectively. No performance shares were granted during the first half of fiscal 2011. As of September 30, 2010, there was $0.3 million in unrecognized compensation cost related to the May 22, 2009 performance share awards, the vesting of which is solely based on service requirements. This unrecognized compensation cost is expected to be recognized over the weighted-average vesting period of 14 months.
The following table summarizes the activity during the six months ended September 30, 2010 and 2009 for performance shares awarded by the Company under the 2006 Plan:

	Six months ended
	September 30
	2010	2009
Outstanding at April 1	160,548	40,000
Granted	—	306,500
Vested	(52,980)	—
Forfeited	—	—

Outstanding at September 30	107,568	346,500

8. Income Taxes
The effective tax rates from continuing operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	September 30		September 30
	2010	2009	2010	2009
Effective income tax rate	(3.2)%	25.5%	(57.5)%	(11.8)%
Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the second quarter and first half of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error during the first quarter of fiscal 2011, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Other items effecting the rate include foreign and state taxes and a discrete item related to a net increase to unrecognized tax benefits. For the second quarter and first half of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the prior year include state tax expense as well as a discrete item related to an increase to unrecognized tax benefits.
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
9. (Loss) Earnings Per Share
The following data show the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended		Six months ended
	September 30		September 30
	2010	2009	2010	2009

Numerator:
(Loss) income from continuing operations — basic and diluted	$(2,214)	$2,888	$(12,466)	$(9,519)
Loss from discontinued operations — basic and diluted	—	(52)	—	(41)

Net (loss) income — basic and diluted	$(2,214)	$2,836	$(12,466)	$(9,560)

Denominator:
Weighted average shares outstanding — basic	22,750	22,626	22,750	22,626
Effect of dilutive securities:
Share-based compensation awards	—	253	—	—

Weighted average shares outstanding — diluted	22,750	22,879	22,750	22,626

(Loss) per share — basic:
(Loss) income from continuing operations	$(0.10)	$0.13	$(0.55)	$(0.42)
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.10)	$0.13	$(0.55)	$(0.42)

(Loss) income per share — diluted:
(Loss) income from continuing operations	$(0.10)	$0.12	$(0.55)	$(0.42)
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.10)	$0.12	$(0.55)	$(0.42)

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 223,532, and 406,498 of restricted shares and performance shares (including reinvested dividends) at September 30, 2010 and 2009, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted (loss) earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted (loss) earnings per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive to the loss per share. Therefore, for the three months ended September 30, 2010 and each of the six months ended September 30, 2010 and 2009, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.
For each of the three and six months ended September 30, 2010, stock options and SSARs on 3.4 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For the three and six months ended September 30, 2009, stock options and SSARs on 1.8 million common shares and 2.5 million common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.
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
As of September 30, 2010, the Company’s expected to reach its minimum purchase commitments from a vendor of $330.0 million per year through fiscal 2012, as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
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
Because of the Company’s inability to obtain and include audited financial statements of Magirus for the fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC previously stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A.

12. Additional Balance Sheet Information
     Additional information related to the Company’s Condensed Consolidated Balance Sheets is as follows:

	September 30, 2010	March 31, 2010
| |
Other non-current assets:
Company-owned life insurance policies	$16,357	$15,904
Marketable securities	7	21
Other	1,502	2,250

Total	$17,866	$18,175

Accrued liabilities:
Salaries, wages, and related benefits	$8,593	$8,248
SERP obligations	—	2,504
Other employee benefit obligations	—	35
Restructuring liabilities	662	1,206
Other taxes payable	6,792	3,170
Other	2,019	2,542

Total	$18,066	$17,705

Other non-current liabilities:
BEP obligations	$4,828	$4,705
SERP obligations	6,456	5,908
Other employee benefit obligations	419	419
Income taxes payable	5,940	5,879
Restructuring liabilities	439	732
Capital lease obligations	505	384
Other	989	1,011

Total	$19,576	$19,038

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
13. Business Segments
Description of Business Segments
The Company has three reportable business segments: HSG, RSG, and TSG. The reportable segments are each managed separately and are supported by various practices as well as Company-wide functional departments. These functional support departments include general accounting, tax, and information technology. Certain costs associated with the functional support departments are contained within Corporate/Other and are not allocated back to the reportable business segments. Corporate/Other is not a reportable business segment as defined by GAAP.

Beginning in the first quarter of fiscal 2011, the Company allocated certain general and administrative costs related to the accounts receivable and collections, accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period results have been adjusted to conform to the current period presentation.
HSG is a leading technology provider to the hospitality industry, offering application software and services that streamline management of operations, property, and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports and entertainment markets.
RSG is a leader in designing solutions that help make retailers more productive and provide their customers with an enhanced shopping experience. RSG solutions help improve operational efficiency, technology utilization, customer satisfaction, and in-store profitability, including mobility and wireless, customized pricing, inventory, and customer relationship management systems. The group also provides implementation plans and supplies the complete package of hardware needed to operate the systems, including servers, receipt printers, point-of-sale terminals, and wireless devices for in-store use by the retailer’s store associates.
TSG is a leading provider of IBM, HP, Oracle, EMC2, and Hitachi Data Systems enterprise IT solutions for the complex data center needs of customers in a variety of industries — including education, finance, government, healthcare, and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity. In fiscal 2011, along with the implementation of a new Oracle ERP system, the Company re-configured its former IBM, HP, and Sun reporting units into IBM, East, West, and Service Providers (which is primarily comprised of sales to telecommunications and cable company service providers). This change does not have an impact on TSG’s prior period operating results. The TSG reportable business segment is an aggregation of the Company’s IBM, East, West, and Service Providers reporting units due to the similarity of their economic and operating characteristics.
Measurement of Segment Operating Results and Segment Assets
The Company’s President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources to its reportable segments based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in these Notes to Condensed Consolidated Financial Statements. Intersegment sales are recorded at pre-determined amounts to allow for inter-company profit to be included in the operating results of the individual reportable segments. Such inter-company profit is eliminated for consolidated financial reporting purposes.
The CODM does not evaluate a measurement of segment assets when evaluating the performance of the Company’s reportable segments. As such, financial information relating to segment assets is not provided in the table below.
Verizon Communications, Inc. accounted for 32.0% and 42.5% of TSG’s total revenues, and 23.3% and 29.7% of total Company revenues for the three months ended September 30, 2010 and 2009, respectively. Verizon Communications, Inc. accounted for 30.4% and 42.3% of TSG’s total revenues, and 21.1% and 29.4% of total Company revenues for the six months ended September 30, 2010 and 2009, respectively.
The following table presents segment profit and related information for each of the Company’s reportable segments. Please refer to Note 6 to Condensed Consolidated Financial Statements for further information on the Corporate/Other restructuring charges.

	Reportable segments			Corporate/
	HSG	RSG	TSG	Other	Consolidated
Three months ended September 30, 2010
Total revenue	$20,641	$29,157	$134,182	$—	$183,980
Elimination of intersegment revenue	(63)	(105)	—	—	(168)

Revenue from external customers	$20,578	$29,052	$134,182	$—	$183,812

Gross margin	$12,216	$5,547	$23,022	$—	$40,785
Gross margin percentage	59.4%	19.1%	17.2%		22.2%

Operating income (loss)	$214	$1,079	$4,317	$(8,367)	$(2,757)
Other income, net	—	—	—	873	873
Interest expense, net	—	—	—	(261)	(261)

Income (loss) from continuing operations before income taxes	$214	$1,079	$4,317	$(7,755)	$(2,145)

Other information:
Capital expenditures	$391	$104	$11	$1,357	$1,863

Non-cash charges:
Depreciation and amortization (1)	$1,071	$81	$706	$1,398	$3,256
Asset impairment charges	59	—	—	—	59
Restructuring charges	—	—	—	10	10

Total	$1,130	$81	$706	$1,408	$3,325

Three months ended September 30, 2009
Total revenue	$23,473	$23,638	$109,251	$—	$156,362
Elimination of intersegment revenue	(134)	(20)	(35)	—	(189)

Revenue from external customers	$23,339	$23,618	$109,216	$—	$156,173

Gross margin	$14,237	$4,694	$24,909	$34	$43,874
Gross margin percentage	61.0%	19.9%	22.8%		28.1%

Operating income (loss)	$3,753	$917	$5,946	$(6,829)	$3,787
Other income, net	—	—	—	316	316
Interest expense, net	—	—	—	(227)	(227)

Income (loss) from continuing operations before income taxes	$3,753	$917	$5,946	$(6,740)	$3,876

Other information:
Capital expenditures	$1,045	$—	$30	$1,387	$2,462

Non-cash charges:
Depreciation and amortization (1)	$1,104	$44	$817	$1,205	$3,170
Restructuring charges	—	—	—	54	54

Total	$1,104	$44	$817	$1,259	$3,224

(1)	Does not include the amortization of deferred financing fees totaling $131,000 and $132,000 for the three months ended September 30, 2010 and 2009, respectively, which related to Corporate/Other.

	Reportable segments			Corporate/
	HSG	RSG	TSG	Other	Consolidated
Six months ended September 30, 2010
Total revenue	$43,689	$53,070	$219,739	$—	$316,498
Elimination of intersegment revenue	(63)	(180)	—	—	(243)

Revenue from external customers	$43,626	$52,890	$219,739	$—	$316,255

Gross margin	$25,503	$11,217	$37,931	$—	$74,651
Gross margin percentage	58.5%	21.2%	17.3%		23.6%

Operating income (loss)	$2,454	$2,847	$2,565	$(17,215)	$(9,349)
Other income, net	—	—	—	1,956	1,956
Interest expense, net	—	—	—	(524)	(524)

Income (loss) from continuing operations before income taxes	$2,454	$2,847	$2,565	$(15,783)	$(7,917)

Other information:
Capital expenditures	$1,356	$104	$73	$2,083	$3,616

Non-cash charges:
Depreciation and amortization (2)	$2,162	$161	$1,505	$2,883	$6,711
Asset impairment charges	59	—	—	—	59
Restructuring charges	—	—	—	403	403

Total	$2,221	$161	$1,505	$3,286	$7,173

Six months ended September 30, 2009
Total revenue	$39,517	$48,083	$198,766	$—	$286,366
Elimination of intersegment revenue	(134)	(20)	(35)	—	(189)

Revenue from external customers	$39,383	$48,063	$198,731	$—	$286,177

Gross margin	$23,777	$10,070	$42,638	$(761)	$75,724
Gross margin percentage	60.4%	21.0%	21.5%		26.5%

Operating income (loss)	$1,605	$2,327	$3,035	$(16,151)	$(9,184)
Other income, net	—	—	—	1,071	1,071
Interest expense, net	—	—	—	(403)	(403)

Income (loss) from continuing operations before income taxes	$1,605	$2,327	$3,035	$(15,483)	$(8,516)

Other information:
Capital expenditures	$2,176	$7	$30	$3,710	$5,923

Non-cash charges:
Depreciation and amortization (2)	$2,227	$94	$4,768	$2,409	$9,498
Restructuring charges	—	—	—	68	68

Total	$2,227	$94	$4,768	$2,477	$9,566

(2)	Does not include the amortization of deferred financing fees totaling $262,000 and $220,000 for the six months ended September 30, 2010 and 2009, respectively, which related to Corporate/Other.

Enterprise-Wide Disclosures
The Company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for less than 5% of total revenues for each of the three- and six-month periods ended September 30, 2010 and less than 4% of total revenues for each of the three- and six-month periods ended September 30, 2009. Total revenues for the Company’s three specific product areas are as follows:

	Three months ended		Six months ended
	September 30		September 30
	2010	2009	2010	2009

Hardware	$129,303	$106,766	$210,582	$194,234
Software	21,927	20,044	44,777	37,000
Services	32,582	29,363	60,896	54,943

Total	$183,812	$156,173	$316,255	$286,177

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
There were no significant transfers between Levels 1, 2, and 3 during the three- and six month periods ended September 30, 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	September 30, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Available for sale marketable securities	$7	$7
Company-owned life insurance	16,357			$16,357

Liabilities:
BEP	$4,828		$4,828

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Available for sale marketable securities	$21	$21
Company-owned life insurance — current	191			$191
Company-owned life insurance — non-current	15,904			15,904

Liabilities:
BEP	$4,705		$4,705
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
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the six months ended September 30, 2010 and 2009:

	Six months ended September 30
	2010	2009
Company-owned life insurance:
Balance on April 1	$16,095	$26,172
Realized gains/(losses)	2,065	—
Unrealized (losses)/gains relating to instruments still held at the reporting date	(618)	699
Purchases, sales, issuances, and settlements (net)	(1,185)	(11,371)

Balance on September 30	$16,357	$15,500

Realized gains represent the amounts recognized during the first quarter of fiscal 2011 on the redemption of certain Company-owned life insurance policies and are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. Unrealized losses related to the Company-owned life insurance policies are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations.
The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	as of	or liabilities	and observable	inputs
	September 30, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Goodwill	$50,557			$50,557
Intangible assets	30,789			30,789

Liabilities:
SERP obligations	$6,456			$6,456
Other employee benefit plans obligations	419			419
Restructuring liabilities — current	662			662
Restructuring liabilities — non-current	439			439

	Fair value measurement used
		Active markets	Quoted prices in	Active markets
	Recorded value	for identical assets	similar instruments	for unobservable
	as of	or liabilities	and observable	inputs
	March 31, 2010	(Level 1)	inputs (Level 2)	(Level 3)
Assets:
Goodwill	$50,418			$50,418
Intangible assets	32,510			32,510

Liabilities:
SERP obligations — current	$2,504			$2,504
SERP obligations — non-current	5,908			5,908
Other employee benefit plans obligations — current	35			35
Other employee benefit plans obligations — non-current	419			419
Restructuring liabilities — current	1,206			1,206
Restructuring liabilities — non-current	732			732
Goodwill of the Company’s reporting units is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, using a combination of an income approach and a market approach.
The Company’s intangible assets are valued at their estimated fair value at time of acquisition. The Company evaluates the fair value of its finite-lived intangible assets when impairment indicators are present and its indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist. The same approach described above for the goodwill valuation is also used to value indefinite-lived intangible assets.
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
The Company’s restructuring liabilities primarily consist of one-time termination benefits to former employees and ongoing costs related to long-term operating lease obligations. The recorded value of the termination benefits to employees is adjusted to the expected remaining obligation each period based on the arrangements made with the former employees. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of sublease income plus interest, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit-adjusted, risk-free rate that was used to measure the restructuring liabilities initially.

The inputs used to value the Company’s goodwill, intangible assets, SERP obligations, other employee benefit plans obligations, and restructuring liabilities are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.
The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the six months ended September 30, 2010 and 2009:

	Six months ended September 30, 2010
				Other
		Intangible	SERP	benefit plans	Restructuring
	Goodwill	assets	obligations	obligations	liabilities
Balance on April 1	$50,418	$32,510	$8,412	$454	$1,938
Realized losses	—	(59)	(383)	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	139	—	(596)	—	—
Purchases, sales, issuances, and settlements (net)	—	(1,662)	(977)	(35)	(837)

Balance on September 30	$50,557	$30,789	$6,456	$419	$1,101

	Six months ended September 30, 2009
				Other
		Intangible	SERP	benefit plans	Restructuring
	Goodwill	assets	obligations	obligations	liabilities
Balance on April 1	$50,382	$36,659	$18,285	$1,109	$9,927
Realized gains/(losses)	—	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	541	—	(815)	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(3,930)	(8,390)	(130)	(3,969)

Balance on September 30	$50,563	$32,729	$9,080	$979	$5,958

Realized losses on the Company’s SERP obligation were primarily comprised of the actuarial losses recognized due to the settlement of a SERP obligation to a former executive and are recorded within “Restructuring charges” in the accompanying Condensed Consolidated Statements of Operations. Additional information regarding the Company’s restructuring actions is included in Note 6 to Condensed Consolidated Financial Statements.
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
The primary objective of the Company’s ongoing strategic planning process is to create shareholder value by exploiting growth opportunities and strengthening its competitive position within the specific technology solutions and in the wider markets that it competes. The plan builds on the Company’s existing strengths and targets growth driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:
•	Growing sales of its proprietary offerings, both software and services.

•	Diversifying its customer base across geographies and industries.

•	Capitalizing on the Company’s intellectual property and emerging technology trends.

•	Leveraging the Company’s investment in Oracle Enterprise Resource Planning (“ERP”) software to further improve operating efficiencies and reduce costs.
Revenues — Defined
As required by the SEC, the Company separately presents revenues earned as either product revenues or services revenues in its Condensed Consolidated Statements of Operations. In addition to the SEC requirements, the Company may, at times also refer to revenues as defined below. The terminology, definitions, and applications of terms the Company uses to describe its revenues may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. The Company uses the following terms to describe revenues:
•	Revenues – The Company presents revenues net of sales returns and allowances.

•	Product revenues – The Company defines product revenues as revenues earned from the sales of hardware equipment and proprietary and remarketed software.

•	Services revenues – The Company defines services revenues as revenues earned from the sales of proprietary and remarketed services and support.
General Company Overview
Total net sales rose $30.1 million or 10.5% in the six months ended September 30, 2010 compared with the six months ended September 30, 2009, primarily driven by increased sales volumes across all the Company’s product and services offerings. Fiscal 2010 net sales were adversely impacted by a general decrease in IT spending activity within the markets the Company serves as a result of weak macroeconomic and financial market conditions.
While the Company’s business has shown improvement in the first half of fiscal 2011 compared to the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. The Company continues to believe that it is well-positioned to capitalize on future increases in IT spending, which will allow for the further leveraging of its business model and earnings growth.
Gross margin as a percentage of sales decreased 290 basis points to 23.6% for the first half of fiscal 2011 compared to the first half of fiscal 2010, primarily due to lower hardware and software gross margins as a result of lower vendor rebates and increased pricing pressure. These lower hardware and software margins were partially offset by services gross margins, which increased 370 basis points, due to improved pricing.
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
As discussed in Note 13 to Condensed Consolidated Financial Statements, in fiscal 2011, the Company began to allocate certain general and administrative costs related to the accounts receivable and collections, accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period business segment results have been adjusted to conform to the current period presentation. Also as discussed in Note 13 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 32.0% and 42.5% of TSG’s total revenues, and 23.3% and 29.7% of total Company revenues for the three months ended September 30, 2010 and 2009, respectively, as well as, 30.4% and 42.3% of TSG’s total revenues, and 21.1% and 29.4% of total Company revenues for the six months ended September 30, 2010 and 2009, respectively.

Results of Operations – Second Fiscal 2011 Quarter Compared to Second Fiscal 2010 Quarter
Net Sales and Operating Income (Loss)
The following table presents the Company’s consolidated revenues and operating results for the three months ended September 30, 2010 and 2009:

	Three months ended
	September 30		Increase (decrease)
(Dollars in thousands)	2010	2009	$	%

Net Sales:
Product	$151,230	$126,811	$24,419	19.3%
Service	32,582	29,362	3,220	11.0%

Total	183,812	156,173	27,639	17.7%
Cost of goods sold:
Product	128,893	99,508	29,385	29.5%
Service	14,134	12,791	1,343	10.5%

Total	143,027	112,299	30,728	27.4%
Gross margin:
Product	22,337	27,303	(4,966)	(18.2)%
Service	18,448	16,571	1,877	11.3%

Total	40,785	43,874	(3,089)	(7.0)%
Gross margin percentage:
Product	14.8%	21.5%
Service	56.6%	56.4%

Total	22.2%	28.1%
Operating expenses:
Selling, general, and administrative expenses	43,473	40,033	3,440	8.6%
Asset impairment charges	59	—	59	nm
Restructuring charges	10	54	(44)	nm

Total	43,542	40,087	3,455	8.6%
Operating (loss) income:
Operating (loss) income	$(2,757)	$3,787	$(6,544)	(172.8)%
Operating (loss) income percentage	(1.5)%	2.4%

nm — not meaningful

The following table presents the Company’s operating results by business segment for the three months ended September 30, 2010 and 2009:

	Three months ended September 30		(Decrease) increase
(Dollars in thousands)	2010	2009	$	%

Hospitality

Total sales from external customers	$20,578	$23,339	$(2,761)	(11.8)%
Gross margin	$12,216	$14,237	$(2,021)	(14.2)%
	59.4%	61.0%
Operating income	$214	$3,753	$(3,539)	(94.3)%

Retail

Total sales from external customers	$29,052	$23,618	$5,434	23.0%
Gross margin	$5,547	$4,694	$853	18.2%
	19.1%	19.9%
Operating income	$1,079	$917	$162	17.7%

Technology

Total sales from external customers	$134,182	$109,216	$24,966	22.9%
Gross margin	$23,022	$24,909	$(1,887)	(7.6)%
	17.2%	22.8%
Operating income	$4,317	$5,946	$(1,629)	(27.4)%

Corporate and Other
Gross margin	$—	$34	$(34)	(100.0)%
Operating loss	$(8,367)	$(6,829)	$(1,538)	(22.5)%

Consolidated

Total sales from external customers	$183,812	$156,173	$27,639	17.7%
Gross margin	$40,785	$43,874	$(3,089)	(7.0)%
	22.2%	28.1%
Operating (loss) income	$(2,757)	$3,787	$(6,544)	(172.8)%

Net sales. The $27.6 million increase in net sales during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was driven by higher hardware, software, and services volumes, which increased $22.5 million, $1.9 million, and $3.2 million, respectively, in the second quarter of fiscal 2011 compared to the second quarter of the prior year period. These revenue increases reflect a general improvement in customer demand, which benefited RSG and TSG, as well as increased success in bundling more software with TSG hardware sales in the current year.
HSG’s sales decreased $2.8 million in the second quarter of fiscal 2011 compared to the same prior year period primarily as a result of decreases in hardware and software revenues of $1.9 million and $1.5 million, respectively, which were partially offset by an increase in services revenues of $0.6 million. HSG’s hardware and software revenues in the prior year quarter included a large customer order that did not repeat in the current year. RSG revenues increased $5.4 million due to growth in hardware and services revenues of $4.3 million and $1.5 million, respectively, as a result of higher volumes. This growth was partially offset by a decrease of $0.4 million in software revenues. TSG’s sales increased $25.0 million, as hardware, software, and services revenues grew $20.2 million, $3.8 million, and $1.0 million, respectively, in the second quarter of fiscal 2011 compared to the same prior year period due to higher volumes.

Gross margin. The Company’s total gross margin percentage decreased to 22.2% for the quarter ended September 30, 2010 compared to 28.1% for the same prior year quarter, primarily due to lower hardware gross margins, particularly within TSG. Services gross margins remained relatively flat in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The decline in product gross margins reflects a higher proportion of hardware revenues, for which the gross margins are lower, compared to proprietary software and services revenues, for which the gross margins are higher. The lower hardware gross margins also reflect lower vendor rebates and competitive pricing experienced during the current year quarter.
The decrease of 160 basis points in HSG’s gross margin percentage was primarily attributable to a greater proportion of lower margin hardware revenues during the second quarter of fiscal 2011 versus software and services revenues, for which margins were higher. RSG’s gross margin percentage for the quarter ended September 30, 2010 decreased 80 basis points compared to the same prior year quarter due to a higher proportion of hardware revenues, for which gross margins are lower, compared to proprietary services revenues, for which the gross margins are higher. TSG’s gross margin percentage decreased 560 basis points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The decline in TSG’s gross margin percentage was driven by lower vendor rebates and competitive pricing on hardware in the current year quarter compared to the prior year quarter.
Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses increased $3.4 million, or 8.6%, during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This increase in the Company’s operating expenses was primarily attributable to increases in compensation and benefits due to higher incentive costs resulting from the higher sales volumes in the current year quarter. In addition, during the prior year quarter the Company also capitalized certain costs related to the development of the Guest 360™ software product and implementation of the Oracle ERP system, whereas the costs related to these projects were expensed as maintenance costs during the current year quarter.
From a business segment perspective, SG&A expenses increased $1.5 million and $0.7 million in HSG and RSG, respectively, partially offset by a decrease of $0.3 million in TSG. Corporate/Other SG&A expenses increased $1.5 million in the second quarter of the current year compared with the second quarter of the prior year. The increase in HSG’s and RSG’s expenses was primarily driven by higher compensation and benefits costs in the current year second quarter compared to the same prior year quarter. In the prior year second quarter, HSG capitalized certain costs related to the development of its Guest 360™ software product, which was released for general sale in June 2010. The higher costs in RSG primarily reflect higher incentive costs due to the higher sales volume in the second quarter of fiscal 2011. The decrease in TSG’s SG&A expenses was driven by lower compensation and benefits costs and lower travel and entertainment expenses. The increase in Corporate/Other SG&A expenses was due to higher outside services costs and higher software amortization expenses related to the Company’s Oracle ERP system, which was implemented in April 2010.
Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the three months ended September 30, 2010 related to certain capitalized intangible software assets that management determined were no longer being sold by the business.
Restructuring charges. During the second quarter of both fiscal 2011 and fiscal 2010, the Company recorded insignificant additional restructuring charges primarily associated with ongoing lease obligations related to the previously disclosed restructuring actions taken in fiscal 2009. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Other (Income) Expenses

	Three months ended
	September 30		Favorable (unfavorable)
(Dollars in thousands)	2010	2009	$	%

Other (income) expenses:
Other income, net	$(873)	$(316)	$557	176.3%
Interest income	(17)	(3)	14	466.7%
Interest expense	278	230	(48)	(20.9)%

Total other (income) expenses, net	$(612)	$(89)	$523	587.6%

Other (income) expenses, net. The $0.9 million of other income in the second quarter of fiscal 2011 primarily represents increases in the cash surrender value of Company-owned life insurance policies of $0.2 million, gains recognized as a result of movements in foreign currencies relative to the U.S. dollar of $0.4 million, and a gain of $0.1 million recorded on the proceeds received from the Company’s investment in The Reserve Fund’s Primary Fund (the “Primary Fund”). At September 30, 2010, the Company had a remaining uncollected balance of its Primary Fund investment of $0.4 million, for which a reserve was previously recorded in fiscal 2009. The $0.3 million of other income in the prior year includes $0.4 million of increases in the cash surrender value of Company-owned life insurance policies, partially offset by losses incurred as a result of movements in foreign currencies, particularly the Canadian dollar, relative to the U.S. dollar.
Interest income. Interest income remained flat during the quarter ended September 30, 2010 compared to the same prior year quarter. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy in fiscal 2010 and fiscal 2011.
Interest expense. Interest expense consists of costs associated with the Company’s credit facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense remained relatively flat quarter-over-quarter.
Income Taxes

	Three months ended September 30
	2010	2009
Effective income tax rate	(3.2)%	25.5%
Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the second quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include foreign and state taxes and a discrete item related to unrecognized tax benefits. For the second quarter of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the prior year include state tax expense, a foreign tax benefit, and a discrete item related to unrecognized tax benefits.

Results of Operations – First Half of Fiscal 2011 Compared to First Half of Fiscal 2010
Net Sales and Operating Income (Loss)
The following table presents the Company’s consolidated revenues and operating results for the six months ended September 30, 2010 and 2009:

	Six months ended
	September 30		Increase (decrease)
(Dollars in thousands)	2010	2009	$	%

Net Sales:
Product	$255,359	$231,234	$24,125	10.4%
Service	60,896	54,943	5,953	10.8%

Total	316,255	286,177	30,078	10.5%
Cost of goods sold:
Product	215,570	184,919	30,651	16.6%
Service	26,034	25,534	500	2.0%

Total	241,604	210,453	31,151	14.8%
Gross margin:
Product	39,789	46,315	(6,526)	(14.1)%
Service	34,862	29,409	5,453	18.5%

Total	74,651	75,724	(1,073)	(1.4)%
Gross margin percentage:
Product	15.6%	20.0%
Service	57.2%	53.5%

Total	23.6%	26.5%
Operating expenses:
Selling, general, and administrative expenses	83,538	84,840	(1,302)	(1.5)%
Asset impairment charges	59	—	59	nm
Restructuring charges	403	68	335	nm

Total	84,000	84,908	(908)	(1.1)%
Operating loss:
Operating loss	$(9,349)	$(9,184)	$(165)	(1.8)%
Operating loss percentage	(3.0)%	(3.2)%

nm — not meaningful

The following table presents the Company’s operating results by business segment for the six months ended September 30, 2010 and 2009:

	Six months ended September 30		Increase (decrease)
(Dollars in thousands)	2010	2009	$	%

Hospitality

Total sales from external customers	$43,626	$39,383	$4,243	10.8%
Gross margin	$25,503	$23,777	$1,726	7.3%
	58.5%	60.4%
Operating income	$2,454	$1,605	$849	52.9%

Retail

Total sales from external customers	$52,890	$48,063	$4,827	10.0%
Gross margin	$11,217	$10,070	$1,147	11.4%
	21.2%	21.0%
Operating income	$2,847	$2,327	$520	22.3%

Technology

Total sales from external customers	$219,739	$198,731	$21,008	10.6%
Gross margin	$37,931	$42,638	$(4,707)	(11.0)%
	17.3%	21.5%
Operating income	$2,565	$3,035	$(470)	(15.5)%

Corporate and Other
Gross margin	$—	$(761)	$761	100.0%
Operating loss	$(17,215)	$(16,151)	$(1,064)	(6.6)%

Consolidated

Total sales from external customers	$316,255	$286,177	$30,078	10.5%
Gross margin	$74,651	$75,724	$(1,073)	(1.4)%
	23.6%	26.5%
Operating loss	$(9,349)	$(9,184)	$(165)	(1.8)%

Net sales. The $30.1 million increase in net sales during the first half of fiscal 2011 compared with the first half of fiscal 2010 was driven by higher volumes across all the Company’s products and services offerings, with increases of $16.3 million, $7.8 million, and $6.0 million in hardware, software, and services, respectively. These increases reflect a general improvement in customer demand and increased success in bundling more software with TSG hardware sales in the current year.
HSG’s sales increased $4.2 million in the first half of fiscal 2011 compared to the same prior year period due to increases in hardware and services revenues of $1.4 million and $4.1 million, respectively, partially offset by a decrease in software revenues of $1.3 million. The increase in HSG’s services revenues is primarily as a result of improved proprietary services demand, particularly in the food services market. RSG sales increased $4.8 million due to increases of $4.0 million and $1.6 million in hardware and services revenues, respectively, partially offset by a $0.8 million decline in services revenues. The increases in RSG’s hardware and services revenues in the first half of the current year compared to the first half of the prior year were attributable to higher volumes. TSG’s revenues grew $21.0 million, driven by increases of $10.9 million, $9.9 million, and $0.2 million in hardware, software, and services revenues, respectively, in the first half of fiscal 2011 compared to the same prior year period.

Gross margin. The Company’s total gross margin percentage declined to 23.6% for the six months ended September 30, 2010 compared to 26.5% for the same prior year period, as a result of lower hardware and software gross margins, which reflect lower vendor rebates and continued pricing pressure. The lower hardware and software gross margins were partially offset by a 370 basis point increase in services gross margins, which primarily resulted from improved pricing.
The decrease of 190 basis points in HSG’s gross margin percentage was primarily attributable to product and customer mix. RSG’s gross margin percentage for the six months ended September 30, 2010 increased slightly by 20 basis points compared to the same prior year period due to improved pricing on hardware. TSG’s gross margin percentage decreased 420 basis points from the first half of fiscal 2010 compared to the first half of fiscal 2011. The decline in TSG’s gross margin percentage was driven by lower vendor rebates and competitive pricing on hardware in the first half of fiscal 2011 compared to the first half of fiscal 2010.
Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $1.3 million, or 1.5%, during the first half of fiscal 2011 compared with the first half of fiscal 2010. This reduction in the Company’s operating expenses was primarily attributable to lower acquisition-related intangible asset amortization expense, which more than offset a slight increase in compensation and benefits costs due to higher incentive costs and increases in outside services costs and software amortization expenses in conjunction with the Company’s Oracle EBS system implementation.
From a business segment perspective, SG&A expenses increased $0.8 million and $0.6 million in HSG and RSG, respectively, offset by a $4.2 million decrease in TSG. Corporate/Other SG&A expenses increased $1.5 million in the first half of the current year compared to the first half of the prior year. The increase in HSG’s and RSG’s SG&A expenses was primarily a result of higher compensation costs in the first half of the current year compared to the same prior year period. In the first half of the prior year, HSG capitalized certain costs related to the development of its Guest 360™ software product, which was released for general sale in June 2010. The higher costs in RSG primarily reflect higher incentive costs due to the higher sales volume in the current year. The decrease in TSG’s SG&A expenses was primarily driven by lower amortization expense for intangible assets, as customer and supplier relationship intangible assets associated with the Company’s acquisition of Innovative Systems Design, Inc. in fiscal 2008 were fully amortized as of June 30, 2009. The increase in Corporate/Other SG&A expenses was due to higher outside services costs and higher software amortization expenses related to the Company’s Oracle ERP system, which was implemented in April 2010.
Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the first half of fiscal 2011 related to certain capitalized intangible software assets that management determined were no longer being sold by the business.
Restructuring charges. The Company recorded a total of $0.4 million in additional restructuring charges during the first half of fiscal 2011, primarily comprised of non-cash settlement costs related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and other ongoing lease obligations. During the first half of fiscal 2010, the Company recorded $0.1 million in additional restructuring charges primarily associated with ongoing lease obligations. The additional restructuring charges recorded in fiscal 2011 and fiscal 2010 related to the previously disclosed restructuring actions taken in fiscal 2009. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
Since fiscal 2009, the Company has incurred charges totaling $42.0 million related to previously disclosed restructuring actions, comprised of $0.4 million, $0.8 million, and $40.8 million in fiscal years 2011, 2010, and 2009, respectively. Approximately $23.5 million of these restructuring charges related to TSG, with the remaining $18.5 million related to Corporate/Other. The Company expects to incur additional restructuring charges of approximately $0.5 million for the remainder of fiscal 2011 and through fiscal 2012 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

Other (Income) Expenses

	Six months ended
	September 30		Favorable (unfavorable)
(Dollars in thousands)	2010	2009	$	%

Other (income) expenses:
Other income, net	$(1,956)	$(1,071)	$885	82.6%
Interest income	(40)	(26)	14	53.8%
Interest expense	564	429	(135)	(31.5)%

Total other (income) expenses, net	$(1,432)	$(668)	$764	114.4%

Other (income) expenses, net. The $2.0 million of other income in the first half of fiscal 2011 primarily represents a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain Company-owned life insurance policies, gains recognized as a result of the movement of foreign currencies relative to the U.S. dollar of $0.3 million, and a gain of $0.1 million recorded for the proceeds received as a distribution of The Reserve Fund investment. These proceeds were partially offset by decreases in the cash surrender value of Company-owned life insurance policies of $0.6 million. The $1.1 million of other income in the prior year includes $0.7 million of increases in the cash surrender value of Company-owned life insurance policies and gains recognized as a result of movements in foreign currencies, particularly the Canadian dollar, relative to the U.S. dollar.
Interest income. Interest income remained flat during the six months ended September 30, 2010 compared to the same prior year period. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy in fiscal 2010 and fiscal 2011.
Interest expense. Interest expense consists of costs associated with the Company’s credit facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense increased $0.1 million during the first half of fiscal 2010 compared to the first half of fiscal 2011. The Company executed its current credit facility on May 5, 2009. Prior to that date, the Company did not have an active credit facility in place.
Income Taxes

	Six months ended September 30
	2010	2009
Effective income tax rate	(57.5)%	(11.8)%
Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first half of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error during the first quarter of fiscal 2011, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. For the first half of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the prior year include state tax expense, as well as a discrete item related to unrecognized tax benefits.

Business Combination
Triangle Hospitality Solutions Limited
On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. In the third quarter of fiscal 2009, a purchase price adjustment to increase goodwill by $0.4 million was recorded. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase in goodwill of $0.1 million, net of currency translation adjustments. At September 30, 2010, the goodwill attributed to the Triangle acquisition was $3.0 million. Goodwill resulting from the Triangle acquisition is deductible for income tax purposes.
Discontinued Operations
China and Hong Kong Operations
In July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The discontinued operations presented on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2009 consisted of losses of $52,000 and $41,000, respectively, net of taxes of zero in both periods, from the remaining operations of TSG’s Hong Kong operations.
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
Because of the Company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC previously stated that it will not currently permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D. These restrictions do not apply to the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A.
Recently Adopted and Recently Issued Accounting Standards
A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the six months ended September 30, 2010, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
Overview
The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were primarily comprised of lease and rental obligations at September 30, 2010. The Company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.
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
At September 30, 2010, the maximum amount available for borrowing under the Credit Facility was $49.9 million. The maximum commitment limit of $50.0 million was reduced by outstanding letters of credit. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2010 and through the date of the filing of this Quarterly Report. However, subsequent to September 30, 2010, the Company was and still would be limited to borrowing no more than $34.9 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility.
The Company had no amounts outstanding under the Credit Facility as of September 30, 2010 and through the date of the filing of this Quarterly Report. Except as discussed in the Company’s Annual Report for the fiscal year ended March 31, 2010, there have been no changes to the Credit Facility since it was executed on May 5, 2009.
As of September 30, 2010 and March 31, 2010, the Company’s total debt was approximately $1.0 million and $0.7 million, respectively, comprised of capital lease obligations in both periods.
Additional information regarding the Company’s financing arrangements is included in its Annual Report for the fiscal year ended March 31, 2010.
As of September 30, 2010, 100% of the Company’s cash and cash equivalents was deposited in bank accounts. Therefore, the Company believes that credit risk is limited with respect to its cash and cash equivalents balances.

Cash Flow

	Six months ended
	September 30		Increase (decrease)
(Dollars in thousands)	2010	2009	$

Net cash (used for) provided by continuing operations:
Operating activities	$(24,338)	$80,871	$(105,209)
Investing activities	(1,953)	7,735	(9,688)
Financing activities	(308)	(77,521)	77,213
Effect of foreign currency fluctuations on cash	137	664	(527)

Cash flows (used for) provided by continuing operations	(26,462)	11,749	(38,211)
Net operating and investing cash flows provided by discontinued operations	—	204	(204)

Net (decrease) increase in cash and cash equivalents	$(26,462)	$11,953	$(38,415)

Cash flow (used for) provided by operating activities. The $24.3 million in cash used by operating activities during the six months ended September 30, 2010 consisted of a $12.5 million loss from continuing operations, $12.3 million in non-cash adjustments to the loss from continuing operations, and a negative $24.1 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $52.8 million increase in accounts receivable and an $8.1 million increase in inventories, partially offset by a $33.6 million increase in accounts payable, a $2.1 million increase in accrued liabilities, and $1.1 million of other changes in operating assets and liabilities. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in September 2010 (i.e., the last month of the fiscal quarter) compared to March 2010. The increase in accounts receivable is also related to the transition of invoicing to the Company’s new Oracle ERP platform. The Company believes that the transition process has been mostly completed. Invoicing and collections improved in the second quarter of fiscal 2011 and are expected to continue improving in future quarters. The increases in accounts payable and in inventories were a result of the higher sales volume in September 2010 compared to March 2010 and several large orders that did not ship as of September 30, 2010. The increase in accrued liabilities primarily related to higher deferred revenues due to certain contracts for which revenues could not be recognized as of September 30, 2010. The $80.9 million in cash provided by operating activities for the first half of fiscal 2010 primarily consisted of changes in operating assets and liabilities, including a $28.3 million decrease in accounts receivable, a $5.2 million decrease in inventory, and a $64.8 million increase in accounts payable, partially offset by a $16.5 million decrease in accrued liabilities. The reduction in accrued liabilities primarily related to amounts paid during the first half of the prior year with respect to restructuring actions taken in fiscal 2009, including cash paid to settle employee benefit plan obligations. The increase in accounts payable reflected the termination of the Company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009. Going forward, the Company is financing inventory purchases through accounts payable.
Cash flow (used for) provided by investing activities. The $2.0 million in cash used for investing activities during the six months ended September 30, 2010 resulted from the receipt of $2.2 million in proceeds as a redemption of certain Company-owned life insurance policies and $0.1 million in proceeds received as a partial distribution of the Company’s previously disclosed claim on its investment in the Primary Fund, partially offset by $0.7 million used for additional investments in Company-owned life insurance policies and $3.6 million used for the purchase of software, property, and equipment. The $7.7 million in cash provided by investing activities during the six months ended September 30, 2009 was primarily driven by $12.5 million in proceeds from borrowings against Company-owned life insurance policies, which were used to settle employee benefit plan obligations, and $2.3 million in proceeds received related to the claim on the Primary Fund, partially offset by $1.2 million in additional investments in Company-owned life insurance policies and $5.9 million used for the purchase of software, property, and equipment. The Company has no obligation to repay, and does not intend to repay, the amounts borrowed against Company-owned life insurance policies.

Cash flow used for financing activities. During the six months ended September 30, 2010, the Company used $0.3 million in cash for financing activities, which represented payments on capital lease obligations. The $77.5 million in cash used for financing activities during the six months ended September 30, 2009 was primarily comprised of $74.5 million repayment of the balance outstanding on the Company’s former inventory financing facility, which was terminated in May 2009. In addition, the Company paid $1.5 million in debt financing fees related to its current credit facility and paid $1.4 million in cash dividends.
Contractual Obligations
As of September 30, 2010, there were no significant changes to the Company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2010.
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
During the first quarter of fiscal 2011, the Company implemented a new Oracle 12i order to cash ERP system. The implementation of the system is expected to improve the management and efficiency of the Company’s data and information flow through the automation and integration of its sales order and product procurement functions. There have been no other changes in the Company’s internal control over financial reporting during the first half of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2010 that may materially affect the Company’s business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

10(a)	Employment Agreement by and between Agilysys, Inc. and Henry R. Bond effective October 18, 2010.

10(b)	Separation Agreement by and between Agilysys, Inc. and Kenneth J. Kossin, Jr. dated as of September 15, 2010.

10(c)	Form of Restricted Stock Award Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.
Date: November 5, 2010	/s/ Kenneth J. Kossin, Jr.
Kenneth J. Kossin, Jr.
Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)