Form 10-Q
period 2010-12-31
AGILYSYS INC
filed 2011-02-08
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares of the registrant outstanding as of January 31, 2011 was 23,051,825.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31		Nine months ended December 31
(In thousands, except share and per share data)	2010	2009	2010	2009

Net sales:
Products	$179,902	$181,459	$433,542	$408,750
Services	37,096	34,291	98,151	89,722

Total net sales	216,998	215,750	531,693	498,472
Cost of goods sold:
Products	153,041	152,310	367,052	333,644
Services	17,242	13,464	43,275	39,128

Total cost of goods sold	170,283	165,774	410,327	372,772
Gross margin	46,715	49,976	121,366	125,700
Operating expenses:
Selling, general, and administrative expenses	44,850	40,501	128,388	125,341
Asset impairment charges	—	238	59	238
Restructuring charges	3	677	406	745

Operating income (loss)	1,862	8,560	(7,487)	(624)
Other (income) expenses:
Other income, net	(321)	(4,893)	(2,277)	(5,963)
Interest income	(21)	—	(61)	(27)
Interest expense	316	259	880	688

Income (loss) before income taxes	1,888	13,194	(6,029)	4,678
Income tax (benefit) expense	(110)	(410)	4,439	593

Income (loss) from continuing operations	1,998	13,604	(10,468)	4,085
Income (loss) from discontinued operations, net of taxes	—	3	—	(38)

Net income (loss)	$1,998	$13,607	$(10,468)	$4,047

Income (loss) per share — basic:
Income (loss) from continuing operations	$0.09	$0.60	$(0.46)	$0.18
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per basic share	$0.09	$0.60	$(0.46)	$0.18

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.08	$0.59	$(0.46)	$0.18
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per diluted share	$0.08	$0.59	$(0.46)	$0.18

Weighted average shares outstanding:
Basic	22,752,632	22,624,622	22,751,042	22,625,866
Diluted	23,553,660	23,170,992	22,751,042	23,010,272

Cash dividends per share	$—	$—	$—	$0.06

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts at December 31, 2010 are unaudited)

(In thousands, except share and per share data)	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$45,263	$65,535
Accounts receivable, net of allowances of $2,165 and $1,716, respectively	210,341	104,808
Inventories, net	22,528	14,446
Deferred income taxes — current, net	—	144
Prepaid expenses and other current assets	4,328	5,125
Income taxes receivable	10,150	10,394

Total current assets	292,610	200,452
Goodwill	50,522	50,418
Intangible assets, net of accumulated amortization of $59,896 and $55,806, respectively	30,435	32,510
Deferred income taxes — non-current, net	—	899
Other non-current assets	18,356	18,175
Property and equipment:
Furniture and equipment	41,727	40,299
Software	49,537	41,864
Leasehold improvements	9,771	9,699
Project expenditures not yet in use	2,860	7,025

	103,895	98,887
Accumulated depreciation and amortization	77,464	70,892

Property and equipment, net	26,431	27,995

Total assets	$418,354	$330,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,124	$70,171
Deferred revenue	30,828	23,810
Accrued liabilities	24,754	17,183
Income taxes payable	262	—
Deferred income taxes — current, net	307	—
Capital lease obligations — current	581	311

Total current liabilities	205,856	111,475
Deferred income taxes — non-current, net	3,571	412
Other non-current liabilities	17,780	19,638
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,051,825 and 22,932,043 shares outstanding at December 31, 2010 and March 31, 2010, respectively	9,482	9,482
Treasury shares (8,555,006 at December 31, 2010 and 8,674,788 at March 31, 2010)	(2,567)	(2,602)
Capital in excess of stated value	(6,419)	(8,770)
Retained earnings	191,666	202,134
Accumulated other comprehensive loss	(1,015)	(1,320)

Total shareholders’ equity	191,147	198,924

Total liabilities and shareholders’ equity	$418,354	$330,449

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31
(In thousands)	2010	2009

Operating activities
Net (loss) income	$(10,468)	$4,047
Add: Loss from discontinued operations	—	38

(Loss) income from continuing operations	(10,468)	4,085
Adjustments to reconcile (loss) income from continuing operations to net cash (used for) provided by operating activities:
Gain on the redemption of Company-owned life insurance policies	(2,065)	—
Gain on the redemption of investment in The Reserve Fund’s Primary Fund	(147)	(2,505)
Asset impairment charges	59	238
Loss on the sale of securities	—	91
Depreciation	3,173	2,859
Amortization	7,440	10,127
Deferred income taxes	4,462	2,724
Stock based compensation	2,625	1,709
Change in cash surrender value of Company-owned life insurance policies	247	(671)
Changes in operating assets and liabilities:
Accounts receivable	(105,265)	(28,532)
Inventories	(8,071)	2,153
Accounts payable	78,802	94,417
Accrued and other liabilities	11,181	(21,064)
Income taxes payable (receivable)	(28)	(5,322)
Other changes, net	858	(878)
Other non-cash adjustments, net	1,184	1,686

Total adjustments	(5,545)	57,032

Net cash (used for) provided by operating activities	(16,013)	61,117
Investing activities
Proceeds from The Reserve Fund’s Primary Fund	147	2,337
Proceeds from redemption of/borrowings against Company-owned life insurance policies	4,349	12,500
Additional investments in Company-owned life insurance policies	(1,015)	(1,494)
Proceeds from the sale of marketable securities	14	42
Additional investments in marketable securities	(2,101)	(45)
Purchases of internal use software, property, and equipment	(5,670)	(9,672)

Net cash (used for) provided by investing activities	(4,276)	3,668
Financing activities
Floor plan financing agreement, net	—	(74,468)
Proceeds from borrowings under credit facility	15,325	5,000
Principal payments under credit facility	(15,325)	(5,000)
Debt financing costs	—	(1,520)
Issuance of common shares	—	33
Dividends paid	—	(1,360)
Principal payments under long-term obligations	(273)	(258)

Net cash used for financing activities	(273)	(77,573)
Effect of exchange rate changes on cash	290	775

Cash flows used for continuing operations	(20,272)	(12,013)
Cash flows of discontinued operations:
Operating cash flows	—	204

Net decrease in cash	(20,272)	(11,809)
Cash at beginning of the period	65,535	36,244

Cash at end of the period	$45,263	$24,435

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table amounts in thousands, except per share data)

1.	Nature of Operations and Financial Statement Presentation

Nature of Operations

Agilysys, Inc. and its subsidiaries (the “Company”) provide innovative information technology (“IT”) solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality, and technology solutions. The Company operates extensively in North America with additional sales and support offices in the United Kingdom and Asia.

The Company operates in three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). Additional information regarding the Company’s reportable business segments is described in Note 13 to Condensed Consolidated Financial Statements.

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

The Condensed Consolidated Balance Sheet as of December 31, 2010, as well as the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 31, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2010 and 2009, have been prepared by the Company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Except as discussed below, such adjustments were of a normal recurring nature. Further, the Company has evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

These unaudited interim financial statements of the Company should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on June 10, 2010.

The Company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Accordingly, the results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Benefit Plans

The Company maintains a profit-sharing and 401(k) plan for employees meeting certain service requirements. The Company also provides a non-qualified benefit equalization plan (“BEP”) for management and certain highly compensated employees, which provides for employee deferrals that would otherwise be permitted but for the limits related to the Company’s 401(k) plan imposed by income tax regulations. Effective September 7, 2009, the Company suspended employer matching contributions to the Company’s 401(k) plan and BEP, as part of cost reduction initiatives implemented during the second quarter of fiscal 2010. The Company resumed making matching contributions to these defined contribution retirement plans effective January 1, 2011. Subsequently, on January 27, 2011, the Company terminated the BEP, effective as of March 31, 2011, as part of further cost reduction initiatives.

Credit Facility

The Company maintains a $50.0 million asset based revolving credit agreement (“Credit Facility”) with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and will mature on May 5, 2012. Except for letters of credit, the Company had no amounts outstanding under the Credit Facility as of December 31, 2010 and $49.9 million was available for future borrowings. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2010 and through the date of the filing of this Quarterly Report. However, at December 31, 2010, the Company was and still would be limited to borrowing no more than $34.9 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility.

Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC. Except as discussed in the Company’s fiscal 2010 Annual Report, there were no changes to the Credit Facility since it was executed on May 5, 2009.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding fair value measurements. This guidance requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances, and settlements of assets and liabilities within Level 3 of the fair value hierarchy (see Note 14 to Condensed Consolidated Financial Statements for definitions of the fair value hierarchy levels). In addition, this guidance requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. On April 1, 2010, the Company adopted the required provisions of this guidance (see Note 14 to Condensed Consolidated Financial Statements). The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements (e.g., hardware with services), which is effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations, cash flows, or related disclosures.

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

Proposed Accounting Standards

In August 2010, the FASB issued proposed authoritative guidance on lease accounting. This proposal effectively eliminates off-balance sheet accounting for all leases by eliminating the concepts of capital and operating leases. This proposed guidance would require all leased assets and lease obligations to be recognized in financial statements. In addition, expense recognition will be accelerated under the proposed guidance because straight-line rent expense will be replaced by amortization and interest expense. Comments on the proposed guidance were due by December 15, 2010 and the FASB held public roundtable discussions on this topic during December 2010 and January 2011. Final authoritative guidance is expected to be issued during the Company’s fiscal 2012 first quarter. There is currently no specified effective date for the proposal. The Company is currently in the process of identifying the anticipated impact this proposed guidance would have on its future financial position, results of operations, cash flows, and related disclosures.

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

Triangle Hospitality Solutions Limited

As previously disclosed, on April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. In the third quarter of fiscal 2009, a purchase price adjustment to increase goodwill by $0.4 million was recorded. In the first quarter of fiscal 2010, the Company completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase to goodwill of $0.1 million, net of currency translation adjustments. At December 31, 2010, the goodwill attributed to the Triangle acquisition was $3.0 million. Goodwill resulting from the Triangle acquisition is deductible for income tax purposes.

4.	Discontinued Operations

China and Hong Kong Operations

As previously disclosed, in July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. In January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The discontinued operations presented on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2009 consisted of income of $3,000 and a loss of $38,000, respectively, both net of taxes of zero, from the remaining operations of TSG’s Hong Kong operations. Additional information with respect to the Company’s discontinued operations is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

5.	Comprehensive Loss

Comprehensive loss is the total of net (loss) income as currently reported under GAAP plus other comprehensive (loss) income. Other comprehensive (loss) income considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive loss for the three and nine months ended December 31, 2010 and 2009 are as follows:

	Foreign currency translation adjustment	Unamortized net actuarial losses and prior service costs	Accumulated other comprehensive loss	Comprehensive (loss) income
Balance at April 1, 2010	$(664)	$(656)	$(1,320)
Change during the three months ended June 30, 2010	(204)	57	(147)	(147)

Balance at June 30, 2010	$(868)	$(599)	$(1,467)
Net loss for the three months ended June 30, 2010				(10,252)
Change during the three months ended September 30, 2010	235	3	238	238

Balance at September 30, 2010	$(633)	$(596)	$(1,229)
Net loss for the three months ended September 30, 2010				(2,214)
Change during the three months ended December 31, 2010	213	1	214	214

Balance at December 31, 2010	$(420)	$(595)	$(1,015)
Net income for the three months ended December 31, 2010				1,998

Total comprehensive loss for the nine months ended December 31, 2010				$(10,163)

	Foreign currency translation adjustment	Unrealized loss on securities	Unamortized net actuarial losses and prior service costs	Accumulated other comprehensive loss	Comprehensive income (loss)
Balance at April 1, 2009	$(1,984)	$(91)	$(815)	$(2,890)
Change during the three months ended June 30, 2009	731	—	—	731	731

Balance at June 30, 2009	$(1,253)	$(91)	$(815)	$(2,159)
Net loss for the three months ended June 30, 2009					(12,396)
Change during the three months ended September 30, 2009	362	91	—	453	453

Balance at September 30, 2009	$(891)	$—	$(815)	$(1,706)
Net income for the three months ended September 30, 2009					2,836
Change during the three months ended December 31, 2009	224	—	(65)	159	159

Balance at December 31, 2009	$(667)	$—	$(880)	$(1,547)
Net income for the three months ended December 31, 2009					13,607

Total comprehensive loss for the nine months ended December 31, 2009					$5,390

6.	Restructuring Charges

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

The Company recorded $0.4 million in additional non-cash restructuring charges during the first nine months of fiscal 2011, primarily comprised of settlement costs incurred in the first quarter of fiscal 2011 related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and ongoing facility lease obligations. During the first nine months of fiscal 2010, the Company recorded $0.7 million in additional non-cash restructuring charges, primarily comprised of settlement costs incurred in the third quarter of fiscal 2010 related to the payment of obligations to two former executives under the Company’s SERP. The additional restructuring charges recorded in fiscal 2011 and fiscal 2010 related to the previously disclosed restructuring actions taken in fiscal 2009.

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

The following table presents a reconciliation of the beginning and ending balances of the Company’s restructuring liabilities:

	Severance and other employment costs	Facilities	SERP	Total
Balance at April 1, 2010	$1,289	$649	$—	$1,938
Additions	—	(5)	383	378
Accretion of lease obligations	—	15	—	15
Settlement of benefit plan obligations	—	—	(383)	(383)
Payments	(368)	(60)	—	(428)

Balance at June 30, 2010	921	599	—	1,520
Additions	—	(5)	—	(5)
Accretion of lease obligations	—	15	—	15
Payments	(370)	(59)	—	(429)

Balance at September 30, 2010	551	550	—	1,101
Additions	—	(11)	—	(11)
Accretion of lease obligations	—	14	—	14
Payments	(166)	(53)	—	(219)

Balance at December 31, 2010	$385	$500	$—	$885

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $0.9 million liability at December 31, 2010, $0.1 million of severance and other employment costs are expected to be paid during fiscal 2011 and $0.3 million is expected to be paid during fiscal 2012. Approximately $66,000 is expected to be paid during the remainder of fiscal 2011 for ongoing facility lease obligations. Facility lease obligations are expected to continue through fiscal 2014.

7.	Stock Based Compensation

The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant stock options, stock appreciation rights, restricted shares, restricted share units, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units, and performance shares that may be granted under the 2006 Plan is 1.6 million. The aggregate number of shares underlying all awards granted under the 2006 Plan in any two consecutive fiscal year period may not exceed 1.6 million shares plus the aggregate number of shares underlying awards previously cancelled, terminated, or forfeited. The exercise price of stock option awards must be set at least equal to the closing market price of the Company’s common shares on the date of grant. The maximum term of stock option awards is 10 years from the date of grant. Stock option awards vest over a period established by the Compensation Committee of the Board of Directors. Stock appreciation rights may be granted in conjunction with, or independently from, a stock option granted under the 2006 Plan. Stock appreciation rights, granted in connection with a stock option, are exercisable only to the extent that the stock option to which it relates is exercisable and the stock appreciation rights terminate upon the termination or exercise of the related stock option. The maximum term of stock appreciation rights awards is 10 years. Restricted shares, restricted share units, and performance shares may be issued at no cost or, at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Subject to individual award agreements, restricted shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards. As of December 31, 2010, there were no restricted share units awarded from the 2006 Plan.

Stock Options

The following table summarizes the activity for the nine months ended December 31, 2010 and 2009 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Nine months ended December 31
	2010		2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at April 1	1,985,000	$11.63	2,134,665	$11.61
Granted	—	—	—	—
Exercised	(45,000)	2.51	(13,333)	2.51
Cancelled/expired	(12,499)	13.12	(106,331)	14.35
Forfeited	—	—	—	—

Outstanding at December 31	1,927,501	$11.83	2,015,001	$11.52

Options exercisable at December 31	1,927,501	$11.83	1,496,654	$13.44

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for stock options during the three and nine months ended December 31, 2010 was zero and $0.3 million, respectively. Compensation expense recorded for stock options during the three and nine months ended December 31, 2009 was $0.2 million and $0.4 million, respectively. The compensation expense recorded in the first nine months of fiscal 2011 included $0.2 million for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching 20% ownership in the Company during the first quarter of fiscal 2011. As a result, the Company does not have any remaining unrecognized stock based compensation expense related to non-vested stock options.

The following table summarizes the status of stock options outstanding at December 31, 2010:

	Options outstanding and exercisable
Exercise price range	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
$2.19 – $8.29	446,667	$2.57	7.92
$8.30 – $9.95	253,500	9.34	4.72
$9.96 – $11.61	30,000	11.17	0.56
$11.62 – $13.26	47,500	12.85	1.58
$13.27 – $14.92	303,000	13.81	3.52
$14.93 – $16.58	708,834	15.66	5.34
$16.59 – $22.21	138,000	22.21	5.71

	1,927,501	$11.83	5.43

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company. The following table summarizes the activity during the nine months ended December 31, 2010 and 2009 for SSARs awarded by the Company under the 2006 Plan:

	Nine months ended December 31
	2010		2009
	Number of rights	Weighted average exercise price	Number of rights	Weighted average exercise price
Outstanding at April 1	505,150	$6.92	—	$—
Granted	952,400	6.26	531,150	6.87
Exercised	(16,499)	6.29	—	—
Cancelled/expired	(833)	6.83	—	—
Forfeited	(60,734)	6.36	(4,000)	6.83

Outstanding at December 31	1,379,484	$6.49	527,150	$6.87

SSARs exercisable at December 31	139,347	$6.79	—	$—

A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first nine months of fiscal 2011.

The following table summarizes the status of SSARs outstanding at December 31, 2010:

Exercise price range	Number SSARs outstanding	Number SSARs exercisable	Remaining contractual life (in years)
$4.62	8,000	—	5.48
$4.71	8,000	2,666	5.59
$6.20	857,400	—	6.31
$6.83	421,084	136,681	5.18
$7.30	50,000	—	6.80
$9.35	35,000	—	8.97

	1,379,484	139,347	6.05

Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for SSARs was $0.6 million and $0.2 million for the three months ended December 31, 2010 and 2009, respectively. Compensation expense recorded for SSARs was $1.6 million and $0.6 million for the nine months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, total unrecognized stock based compensation expense related to non-vested SSARs was $2.7 million, which is expected to be recognized over the vesting period, which is a weighted-average period of 28 months.

The fair market value of each SSAR granted is estimated on the grant date using the Black-Scholes-Merton option pricing model. The following assumptions were made in estimating fair value of the SSARs granted during the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31
	2010	2009
Dividend yield	0%	0% – 1.57%
Risk-free interest rate	0.96% – 1.94%	1.81% – 3.23%
Expected life (years)	4.5	4.5 – 7.0
Expected volatility	76.66% – 81.92%	65.43% – 69.83%

On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected life. The expected life reflects employee-specific future exercise expectations and historical exercise patterns, as appropriate. The expected volatility is based on historical volatility of the Company’s common shares. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The fair market value of SSARs granted during the nine months ended December 31, 2010 was as follows:

Grant Date	Number of SSARs Awarded	Fair Value
June 7, 2010	902,400	$3.92
October 18, 2010	50,000	$4.33

Restricted Shares

The Company granted shares to certain of its Directors and executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2010 and 2009 for restricted shares awarded by the Company:

	Nine months ended December 31
	2010	2009
Outstanding at April 1	25,000	12,000
Granted	120,321	112,557
Vested	—	—
Forfeited	—	—

Outstanding at December 31	145,321	124,557

Compensation expense related to restricted share awards is recognized over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations for restricted share awards was $0.2 million and $0.3 million for the three months ended December 31, 2010 and 2009, respectively. Compensation expense recorded for restricted share awards was $0.5 million for each of the nine months ended December 31, 2010 and 2009. As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to restricted share awards, which is expected to be recognized over a weighted-average period of 32 months. The Company does not include restricted shares in the calculation of earnings per share until they are earned.

The fair market value of restricted shares is determined based on the closing price of the Company’s common shares on the grant date.

Performance Shares

The Company granted shares to certain of its executives under the 2006 Plan, the earning of which was contingent upon meeting various company-wide performance goals as of March 31, 2010. The earned performance shares vest over three years. The fair value of the performance share grant was determined based on the closing market price of the Company’s common shares on the grant date and assumed that performance goals would be met at target. Once attaining the performance goals becomes probable, compensation expense is recognized on a straight-line basis over the vesting period. If such goals are not met, no compensation cost will be recognized and any compensation cost previously recognized during the vesting period will be reversed. The Company does not include performance shares in the calculation of earnings per share until they are vested.

The net compensation expense was recorded within “Selling, general and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations. Compensation expense related to performance shares was $0.1 million for each of the three months ended December 31, 2010 and 2009. Compensation expense related to performance share awards was $0.2 million for each of the nine months ended December 31, 2010 and 2009. No performance shares were granted during the first nine months of fiscal 2011. As of December 31, 2010, there was $0.2 million in unrecognized compensation cost related to the May 22, 2009 performance share awards, the vesting of which is solely based on service requirements. This unrecognized compensation cost is expected to be recognized over the weighted-average vesting period of 15 months.

The following table summarizes the activity during the nine months ended December 31, 2010 and 2009 for performance shares awarded by the Company under the 2006 Plan:

	Nine months ended December 31
	2010	2009
Outstanding at April 1	160,548	40,000
Granted	—	306,500
Vested	(52,980)	—
Forfeited	(7,099)	—

Outstanding at December 31	100,469	346,500

8.	Income Taxes

The effective tax rates from continuing operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Effective income tax rate	(5.8)%	(3.1)%	(73.6)%	12.7%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the third quarter and first nine months of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error during the first quarter of fiscal 2011, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Other items effecting the rate include foreign and state taxes and discrete items related to a decrease in federal taxes and a net increase to unrecognized tax benefits. For the third quarter and first nine months of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes in the valuation allowance. Other items effecting the rate in the prior year include state tax expense as well as discrete items related to foreign refund claims, and, to a lesser extent, an increase to unrecognized tax benefits.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.6 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. The Company is routinely audited and is currently under examination by the Internal Revenue Service (“IRS”) for the tax years ended March 31, 2009, 2008, and 2007 and by the Canada Revenue Agency (“CRA”) for the tax years ended March 31, 2005 and 2004. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

9.	Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations - basic and diluted	$1,998	$13,604	$(10,468)	$4,085
Income (loss) from discontinued operations - basic and diluted	—	3	—	(38)

Net (loss) income - basic and diluted	$1,998	$13,607	$(10,468)	$4,047

Denominator:
Weighted average shares outstanding - basic	22,753	22,625	22,751	22,626
Effect of dilutive securities:
Share-based compensation awards	801	546	—	384

Weighted average shares outstanding - diluted	23,554	23,171	22,751	23,010

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.09	$0.60	$(0.46)	$0.18
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per basic share	$0.09	$0.60	$(0.46)	$0.18

Income (loss) income per share - diluted:
Income (loss) from continuing operations	$0.08	$0.59	$(0.46)	$0.18
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per diluted share	$0.08	$0.59	$(0.46)	$0.18

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 246,391 and 471,498 of restricted shares and performance shares (including reinvested dividends) at December 31, 2010 and 2009, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings (loss) per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive to the loss per share. Therefore, for the nine months ended December 31, 2010, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For each of the three and nine months ended December 31, 2010, stock options and SSARs on 2.8 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For the three and nine months ended December 31, 2009, stock options and SSARs on 2.0 million common shares and 2.1 million common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

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

As of December 31, 2010, the Company’s expected to reach its minimum purchase commitments from a vendor of $330.0 million per year through fiscal 2012, which were disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

11.	Investment in Magirus – Sold in November 2008

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

On April 1, 2008, the Company began to account for its investment in Magirus using the cost method, rather than the equity method of accounting. The Company changed to the cost method because management did not have the ability to exercise significant influence over Magirus, which is one of the requirements contained in the accounting literature that is necessary in order to account for an investment in common stock under the equity method of accounting.

Because of the Company’s inability to obtain and include audited financial statements of Magirus for the fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC previously stated that it will not permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X, except for the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D.

12.	Additional Balance Sheet Information

Additional information related to the Company’s Condensed Consolidated Balance Sheets is as follows:

	December 31, 2010	March 31, 2010
Other non-current assets:
Company-owned life insurance policies	$14,772	$15,904
Marketable securities	2,108	21
Other	1,476	2,250

Total	$18,356	$18,175

Accrued liabilities:
Salaries, wages, and related benefits	$8,964	$8,248
SERP obligations	2,555	2,504
Other employee benefit obligations	—	35
Restructuring liabilities	584	1,206
Other taxes payable	10,064	2,649
Other	2,587	2,541

Total	$24,754	$17,183

Other non-current liabilities:
BEP obligations	$5,387	$4,705
SERP obligations	4,030	5,908
Other employee benefit obligations	419	419
Income taxes payable	5,208	5,879
Restructuring liabilities	301	732
Capital lease obligations	890	384
Other	1,545	1,611

Total	$17,780	$19,638

Other non-current assets in the table above include the cash surrender value of certain Company-owned life insurance policies. These policies are presented net of policy loans and are maintained in a Rabbi Trust to informally fund the Company’s employee benefit plan obligations included within “Accrued liabilities” and “Other non-current liabilities” in the table above. The Company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in “Other income, net” within the accompanying Condensed Consolidated Statements of Operations.

During the quarter ended December 31, 2010, the Company surrendered certain policies that had outstanding loans against them. The net cash surrender value of these policies was approximately $2.1 million and the proceeds from the surrender of these policies were transferred into marketable securities (i.e., a money market mutual fund) that are also maintained in the Rabbi Trust. Since the policies were adjusted to their net cash surrender value at the end of each reporting period, the surrender transaction did not result in the Company recording a gain or loss in the accompanying Condensed Consolidated Statements of Operations. Additional information with respect to the Company-owned life insurance policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

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

Beginning in the first quarter of fiscal 2011, the Company allocated certain general and administrative costs related to the accounts receivable and collections, accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period results have been adjusted to conform to the current period reporting presentation.

HSG is a leading technology provider to the hospitality industry, offering hardware, application software, and services that streamline management of operations, property, and inventory for customers in the gaming, hotel and resort, cruise lines, food management services, and sports and entertainment markets.

RSG is a leader in designing solutions for retailers to improve productivity, operational efficiency, technology utilization, customer satisfaction, and in-store profitability, and to provide retail customers with an enhanced shopping experience. RSG provides mobility and wireless, customized pricing, and inventory solutions, and customer relationship management systems. RSG also provides implementation plans and supplies the hardware package required to operate the systems, including servers, receipt printers, point-of-sale terminals, and wireless devices for in-store use by retail store associates.

TSG is a leading provider of IBM, HP, Oracle, EMC2, Hitachi Data Systems, and NetApp enterprise IT solutions for the complex data center needs of customers in a variety of industries – including finance, government, healthcare, telecommunications, and education, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity. In fiscal 2011, along with the implementation of a new Oracle ERP system, the Company re-configured its former IBM, HP, and Sun reporting units into IBM, East, West, and Service Providers (which is primarily comprised of sales to telecommunications and cable company service providers) reporting units. This change does not have an impact on TSG’s prior period operating results. The TSG reportable business segment is an aggregation of the Company’s IBM, East, West, and Service Providers reporting units due to the similarity of their economic and operating characteristics.

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

Customer Concentration

Verizon Communications, Inc. accounted for 39.1% and 41.8% of TSG’s total revenues, and 28.5% and 30.2% of total Company revenues for the three months ended December 31, 2010 and 2009, respectively. Verizon Communications, Inc. accounted for 34.1% and 42.4% of TSG’s total revenues, and 24.2% and 29.9% of total Company revenues for the nine months ended December 31, 2010 and 2009, respectively.

Segment Operating Results

The following table presents segment profit and related information for each of the Company’s reportable segments. Please refer to Note 6 to Condensed Consolidated Financial Statements for further information on the Corporate/Other restructuring charges.

	Reportable segments			Corporate/ Other	Consolidated
	HSG	RSG	TSG

Three months ended December 31, 2010
Total revenue	$24,343	$34,457	$158,325	$—	$217,125
Elimination of intersegment revenue	(3)	(124)	—	—	(127)

Revenue from external customers	$24,340	$34,333	$158,325	$—	$216,998

Gross margin	$13,345	$5,795	$27,575	$—	$46,715
Gross margin percentage	54.8%	16.9%	17.4%		21.5%

Operating income (loss)	$1,955	$1,042	$6,987	$(8,122)	$1,862
Other income, net	—	—	—	321	321
Interest expense, net	—	—	—	(295)	(295)

Income (loss) from continuing operations before income taxes	$1,955	$1,042	$6,987	$(8,096)	$1,888

Other information:
Capital expenditures	$1,155	$66	$869	$(36)	$2,054

Non-cash charges:
Depreciation and amortization (1)	$1,045	$84	$1,046	$1,334	$3,509
Restructuring charges	—	—	—	3	3

Total	$1,045	$84	$1,046	$1,337	$3,512

Three months ended December 31, 2009
Total revenue	$22,537	$37,427	$155,897	$—	$215,861
Elimination of intersegment revenue	(39)	(43)	(29)	—	(111)

Revenue from external customers	$22,498	$37,384	$155,868	$—	$215,750

Gross margin	$14,311	$7,415	$28,250	$—	$49,976
Gross margin percentage	63.6%	19.8%	18.1%		23.2%

Operating income (loss)	$3,842	$2,694	$7,903	$(5,879)	$8,560
Other income, net	—	—	—	4,893	4,893
Interest expense, net	—	—	—	(259)	(259)

Income (loss) from continuing operations before income taxes	$3,842	$2,694	$7,903	$(1,245)	$13,194

Other information:
Capital expenditures	$1,454	$24	$32	$2,239	$3,749

Non-cash charges:
Depreciation and amortization (1)	$1,081	$49	$811	$1,201	$3,142
Asset impairment charges	90	—	—	148	238
Restructuring charges	—	—	—	677	677

Total	$1,171	$49	$811	$2,026	$4,057

(1)	Does not include the amortization of deferred financing fees totaling $131,000 and $126,000 for the three months ended December 31, 2010 and 2009, respectively, which related to Corporate/Other.

	Reportable segments			Corporate/ Other	Consolidated
	HSG	RSG	TSG

Nine months ended December 31, 2010
Total revenue	$68,025	$87,132	$376,907	$—	$532,064
Elimination of intersegment revenue	(66)	(305)	—	—	(371)

Revenue from external customers	$67,959	$86,827	$376,907	$—	$531,693

Gross margin	$38,848	$17,012	$65,506	$—	$121,366
Gross margin percentage	57.2%	19.6%	17.4%		22.8%

Operating income (loss)	$4,408	$3,889	$9,552	$(25,336)	$(7,487)
Other income, net	—	—	—	2,277	2,277
Interest expense, net	—	—	—	(819)	(819)

Income (loss) from continuing operations before income taxes	$4,408	$3,889	$9,552	$(23,878)	$(6,029)

Other information:
Capital expenditures	$2,511	$622	$869	$1,668	$5,670

Non-cash charges:
Depreciation and amortization (2)	$3,206	$246	$2,552	$4,216	$10,220
Asset impairment charges	59	—	—	—	59
Restructuring charges	—	—	—	406	406

Total	$3,265	$246	$2,552	$4,622	$10,685

Nine months ended December 31, 2009
Total revenue	$62,048	$85,133	$351,592	$—	$498,773
Elimination of intersegment revenue	(173)	(64)	(64)	—	(301)

Revenue from external customers	$61,875	$85,069	$351,528	$—	$498,472

Gross margin	$38,089	$17,485	$70,888	$(762)	$125,700
Gross margin percentage	61.6%	20.6%	20.2%		25.2%

Operating income (loss)	$5,446	$5,022	$10,938	$(22,030)	$(624)
Other income, net	—	—	—	5,963	5,963
Interest expense, net	—	—	—	(661)	(661)

Income (loss) from continuing operations before income taxes	$5,446	$5,022	$10,938	$(16,728)	$4,678

Other information:
Capital expenditures	$3,653	$31	$62	$5,926	$9,672

Non-cash charges:
Depreciation and amortization (2)	$3,308	$143	$5,579	$3,610	$12,640
Asset impairment charges	90	—	—	148	238
Restructuring charges	—	—	—	745	745

Total	$3,398	$143	$5,579	$4,503	$13,623

(2)	Does not include the amortization of deferred financing fees totaling $393,000 and $346,000 for the nine months ended December 31, 2010 and 2009, respectively, which related to Corporate/Other.

Enterprise-Wide Disclosures

The Company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for less than 5% of total revenues for each of the three- and nine-month periods ended December 31, 2010 and approximately 6% and 5% of total revenues for the three and nine months ended December 31, 2009, respectively. Total revenues for the Company’s three specific product offerings are as follows:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Hardware	$152,478	$155,900	$363,060	$350,134
Software	27,424	25,559	70,482	58,616
Services	37,096	34,291	98,151	89,722

Total	$216,998	$215,750	$531,693	$498,472

14.	Fair Value Measurements

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

There were no significant transfers between Levels 1, 2, and 3 during the three- and nine-month periods ended December 31, 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of December 31, 2010	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)

Assets:
Available for sale marketable securities	$2,108	$2,108
Company-owned life insurance	14,772			$14,772

Liabilities:
BEP	$5,387		$5,387

	Fair value measurement used
	Recorded value as of March 31, 2010	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)

Assets:
Available for sale marketable securities	$21	$21
Company-owned life insurance - current	191			$191
Company-owned life insurance - non-current	15,904			15,904

Liabilities:
BEP	$4,705		$4,705

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31
	2010	2009
Company-owned life insurance:
Balance on April 1	$16,095	$26,172
Realized gains/(losses)	2,065	—
Unrealized (losses)/gains relating to instruments still held at the reporting date	(247)	671
Purchases, sales, issuances, and settlements (net)	(3,141)	(11,073)

Balance on December 31	$14,772	$15,770

Realized gains represent the amounts recognized during the first quarter and third quarter of fiscal 2011 on the redemption of certain Company-owned life insurance policies and are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. Unrealized losses related to the Company-owned life insurance policies are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations.

As discussed in Note 12 to Condensed Consolidated Financial Statements, during the third quarter of fiscal 2011, the Company surrendered certain Company-owned life insurance policies that had outstanding loans against them. The net cash surrender value of these policies was approximately $2.1 million and the proceeds from the surrender of these policies were used to purchase additional marketable securities (i.e., a money market mutual fund) that are also maintained in a Rabbi Trust. Since these policies were adjusted to their net cash surrender value at the end of each reporting period, the surrender transaction did not result in the Company recording a gain or loss in the accompanying Condensed Consolidated Statements of Operations.

The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of December 31, 2010	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)

Assets:
Goodwill	$50,522			$50,522
Intangible assets	30,435			30,435

Liabilities:
SERP obligations - current	$2,555			$2,555
SERP obligations - non-current	4,030			4,030
Other employee benefit plans obligations	419			419
Restructuring liabilities - current	584			584
Restructuring liabilities - non-current	301			301

	Fair value measurement used
	Recorded value as of March 31, 2010	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)

Assets:
Goodwill	$50,418			$50,418
Intangible assets	32,510			32,510

Liabilities:
SERP obligations - current	$2,504			$2,504
SERP obligations - non-current	5,908			5,908
Other employee benefit plans obligations - current	35			35
Other employee benefit plans obligations - non-current	419			419
Restructuring liabilities - current	1,206			1,206
Restructuring liabilities - non-current	732			732

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

The Company’s restructuring liabilities primarily consist of one-time termination benefits to former employees and ongoing costs related to long-term operating lease obligations. The recorded value of the termination benefits to employees is adjusted to the expected remaining obligation for each period based on the arrangements made with the former employees. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of sublease income plus interest, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit-adjusted, risk-free rate that was used to measure the restructuring liabilities initially.

The inputs used to value the Company’s goodwill, intangible assets, SERP obligations, other employee benefit plans obligations, and restructuring liabilities are not observable in the market and, therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31, 2010
	Goodwill	Intangible assets	SERP obligations	Other benefit plans obligations	Restructuring liabilities

Balance on April 1	$50,418	$32,510	$8,412	$454	$1,938
Realized losses	—	(59)	(383)	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	104	—	(595)	—	—
Purchases, sales, issuances, and settlements (net)	—	(2,016)	(849)	(35)	(1,053)

Balance on December 31	$50,522	$30,435	$6,585	$419	$885

	Nine months ended December 31, 2009
	Goodwill	Intangible assets	SERP obligations	Other benefit plans obligations	Restructuring liabilities

Balance on April 1	$50,382	$36,659	$18,285	$1,109	$9,927
Realized gains/(losses)	—	—	—	—	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	590	—	(880)	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(3,942)	(8,763)	(1,010)	(6,818)

Balance on December 31	$50,612	$32,717	$8,642	$99	$3,109

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

Introduction

Agilysys is a leading provider of innovative information technology (“IT”) solutions to corporate and public-sector customers, with special expertise in select markets, including hospitality and retail. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated IT data center and point-of-sale needs. The Company possesses data center expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity. Agilysys’ point-of-sale solutions include: proprietary property management, inventory and procurement, point-of-sale, and document management software, proprietary services including expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenue is recurring from software support and hardware maintenance agreements. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has three reportable segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). See Note 13 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.

The primary objective of the Company’s ongoing strategic planning process is to create shareholder value by exploiting growth opportunities and strengthening its competitive position within the specific technology solutions and in the wider markets that it competes. The plan builds on the Company’s existing strengths and targets growth driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:

•	Growing sales of its proprietary offerings, both software and services;

•	Diversifying its customer base across geographies and industries;

•	Capitalizing on the Company’s intellectual property and emerging technology trends; and

•	Leveraging the Company’s investment in Oracle Enterprise Resource Planning (“ERP”) software for its North American operations to further improve operating efficiencies and reduce costs.

Revenues – Defined

As required by the SEC, the Company separately presents revenues earned as either product revenues or services revenues in its Condensed Consolidated Statements of Operations. In addition to the SEC requirements, the Company may, at times, also refer to revenues as defined below. The terminology, definitions, and applications of terms the Company uses to describe its revenues may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. The Company uses the following terms to describe revenues:

•	Revenues – The Company presents revenues net of sales returns and allowances.

•	Product revenues – The Company defines product revenues as revenues earned from the sales of hardware equipment and proprietary and remarketed software.

•	Services revenues – The Company defines services revenues as revenues earned from the sales of proprietary and remarketed services and support.

General Company Overview

Total net sales rose $33.2 million or 6.7% in the nine months ended December 31, 2010 compared with the nine months ended December 31, 2009, as a result of increased sales volumes across all the Company’s product and services offerings, most significantly for HSG and TSG. The prior year net sales were adversely impacted by a general decrease in IT spending activity within the markets the Company serves as a result of weak macroeconomic and financial market conditions.

While the Company’s revenues have shown improvement in the first nine months of fiscal 2011 compared with the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. The Company continues to believe that it is well-positioned to capitalize on future increases in IT spending, which will allow for the further leveraging of its business model and earnings growth.

Gross margin as a percentage of sales decreased 240 basis points to 22.8% for the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010, primarily due to lower product gross margins, which affected hardware and software, as a result of lower vendor rebates and increased pricing pressure. The lower vendor rebates resulted from the change in the Sun direct rebate programs since their acquisition by Oracle.

Due to the gross margin pressure the Company experienced in the first nine months of fiscal 2011, management has begun to execute annualized cost savings of approximately $7.0 million in the fourth quarter of fiscal 2011, which include reductions in headcount and in professional fees, the majority of which will not be realized until fiscal 2012.

Matters Affecting Comparability

In July 2008, the Company decided to exit TSG’s portion of the Company’s China and Hong Kong businesses. HSG continues to operate throughout Asia. In January 2009, the Company sold its TSG China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million. For financial reporting purposes, the remaining prior period operating results of TSG’s Hong Kong business were classified within discontinued operations. Accordingly, the discussion and analysis presented below, including the comparison to prior periods, reflects the continuing business of Agilysys.

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

Customer Concentration

As discussed in Note 13 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 39.1% and 41.8% of TSG’s total revenues, and 28.5% and 30.2% of total Company revenues for the three months ended December 31, 2010 and 2009, respectively, as well as, 34.1% and 42.4% of TSG’s total revenues, and 24.2% and 29.9% of total Company revenues for the nine months ended December 31, 2010 and 2009, respectively.

Results of Operations – Third Fiscal 2011 Quarter Compared to Third Fiscal 2010 Quarter

Net Sales and Operating Income (Loss)

The following table presents the Company’s consolidated revenues and operating results for the three months ended December 31, 2010 and 2009:

	Three months ended December 31		(Decrease) increase
(Dollars in thousands)	2010	2009	$	%
Net Sales:
Product	$179,902	$181,459	$(1,557)	(0.9)%
Service	37,096	34,291	2,805	8.2%

Total	216,998	215,750	1,248	0.6%
Cost of goods sold:
Product	153,041	152,310	731	0.5%
Service	17,242	13,464	3,778	28.1%

Total	170,283	165,774	4,509	2.7%
Gross margin:
Product	26,861	29,149	(2,288)	(7.8)%
Service	19,854	20,827	(973)	(4.7)%

Total	46,715	49,976	(3,261)	(6.5)%
Gross margin percentage:
Product	14.9%	16.1%
Service	53.5%	60.7%

Total	21.5%	23.2%
Operating expenses:
Selling, general, and administrative expenses	44,850	40,501	4,349	10.7%
Asset impairment charges	—	238	(238)	nm
Restructuring charges	3	677	(674)	nm

Total	44,853	41,416	3,437	8.3%
Operating income:
Operating income	$1,862	$8,560	$(6,698)	(78.2)%
Operating income percentage	0.9%	4.0%

nm - not meaningful

The following table presents the Company’s operating results by business segment for the three months ended December 31, 2010 and 2009:

	Three months ended December 31		Increase (decrease)
(Dollars in thousands)	2010	2009	$	%
Hospitality
Total sales from external customers	$24,340	$22,498	$1,842	8.2%
Gross margin	$13,345	$14,311	$(966)	(6.8)%
	54.8%	63.6%
Operating income	$1,955	$3,842	$(1,887)	(49.1)%

Retail
Total sales from external customers	$34,333	$37,384	$(3,051)	(8.2)%
Gross margin	$5,795	$7,415	$(1,620)	(21.8)%
	16.9%	19.8%
Operating income	$1,042	$2,694	$(1,652)	(61.3)%

Technology
Total sales from external customers	$158,325	$155,868	$2,457	1.6%
Gross margin	$27,575	$28,250	$(675)	(2.4)%
	17.4%	18.1%
Operating income	$6,987	$7,903	$(916)	(11.6)%

Corporate and Other
Operating loss	$(8,122)	$(5,879)	$(2,243)	(38.2)%

Consolidated
Total sales from external customers	$216,998	$215,750	$1,248	0.6%
Gross margin	$46,715	$49,976	$(3,261)	(6.5)%
	21.5%	23.2%
Operating income	$1,862	$8,560	$(6,698)	(78.2)%

Net sales. The $1.2 million increase in net sales during the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was driven by higher software and services volumes, which increased $1.8 million and $2.8 million, respectively, in the third quarter of fiscal 2011 compared with the third quarter of the prior year. This growth was partially offset by a decrease in hardware revenues of $3.4 million for the same period. These revenue increases reflect a general improvement in customer demand, which benefited HSG and TSG, as well as increased success in bundling more remarketed software with TSG hardware sales in the current year.

HSG’s sales increased $1.8 million in the third quarter of fiscal 2011 compared with the same prior year period primarily as a result of increases in software and services revenues of $1.5 million and $0.6 million, respectively, which were partially offset by a decrease in hardware revenues of $0.3 million. The growth in HSG’s software and services revenues is attributable to higher volumes in the current year quarter, compared with the same prior year quarter. RSG’s sales decreased $3.1 million due to lower hardware and software revenues of $2.1 million and $1.1 million, respectively. This decline in RSG’s revenues was partially offset by an increase of $0.1 million in services revenues. The prior year quarter for RSG included a large hardware and software order that did not repeat in the current year quarter. TSG’s sales increased $2.5 million, as software, and services revenues grew $1.4 million and $2.0 million, respectively, in the third quarter of fiscal 2011 compared with the same prior year period due to higher volumes. This increase in TSG’s revenues was partially offset by a decrease of $0.9 million in hardware revenues.

Gross margin. The Company’s total gross margin percentage decreased to 21.5% for the quarter ended December 31, 2010 compared with 23.2% for the same prior year quarter, primarily due to lower product and services gross margins. The lower product gross margins reflect declines in hardware and software gross margins in the third quarter of the current year compared with the third quarter of the prior year. The lower hardware margins, and to a lesser extent, remarketed software gross margins resulted from lower vendor rebates earned in the current year quarter due to the change in the Sun direct rebate programs since their acquisition by Oracle, as well as, more competitive pricing. Services gross margins decreased 720 basis points in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 primarily due to lower proprietary services.

The decrease of 880 basis points in HSG’s gross margin percentage was primarily attributable to lower product and services gross margins. The decline in HSG’s product gross margins is due to lower hardware gross margins, while the decline in HSG’s services gross margins is due to lower proprietary services gross margins. RSG’s gross margin percentage for the quarter ended December 31, 2010 decreased 290 basis points compared with the same prior year quarter due to lower services gross margins. The decline in RSG’s services gross margins is due to lower proprietary services gross margins. TSG’s gross margin percentage decreased 70 basis points in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. The decline in TSG’s gross margin percentage was driven by lower product gross margins, which were affected by declines in both hardware and remarketed software gross margins, as a result of the reduction in vendor rebates in the current year quarter compared with the prior year quarter.

Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses increased $4.3 million, or 10.7%, during the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. During the third quarter of fiscal 2011, the Company expensed maintenance costs of $1.1 million related to the development of HSG’s Guest 360™ software product (“Guest 360”) and $0.7 million related to the post-implementation efforts of the Oracle ERP system. During the prior year quarter the Company capitalized $1.3 million of costs related to the development Guest 360 and $1.7 million of costs related to the implementation of the Oracle ERP system for the Company’s North American operations. In addition, during the third quarter of the prior year, the Company applied $1.6 million of the total $3.9 million in proceeds received from the settlement of litigation with the former shareholders of CTS Corporation (“CTS”), a company that Agilysys purchased in May 2005, as a reimbursement of the attorney fees paid by the Company.

From a business segment perspective, SG&A expenses increased $1.0 million and $0.2 million in HSG and TSG, respectively. RSG SG&A expenses remained relatively flat during the current year quarter compared with the same prior year quarter. Corporate/Other SG&A expenses increased $3.1 million in the third quarter of the current year compared with the third quarter of the prior year. The increase in HSG’s expenses was primarily driven by higher compensation and benefits costs in the current year third quarter compared with the same prior year quarter. In the third quarter of fiscal 2011, HSG expensed maintenance costs of $1.1 million related to Guest 360, as this software product was released for general sale in June 2010. In the third quarter of the prior year, HSG capitalized $1.3 million related to the development of Guest 360. The higher costs in TSG primarily reflect higher professional fees during the current year quarter compared with the same prior year quarter. The increase in Corporate/Other SG&A expenses was due to higher professional fees of $0.7 million and higher software amortization expenses of $0.2 million related to the Company’s Oracle ERP system, which was implemented in April 2010. In addition, Corporate/Other SG&A expenses in the prior year were reduced as a result of the application of the $1.6 million received from the settlement of the CTS litigation towards attorney fees previously paid.

Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the three months ended December 31, 2009 primarily related to certain capitalized software assets that management determined were no longer being used by the business.

Restructuring charges. During the third quarter of fiscal 2011, the Company recorded insignificant additional restructuring charges primarily associated with ongoing lease obligations related to previously disclosed restructuring actions taken in fiscal 2009. During the third quarter of fiscal 2010, the Company recorded $0.6 million in additional restructuring charges, which were comprised of $0.8 million in non-cash settlement costs related to the payment of obligations to two former executives under the Company’s Supplemental Executive Retirement Plan (“SERP”), partially offset by a $0.2 million reduction in the obligation related to the former corporate headquarters in Boca Raton, Florida. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

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

Other (Income) Expenses

	Three months ended December 31		(Unfavorable) favorable
(Dollars in thousands)	2010	2009	$	%
Other (income) expenses:
Other income, net	$(321)	$(4,893)	$(4,572)	(93.4)%
Interest income	(21)	—	21	nm
Interest expense	316	259	(57)	(22.0)%

Total other (income) expenses, net	$(26)	$(4,634)	$(4,608)	(99.4)%

nm - not meaningful

Other (income) expenses, net. The $0.3 million of other income in the third quarter of fiscal 2011 primarily represents increases in the cash surrender value of Company-owned life insurance policies of $0.2 million, and gains recorded as a result of movements in foreign currencies of $0.1 million. During the third quarter of fiscal 2010, the Company received proceeds of $3.9 million to settle litigation with the shareholders of CTS and recorded $2.3 million of this amount, which represented the jury’s damages award, as other income. Other income in the prior year also includes a gain of $2.4 million related to a distribution from the Company’s investment in The Reserve Fund’s Primary Fund (the “Primary Fund”).

Interest income. Interest income remained relatively flat during the quarter ended December 31, 2010 compared with the same prior year quarter. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy in fiscal 2010 and fiscal 2011.

Interest expense. Interest expense consists of costs associated with the Company’s Credit Facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense remained relatively flat quarter-over-quarter.

Income Taxes

	Three months ended December 31
	2010	2009

Effective income tax rate	(5.8)%	(3.1)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the third quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include foreign and state taxes and discrete items related to a decrease in federal taxes and a net increase to unrecognized tax benefits. For the third quarter of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate in the prior year include state tax expense, as well as discrete items related to foreign refund claims, and, to a lesser extent, an increase to unrecognized tax benefits.

Results of Operations – First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010

Net Sales and Operating (Loss) Income

The following table presents the Company’s consolidated revenues and operating results for the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31		Increase (decrease)
(Dollars in thousands)	2010	2009	$	%
Net Sales:
Product	$433,542	$408,750	$24,792	6.1%
Service	98,151	89,722	8,429	9.4%

Total	531,693	498,472	33,221	6.7%
Cost of goods sold:
Product	367,052	333,644	33,408	10.0%
Service	43,275	39,128	4,147	10.6%

Total	410,327	372,772	37,555	10.1%
Gross margin:
Product	66,490	75,106	(8,616)	(11.5)%
Service	54,876	50,594	4,282	8.5%

Total	121,366	125,700	(4,334)	(3.4)%
Gross margin percentage:
Product	15.3%	18.4%
Service	55.9%	56.4%

Total	22.8%	25.2%
Operating expenses:
Selling, general, and administrative expenses	128,388	125,341	3,047	2.4%
Asset impairment charges	59	238	(179)	nm
Restructuring charges	406	745	(339)	(45.5)%

Total	128,853	126,324	2,529	2.0%
Operating loss:
Operating loss	$(7,487)	$(624)	$(6,863)	nm
Operating loss percentage	(1.4)%	(0.1)%

nm - not meaningful

The following table presents the Company’s operating results by business segment for the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31		Increase (decrease)
(Dollars in thousands)	2010	2009	$	%
Hospitality
Total sales from external customers	$67,959	$61,875	$6,084	9.8%
Gross margin	$38,848	$38,089	$759	2.0%
	57.2%	61.6%
Operating income	$4,408	$5,446	$(1,038)	(19.1)%

Retail
Total sales from external customers	$86,827	$85,069	$1,758	2.1%
Gross margin	$17,012	$17,485	$(473)	(2.7)%
	19.6%	20.6%
Operating income	$3,889	$5,022	$(1,133)	(22.6)%

Technology
Total sales from external customers	$376,907	$351,528	$25,379	7.2%
Gross margin	$65,506	$70,888	$(5,382)	(7.6)%
	17.4%	20.2%
Operating income	$9,552	$10,938	$(1,386)	(12.7)%

Corporate and Other
Gross margin	$—	$(762)	$762	100.0%
Operating loss	$(25,336)	$(22,030)	$(3,306)	(15.0)%

Consolidated
Total sales from external customers	$531,693	$498,472	$33,221	6.7%
Gross margin	$121,366	$125,700	$(4,334)	(3.4)%
	22.8%	25.2%
Operating loss	$(7,487)	$(624)	$(6,863)	(1099.8)%

Net sales. The $33.2 million increase in net sales during the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 was driven by higher volumes across all the Company’s products and services offerings, with increases of $12.9 million, $11.9 million, and $8.4 million in hardware, software, and services, respectively. These increases reflect a general improvement in customer demand and increased success in bundling more software with TSG hardware sales in the current year.

HSG’s sales increased $6.1 million in the first nine months of fiscal 2011 compared with the same prior year period due to increases in hardware, software, and services revenues of $1.1 million, $0.2 million, and $4.8 million, respectively. The increase in HSG’s services revenues is primarily as a result of improved proprietary services demand, particularly in the food services market. RSG sales increased $1.8 million due to increases of $1.8 million each in hardware and services revenues, partially offset by a $1.8 million decline in software revenues. The increases in RSG’s hardware and services revenues were attributable to higher volumes and improved pricing on hardware in the first nine months of the current year compared with the first nine months of the prior year. TSG’s revenues grew $25.4 million, driven by increases of $10.0 million, $13.5 million, and $1.9 million in hardware, software, and services revenues, respectively, in the first nine months of fiscal 2011 compared with the same prior year period due to higher volumes.

Gross margin. The Company’s total gross margin percentage declined to 22.8% for the nine months ended December 31, 2010 compared with 25.2% for the same prior year period, with product gross margins decreasing by 310 basis points and services gross margins decreasing slightly by 50 basis points. The lower product gross margins resulted from declines in hardware and software gross margins. The lower hardware margins, and to a lesser extent, remarketed software gross margins were due to lower vendor rebates and increased pricing pressure. The lower vendor rebates were due to the change in the Sun direct rebate programs since their acquisition by Oracle. Proprietary software gross margins for the nine months ended December 31, 2010 compared with the nine months ended December 31, 2009 were also unfavorably impacted by amortization expenses associated with HSG’s Guest 360 software, which was made available for sale in June 2010.

The decrease of 440 basis points in HSG’s gross margin percentage was primarily attributable to lower product and services gross margins. The decline in HSG’s product gross margins is due to lower proprietary software gross margins, while the decline in HSG’s services gross margins is due to lower proprietary services gross margins. HSG’s proprietary software gross margins were unfavorably impacted by amortization expenses of approximately $0.5 million associated with the Guest 360 software, which was made available for sale in June 2010. RSG’s gross margin percentage for the nine months ended December 31, 2010 decreased by 100 basis points compared with the same prior year period due to lower services gross margins, which resulted from a decline in proprietary services gross margins. TSG’s gross margin percentage decreased 280 basis points from the first nine months of fiscal 2010 compared with the first nine months of fiscal 2011. The decline in TSG’s gross margin percentage was driven by lower product gross margins, which were affected by declines in both hardware and software gross margins, as a result of the reduction in vendor rebates and competitive pricing in the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010.

Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses increased $3.0 million, or 2.4%, during the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010. This increase reflects that, during the first nine months of fiscal 2011, the Company expensed maintenance costs of $2.3 million related to HSG’s Guest 360 software product and $2.5 million related to the post-implementation efforts of the Oracle ERP system for the Company’s North American operations. During the same prior year period, the Company capitalized $3.2 million of costs related to the development of Guest 360 and $2.7 million related to the implementation of the Oracle ERP system. This increase in SG&A expenses in the current year period was partially offset by lower acquisition-related intangible asset amortization expense during the same period. In addition, in the prior year period, the Company applied $1.6 million of the total $3.9 million in proceeds received from the settlement of litigation with CTS as a reimbursement of the attorney fees paid by the Company.

From a business segment perspective, SG&A expenses increased $1.8 million and $0.6 million in HSG and RSG, respectively, offset by a $4.0 million decrease in TSG. Corporate/Other SG&A expenses increased $4.6 million in the first nine months of the current year compared with the first nine months of the prior year. The increase in HSG’s expenses was primarily driven by higher payroll related costs in the first nine months of the current year compared with the same prior year period. In the first nine months of fiscal 2011, HSG expensed maintenance costs of $2.3 million related to Guest 360, as this software product was released for general sale in June 2010. In the same prior year period, HSG capitalized $3.2 million of costs related to the development Guest 360. The higher costs in RSG primarily reflect higher incentive costs due to the higher sales volume in the current year. The decrease in TSG’s SG&A expenses was primarily driven by lower amortization expense for intangible assets, as customer and supplier relationship intangible assets associated with the Company’s acquisition of Innovative Systems Design, Inc. in fiscal 2008 were fully amortized as of June 30, 2009. The increase in Corporate/Other SG&A expenses was due to higher professional fees of $4.7 million, of which $2.5 million related to the post-implementation efforts of the Oracle ERP system, and higher software amortization expenses of $0.7 million also related to the Company’s Oracle ERP system, which was implemented in April 2010. These increases in Corporate/Other SG&A expenses were partially offset by a decrease of $0.8 million in payroll-related costs. In addition, Corporate/Other SG&A expenses in the prior year were reduced as a result of the application of the $1.6 million in proceeds received from the settlement of the CTS litigation as a reimbursement of the attorney fees paid by the Company.

Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the first nine months of fiscal 2011 related to certain capitalized intangible software assets that management determined were no longer being sold by the business. The asset impairment charges recorded during the first nine months of fiscal 2010 primarily related to certain capitalized software assets that management determined were no longer being used by the business.

Restructuring charges. The Company recorded a total of $0.4 million in additional restructuring charges during the first nine months of fiscal 2011, primarily comprised of non-cash settlement costs related to the payment of an obligation to a former executive under the Company’s SERP and other ongoing lease obligations. During the first nine months of fiscal 2010, the Company recorded $0.7 million in additional restructuring charges which were comprised of $0.8 million in non-cash settlement costs related to the payment of obligations to two former executives under the Company’s SERP, partially offset by a $0.1 million reduction in the obligation related to the former corporate headquarters in Boca Raton, Florida. The additional restructuring charges recorded in fiscal 2011 and fiscal 2010 related to the previously disclosed restructuring actions taken in fiscal 2009. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

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

Other (Income) Expenses

	Nine months ended December 31		(Unfavorable) favorable
(Dollars in thousands)	2010	2009	$	%
Other (income) expenses:
Other income, net	$(2,277)	$(5,963)	$(3,686)	(61.8)%
Interest income	(61)	(27)	34	125.9%
Interest expense	880	688	(192)	(27.9)%

Total other (income) expenses, net	$(1,458)	$(5,302)	$(3,844)	(72.5)%

Other (income) expenses, net. The $2.3 million of other income in the first nine months of fiscal 2011 primarily represents a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain Company-owned life insurance policies, gains recognized as a result of the movement of foreign currencies relative to the U.S. dollar of $0.3 million, and a gain of $0.1 million recorded for the proceeds received as a distribution of the Primary Fund investment. These proceeds were partially offset by decreases in the cash surrender value of Company-owned life insurance policies of $0.2 million. During the first nine months of fiscal 2010, the Company recorded $2.3 million, which represented the jury’s damages award from the CTS settlement, and gains on distributions from the Primary Fund totaling $2.5 million as other income. Other income recorded in the prior year also includes $0.7 million of increases in the cash surrender value of Company-owned life insurance policies and gains of $0.3 million as a result of movements in foreign currencies, particularly the Canadian dollar, relative to the U.S. dollar.

Interest income. Interest income remained flat during the nine months ended December 31, 2010 compared with the same prior year period. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy in fiscal 2010 and fiscal 2011.

Interest expense. Interest expense consists of costs associated with the Company’s Credit Facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense increased $0.2 million during the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010. The Company executed its current Credit Facility on May 5, 2009. Prior to that date, the Company did not have an active credit facility in place since January 20, 2009.

Income Taxes

	Nine months ended December 31
	2010	2009

Effective income tax rate	(73.6)%	12.7%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first nine months of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error during the first quarter of fiscal 2011, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Other items effecting the rate include foreign and state taxes and discrete items related to a decrease in federal taxes and a net increase to unrecognized tax benefits. For the first nine months of fiscal 2010, the effective tax rate for continuing operations was lower than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by changes to the valuation allowance. Other items effecting the rate in the prior year include state tax expense, as well as discrete items related to foreign refund claims, and, to a lesser extent, an increase to unrecognized tax benefits.

Business Combination

Triangle Hospitality Solutions Limited

On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services, for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Based on management’s preliminary allocations of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. In the third quarter of fiscal 2009, a purchase price adjustment to increase goodwill by $0.4 million was recorded. In the first quarter of fiscal 2010, management completed the allocation of acquisition costs to the net assets acquired, which resulted in an increase in goodwill of $0.1 million, net of currency translation adjustments. At December 31, 2010, the goodwill attributed to the Triangle acquisition was $3.0 million. Goodwill resulting from the Triangle acquisition is deductible for income tax purposes.

Discontinued Operations

China and Hong Kong Operations

In July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consist of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. The discontinued operations presented on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2009 consisted of income of $3,000 and a loss of $38,000, respectively, net of taxes of zero in both periods, from the remaining operations of TSG’s Hong Kong operations.

Investment in Magirus – Sold in November 2008

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

On April 1, 2008, the Company began to account for its investment in Magirus using the cost method, rather than the equity method of accounting. The Company changed to cost method because management did not have the ability to exercise significant influence over Magirus, which is one of the requirements contained in the accounting literature that is necessary in order to account for an investment in common stock under the equity method of accounting.

Because of the Company’s inability to obtain and include audited financial statements of Magirus for fiscal years ended March 31, 2008 and 2007 as required by Rule 3-09 of Regulation S-X, the SEC previously stated that it will not currently permit effectiveness of any new securities registration statements or post-effective amendments, if any, until such time as the Company files audited financial statements that reflect the disposition of Magirus or the Company requests, and the SEC grants, relief to the Company from the requirements of Rule 3-09 of Regulation S-X, except for the following: offerings or sales of securities upon the conversion of outstanding convertible securities or upon the exercise of outstanding warrants or rights; dividend or interest reinvestment plans; employee benefit plans, including stock option plans; transactions involving secondary offerings; or sales of securities under Rule 144A. As part of this restriction, the Company is not currently permitted to file any new securities registration statements that are intended to automatically go into effect when they are filed, nor can the Company make offerings under effective registration statements or under Rules 505 and 506 of Regulation D where any purchasers of securities are not accredited investors under Rule 501(a) of Regulation D.

Recently Adopted and Recently Issued Accounting Standards

A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the nine months ended December 31, 2010, no material changes resulted from the adoption of recent accounting pronouncements.

Liquidity and Capital Resources

Overview

The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were primarily comprised of lease and rental obligations at December 31, 2010. The Company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.

The Company maintains a $50.0 million asset-based revolving Credit Facility with Bank of America, N.A. (the “Lender”), which may be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that matures on May 5, 2012. The Company’s obligations under the Credit Facility are secured by significantly all of the Company’s assets. The Credit Facility contains mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of this type. The Credit Facility replaced a prior $200.0 million unsecured credit facility and a floor plan inventory financing arrangement that were terminated in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively. Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

At December 31, 2010, the maximum amount available for borrowing under the Credit Facility was $49.9 million. The maximum commitment limit of $50.0 million was reduced by outstanding letters of credit. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2010 and through the date of the filing of this Quarterly Report. However, at December 31, 2010, the Company was and still would be limited to borrowing no more than $34.9 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility.

Except for letters of credit, the Company had no amounts outstanding under the Credit Facility as of December 31, 2010 and through the date of the filing of this Quarterly Report. Except as discussed in the Company’s Annual Report for the fiscal year ended March 31, 2010, there have been no changes to the Credit Facility since it was executed on May 5, 2009.

As of December 31, 2010 and March 31, 2010, the Company’s total debt was approximately $1.5 million and $0.7 million, respectively, comprised of capital lease obligations in both periods.

Additional information regarding the Company’s financing arrangements is included in its Annual Report for the fiscal year ended March 31, 2010.

As of December 31, 2010, 100% of the Company’s cash and cash equivalents were deposited in bank accounts. Therefore, the Company believes that credit risk is limited with respect to its cash and cash equivalents balances.

Cash Flow

	Nine months ended December 31		(Decrease) increase
(Dollars in thousands)	2010	2009	$
Net cash (used for) provided by continuing operations:
Operating activities	$(16,013)	$61,117	$(77,130)
Investing activities	(4,276)	3,668	(7,944)
Financing activities	(273)	(77,573)	77,300
Effect of foreign currency fluctuations on cash	290	775	(485)

Cash flows used for continuing operations	(20,272)	(12,013)	(8,259)
Net operating and investing cash flows provided by discontinued operations	—	204	(204)

Net decrease in cash and cash equivalents	$(20,272)	$(11,809)	$(8,463)

Cash flow (used for) provided by operating activities. The $16.0 million in cash used by operating activities during the nine months ended December 31, 2010 consisted of a $10.5 million loss from continuing operations, $17.0 million in non-cash adjustments to the loss from continuing operations, and a negative $22.5 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $105.3 million increase in accounts receivable and an $8.1 million increase in inventories, partially offset by a $78.8 million increase in accounts payable, a $11.2 million increase in accrued liabilities, and $0.9 million of other changes in operating assets and liabilities. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in December 2010 (i.e., the last month of the fiscal quarter) compared with March 2010, and is consistent with the seasonality that the Company historically experiences in the third quarter of its fiscal year. In addition, during fiscal 2011, the Company experienced an increase in the aging of its accounts receivable balances, which management believes is related to timing and is not a reflective of the credit quality of the Company’s accounts receivable balances at December 31, 2010. The increases in accounts payable and in inventories were a result of the higher sales volume in December 2010 compared with

March 2010 and several large orders that did not ship as of December 31, 2010. The increase in the accounts payable balances from March 31, 2010 to December 31, 2010 is not due to a change in the timing of the Company’s payments to its vendors. The increase in accrued liabilities primarily related to higher deferred revenues due to certain services contracts for which revenues could not be recognized as of December 31, 2010 and an increase in other, non-income taxes payable primarily due to higher sales and use taxes payable as a result of the higher sales volume in December 2010 compared with March 2010. The $61.1 million in cash provided by operating activities for the first nine months of fiscal 2010 primarily consisted of changes in operating assets and liabilities, including a $28.5 million decrease in accounts receivable, a $5.3 million increase in income taxes receivable, and a $94.4 million increase in accounts payable, partially offset by a $2.2 million decrease in inventories, a $21.1 million decrease in accrued liabilities, and $0.9 million in other changes, net. The reduction in accrued liabilities primarily related to amounts paid during the first nine months of the prior year with respect to restructuring actions taken in fiscal 2009, including cash paid to settle employee benefit plan obligations. The increase in accounts payable reflected the termination of the Company’s inventory financing arrangement that was previously used to finance inventory purchases in May 2009. Since that time, the Company has financed inventory purchases through accounts payable.

Cash flow (used for) provided by investing activities. The $4.3 million in cash used for investing activities during the nine months ended December 31, 2010 resulted from the receipt of $4.3 million in proceeds as a redemption of certain Company-owned life insurance policies and $0.1 million in proceeds received as a partial distribution of the Company’s previously disclosed claim on its investment in the Primary Fund, partially offset by $1.0 million used for additional investments in Company-owned life insurance policies, $2.1 million in additional investments in marketable securities, and $5.6 million used for the purchase of software, property, and equipment. The $3.6 million in cash provided by investing activities during the nine months ended December 31, 2009 was primarily driven by $12.5 million in proceeds from borrowings against Company-owned life insurance policies, which were used to settle employee benefit plan obligations, and $2.3 million in proceeds received related to the claim on the Primary Fund, partially offset by $1.5 million in additional investments in Company-owned life insurance policies and $9.7 million used for the purchase of software, property, and equipment. The Company has no obligation to repay, and does not intend to repay, the amounts borrowed against Company-owned life insurance policies.

Cash flow used for financing activities. During the nine months ended December 31, 2010, the Company used $0.3 million in cash for financing activities, which represented principal payments on capital lease obligations. The $77.6 million in cash used for financing activities during the nine months ended December 31, 2009 was primarily comprised of $74.5 million repayment of the balance outstanding on the Company’s former inventory financing arrangement, which was terminated in May 2009. In addition, the Company paid $1.5 million in debt financing fees related to its current Credit Facility, $1.4 million in cash dividends, and $0.2 million in principal payments on capital lease obligations.

Contractual Obligations

As of December 31, 2010, there were no significant changes to the Company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2010.

Off-Balance Sheet Arrangements

The Company has not entered into any significant off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of the Company’s significant accounting policies is included in the Company’s Annual Report for the year ended March 31, 2010. There have been no material changes in the Company’s significant accounting policies and estimates since March 31, 2010.

Forward-Looking Information

This Quarterly Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, expected benefits and outcomes from our recent ERP implementation, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences of MAK Capital’s shareholder-approved control share acquisition, and unanticipated deterioration in economic and financial conditions in the United States and around the world, or the consequences. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.

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

During the first quarter of fiscal 2011, the Company implemented a new Oracle 12i order to cash ERP system. The implementation of the system is expected to improve the management and efficiency of the Company’s data and information flow through the automation and integration of its sales order and product procurement functions. There have been no other changes in the Company’s internal control over financial reporting during the first nine months fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company provides a non-qualified benefit equalization plan (“BEP”) for management and certain highly compensated employees, which provides for employee deferrals that would otherwise be permitted but for the limits related to the Company’s 401(k) plan imposed by income tax regulations. The Company previously suspended employer matching contributions to the BEP effective September 7, 2009, and resumed making matching contributions to the BEP effective January 1, 2011. Subsequently, on January 27, 2011, the Company terminated the BEP, effective as of March 31, 2011, as part of further cost reduction initiatives.

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

AGILYSYS, INC.

Date: February 8, 2011	/s/ Henry R. Bond
Henry R. Bond
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)