Form 10-K
period 2011-03-31
AGILYSYS INC
filed 2011-06-14
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $104,056,160 computed on the basis of the last reported sale price per share ($6.50) of such shares on the Nasdaq Stock Market LLC.

As of June 1, 2011, the Registrant had the following number of Common Shares outstanding: 22,993,135 of which 7,616,681 were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2011

part I

Item 1. Business.

Reference herein to any particular year or quarter refers to periods within the Company’s fiscal year ended March 31. For example, fiscal 2011 refers to the fiscal year ended March 31, 2011.

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

Recent Developments

On May 31, 2011, the Company announced that it entered into a definitive agreement to sell its TSG business for a purchase price of $64 million in cash to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together “OnX”), a leading IT solutions provider based in Toronto, Canada. The transaction is subject to approval by Agilysys shareholders and is expected to close in the Company’s fiscal 2012 second quarter, which ends September 30, 2011. For further information, please see the Company’s Current Report on Form 8-K filed on May 31, 2011.

As of the filing of this Annual Report on Form 10-K, due to outstanding contingencies related to the transaction, this transaction did not yet meet the definition of probable contained within the U.S. GAAP accounting guidance. Therefore, the assets and liabilities of the TSG business are not classified as discontinued operations in the Company’s Consolidated Balance Sheets and the results of operations of the TSG business are not classified as discontinued operations in the Company’s Consolidated Statements of Operations for the periods presented.

On May 31, 2011, the Company also announced that Martin Ellis was stepping down as president and CEO to pursue other career interests. Mr. Ellis will continue to serve as special advisor to Keith Kolerus, non-executive chairman of the Company’s Board of Directors (“Board”) in support of the Company’s transition until the Company’s 2011 Annual Meeting of Shareholders. James H. Dennedy, a member of the Board, has been appointed as interim president and CEO.

On June 14, 2011, the Company announced that it intends to relocate its headquarters to Alpharetta, Georgia and close its corporate offices in Solon, Ohio during the fiscal year which will end March 31, 2012. This corporate relocation is part of a restructuring plan intended to shrink the size and costs of our corporate offices, and locate the corporate team closer to the remaining operating businesses, after the proposed sale of the Technology Solutions Group. The Company expects to incur expenses associated with this move, including employee costs for retention, relocation, severance, and recruitment; as well as costs related to our current headquarters facility in Solon and the establishment of new headquarters facilities in Alpharetta. These expected expenses are still to be quantified and will be disclosed, when estimable, at a future date.

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

The Company was actively building out its solution capabilities in mid-calendar year 2007 and early 2008 through acquisitions, as the Company invested capital raised from the divestiture of its KeyLink Systems Distribution Business (“KSG”), which was its enterprise computer distribution business. As evidence of a recession surfaced in early calendar year 2008, customers’ outlook changed and capital expenditures on IT solutions were slashed. As a result of the decline in GDP, a weak macroeconomic environment, significantly reduced liquidity in the credit markets, and changes in demand for IT products, the Company focused on aligning cost structure with current and expected revenue levels, improving efficiencies, and increasing cash flows. Agilysys took aggressive actions to reduce its cost structure and improve profitability. Specifically, the Company executed the following restructuring actions over the past three years:

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
—

implemented a new Oracle Enterprise Resource Planning (“ERP”) software system for North American operations on April 1, 2010 to further improve operating efficiencies and reduce costs, replacing a legacy distribution IT system that required significant manual processes to meet its regulatory, management, and customer reporting requirements

—	terminated certain benefit plans applicable to executive management; and
—	closed an office in Montreal, Quebec and restructured the Canadian operations of TSG.

Industry

According to information published in January 2011 by Gartner, Inc. (“Gartner”), a leading provider of information technology research and advisory services, worldwide IT spending on hardware, software, and IT services was estimated at $3.4 trillion in calendar year 2010, an increase of 5.4% over spending in calendar year 2009. In calendar year 2011, Gartner projects worldwide IT spending on hardware, software, and IT services to grow to $3.6 trillion, an increase of 5.1%. Computing hardware and enterprise software are expected to grow 7.5%, with services expected to increase 4.6% globally. The Company believes that it is well-positioned to take advantage of the projected growth in IT spending in future periods.

According to Smith Travel Research and The American Gaming Association, the U.S. hotel industry experienced occupancy and revenue-per-available-room increases during calendar year 2010. Average daily rate was the only key performance metric to report a slight decrease, ending the year with a 0.1% decline. However, as reported by the Las Vegas Casino and Hotel Market Outlook 2011, occupancy rates are considerably down when compared to calendar year 2007. Market-wide occupancy dropped from 90.4% in calendar year 2007 to 81.5% in calendar year 2009. The industry has proved to be in the early stages of recovery in calendar year 2011, and is expected to continue this trend for the remainder of the year. The last three years have been challenging ones for the commercial casino industry, as consumer discretionary spending dropped amidst a national mood battered by high unemployment and low consumer confidence.

According to the Cruise Industry News 2011 State of the Industry Report, cruise ships have evolved into the most successful and profitable segment of the leisure industry. A steady stream of new ships was introduced in calendar year 2010, and market capacity increased 6.1% over calendar year 2009. The cruise industry is laser focused on working with vendors and suppliers to implement solutions that manage costs more effectively.

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

Products and Services

Within the markets in which Agilysys operates, sales include products (i.e., hardware and software) and services. Total revenues from continuing operations for the Company’s three specific areas of offerings are as follows:

	For The Year Ended March 31

(In thousands)	2011	2010	2009
Hardware	$456,200	$440,242	$462,670
Software	89,148	72,217	80,247
Services	130,122	121,861	178,040
Total	$675,470	$634,320	$720,957

The Company purchases IT products and services both directly from the Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) (formerly Sun Microsystems, Inc. (“Sun”)), and other original equipment manufacturers (“OEM”) and through its primary distributor, Arrow Electronics, Inc. (“Arrow”), and re-sells this equipment to its customers. These OEMs require Agilysys, as a reseller, to purchase a substantial amount of product and services through a Tier I distributor such as Arrow. The Company has a long-term purchase agreement with Arrow that includes an obligation to purchase a minimum of $330 million of product and services per year through fiscal 2012. However, the agreement with Arrow does not impact the OEM the Company selects, or the Company’s customer selects, to fulfill an order. This purchase agreement is expected to be assumed by OnX, the acquirer of the TSG business, which is expected to occur in the fiscal 2012 second quarter.

Sales of products and services from the Company’s three largest OEMs accounted for 49%, 53% and 61% of the Company’s sales volumes in the fiscal years ended March 31, 2011, 2010, and 2009, comprised as follows:

	For The Year Ended March 31

(In thousands)	2011	2010	2009
HP	17%	16%	16%
IBM	17%	19%	17%
Oracle	15%	18%	28%
Total	49%	53%	61%

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

Customers

Agilysys’ customers include large and medium-sized companies, divisions or departments of corporations in the Fortune 1000, and public-sector institutions. The Company serves customers in a wide range of industries, including telecommunications, education, finance, government, healthcare, hospitality, manufacturing, and retail. In recent years, a significant portion of our revenues were derived from Verizon Communications, Inc. (“Verizon”). The following table presents sales to Verizon as a percentage of Agilysys’ total sales and TSG’s total sales in fiscal years 2011, 2010, and 2009:

	For The Year Ended March 31

(In thousands)	2011	2010	2009
Percentage of Agilysys total sales	23%	27%	23%
Percentage of TSG total sales	32%	39%	33%

Uneven Sales Patterns and Seasonality

The Company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, TSG experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Third quarter sales were 32%, 34%, and 30% of annual revenues for fiscal years 2011, 2010, and 2009, respectively. Agilysys believes that this sales pattern is industry-wide. Although the Company is unable to predict whether this uneven sales pattern will continue over the long term, the Company anticipates that this trend will remain in the foreseeable future.

Backlog

The Company historically has not had a significant backlog of orders due to its ability to quickly fulfill customer orders. There was no significant backlog at March 31, 2011.

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

Employees

As of May 31, 2011, Agilysys had 1,179 employees. The Company is not a party to any collective bargaining agreements, has had no strikes or work stoppages, and considers its employee relations to be good.

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

The proposed sale of our TSG Business segment creates uncertainty and potential liability for the Company.

On May 28, 2011, the Company and its subsidiary, Agilysys Technology Solutions Group, LLC, entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”) with OnX pursuant to which the Company agreed to sell its TSG business (the “TSG Business”) to OnX for a purchase price of $64 million, subject to a possible downward adjustment based on final working capital (the “TSG Sale”). The closing of the TSG Sale is subject to certain conditions, including authorization by the Company’s shareholders, and is expected to occur in the fiscal 2012 second quarter. There is no assurance that the TSG Sale will close. In the event the closing does not occur because shareholder approval is not obtained, we may be obligated to pay OnX for expenses up to $1,250,000. Additionally, if the Purchase Agreement is terminated, OnX may have recourse against the Company for $2,250,000.

Between signing the Purchase Agreement and closing the TSG Sale, the Company must cause the TSG Business to be conducted in the usual, regular and ordinary course in substantially the same manner as previously conducted and to use reasonable best efforts to keep intact the TSG Business, keep available the services of their current employees and preserve the goodwill of their customers, suppliers, licensors, licensees, distributors and others with whom they deal. The Company is also prohibited from taking certain actions without the consent of OnX. Among the more significant restrictions or limitations are those relating to: increasing compensation or benefit commitments; hiring new employees; incurring debt; making acquisitions, dispositions, investments or capital expenditures; and entering into certain contracts. A breach of any of these obligations may also provide OnX recourse against the Company.

If we do not close the TSG Sale, the continued operations of our business may result in losses from operations until an alternate course of action can be implemented. Furthermore, if we do not close the TSG Sale, we will have incurred significant costs for which we will have received little or no benefit, and we may also incur negative reactions from the financial markets and our shareholders, potential investors, customers and employees. In addition, completing the TSG Sale may divert our management’s attention from our existing business.

Conversely, if the TSG Sale is closed, achieving the increased operating profit anticipated as a result of the TSG Sale depends on timely, efficient and successful execution of our post-disposition operational initiatives. Furthermore, we will operate with less revenue, as the TSG Business accounted for approximately 70% of our revenue in fiscal 2011.

Each of the above described risk factors associated with the TSG Sale may adversely affect our cash flow, operating results and financial condition, and each of these factors may also adversely affect the trading price of common shares.

Our business may suffer if we cannot protect our intellectual property.

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. Our ability to secure our intellectual property rights is becoming increasingly important to the success of our ongoing operations and future opportunities. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

From time to time, we may receive notices from third parties claiming infringement by our products of third-party patent or other intellectual property rights. Responding to any such claim, regardless of its merit, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Any meritorious claim of intellectual property infringement against us could potentially result in a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products or require us to pay royalties to a third party. In the event of a meritorious claim, and if we fail to develop or license a substitute technology, our business, results of operations, or financial condition could be materially adversely affected.

Our profitability could suffer further if we are not able to maintain favorable pricing.

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

Commencing during fiscal 2009 and throughout fiscal 2011, we initiated actions intended to reduce our cost structure and improve profitability, including the following restructuring actions:

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
—

implemented a new Oracle ERP software system for North American operations on April 1, 2010 to further improve operating efficiencies and reduce costs, replacing a legacy distribution IT system that required significant manual processes to meet its regulatory, management, and customer reporting requirements;

—	terminated certain benefit plans applicable to executive management; and
—	closed an office in Montreal, Quebec and restructured the Canadian operations of TSG.

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

In recent years, a significant portion of our revenues were derived from a single customer.

In fiscal years 2011, 2010, and 2009, 23%, 27%, and 23%, respectively, of our total revenues were derived from Verizon. If we were to lose Verizon as a customer, or if pricing offered by our OEMs to Agilysys on sales to Verizon changed such that the gross margin earned on sales to Verizon was materially reduced, or if Verizon was to become insolvent or otherwise unable to pay for products and services, or was to become unwilling or unable to make payments in a timely manner, it could have a material adverse effect on the Company’s business, results of operations, financial condition, or liquidity. A further or extended economic downturn could also reduce profitability and cash flow. This customer relationship is expected to be assumed by OnX, the acquirer of the TSG business, which is expected to occur in the fiscal 2012 second quarter.

We contract with a small number of key OEMs and changes in their incentive programs could have a material impact on our results.

We presently have contracts with a small number of key OEMs, including IBM, HP, EMC2, Hitachi Data Systems, and Oracle (formerly Sun). Our contracts with these OEMs vary in duration and are generally terminable by either party at will upon notice. The loss of any of these OEMs or a combination of certain other OEMs could have a material adverse effect on the Company’s business, results of operations, and financial condition. From time to time, an OEM may terminate the Company’s right to sell some or all of its products and services or change the terms and conditions of the relationship or reduce or discontinue the incentives or programs offered. Any termination or the implementation of these changes could have a material negative impact on the Company’s results of operations.

The loss of the right to sell the products and services of any of the top three OEMs or a combination of certain other OEMs could have a material adverse effect on the Company’s business, results of operations, and financial condition unless alternative products manufactured by other OEMs are available to the Company. In addition, although the Company believes that its relationships with its OEMs are good, there can be no assurance that the Company’s OEMs will continue to supply products on terms acceptable to the Company. Through agreements with its OEMs, Agilysys is authorized to sell all or some of the OEMs’ products. The authorization with each OEM is subject to specific terms and conditions regarding such items as purchase discounts and supplier incentive programs including sales volume incentives and cooperative advertising reimbursements. A substantial portion of the Company’s profitability results from incentive programs with the OEMs. These incentive programs are at the discretion of the OEM. From time to time, OEMs may terminate the right of the Company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives or programs offered. Any such termination or implementation of such changes could have a material adverse impact on the Company’s results of operations. Following the TSG Sale, the Company will continue to have a concentration of sales with at least one OEM, IBM.

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

For example, in early calendar 2010, Oracle completed its acquisition of Sun, and we are Sun’s largest commercial reseller in the U.S., and we have experienced reduced rebates and margins as a result of Oracles’s acquisition of Sun. While this acquisition mainly impacted our TSG business segment, similar acquisitions and mergers could impact our other business segments.

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

We rely on the continued service of our senior management, including our Interim Chief Executive Officer, members of our executive team, and other key employees and the hiring of new qualified employees. In the technology services industry, there is substantial and continuous competition for highly-skilled personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. We also may experience increased compensation costs that are not offset by either improved productivity or higher prices. With rare exceptions, we do not have long-term employment agreements with our employees and only our key employees are subject to non-competition agreements. The loss of key employees and members of our senior management team may be disruptive to our operations.

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

Our business could be materially adversely affected if we cannot effectively utilize newly implemented changes to our information technology systems to support a changed business.

Our legacy information systems were principally designed for a distribution business. We converted our legacy business information systems for our North American operations to a single Oracle ERP system on April 1, 2010. We committed significant resources to this conversion. This conversion was complex and while we used a controlled project plan, we may not be able to effectively utilize changes to manage our internal systems, procedures, and controls, which could materially adversely affect our business.

Prolonged economic weakness may cause a further decline in spending for information technology, adversely affecting our financial results.

Our revenue and profitability depend on the overall demand for our products and services and continued growth in the use of technology in our customers’ businesses. In challenging economic environments, our customers may reduce or defer their spending on new technologies. At the same time, many companies have already invested substantial resources in their current technological resources, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes, and infrastructures. Delays or reductions in demand for information technology by end users could have a material adverse effect on the demand for our products and services. In recent years, we have experienced weakening in the demand for our products and services. If the markets for our products and services continue to soften, our business, results of operations, or financial condition could be materially adversely affected.

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

On May 5, 2009, we entered into a new credit facility, as discussed in Item 7 of this Annual Report titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and in Note 8 to Consolidated Financial Statements titled, Financing Arrangements. Although we do not intend to borrow in the near term, and we anticipate terminating the credit facility immediately prior to the closing of the TSG Sale, if the TSG Sale does not close and our lender fails to honor its legal commitments under our credit facility, it could possibly be difficult in the current environment to replace this facility on similar terms.

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

Demand for our products and services depends in large part upon the level of capital available to our customers. Decreased customer capital spending could have a material adverse effect on the demand for our services and our business, results of operations, and financial condition. In addition, future disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. There can be no assurance that government responses to any disruptions on the financial markets will restore confidence, stabilize markets, or increase liquidity and the availability of credit. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.

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

While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. In the event that our interim chief executive officer, chief financial officer, or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we may be unable to produce reliable financial reports or prevent fraud, which could materially adversely affect our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such actions could affect investor perceptions of the Company and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common shares to decline or limit our access to capital.

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

During the second quarter of fiscal 2011, the Company concluded that certain software developed technology within HSG was no longer being sold. As a result the Company recorded an impairment charge of $0.1 million, which impacted HSG’s operations. We performed our annual goodwill impairment test on February 1, 2011. As a result of a significant decrease in market capitalization and a decline in recent operating results, we concluded that a portion of our goodwill and identifiable intangible assets were impaired. As such, we recognized non-cash impairment charges in the fourth quarter of fiscal 2011 for goodwill and intangible assets totaling $37.7 million.

We performed our annual goodwill and intangible asset impairment test as of February 1, 2010 and concluded that no impairment existed. Accordingly, we did not recognize any non-cash goodwill or intangible asset impairment charges in fiscal 2010. However, as a result of a significant deterioration in macroeconomic conditions, there was a decline in global equity valuations during fiscal 2009 that impacted our market capitalization. Based upon the results of impairment tests performed during fiscal 2009, we concluded that a portion of our goodwill and identifiable intangible assets were impaired. As such, we recognized non-cash impairment charges in the first, second, and fourth quarters of fiscal 2009 for goodwill and intangible assets totaling $231.9 million. This total did not include $20.6 million in goodwill and intangible asset impairment that related to the CTS Corporations (“CTS”), a business acquired in May 2005, that was classified as restructuring charges in the first quarter of fiscal 2009. These impairment charges did not impact our consolidated cash flows, liquidity, or capital resources. See Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies and Item 7 of this Annual Report titled, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies, Estimates & Assumptions for further discussion of the impairment testing of goodwill and identifiable intangible assets.

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

As a company that does business with many customers, employees and suppliers, we are subject to a variety of legal and regulatory actions, including, but not limited to, claims made by or against us relating to taxes, health and safety, employee benefit plans, employment discrimination, and contract compliance. The results of such legal and regulatory actions are difficult to predict. Although we are not aware of any instances of non-compliance with laws, regulations, contracts, or agreements and we do not believe that any of our products and services infringes any property rights or licenses, we may incur significant legal expenses if any such claim were filed. If we are unsuccessful in defending a claim, it could have a material adverse effect on our business, financial condition, or results of operations. For a discussion of the risks associated with intellectual property rights, see the risk factor titled, “Our business may suffer if we cannot protect our intellectual property.”

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

We can experience short-term increases and declines in the price of our common shares and such fluctuations may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. These fluctuations could favorably or unfavorably impact our business, financial condition, or results of operations. Our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time. Additionally, a low stock price, coupled with our potential high liquidity upon the closing of the TSG Sale, may heighten the risk of unwanted offers or takeover activities that may not adequately reflect the intrinsic value of the Company’s stock.

We continue to maintain a long-term product procurement commitment with Arrow.

We entered into a long-term product procurement agreement with Arrow, which sets forth certain pricing and rebates, subject to certain terms and conditions. In addition, the agreement requires us to purchase a wide variety of products totaling a minimum of $330 million per year through fiscal 2012. If we do not meet the minimum purchase requirements of this product procurement agreement, other than for certain reasons that are not within our control, we will be required to pay Arrow an amount equal to 1.25% of the shortfall in annual purchases, which could materially impact our financial position, results of operations, and cash flows. If this agreement is terminated, adequate alternative supply sources exist and, therefore, it would not have a material adverse effect on our financial position, results of operations, or cash flows. This obligation is expected to be assumed by OnX, the acquirer of TSG, upon the expected completion of the TSG Sale.

Our largest shareholder, MAK Capital, currently holds approximately 31% of our common shares, which could impact corporate policy and strategy, and MAK Capital’s interests may differ from those of other shareholders.

Pursuant to the approval by shareholders of a control share acquisition proposal, MAK Capital holds approximately 31% of our outstanding common shares. What a significant shareholder might do in response to a particular decision of the Board could potentially affect the interests of the Company and the other shareholders, making this a legitimate inquiry for the Board in considering the range of possible corporate policies and strategies in the future and potentially influencing corporate policy and strategic planning.

MAK entered into a Voting Trust Agreement with Computershare, as trustee, which provides that, for both strategic and other transactions requiring at least two-thirds of the voting power to approve, the trustee will vote a certain percentage of MAK Capital’s shares in favor of, against, or abstaining from voting in the same proportion as all other shares voted by shareholders (including MAK Capital’s shares not being voted by the trustee). If the Voting Trust Agreement, as amended, that MAK entered into with Computershare were to terminate for any reason, MAK Capital would have a level of control that would highly influence the approval or disapproval of transactions requiring under Ohio law the approval of two-thirds of the outstanding common shares, such as a business combination, or majority share acquisition involving the issuance of common shares entitling the holders to exercise one-sixth or more of the voting power of the Company, each of which requires approval by two-thirds of the outstanding common shares. MAK Capital might also be able to initiate or substantially assist any such transaction. Even with the limitations on MAK Capital’s voting power imposed by the Voting Trust Agreement, as amended, it would be more difficult for the other shareholders to approve such a transaction if MAK Capital opposed it, and MAK Capital’s interests may differ from those of other shareholders.

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

The Company’s principal corporate offices are located in a 100,000 square foot facility in Solon, Ohio. As of March 31, 2011, the Company owned or leased a total of approximately 362,000 square feet of space for its continuing operations, which is devoted principally to sales and administrative offices. The Company’s major leases contain renewal options for periods of up to 7 years. For information concerning the Company’s rental obligations, see the discussion of contractual obligations under Item 7 contained in Part II, as well as Note 7 to Consolidated Financial Statements titled, Lease Commitments. The Company believes that its office facilities are well maintained, are suitable, and provide adequate space for the operations of the Company.

The Company’s materially important facilities as of March 31, 2011, are set forth in the table below.

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

On September 30, 2008, the Company had a $36.2 million investment in the Reserve Fund’s Primary Fund (the “Primary Fund”). Due to liquidity issues, the Primary Fund temporarily ceased honoring redemption requests at that time. The Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved several distributions of cash to investors. On November 25, 2009, U.S. District Court for the Southern District of New York issued an Order (the “Order”) on an application made by the SEC concerning the distribution of the remaining assets of The Reserve Fund’s Primary Fund. The Order provided for a pro rata distribution of the remaining assets and enjoined certain claims against the Primary Fund and other parties named as defendants in litigation involving the Primary Fund, but provided no timeframe for distribution. As of March 31, 2011, the Company had received $35.8 million of the investment, with a remaining uncollected balance of its Primary Fund investment totaling $0.4 million. The Company is unable to estimate the timing of future distributions, if any, from the Primary Fund.

Item 4.	[Removed and Reserved].

Item 4A.	Executive Officers of the Registrant.

The information provided below is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position, and principal occupation and employment during the past five years through June 1, 2011, of the Company’s executive officers.

There is no relationship by blood, marriage, or adoption among the listed officers. All executive officers serve until terminated.

Executive Officers of the Registrant

Name	Age	Current Position at June 1, 2010	Other Positions
James H. Dennedy	45	Interim President and Chief Executive Officer of the Company since May 2011	Principal and Chief Investment Officer with Arcadia Capital Advisors, LLC, an investment management company making active investments in public companies, from April 2008 to May 2011. President and Chief Executive Officer of Engyro Corporation, an enterprise software company offering solutions in systems management, from January 2005 to August 2007.
Henry R. Bond	46	Senior Vice President and Chief Financial Officer since October 2010	Chief Financial Officer of Landis+Gyr North America, a privately held company in the global metering and energy management solutions industry from 2008 to October 2010. Treasurer, Head of Corporate Development & Investor Relations, of John H. Harland Company, a provider of value-added products and services to financial institutions, consumers, brokerage firms, and financial software companies, from 2003 to 2007.
Paul A. Civils, Jr.	60	Senior Vice President and General Manager since November 2008	Vice President and General Manager, Retail Solutions from October 2003 to November 2008.
John T. Dyer	36	Vice President and Controller since November 2008	Director of Internal Audit from March 2007 to November 2008. Prior to March 2007, various progressive positions in finance, accounting, internal audit, and management with The Sherwin-Williams Company.

Name	Age	Current Position at June 1, 2010	Other Positions
Martin F. Ellis	46	Special Advisor to the Chairman of the Company’s Board of Directors since May 2011	President and Chief Executive Officer of the Company from October 2008 to May 2011. Executive Vice President and Chief Financial Officer of the Company from June 2005 to October 2008. Executive Vice President Corporate Development and Investor Relations of the Company from June 2003 to June 2005. Mr. Ellis will continue to serve as advisor to the Chairman of the Board and as a Director until the Company’s 2011 Annual Meeting of Shareholders.
Anthony Mellina	55	Senior Vice President and General Manager since November 2008	Senior Vice President, Sun Technology Solutions from October 2007 to November 2008. Prior to October 2007, Chief Executive Officer for Innovative Systems Design, Inc. from July 2003.
Tina Stehle	54	Senior Vice President and General Manager since November 2008	Senior Vice President Hospitality Solutions from July 2007 to November 2008. Vice President and General Manager, Hospitality Solutions from August 2006 to July 2007. Vice President, Software Services from February 2004 to August 2006.
Curtis C. Stout	40	Vice President and Treasurer since November 2008	Vice President, Corporate Development and Planning from April 2007 to November 2008. Director, Business Planning and Development from April 2004 to March 2007.
Kathleen A. Weigand	52	General Counsel and Senior Vice President — Human Resources since March 2009 and Secretary since April 2010	Executive Vice President, General Counsel, and Secretary for U-Store It Trust from January 2006 to December 2008. Deputy General Counsel and Assistant Secretary for Eaton Corporation from 2003 to 2005.

part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares, without par value, are traded on the NASDAQ Stock Market LLC. Common share prices are quoted daily under the symbol “AGYS.” The high and low market prices and dividends per share for the common shares for each quarter during the past two fiscal years are presented in the table below.

	Year ended March 31, 2011

	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Dividends declared per common share	$—	$—	$—	$—	$—
Price range per common share	$6.09-$12.50	$4.34-$8.31	$4.66-$7.45	$4.74-$6.50	$4.34-$12.50
Closing price on last day of period	$6.69	$6.50	$5.63	$5.74	$5.74

	Year ended March 31, 2010

	First quarter	Second quarter	Third quarter	Fourth quarter	Year
Dividends declared per common share	$0.03	$0.03	$—	$—	$0.06
Price range per common share	$4.16-$8.83	$3.95-$7.48	$4.50-$9.95	$8.25-$12.19	$3.95-$12.19
Closing price on last day of period	$4.68	$6.59	$9.11	$11.17	$11.17

As of June 10, 2011, there were 22,993,135 common shares of the Company outstanding, and there were 2,104 shareholders of record. However, the Company believes that there is a larger number of beneficial holders of its common shares. The closing price of the common shares on June 10, 2011, was $7.33 per share.

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

No repurchases of common shares were made by or on behalf of the Company during fiscal 2011.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in the Company’s common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software (the Company’s “Peer Group”) for the period March 31, 2006 through March 31, 2011:

Comparison of Cumulative Five Year Total Returns

indexed returns

		Fiscal Years Ended

Company Name / Index	Base Period March 2006	March 2007	March 2008	March 2009	March 2010	March 2011
Agilysys, Inc.	$100.00	$150.33	$78.12	$29.58	$77.71	$39.94
Russell 2000	$100.00	$105.89	$92.14	$57.59	$93.73	$117.91
Peer Group	$100.00	$108.65	$85.96	$78.35	$93.13	$113.16

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	For the year ended March 31

(In thousands, except per share data)	2011	2010	2009	2008	2007
Operating results (a)(b)(c)(d)
Net sales	$675,470	$634,320	$720,957	$760,168	$453,740
Restructuring charges (credits)	1,195	823	40,801	(75)	(2,531)
Asset impairment charges	37,721	293	231,856	—	—
(Loss) income from continuing operations, net of taxes	$(55,475)	$3,576	$(282,187)	$1,858	$(9,927)
(Loss) income from discontinued operations, net of taxes	—	(29)	(1,947)	1,801	242,782
Net (loss) income	$(55,475)	$3,547	$(284,134)	$3,659	$232,855
Per share data (a)(b)(c)(d)
Basic
(Loss) income from continuing operations	$(2.44)	$0.16	$(12.49)	$0.07	$(0.32)
(Loss) income from discontinued operations	0.00	(0.00)	(0.09)	0.06	7.91
Net (loss) income	$(2.44)	$0.16	$(12.58)	$0.13	$7.59
Diluted
(Loss) income from continuing operations	$(2.44)	$0.15	$(12.49)	$0.07	$(0.32)
(Loss) income from discontinued operations	0.00	(0.00)	(0.09)	0.06	7.91
Net (loss) income	$(2.44)	$0.15	$(12.58)	$0.13	$7.59
Cash dividends declared per common share	$—	$0.06	$0.12	$0.12	$0.12
Weighted-average shares outstanding
Basic	22,785,192	22,626,586	22,586,603	28,252,137	30,683,766
Diluted	22,785,192	23,087,741	22,586,603	28,766,112	30,683,766
Financial position
Total assets	$312,398	$330,449	$374,436	$695,871	$893,716
Long-term obligations (e)	$1,461	$384	$157	$255	$3
Total shareholders’ equity	$148,104	$198,924	$192,717	$479,465	$626,844
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

(b)

In fiscal 2011, 2010, 2009, and 2008, discontinued operations primarily represents TSG’s China and Hong Kong operations and the resolution of certain contingencies. The Company sold the stock of TSG’s China operations and certain assets of TSG’s Hong Kong operations in January 2009. In fiscal 2007, discontinued operations primarily represents TSG’s China and Hong Kong operations and KSG, which was sold in fiscal 2007. See Note 3 to Consolidated Financial Statements titled, Discontinued Operations, for additional information regarding the Company’s TSG’s China and Hong Kong operations and the sale of KSG’s assets and operations.

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

•

Diversifying its customer base across geographies and industries. Agilysys technologies are suited to serve a very large, worldwide marketplace. Opportunities exist to selectively pursue international growth and domestic growth beyond the Company’s traditionally strong customer set. North American sales accounted for 97% of fiscal 2011 revenue.

•

Capitalizing on the Company’s intellectual property and emerging technology trends. Agilysys has significant intellectual property in the form of proprietary software, solution sets created using third party technologies with its interface and integration offerings, and a highly technical workforce. In HSG, the new property management software, Guest360™, was released for general sale in fiscal 2011. This software will create sales opportunities beyond HSG’s traditional commercial gaming and destination resort hotels in North America. RSG has long been a leader in developing mobile and wireless solutions for retailers. The proliferation of mobility solutions makes RSG uniquely positioned to assist retailers with the transition of their store front technologies to a mobile and wireless centric environment. In TSG, the Company is differentiated from pure fulfillment resellers by its highly technical workforce that continues to create leading data center solutions that reduce customer costs and improve data center performance.

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

In fiscal 2011, the Company began to experience positive demand momentum and higher revenues as a result of its initiative to accelerate software and services volumes, as well as, higher demand for hardware. Net sales increased 6.5% from fiscal 2010 to fiscal 2011. While the Company’s revenues showed improvement over the prior year, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. Gross margin as a percentage of sales decreased 220 basis points year-over-year as a result of lower vendor rebates and increased pricing pressure. The lower vendor rebates reflect the change in the Sun direct rebate program since their acquisition by Oracle.

Fiscal 2009 was a transitional year for the Company, as the Company’s headquarters were relocated back to Ohio and new leaders stepped into the Company’s executive officer roles. In fiscal 2010 and 2009, the Company experienced a slowdown in sales as a result of the softening of the IT market in North America, with net sales decreasing 12.0% year-over-year. Gross margin as a percentage of sales decreased 170 basis points year-over-year to 25.5% at March 31, 2010 versus 27.2% at March 31, 2009, primarily due to lower selling margins and lower vendor rebates as a result of the lower sales volumes during fiscal 2010. The Company recognized a higher proportion of lower margin hardware revenues during fiscal 2010 versus proprietary software and service revenues, for which margins were higher.

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

Beginning in the first quarter of fiscal 2011, the Company allocated certain general and administrative costs related to the accounts receivable, collections, accounts payable, legal, payroll, and benefits functional departments to HSG, RSG, and TSG in order to provide a better reflection of the costs needed to operate the business segments. Prior period results have been adjusted to conform to the current period reporting presentation.

On May 28, 2011, the Company agreed to sell TSG to OnX, subject to several contingencies. The remainder of the discussion contained in this MD&A is without consideration to the effect of this anticipated sale, which is expected to occur in the fiscal 2012 second quarter.

Results of Operations

Fiscal 2011 Compared with Fiscal 2010

Net Sales and Operating Loss

The following table presents the Company’s consolidated revenues and operating results for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31		Increase (decrease)

(Dollars in thousands)	2011	2010	$	%
Net sales
Product	$545,348	$512,459	$32,889	6.4%
Service	130,122	121,861	8,261	6.8%
Total	675,470	634,320	41,150	6.5%
Cost of goods sold
Product	460,969	421,431	39,538	9.4%
Service	56,810	51,362	5,448	10.6%
Total	517,779	472,793	44,986	9.5%
Gross margin	157,691	161,527	(3,836)	(2.4)%
Gross margin percentage	23.3%	25.5%
Operating expenses
Selling, general, and administrative expenses	173,211	167,248	5,963	3.6%
Asset impairment charges	37,721	293	37,428	nm
Restructuring charges	1,195	823	372	45.2%
Operating loss	$(54,436)	$(6,837)	$(47,599)	nm
Operating loss percentage	(8.1)%	(1.1)%

nm — not meaningful.

The following table presents the Company’s revenues and operating results by business segment for the fiscal years ended March 31, 2011 and 2010:

	Fiscal year ended March 31		Increase (decrease)

(Dollars in thousands)	2011	2010	$	%
Hospitality (HSG)
Total sales from external customers	$92,747	$83,155	$9,592	11.5%
Gross margin	$54,669	$51,463	$3,206	6.2%
	58.9%	61.9%
Operating income	$6,030	$7,666	$(1,636)	(21.3)%
Retail (RSG)
Total sales from external customers	$108,671	$110,351	$(1,680)	(1.5)%
Gross margin	$20,970	$23,326	$(2,356)	(10.1)%
	19.3%	21.1%
Operating income	$3,369	$5,759	$(2,390)	(41.5)%
Technology (TSG)
Total sales from external customers	$474,052	$440,814	$33,238	7.5%
Gross margin	$82,052	$87,501	$(5,449)	(6.2)%
	17.3%	19.8%
Operating (loss) income	$(31,736)	$9,407	$(41,143)	nm
Total reportable business segments
Total sales from external customers	$675,470	$634,320	$41,150	6.5%
Gross margin	$157,691	$162,290	$(4,599)	(2.8)%
	23.3%	25.6%
Operating (loss) income	$(22,337)	$22,832	$(45,169)	(197.8)%
Corporate/Other
Gross margin	$—	$(763)	$763	100.0%
Operating loss	$(32,099)	$(29,669)	$(2,430)	(8.2)%
Total Company
Total sales from external customers	$675,470	$634,320	$41,150	6.5%
Gross margin	$157,691	$161,527	$(3,836)	(2.4)%
	23.3%	25.5%
Operating loss	$(54,436)	$(6,837)	$(47,599)	nm

nm — not meaningful

Net sales.    The $41.2 million increase in net sales during fiscal 2011 compared to fiscal 2010 was primarily driven by higher volumes across all the Company’s product and services offerings, with increases of $16.0 million, $16.9 million, and $8.3 million in hardware, software, and services, respectively. These revenue increases reflect a general improvement in customer demand, which benefited HSG and TSG, as well as success in bundling more remarketed software with TSG hardware sales in the current year.

HSG’s sales increased $9.6 million in fiscal 2011 compared to fiscal 2010 due to increases in hardware, software, and services revenues of $3.1 million, $1.4 million, and $5.1 million, respectively. The increase in HSG’s services revenues is primarily as a result of improved proprietary services demand, particularly in the food services market. RSG’s sales decreased $1.7 million in fiscal 2011 compared to the prior year due to declines in hardware and software revenues of $0.4 million and $2.4 million, which were partially offset by an increase in services revenues of $1.1 million. The decrease in RSG’s hardware and software revenues is primarily due to a large customer order in fiscal 2010 that did not repeat in fiscal 2011. TSG’s sales increased $33.2 million year-over-year driven by increases of $13.3 million, $17.8 million, and $2.1 million in hardware, software, and services, respectively, due to higher volumes.

Gross margin.    The Company’s total gross margin percentage declined to 23.3% for fiscal 2011 from 25.5% for fiscal 2010, with product gross margins decreasing 230 basis points and services gross margins decreasing 160 basis points. The lower product gross margins resulted from declines in hardware, and to a lesser extent, remarketed software gross margins due to lower vendor rebates and increased pricing pressure. The lower vendor rebates of $7.1 million year-over-year were due to the change in the Sun direct rebate programs since their acquisition by Oracle. Software gross margins for fiscal 2011 compared with fiscal 2010 were also unfavorably impacted by amortization expense of $0.7 million associated with HSG’s Guest 360™ software, which was first made available for sale in June 2010. The decline in services gross margins is primarily due to lower proprietary services, which primarily impacted RSG.

HSG’s gross margin decreased 300 basis points, primarily attributable to lower product gross margins. The decline in HSG’s product gross margins is due to lower proprietary software gross margins, which were unfavorably impacted by the $0.7 million of amortization expense associated with the Guest 360 software, which was made available for sale in June 2010. RSG’s gross margin percentage decreased 180 basis points in fiscal 2011 compared with fiscal 2010, primarily due to lower services gross margins. In fiscal 2011, RSG’s services gross margins were unfavorably impacted by higher project related costs. TSG’s gross margin percentage decreased 250 basis points in fiscal 2011 compared to fiscal 2010. The decrease in TSG’s gross margin percentage was driven by lower product gross margins, which were affected by declines in both hardware and software gross margins, as a result of the reduction in vendor rebates and competitive pricing pressure.

Operating expenses.    The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses increased $6.0 million, or 3.6% in fiscal 2011 compared with fiscal 2010. This increase reflects that, during fiscal 2011, the Company expensed maintenance costs totaling $3.3 million related to HSG’s Guest 360 software product and $3.3 million related to the implementation of the Oracle ERP system. Comparable costs were capitalized in the prior year. Payroll-related costs for incentive compensation was $5.3 million higher in fiscal 2011 compared with the prior year due to the higher sales volume in fiscal 2011, as well as, the mix of performance to plan in different reportable business segments and product groups. These increases in SG&A expenses was partially offset by lower acquisition-related intangible asset amortization expense of $3.8 million during the same period, as customer and supplier relationship intangible assets related to the Innovative acquisition in fiscal 2008 were fully amortized by June 30, 2009. In addition, in fiscal 2010, the Company applied $1.6 million of the total $3.9 million in proceeds received from the settlement of litigation with CTS as a reimbursement of the attorney fees paid by the Company, which lowered SG&A expenses in 2010.

From a business segment perspective, SG&A expenses increased $4.0 million in HSG, but were partially offset by a decrease of $1.8 million in TSG. RSG’s operating expenses were relatively flat year-over year. Corporate/Other SG&A expenses increased $3.8 million in fiscal 2011 compared with fiscal 2010. The increase in HSG’s operating expenses was primarily driven by higher payroll-related costs in the current year compared with the prior year. HSG’s payroll-related costs for incentive compensation increased $0.7 million due to the higher sales volume in fiscal 2011. In fiscal 2011, HSG also expensed maintenance costs of $3.3 million related to Guest 360, as this software product was released for general sale in June 2010. In fiscal 2010, HSG capitalized $4.2 million of costs related to the development of Guest 360. The decrease in TSG’s SG&A expenses was primarily driven by lower amortization expense for intangible assets, as customer and supplier relationship intangible assets associated with the Company’s acquisition of Innovative in fiscal 2008 were fully amortized as of June 30, 2009. The lower amortization expense in TSG was partially offset by an increase in payroll-related costs primarily for incentives as a result of the higher sales volumes, as well as, the mix of performance to plan in different business lines and product groups. The increase in Corporate/Other SG&A expenses was primarily due to higher professional fees of $4.1 million. Of this increase in professional fees in fiscal 2011, $2.8 million related to the post-implementation efforts of the Oracle ERP system, which was implemented in April 2010. In addition, fiscal 2010 professional fees include the application of $1.6 million of the total $3.9 million in proceeds received from the settlement of the litigation with the former CTS shareholders as reimbursement for reasonable attorney fees paid by the Company.

The Company recorded asset impairment charges of $37.7 million and $0.3 million in fiscal 2011 and fiscal 2010, respectively. During the second quarter of fiscal 2011, the Company concluded that certain software developed technology within HSG was no longer being sold. As a result the Company recorded an impairment charge of $0.1 million, which impacted HSG. During the fourth quarter of fiscal 2011, the Company concluded that it was no longer using certain indefinite-lived intangible assets related to HSG trade names. Accordingly, the Company recorded an impairment charge of $0.9 million, which impacted HSG. In addition, as a result of the annual goodwill impairment test on February 1, 2011, the Company concluded that impairment indicators existed with respect to certain of its goodwill and intangible assets related to non-competition agreements, customer relationships, and supplier relationships within TSG. As a result, the Company recorded impairment charges of $30.1 million related to its goodwill and $6.6 million related to its finite-lived intangible assets, which impacted TSG. In fiscal 2011, the Company recorded total goodwill and intangible asset impairment charges of $30.1 million and $7.6 million, respectively. These charges are discussed further in Note 4 to Consolidated Financial Statements titled, Restructuring Charges and in Note 5 to Consolidated Financial Statements titled, Goodwill and Intangible Assets. During fiscal 2010, the Company recorded asset impairment charges of $0.3 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business.

The Company recorded restructuring charges of $1.2 million and $0.8 million during fiscal 2011 and 2010, respectively. The restructuring charges recorded in fiscal 2011 consist of settlement costs of $0.4 million related to the payment of an obligation under the Company’s nonqualified executive retirement defined benefit pension plan for an executive officer (the “SERP”) who was part of the fiscal 2009 restructuring actions, as well as, $0.8 million of costs related to the Canada restructuring. In March 2011, the Company took restructuring actions designed to consolidate its Canadian operations and achieve cost savings, including closing its office in Montreal, Quebec and terminating five employees. In connection with these restructuring actions, the Company recorded $0.8 million in charges for severance costs, which impacted TSG. The lease for the Montreal, Quebec facility expired on April 14, 2011 and was not renewed. No significant additional charges are expected to be incurred with respect to these restructuring actions. The Company expects these restructuring actions to result in annualized cost savings of $1.0 million and expects to fully realize these cost savings in fiscal 2012. The fiscal 2010 restructuring charges primarily consist of settlement costs related to the payment of obligations under the SERP to two executive officers who were part of the restructuring actions taken in fiscal 2009. The Company’s restructuring actions are discussed further in the Restructuring Charges subsection of this MD&A and in Note 4 to Consolidated Financial Statements titled, Restructuring Charges.

Other (Income) Expenses

	Year ended March 31		(Unfavorable) favorable

(Dollars in thousands)	2011	2010	$	%
Other (income) expenses
Other income, net	$(2,320)	$(6,176)	$(3,856)	(62.4)%
Interest income	(130)	(31)	99	319.4%
Interest expense	1,301	970	(331)	(34.1)%
Total other (income) expenses, net	$(1,149)	$(5,237)	$(4,088)	(78.1)%

Other (income) expenses, net.    In fiscal 2011, the $2.3 million in other income primarily included a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain corporate-owned life insurance policies. In fiscal 2010, the $6.2 million in other income primarily included $2.3 million of the total $3.9 million in proceeds received from the settlement of the CTS litigation, which represented the jury’s damages award, $2.5 million of the total $4.8 million in proceeds received as a distribution from The Reserve Fund’s Primary Fund, and $0.8 million in gains incurred related to corporate-owned life insurance policies, which are held to satisfy the Company’s obligations under the SERP and other employee benefit plans. These amounts are discussed further in the subsection of this MD&A below titled, Investments, in Note 1 to Consolidated Financial Statements titled, Operations and Summary of Significant Accounting Policies, and in Note 12 to the Consolidated Financial Statements titled, Commitments and Contingencies.

Interest income.    The $0.1 million favorable change in interest income from fiscal 2010 to fiscal 2011 was due to the Company investing its excess cash balances in interest-bearing accounts with banks in fiscal 2011. In fiscal 2009, the Company adopted a more conservative investment strategy and maintained this strategy throughout fiscal 2010.

Interest expense.    Interest expense consists of costs associated with the Company’s current credit facility, the amortization of deferred financing fees, loans on corporate-owned life insurance policies, and capital leases. Interest expense increased $0.3 million in fiscal 2011 compared to fiscal 2010. The Company executed its current credit facility on May 5, 2009. Prior to that date, the Company did not have an active credit facility in place since January 20, 2009.

Income Taxes

The following table compares the Company’s income tax expense, benefits and effective tax rates for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31		(Unfavorable) favorable

(Dollars in thousands)	2011	2010	$	%
Income tax expense (benefit)	$2,188	$(5,176)	$(7,364)	nm
Effective tax rate	(4.1)%	323.5%

nm — not meaningful

The Company recorded an effective tax rate from continuing operations of (4.1%) in fiscal 2011 compared with a benefit from continuing operations at an effective rate of 323.5% in fiscal 2010. The effective tax rate for fiscal 2011 was lower than the statutory rate primarily due to a increase in the valuation allowance for federal and state deferred assets. The effective tax rate for fiscal 2010 was higher than the statutory rate primarily due to a decrease in the valuation allowance for federal and state deferred assets related to the five-year net operating loss carryback law change and certain foreign refund claims.

Fiscal 2010 Compared with Fiscal 2009

Net Sales and Operating Loss

The following table presents the Company’s consolidated revenues and operating results for the fiscal years ended March 31, 2010 and 2009:

	Year ended March 31		(Decrease) increase

(Dollars in thousands)	2010	2009	$	%
Net sales
Product	$512,459	$542,917	$(30,458)	(5.6)%
Service	121,861	178,040	(56,179)	(31.6)%
Total	634,320	720,957	(86,637)	(12.0)%
Cost of goods sold
Product	421,431	451,997	(30,566)	(6.8)%
Service	51,362	72,867	(21,505)	(29.5)%
Total	472,793	524,864	(52,071)	(9.9)%
Gross margin	161,527	196,093	(34,566)	(17.6)%
Gross margin percentage	25.5%	27.2%
Operating expenses
Selling, general, and administrative expenses	167,248	198,867	(31,619)	(15.9)%
Asset impairment charges	293	231,856	(231,563)	nm
Restructuring charges	823	40,801	(39,978)	nm
Operating loss	$(6,837)	$(275,431)	$268,594	nm
Operating loss percentage	(1.1)%	(38.2)%

nm — not meaningful.

The following table presents the Company’s revenues and operating results by business segment for the fiscal years ended March 31, 2010 and 2009:

	Fiscal year ended March 31		(Decrease) increase

(Dollars in thousands)	2010	2009	$	%
Hospitality (HSG)
Total sales from external customers	$83,155	$99,444	$(16,289)	(16.4)%
Gross margin	$51,463	$58,004	$(6,541)	(11.3)%
	61.9%	58.3%
Operating income (loss)	$7,666	$(115,070)	$122,736	106.7%
Retail (RSG)
Total sales from external customers	$110,351	$121,385	$(11,034)	(9.1)%
Gross margin	$23,326	$27,748	$(4,422)	(15.9)%
	21.1%	22.9%
Operating income (loss)	$5,759	$(17,856)	$23,615	132.3%
Technology (TSG)
Total sales from external customers	$440,814	$500,128	$(59,314)	(11.9)%
Gross margin	$87,501	$108,489	$(20,988)	(19.3)%
	19.8%	21.7%
Operating income (loss)	$9,407	$(89,684)	$99,091	110.5%
Total reportable business segments
Total sales from external customers	$634,320	$720,957	$(86,637)	(12.0)%
Gross margin	$162,290	$194,241	$(31,951)	(16.4)%
	25.6%	26.9%
Operating income (loss)	$22,832	$(222,610)	$245,442	110.3%
Corporate/Other
Gross margin	$(763)	$1,852	$(2,615)	(141.2)%
Operating loss	$(29,669)	$(52,821)	$23,152	43.8%
Total Company
Total sales from external customers	$634,320	$720,957	$(86,637)	(12.0)%
Gross margin	$161,527	$196,093	$(34,566)	(17.6)%
	25.5%	27.2%
Operating loss	$(6,837)	$(275,431)	$268,594	nm

nm — not meaningful

Net sales.    The $86.6 million decrease in net sales during fiscal 2010 compared to fiscal 2009 was primarily driven by declines in both hardware and service revenues due to lower volumes across all products and services offerings, with decreases of $22.4 million, $8.0 million, and $56.2 million in hardware, software, and services, respectively. These revenue decreases reflect a general reduction in customers’ IT spending due to weak macroeconomic conditions, which affected all three reportable business segments.

HSG’s sales were $16.3 million lower in fiscal 2010 compared to fiscal 2009 due to decreases of $6.3 million and $10.6 million in software and services revenues, respectively. The decline in HSG’s software and services revenues resulted from soft demand in the destination resort and commercial gaming markets. The decrease in HSG’s software and services revenues was partially offset by a $0.6 increase in hardware revenues due to a large customer sale. RSG’s sales decreased $11.0 million in fiscal 2010 compared to the prior year due to decreases of $2.8 million, $0.1 million, and $8.1 million in hardware, software, and service revenues, respectively. TSG’s sales fell $59.3 million year-over-year primarily driven by a decrease of $38.2 million in service revenues due to soft demand for high-end proprietary services. TSG’s hardware and software revenues also decreased $19.5 million and $1.6 million, respectively. During fiscal 2010, both RSG and TSG were impacted by customers’ reluctance to add IT infrastructure projects with pay-back periods longer than 12 months.

Gross margin.    The Company’s total gross margin percentage declined 170 basis points to 25.5% for fiscal 2010 from 27.2% for fiscal 2009. The decrease in the total gross margin percentage year-over-year was primarily due to a lower service margin, which declined to 57.9% in fiscal 2010 from 58.2% in fiscal 2009, driven by lower volumes of proprietary and remarketed services. Product gross margin increased to 16.6% in fiscal 2010 from 15.1% in fiscal 2009, which reflected a favorable mix of products and customers in the current year compared to the prior year.

HSG’s gross margin increased 360 basis points due to lower intangible asset amortization expense, which decreased $1.3 million in fiscal 2010 compared with fiscal 2009, as certain developed technology associated with the InfoGenesis acquisition was fully amortized as of December 31, 2008. In addition, HSG’s gross margin was unfavorably impacted in fiscal 2009 due to miscellaneous adjustments to costs of goods sold. RSG’s gross margin percentage decreased 180 basis points in fiscal 2010 compared to fiscal 2009. TSG’s gross margin percentage decreased 190 basis points in fiscal 2010 compared to fiscal 2009. RSG and TSG recognized a higher proportion of lower margin hardware revenues during fiscal 2010 versus proprietary service revenues, for which margins were higher.

Operating expenses.    The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses decreased $31.6 million, or 15.9%, in fiscal 2010 compared with fiscal 2009. This decrease was primarily due to lower payroll-related costs ($7.2 million), professional fees ($5.7 million), travel and entertainment expenses ($2.4 million), bad debt expense ($2.0 million), amortization expense related to customer and supplier relationship intangible assets ($10.2 million), and other expenses ($4.1million). These declines reflect the realization of cost savings from the restructuring actions and other expense reduction initiatives taken in fiscal years 2010 and 2009. In addition, in fiscal 2010, the Company applied $1.6 million of the total $3.9 million in proceeds received from the settlement of litigation with CTS as a reimbursement of the attorney fees paid by the Company.

From a business segment perspective, SG&A expenses decreased $6.9 million, $3.1 million, and $12.1 million in HSG, RSG, and TSG, respectively. Corporate/Other SG&A expenses decreased $9.5 million in fiscal 2010 compared with fiscal 2009. The reduction in HSG’s operating expenses is primarily a result of decreases in payroll-related expenses of $3.7 million, bad debt expenses of $0.9 million, travel and entertainment expenses of $0.8 million, and other expenses of $1.1 million. The lower compensation costs in HSG were primarily due to the capitalization of costs in connection with the development of the Guest 360 software. RSG’s SG&A expense reduction was primarily related to a decrease in salaries and wages expenses of $1.4 million, bad debt expenses of $1.3 million, and travel and entertainment expenses of $0.3 million. TSG’s SG&A expenses were lower primarily due to decreases of $1.9 million in payroll-related expenses and $9.9 million in intangible asset amortization expenses. Customer and supplier relationship intangible assets associated with the Innovative acquisition were fully amortized as of June 30, 2009. The lower Corporate/Other SG&A expenses primarily resulted from decreases of $1.2 million in payroll-related expenses, $0.7 million in travel and entertainment expenses, $5.4 million in professional fees, and $2.2 million in other expenses, which reflect the realized cost savings from the restructuring actions and other expense reduction initiatives taken in fiscal years 2010 and 2009. The reduction in professional fees in fiscal 2010 includes the application of $1.6 million of the total $3.9 million in proceeds received from the settlement of the litigation with the former CTS shareholders as reimbursement for reasonable attorney fees paid by the Company, combined with other cost containment initiatives. Payroll-related expenses in fiscal 2009 included a $3.5 million benefit from the reversal of share-based compensation expense related to stock options due to a change in the estimated forfeiture rate and the reversal of stock compensation expense related to restricted and performance shares as a result of restructuring actions taken.

The Company recorded asset impairment charges of $0.3 million and $231.9 million in fiscal 2010 and fiscal 2009, respectively. During fiscal 2010, the Company recorded asset impairment charges of $0.3 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business. The asset impairment charges recorded by the Company in fiscal 2009 consist of goodwill impairment charges of $229.5 million, not including goodwill impairment of $16.8 million and $3.8 million in finite-lived intangible asset impairment charges classified within restructuring charges, and an indefinite-lived intangible asset impairment charge of $2.4 million. The goodwill and intangible asset impairment charges are discussed further in Note 4 to Consolidated Financial Statements titled, Restructuring Charges and in Note 5 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.

The Company recorded restructuring charges of $0.8 million and $40.8 million during fiscal 2010 and 2009, respectively. The fiscal 2010 restructuring charges primarily consist of settlement costs related to the payment of obligations under the SERP to two former executives who were part of the restructuring actions taken in fiscal 2009. The fiscal 2009 restructuring charges consist of $23.5 million recorded during the first two quarters of fiscal 2009 related to the professional services restructuring actions, $13.4 million recorded during the third quarter of fiscal 2009 related to the third quarter management restructuring actions and relocation of the Company’s headquarters from Boca Raton, Florida to Solon, Ohio, and $3.9 million recorded during the fourth quarter of fiscal 2009 related to both the third and the fourth quarter management restructuring actions. The Company’s restructuring actions are discussed further in the Restructuring Charges subsection of this MD&A and in Note 4 to Consolidated Financial Statements titled, Restructuring Charges.

Other Expenses (Income)

	Year ended March 31		Favorable (unfavorable)

(Dollars in thousands)	2010	2009	$	%
Other (income) expenses
Other (income) expenses, net	$(6,176)	$7,180	$13,356	186.0%
Interest income	(31)	(536)	(505)	(94.2)%
Interest expense	970	1,208	238	19.7%
Total other (income) expenses, net	$(5,237)	$7,852	$13,089	166.7%

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

Income Taxes

The following table compares the Company’s income tax benefit and effective tax rates for the fiscal years ended March 31, 2010 and 2009:

	Year ended March 31		Favorable (unfavorable)

(Dollars in thousands)	2010	2009	$	%
Income tax benefit	$(5,176)	$(1,096)	$4,080	nm
Effective tax rate	323.5%	0.4%

The Company recorded an effective tax rate from continuing operations of 323.5% in fiscal 2010 compared with a benefit from continuing operations at an effective rate of 0.4% in fiscal 2009. The effective tax rate for fiscal 2010 was higher than the statutory rate primarily due to a decrease in the valuation allowance for federal and state deferred assets related to the five-year net operating loss carryback law change and certain foreign refund claims. The effective tax rate for fiscal 2009 was lower than the statutory rate primarily due to the impairment of nondeductible goodwill and an increase in the valuation allowance for federal and state deferred tax assets.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table provides aggregate information regarding the Company’s contractual obligations as of March 31, 2011.

	Payments due by fiscal year

(Dollars in thousands)	Total	Less than 1 year	1 to 3 Years		3 to 5 Years		More than 5 years
Capital leases (1)	$3,276	$1,561	$1,449		$266		$—
Operating leases (2)	26,422	5,025	9,377		6,661		5,359
SERP liability (3)	5,675	5,675	—		—		—
Other employee benefit obligations (4)	421	116	—		—		—
Purchase obligations (5)	330,000	330,000	—		—		—
Restructuring liabilities (6)	1,529	1,141	388		—		—
Unrecognized tax positions (7)	3,268	293	—		—		—
Total contractual obligations	$370,591	$343,811	$11,214	(8)	$6,927	(8)	$5,359	(8)

(1)

The total includes $548,000 in interest costs. Additional information regarding the Company’s capital lease obligations is contained in Note 7 to Consolidated Financial Statements titled, Lease Commitments.

(2)

Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding the Company’s operating lease obligations is contained in Note 7 to Consolidated Financial Statements titled, Lease Commitments.

(3)

On April 1, 2000, the Company implemented a nonqualified defined benefit pension plan for a current executive officer and certain of its former executive officers (the “SERP”). The SERP provides retirement benefits for the participants. The projected benefit obligation recognized by the Company for this plan was $5.7 million at March 31, 2011. On March 25, 2011, the Company terminated the SERP. A former officer of the Company who was part of the restructuring actions taken in the third quarter of fiscal 2009 was eligible for early retirement and elected to receive his benefit of approximately $2.5 million in the form of a lump sum distribution in December 2011. Due to limitations imposed by income tax regulations, the remaining SERP obligations totaling approximately $3.2 million will be distributed to participants in March 2012. See Note 9 to Consolidated Financial Statements titled, Additional Balance Sheet Information and Note 11 to Consolidated Financial Statements titled, Employee Benefit Plans, for additional information regarding the SERP.

(4)

Other employee benefit obligations consist of an additional service credit obligation related to the SERP and deferred compensation liabilities related to agreements for life insurance benefits (i.e., endorsement split-dollar life insurance) with certain former executives of the Company. The Company entered into an agreement with a former executive, providing him one additional year of service for purposes of calculating benefits under the SERP. Since this agreement was executed outside the SERP, the Company recorded the benefit obligation attributable to the additional service awarded under the agreement as a separate liability. The projected benefit liability for this obligation, which was recognized by the Company was approximately $0.1 million at March 31, 2011. This additional service credit obligation of $0.1 million will be paid to the former executive in fiscal 2012 in conjunction with the related SERP benefits, as a result of the SERP termination described in note (3) above. The Company has agreements with certain former executives that provide the executive’s beneficiary with a life insurance benefit. The Company recognized a liability of approximately $0.3 million, which represents the present value of the future benefits as of March 31, 2010. Since the obligation is not payable to the executive’s beneficiary until the former executive’s death, the timing of the cash outflows is not reasonably determinable and therefore, is not scheduled. See Note 11 to Consolidated Financial Statements titled, Employee Benefit Plans, for additional information regarding the endorsement split-dollar life insurance.

(5)

In connection with the sale of KSG, the Company entered into a product procurement agreement (“PPA”) with Arrow. Under the PPA, the Company is required to purchase a minimum of $330 million of products each year through the fiscal year ending March 31, 2012, adjusted for product availability and other factors. If the Company does not meet the minimum purchase requirements under the PPA, the Company will be required to pay Arrow an amount equal to 1.25% of the shortfall in purchases. This PPA is expected to be assumed by OnX, the acquirer of the TSG business, which is expected to occur in the fiscal 2012 second quarter.

(6)

The Company recorded restructuring liabilities related to the restructuring actions taken in fiscal 2011 and fiscal 2009. See the section to the MD&A titled, Restructuring Charges, and Note 4 to Consolidated Financial Statements titled, Restructuring Charges, for additional information regarding these restructuring liabilities.

(7)

The Company has recorded a liability for unrecognized income tax positions at March 31, 2011. Unrecognized tax positions are defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. See Note 10 to Consolidated Financial Statements titled, Income Taxes, for further information regarding unrecognized tax positions. The timing of certain potential cash outflows related to these unrecognized tax positions is not reasonably determinable and therefore, is not scheduled.

(8)	The amount of total contractual obligations with maturities greater than one year is not reasonably determinable, as discussed in notes (4) and (7) above.

The Company anticipates that cash on hand, funds from continuing operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service its obligations and other commitments arising during the foreseeable future.

Liquidity and Capital Resources

Overview

The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2011. The Company believes that cash flow from operating activities, cash on hand, availability under the credit facility as discussed below, and access to capital markets will provide adequate funds to meet its short-and long-term liquidity requirements. Additional information regarding the Company’s financing arrangements is provided in Note 8 to Consolidated Financial Statements titled, Financing Arrangements.

As of March 31, 2011 and 2010, the Company’s total debt was approximately $2.7 million and $0.7 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2011, 100% of the Company’s cash and cash equivalents were deposited in bank accounts. Therefore, the Company believes that credit risk is limited with respect to its cash and cash equivalents balances.

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

The Company’s Credit Facility also contains a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that in the fourth quarter, the Company would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of the company’s new proprietary property management system software, Guest 360™, as well as the acceleration of the time line related to the internal implementation of the new Oracle ERP system. On January 20, 2010, the company obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures reverted back to the $10.0 million limit for fiscal 2011 and for the remaining fiscal years under the Credit Facility’s term.

As of March 31, 2011, the Company had no amounts outstanding under the Credit Facility and due to availability of eligible accounts receivable, $41.6 million was available for future borrowings. However, at March 31, 2011, the Company would have been and still would be limited to borrowing no more than $26.5 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. The Company has no intention to borrow amounts under the Credit Facility in the near term. The Company expects to terminate the Credit Facility immediately prior to closing the TSG Sale.

Cash Flow

	Year ended March 31		(Decrease) increase	Year ended March 31

(Dollars in thousands)	2011	2010		$2009
Net Cash provided by (used for) continuing operations:
Operating activities	$14,783	$103,924	$(89,141)	$(80,407)
Investing activities	(5,710)	2,270	(7,980)	(11,111)
Financing activities	(657)	(77,524)	76,867	56,822
Effect of foreign currency fluctuations on cash	403	695	(292)	911
Cash flows provided by (used for) continuing operations	8,819	29,365	(20,546)	(33,785)
Net operating and investing cash flows (used for) provided by discontinued operations	—	(74)	74	94
Net increase (decrease) in cash and cash equivalents	$8,819	$29,291	$(20,472)	$(33,691)

Cash flow provided by operating activities.    The $14.8 million in cash provided by operating activities in fiscal 2011 was comprised of $55.5 million in losses from continuing operations, $57.1 million in non-cash adjustments to income from continuing operations, and $13.2 million in changes to operating assets and liabilities. Significant non-cash adjustments to the losses from continuing operations were $37.7 million in goodwill and intangible asset impairment charges, $14.1 million in depreciation and amortization expenses, $3.6 million in share-based compensation expense, and $4.1 million in deferred tax expense, partially offset by a $2.1 million gain on the redemption of corporate-owned life insurance policies. Significant changes in operating assets and liabilities primarily consisted of a $17.9 million increase in accounts receivable and a $6.2 million increase in inventories, which were offset by a $22.8 million increase in accounts payable, a $4.0 million increase in accrued liabilities, and an $8.3 million increase in income taxes payable. The increase in accounts receivable is reflective of an increase in the volume of sales that occurred in March 2011 compared with March 2010. In addition, during fiscal 2011, the Company experienced an increase in the aging of its accounts receivable balances, as days sales outstanding increased to 77 days at March 31, 2011 compared with 69 days at March 31, 2010. However, management believes this increase is related to timing and is not indicative of the credit quality of the Company’s customers. The increases in inventories and accounts payable were also a result of the higher sales volume in March 2011 compared with March 2010. The increase in accrued liabilities was mainly a result of higher payroll-related costs mostly related to incentives and liabilities accrued with respect to the Canadian restructuring. The $8.3 million change in income taxes was primarily a result of $9.7 million in income tax refunds received during fiscal 2011.

The $103.9 million in cash provided by operating activities in fiscal 2010 was comprised of $3.6 million in income from continuing operations, $24.7 million in non-cash adjustments to income from continuing operations, and $75.6 million in changes to operating assets and liabilities. Significant non-cash adjustments to income from continuing operations were $16.3 million in depreciation and amortization expenses, $2.4 million in share-based compensation expense, and $6.6 million in deferred tax expense, partially offset by $2.5 million in gains on the redemption of the investment in The Reserve Fund’s Primary Fund and $0.8 million in gains on corporate-owned life insurance policies. Significant changes in operating assets and liabilities primarily consisted of a $49.5 million reduction in accounts receivable, a $12.8 reduction in inventories, and a $41.9 million increase in accounts payable, partially offset by a $18.1 million reduction in accrued liabilities, and a $9.0 million change in income taxes due to income taxes receivable of $10.4 million recorded in fiscal 2010. The decrease in accounts receivable was driven by a lower sales volume and a significant improvement in days’ sales outstanding from 88 days at March 31, 2009 to 69 days at March 31, 2010. The increase in accounts payable reflected the termination and payment of the Company’s inventory financing agreement that was previously used to finance inventory purchases in May 2009 and that was recorded as a financing activity. Going forward, the Company intends to finance inventory purchases through accounts payable without a separate financing facility. The reduction in accrued liabilities was mainly a result of payments made in fiscal 2010 against amounts accrued with respect to restructuring actions taken in fiscal 2009, including $12.0 million in cash paid to settle employee benefit plan obligations.

Cash flow (used for) provided by investing activities.    In fiscal 2011, the $5.7 million in cash used for investing activities was primarily comprised of $16.0 million in proceeds received from the redemption of certain corporate-owned life insurance policies, which were offset by $1.1 million of additional investments in corporate-owned life insurance policies, $13.7 million of additional investments in marketable securities, and $7.0 million for the purchase of property, plant, and equipment. The Company used the proceeds from the redemption of certain corporate-owned life insurance policies to settle employee benefit plan obligations during fiscal 2011 and invested the remainder in marketable securities. The $7.0 million in capital expenditures in fiscal 2011 primarily consisted of amounts capitalized with respect to the Company’s development of enhancements related to its new property management software, Guest360™ and additional costs related to the implementation of the Oracle ERP software.

The $2.3 million in cash provided by investing activities in fiscal 2010 represented $4.8 million in proceeds received as a distribution of the Company’s investment in The Reserve Fund’s Primary Fund and $12.5 million in proceeds from borrowings against corporate-owned life insurance policies, partially offset by $1.7 million in additional investments in corporate-owned life insurance policies and $13.3 million for the purchase of property, plant, and equipment. The Company used the proceeds from amounts borrowed against corporate-owned life insurance policies to settle employee benefit plan obligations during fiscal 2010. The $13.3 million in capital expenditures in fiscal 2010 primarily consisted of amounts capitalized with respect to the Company’s development of its new property management software, Guest360™, and implementation of the Oracle ERP software.

Cash flow used for financing activities.    The $0.6 million in cash used for financing activities in fiscal 2011 represented principal payments on capital lease obligations and $0.2 million related to shares withheld for income taxes on the exercise or vesting of stock compensation awards.

The $77.5 million in cash used for financing activities in fiscal 2010 were primarily comprised of $74.5 million in payments on the Company’s previous inventory financing agreement, $1.6 million paid for debt financing costs related to the Company’s current Credit Facility, and $1.4 million in dividends paid.

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

The Company’s most significant accounting policies relate to the sale, purchase, and promotion of its products. The policies discussed below are considered by management to be critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No significant adjustments to the Company’s accounting policies were made in fiscal 2011. Specific risks for these critical accounting policies are described in the following paragraphs.

For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Revenue recognition.    The Company derives revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software) and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenues are recorded net of any applicable taxes collected and remitted to governmental agencies.

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

Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk, as well as historical trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the Company performs periodic credit evaluations of its customers.

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

Goodwill and Long-Lived Assets.    Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. In assessing the recoverability of the Company’s goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model and observed earnings and revenue trading multiples of identified peer companies. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, the Company may be required to record impairment charges for these assets in the period such determination was made. The Company’s goodwill and long-lived assets are described further in Note 5 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance addressing the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this guidance; however, the Company does not expect the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements, which is effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which is effective for the Company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The Company believes the adoption of this guidance will not have a material impact on its financial position, results of operations, cash flows, or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Business Combinations

Triangle Hospitality Solutions Limited – Fiscal 2009

On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in the accompanying Consolidated Financial Statements from that date forward. Triangle enhanced the Company’s international presence and growth strategy in the UK, as well as solidified the Company’s leading position in the hospitality, stadium, and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the Company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. Due to purchase price adjustments to increase goodwill by $0.4 million during the third quarter of fiscal 2009 and to decrease goodwill by $0.4 million in the first quarter of fiscal 2010, as well as the cumulative impact of favorable foreign currency fluctuations of $0.4 million, the goodwill attributed to the Triangle acquisition is $3.1 million at March 31, 2011. Goodwill that resulted from the Triangle acquisition will be deductible for income tax purposes.

Discontinued Operations

TSG’s China and Hong Kong Operations – Fiscal 2009

In July 2008, the Company decided to discontinue its TSG operations in China and Hong Kong. As a result, the Company classified TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s Hong Kong operations, which primarily consisted of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. TSG’s China and Hong Kong operations were reported as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the periods presented.

Restructuring Charges

Canada Restructuring.    During the fourth quarter of fiscal 2011, the Company took restructuring actions designed to consolidate its Canadian operations and achieve cost savings, including closing its office in Montreal, Quebec and terminating five employees. In connection with these restructuring actions, the Company recorded $0.8 million in charges for severance costs, which impacted TSG. The lease for the Montreal, Quebec facility expired on April 14, 2011 and was not renewed. No significant additional charges are expected to be incurred with respect to these restructuring actions. The Company expects these restructuring actions to result in annualized cost savings of $1.0 million and expects to be fully realize these cost savings in fiscal 2012.

First and Second Quarters Fiscal 2009 Professional Services Restructuring.    During the first and second quarters of fiscal 2009, the Company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups, resulting in a workforce reduction that was mainly comprised of service personnel. The Company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. A total of $23.5 million in restructuring charges were recorded during fiscal 2009 ($23.1 million and $0.4 million in the first and second quarters of fiscal 2009, respectively) for these actions. The costs related to one-time termination benefits associated with the workforce reduction ($2.5 million and $0.4 million in the first and second quarters of fiscal 2009, respectively), and goodwill and intangible asset impairment charges ($20.6 million in the first quarter of fiscal 2009), which related to the Company’s fiscal 2005 acquisition of CTS. Payment of these one-time termination benefits was substantially complete in fiscal 2009. The entire $23.5 million restructuring charge relates to TSG.

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

Third Quarter Fiscal 2009 Management Restructuring.    During the third quarter of fiscal 2009, the Company took steps to realign its cost and management structure. During October 2008, the Company’s former Chairman, President and CEO announced his retirement. In addition, four Company vice presidents, as well as other support personnel, were terminated. The Company also relocated its headquarters from Boca Raton, Florida, to Solon, Ohio, where the Company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in restructuring charges totaling $13.4 million in fiscal 2009, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of $4.5 million under the Company’s SERP. An additional $0.2 million expense was incurred in the fourth quarter of fiscal 2009 as a result of an impairment to the leasehold improvements at the Company’s former headquarters in Boca Raton, Florida. These restructuring charges are included in Corporate/Other.

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

During fiscal 2011, the Company recorded an additional $0.4 million in restructuring charges associated with the restructuring actions taken in the third quarter of fiscal 2009. The additional restructuring charges were primarily comprised of non-cash settlement charges related to the payment of an obligation under the Company’s SERP to a former executive.

The restructuring actions discussed above resulted in restructuring charges totaling $1.2 million, $0.8 million, and $40.8 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively. The Company expects to incur additional net restructuring charges of approximately $10,000 between fiscal 2012 and fiscal 2014 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

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

During fiscal 2011, the Company received additional distributions totaling $0.1 million from the Primary Fund and presented the distributions as a cash inflow from investing activities in the Consolidated Statements of Cash Flows. In addition, the Company recognized gains related to these distributions totaling $0.1 million within “Other (income) expenses, net” in the Consolidated Statements of Operations. At March 31, 2011, the Company had a remaining uncollected balance of its Primary Fund investment totaling $0.4 million, for which a reserve was previously recorded in fiscal 2009. The Company is unable to estimate the timing of future distributions, if any, from the Primary Fund.

Investments in Corporate-Owned Life Insurance Policies and Marketable Securities

The Company invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of certain employee benefit plans. Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Company’s Consolidated Balance Sheets. The Company’s investment in corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value, at the balance sheet date. The Company took loans totaling $12.5 million against these policies in fiscal 2010 and used the proceeds for the payment of obligations under the SERP. The Company was not obligated to repay and did not repay these loans. The aggregate cash surrender value of these life insurance policies was $12.8 million (net of policy loans totaling $12.5 million) at March 31, 2010. In fiscal 2011, the Company recorded $2.2 million in proceeds as a death benefit from the corporate-owned life insurance policies and recognized a gain of $2.1 million, which is classified within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. Also in fiscal 2011, the Company surrendered the remaining company-owned life insurance policies held within the Rabbi Trust, receiving proceeds of $13.7 million, which was equal to their net cash surrender value on the surrender date. These proceeds were re-invested in marketable equity securities, which are also held within the Rabbi Trust.

Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. The Company entered into a separate agreement with each of the former executives covered by these arrangements whereby the Company splits a portion of the policy benefits with the former executive’s designated beneficiary. At March 31, 2010, the Company recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. This expense was classified within “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. The related liability, which was $0.3 million at both March 31, 2011 and 2010, was recorded within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts was $3.3 million (net of policy loans of $0.2 million) and $3.1 million (net of policy loans of $0.2 million) at March 31, 2011 and 2010, respectively.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. The Company recorded losses of 0.2 million, gains of $0.8 million, and losses of $4.6 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively, related to the corporate-owned life insurance policies.

The Company’s investment in marketable equity securities are held within the Rabbi Trust and classified as available for sale. However, these investments are restricted by the terms of the Rabbi Trust agreement and may only be used to satisfy the benefit obligations of the Company’s nonqualified benefit plans or to satisfy the obligations of the Company’s general creditors under an insolvency. The aggregate fair value of the Company’s marketable securities was $13.7 million and $21,000 at March 31, 2011 and 2010, respectively, which was classified within “Prepaid and other current assets” and “Other non-current assets” in the Company’s Consolidated Balance Sheets. Realized gains and losses are determined on the basis of specific identification. During fiscal 2011, sales proceeds were $14,000 and there were no realized gains or losses. During fiscal 2010, sales proceeds and realized losses were $61,000 and $91,000, respectively. During fiscal 2009, sales proceeds and realized gains were $0.1 million and $24,000, respectively. The Company used the sales proceeds in fiscal 2011, fiscal 2010, and fiscal 2009 to pay for the cost of actuarial and professional fees related to the employee benefit plans. At March 31, 2011 and 2010, there were no unrealized gains or losses on available-for-sale securities included in other comprehensive income.

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

The Company sells products and services internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results did not have a material impact on the Company’s results of operations for the 2011, 2010, or 2009 fiscal years.

The Company believes that inflation has had a nominal effect on its results of operations in fiscal years 2011, 2010, and 2009 and does not expect inflation to be a significant factor in fiscal 2012.

Forward Looking Information

This Annual Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Annual Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, expected benefits and outcomes from our recent ERP implementation, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences related to the concentrated ownership of our outstanding shares by MAK Capital, unanticipated deterioration in economic and financial conditions in the United States and around the world or the consequences, and uncertainties associated with the proposed sale of the Company’s TSG business to OnX Enterprise Solutions, including uncertainties related to the anticipated timing of filings and approvals relating to the transaction, the expected timing of completion of the transaction, and the ability to complete the transaction. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.

Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in this Annual Report filed with the SEC, under Item 1A, “Risk Factors.” Copies are available from the SEC or the Agilysys web site.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company has assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. Systems are in place for continuous measurement and evaluation of foreign exchange exposures so that timely action can be taken when considered desirable. Reducing exposure to foreign currency fluctuations is an integral part of the Company’s risk management program. Financial instruments in the form of forward exchange contracts are employed, when deemed necessary, as one of the methods to reduce such risk. There were no foreign currency exchange contracts executed by the Company during fiscal years 2011, 2010, or 2009. At March 31, 2011, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

As discussed within Liquidity and Capital Resources in the MD&A, on January 20, 2009, the Company terminated its five-year $200 million revolving credit facility. At the time of the termination, there were no amounts outstanding under this credit facility. Therefore, the Company did not have a revolving credit facility in place at March 31, 2009. There were no amounts outstanding under this credit facility in fiscal years 2009 or 2008. On May 5, 2009, the Company entered into a new $50 million revolving credit facility. There were no amounts outstanding on the new credit facility as of March 31, 2011 or 2010. While the Company is exposed to interest rate risk from the floating-rate pricing mechanisms on its new revolving credit facility, it does not expect interest rate risk to have a significant impact on its business, financial condition, or results of operations during fiscal 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011.

Ernst & Young LLP, our independent registered public accounting firm, issued their report regarding the Company’s internal control over financial reporting as of March 31, 2011, which is included elsewhere herein.

Change in Internal Control over Financial Reporting

The Company continues to integrate each acquired entity’s internal controls over financial reporting into the Company’s own internal controls over financial reporting, as well as improve such controls, and will continue to review and, if necessary, make changes to each acquired entity’s internal controls over financial reporting until such integration is complete. Other than the items described above, no changes in its internal control over financial reporting occurred during the Company’s last quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of the Company, the Audit Committee, the Company’s Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors” and “Corporate Governance and Related Matters” in the Company’s Proxy Statement to be used in connection with the Company’s 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers, and holders of more than five percent of the Company’s equity securities will be set forth in the 2011 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.” Information required by this Item as to the executive officers of the Company is included as Item 4A in Part I of this Annual Report as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Company adopted a Code of Business Conduct that applies to all Directors and employees of the Company, including the Interim Chief Executive Officer, Chief Financial Officer, and Controller. The Code is available on the Company’s website at http://www.agilysys.com.

Item 11.	Executive Compensation.

The information required by this Item is set forth in the Company’s 2011 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in the Company’s 2011 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the Company’s 2011 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s 2011 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.    The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the years ended March 31, 2011, 2010, and 2009

Consolidated Balance Sheets as of March 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2011, 2010, and 2009

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

signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, on June 14, 2011.

AGILYSYS, INC.

/S/ JAMES H. DENNEDY
James H. Dennedy
Interim President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 14, 2011.

Signature	Title

/S/ JAMES H. DENNEDY	Interim President, Chief Executive Officer and Director
James H. Dennedy	(Principal Executive Officer)

/S/ HENRY R. BOND	Senior Vice President and Chief Financial Officer
Henry R. Bond	(Principal Financial Officer)

/S/ JOHN T. DYER	Vice President and Controller
John T. Dyer

/S/ KEITH M. KOLERUS	Chairman and Director
Keith M. Kolerus

/S/ THOMAS A. COMMES	Director
Thomas A. Commes

/S/ R. ANDREW CUEVA	Director
R. Andrew Cueva

/S/ MARTIN F. ELLIS	Special Advisor to the Chairman and Director
Martin F. Ellis

/S/ HOWARD V. KNICELY	Director
Howard V. Knicely

/S/ ROBERT A. LAUER	Director
Robert A. Lauer

/S/ ROBERT G. MCCREARY, III	Director
Robert G. McCreary, III

/S/ JOHN MUTCH	Director
John Mutch

agilysys, inc. and subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2011

report of Ernst & Young LLP, independent registered public accounting firm

The Board of Directors and Shareholders

of Agilysys, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the accompanying financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agilysys, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

June 14, 2011

report of Ernst & Young LLP independent registered public accounting firm on internal control over financial reporting

The Board of Directors and Shareholders

of Agilysys, Inc. and Subsidiaries

We have audited Agilysys, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agilysys, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Agilysys, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agilysys, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 and our report dated June 14, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

June 14, 2011

agilysys, inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended March 31

(In thousands, except share and per share data)	2011	2010	2009
Net sales:
Products	$545,348	$512,459	$542,917
Services	130,122	121,861	178,040
Total net sales	675,470	634,320	720,957
Cost of goods sold:
Products	460,969	421,431	451,997
Services	56,810	51,362	72,867
Total cost of goods sold	517,779	472,793	524,864
Gross margin	157,691	161,527	196,093
Operating expenses:
Selling, general, and administrative expenses	173,211	167,248	198,867
Asset impairment charges	37,721	293	231,856
Restructuring charges	1,195	823	40,801
Operating loss	(54,436)	(6,837)	(275,431)
Other (income) expenses:
Other (income) expenses, net	(2,320)	(6,176)	7,180
Interest income	(130)	(31)	(536)
Interest expense	1,301	970	1,208
(Loss) income before income taxes	(53,287)	(1,600)	(283,283)
Income tax expense (benefit)	2,188	(5,176)	(1,096)
(Loss) income from continuing operations	(55,475)	3,576	(282,187)
Discontinued operations:
Loss from operations of discontinued components, net of taxes	—	(29)	(1,464)
Loss on disposal of discontinued component, net of taxes	—	—	(483)
Loss from discontinued operations	—	(29)	(1,947)
Net (loss) income	$(55,475)	$3,547	$(284,134)
(Loss) earnings per share — basic:
(Loss) income from continuing operations	$(2.44)	$0.16	$(12.49)
Loss from discontinued operations	—	(0.00)	(0.09)
Net (loss) income	$(2.44)	$0.16	$(12.58)
(Loss) earnings per share — diluted:
(Loss) income from continuing operations	$(2.44)	$0.15	$(12.49)
Loss from discontinued operations	—	(0.00)	(0.09)
Net (loss) income	$(2.44)	$0.15	$(12.58)
Weighted average shares outstanding:
Basic	22,785,192	22,626,586	22,586,603
Diluted	22,785,192	23,087,742	22,586,603

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Balance Sheets

	March 31

(In thousands, except share and per share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$74,354	$65,535
Accounts receivable, net of allowance of $1,532 in fiscal 2011 and $1,716 in fiscal 2010	123,666	104,808
Inventories, net of allowance of $2,067 in fiscal 2011 and $1,753 in fiscal 2010	20,632	14,446
Deferred income taxes — current, net	—	144
Prepaid expenses	3,063	4,399
Income taxes receivable	1,583	10,394
Other current assets	6,494	726
Total current assets	229,792	200,452
Goodwill	20,569	50,418
Intangible assets, net of amortization of $67,530 in fiscal 2011 and $55,806 in fiscal 2010	22,535	32,510
Deferred income taxes — non-current	—	899
Other non-current assets	12,959	18,175
Property and equipment
Furniture and equipment	46,563	40,299
Software	49,793	41,864
Leasehold improvements	9,771	9,699
Project expenditures not yet in use	739	7,025
	106,866	98,887
Accumulated depreciation and amortization	80,323	70,892
Property and equipment, net	26,543	27,995
Total assets	$312,398	$330,449
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$93,486	$70,171
Deferred revenue	27,914	23,810
Accrued liabilities	23,887	17,183
Income taxes payable	156	—
Deferred income taxes — current, net	77	—
Capital lease obligations — current	1,267	311
Total current liabilities	146,787	111,475
Deferred income taxes — non-current, net	3,894	412
Capital lease obligations — non-current	1,461	384
Other non-current liabilities	12,152	19,254
Commitments and contingencies (see Note 12)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,022,398 and 22,932,043 shares outstanding in fiscal 2011 and fiscal 2010, respectively	9,482	9,482
Capital in excess of stated value	(5,421)	(8,770)
Retained earnings	146,659	202,134
Treasury stock (8,584,433 at March 31, 2011 and 8,674,788 at March 31, 2010)	(2,575)	(2,602)
Accumulated other comprehensive loss	(41)	(1,320)
Total shareholders’ equity	148,104	198,924
Total liabilities and shareholders’ equity	$312,398	$330,449

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31

(In thousands)	2011	2010	2009
Operating activities
Net (loss) income	$(55,475)	$3,547	$(284,134)
Add: Loss (income) from discontinued operations	—	29	1,947
(Loss) income from continuing operations	(55,475)	3,576	(282,187)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities (net of effects from business acquisitions):
Asset impairment charges	37,721	293	249,983
Impairment of investment in The Reserve Fund’s Primary Fund	—	—	3,001
Gain on cost investment	—	—	(56)
Gain on redemption of investment in The Reserve Fund’s Primary Fund	(147)	(2,505)	—
Gain on redemption of corporate-owned life insurance policies	(2,065)	—	—
Loss on sale of securities	—	91	—
Loss on disposal of property and equipment	—	—	494
Depreciation	4,698	3,914	4,032
Amortization	9,440	12,400	23,651
Deferred income taxes	4,133	6,596	(7,035)
Stock based compensation	3,614	2,426	457
Excess tax benefit from exercise of stock options	—	(9)	—
Change in cash surrender value of corporate-owned life insurance policies	179	(802)	4,610
Changes in operating assets and liabilities:
Accounts receivable	(17,908)	49,481	14,909
Inventories	(6,186)	12,839	(1,763)
Accounts payable	22,773	41,889	(68,809)
Accrued liabilities	4,004	(18,076)	(23,520)
Income taxes payable (receivable)	8,267	(9,021)	14,483
Other changes, net	2,213	(1,451)	(1,808)
Other non-cash adjustments, net	(478)	2,283	(10,849)
Total adjustments	70,258	100,348	201,780
Net cash provided by (used for) operating activities	14,783	103,924	(80,407)
Investing activities
Proceeds from (claim on) The Reserve Fund’s Primary Fund	147	4,772	(5,268)
Proceeds from redemption of/borrowings against corporate-owned life insurance policies	15,980	12,500	—
Additional investments in corporate-owned life insurance policies	(1,129)	(1,712)	(5,996)
Proceeds from redemption of cost basis investment	—	—	9,513
Proceeds from sale of marketable securities	14	61	81
Additional investments in marketable securities	(13,731)	(45)	(4)
Acquisition of business, net of cash acquired	—	—	(2,381)
Purchase of property and equipment	(6,991)	(13,306)	(7,056)
Net cash (used for) provided by investing activities	(5,710)	2,270	(11,111)
Financing activities
Floor plan financing agreement, net	—	(74,468)	59,607
Proceeds from borrowings under credit facility	15,235	5,077	—
Principal payments under credit facility	(15,235)	(5,077)	—
Debt financing costs	—	(1,578)	—
Principal payment under long-term obligations	(419)	(216)	(67)
Issuance of common shares	—	89	—
Repurchase of common shares to satisfy employee tax withholding	(238)	—	—
Excess tax benefit from exercise of stock options	—	9	—
Dividends paid	—	(1,360)	(2,718)
Net cash (used for) provided by financing activities	(657)	(77,524)	56,822
Effect of exchange rate changes on cash	403	695	911
Cash flows provided by (used for) continuing operations	8,819	29,365	(33,785)
Cash flows of discontinued operations — operating	—	(74)	94
Net increase (decrease) in cash	8,819	29,291	(33,691)
Cash at beginning of year	65,535	36,244	69,935
Cash at end of year	$74,354	$65,535	$36,244
Supplemental disclosures of cash flow information:
Cash payments for interest	$707	$410	$74
Cash (refunds) payments for income taxes, net	$(9,695)	$(2,715)	$339
Acquisitions of property and equipment under capital leases	$3,237	$637	$107
Change in value of available-for-sale securities, net of taxes	$13,720	$(16)	$(17)

See accompanying notes to consolidated financial statements.

agilysys, inc. and subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Shares				Capital in excess of stated value	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Issued		In Treasury
(In thousands, except per share data)	Shares	Stated value	Shares	Stated value
Balance at April 1, 2008	31,569	$9,471	(8,978)	$(2,694)	$(11,574)	$486,799	$(2,537)	$479,465
Cash dividends ($0.12 per share)	—	—	—	—	—	(2,718)	—	(2,718)
Non-cash stock based compensation expense	(45)	(14)	—	—	446	—	—	432
Restricted shares issued from treasury shares	—	—	81	25	—	—	—	25
Comprehensive loss:
Net loss	—	—	—	—	—	(284,134)	—	(284,134)
Unrealized translation adjustment	—	—	—	—	—	—	(1,741)	(1,741)
Unrealized gain on securities net of $(7) in tax benefits	—	—	—	—	—	—	(17)	(17)
Net actuarial gains and prior service cost on curtailment of defined benefit pension plans, net of $871 in taxes	—	—	—	—	—	—	1,405	1,405
Total comprehensive loss								(284,487)
Balance at March 31, 2009	31,524	$9,457	(8,897)	$(2,669)	$(11,128)	$199,947	$(2,890)	$192,717
Cash dividends ($0.06 per share)	—	—	—	—	—	(1,360)	—	(1,360)
Non-cash stock based compensation expense	—	—	—	—	1,588	—	—	1,588
Restricted shares issued	70	21	197	59	758	—	—	838
Shares issued upon exercise of stock options	13	4	25	8	77	—	—	89
Tax deficit related to exercise of stock options	—	—	—	—	(65)	—	—	(65)
Comprehensive income:
Net income	—	—	—	—	—	3,547	—	3,547
Unrealized translation adjustment	—	—	—	—	—	—	1,320	1,320
Unrealized loss on securities	—	—	—	—	—	—	91	91
Net actuarial gains and prior service cost on defined benefit pension plans, net of $104 in taxes	—	—	—	—	—	—	159	159
Total comprehensive income								5,117
Balance at March 31, 2010	31,607	$9,482	(8,675)	$(2,602)	$(8,770)	$202,134	$(1,320)	$198,924
Non-cash stock based compensation expense	—	—	—	—	2,553	—	—	2,553
Restricted shares issued	—	—	110	33	1,028	—	—	1,061
Shares issued upon exercise of stock options and SSARs	—	—	23	6	(6)	—	—	—
Shares withheld for taxes upon exercise of stock options and SSARs or vesting of restricted shares	—	—	(42)	(12)	(226)	—	—	(238)
Comprehensive loss:
Net loss	—	—	—	—	—	(55,475)	—	(55,475)
Unrealized translation adjustment	—	—	—	—	—	—	565	565
Net actuarial gains and prior service cost on curtailment of defined benefit pension plans, net of $467 in taxes	—	—	—	—	—	—	714	714
Total comprehensive loss								(54,196)
Balance at March 31, 2011	31,607	$9,482	(8,584)	$(2,575)	$(5,421)	$146,659	$(41)	$148,104

See accompanying notes to consolidated financial statements.

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

The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2011 refers to the fiscal year ended March 31, 2011.

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

Related party transactions.    In connection with the move of its headquarters from Florida to Ohio during fiscal year 2009, the Company provided relocation assistance to an executive officer who was required to relocate. This relocation assistance included costs related to temporary housing, commuting expenses, sales and broker commissions, moving expenses, costs to maintain the executive’s former residence while it was on the market and the loss, if any, associated with the sale of the executive’s former residence. For more information, refer to the Summary Compensation Table for fiscal year 2009, in the Company’s 2009 Proxy Statement under the heading, “Executive Compensation.”

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

Revenue recognition.    The Company derives revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software) and services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenues are presented net of any applicable taxes collected and remitted to governmental agencies.

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

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for stock incentive awards exercised or vested (i.e., excess tax benefits) are classified as financing cash flows in the Consolidated Statements of Cash Flows. Additional information regarding the excess tax benefits related to stock incentive awards is provided in Note 16, Share-Based Compensation.

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

Comprehensive (loss) income.    Comprehensive (loss) income is the total of net (loss) income, as currently reported under GAAP, plus other comprehensive (loss) income. Other comprehensive (loss) income considers the effects of additional transactions and economic events that are not required to be recorded in determining net (loss) income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive (loss) income for fiscal years 2009, 2010, and 2011 are as follows:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities	Unamortized net actuarial gains, losses and prior service cost	Accumulated other comprehensive income (loss)
Balance at April 1, 2008	$(243)	$(74)	$(2,220)	$(2,537)
Change during fiscal 2009	(1,741)	(17)	1,405	(353)
Balance at March 31, 2009	(1,984)	(91)	(815)	(2,890)
Change during fiscal 2010	1,320	91	159	1,570
Balance at March 31, 2010	(664)	—	(656)	(1,320)
Change during fiscal 2011	565	—	714	1,279
Balance at March 31, 2011	$(99)	$—	$58	$(41)

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

In fiscal 2011, Verizon Communications, Inc. represented 23% of Agilysys total sales and 32% of TSG’s total sales. In fiscal 2010, Verizon Communications, Inc. represented 27% of Agilysys total sales and 39% of TSG’s total sales. In fiscal 2009, Verizon Communications, Inc. represented 23% of Agilysys total sales and 33% of TSG’s total sales.

Allowance for doubtful accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as historic trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk the Company performs periodic credit evaluations of its customers.

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

Investments in corporate-owned life insurance policies and marketable securities.    The Company invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of its employee benefit plans, including a benefit equalization plan (“BEP”) and supplemental executive retirement plan (“SERP”). Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Company’s Consolidated Balance Sheets. The Company’s investment in corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value, at the balance sheet date. The Company took loans totaling $12.5 million against these policies in fiscal 2010 and used the proceeds for the payment of obligations under its SERP. The Company was not obligated to repay and did not repay these loans. The aggregate cash surrender value of these life insurance policies was $12.8 million (net of policy loans totaling $12.5 million) at March 31, 2010. In fiscal 2011, the Company recorded $2.2 million in proceeds as a death benefit from the corporate-owned life insurance policies and recognized a gain of $2.1 million, which is classified within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. Also in fiscal 2011, the Company surrendered the remaining company-owned life insurance policies held within the Rabbi Trust, receiving proceeds of $13.7 million, which was equal to their net cash surrender value on the surrender date. These proceeds were re-invested in marketable equity securities, which are also held within the Rabbi Trust.

Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. The Company entered into a non-cancelable separate agreement with each of the former executives covered by these arrangements whereby the Company must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive’s designated beneficiary. At March 31, 2010, the Company recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. This expense was classified within “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. The related liability, which was $0.3 million at both March 31, 2011 and 2010, was recorded within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within “Other non-current assets” in the Company’s Consolidated Balance Sheets, was $3.3 million (net of policy loans of $0.2 million) and $3.1 million (net of policy loans of $0.2 million) at March 31, 2011 and 2010, respectively.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. The Company recorded losses of $0.2 million, gains of 0.8 million, and losses of $4.6 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively, related to the corporate-owned life insurance policies.

The Company’s investment in marketable equity securities are held within the Rabbi Trust and classified as available for sale. However, these investments are restricted by the terms of the Rabbi Trust agreement and may only be used to satisfy the benefit obligations of the Company’s nonqualified benefit plans or to satisfy the obligations of the Company’s general creditors under an insolvency. The aggregate fair value of the Company’s marketable securities was $13.7 million and $21,000 at March 31, 2011 and 2010, respectively, which was classified within “Prepaid and other current assets” and “Other non-current assets” in the Company’s Consolidated Balance Sheets. Realized gains and losses are determined on the basis of specific identification. During fiscal 2011, sales proceeds were $14,000 and there were no realized gains or losses. During fiscal 2010, sales proceeds and realized losses were $61,000 and $91,000, respectively. During fiscal 2009, sales proceeds and realized gains were $0.1 million and $24,000, respectively. The Company used the sales proceeds in fiscal 2011, fiscal 2010, and fiscal 2009 to pay for the cost of actuarial and professional fees related to the employee benefit plans. At March 31, 2011 and 2010, there were no unrealized gains or losses on available-for-sale securities included in other comprehensive income.

Goodwill.    Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company conducts its annual goodwill impairment test on February 1st of each fiscal year. As a result of the analysis performed on February 1, 2011, indicators of impairment arose with respect to the Company’s goodwill. Therefore, the Company initiated a “step-two” analysis to measure the amount of impairment loss by comparing the implied fair value of each reporting unit’s goodwill to its carrying value. The fair value of each reporting unit was calculated using discounted cash flow analyses and weighted average costs of capital of 16.0% to 25.5%, depending on the risks of the various reporting units. Based on the results of the “step-two” analysis, the Company recorded goodwill impairment charges totaling $30.1 million, which were classified within “Asset impairment charges” in the Company’s Consolidated Statements of Operations.

As a result of the analysis performed on February 1, 2010, the Company concluded that there was no impairment of the recorded goodwill or other indefinite-lived intangible assets. However, in the first quarter of fiscal 2009, impairment indicators arose with respect to the Company’s goodwill. Therefore, during the first quarter of fiscal 2009, the Company also initiated a “step-two” analysis. The fair value of each reporting unit was calculated using discounted cash flow analyses and weighted average costs of capital of 15.5% to 23.5%, depending on the risks of the various reporting units. This “step-two” analysis was not complete as of June 30, 2008. Therefore, the Company recognized an estimated impairment charge of $33.6 million as of June 30, 2008, pending completion of the analysis. This amount did not include $16.8 million in goodwill impairment related to the acquisition of CTS Corporation (“CTS”) that was classified within “Restructuring charges” in the Consolidated Statements of Operations in the first quarter of fiscal 2009. The “step-two” analysis was updated and completed in the second quarter of fiscal 2009, resulting in the Company recognizing an additional goodwill impairment charge of $112.0 million.

The Company conducted its annual goodwill impairment test as of February 1, 2009 and updated the analyses performed in the first and second quarters of fiscal 2009. Based on the analysis, the Company concluded that a further impairment of goodwill had occurred. As a result, the Company recorded an additional impairment charge of $83.9 million in the fourth quarter of fiscal 2009. Total goodwill impairment charges recorded during fiscal 2009 were $229.5 million, not including the $16.8 million classified within restructuring charges in the first quarter of fiscal 2009. Except for the impairment charges classified within restructuring charges, the goodwill impairment charges recorded during fiscal 2009 were classified within “Asset impairment charges” in the Company’s Consolidated Statement of Operations.

There were no new impairment indicators at March 31, 2011. Additional information regarding the Company’s goodwill and impairment analyses is provided in Note 5, Goodwill and Intangible Assets, and Note 17, Fair Value Measurements.

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

During the second quarter of fiscal 2011, the Company concluded that certain software developed technology within HSG was no longer being sold. As a result, the Company recorded an impairment charge of $0.1 million. During the fourth quarter of fiscal 2011, the Company concluded that it was no longer using certain indefinite-lived intangible assets related to HSG trade names. Accordingly, the Company recorded an impairment charge of $0.9 million. In conjunction with the annual goodwill impairment test on February 1, 2011, the Company concluded that certain of its intangible assets related to non-competition agreements, customer relationships, and supplier relationships within TSG were fully impaired. As a result, the Company recorded impairment charges of $6.6 million related to these finite-lived intangible assets. The total impairment charges recorded with respect to intangible assets during fiscal 2011 of $7.6 million charges were classified within “Asset impairment charges” in the Company’s Consolidated Statements of Operations.

As a result of the annual impairment test performed on February 1, 2010, the Company concluded that there was no impairment of its finite-lived or indefinite-lived intangible assets. Additional information regarding the Company’s intangible assets and impairment analyses is provided in Note 5, Goodwill and Intangible Assets, and Note 17, Fair Value Measurements.

During the first quarter of fiscal 2009, management took actions to realign its cost structure. These actions included a $3.8 million impairment charge related to the Company’s customer relationship intangible asset that was classified within “Restructuring charges” in the Consolidated Statements of Operations. The restructuring actions are described further in Note 4, Restructuring Charges. Then, in connection with the annual goodwill impairment test performed as of February 1, 2009 (discussed below), the Company concluded that an impairment existed. As a result, in the fourth quarter of fiscal 2009, the Company recorded an impairment charge of $2.4 million related to the indefinite-lived intangible asset.

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

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up less than one percent of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements — 7 to 30 years; furniture — 7 to 10 years; equipment — 3 to 10 years; software — 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Capitalized project expenditures are not depreciated until the underlying project is completed. Total depreciation expense on property and equipment was $4.7 million, $3.9 million, and $4.0 million during fiscal 2011, 2010, and 2009, respectively. Total amortization expense on capitalized internal-use software was $3.9 million, $3.5 million, and $3.1 million during fiscal 2011, 2010, and 2009, respectively.

The Company evaluates the recoverability of its long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. During fiscal 2010, the Company recorded asset impairment charges of $0.3 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business. As of March 31, 2011 and 2010, the Company concluded that no additional impairment indicators existed.

Valuation of accounts payable.    The Company’s accounts payable has been reduced by amounts claimed from vendors for returns and other amounts related to certain incentive programs. Amounts related to incentive programs are recorded as adjustments to cost of goods sold or operating expenses, and are recorded as a reduction of accounts payable to the vendor or, within accounts receivable as a receivable from the vendor depending on the nature of the program. There is a time delay between the submission of a claim by the Company and confirmation of the claim by our vendors. Historically, the Company’s estimated claims have approximated amounts agreed to by vendors.

Supplier programs.    The Company participates in certain programs provided by various suppliers that enable it to earn volume incentives. These incentives are generally earned by achieving quarterly sales targets. The amounts earned under these programs are recorded as reductions of cost of sales when earned. In addition, the Company receives incentives from suppliers related to cooperative advertising allowances and other programs. These incentives generally relate to agreements with the suppliers and are recorded, when earned, as a reduction of cost of sales or advertising expense, as appropriate. All costs associated with advertising and promoting products are expensed in the year incurred. Cooperative reimbursements from suppliers, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Advertising and product promotional expenses, net of cooperative reimbursements received totaled $1.2 million, $0.9 million, and $2.2 million during the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

Concentrations of supplier risk.    Sales of products and services from the Company’s three largest original equipment manufacturers (“OEMs”) accounted for 49%, 53% and 61% of the Company’s sales volume during the fiscal years ended March 31, 2011, 2010, and 2009. Sales of products and services sourced through Oracle Corporation (“Oracle”) accounted for 15%, 18% and 28% of the Company’s sales volume in fiscal 2011, 2010, and 2009, respectively. Sales of products and services sourced through

Hewlett-Packard Corporation (“HP”) accounted for 17%, 16% and 16% of the Company’s sales volume in fiscal 2011, 2010, and 2009, respectively. Sales of products and services sourced through International Business Machines Corporation (“IBM”) accounted for 17%, 19% and 17% of the Company’s sales volume in fiscal 2011, 2010, and 2009, respectively. The loss of any of the top three OEMs or a combination of certain other OEMs could have a material adverse effect on the Company’s business, results of operations, and financial condition unless alternative products manufactured by others are available to the Company. In addition, although the Company believes that its relationships with OEMs are good, there can be no assurance that the Company’s OEMs will continue to supply products on terms acceptable to the Company.

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

The Company records a liability for “unrecognized tax positions,” defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company’s income taxes are described further in Note 10.

Recently adopted accounting standards.    In January 2010, the FASB issued authoritative guidance regarding fair value measurements. This guidance requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances, and settlements of assets and liabilities within Level 3 of the fair value hierarchy (see Note 17 for definitions of the fair value hierarchy levels). In addition, this guidance requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. On April 1, 2010, the Company adopted the required provisions of this guidance. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

On April 1, 2009, the Company adopted authoritative guidance issued by FASB on business combinations. The guidance modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The guidance also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements for exit and disposal activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows, or related disclosures.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. The guidance also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. The adoption of the guidance did not have an effect on the Company’s financial position, results of operations, cash flows, or related disclosures.

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

Recently issued accounting standards.    In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding when to perform a “step-two” goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance amends the criteria for performing “step-two” of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing a “step-two” analysis if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact this guidance; however, the Company does not expect the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In December 2010, the FASB issued authoritative guidance addressing the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this guidance; however, the Company does not expect the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements, which is effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which is effective for the Company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The Company believes the adoption of this guidance will not have a material impact on its financial position, results of operations, cash flows, or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, and related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Reclassifications.    Certain fiscal 2010 and 2009 product and service revenues and costs of sales were reclassified (no impact on total gross margin) in order to conform to current period reporting presentations. Certain fiscal 2010 and 2009 amounts related to corporate-owned life insurance policies were reclassified to conform to current period reporting presentation (no impact on income from continuing operations or cash flows (used for) provided by operations).

Correction of Error.    During the first quarter of fiscal 2011, the Company recorded an adjustment to increase income tax expense by $3.8 million. The adjustment increased the Company’s valuation allowance against its U.S. deferred tax assets and represents a correction of an error. In fiscal 2009, the Company erroneously considered the tax effect of indefinite-lived intangible assets as a source of future taxable income, when it established a significant U.S. valuation allowance against its U.S. deferred tax assets. Income (loss) before income taxes did not change. Net loss increased by $3.8 million, or $0.17 per share, due to this adjustment. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of this adjustment was immaterial to prior years’ financial statements as well as the full-year fiscal 2011 financial statements.

2.

ACQUISITIONS

Triangle Hospitality Solutions Limited – Fiscal 2009

On April 9, 2008, the Company acquired all of the shares of Triangle Hospitality Solutions Limited (“Triangle”), the UK-based reseller and specialist for the Company’s InfoGenesis products and services for $2.7 million, comprised of $2.4 million in cash and $0.3 million of assumed liabilities. Accordingly, the results of operations for Triangle have been included in these Consolidated Financial Statements from that date forward. Triangle enhanced the Company’s international presence and growth strategy in the UK, as well as solidified the Company’s leading position in the hospitality, stadium, and arena markets without increasing InfoGenesis’ ultimate customer base. Triangle also added to the Company’s hospitality solutions suite with the ability to offer customers the Triangle mPOS solution, which is a handheld point-of-sale solution which seamlessly integrates with InfoGenesis products. Based on management’s preliminary allocation of the acquisition cost to the net assets acquired (accounts receivable, inventory, and accounts payable), approximately $2.7 million was originally assigned to goodwill. Due to purchase price adjustments to increase goodwill by $0.4 million during the third quarter of fiscal 2009 and to decrease goodwill by $0.4 million in the first quarter of fiscal 2010, as well as the cumulative impact of favorable foreign currency translation of $0.4 million, the goodwill attributed to the Triangle acquisition is $3.1 million at March 31, 2011. Goodwill resulting from the Triangle acquisition will be deductible for income tax purposes.

3.

DISCONTINUED OPERATIONS

TSG’s China and Hong Kong Operations – Fiscal 2009

In July, 2008, the Company made the decision to discontinue its TSG operations in China and Hong Kong. As a result, the Company classified TSG’s China and Hong Kong operations as held-for-sale and discontinued operations, and began exploring divestiture opportunities for these operations. Agilysys acquired TSG’s China and Hong Kong operations in December 2005. As a result of this decision, the Company wrote-off goodwill associated with TSG’s China and Hong Kong operations totaling $0.9 million in fiscal 2009. During January 2009, the Company sold the stock related to TSG’s China operations and certain assets of TSG’s Hong Kong operations, receiving proceeds of $1.4 million, which resulted in a pre-tax loss on the sale of discontinued operations of $0.8 million. The remaining unsold assets and liabilities related to TSG’s China and Hong Kong operations, which primarily consisted of amounts associated with service and maintenance agreements, were substantially settled as of March 31, 2010. TSG’s China and Hong Kong operations were reported as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the periods presented.

Sale of Assets and Operations of KeyLink Systems Distribution Business – Fiscal 2007

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

In connection with the sale of KSG, the Company entered into a product procurement agreement (“PPA”) with Arrow Electronics, Inc. (“Arrow”). Under the PPA, the Company is required to purchase a minimum of $330 million of products each fiscal year during the term of the agreement (5 years), adjusted for product availability and other factors. This obligation is expected to be assumed by the buyer of the TSG business, should the transaction described in Note 19 be successful.

Components of Results of Discontinued Operations

For the fiscal years ended March 31, 2010 and 2009 the loss from discontinued operations was comprised of the following:

	2010	2009
Discontinued operations:
Resolution of contingencies related to KSG	$—	$(1,620)
Resolution of contingencies related to the Industrial Electronics Division	—	(11)
Loss from operations of TSG’s China and Hong Kong businesses	(29)	(752)
Loss on sale of TSG’s China and Hong Kong businesses	—	(787)
	(29)	(3,170)
Income tax benefit	—	(1,223)
Loss from discontinued operations	$(29)	$(1,947)

4.

RESTRUCTURING CHARGES

Fiscal 2011 Restructuring Activity

Canada Restructuring.    During the fourth quarter of fiscal 2011, the Company took restructuring actions designed to consolidate its Canadian operations and achieve cost savings, including closing its office in Montreal, Quebec and terminating five employees. In connection with these restructuring actions, the Company recorded $0.8 million in charges for severance costs, which impacted TSG. The lease for the Montreal, Quebec facility expired on April 14, 2011 and was not renewed. No significant additional charges are expected to be incurred with respect to these restructuring actions.

Fiscal 2009 Restructuring Activity

First and Second Quarters Professional Services Restructuring.    During the first and second quarters of fiscal 2009, the Company performed a detailed review of the business to identify opportunities to improve operating efficiencies and reduce costs. As part of this cost reduction effort, management reorganized the professional services go-to-market strategy by consolidating its management and delivery groups, resulting in a workforce reduction that was comprised mainly of service personnel. The Company will continue to offer specific proprietary professional services, including identity management, security, and storage virtualization; however, it will increase the use of external business partners. A total of $23.5 million in restructuring charges were recorded during fiscal 2009 ($23.1 million and $0.4 million in the first and second quarters of fiscal 2009, respectively) for these actions. The costs related to one-time termination benefits associated with the workforce reduction ($2.5 million and $0.4 million in the first and second quarters of fiscal 2009, respectively), and goodwill and intangible asset impairment charges ($20.6 million in the first quarter of fiscal 2009), which related to the Company’s fiscal 2005 acquisition of The CTS Corporations (“CTS”). Payment of these one-time termination benefits was substantially complete in fiscal 2009. The entire $23.5 million restructuring charge relates to TSG.

Third Quarter Management Restructuring.    During the third quarter of fiscal 2009, the Company took steps to realign its cost and management structure. During October 2008, the Company’s former Chairman, President and CEO announced his retirement. In addition, four Company vice presidents, as well as other support personnel, were terminated. The Company also relocated its headquarters from Boca Raton, Florida, to Solon, Ohio, where the Company has a facility with a large number of employees, and cancelled the lease on its financial interests in two airplanes. These actions resulted in restructuring charges totaling $13.4 million as of December 31, 2008, comprised mainly of termination benefits for the above-mentioned management changes and the costs incurred to relocate the corporate headquarters. Also included in the restructuring charges was a non-cash charge for a curtailment loss of

$4.5 million under the Company’s Supplemental Executive Retirement Plan (“SERP”). An additional $0.2 million expense was incurred in the fourth quarter of fiscal 2009 as a result of an impairment to the leasehold improvements at the Company’s former headquarters in Boca Raton, Florida. These restructuring charges are included in Corporate/Other.

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

During fiscal 2011, the Company recorded an additional $0.4 million in restructuring charges associated with the restructuring actions taken in the third quarter of fiscal 2009. The additional restructuring charges were primarily comprised of non-cash settlement charges related to the payment of an obligation under the Company’s SERP to a former executive.

The restructuring actions discussed above resulted in restructuring charges totaling $1.2 million, $0.8 million and $40.8 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively. The Company expects to incur additional net restructuring charges of approximately $10,000 between fiscal 2012 and fiscal 2014 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Severance and Other Employment Costs	Facilities	Other Expenses	Goodwill and Finite Lived Intangible Assets	SERP	Total
Balance at April 1, 2008	$1	$43	$—	$—	$—	$44
Additions	12,919	1,422	171	20,571	5,664	40,747
Accretion of lease obligations	—	54	—	—	—	54
Write off of intangible assets	—	—	—	(20,571)	—	(20,571)
Curtailment of benefit plan obligations	—	—	—	—	(5,664)	(5,664)
Payments	(4,074)	(477)	(132)	—	—	(4,683)
Balance at April 1, 2009	$8,846	$1,042	$39	$—	$—	$9,927
Additions	—	—	—	—	821	821
Accretion of lease obligations	—	93	—	—	—	93
Settlement of benefit plan obligations	—	—	—	—	(821)	(821)
Payments	(7,497)	(455)	(39)	—	—	(7,991)
Adjustments	(60)	(31)	—	—	—	(91)
Balance at April 1, 2010	$1,289	$649	$—	$—	$—	$1,938
Additions	791	(36)	—	—	383	1,138
Accretion of lease obligations	—	57	—	—	—	57
Settlement of benefit plan obligations	—	—	—	—	(383)	(383)
Payments	(995)	(226)	—	—	—	(1,221)
Balance at March 31, 2011	$1,085	$444	$—	$—	$—	$1,529

Of the remaining $1.5 million liability at March 31, 2011, $1.0 million of severance and other employment costs are expected to be paid during fiscal 2012 and $0.1 million is expected to be paid in fiscal 2013. Approximately $0.2 million is expected to be paid during fiscal 2012 for ongoing facility obligations. Remaining facility obligations totaling approximately $0.2 million are expected to continue through fiscal 2014.

Components of Restructuring Charges

Included in the Consolidated Statements of Operations are restructuring charges of $1.2 million, $0.8 million and $40.8 million in fiscal 2011, 2010, and 2009, respectively. Restructuring charges in fiscal 2011 were primarily comprised of $0.8 million in severance and related benefits as a result of the Canada restructuring actions and $0.4 million in non-cash settlement charges related to the payment of an obligation under the SERP to a former executive. Restructuring charges in fiscal 2010 were primarily comprised of non-cash settlement charges related to the payment of obligations under the Company’s SERP to two former executives. Restructuring charges in fiscal 2009 were comprised of the following: $0.1 million for accretion expense, $12.9 million for severance adjustments, $20.6 million for CTS goodwill and intangible asset impairment, $5.7 million related to SERP and additional service credits liability curtailments, $1.4 million related to the Boca Raton, Florida facility, and $0.1 million related to the management transition and the buyout of the airplane lease.

5.

GOODWILL AND INTANGIBLE ASSETS

The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Goodwill

The Company tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill was allocated to the Company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 13, the Company has three operating segments and six reporting units.

The Company conducted its annual goodwill impairment test on February 1, 2011. As a result of this analysis, the Company concluded that impairment indicators existed. Those impairment indicators included a significant decrease in market capitalization and a decline in recent operating results. Therefore, the Company initiated a “step-two” analysis to measure the amount of impairment loss by comparing the implied fair value of each reporting unit to its carrying value.

The calculation of the goodwill impairment in the “step-two” analysis includes hypothetically valuing all of the tangible and intangible assets of the impaired operating segments or reporting units as if the operating segments or reporting units had been acquired in a business combination. The GAAP definition of fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined by market participants, even if the Company’s intended use of the asset is different. Additional information regarding the Company’s assumptions and methodology used for goodwill impairment analyses is provided in Note 17.

Based on the results of the “step-two” analysis, the Company recorded goodwill impairment charges totaling $30.1 million, which impacted TSG and were classified within “Asset impairment charges” in the Company’s Consolidated Statements of Operations. The excess of the fair value over the carrying value of the Company’s other reporting units ranged from 35% to 335%.

As a result of the annual goodwill impairment test conducted on February 1, 2010, the Company concluded that there was no impairment of the recorded goodwill or other indefinite-lived intangible assets. During fiscal 2009, indictors of potential impairment caused the Company to conduct interim impairment tests in addition to its annual goodwill impairment test. Those indicators included the following: a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment during fiscal 2009. Excluding the $16.8 million classified as restructuring charges and discussed in Note 4, the Company recorded goodwill impairment charges totaling $229.5 million in fiscal 2009. The fiscal 2009 impairment charges for each of the three reportable segments were $120.1 million for HSG, $24.9 million for RSG, and $84.5 million for TSG.

The changes in the carrying amount of goodwill for the years ended March 31, 2011 and 2010 are as follows:

	HSG	RSG	TSG	Total
Balance at April 1, 2010	$135,097	$24,912	$119,864	$279,873
Accumulated impairment losses as of April 1, 2010	(120,087)	(24,912)	(84,456)	(229,455)
	15,010	—	35,408	50,418
Goodwill impairment losses	—	—	(30,109)	(30,109)
Impact of foreign currency translation	201	—	59	260
Balance at March 31, 2011	$15,211	$—	$5,358	$20,569

	HSG	RSG	TSG	Total
Balance at April 1, 2009	$135,283	$24,912	$119,642	$279,837
Accumulated impairment losses as of April 1, 2009	(120,087)	(24,912)	(84,456)	(229,455)
	15,196	—	35,186	50,382
Goodwill adjustment (see Note 2)	(360)	—	—	(360)
Impact of foreign currency translation	174	—	222	396
Balance at March 31, 2010	$15,010	$—	$35,408	$50,418

The accumulated goodwill impairment losses as of March 31, 2011 were $120.1 million, $24.9 million, $114.6 million, and $259.6 million, for HSG, RSG, TSG, and the total Company, respectively.

Intangible Assets

The following table summarizes the Company’s intangible assets at March 31, 2011, and 2010:

	2011			2010

	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer relationships	$24,957	$(21,542)	$3,415	$24,957	$(20,318)	$4,639
Supplier relationships	28,280	(28,280)	—	28,280	(22,584)	5,696
Non-competition agreements	9,610	(8,601)	1,009	9,610	(5,553)	4,057
Developed technology	16,253	(9,027)	7,226	10,085	(7,271)	2,814
Patented technology	80	(80)	—	80	(80)	—
Project expenditures not yet in use (Guest 360™)	1,685	—	1,685	5,204	—	5,204
	80,865	(67,530)	13,335	78,216	(55,806)	22,410
Unamortized intangible assets:
Trade names	12,500	N/A	12,500	12,500	N/A	12,500
Accumulated impairment	(3,300)	N/A	(3,300)	(2,400)	N/A	(2,400)
	9,200	N/A	9,200	10,100	N/A	10,100
Total intangible assets	$90,065	$(67,530)	$22,535	$88,316	$(55,806)	$32,510

Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and ten years.

During the second quarter of fiscal 2011, the Company concluded that certain software developed technology within HSG was no longer being sold. As a result the Company recorded an impairment charge of $0.1 million, which impacted HSG. During the fourth quarter of fiscal 2011, the Company concluded that it was no longer using certain indefinite-lived intangible assets related to an HSG trade name. Accordingly, the Company recorded an impairment charge of $0.9 million, which impacted HSG. In conjunction with the annual goodwill impairment test on February 1, 2011, the Company concluded that certain of its intangible assets related to non-competition agreements, customer relationships, and supplier relationships within TSG were fully impaired. As a result, the Company recorded impairment charges of $6.6 million related to these finite-lived intangible assets, which impacted TSG. The total impairment charges recorded with respect to intangible assets during fiscal 2011 of $7.6 million were classified within “Asset impairment charges” in the Company’s Consolidated Statements of Operations.

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

Amortization expense relating to intangible assets for the fiscal years ended March 31, 2011, 2010 and 2009 was $5.0 million, $8.4 million, and $20.0 million, respectively. Amortization expense relating to developed technology software intangible assets, including Guest 360™ was $1.7 million, $1.3 million, and $2.6 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

The estimated amortization expense relating to intangible assets for each of the five succeeding fiscal years is as follows:

Amount
Fiscal year ending March 31
2012	$3,056
2013	2,788
2014	2,042
2015	1,803
2016	881
Total estimated amortization expense for the next five years	$10,570

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

7.

LEASE COMMITMENTS

Capital Leases

The Company is the lessee of certain equipment under capital leases expiring in various years through fiscal 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives.

Assets recorded under capital leases were $3.5 million and $0.4 million, as of March 31, 2011 and 2010, respectively. Accumulated depreciation related to assets recorded under capital leases was $1.0 million and $37,000, as of March 31, 2011 and 2010, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2011, for each of the next five years and in the aggregate are:

Amount
Fiscal year ending March 31
2012	$1,561
2013	942
2014	507
2015	266
2016 and thereafter	0
Total minimum lease payments	$3,276
Less: amount representing interest	(548)
Present value of minimum lease payments	$2,728

Interest rates on capitalized leases vary from 3.4% to 35.6% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through fiscal 2022 and require the Company to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities and equipment leases contain renewal options for periods up to ten years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2011:

Amount
Fiscal year ending March 31
2012	$5,025
2013	4,940
2014	4,437
2015	3,564
2016	3,097
Thereafter	5,359
Total minimum lease payments	$26,422

Total minimum future rental payments have been reduced by $0.2 million of sublease rentals estimated to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $5.9 million, $8.1 million, and $8.0 million for fiscal 2011, 2010, and 2009, respectively.

8.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2011, and 2010:

	2011	2010
Capital lease obligations	$2,728	$695
Less: current maturities	(1,267)	(311)
Long -term capital lease obligations	$1,461	$384

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

The Company’s Credit Facility also contains a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that in the fourth quarter, the Company would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of the company’s new proprietary property management system software, Guest 360™, as well as the acceleration of the time line related to the internal implementation of the new Oracle ERP system. On January 20, 2010, the company obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures will revert to the $10.0 million limit for the remaining fiscal years under the Credit Facility’s term.

As of March 31, 2011, the Company had no amounts outstanding under the Credit Facility and due to the availability of eligible accounts receivable, $41.6 million was available for future borrowings. However, at March 31, 2011, the Company would have been and still would be limited to borrowing no more than $26.5 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. The Company has no intention to borrow amounts under the Credit Facility in the near term.

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

9.

ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	2011	2010
Other current assets:
Marketable securities restricted in Rabbi Trust	$5,791	$—
Corporate-owned life insurance policies	—	191
Other	703	535
Total	$6,494	$726
Other non-current assets:
Corporate-owned life insurance policies	$3,323	$15,904
Marketable securities restricted in Rabbi Trust	7,950	21
Other	1,686	2,250
Total	$12,959	$18,175
Accrued liabilities:
Salaries, wages, and related benefits	$10,374	$8,248
SERP obligations	5,675	2,504
Other employee benefit obligations	116	35
Restructuring liabilities	1,141	1,206
Other taxes payable	3,432	2,648
Other	3,149	2,542
Total	$23,887	$17,183
Other non-current liabilities:
BEP obligations	$5,629	$4,705
SERP obligations	—	5,908
Other employee benefit obligations	305	419
Income taxes payable	4,337	5,879
Restructuring liabilities	388	732
Other	1,493	1,611
Total	$12,152	$19,254

The marketable securities included in the table above within “Other current assets” and “Other non-current assets” are maintained in a Rabbi Trust to informally fund the Company’s obligations with respect to employee benefit plan obligations included within “Accrued liabilities” and “Other non-current liabilities.” The corporate-owned life insurance policies included in the table above within “Other non-current assets” represent the cash surrender value of these policies and are presented net of policy loans. Certain of these policies were maintained in a Rabbi Trust at March 31, 2010 to informally fund the Company’s obligations with respect to the employee benefit plan obligations included within “Accrued liabilities” and “Other non-current liabilities.” Certain of these policies at March 31, 2011 and 2010 represent split-dollar endorsement life insurance policies for which the related benefit obligation is included within “Other non-current liabilities.” The Company adjusts the carrying value of these contracts to the cash surrender value (which is considered fair value) at the end of each reporting period. Such periodic adjustments are included in “Other (income) expenses, net” within the accompanying Consolidated Statements of Operations. Additional information with respect to the Company’s marketable securities and corporate-owned life insurance policies and employee benefit plans obligations is provided in Note 1 and Note 11.

10.

INCOME TAXES

The components of (loss) income before income taxes from continuing operations and income tax provision are as follows:

	2011	2010	2009
(Loss) income before income taxes
Domestic	$(51,870)	$(7,799)	$(283,732)
Foreign	(1,417)	6,199	449
Total	$(53,287)	$(1,600)	$(283,283)
Provision for income taxes
Current
Federal	$(2,022)	$(12,277)	$3,958
State and local	(250)	912	1,813
Foreign	327	(407)	168
Total	(1,945)	(11,772)	5,939
Deferred
Federal	3,874	6,513	(7,526)
State and local	575	—	491
Foreign	(316)	83	—
Total	4,133	6,596	(7,035)
Expense (benefit) for income taxes	$2,188	$(5,176)	$(1,096)

A reconciliation of the federal statutory rate to the Company’s effective income tax rate for continuing operations is as follows:

	2011	2010	2009
Income tax (benefit) provision at the statutory rate of 35%	$(18,650)	$(560)	$(99,149)
Provision (benefit) for state taxes	(2,045)	720	(7,082)
Impact of foreign operations	(32)	(1,918)	850
Goodwill impairment	2,165	(14)	47,308
Nontaxable Proceeds	(723)	(805)	—
Change in valuation allowance	20,585	(2,885)	51,558
(Settlement) adjustment of income tax audits	29	(476)	850
Meals & entertainment	628	283	850
Compensation	114	46	1,416
Other	117	433	2,303
Expense (benefit) for income taxes	$2,188	$(5,176)	$(1,096)

Deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Accrued liabilities	$4,999	$3,414
Allowance for doubtful accounts	439	495
Inventory valuation reserve	788	540
Restructuring reserve	527	729
Federal net operating losses	6,913	—
Foreign net operating losses	485	474
State net operating losses	3,072	2,127
Deferred compensation	4,645	4,678
Deferred revenue	18	16
Goodwill and other intangible assets	47,271	30,948
Other	1,909	6,948
	71,066	50,369
Less: valuation allowance	(69,880)	(49,295)
Total	1,186	1,074
Deferred tax liabilities:
Property and equipment & software amortization	1,148	443
Indefinite-lived goodwill & intangible assets	3,971	—
Other	38	—
Total	5,157	443
Total deferred tax (liabilities) assets	$(3,971)	$631

At March 31, 2011, the Company has $20.4 million of a federal net operating loss carryforward that expires, if unused, in fiscal year 2031. Included in this net operating loss is $0.6 million of excess income tax benefit related to restricted stock and the exercise of stock options. The Company’s Hong Kong subsidiary has $2.1 million of net operating loss carryforwards that can be carried forward indefinitely. The Company’s Canada subsidiary has $0.3 million of a net operating loss carryforward that expires, if unused, in fiscal year 2031. At March 31, 2011, the Company also has $72.2 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2012 through 2028. During fiscal year 2011, the Company received $9.7 million in income tax refunds, net of income tax payments.

At March 31, 2011, the total valuation allowance against deferred tax assets of $69.9 million was mainly comprised of a valuation allowance of $69.0 million for federal and state deferred tax assets, and a valuation allowance of $0.9 million associated with deferred tax assets in Canada and Hong Kong that, in all likelihood, will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more-likely-than-not that the Company will not realize the benefits of these deductible differences.

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

	2011	2010	2009
Balance at April 1	$4,456	$5,651	$5,997
Additions:
Relating to positions taken during current year	24	53	260
Relating to positions taken during prior year	260	629	1,401
Reductions:
Relating to tax settlements	(678)	(1,084)	(964)
Relating to positions taken during prior year	(164)	(133)	(588)
Relating to lapse in statute	(630)	(660)	(353)
Due to business acquisitions	—	—	(102)
Balance at March 31	$3,268	$4,456	$5,651

The Company recognizes interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of selling, general and administrative expenses. As of March 31, 2011 and 2010, the Company had approximately $2.0 million of interest and penalties accrued.

As of March 31, 2011, the Company has a liability of $3.3 million related to uncertain tax positions, the recognition of which would affect the Company’s effective income tax rate.

The Company has settled various federal, foreign and state income tax examinations during fiscal year 2011 which reduced the accrual for unrecognized tax benefits when the Company paid $0.9 million. The Internal Revenue Service (IRS) has completed its examination for tax years ended March 31, 2007 through 2009. The Company has also settled the Canada Revenue Agency (CRA) examination of fiscal years 2004 and 2005. For these examinations, the Company has agreed to all the adjustments which were immaterial to these financial statements.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.7 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. The Company is routinely audited and is currently under examination in multiple state jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

There are no years open prior to 2007 in any foreign jurisdictions. The Company is currently being audited by multiple state taxing jurisdictions. In material jurisdictions, the Company has tax years open back to and including fiscal 2000.

11.

EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company maintains profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, with the Company matching $1.00 for every $1.00 on the first 1% of the employee’s pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee’s pre-tax contributions. The Company may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Effective September 7, 2009, the Company suspended the employer matching contribution to the 401(k) plan. On January 1, 2011, the Company reinstated the employer matching contribution to the 401(k) plan. Total profit sharing and Company matching contributions were $0.8 million, $1.3 million, and $4.0 million in fiscal 2011, 2010, and 2009, respectively.

Benefit Equalization Plan (“BEP”)

The Company provides the BEP for certain covered employees. The BEP is a non-qualified defined contribution plan, which provides for employee deferrals and Company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the Company’s 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $5.6 million and $4.7 million, at March 31, 2011 and 2010, respectively. The Company also suspended matching contributions to the BEP effective September 7, 2009 and reinstated those matching contributions effective January 1, 2011. However, since the matching contribution to the BEP only applies once participants have met the 401(k) plan contribution limit and no participant reached that limit in the fourth quarter of fiscal 2011, no employer matching contributions were made to the BEP during fiscal 2011. Contribution expense for the BEP was $0.3 million and $0.6 million, in fiscal 2010 and 2009, respectively. On March 31, 2011, the Company terminated the BEP. Due to limitations imposed by income tax regulations, account balances will be distributed to remaining participants in April 2012.

Supplemental Executive Retirement Plan (“SERP”)

The Company provides the SERP for a current officer and certain former officers of the Company. The SERP is a non-qualified defined benefit pension plan designed to provide retirement benefits for the plan participants. The projected benefit obligation recognized by the Company related to the SERP was $5.7 million and $8.4 million, at March 31, 2011 and 2010, respectively. The accumulated benefit obligation related to the SERP was $5.7 million and $7.8 million, at March 31, 2011, and 2010, respectively. The annual expense for the SERP was $0.5 million, $0.7 million, and $1.3 million, in fiscal 2011, 2010, and 2009, respectively.

The significant assumptions used to determine the projected benefit obligation, accumulated benefit obligation, and the annual expense for the SERP as of the March 31st measurement date are presented below:

	Fiscal year ended March 31,

	2011	2010	2009
Discount rate	5.30%	5.62%	6.09%
Rate of annual compensation increases	3.00%	3.00%	3.00%

The discount rate represents the Moody’s Aa long-term corporate bond yield as of the Company’s fiscal year-end, which management believes reflects a rate of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the SERP obligations. For the fiscal year ended March 31, 2011, the discount rate and rate of annual compensation increases in the table above were used to value the projected benefit obligation, accumulated benefit obligation, and the annual expense prior to considering the effect of the plan curtailment discussed below.

On March 25, 2011, the Company terminated the SERP. As a result of the termination, the SERP incurred a non-cash curtailment charge of $37,000, which is included within “Selling, general, and administrative expenses” in the Consolidated Statements of Operations. In addition, the plan incurred a curtailment gain of $1.2 million, which reduced the projected benefit obligation to an amount equal to the accumulated benefit obligation at March 31, 2011. Of the $1.2 million curtailment gain, $0.8 million was due to the reduction in service for a current officer of the Company and $0.4 million was due to the change in the discount rate from the Moody’s Aa long-term corporate bond yield as shown in the table above to the applicable IRS interest rate of 2.16% for plan termination liabilities.

A former officer of the Company who was part of the restructuring actions taken in the third quarter of fiscal 2009 (discussed below) was eligible for early retirement and elected to receive his benefit of approximately $2.5 million in the form of a lump sum distribution in December 2011. Due to limitations imposed by income tax regulations, the remaining SERP obligations, along with the additional service credit obligation related to the SERP but recorded separately from the SERP totaling approximately $3.2 million and $0.1 million, respectively, will be distributed to participants in March 2012.

In connection with the management restructuring actions taken in the third quarter of fiscal 2009, the Company recorded non-cash curtailment charges of $4.5 million for the SERP, which are included within “Restructuring charges” in the Consolidated Statements of Operations. The curtailment charges pertain to the retirement of the Company’s former CEO and termination of certain officers. In connection with the management restructuring actions taken in the fourth quarter of fiscal 2009, the Company recorded additional non-cash curtailment charges of $0.9 million and $0.3 million related to the SERP and the additional service credits liability curtailments, respectively, which are also included within “Restructuring charges” in the Consolidated Statements of Operations. The fiscal 2009 fourth quarter charges relate to the termination of an officer and employee. Total curtailment charges recorded as restructuring expenses for the SERP and the additional service liability curtailments in fiscal 2009 were $5.4 million and $0.3 million, respectively.

Certain participants in the SERP were eligible for early retirement under the terms of the SERP and elected to receive lump sum distributions from the plan and the additional service credits liability. In fiscal 2010, the Company funded the payments by taking loans totaling $12.5 million against the cash surrender value of the corporate-owned life insurance policies that informally fund the SERP. The Company had no obligation to repay these loans and did not repay them.

The Company did not incur curtailment charges related to the SERP in fiscal 2010. However, in fiscal 2010, the Company incurred non-cash settlement charges of $0.8 million pertaining to the payment of SERP benefits to the two former officers who elected lump sum distributions. These non-cash settlement charges are included within “Restructuring charges” in the Consolidated Statements of Operations.

Another former officer received a lump sum distribution in fiscal 2011 and the Company funded this payment with certain death benefit proceeds from corporate-owned life insurance policies. Accordingly, the Company classified approximately $2.5 million of the SERP liability within current “Accrued liabilities” in the Consolidated Balance Sheets as of March 31, 2010. Additional information related to the classification of the current and long-term portion of the SERP and additional service credits liabilities is presented in Note 9. In conjunction with this distribution, the Company incurred non-cash settlement charges of $0.4 million, which are included within “Restructuring charges” in the Consolidated Statements of Operations.

In conjunction with the BEP and SERP obligations, the Company invested in corporate-owned life insurance policies primarily to satisfy future obligations of these plans. These corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Company’s Consolidated Balance Sheets. The Company’s investment in corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value, at the balance sheet date. The aggregate cash surrender value of these life insurance policies was $12.8 million (net of the policy loans totaling $12.5 million described above) at March 31, 2010. In fiscal 2011, the Company surrendered the company-owned life insurance policies held within the Rabbi Trust, receiving proceeds of $13.7 million, which was equal to their net cash surrender value on the surrender date. These proceeds were re-invested in marketable equity securities, which are also held within the Rabbi Trust and are intended to satisfy the future obligations of the BEP and SERP. At March 31, 2011 and 2010, the marketable securities held in the Rabbi trust had a fair value of $13.7 million and $21,000, respectively.

Endorsement Split-Dollar Life Insurance

The Company provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. The Company entered into a separate agreement with each of the former executives covered by these arrangements whereby the Company must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive’s designated beneficiary. At March 31, 2010, the Company recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The expense associated with these benefits was classified within “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations. The related liability, which was $0.3 million at both March 31, 2011 and 2010, was recorded within “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within “Other non-current assets” in the Company’s Consolidated Balance Sheets, was $3.3 million (net of policy loans of $0.2 million) and $3.1 million (net of policy loans of $0.2 million) at March 31, 2011 and 2010, respectively.

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

During fiscal 2010, the Company received distributions totaling $4.8 million from the Primary Fund and presented the distributions as a cash inflow from investing activities in the Consolidated Statements of Cash Flows. In addition, the Company recognized gains related to these distributions totaling $2.5 million within “Other (income) expenses, net” in the Consolidated Statements of Operations.

During fiscal 2011, the Company received additional distributions totaling $0.1 million from the Primary Fund and presented the distributions as a cash inflow from investing activities in the Consolidated Statements of Cash Flows. In addition, the Company recognized gains related to these distributions totaling $0.1 million within “Other (income) expenses, net” in the Consolidated Statements of Operations. At March 31, 2011, the Company had a remaining uncollected balance of its Primary Fund investment totaling $0.4 million, for which a reserve was previously recorded in fiscal 2009. The Company is unable to estimate the timing of future distributions, if any, from the Primary Fund.

As of March 31, 2011 and 2010, the Company had minimum purchase commitments under a PPA with Arrow totaling $330 million and $660 million, respectively. This obligation is expected to be assumed by the buyer of the TSG business, should the transaction described in Note 19 be successful.

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

Beginning in the first quarter of fiscal 2011, the Company allocated certain general and administrative costs related to the accounts receivable, collections, accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period results have been adjusted to conform to the current period reporting presentation.

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

TSG is a leading provider of IBM, HP, Oracle (formerly Sun Microsystems, Inc.), EMC2, Hitachi Data Systems, and NetApp enterprise IT solutions for the complex needs of customers in a variety of industries – including education, finance, government, healthcare, and telecommunications, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity.

In fiscal 2009 and 2010, TSG was an aggregation of the Company’s IBM, HP, and Sun reporting units due to the similarity of their economic and operating characteristics. During the fourth quarter of fiscal 2009, the Stack reporting unit was integrated into the HP reporting unit. In fiscal 2011, along with the implementation of a new Oracle ERP system, the Company re-configured its former HP, IBM, and Sun reporting units into IBM, East, West, and Service Providers (which is primarily comprised of sales to telecommunication and cable company service providers) reporting units. The Company continued to aggregate the IBM, East, West, and Service Providers reporting units due to their similar economic and operating characteristics. Later in fiscal 2011, the Company streamlined its routine business review process and no longer provided financial information below the operating segment level to its chief operating decision maker (“CODM”). Therefore, during the fourth quarter of fiscal 2011, TSG is considered a single reporting unit as well as a single reportable segment.

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

As discussed in Note 1, Verizon Communications, Inc. represented 32%, 39%, and 33% of the TSG segment’s total sales in fiscal 2011, 2010, and 2009 respectively. Please refer to Note 4 for further information on the TSG and Corporate/Other restructuring charges, and Note 5 for the TSG, RSG, and HSG significant prior period goodwill and intangible asset impairment charges. The minimal asset impairment charges recorded in fiscal 2010 relate to certain capitalized software property and equipment that management determined was no longer being used to operate the business.

The Company’s Chief Executive Officer, who is the CODM, does not evaluate a measurement of segment assets when evaluating the performance of the Company’s reportable segments. As such, information relating to segment assets is not provided in the financial information below.

The following table presents segment profit and related information for each of the Company’s reportable segments for the fiscal years ended March 31, 2011, 2010 and 2009:

	Reportable Segments			Corporate/Other	Consolidated
	HSG	RSG	TSG
Fiscal Year Ended March 31, 2011
Total revenue	$92,839	$109,147	$474,052	$—	$676,038
Elimination of intersegment revenue	(92)	(476)	—	—	(568)
Revenue from external customers	$92,747	$108,671	$474,052	$—	$675,470
Gross margin	$54,669	$20,970	$82,052	$—	$157,691
Gross margin percentage	58.9%	19.3%	17.3%		23.3%
Operating income (loss)	$6,030	$3,369	$(31,736)	$(32,099)	$(54,436)
Other income, net	—	—	—	2,320	2,320
Interest expense, net	—	—	—	(1,171)	(1,171)
Income (loss) from continuing operations before income taxes	$6,030	$3,369	$(31,736)	$(30,950)	$(53,287)
Other information:
Capital expenditures	$3,760	$623	$914	$1,694	$6,991
Other charges:
Depreciation and Amortization(1)	$4,297	$449	$2,881	$5,987	$13,614
Asset impairment	$959	$—	$36,762	$—	$37,721
Restructuring charges	$—	$—	$790	$405	$1,195
Total	$5,256	$449	$40,433	$6,392	$52,530
Fiscal Year Ended March 31, 2010
Total revenue	$83,361	$110,506	$440,887	$—	$634,754
Elimination of intersegment revenue	(206)	(155)	(73)	—	(434)
Revenue from external customers	$83,155	$110,351	$440,814	$—	$634,320
Gross margin	$51,463	$23,326	$87,501	$(763)	$161,527
Gross margin percentage	61.9%	21.1%	19.8%		25.5%
Operating income (loss)	$7,666	$5,759	$9,407	$(29,669)	$(6,837)
Other income, net	—	—	—	6,176	6,176
Interest expense, net	—	—	—	(939)	(939)
Income (loss) from continuing operations before income taxes	$7,666	$5,759	$9,407	$(24,432)	$(1,600)
Other information:
Capital expenditures	$4,694	$31	$103	$8,478	$13,306
Other charges:
Depreciation and Amortization(1)	$4,337	$198	$6,418	$4,876	$15,829
Asset impairment	$90	$—	$55	$148	$293
Restructuring charges	$—	$—	$—	$823	$823
Total	$4,427	$198	$6,473	$5,847	$16,945

	Reportable Segments			Corporate/Other	Consolidated
	HSG	RSG	TSG
Fiscal Year Ended March 31, 2009
Total revenue	$99,602	$121,385	$500,128	$—	$721,115
Elimination of intersegment revenue	(158)	—	—	—	(158)
Revenue from external customers	$99,444	$121,385	$500,128	$—	$720,957
Gross margin	$58,004	$27,748	$108,489	$1,852	$196,093
Gross margin percentage	58.3%	22.9%	21.7%		27.2%
Operating loss	$(115,070)	$(17,856)	$(89,684)	$(52,821)	$(275,431)
Other expenses, net	—	—	—	(7,180)	(7,180)
Interest expense, net	—	—	—	(672)	(672)
Loss from continuing operations before income taxes	$(115,070)	$(17,856)	$(89,684)	$(60,673)	$(283,283)
Other information:
Capital expenditures	$1,224	$309	$10	$5,513	$7,056
Cash paid for acquisitions	$2,381	$—	$—	$—	$2,381
Other charges:
Depreciation and Amortization(1)	$5,931	$129	$16,673	$4,366	$27,099
Asset impairment	$122,488	$24,912	$84,456	$—	$231,856
Restructuring charges	$—	$—	$23,573	$17,228	$40,801
Total	$128,419	$25,041	$124,702	$21,594	$299,756

(1)	Does not include the amortization of deferred financing fees totaling $524, $485, and $584 in fiscal years 2011, 2010, and 2009, respectively, which related to Corporate/Other.

Enterprise-Wide Disclosures

The Company’s assets are primarily located in the United States of America. Further, revenues attributable to customers outside the United States of America accounted for 6%, 7%, and 5% of total revenues for 2011, 2010, and 2009, respectively. Total revenues for the Company’s three specific areas of offerings are as follows:

	For the year ended March 31,

	2011	2010	2009
Hardware	$456,200	$440,242	$462,670
Software	89,148	72,217	80,247
Services	130,122	121,861	178,040
Total	$675,470	$634,320	$720,957

14.

CAPITAL STOCK AND SHAREHOLDERS’ EQUITY

Capital Stock

Holders of the Company’s common shares are entitled to one vote for each share held of record on all matters to be submitted to a vote of the shareholders. At March 31, 2011, and 2010, there were no shares of preferred stock outstanding.

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

Common share dividends were paid quarterly at the rate of $0.03 per share in fiscal year 2009 to shareholders of record.

15.

(LOSS) EARNINGS PER SHARE

The following data show the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	For the year ended March 31

	2011	2010	2009
Numerator:
(Loss) income from continuing operations — basic and diluted	$(55,475)	$3,576	$(282,187)
Loss from discontinued operations — basic and diluted	—	(29)	(1,947)
Net (loss) income — basic and diluted	$(55,475)	$3,547	$(284,134)
Denominator:
Weighted average shares outstanding — basic	22,785	22,627	22,587
Effect of dilutive securities — stock options and stock-settled stock appreciation rights	—	461	—
Weighted average shares outstanding — diluted	22,785	23,088	22,587
(Loss) earnings per share — basic:
(Loss) income from continuing operations	$(2.44)	$0.16	$(12.49)
Loss from discontinued operations	—	—	(0.09)
Net (loss) income	$(2.44)	$0.16	$(12.58)
(Loss) earnings per share — diluted:
(Loss) income from continuing operations	$(2.44)	$0.15	$(12.49)
Loss from discontinued operations	—	—	(0.09)
Net (loss) income	$(2.44)	$0.15	$(12.58)

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 85,000, 187,000, and 52,000 of restricted shares and performance shares (including reinvested dividends) at March 31, 2011, 2010, and 2009, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings per share is determined as the lowest earnings or highest (loss) per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the fiscal years ended March 31, 2011 and 2009, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For the years ended March 31, 2011, 2010, and 2009, options on 3.0 million, 1.4 million, and 2.8 million shares of common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

16.

SHARE-BASED COMPENSATION

The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”), as well as a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan that both still have vested awards outstanding. Under the 2006 Plan, the Company may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, time-vested restricted shares, restricted share units, performance-vested restricted shares, and performance shares for up to 3.2 million common shares. The maximum aggregate number of restricted shares, restricted share units, and performance shares that may be granted under the Plan is 1.6 million. The aggregate number of shares underlying all awards granted under the 2006 Plan in any two consecutive fiscal year period may not exceed 1.6 million shares plus the aggregate number of shares underlying awards previously cancelled, terminated, or forfeited.

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

Restricted shares, restricted share units, and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. As of March 31, 2011, there were no restricted share units awarded from the 2006 Plan.

The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

Stock Options

The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of stock options. No stock options were granted during fiscal 2011 and fiscal 2010. The following table summarizes the principal assumptions utilized in valuing stock options granted in fiscal 2009:

2009
Expected dividend yield	0.7% - 1.2%
Risk-free interest rate	2.2% - 4.3%
Expected life (in years)	6
Expected volatility	43.1% - 73.4%
Weighted-average grant date fair value	$2.35

The dividend yield reflects the Company’s historical dividend yield on the date of the award. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the stock option. The Company utilizes the simplified method as provided by SEC Staff Accounting Bulletin No. 110 (“SAB 110”) to calculate the expected stock option life. Under SAB 110, the expected stock option life is based on the midpoint between the vesting date and the end of the contractual term of the stock option award. The SEC allows the use of this simplified method in place of using the actual historical exercise data when a stock option award meets all of the following criteria: the exercise price of the stock option equals the stock price on the date of grant; the exercisability of the stock option is only conditional upon completing the service requirement through the vesting date; employees who terminate their service prior to the vesting date forfeit their stock options; employees who terminate their service after vesting are granted a limited time period to exercise their stock options; and the stock options are nontransferable and nonhedgeable. The Company believes that its stock option awards meet all of these criteria. The expected stock price volatility is based on the volatility of the Company’s common shares for the most recent historical period equal to the expected life of the stock option. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The estimated fair value of the stock options granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during fiscal 2011 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Number of Options	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2010	1,985,000	$11.74
Granted	—	—
Exercised	(45,000)	2.51
Forfeited	—	—
Cancelled/expired	(72,499)	14.81
Outstanding and exercisable at March 31, 2011	1,867,501	$11.84	5.33	$1,381

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $5.74 closing price of the Company’s common shares on March 31, 2011 over the exercise price of the stock option, multiplied by the number of stock options outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2011, 2010, and 2009:

	2011	2010	2009
Compensation expense	$150	$693	$452
Proceeds from stock options exercised	$113	$88	$—
Income tax benefit related to stock options exercised:
Classified in operating activities in the Consolidated Statements of Cash Flows	$—	$(9)	$—
Classified in financing activities in the Consolidated Statements of Cash Flows	$—	$9	$—
Total intrinsic value of stock options exercised	$158	$286	$—
Total vest-date fair value of stock options vesting	$532	$905	$3,319

Compensation expense for stock options was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the fiscal years ended March 31, 2011, 2010, and 2009. The fiscal 2011 expense included $26,000 for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching 20% ownership in the Company during the first quarter of fiscal 2011. As a result, the Company does not have any remaining unrecognized stock based compensation expense related to non-vested stock options. The fiscal 2009 expense included a $1.5 million reversal in stock option expense due to a change in the estimate of the forfeiture rate which was updated due to the management restructuring actions.

A total of 17,855 shares, net of 8,382 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during fiscal 2011.

As discussed in Note 10, in fiscal 2011, the Company was in a net operating loss position for U.S. federal income taxes. Therefore, the Company did not recognize and will not recognize an income tax benefit related to stock options exercised until that tax benefit can be realized. No stock options were exercised during fiscal 2009. Since no stock options were exercised in fiscal 2009, no income tax benefit was recognized in operations during the year.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company. No SSARs were awarded by the Company during fiscal 2009.

The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2011 and fiscal 2010:

	2011	2010
Expected dividend yield	0%	0% - 1.57%
Risk-free interest rate	0.96% - 1.94%	1.81% - 3.23%
Expected life (in years)	4.5	4.5 - 7.0
Expected volatility	76.66% - 81.92%	65.43% - 69.83%
Weighted-average grant date fair value	$3.94	$3.59

The dividend yield reflects the Company’s historical dividend yield on the date of the award. On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The Company utilizes the simplified method as permitted under SAB 110 to calculate the expected life of the SSARs. Under SAB 110, the expected life is based on the midpoint between the vesting date and the end of the contractual term of the SSARs award. The Company believes that SSARs awarded in fiscal 2011 and fiscal 2010 meet the criteria established by the SEC for the use of the simplified method as discussed under “Stock Options” above. The expected stock price volatility is based on the volatility of the Company’s common shares for the most recent historical period equal to the expected life of the SSARs. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The estimated fair value of the SSARs granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during the fiscal year ended March 31, 2011 for SSARs awarded by the Company under the 2006 Plan:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2010	505,150	$6.92
Granted	952,400	6.26
Exercised	(16,499)	6.29
Forfeited	(112,868)	6.35
Cancelled/expired	(10,499)	6.83
Outstanding at March 31, 2011	1,317,684	$6.50	5.93	$17
Exercisable at March 31, 2011	575,422	$6.57	5.74	$10

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $5.74 closing price of the Company’s common shares on March 31, 2011 over the exercise price of the SSARs, multiplied by the number of SSARs outstanding or outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to SSARs activity during the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Compensation expense	$2,403	$834
Income tax benefit related to SSARs exercised:
Classified in operating activities in the Consolidated Statements of Cash Flows	$—	$—
Classified in financing activities in the Consolidated Statements of Cash Flows	$—	$—
Total intrinsic value of SSARs exercised	$189	$—
Total vest-date fair value of SSARs vesting	$1,708	$532

Compensation expense for SSARs was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the fiscal years ended March 31, 2011 and 2010. As of March 31, 2011, total unrecognized stock based compensation expense related to non-vested SSARs was $1.8 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s applicable income taxes, were issued from treasury shares to settle SSARs exercised during fiscal 2011.

As discussed in Note 10, in fiscal 2011, the Company was in a net operating loss position for U.S. federal income taxes. Therefore, the Company did not recognize and will not recognize an income tax benefit related to SSARs until that tax benefit can be realized. No SSARs were exercised during fiscal 2010. Since no SSARs were exercised in fiscal 2010, no income tax benefit related to SSARs was recognized in operations during the year.

Restricted Shares

The Company granted shares to certain of its Directors and executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the year ended March 31, 2011 for restricted shares awarded by the Company under the 2006 Plan:

	Number of shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2010	25,000	$9.35
Granted	120,321	6.47
Vested	(110,321)	6.59
Forfeited	—	—
Outstanding at March 31, 2011	35,000	$8.18

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of the Company’s common shares on the grant date.

The following table presents additional information related to restricted stock activity during the fiscal years ended March 31, 2011, 2010, and 2009:

	2011	2010	2009
Compensation expense	$770	$683	$634
Total vest-date fair value of restricted stock vesting	$633	$1,112	$827

Compensation expense related to restricted stock awards is recognized ratably over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense for restricted stock was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the fiscal years ended March 31, 2011, 2010, and 2009. The fiscal 2009 compensation expense includes a credit of $0.6 million that was recognized, which related to employee terminations. As of March 31, 2011, total unrecognized stock based compensation expense related to non-vested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average vesting period of 3.9 years. The Company will not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The Company granted shares to certain of its executives under the 2006 Plan, the vesting of which is contingent upon meeting various Company-wide performance goals as of March 31, 2010. The earned performance shares vest over three years. The weighted-average grant date fair value of the performance share grants was determined based on the closing market price of the Company’s common shares on the grant date and assumed that performance goals would be met at target.

The following table summarizes the activity during the year ended March 31, 2011 for performance shares awarded by the Company under the 2006 Plan:

	Number of shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2010	160,548	$6.83
Granted	—	—
Vested	(100,960)	6.83
Forfeited	(10,150)	6.83
Outstanding at March 31, 2011	49,438	$6.83

The following table presents additional information related to performance share activity during the fiscal years ended March 31, 2011, 2010, and 2009:

	2011	2010	2009
Compensation expense	$291	$156	$(590)
Total vest-date fair value of performance shares vesting	$814	$—	$—

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of the Company’s common shares on the grant date. The net compensation expense (benefit) for performance shares was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the fiscal years ended March 31, 2011, 2010, and 2009. A gross credit of $0.01 million, $0.5 million, and $1.4 million was recognized in fiscal years 2011, 2010, and 2009, respectively, relating to employee terminations and the evaluation of performance goals. As of March 31, 2011, total unrecognized stock based compensation expense related to non-vested performance shares granted on May 22, 2009 was $0.2 million, the vesting of which is solely based on service requirements. This unrecognized compensation cost is expected to be recognized over a weighted-average vesting period of 1.0 year. The Company will not include performance shares in the calculation of earnings per share until the shares are vested.

17.

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

There were no significant transfers between Levels 1, 2, and 3 during fiscal 2011 or fiscal 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used

	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$5,791	$5,791	$—	$—
Available for sale restricted marketable securities — non-current	7,950	7,950	—	—
Corporate-owned life insurance — non-current	3,323	—	—	3,323
Liabilities:
BEP — non-current	$5,629	$—	$5,629	$—

	Fair value measurement used

	Recorded value as of March 31, 2010	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities	$21	$21	$—	$—
Corporate-owned life insurance — current	191	—	—	191
Corporate-owned life insurance — non-current	15,904	—	—	15,904
Liabilities:
BEP — non-current	$4,705	$—	$4,705	$—

The Company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the Company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy.

The recorded value of the Company’s investment in The Reserve Fund’s Primary Fund is valued using information other than quoted market prices, which is available on The Reserve Fund’s website and, therefore, is classified within Level 2 of the fair value hierarchy. At March 31, 2011, the Company had a remaining uncollected balance of its Primary Fund investment totaling $0.4 million, for which a full reserve was previously recorded in fiscal 2009.

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2011 and 2010:

	Level 3 assets and liabilities Fiscal year ended March 31

	2011	2010
Balance on April 1	$16,095	$26,172
Realized gains	2,065	—
Unrealized (losses) gains relating to instruments held at the reporting date	(179)	802
Purchases, sales, issuances, and settlements (net)	(14,658)	(10,879)
Balance on March 31	$3,323	$16,095

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

The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used

	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$20,569	$—	$—	$20,569
Intangible assets	22,535	—	—	22,535
Liabilities:
SERP obligations — current	$5,675	$—	$—	$5,675
Other employee benefit plans obligations — current	116	—	—	116
Restructuring liabilities — current	1,141	—	—	1,141
Other employee benefit plans obligations — non-current	305	—	—	305
Restructuring liabilities — non-current	388	—	—	388

	Fair value measurement used

	Recorded value as of March 31, 2010	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$50,418	$—	$—	$50,418
Intangible assets	32,510	—	—	32,510
Liabilities:
SERP obligations — current	$2,504	$—	$—	$2,504
Other employee benefit plans obligations — current	35	—	—	35
Restructuring liabilities — current	1,206	—	—	1,206
SERP obligations — non-current	5,908	—	—	5,908
Other employee benefit plans obligations — non-current	419	—	—	419
Restructuring liabilities — non-current	732	—	—	732

Goodwill of the Company’s reporting units is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, using a combination of an income approach and a market approach, weighted 80% and 20%, respectively.

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

The Company’s restructuring liabilities primarily consist of one-time termination benefits to former employees and ongoing costs related to long-term operating lease obligations. The recorded value of the termination benefits to employees is adjusted to the expected remaining obligation each period based on the arrangements made with the former employees. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of sublease income plus interest, discounted to present value. Changes in subsequent periods resulting from revisions to either the timing or amount of estimated cash flows over the remaining future periods are measured using the credit-adjusted, risk-free rate that was used to measure the restructuring liabilities initially.

The inputs used to value the Company’s goodwill, intangible assets, employee benefit plan obligations, and restructuring liabilities are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2011 and 2010:

	Level 3 assets and liabilities Fiscal year ended March 31, 2011

	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2010	$50,418	$32,510	$8,412	$454	$1,938
Realized losses	(30,109)	(7,612)	(383)	—	—
Unrealized gains relating to instruments still held at the reporting date	260	—	58	—	—
Purchases, sales, issuances, and settlements (net)	—	(2,363)	(2,412)	(33)	(409)
Balance at March 31, 2011	$20,569	$22,535	$5,675	$421	$1,529

	Level 3 assets and liabilities Fiscal year ended March 31, 2010

	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2009	$50,382	$36,659	$18,285	$1,109	$9,927
Realized losses	—	—	(821)	—	—
Unrealized gains (losses) relating to instruments still held at the reporting date	396	—	(656)	—	—
Purchases, sales, issuances, and settlements (net)	(360)	(4,149)	(8,396)	(655)	(7,989)
Balance at March 31, 2010	$50,418	$32,510	$8,412	$454	$1,938

Realized losses related to goodwill and intangible assets represent the impairment charges recorded during fiscal 2011, as discussed in Note 5, and are recorded within “Asset impairment charges” in the Consolidated Statements of Operations. Realized losses related to the Company’s SERP obligations represent settlement charges incurred upon the payment of obligations to two former executives, as discussed in Note 4 and Note 11, and are recorded within “Restructuring charges” within the Consolidated Statements of Operations.

Unrealized gains related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar. Unrealized gains (losses) related to the Company’s SERP obligations represent the amount of unrecognized actuarial gains (losses) and in fiscal 2010 unrecognized prior service costs related to the plan. Unrecognized actuarial gains (losses) and prior service costs, as well as, cumulative currency translation adjustments are recorded within “Other comprehensive income” in the Consolidated Balance Sheets.

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

	Fiscal year ended March 31, 2011

	First quarter	Second quarter	Third quarter	Fourth Quarter	Year
Net Sales	$131,873	$182,822	$216,998	$143,777	$675,470
Gross margin	33,866	40,785	46,715	36,325	157,691
Asset impairment charges	—	59	—	37,662	37,721
Restructuring charges	393	10	3	789	1,195
(Loss) income from continuing operations	(10,252)	(2,214)	1,998	(45,007)	(55,475)
Net (loss) income	$(10,252)	$(2,214)	$1,998	$(45,007)	$(55,475)
Per share data:
Basic:
(Loss) income from continuing operations	$(0.45)	$(0.10)	$0.09	$(1.97)	$(2.44)
Net (loss) income	$(0.45)	$(0.10)	$0.09	$(1.97)	$(2.44)
Diluted:
(Loss) income from continuing operations	$(0.45)	$(0.10)	$0.08	$(1.97)	$(2.44)
Net (loss) income	$(0.45)	$(0.10)	$0.08	$(1.97)	$(2.44)

	Fiscal year ended March 31, 2010

	First quarter	Second quarter	Third quarter	Fourth Quarter	Year
Net Sales	$129,422	$153,300	$215,750	$135,848	$634,320
Gross margin	31,851	43,873	49,976	35,827	161,527
Asset impairment charges	—	—	238	55	293
Restructuring charges	14	54	677	78	823
(Loss) income from continuing operations	(12,407)	2,888	13,604	(509)	3,576
Income (loss) from discontinued operations	11	(52)	3	9	(29)
Net (loss) income	$(12,396)	$2,836	$13,607	$(500)	$3,547
Per share data:
Basic:
(Loss) income from continuing operations	$(0.55)	$0.13	$0.60	$(0.02)	$0.16
Net (loss) income	$(0.55)	$0.13	$0.60	$(0.02)	$0.16
Diluted:
(Loss) income from continuing operations	$(0.55)	$0.12	$0.59	$(0.02)	$0.15
Net (loss) income	$(0.55)	$0.12	$0.59	$(0.02)	$0.15

19.

SUBSEQUENT EVENTS (UNAUDITED)

Subsequent events include events or transactions that occur after the balance sheet date, but before the financial statements are issued. Subsequent events are named either as recognized or non-recognized.

Sale of the TSG Business

On May 31, 2011, the Company announced that it entered into a definitive agreement to sell its TSG business for a purchase price of $64 million in cash to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC, a leading IT solutions provider based in Toronto, Canada. The transaction is subject to approval by Agilysys shareholders, vendors, and customers and is expected to close in the Company’s fiscal 2012 second quarter, which ends September 30, 2011. Due to outstanding contingencies related to the transaction, this transaction did not yet meet the definition of probable contained within the U.S. GAAP accounting guidance. Therefore, the assets and liabilities of the TSG business are not classified as discontinued operations in the Company’s Consolidated Balance Sheets and the results of operations of the TSG business are not classified as discontinued operations in the Company’s Consolidated Statements of Operations for the periods presented.

On May 31, 2011, the Company also announced that Martin Ellis was stepping down as president and CEO to pursue other career interests. Mr. Ellis will continue to serve as special advisor to Keith Kolerus, non-executive chairman of the Company’s Board of Directors (“Board”) in support of the Company’s transition until the Company’s 2011 Annual Meeting of Shareholders. James H. Dennedy, a member of the Board, has been appointed as interim president and CEO.

The Company will record approximately $1.8 million in severance and related benefits costs for Mr. Ellis in the first quarter of fiscal 2012. In addition, the announcement of the proposed sale of the TSG business triggered the change of control provision contained in certain unvested SSARs, restricted shares, and performance shares granted under the 2006 Stock Incentive Plan, as Amended, and described in Note 16. As a result, in the first quarter of fiscal 2012, the Company will recognize an additional approximately $1.7 million in stock compensation expense related to these unvested awards.

On June 14, 2011, the Company announced that it intends to relocate its headquarters to Alpharetta, Georgia and close its corporate offices in Solon, Ohio during the fiscal year which will end March 31, 2012. This corporate relocation is part of a restructuring plan intended to shrink the size and costs of our corporate offices, and locate the corporate team closer to the remaining operating businesses, after the proposed sale of the Technology Solutions Group. The Company expects to incur expenses associated with this move, including employee costs for retention, relocation, severance, and recruitment; as well as costs related to our current headquarters facility in Solon and the establishment of new headquarters facilities in Alpharetta. These expected expenses are still to be quantified and will be disclosed, when estimable, at a future date.

Management evaluated events that occurred subsequent to March 31, 2011 for recognition or disclosure in the Company’s Consolidated Financial Statements and Notes and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2011, 2010 and 2009 (In thousands)

Classification	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2011
Allowance for doubtful accounts	$1,716	$635	$(819)	$1,532
Inventory valuation reserve	$1,753	$1,361	$(1,047)	$2,067
Restructuring reserves	$1,938	$1,236	$(1,645)	$1,529
2010
Allowance for doubtful accounts	$3,005	$372	$(1,661)	$1,716
Inventory valuation reserve	$2,411	$1,062	$(1,720)	$1,753
Restructuring reserves	$9,927	$823	$(8,812)	$1,938
2009
Allowance for doubtful accounts	$2,392	$2,452	$(1,839)	$3,005
Inventory valuation reserve	$1,334	$1,361	$(284)	$2,411
Restructuring reserves	$44	$40,801	$(30,918)	$9,927

agilysys, Inc.

Exhibit Index

Exhibit No.	Description

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

*10(a)

The Company’s Executive Officer Annual Incentive Plan, as Amended and Restated Effective April 1, 2010, which is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-05734).

*10(b)

Agreement and Plan of Merger by and among Agilysys, Inc., Agilysys NJ, Inc. and Innovative Systems Design, Inc., which is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 1, 2007 (File No. 000-05734).

*10(c)

Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000
(File No. 000-05734).

*10(d)

Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).

*10(e)

Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).

*10(f)

Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

*10(g)

Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

*10(h)

Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

*10(i)

Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

*10(j)

Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

10(k)

Asset Purchase Agreement between Agilysys, Inc. and its wholly-owned subsidiary, Agilysys Canada Inc., and Arrow Electronics, Inc. and its wholly-owned subsidiaries, Arrow Electronics Canada Ltd. And Support Net, Inc., which is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007 (File No. 000-05734)

*10(l)

Amended and Restated Earnout Agreement among Agilysys, Inc., Agilysys NJ, Inc. Innovative Systems Design, Inc. Anthony Mellina, David Vogelzang, and Frank G. Batula, dated as of April 10, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 000-05734).

Exhibit No.	Description

*10(m)

Employment Agreement by and between Agilysys, Inc. and Kenneth J. Kossin effective April 1, 2008, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 19, 2008 (File No. 000-05734).

*10(n)

Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Martin F. Ellis dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).

*10(o)

Settlement Agreement by and among Agilysys, Inc. and the Ramius Group dated March 11, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2009 (File No. 000-05734).

10(p)

Loan and Security Agreement among Agilysys, Inc., Agilysys NV, LLC, Agilysys NJ, Inc. and Bank of America, N.A., as agent for the Lenders dated May 5, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed May 6, 2009 (File No. 000-05734).

*10(q)

Employment Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 4, 2009, which is incorporated herein by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-05734).

*10(r)

Retention Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 9, 2009, which is incorporated herein by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-05734).

*10(s)

Agilysys, Inc. 2006 Stock Incentive Plan, as Amended and Restated Effective May 20, 2010, which is incorporated herein by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(t)	Agilysys, Inc. 2010 Performance Share Plan, which is incorporated herein by reference to Exhibit 10(pp) to the Company’s Annual Report on Form 10-K filed June 9, 2009 (File No. 000-05734).

*10(u)

Form of Performance Restricted Stock Award Agreement, Agilysys, Inc. 2006 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10(pp) to the Company’s Annual Report on Form 10-K filed June 9, 2009 (File No. 000-05734).

*10(v)

Form of Stock Appreciation Right Agreement, which is incorporated herein by reference to Exhibit 10(pp) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(w)

Form of Directors Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(qq) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(x)

Employment Agreement by and between Agilysys, Inc. and Anthony Mellina, effective November 15, 2009, which is incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-05734).

*10(y)

Employment Agreement by and between Agilysys, Inc. and Henry R. Bond, effective October 18, 2010, which is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

*10(z)

Separation Agreement by and between Agilysys, Inc. and Kenneth J. Kossin, Jr., dated as of September 15, 2010, which is incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

*10(aa)

Form of Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

10(bb)

Stock and Asset Purchase Agreement among Agilysys Inc., Agilysys Technology Solutions Group, LLC, OnX Acquisition LLC and OnX Enterprise Solutions Limited, dated as of May 28, 2011, which is incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed May 31, 2011 (File No. 000-05734).

Exhibit No.	Description

*10(cc)	Amendment to the Agilysys, Inc. Supplemental Executive Retirement Plan, effective March 25, 2011.

*10(dd)	Amendment to the Agilysys, Inc. Benefits Equalization Plan, effective March 31, 2011.

*10(ee)	Employment Agreement by and between Agilysys, Inc. and James Dennedy, effective May 27, 2011.

*10(ff)	Separation Agreement by and between Agilysys, Inc. and Martin F. Ellis, dated as of May 31, 2011.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Special Advisor to the Chairman of the Board of Directors Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.3	Certification of Special Advisor to the Chairman of the Board of Directors Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99(a)

Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.