Form 10-Q
period 2011-06-30
AGILYSYS INC
filed 2011-08-09
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of Common Shares of the registrant outstanding as of July 29, 2011 was 23,003,275.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30
(In thousands, except share and per share data)	2011	2010
Net sales:
Products	$118,059	$103,487
Services	33,584	28,386

Total net sales	151,643	131,873
Cost of goods sold:
Products	98,265	86,107
Services	14,945	11,900

Total cost of goods sold	113,210	98,007
Gross margin	38,433	33,866
Operating expenses:
Selling, general, and administrative expenses	41,425	40,065
Restructuring charges	2,395	393

Operating loss	(5,387)	(6,592)
Other expenses (income):
Other expenses (income), net	138	(1,083)
Interest income	(33)	(23)
Interest expense	338	286

Loss before income taxes	(5,830)	(5,772)
Income tax (benefit) expense	(1,041)	4,480

Net loss	$(4,789)	$(10,252)

Net loss per share:
Basic and diluted	$(0.21)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	22,953,235	22,750,740

See accompanying notes to condensed consolidated financial statements (uanudited).

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts at June 30, 2011 are unaudited)

(In thousands, except share and per share data)	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,675	$74,354
Accounts receivable, net of allowances of $1,305 and $1,532, respectively	130,522	123,666
Inventories, net	25,686	20,632
Prepaid expenses	4,319	3,063
Income taxes receivable	1,731	1,583
Other current assets	14,476	6,494

Total current assets	228,409	229,792
Goodwill	20,556	20,569
Intangible assets, net of accumulated amortization of $68,296 and $67,530, respectively	22,117	22,535
Other non-current assets	4,719	12,959
Property and equipment:
Furniture and equipment	46,552	46,563
Software	49,854	49,793
Leasehold improvements	9,768	9,771
Project expenditures not yet in use	1,093	739

	107,267	106,866
Accumulated depreciation and amortization	81,965	80,323

Property and equipment, net	25,302	26,543

Total assets	$301,103	$312,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,550	$93,486
Deferred revenue	20,747	27,914
Accrued liabilities	27,423	23,887
Income taxes payable	63	156
Deferred income taxes — current, net	81	77
Capital lease obligations — current	1,289	1,267

Total current liabilities	144,153	146,787
Deferred income taxes — non-current, net	3,908	3,894
Capital lease obligations — non-current	1,265	1,461
Other non-current liabilities	6,698	12,152
Commitments and contingencies (see Note 9)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,001,987 and 23,022,398 shares outstanding at June 30, 2011 and March 31, 2011, respectively	9,482	9,482
Treasury shares (8,604,844 at June 30, 2011 and 8,584,433 at March 31, 2011)	(2,581)	(2,575)
Capital in excess of stated value	(3,728)	(5,421)
Retained earnings	141,870	146,659
Accumulated other comprehensive income (loss)	36	(41)

Total shareholders’ equity	145,079	148,104

Total liabilities and shareholders’ equity	$301,103	$312,398

See accompanying notes to condensed consolidated financial statements (uanudited).

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30
(In thousands)	2011	2010
Operating activities
Net loss	$(4,789)	$(10,252)
Adjustments to reconcile net loss to net cash used for operating activities:
Restructuring charges	2,395	393
Gain on the redemption of corporate-owned life insurance policies	—	(2,065)
Depreciation	1,130	1,140
Amortization	1,531	2,446
Deferred income taxes	18	4,362
Stock based compensation	2,042	679
Change in cash surrender value of corporate-owned life insurance policies	4	855
Changes in operating assets and liabilities:
Accounts receivable	(6,737)	(17,346)
Inventories	(5,054)	(11,413)
Accounts payable	982	17,711
Accrued and other liabilities	(10,152)	(2,658)
Income taxes receivable	(951)	(116)
Other changes, net	(1,299)	1,213
Other non-cash adjustments, net	(354)	(266)

Total adjustments	(16,445)	(5,065)

Net cash used for operating activities	(21,234)	(15,317)
Investing activities
Proceeds from redemption of corporate-owned life insurance policies	—	2,248
Additional investments in corporate-owned life insurance policies	(46)	(504)
Proceeds from the sale of marketable securities	15	14
Additional investments in marketable securities	(11)	—
Purchases of software, property, and equipment	(756)	(1,529)

Net cash (used for) provided by investing activities	(798)	229
Financing activities
Principal payments under long-term obligations	(350)	(101)
Repurchases of shares to satisfy employee tax withholding	(355)	(188)

Net cash used for financing activities	(705)	(289)
Effect of exchange rate changes on cash	58	(191)

Net decrease in cash	(22,679)	(15,568)
Cash at beginning of the period	74,354	65,535

Cash at end of the period	$51,675	$49,967

See accompanying notes to condensed consolidated financial statements (uanudited).

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation

Nature of Operations

Agilysys, Inc. and its subsidiaries (the “Company”) provide innovative information technology (“IT”) solutions to corporate and public-sector customers with special expertise in select vertical markets, including retail, hospitality, and, until August 1, 2011, technology solutions (see Note 3 to Condensed Consolidated Financial Statements for a discussion regarding the disposal of the Company’s Technology Solutions Group). The Company operates extensively in North America with additional sales and support offices in the United Kingdom and Asia.

During the first quarter of both fiscal periods presented herein, the Company operated in three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). See Note 3 to Condensed Consolidated Financial Statements for a discussion regarding the disposal of TSG. Additional information regarding the Company’s reportable business segments is also described in Note 11 to Condensed Consolidated Financial Statements.

The significant accounting policies applied in preparing the Company’s unaudited condensed consolidated financial statements are summarized below:

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the Company’s accounts. The Company’s investments in subsidiaries are reported using the consolidation method. All inter-company accounts have been eliminated. The Company’s fiscal year ends on March 31. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2012 refers to the fiscal year ending March 31, 2012.

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

The Condensed Consolidated Balance Sheet as of June 30, 2011, as well as the Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2011 and 2010, have been prepared by the Company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Except as discussed below, such adjustments were of a normal recurring nature. Further, the Company has evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report and concluded that there are no additional significant subsequent events requiring recognition or disclosure other than disclosed in Note 13 to Condensed Consolidated Financial Statements.

These unaudited interim financial statements of the Company should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2011.

The Company experiences a disproportionately large percentage of quarterly sales in the last month of its fiscal quarters. In addition, the Company experiences a seasonal increase in sales during its fiscal third quarter ending December 31st. Accordingly, the results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Reclassifications

Certain fiscal 2011 product and service revenues and costs of sales were reclassified (no impact on total gross margin) in order to conform to current period reporting presentations.

Correction of Error

During the first quarter of fiscal 2011, the Company recorded an adjustment to increase income tax expense by $3.8 million. The adjustment increased the Company’s valuation allowance against its U.S. deferred tax assets and represents a correction of an error. In fiscal 2009, the Company erroneously considered the tax effect of indefinite-lived intangible assets as a source of future taxable income, when it established a significant U.S. valuation allowance against its U.S. deferred tax assets. Loss before income taxes did not change. Net loss increased by $3.8 million, or $0.17 per share, due to this adjustment. Management performed an evaluation under the SEC’s Staff Accounting Bulletin (“SAB”) No. 108 and concluded the effect of this adjustment was immaterial to prior years’ financial statements as well as the full-year fiscal 2011 financial statements.

2. Summary of Significant Accounting Policies

A detailed description of the Company’s significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K. Except as described below, there have been no material changes in the Company’s significant accounting policies and estimates from those disclosed therein.

Credit Facility

Until July 29, 2011, the Company maintained a $50.0 million Loan and Security Agreement among the Company, and certain of its subsidiaries, and Bank of America, N.A. (the “Lender”), dated May 5, 2009 (“Credit Facility”). The Credit Facility had the ability to be increased to $75.0 million by a $25.0 million “accordion provision” for borrowings and letters of credit and was due to mature on May 5, 2012. Except for letters of credit, the Company had no amounts outstanding under the Credit Facility as of June 30, 2011 and due to availability of eligible accounts receivable, $41.7 million was available for future borrowings. However, at June 30, 2011 and through July 29, 2011, the Company would have been limited to borrowing no more than $26.7 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. The Company terminated the Credit Facility on August 1, 2011 in conjunction with the sale of TSG (see Note 13 to Condensed Consolidated Financial Statements for additional information).

Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Except as discussed in the Company’s fiscal 2011 Annual Report, there were no changes to the Credit Facility since it was executed on May 5, 2009.

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding fair value measurements. This guidance requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances, and settlements of assets and liabilities within Level 3 of the fair value hierarchy (see Note 12 to Condensed Consolidated Financial Statements for definitions of the fair value hierarchy levels). In addition, this guidance requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances, and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. On April 1, 2010, the Company adopted the required provisions of this guidance (see Note 12 to Condensed Consolidated Financial Statements). On April 1, 2011, the Company adopted the remaining provisions of this authoritative guidance, as required (also see Note 12 to Condensed Consolidated Financial Statements). The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements (e.g., hardware with services), which is effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. Early adoption is permitted. The Company adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which is effective for the Company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The Company adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

Recently Issued Accounting Standards

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income in an entity’s financial statements, which is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This authoritative guidance supersedes the presentation options currently available under GAAP and facilitates convergence of GAAP and International Financial Reporting Standards (“IFRS”) by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this authoritative guidance are to be applied retrospectively and are effective for the Company beginning on April 1, 2012. The Company is currently evaluating the provisions of this guidance, but does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

In May 2011 the FASB issued amendments to its authoritative guidance on fair value measurements and disclosures, which represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in this authoritative guidance, resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this authoritative guidance are required to be applied prospectively, and are effective for the Company beginning April 1, 2012. The Company is currently evaluating the provisions of this guidance, but does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Sale of TSG Business

On May 28, 2011, the Company entered into a definitive agreement to sell its TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. On July 28, 2011, the Company’s shareholders approved this sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the agreement were satisfied. Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs and $1.2 million for third-party services in support of the transition, resulting in net proceeds received by the Company of $59.5 million. Since the transaction did not qualify as discontinued operations until after June 30, 2011 due to the outstanding contingencies related to the transaction, the assets and liabilities of the TSG business are not classified as discontinued operations in the Company’s accompanying Condensed Consolidated Balance Sheets and the results of operations of the TSG business are not classified as discontinued operations in the Company’s accompanying Condensed Consolidated Statements of Operations.

Major Categories of Assets and Liabilities Sold

At June 30, 2011 and March 31, 2011, the major categories of assets and liabilities of the TSG business were comprised of the following:

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,862	$4,214
Accounts receivable, net	95,158	91,719
Inventories, net	9,340	9,711
Prepaid expenses and other current assets	1,824	484

Total current assets	111,184	106,128
Goodwill	5,358	5,358
Other non-current assets	964	1,250
Property and equipment, net	1,194	1,380

Total assets	$118,700	$114,116

LIABILITIES
Current liabilities:
Accounts payable	$69,473	$75,598
Deferred revenue	2,487	3,919
Accrued liabilities	7,436	9,402
Capital lease obligations — current	152	150

Total current liabilities	79,548	89,069
Capital lease obligations — non-current	403	441
Other non-current liabilities	50	180

Total liabilities	$80,001	$89,690

4. Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net loss as currently reported under GAAP plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive income (loss) for the three months ended June 30, 2011 and 2010 are as follows:

	Foreign currency translation adjustment	Unamortized net actuarial gains	Unrealized losses on securities	Accumulated other comprehensive income (loss)	Comprehensive income (loss)
Balance at April 1, 2011	$(99)	$58	$—	$(41)
Change during the three months ended June 30, 2011	86	—	(9)	77	77

Balance at June 30, 2011	$(13)	$58	$(9)	$36
Net loss for the three months ended June 30, 2011					(4,789)

Total comprenhensive loss for the three months ended June 30, 2011					$(4,712)

	Foreign currency translation adjustment	Unamortized net actuarial losses and prior service costs	Accumulated other comprehensive loss	Comprehensive (loss) income
Balance at April 1, 2010	$(664)	$(656)	$(1,320)
Change during the three months ended June 30, 2010	(204)	57	(147)	(147)

Balance at June 30, 2010	$(868)	$(599)	$(1,467)
Net loss for the three months ended June 30, 2010				(10,252)

Total comprehensive loss for the three months ended June 30, 2010				$(10,399)

5. Restructuring Charges

The Company recognizes restructuring charges when a plan that materially changes the scope of the Company’s business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. In addition, the Company assesses the property and equipment associated with the related facilities for impairment. The remaining useful lives of property and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Fiscal 2012 Restructuring Plan

In the first quarter of fiscal 2012, the Company announced restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. In addition, the Company announced that its President and Chief Executive Officer was stepping down to pursue other interests. These restructuring actions are expected to be mostly completed by March 31, 2012 and have impacted or will impact approximately 160 employees. The Company recorded $2.4 million in restructuring charges during the first three months of fiscal 2012, primarily comprised of severance and related benefits, with $0.2 million, $0.1 million, $0.1 million, and $2.0 million related to HSG, RSG, TSG, and Corporate/Other, respectively. The Company expects to incur between approximately $14.0 million and $16.0 million in additional restructuring charges for severance and related benefits, relocation, and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in cost savings, which are expected to be primarily realized during fiscal 2013.

Fiscal 2009 Restructuring Plan

The Company recorded $0.4 million in additional restructuring charges during the first three months of fiscal 2011, primarily comprised of settlement costs related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and ongoing facility lease obligations. The additional restructuring charges recorded in fiscal 2011 related to the previously disclosed restructuring actions taken in fiscal 2009.

Since fiscal 2009, the Company has incurred charges totaling $42.0 million related to restructuring actions taken during fiscal 2009 and previously disclosed. These restructuring charges were comprised of $0.4 million, $0.8 million and $40.8 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively. Approximately $23.5 million of these restructuring charges related to TSG, with the remaining $18.5 million related to Corporate/Other. The Company expects to incur minimal additional net restructuring charges related to the fiscal 2009 restructuring activity for the remainder of fiscal 2012 and through fiscal 2014 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

Restructuring Liabilities Reconciliation

The following table presents a reconciliation of the beginning and ending balances of the Company’s restructuring liabilities recorded in fiscal 2009 through fiscal 2012:

	Severance and other employment costs	Facilities	Total
Balance at April 1, 2011	$1,085	$444	$1,529
Additions	2,411	—	2,411
Accretion of lease obligations	—	10	10
Adjustments	—	(26)	(26)
Payments	(593)	(40)	(633)

Balance at June 30, 2011	$2,903	$388	$3,291

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $3.3 million liability at June 30, 2011, $1.5 million of severance and other employment costs are expected to be paid during fiscal 2012, $1.0 million is expected to be paid during fiscal 2013, and the remaining $0.4 million is expected to be paid during fiscal 2014. Approximately $155,000 is expected to be paid during the remainder of fiscal 2012 for ongoing facility lease obligations. Facility lease obligations are expected to continue through fiscal 2014.

6. Stock Based Compensation

The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”), as well as a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan (collectively, the “2000 Plans”) that all have vested awards outstanding. The Company is no longer granting awards under the 2006 Plan and 2000 Plans. On July 28, 2011, the Company’s shareholders also approved a 2011 Stock Incentive Plan (see Note 13 to Condensed Consolidated Financial Statements for additional information).

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

Restricted shares, restricted share units, and performance shares may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance share awards may be granted, where the right to receive shares in the future is conditioned upon the attainment of specified performance objectives and such other conditions, restrictions, and contingencies. Performance shares have the right to receive dividends, if any, subject to the same forfeiture provisions that apply to the underlying awards. As of June 30, 2011, there were no restricted share units awarded from the 2006 Plan.

The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

Stock Options

The following table summarizes the activity during the three months ended June 30, 2011 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Number of Options	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2011	1,867,501	$11.88
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled/expired	—	—

Outstanding and exercisable at June 30, 2011	1,867,501	$11.88	5.0	$2,388

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $8.34 closing price of the Company’s common shares on June 30, 2011 over the exercise price of the stock option, multiplied by the number of stock options outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to stock option activity during the three months ended June 30, 2010:

Three months ended June 30, 2010
Compensation expense	$291
Total vest-date fair value of stock options vesting	$532

Compensation expense for stock options was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three months ended June 30, 2010. The compensation expense recorded in the first quarter of fiscal 2011 included $0.2 million for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching a 20% ownership stake in the Company. As of June 30, 2010, there was no remaining unrecognized stock based compensation expense related to non-vested stock options.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company.

The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in the first quarter of fiscal 2011:

Three months ended June 30, 2010
Dividend yield	0%
Risk-free interest rate	1.94%
Expected life (years)	4.5
Expected volatility	81.92%

The dividend yield reflects the Company’s historical dividend yield on the date of the award. On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The Company utilizes the simplified method as permitted under SAB No. 110 to calculate the expected life of the SSARs. Under SAB No. 110, the expected life is based on the midpoint between the vesting date and the end of the contractual term of the SSARs award. The Company believes that SSARs awarded in the first quarter of fiscal 2011 meet the criteria established by the SEC for the use of the simplified method. The expected stock price volatility is based on the volatility of the Company’s common shares for the most recent historical period equal to the expected life of the SSARs. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The estimated fair value of the SSARs granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during the three months ended June 30, 2011 for SSARs awarded by the Company under the 2006 Plan:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2011	1,317,684	$6.50
Granted	—	—
Exercised	(31,000)	5.82
Forfeited	—	—
Cancelled/expired	(3,333)	6.83

Outstanding at June 30, 2011	1,283,351	$6.51	5.5	$2,380

Exercisable at June 30, 2011	1,269,351	$6.48	5.5	$2,380

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $8.34 closing price of the Company’s common shares on June 30, 2011 over the exercise price of the SSARs, multiplied by the number of SSARs outstanding or outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to SSARs activity during the three months ended June 30, 2011 and 2010:

	Three months ended June 30
	2011	2010
Compensation expense	$1,728	$236
Income tax benefit related to SSARs exercised:
Classified in operating activities in the Consolidated Statements of Cash Flows	$—	$—
Classified in financing activities in the Consolidated Statements of Cash Flows	$—	$—
Total intrinsic value of SSARs exercised	$72	$189
Total vest-date fair value of SSARs vesting	$2,807	$—

Compensation expense for SSARs was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three months ended June 30, 2011 and 2010. The compensation expense recorded in the first quarter of fiscal 2012 included $1.4 million for the accelerated vesting of SSARs expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of June 30, 2011, total unrecognized stock based compensation expense related to non-vested SSARs was $66,000, which is expected to be recognized over a weighted-average vesting period of 5.8 years.

A total of 8,852 shares were issued from treasury shares to settle SSARs exercised during the first quarter of fiscal 2012. A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first quarter of fiscal 2011.

As discussed in Note 7 to Condensed Consolidated Financial Statements, in fiscal 2012 and fiscal 2011 the Company was in a net operating loss position for U.S. federal income taxes. Therefore, the Company did not recognize and will not recognize an income tax benefit related to SSARs until that tax benefit can be realized.

Restricted Shares

The Company granted shares to certain of its Directors and executives under the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2011 for restricted shares awarded by the Company:

	Number of shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2011	35,000	$8.18
Granted	—	—
Vested	(25,000)	7.71
Forfeited	—	—

Outstanding at June 30, 2011	10,000	$9.35

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of the Company’s common shares on the grant date.

The following table presents additional information related to restricted stock activity during the three months ended June 30, 2011 and 2010:

	Three months ended June 30
	2011	2010
Compensation expense	$146	$72
Total vest-date fair value of restricted stock vesting	$170	$—

Compensation expense related to restricted stock awards is recognized ratably over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense for restricted stock was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three months ended June 30, 2011 and 2010. The fiscal 2012 compensation expense included $0.1 million for the accelerated vesting of restricted stock expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of June 30, 2011, total unrecognized stock based compensation expense related to non-vested restricted stock was $72,000, which is expected to be recognized over a weighted-average vesting period of 5.8 years. The Company will not include restricted stock in the calculation of earnings per share until the shares are vested.

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

The following table summarizes the activity during the three months ended June 30, 2011 for performance shares awarded by the Company under the 2006 Plan:

	Number of shares	Weighted -Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2011	49,438	$6.83
Granted	—	—
Vested	(49,438)	6.83
Forfeited	—	—

Outstanding at June 30, 2011	—	$—

The following table presents additional information related to performance share activity during the three months ended June 30, 2011 and 2010:

	Three months ended June 30
	2011	2010
Compensation expense	$168	$80
Total vest-date fair value of performance shares vesting	$337	$539

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of the Company’s common shares on the grant date. The compensation expense for performance shares was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three months ended June 30, 2011 and 2010. The fiscal 2012 compensation expense included $0.2 million for the accelerated vesting of performance share expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. At June 30, 2011, there was no remaining unrecognized stock based compensation expense related to non-vested performance shares.

7. Income Taxes

The effective tax rates from continuing operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30
	2011	2010
Effective income tax rate	17.8%	(77.6)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to a decrease in unrecognized tax benefits. For the first quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to Condensed Consolidated Financial Statements. Other items effecting the rate in the prior year quarter include foreign and state taxes and a discrete item related to an increase in unrecognized tax benefits.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.8 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. The Company is routinely audited and is currently under examination by the Internal Revenue Service (“IRS”) for the tax year ended March 31, 2010. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

8. Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended June 30
	2011	2010
Numerator:
Net loss — basic and diluted	$(4,789)	$(10,252)

Denominator:
Weighted average shares outstanding — basic	22,953	22,751
Effect of dilutive securities:
Share-based compensation awards	—	—

Weighted average shares outstanding — diluted	22,953	22,751

Loss per share - basic and diluted:
Net loss	$(0.21)	$(0.45)

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 10,000 of restricted shares at June 30, 2011, and 223,532, of restricted shares and 428,778 of performance shares (in each case, including reinvested dividends) at June 30, 2010, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted loss per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted loss per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive to the loss per share. Therefore, for the three months ended June 30, 2011 and 2010, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For the three months ended June 30, 2011, stock options and SSARs on 3.2 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For the three months ended June 30, 2010, stock options and SSARs on 3.2 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive.

9. Commitments and Contingencies

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

As of June 30, 2011, the Company is expected to reach its minimum purchase commitments from a vendor of $330.0 million per year through fiscal 2012, which were disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The majority of this obligation, representing $310.0 million, was assumed by OnX upon the completion of the TSG divestiture. The remaining $20.0 million obligation will be retained by the Company and the Company expects to reach its commitment during fiscal 2012.

10. Additional Balance Sheet Information

Additional information related to the Company’s Condensed Consolidated Balance Sheets is as follows:

	June 30, 2011	March 31, 2011
Other current assets:
Marketable securities restricted in Rabbi Trust	$13,727	$5,791
Other	749	703

Total	$14,476	$6,494

Other non-current assets:
Corporate-owned life insurance policies	$3,365	$3,323
Marketable securities restricted in Rabbi Trust	—	7,950
Other	1,354	1,686

Total	$4,719	$12,959

Accrued liabilities:
Salaries, wages, and related benefits	$7,343	$10,374
SERP obligations	5,705	5,675
BEP obligations	5,418	—
Other employee benefit obligations	116	116
Restructuring liabilities	2,057	1,141
Other taxes payable	4,194	3,432
Other	2,590	3,149

Total	$27,423	$23,887

Other non-current liabilities:
BEP obligations	$—	$5,629
Other employee benefit obligations	305	305
Income taxes payable	3,521	4,337
Restructuring liabilities	1,234	388
Other	1,638	1,493

Total	$6,698	$12,152

The marketable securities included in the table above within “Other current assets” and “Other non-current assets” are maintained in a Rabbi Trust to informally fund the Company’s obligations with respect to employee benefit plan obligations under the SERP and Benefits Equalization Plan (“BEP”), which are included within “Accrued liabilities” and “Other non-current liabilities.” The corporate-owned life insurance policies included in the table above within “Other non-current assets” represent split-dollar endorsement life insurance policies for which the related benefit obligation is included within “Other non-current liabilities.” The Company presents these contracts at their cash surrender value (which is considered fair value), net of policy loans. The Company adjusts the carrying value of these contracts to the cash surrender value at the end of each reporting period. Such periodic adjustments are included in “Other (income) expenses, net” within the accompanying Condensed Consolidated Statements of Operations. Additional information with respect to the Company’s marketable securities, corporate-owned life insurance policies, and employee benefit plans obligations is provided in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

11. Business Segments

Description of Business Segments

During the first quarter of fiscal 2012 and fiscal 2011, the Company had three reportable business segments: HSG, RSG, and TSG (see Note 3 to Condensed Consolidated Financial Statements for a discussion regarding the disposal of TSG). The reportable segments are each managed separately and are supported by various practices as well as Company-wide functional departments. These functional support departments include general accounting, tax, and information technology. Certain costs associated with the functional support departments are contained within Corporate/Other and are not allocated back to the reportable business segments. Corporate/Other is not a reportable business segment as defined by GAAP.

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

TSG is a leading provider of IBM, HP, Oracle, EMC2, Hitachi Data Systems, and NetApp enterprise IT solutions for the complex data center needs of customers in a variety of industries — including finance, government, healthcare, telecommunications, and education, among others. The solutions offered include enterprise architecture and high availability, infrastructure optimization, storage and resource management, identity management, and business continuity.

Measurement of Segment Operating Results and Segment Assets

The Company’s Interim President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources to its reportable segments based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in these Notes to Condensed Consolidated Financial Statements. Intersegment sales are recorded at pre-determined amounts to allow for inter-company profit to be included in the operating results of the individual reportable segments. Such inter-company profit is eliminated for consolidated financial reporting purposes.

The CODM does not evaluate a measurement of segment assets when evaluating the performance of the Company’s reportable segments. As such, financial information relating to segment assets is not provided in the table below.

Customer Concentration

Verizon Communications, Inc. accounted for 29.8% and 28.1% of TSG’s total revenues, and 19.2% and 18.1% of total Company revenues for the three months ended June 30, 2011 and 2010, respectively.

Segment Operating Results

The following table presents segment profit and related information for each of the Company’s reportable segments. Please refer to Note 5 to Condensed Consolidated Financial Statements for further information on the Corporate/Other restructuring charges.

	Reportable Segments			Corporate/ Other
	HSG	RSG	TSG		Consolidated
Three Months Ended June 30, 2011
Total revenue	$20,960	$33,105	$97,757	$—	$151,822
Elimination of intersegment revenue	—	(179)	—	—	(179)

Revenue from external customers	$20,960	$32,926	$97,757	$—	$151,643

Gross margin	$13,267	$6,260	$18,906	$—	$38,433
Gross margin percentage	63.3%	19.0%	19.3%		25.3%

Operating income (loss)	$515	$2,095	$2,570	$(10,567)	$(5,387)
Other expenses, net	—	—	—	(138)	(138)
Interest expense, net	—	—	—	(305)	(305)

Income (loss) before income taxes	$515	$2,095	$2,570	$(11,010)	$(5,830)

Other information:
Capital expenditures	$749	$7	$—	$—	$756

Non-cash charges:
Depreciation and Amortization (1)	$1,058	$151	$119	$1,202	$2,530
Restructuring charges	$187	$134	$49	$2,025	$2,395

Total	$1,245	$285	$168	$3,227	$4,925

Three Months Ended June 30, 2010
Total revenue	$23,049	$23,813	$85,087	$—	$131,949
Elimination of intersegment revenue	—	(76)	—	—	(76)

Revenue from external customers	$23,049	$23,737	$85,087	$—	$131,873

Gross margin	$13,287	$5,669	$14,910	$—	$33,866
Gross margin percentage	57.6%	23.9%	17.5%		25.7%

Operating income (loss)	$2,239	$1,768	$(1,752)	$(8,847)	$(6,592)
Other income, net	—	—	—	1,083	1,083
Interest expense, net	—	—	—	(263)	(263)

Income (loss) before income taxes	$2,239	$1,768	$(1,752)	$(8,027)	$(5,772)

Other information:
Capital expenditures	$965	$—	$62	$502	$1,529

Non-cash charges:
Depreciation and Amortization (1)	$1,092	$80	$799	$1,484	$3,455
Restructuring charges	$—	$—	$—	$393	$393

Total	$1,092	$80	$799	$1,877	$3,848

(1)	Does not include the amortization of deferred financing fees totaling $131,000 for each of the three months ended June 30, 2011 and 2010, which related to Corporate/Other.

Enterprise-Wide Disclosures

The Company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for approximately 3% and 5% of total revenues for the three months ended June 30, 2011 and 2010, respectively. Total revenues for the Company’s three specific areas of offerings are as follows:

	Three months ended June 30
	2011	2010
Hardware	$99,021	$81,279
Software	19,038	22,208
Services	33,584	28,386

Total	$151,643	$131,873

12. Fair Value Measurements

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

Additional information with respect to the Company’s fair value measurements is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

There were no transfers between Levels 1, 2, and 3 during the three months ended June 30, 2011 and 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of June 30, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)

Assets:
Available for sale restricted marketable securities — current	$13,727	$13,727	$—	$—
Corporate-owned life insurance — non-current	3,365	—	—	3,365

Liabilities:
BEP — current	$5,418	$—	$5,418	$—

	Fair value measurement used
	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)

Assets:
Available for sale restricted marketable securities — current	$5,791	$5,791	$—	$—
Available for sale restricted marketable securities — non-current	7,950	7,950	—	—
Corporate-owned life insurance — non-current	3,323	—	—	3,323

Liabilities:
BEP — non-current	$5,629	$—	$5,629	$—

The Company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the Company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy. As of June 30, 2011, the Company has $9,000 of unrealized losses related to this investment, which is recorded within “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.

The recorded value of the Corporate-owned life insurance policies is adjusted to the cash surrender value of the policies which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other income, net” in the Condensed Consolidated Statements of Operations. Although corporate-owned life insurance policies are exempt from such disclosure requirements, management believes the disclosures are useful to financial statement users.

The recorded value of the BEP obligation is measured as employee deferral contributions and Company matching contributions less distributions made from the plan, and adjusted for the returns on the hypothetical investments selected by the participants, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2011 and 2010:

	Three months ended June 30
	2011	2010
Company-owned life insurance:
Balance on April 1	$3,323	$16,095
Realized gains	—	2,065
Unrealized losses relating to instruments still held at the reporting date	(4)	(855)
Purchases	46	504
Sales	—	—
Issuances	—	—
Settlements	—	(2,017)

Balance on June 30	$3,365	$15,792

Realized gains represent the amounts recognized during the first quarter of fiscal 2011 on the redemption of certain Corporate-owned life insurance policies and are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. Unrealized losses related to the Corporate-owned life insurance policies are recorded within “Other income, net” in the accompanying Condensed Consolidated Statements of Operations.

The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of June 30, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$20,556	$—	$—	$20,556
Intangible assets	22,117	—	—	22,117

Liabilities:
SERP obligations — current	$5,705	$—	$—	$5,705
Other employee benefit plans obligations — current	116	—	—	116
Restructuring liabilties — current	2,057	—	—	2,057
Restructuring liabilties — non-current	1,234	—	—	1,234
Other employee benefit plans obligations — non-current	305	—	—	305

	Fair value measurement used
	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$20,569	$—	$—	$20,569
Intangible assets	22,535	—	—	22,535

Liabilities:
SERP obligations — current	$5,675	$—	$—	$5,675
Other employee benefit plans obligations — current	116	—	—	116
Restructuring liabilties — current	1,141	—	—	1,141
Restructuring liabilties — non-current	388	—	—	388
Other employee benefit plans obligations — non-current	305	—	—	305

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$20,569	$22,535	$5,675	$421	$1,529
Realized losses	—	—	—	—	—
Unrealized gains (losses) relating to instruments still held at the reporting date	(13)	—	—	—	—
Purchases	—	348	30	—	2,395
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	(633)
Amortization	—	(766)	—	—	—

Balance at June 30, 2011	$20,556	$22,117	$5,705	$421	$3,291

	Three months ended June 30, 2010
	Goodwil	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2010	$50,418	$32,510	$8,412	$454	$1,938
Realized losses	—	—	383	—	—
Unrealized (losses) gains relating to instruments still held at the reporting date	(68)	—	(57)	—	—
Purchases	—	964	92	—	393
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(2,504)	(35)	(811)
Amortization	—	(1,215)	—	—	—

Balance at June 30, 2010	$50,350	$32,259	$6,326	$419	$1,520

Realized losses on the Company’s SERP obligation were primarily comprised of the actuarial losses recognized due to the settlement of a SERP obligation to a former executive and are recorded within “Restructuring charges” in the accompanying Condensed Consolidated Statements of Operations. Additional information regarding the Company’s restructuring actions is included in Note 5 to Condensed Consolidated Financial Statements.

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

13. Subsequent Events

Subsequent events include events or transactions that occur after the balance sheet date, but before the financial statements are issued. Subsequent events are named either as recognized or non-recognized.

Termination of Credit Facility

On July 29, 2011, the Company terminated its Credit Facility.The Company had no amounts outstanding under the Credit Facility, and the Company owed no penalties for early termination.As a result of the proceeds the Company received from the sale of TSG, the Company determined that it no longer required the liquidity provided by the Credit Facility. In conjunction with the termination of the Credit Facility, the Company will expense approximately $0.4 million in unamortized deferred financing fees that related to the Credit Facility in its second quarter interim financial statements.

Share Repurchase Program

On August 1, 2011, the Company announced its plans to commence a repurchase program. The Board approved the repurchase of up to 1,600,000 common shares of the Company. Unless renewed, the share repurchase program will expire on March 31, 2012.

2011 Stock Incentive Plan

On July 28, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares and restricted share units, time-vested or conditioned on the attainment of performance goals, for up to 3.0 million common shares. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2011 Plan is 1.0 million. The maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares, and the maximum number of shares subject to stock options or stock appreciation rights that may be granted to an individual in a calendar year is 800,000 shares.

All new equity awards going forward will be granted under the 2011 Plan. The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and SAR exercises or restricted share awards.

Management evaluated events that occurred subsequent to June 30, 2011 for recognition or disclosure in the Company’s Consolidated Financial Statements and Notes and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding the Company’s consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q (“Quarterly Report”) updates information included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as the Company’s Annual Report for the year ended March 31, 2011. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. Additional information concerning forward-looking statements is contained in “Forward-Looking Information” below and in “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report for the fiscal year ended March 31, 2011. Management believes that this information, discussion, and disclosure is important in making decisions about investing in the Company. Table amounts are in thousands.

Introduction

Agilysys is a leading provider of innovative information technology (“IT”) solutions to corporate and public-sector customers, with special expertise in select markets, including hospitality and retail. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated IT data center and point-of-sale needs. The Company possesses data center expertise in enterprise architecture and high availability, infrastructure optimization, storage and resource management, and business continuity. Agilysys’ point-of-sale solutions include: proprietary property management, inventory and procurement, point-of-sale, and document management software, proprietary services including expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenue is recurring from software support and hardware maintenance agreements. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. During the first quarter of fiscal 2012 and fiscal 2011, Agilysys had three reportable segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). See Note 3 to Condensed Consolidated financial statements titled, Sale of TSG Business, and Note 11 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.

The primary objective of the Company’s ongoing strategic planning process is to create shareholder value by exploiting growth opportunities and strengthening its competitive position within the specific technology solutions and in the wider markets in which it competes. The plan builds on the Company’s existing strengths and targets growth driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:

•	Growing sales of its proprietary offerings, both software and services;

•	Diversifying its customer base across geographies and industries;

•	Capitalizing on the Company’s intellectual property and emerging technology trends; and

•	Optimizing the Company’s facilities footprint and corporate expense while locating corporate services closer to the operating businesses.

Following the close of the TSG divestiture, the Company’s top priorities include improving operating performance and financial results, profitably growing the business, and returning capital to shareholders. To that end, the Company will use its cash to fund working capital needs, make select investments in the businesses, and return excess cash to shareholders as prudently as possible. The Company intends to achieve its objectives through a tighter coupling and management of the operating expenses of the businesses and sharpening the focus of our investments to concentrate on growth opportunities with the highest return.

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

General Company Overview

Total net sales rose $19.8 million or 15.0% in the three months ended June 30, 2011 compared with the three months ended June 30, 2010, as a result of increased hardware and services sales volumes, most significantly for RSG and TSG. The prior year net sales were adversely impacted by a general decrease in IT spending activity within the markets the Company serves as a result of weak macroeconomic and financial market conditions.

While the Company’s revenues have improved in the first quarter of fiscal 2012 compared with the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for IT products and services. The Company continues to believe that it is well-positioned to capitalize on future increases in IT spending, which will allow for the further leveraging of its business model and earnings growth.

Gross margin as a percentage of sales decreased 40 basis points to 25.3% for the first three months of fiscal 2012 compared with the first three months of fiscal 2011, primarily due to lower services gross margins, which were a result of project mix and increased pricing pressure.

Matters Affecting Comparability

Due to the gross margin pressure the Company experienced in fiscal 2011, management began to execute annualized cost savings of approximately $7.0 million in the fourth quarter of fiscal 2011, which include reductions in headcount and in professional fees. Of this amount, approximately $3.5 million has been realized to date, including $1.8 million in the first quarter of fiscal 2012.

On May 28, 2011, the Company agreed to sell TSG to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together “OnX”), subject to several contingencies. On July 28, 2011, the Company’s shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the agreement were satisfied. Since the transaction closed subsequent to the end of the Company’s fiscal 2012 first quarter, the remainder of the discussion contained in this MD&A is without consideration to the effect of this sale.

During the first quarter of fiscal 2012, the Company announced certain restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. The Company incurred approximately $2.4 million in restructuring costs related to these actions during the first quarter of fiscal 2011. During the first quarter of fiscal 2011, the Company incurred approximately $0.4 million in restructuring costs primarily comprised of non-cash settlement costs related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and other ongoing lease obligations related to restructuring actions taken in fiscal 2009. Additional information regarding the Company’s restructuring actions is provided below and in Note 5 to Condensed Consolidated Financial Statements.

Customer Concentration

As discussed in Note 11 to Condensed Consolidated Financial Statements, Verizon Communications, Inc. accounted for 29.8% and 28.1% of TSG’s total revenues, and 19.2% and 18.1% of total Company revenues for the three months ended June 30, 2011 and 2010, respectively.

Results of Operations — First Fiscal 2012 Quarter Compared to First Fiscal 2011 Quarter

Net Sales and Operating Loss

The following table presents the Company’s consolidated revenues and operating results for the three months ended June 30, 2011 and 2010:

	Three months ended June 30		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Net Sales:
Product	$118,059	$103,487	$14,572	14.1%
Service	33,584	28,386	5,198	18.3%

Total	151,643	131,873	19,770	15.0%

Cost of goods sold:
Product	98,265	86,107	12,158	14.1%
Service	14,945	11,900	3,045	25.6%

Total	113,210	98,007	15,203	15.5%

Gross margin:
Product	19,794	17,380	2,414	13.9%
Service	18,639	16,486	2,153	13.1%

Total	38,433	33,866	4,567	13.5%

Gross margin percentage:
Product	16.8%	16.8%
Service	55.5%	58.1%

Total	25.3%	25.7%

Operating expenses:
Selling, general, and administrative expenses	41,425	40,065	1,360	3.4%
Restructuring charges	2,395	393	2,002	nm

Total	43,820	40,458	3,362	8.3%

Operating loss:
Operating loss	$(5,387)	$(6,592)	$1,205	18.3%
Operating loss percentage	(3.6)%	(5.0)%

nm-not meaningful

The following table presents the Company’s operating results by business segment for the three months ended June 30, 2011 and 2010:

	Three months ended June 30		(Decrease) increase
(Dollars in thousands)	2011	2010	$	%
Hospitality

Total sales from external customers	$20,960	$23,049	$(2,089)	(9.1)%
Gross margin	$13,267	$13,287	$(20)	(0.2)%
	63.3%	57.6%
Operating income	$515	$2,239	$(1,724)	(77.0)%

Retail

Total sales from external customers	$32,926	$23,737	$9,189	38.7%
Gross margin	$6,260	$5,669	$591	10.4%
	19.0%	23.9%
Operating income	$2,095	$1,768	$327	18.5%

Technology

Total sales from external customers	$97,757	$85,087	$12,670	14.9%
Gross margin	$18,906	$14,910	$3,996	26.8%
	19.3%	17.5%
Operating income (loss)	$2,570	$(1,752)	$4,322	246.7%

Corporate and Other
Operating loss	$(10,567)	$(8,847)	$(1,720)	(19.4)%

Consolidated

Total sales from external customers	$151,643	$131,873	$19,770	15.0%
Gross margin	$38,433	$33,866	$4,567	13.5%
	25.3%	25.7%
Operating loss	$(5,387)	$(6,592)	$1,205	18.3%

Net sales. Net sales increased $19.8 million to $151.6 million during the first quarter of fiscal 2012 compared with net sales of $131.9 million during the first quarter of fiscal 2011. The increase was driven by higher hardware and services volumes, which increased $17.8 million and $5.2 million, respectively, in the first quarter of fiscal 2012 compared with the first quarter of the prior year. These revenue increases reflect a general improvement in customer demand, which benefited RSG and TSG. This growth was partially offset by a decrease in software revenues of $3.2 million for the same period. The decline in software revenues primarily reflect two large remarketed software sales TSG recognized in the first quarter of fiscal 2011 that did not repeat in the current year quarter.

HSG’s sales decreased $2.1 million in the first quarter of fiscal 2012 compared with the same prior year period primarily as a result of decreases in product revenues of $3.1 million, which was partially offset by an increase in services revenues of $1.0 million. In the first quarter of fiscal 2011, HSG recognized a large hardware sale that did not repeat in the current year quarter.

RSG’s sales increased $9.2 million due to higher product and services revenues of $8.4 million and $0.8 million, respectively. The growth in RSG’s sales was primarily driven by several large hardware orders that were recognized in the first quarter of fiscal 2012.

TSG’s sales increased $12.7 million, as product and services revenues grew $9.3 million and $3.4 million, respectively, in the first quarter of fiscal 2012 compared with the same prior year period. The growth in TSG’s product revenues was primarily due to higher hardware sales, which reflect increased volumes, partially offset by a decline in software revenues as discussed above. TSG services revenues increased to more normalized levels in the current year quarter due to an increase in projects.

Gross margin. The Company’s total gross margin percentage decreased to 25.3% for the quarter ended June 30, 2011 compared with 25.7% for the same prior year quarter, primarily due to lower services gross margins. Services gross margins decreased 260 basis points in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 primarily due to mix of projects, which impacted TSG. Product gross margins remained relatively flat in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

The increase of 570 basis points in HSG’s gross margin percentage was primarily attributable to higher services gross margins, partially offset by lower product gross margins. HSG’s services gross margins were favorably impacted by lower project related costs for proprietary services projects. The decline in HSG’s product gross margins is due to lower hardware and software gross margins. HSG’s lower hardware gross margins was primarily due to the sales mix and HSG’s lower software gross margins was due to the amortization of capitalized costs associated with the development of Guest 360™ software product, which was released for general sale in June 2010.

RSG’s gross margin percentage for the quarter ended June 30, 2011 decreased 490 basis points compared with the same prior year quarter due to lower product gross margins. During the first quarter of fiscal 2012, RSG recognized several large hardware sales, which had lower gross margins.

TSG’s gross margin percentage increased 180 basis points in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. The increase in TSG’s gross margin percentage was driven by higher product gross margins as a result of an increase in hardware gross margins. The higher hardware gross margins reflect improved pricing, as well as, the mix of customers and types of hardware sold during the current year quarter. The increase in TSG’s product gross margins was partially offset by lower services gross margins. TSG’s services gross margins were unfavorably affected by mix of projects in the current year quarter compared with the prior year quarter.

Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses and restructuring charges. SG&A expenses increased $1.4 million, or 3.4%, during the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. The higher SG&A expenses in the first quarter of fiscal 2012 were primarily attributable to higher compensation costs, which resulted from the reinstatement of the employer matching contribution to the Company’s 401(k) Plan and higher stock compensation costs as a result of the acceleration of expense due to a change in control provision contained in the Company’s 2006 Stock Incentive Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. The Company reinstated the employer matching contribution to its 401(k) Plan effective January 1, 2011. In addition, during the first quarter of the current year, the Company incurred approximately $1.1 million in transaction costs related to the TSG sale, which will be classified within discontinued operations in future periods. These increases were partially offset by reduced amortization costs related to certain customer and supplier relationship intangible assets that were determined to be impaired and were written off during the fourth quarter of fiscal 2011. During the first quarter of fiscal 2011, the Company benefited from lower compensation costs as a result of losses incurred related to the Company’s Benefit Equalization Plan. However, in the prior year quarter the Company also incurred approximately $1.1 million in costs that were expensed as maintenance costs related to the implementation of the Oracle Enterprise Resource Planning (“ERP”) software for its North American operations.

From a business segment perspective, SG&A expenses increased $1.5 million and $0.1 million in HSG and RSG, respectively. TSG SG&A expenses decreased $0.3 million during the current year quarter compared with the same prior year quarter. Corporate/Other SG&A expenses increased $0.1 million in the first quarter of the current year compared with the first quarter of the prior year. The increase in HSG’s and RSG’s expenses was primarily driven by higher compensation costs in the current year first quarter due to the reinstatement of the employer matching contribution to the Company’s 401(k) Plan and the acceleration of stock compensation expense as a result of the announcement of the TSG sale. During the first quarter of fiscal 2011, HSG also capitalized $1.0 million related to the development of Guest 360™ software product, which was released for general sale in June 2010. In the first quarter of the current year, HSG capitalized $0.3 million related to the development of enhancements to the Guest 360 software product. Other costs related to Guest 360 were expensed in the current year first quarter as maintenance costs. The lower costs in TSG primarily reflect lower amortization expense for intangible assets, as customer and supplier relationship intangible assets associated with the Company’s acquisition of Innovative Systems Design, Inc. and Stack Computer in fiscal 2008, were determined to be impaired and were written off during the Company’s annual goodwill and intangible asset impairment testing in the fourth quarter of fiscal 2011. The lower amortization expense more than offset higher compensation and benefits costs in the current year first quarter due to the reinstatement of the employer matching contribution and the acceleration of stock compensation expense, as previously discussed. The increase in Corporate/Other SG&A expenses was also primarily due to the incremental compensation costs associated with the reinstatement of the employer matching contribution and the acceleration of stock compensation expense, noted above. The incremental SG&A expenses for transaction costs related to the TSG sale in the current year quarter and for maintenance expenses related to the Oracle ERP implementation in the prior year quarter also related to Corporate/Other.

Restructuring charges. In the first quarter of fiscal 2012, the Company announced restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. In addition, the Company announced that its President and Chief Executive Officer was stepping down to pursue other interests. These restructuring actions are expected to be mostly completed by March 31, 2012 and have impacted or will impact approximately 160 employees. The Company recorded $2.4 million in restructuring charges during the first three months of fiscal 2012, primarily comprised of severance and related benefits, with $0.2 million, $0.1 million, $0.1 million, and $2.0 million related to HSG, RSG, TSG, and Corporate/Other, respectively. The Company expects to incur between approximately $14.0 million and $16.0 million in additional restructuring charges for severance and related benefits, relocation, and facilities related to these restructuring actions during the remainder of fiscal 2012 and during the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in cost savings, which are expected to be primarily realized during fiscal 2013.

The Company recorded a total of $0.4 million in additional restructuring charges during the first quarter of fiscal 2011, primarily comprised of non-cash settlement costs related to the payment of an obligation to a former executive under the Company’s SERP and other ongoing lease obligations. The Company has incurred charges totaling $42.0 million related to restructuring actions taken in fiscal 2009, and previously disclosed. These charges were comprised of $0.4 million, $0.8 million, and $40.8 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively. Approximately $23.5 million of these restructuring charges related to TSG, with the remaining $18.5 million related to Corporate/Other. The Company expects to incur minimal additional net restructuring charges related to the fiscal 2009 restructuring actions for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations. Additional information regarding the Company’s fiscal 2009 restructuring actions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Other (Income) Expenses

	Three months ended June 30		(Unfavorable) favorable
(Dollars in thousands)	2011	2010	$	%
Other expenses (income):
Other expenses (income), net	$138	$(1,083)	$(1,221)	(112.7)%
Interest income	(33)	(23)	10	43.5%
Interest expense	338	286	(52)	(18.2)%

Total other expenses (income), net	$443	$(820)	$(1,263)	(154.0)%

Other (income) expenses, net. The $0.1 million of other expenses in the first quarter of fiscal 2012 primarily represents losses recorded as a result of movements in foreign currencies relative to the U.S. dollar. During the first quarter of fiscal 2011, other income primarily represents a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain Corporate-owned life insurance policies. These proceeds were partially offset by decreases in the cash surrender value of Corporate-owned life insurance policies of $0.9 million and losses incurred as a result of movements in foreign currencies relative to the U.S. dollar.

Interest income. Interest income remained relatively flat during the quarter ended June 30, 2011 compared with the same prior year quarter. In fiscal 2009, management changed to a more conservative investment strategy and continued to maintain this strategy through the first quarter of fiscal 2012.

Interest expense. Interest expense consists of costs associated with the Company’s Credit Facility, the amortization of deferred financing fees, interest expense on borrowings against certain Corporate-owned life insurance policies, and capital leases. Interest expense remained relatively flat quarter-over-quarter.

Income Taxes

	Three Months Ended June 30
	2011	2010
Effective income tax rate	17.8%	(77.6)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to a decrease in unrecognized tax benefits. For the first quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses, as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to Condensed Consolidated Financial Statements. Other items effecting the rate in the prior year quarter include foreign and state taxes and a discrete item related to an increase to unrecognized tax benefits.

Recently Adopted and Recently Issued Accounting Standards

A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the three months ended June 30, 2011, no material changes resulted from the adoption of recent accounting pronouncements.

Liquidity and Capital Resources

Overview

The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were primarily comprised of lease and rental obligations at June 30, 2011. The Company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.

Prior to July 29, 2011, the Company maintained a $50.0 million asset-based revolving Credit Facility with Bank of America, N.A. (the “Lender”), which had the ability to be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that was due to mature on May 5, 2012. The Company’s obligations under the Credit Facility were secured by significantly all of the Company’s assets. The Credit Facility contains mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of this type. The Company terminated the Credit Facility on July 29, 2011 in conjunction with the sale of TSG. Additional information with respect to the Credit Facility is contained in Note 13 to Condensed Consolidated Financial Statements titled, Subsequent Events, and in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Except for letters of credit, the Company had no amounts outstanding under the Credit Facility as of June 30, 2011 and due to availability of eligible accounts receivable, $41.7 million was available for future borrowings. However, at June 30, 2011 and through the termination of the Credit Facility, the Company would have been limited to borrowing no more than $26.7 million under the Credit Facility in order to maintain compliance with the fixed charge coverage ratio as defined in the Credit Facility. Except as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, there were no changes to the Credit Facility since it was executed on May 5, 2009.

As of June 30, 2011 and March 31, 2011, the Company’s total debt was approximately $2.6 million and $2.7 million, respectively, comprised of capital lease obligations in both periods.

Additional information regarding the Company’s financing arrangements is included in its Annual Report for the fiscal year ended March 31, 2011.

As of June 30, 2011, 100% of the Company’s cash and cash equivalents were deposited in bank accounts. Therefore, the Company believes that credit risk is limited with respect to its cash and cash equivalents balances.

Cash Flow

	Three months ended June 30		Increase (decrease)
(Dollars in thousands)	2011	2010
Net cash (used for) provided by continuing operations:
Operating activities	$(21,234)	$(15,317)	$(5,917)
Investing activities	(798)	229	(1,027)
Financing activities	(705)	(289)	(416)
Effect of foreign currency fluctuations on cash	58	(191)	249

Net (decrease) increase in cash and cash equivalents	$(22,679)	$(15,568)	$(7,111)

Cash flow (used for) provided by operating activities. The $21.2 million in cash used by operating activities during the three months ended June 30, 2011 consisted of a $4.8 million net loss, $6.8 million in non-cash adjustments to the net loss, and a negative $23.2 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $6.7 million increase in accounts receivable, a $5.1 million increase in inventories, an $10.2 million decrease in accrued liabilities, and a $2.2 million decrease due to other changes in operating assets and liabilities, partially offset by a $1.0 million increase in accounts payable. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in June 2011 (i.e., the last month of the fiscal quarter) compared with March 2011 and not due to the deterioration in the aging of the accounts receivable balances, as is evidenced by days’ sales outstanding remaining constant at 77 days from March 31, 2011 to June 30, 2011. The increases in accounts payable and in inventories were a result of the higher sales volume in June 2011 compared with March 2011 and several large orders that did not ship as of June 30, 2011. The decrease in accrued liabilities primarily related to payments of amounts accrued for incentive compensation and severance costs during the first quarter of fiscal 2012.

The $15.3 million in cash used by operating activities during the three months ended June 30, 2010 consisted of a $10.3 million loss from continuing operations, $7.5 million in non-cash adjustments to the loss from continuing operations, and a negative $12.6 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $17.3 million increase in accounts receivable, an $11.4 million increase in inventories, and a $2.7 million decrease in accrued liabilities, partially offset by a $17.7 million increase in accounts payable and $1.1 million of other changes in operating assets and liabilities. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in the last week of June 2010 (i.e., the last month of the fiscal quarter) compared to the last week of March 2010. The increase in accounts receivable in the prior year quarter was also related to the transition of invoicing to the Company’s new Oracle ERP platform, which was subsequently completed later in fiscal 2011. The increases in accounts payable and in inventories were a result of several large orders that did not ship as of June 30, 2010. The decrease in accrued liabilities primarily related to amounts paid during the first three months of fiscal 2011 with respect to restructuring actions taken in the prior year, including $2.5 million in cash paid to settle employee benefit plan obligations.

Cash flow (used for) provided by investing activities. The $0.8 million in cash used for investing activities during the three months ended June 30, 2011 primarily resulted from amounts used for the purchase of software, property, and equipment. The $0.2 million in cash provided by investing activities during the three months ended June 30, 2010 was primarily driven by the receipt of $2.2 million in proceeds as a redemption of certain corporate-owned life insurance policies, partially offset by additional investments in corporate-owned life insurance policies of $0.5 million and $1.5 million used for the purchase of property and equipment.

Cash flow used for financing activities. During the three months ended June 30, 2011, the Company used $0.7 million in cash for financing activities, which represented principal payments of $0.3 million on capital lease obligations and repurchases of Company shares of $0.4 million, which were used to satisfy employee tax withholding on the vesting or exercise of stock based compensation awards. The $0.3 million in cash used by the Company for financing activities during the first quarter of fiscal 2011 represented principal payments of $0.1 million on capital lease obligations and repurchases of Company shares of $0.2 million, which were used to satisfy employee tax withholding on the vesting or exercise of stock based compensation awards.

Contractual Obligations

Upon completion of the TSG divestiture, $310.0 million of the $330.0 million in minimum purchase commitments from a vendor was assumed by OnX. The remaining $20.0 million obligation will be retained by the Company and the Company expects to reach its commitment during fiscal 2012. There were no other significant changes to the Company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2011.

Off-Balance Sheet Arrangements

The Company has not entered into any significant off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of the Company’s significant accounting policies is included in the Company’s Annual Report for the year ended March 31, 2011. There have been no material changes in the Company’s significant accounting policies and estimates since March 31, 2011.

Forward-Looking Information

This Quarterly Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, expected benefits and outcomes from our recent ERP implementation, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences related to the concentrated ownership of our outstanding shares by MAK Capital, unanticipated deterioration in economic and financial conditions in the United States and around the world or the consequences, consequences associated with the sale of the Company’s TSG business, and uncertainties regarding restructuring actions and the relocation of the Company’s corporate headquarters. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.

Other potential risks and uncertainties that may cause actual results to be materially different from those in forward-looking information are described in “Risk Factors,” which is included in Part I, Item 1A of the Company’s Annual Report for the fiscal year ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report for the fiscal year ended March 31, 2011. There have been no material changes in the Company’s market risk exposures since March 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of management, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first three months of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2011 that may materially affect the Company’s business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

3(a)	Amended Articles of Incorporation of Agilysys, Inc.

3(b)	Amended Code of Regulations, as amended, of Agilysys, Inc., which are incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed August 1, 2011 (File No. 000-05734).

*10(a)	Agilysys, Inc. 2011 Stock Incentive Plan, which is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10(b)	Agilysys, Inc. Annual Incentive Plan, which is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the quarter ended June 30, 2011 tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: August 9, 2011	/s/ Henry R. Bond
Henry R. Bond
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)