Form 10-Q
period 2011-09-30
AGILYSYS INC
filed 2011-11-09
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of Common Shares of the registrant outstanding as of October 31, 2011 was 22,630,116.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	September 30		September 30
(In thousands, except share and per share data)	2011	2010	2011	2010
Net sales:
Products	$27,094	$24,664	$55,879	$48,156
Services	26,494	24,662	51,595	47,957

Total net sales	53,588	49,326	107,474	96,113
Cost of goods sold:
Products	20,605	19,721	43,966	36,549
Services	11,367	11,843	22,365	22,844

Total cost of goods sold	31,972	31,564	66,331	59,393
Gross margin	21,616	17,762	41,143	36,720
Operating expenses:
Selling, general, and administrative expenses	24,460	24,347	48,563	47,450
Asset impairment charges	—	59	—	59
Restructuring charges	2,370	10	4,716	403

Operating loss	(5,214)	(6,654)	(12,136)	(11,192)
Other expenses (income):
Other expenses (income), net	308	(856)	271	(1,959)
Interest income	(17)	(17)	(49)	(40)
Interest expense	539	278	877	563

Loss from continuing operations before income taxes	(6,044)	(6,059)	(13,235)	(9,756)
Income tax (benefit) expense	(2,806)	(1,143)	(4,557)	3,452

Loss from continuing operations	(3,238)	(4,916)	(8,678)	(13,208)
Income from discontinued operations, net of taxes	10,487	2,702	11,138	742

Net income (loss)	$7,249	$(2,214)	$2,460	$(12,466)

(Loss) income per share — basic and diluted:
Loss from continuing operations	$(0.14)	$(0.22)	$(0.38)	$(0.58)
Income from discontinued operations	0.46	0.12	0.49	0.03

Net income (loss)	$0.32	$(0.10)	$0.11	$(0.55)

Weighted average shares outstanding:
Basic and diluted	22,853,057	22,750,474	22,902,872	22,750,254

See accompanying notes to condensed consolidated financial statements (unaudited).

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts at September 30, 2011 are unaudited)

(In thousands, except share and per share data)	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$93,662	$70,559
Accounts receivable, net of allowances of $248 and $661, respectively	30,114	31,926
Inventories, net	13,649	10,921
Deferred income taxes — current, net	85	—
Prepaid expenses	2,844	2,829
Income taxes receivable	1,365	1,403
Other current assets	11,333	6,344
Assets of discontinued operations — current	—	105,810

Total current assets	153,052	229,792
Goodwill	15,104	15,211
Intangible assets, net of accumulated amortization of $21,601 and $20,069, respectively	21,962	22,535
Other non-current assets	4,066	11,709
Assets of discontinued operations — non-current	—	8,296
Property and equipment:
Furniture and equipment	40,467	40,573
Software	49,720	49,548
Leasehold improvements	9,628	8,841
Project expenditures not yet in use	114	668

	99,929	99,630
Accumulated depreciation and amortization	78,991	74,775

Property and equipment, net	20,938	24,855

Total assets	$215,122	$312,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,910	$17,852
Deferred revenue	14,604	23,995
Accrued liabilities	27,104	14,594
Income taxes payable	125	265
Deferred income taxes — current, net	—	77
Capital lease obligations — current	970	999
Liabilities of discontinued operations — current	—	89,005

Total current liabilities	58,713	146,787
Deferred income taxes — non-current, net	4,093	3,894
Capital lease obligations — non-current	619	907
Other non-current liabilities	6,453	11,972
Liabilities of discontinued operations — non-current	—	734
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,575,300 and 23,022,398 shares outstanding at September 30, 2011 and March 31, 2011, respectively	9,482	9,482
Treasury shares (9,031,531 at September 30, 2011 and 8,584,433 at March 31, 2011)	(2,709)	(2,575)
Capital in excess of stated value	(10,325)	(5,421)
Retained earnings	149,119	146,659
Accumulated other comprehensive loss	(323)	(41)

Total shareholders’ equity	145,244	148,104

Total liabilities and shareholders’ equity	$215,122	$312,398

See accompanying notes to condensed consolidated financial statements (unaudited).

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	September 30
(In thousands)	2011	2010
Operating activities
Net income (loss)	$2,460	$(12,466)
Less: Income from discontinued operations	(11,138)	(742)

Loss from continuing operations	(8,678)	(13,208)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities:
Restructuring charges	4,716	403
Gain on the redemption of Company-owned life insurance policies	—	(2,065)
Gain on the redemption of investment in The Reserve Fund’s Primary Fund	—	(147)
Asset impairment charges	—	59
Loss on the sale of securities	166	—
Depreciation	3,432	1,786
Amortization	3,376	3,681
Deferred income taxes	36	4,429
Stock based compensation	1,989	1,437
Change in cash surrender value of Company-owned life insurance policies	(68)	301
Changes in operating assets and liabilities:
Accounts receivable	1,751	(7,000)
Inventories	(2,729)	(3,417)
Accounts payable	(1,935)	494
Accrued and other liabilities	(5,826)	(1,950)
Income taxes payable	(763)	372
Other changes, net	(14)	(209)
Other non-cash adjustments, net	(561)	69

Total adjustments	3,570	(1,757)

Net cash used for operating activities	(5,108)	(14,965)
Investing activities
Proceeds from the sale of business	59,470	—
Proceeds from The Reserve Fund’s Primary Fund	—	147
Proceeds from redemption of/borrowings against Company-owned life insurance policies	—	2,248
Additional investments in Company-owned life insurance policies	(46)	(746)
Proceeds from the sale of marketable securities	2,036	14
Additional investments in marketable securities	(22)	—
Purchases of software, property, and equipment	(1,464)	(3,543)

Net cash provided by (used for) investing activities	59,974	(1,880)
Financing activities
Proceeds from borrowings under credit facility	—	15,325
Principal payments under credit facility	—	(15,325)
Repurchases of common shares	(6,617)	—
Repurchases of shares to satisfy employee tax withholding	(972)	(188)
Principal payments under long-term obligations	(609)	(306)

Net cash used for financing activities	(8,198)	(494)
Effect of exchange rate changes on cash	(151)	166

Cash flows provided by (used for) continuing operations	46,517	(17,173)
Cash flows of discontinued operations:
Operating cash flows, net	(23,336)	(13,096)
Investing cash flows, net	—	(73)
Financing cash flows, net	(78)	(2)

Net increase (decrease) in cash	23,103	(30,344)
Cash at beginning of the period	70,559	62,801

Cash at end of the period	$93,662	$32,457

See accompanying notes to condensed consolidated financial statements (unaudited).

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation

Nature of Operations

Agilysys, Inc. and its subsidiaries (the “Company”) are leading developers and marketers of proprietary enterprise software, services, and solutions to the hospitality and retail industries. The Company specializes in market-leading point-of-sale, property management, inventory and procurement, and mobile and wireless solutions that are designed to streamline operations, improve efficiency, and enhance the consumer’s experience. The Company operates extensively in North America with additional sales and support offices in the United Kingdom and in Asia.

Until August 1, 2011, the Company operated in three reportable business segments: Hospitality Solutions Group (“HSG”), Retail Solutions Group (“RSG”), and Technology Solutions Group (“TSG”). On August 1, 2011, the Company completed the sale of TSG. The assets and liabilities, as well as the results of operations and cash flows, of TSG are classified as discontinued operations within the Company’s Condensed Consolidated Financial Statements for the periods presented. See Note 3 to Condensed Consolidated Financial Statements for a discussion regarding the disposal of TSG. Additional information regarding the Company’s continuing reportable business segments are described in Note 12 to Condensed Consolidated Financial Statements.

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

The Condensed Consolidated Balance Sheet as of September 30, 2011, as well as the Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2011 and 2010, have been prepared by the Company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Except as discussed below, such adjustments were of a normal recurring nature. Further, the Company has evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report and concluded that there are no additional significant subsequent events requiring recognition or disclosure.

These unaudited interim financial statements of the Company should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2011.

The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Reclassifications

Certain fiscal 2010 product and service revenues and costs of sales were reclassified (with no impact on total gross margin) in order to conform to current period reporting presentations. Certain fiscal 2010 amounts related to corporate-owned life insurance policies were reclassified to conform to current period reporting presentation (with no impact on loss from continuing operations or cash flows used for operations).

Correction of Error

During the first quarter of fiscal 2011, the Company recorded an adjustment to increase income tax expense by $3.8 million. The adjustment increased the Company’s valuation allowance against its U.S. deferred tax assets and represents a correction of an error. In fiscal 2009, the Company erroneously considered the tax effect of indefinite-lived intangible assets as a source of future taxable income, when it established a significant U.S. valuation allowance against its U.S. deferred tax assets. Income (loss) before income taxes did not change. Net loss increased by $3.8 million, or $0.17 per share, due to this adjustment. Management performed an evaluation under SEC Staff Accounting Bulletin (“SAB”) No. 108 and concluded the effect of this adjustment was immaterial to prior years’ financial statements as well as the projected full-year fiscal 2011 financial statements.

Credit Facility

Until July 29, 2011, the Company maintained a $50.0 million Loan and Security Agreement among the Company, and certain of its subsidiaries, and Bank of America, N.A. (the “Lender”), dated May 5, 2009 (“Credit Facility”). Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The Company terminated the Credit Facility on July 29, 2011 in conjunction with the sale of TSG. As a result of the proceeds the Company received from the sale of TSG, the Company determined that it no longer required the liquidity provided by the Credit Facility. As a result of the termination of the Credit Facility, the Company expensed approximately $0.4 million in unamortized deferred financing fees that related to the Credit Facility during the second quarter of fiscal 2012.

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

Change in Accounting Estimate

The Company previously announced that, after completion of the TSG sale, it will relocate its corporate headquarters from Solon, Ohio to Alpharetta, Georgia to better align corporate functions with the Company’s operating units and reduce costs. This relocation is expected to be completed by March 31, 2012. Therefore, the

Company changed the useful life of the leasehold improvements and depreciable property and equipment related to the Solon, Ohio facility such that these assets will be fully depreciated by March 31, 2012. As a result, the Company recorded accelerated depreciation expense of $1.4 million classified within “Selling, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011. This change also reduced the basic and diluted loss per share for each of the three and six months ended September 30, 2011 by $0.06 per share.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued authoritative guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. This authoritative guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company can skip the two-step test, which would reduce the cost and complexity of testing goodwill for impairment. The provisions of this authoritative guidance are effective for the Company beginning on April 1, 2012. The Company is currently evaluating the provisions of this guidance, but does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income in an entity’s financial statements, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This authoritative guidance supersedes the presentation options currently available under GAAP and facilitates convergence of GAAP and International Financial Reporting Standards (“IFRS”) by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this authoritative guidance are to be applied retrospectively and are effective for the Company beginning on April 1, 2012. The Company is currently evaluating the provisions of this guidance, but does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

In May 2011, the FASB issued amendments to its authoritative guidance on fair value measurements and disclosures, which represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in this authoritative guidance, resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this authoritative guidance are required to be applied prospectively, and are effective for the Company beginning April 1, 2012. The Company is currently evaluating the provisions of this guidance, but does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Discontinued Operations

On May 28, 2011, the Company entered into a definitive agreement to sell its TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. On July 28, 2011, the Company’s shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs and $1.2 million for third-party services in support of the transition, resulting in net proceeds received by the Company of $59.5 million.

With the sale of TSG, the Company is focused on creating shareholder value by exploiting growth opportunities and strengthening its competitive position within the hospitality and retail markets in which it competes. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG, along with the gain on sale, have been reported as a component of discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the TSG business are classified as discontinued operations in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2011.

The income from discontinued operations for the three months ended September 30, 2011, includes TSG net sales of $26.1 million, a pre-tax loss of $3.1 million, a net loss of $2.1 million (net of a tax benefit of $1.0 million), and a gain recognized on the sale of $12.6 million (net of taxes of $8.1 million). The income from discontinued operations for the six months ended September 30, 2011, includes TSG net sales of $123.8 million, a pre-tax loss of $1.8 million, a net loss of $1.5 million (net of a tax benefit of $0.3 million), and a gain recognized on the sale of $12.6 million (net of taxes of $8.1 million). Included in the calculation of the gain on the sale was the write-off of $5.4 million in goodwill related to TSG that remained on the Company’s balance sheet until the sale was completed.

Income from discontinued operations for the three months ended September 30, 2010 includes TSG net sales of $133.5 million, pre-tax income of $3.9 million, and net income of $2.7 million. Income from discontinued operations for the six months ended September 30, 2010 includes TSG net sales of $218.6 million, pre-tax income of $1.8 million, and net income of $0.7 million.

Components of Results of Discontinued Operations

For the three and six months ended September 30, 2011 and 2010 the income from discontinued operations was comprised of the following:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Discontinued operations:
(Loss) income from operations of TSG	$(3,142)	$3,914	$(1,781)	$1,839
Gain on sale of TSG	20,686	—	20,686	—

	17,544	3,914	18,905	1,839
Provision for income taxes	7,057	1,212	7,767	1,097

Income from discontinued operations	$10,487	$2,702	$11,138	$742

4. Comprehensive Loss

Comprehensive loss is the total of net income (loss) as currently reported under GAAP plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive loss for the three and six months ended September 30, 2011 and 2010 are as follows:

	Foreign currency translation adjustment	Unamortized net actuarial gains	Unrealized losses on securities	Accumulated other comprehensive (loss) income	Comprehensive income (loss)
Balance at April 1, 2011	$(99)	$58	$—	$(41)
Change during the three months ended June 30, 2011	86	—	(9)	77	$77

Balance at June 30, 2011	$(13)	$58	$(9)	$36
Net loss for the three months ended June 30, 2011					(4,789)
Change during the three months ended September 30, 2011	(114)	—	(245)	(359)	(359)

Balance at September 30, 2011	$(127)	$58	$(254)	$(323)
Net income for the three months ended September 30, 2011					7,249

Total comprehensive income for the six months ended September 30, 2011					$2,178

	Foreign currency translation adjustment	Unamortized net actuarial losses and prior service costs	Accumulated other comprehensive (loss) income	Comprehensive (loss) income
Balance at April 1, 2010	$(664)	$(656)	$(1,320)
Change during the three months ended June 30, 2010	(204)	57	(147)	$(147)

Balance at June 30, 2010	$(868)	$(599)	$(1,467)
Net loss for the three months ended June 30, 2010				(10,252)
Change during the three months ended September 30, 2010	235	3	238	238

Balance at September 30, 2010	$(633)	$(596)	$(1,229)
Net loss for the three months ended September 30, 2010				(2,214)

Total comprehensive loss for the six months ended September 30, 2010				$(12,375)

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

Fiscal 2012 Restructuring Plan

In the first quarter of fiscal 2012, the Company announced restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. In addition, the Company announced that its President and Chief Executive Officer was stepping down. These restructuring actions are expected to be mostly completed by March 31, 2012 and have impacted or will impact approximately 160 employees. The Company recorded $4.7 million in restructuring charges during the first six months of fiscal 2012, primarily comprised of severance and related benefits, with $0.8 million, $0.4 million, and $3.5 million related to HSG, RSG and Corporate/Other, respectively. The Company expects to incur between approximately $9.0 million and $11.0 million in additional restructuring charges for severance and related benefits, relocation, and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in cost savings, which are expected to be primarily realized during fiscal 2013.

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

Since fiscal 2009, the Company has incurred charges totaling $18.5 million related to restructuring actions taken in fiscal 2009 and previously disclosed, comprised of $0.4 million, $0.8 million, and $17.3 million in fiscal years 2011, 2010, and 2009, respectively, which related to Corporate/Other. The Company expects to incur minimal additional net restructuring charges related to the fiscal 2009 restructuring actions for the remainder of fiscal 2012 and through fiscal 2014 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

The following table presents a reconciliation of the beginning and ending balances of the Company’s restructuring liabilities:

	Severance and other employment costs	Facilities	Total
Balance at April 1, 2011	$289	$444	$733
Additions	2,362	—	2,362
Accretion of lease obligations	—	(16)	(16)
Payments	(304)	(40)	(344)

Balance at June 30, 2011	2,347	388	2,735
Additions	2,371	—	2,371
Accretion of lease obligations	—	(1)	(1)
Payments	(610)	(44)	(654)

Balance at September 30, 2011	$4,108	$343	$4,451

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $4.5 million liability at September 30, 2011, $1.3 million of severance and other employment costs are expected to be paid during fiscal 2012, $2.5 million is expected to be paid during fiscal 2013 and the remaining $0.3 million is expected to be paid during fiscal 2014. Approximately $85,000 is expected to be paid during the remainder of fiscal 2012 for ongoing facility lease obligations. Facility lease obligations for the Company’s former corporate headquarters in Boca Raton, Florida are expected to continue through fiscal 2014.

6. Stock Based Compensation

The Company has a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”), as well as a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan (collectively, the “2000 Plans”), that all have vested awards outstanding. The Company is no longer granting awards under the 2006 Plan and 2000 Plans.

On July 28, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights (“SSARs”), restricted shares, and restricted share units for up to 3.0 million common shares. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2011 Plan is 1.0 million. The maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares, and the maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares.

For stock options and SSARs, the exercise price must be set at least equal to the closing market price of the Company’s common shares on the date of grant. The maximum term of stock option and SSAR awards is seven years from the date of grant. Stock option and SSARs awards vest over a period established by the Compensation Committee of the Board of Directors. SSARs may be granted in conjunction with, or independently from, a stock option granted under the 2011 Plan. SSARs granted in connection with a stock option are exercisable only to the extent that the stock option to which it relates is exercisable and the SSARs terminate upon the termination or exercise of the related stock option.

Restricted shares and restricted share units, whether time-vested or performance-based, may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance-based awards may be conditioned upon the attainment of specified performance objectives and other conditions, restrictions, and contingencies. Restricted shares and restricted share units have the right to receive dividends, or dividend equivalents in the case of restricted share units, if any, subject to the same forfeiture provisions that apply to the underlying awards. Subject to certain exceptions set forth in the 2011 Plan, for awards to employees, no performance-based restricted shares or restricted share units shall be based on a restriction period of less than one year, and any time-based restricted shares or restricted share units shall have a minimum restriction period of three years.

The Company may distribute authorized but unissued shares or treasury shares to satisfy share option and SSARs exercises or restricted shares awarded.

Stock Options

The following table summarizes the activity for the six months ended September 30, 2011 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2011	1,867,501	$11.74
Granted	—	—
Exercised	(290,000)	3.22
Forfeited	—	—
Cancelled/expired	(50,000)	14.43

Outstanding and exercisable at September 30, 2011	1,527,501	$13.26	3.6	$852

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $7.13 closing price of the Company’s common shares on September 30, 2011 over the exercise price of the stock option, multiplied by the number of stock options outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to stock option activity during the six months ended September 30, 2011 and 2010:

	Six months ended September 30, 2011	Six months ended September 30, 2010
Compensation expense	$—	$206
Total vest-date fair value of stock options vesting	$—	$532
Total intrinsic value of stock options exercised	$1,625	$—

Compensation expense for stock options was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the six months ended September 30, 2010. The compensation expense recorded in the first half of fiscal 2011 included $0.2 million for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching 20% ownership in the Company during the first quarter of fiscal 2011. As a result, the Company did not have any remaining unrecognized stock based compensation expense related to non-vested stock options as of June 30, 2010.

A total of 176,311 shares, net of 78,956 shares withheld to cover the applicable exercise price of the award and 34,733 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first half of fiscal 2012. The shares withheld were returned to treasury shares.

In fiscal 2012 and fiscal 2011 the Company was in a net operating loss position for U.S. federal income taxes. Therefore, the Company did not recognize and will not recognize an income tax benefit related to stock options exercised until that tax benefit can be realized.

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of the Company’s common shares on the date of the grant and on the date of exercise. This value is settled in common shares of the Company.

The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in the half of fiscal 2012 and fiscal 2011:

	Six months ended September 30
	2011	2010
Dividend yield	0%	0%
Risk-free interest rate	2.09%	1.94%
Expected life (years)	4.5	4.5
Expected volatility	80.75%	81.92%

The dividend yield reflects the Company’s historical dividend yield on the date of the award. On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The Company utilizes the simplified method as described by the SEC in SAB No. 110 to calculate the expected life of the SSARs. Under SAB No. 110, the expected life is based on the midpoint between the vesting date and the end of the contractual term of the SSARs award. The Company believes that SSARs awarded in the first half of fiscal 2012 and fiscal 2011 meet the criteria established by the SEC for the use of the simplified method. The expected stock price volatility is based on the volatility of the Company’s common shares for the most recent historical period equal to the expected life of the SSARs. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The estimated fair value of the SSARs granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during the six months ended September 30, 2011 for SSARs awarded by the Company under the 2011 Plan and the 2006 Plan:

	Number of Rights	Weighted -Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2011	1,317,684	$6.50
Granted	266,450	7.42
Exercised	(473,867)	6.33
Forfeited	(5,054)	7.42
Cancelled/expired	(41,733)	6.41

Outstanding at September 30, 2011	1,063,480	$6.80	5.5	$510

Exercisable at September 30, 2011	788,084	$6.55	4.1	$510

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $7.13 closing price of the Company’s common shares on September 30, 2011 over the exercise price of the SSARs, multiplied by the number of SSARs outstanding or outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to SSARs activity during the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Compensation expense	$246	$466	$1,469	$844
Income tax benefit related to SSARs exercised:
Classified in operating activities in the Consolidated Statements of Cash Flows	$—	$—	$—	$—
Classified in financing activities in the Consolidated Statements of Cash Flows	$—	$—	$—	$—
Total intrinsic value of SSARs exercised	$1,064	$—	$1,135	$189
Total vest-date fair value of SSARs vesting	$—	$—	$2,807	$—

Compensation expense for SSARs was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three and six months ended September 30, 2011 and 2010. The compensation expense recorded in the first quarter of fiscal 2012 included $1.4 million for the accelerated vesting of SSARs expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of September 30, 2011, total unrecognized stock based compensation expense related to non-vested SSARs was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

A total of 66,186 shares, net of 12,212 shares withheld to cover the exercise price on certain incentive stock options exercised and 51,470 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first half of fiscal 2012. A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first half of fiscal 2011. The shares withheld were returned to treasury shares.

In fiscal 2012 and fiscal 2011 the Company was in a net operating loss position for U.S. federal income taxes. Therefore, the Company did not recognize and will not recognize an income tax benefit related to SSARs exercised until that tax benefit can be realized.

Restricted Shares

The Company granted shares to certain of its Directors and executives under the 2011 Plan and the 2006 Plan, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2011 for restricted shares awarded by the Company:

	Number of shares	Weighted -Average Grant-Date Fair Value
Outstanding at April 1, 2011	35,000	$8.18
Granted	142,835	$7.42
Vested	(39,000)	$7.61
Forfeited	(3,167)	$7.42

Outstanding at September 30, 2011	135,668	$7.56

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of the Company’s common shares on the grant date. During the first half of fiscal 2012, a total of 10,734 shares were withheld from the vested restricted shares to cover the employee’s minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Compensation expense	$271	$200	$417	$271
Total vest-date fair value of restricted stock vesting	$120	$—	$290	$—

Compensation expense related to restricted stock awards is recognized ratably over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense for restricted stock was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three and six months ended September 30, 2011 and 2010. The fiscal 2012 compensation expense included $0.1 million for the accelerated vesting of restricted stock expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of

TSG on May 31, 2011. As of September 30, 2011, total unrecognized stock based compensation expense related to non-vested restricted stock was $0.8 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years. The Company will not include restricted stock in the calculation of earnings per share until the shares are vested.

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

The following table summarizes the activity during the six months ended September 30, 2011 for performance shares awarded by the Company under the 2006 Plan:

	Number of shares	Weighted -Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2011	49,438	$6.83
Granted	—	—
Vested	(49,438)	6.83
Forfeited	—	—

Outstanding at September 30, 2011	—	$—

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of the Company’s common shares on the grant date. During the half of fiscal 2012, a total of 18,529 shares were withheld from the vested performance shares to cover the employee’s minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to performance share activity during the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Compensation expense	$—	$58	$103	$116
Total vest-date fair value of performance shares vesting	$—	$—	$337	$539

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of the Company’s common shares on the grant date. The compensation expense for performance shares was recorded within “Selling, general and administrative expenses” in the Consolidated Statements of Operations during the three and six months ended September 30, 2011 and 2010. The fiscal 2012 compensation expense included $0.2 million for the accelerated vesting of performance share expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As a result, subsequent to May 31, 2011, there was no remaining unrecognized stock based compensation expense related to non-vested performance shares.

7. Repurchases of Common Shares

On August 1, 2011, the Company announced that its Board of Directors provided authorization to repurchase up to 1.6 million of the Company’s common shares. Under this authorization, the Company may purchase shares from time to time through open market purchases, including transactions pursuant to Rule 10b5-1 plans, or privately negotiated transactions. Unless renewed, the share repurchase program will expire on March 31, 2012.

During the second quarter of fiscal 2012, the Company repurchased 800,000 of its common shares for an aggregate of $6.6 million, representing an average purchase price of $8.27 per common share.

As of September 30, 2011, 800,000 common shares remained authorized for repurchase and 9.0 million common shares were held in treasury.

8. Income Taxes

The effective tax rates from continuing operations for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Effective income tax rate	46.4%	18.9%	34.4%	(35.4)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the second quarter and first half of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were partially offset by increases in the valuation allowance. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to a decrease in unrecognized tax benefits. For the second quarter and first half of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to Condensed Consolidated Financial Statements. Other items effecting the rate include foreign and state taxes and a discrete item related to a net increase to unrecognized tax benefits.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.5 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. The Company is routinely audited and is currently under examination by the Internal Revenue Service (“IRS”) for the tax year ended March 31, 2010. Due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

9. Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Numerator:
Loss from continuing operations - basic and diluted	$(3,238)	$(4,916)	$(8,678)	$(13,208)
Income from discontinued operations - basic and diluted	10,487	2,702	11,138	742

Net income (loss) - basic and diluted	$7,249	$(2,214)	$2,460	$(12,466)

Denominator:
Weighted average shares outstanding - basic	22,853	22,750	22,903	22,750
Effect of dilutive securities:
Share-based compensation awards	—	—	—	—

Weighted average shares outstanding - diluted	22,853	22,750	22,903	22,750

Income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.14)	$(0.22)	$(0.38)	$(0.58)
Income from discontinued operations	0.46	0.12	0.49	0.03

Net income (loss)	$0.32	$(0.10)	$0.11	$(0.55)

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 135,668 of restricted shares at September 30, 2011 and 223,532 of restricted shares and performance shares (including reinvested dividends) at September 30, 2010, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings (loss) per share is computed by sequencing each series of potential issuance of common shares from the most dilutive to the least dilutive. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive to the loss per share. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if an entity has net income after adjusting for a discontinued operation. Therefore, for each of the three and six months ended September 30, 2011 and 2010, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For each of the three and six months ended September 30, 2011, stock options and SSARs on 2.6 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For each of the three and six months ended September 30, 2010, stock options and SSARs on 3.4 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive.

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

As of September 30, 2011, the Company is expected to reach its minimum purchase commitments from a vendor of $330.0 million per year through fiscal 2012, which were disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The majority of this obligation, representing $310.0 million, was assumed by OnX upon the completion of the TSG divestiture. The remaining $20.0 million obligation was retained by the Company and the Company expects to reach its commitment during fiscal 2012.

11. Additional Balance Sheet Information

Additional information related to the Company’s Condensed Consolidated Balance Sheets is as follows:

	September 30, 2011	March 31, 2011
Other current assets:
Marketable securities restricted in Rabbi Trust	$11,317	$5,791
Other	16	553

Total	$11,333	$6,344

Other non-current assets:
Corporate-owned life insurance policies	$3,437	$3,323
Marketable securities restricted in Rabbi Trust	—	7,950
Other	629	436

Total	$4,066	$11,709

Accrued liabilities:
Salaries, wages, and related benefits	$4,950	$4,943
SERP obligations	5,736	5,675
BEP obligations	3,173	—
Other employee benefit obligations	116	116
Restructuring liabilities	3,433	475
Accrued income tax provision	4,421	—
Other taxes payable	1,333	1,226
Other	3,942	2,159

Total	$27,104	$14,594

Other non-current liabilities:
BEP obligations	$—	$5,629
Other employee benefit obligations	305	305
Income taxes payable	3,385	4,337
Restructuring liabilities	1,018	258
Other	1,745	1,443

Total	$6,453	$11,972

The marketable securities included in the table above within “Other current assets” and “Other non-current assets” are maintained in a Rabbi Trust to informally fund the Company’s obligations with respect to employee benefit plan obligations under the SERP and Benefits Equalization Plan (“BEP”), which are included within “Accrued liabilities” and “Other non-current liabilities.”

The corporate-owned life insurance policies included in the table above within “Other non-current assets” represent split-dollar endorsement life insurance policies for which the related benefit obligation is included within “Other non-current liabilities.” The Company presents these contracts at their cash surrender value (which is considered fair value), net of policy loans. The Company adjusts the carrying value of these contracts to the cash surrender value at the end of each reporting period. Such periodic adjustments are included in “Other expenses (income), net” within the accompanying Condensed Consolidated Statements of Operations.

Additional information with respect to the Company’s marketable securities, corporate-owned life insurance policies, and employee benefit plans obligations is provided in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

The accrued income tax provision in the table above reflects the tax effect on the gain on the sale of TSG, which was computed in accordance with the FASB’s authoritative guidance on income tax accounting and recorded in the second quarter of fiscal 2012.

12. Business Segments

Description of Business Segments

The Company has two reportable business segments: HSG and RSG. The reportable segments are each managed separately and are supported by various practices as well as Company-wide functional departments. These functional support departments include general accounting, tax, and information technology. Certain costs associated with the functional support departments are contained within Corporate/Other and are not allocated back to the reportable business segments. Corporate/Other is not a reportable business segment as defined by GAAP. As a result of the sale of the Company’s TSG business, which is disclosed in Note 3, Corporate/Other costs have been restated for all prior periods presented to reflect the portion of the functional support department costs that were transferred to OnX.

HSG is a leading technology provider of software, hardware and services to the hospitality industry, offering industry leading enterprise solutions for property management, point of sale, inventory and procurement, document management, and mobility-enabled guest engagement. HSG solutions allow customers in the gaming, hotel and resort, cruise line, foodservice management, higher education, and sports and entertainment markets to enhance guest services, increase revenue opportunities, and reduce operational expenses.

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

The following table presents segment profit and related information for each of the Company’s reportable segments and Corporate/Other. Please refer to Note 5 to Condensed Consolidated Financial Statements for further information on the fiscal 2012 and fiscal 2011 restructuring charges.

	Reportable segments		Corporate/
	HSG	RSG	Other	Consolidated
Three months ended September 30, 2011
Total revenue	$22,631	$31,173	$—	$53,804
Elimination of intersegment revenue	—	(216)	—	(216)

Revenue from external customers	$22,631	$30,957	$—	$53,588
Gross margin	$14,523	$7,093	$—	$21,616
Gross margin percentage	64.2%	22.9%		40.3%
Operating income (loss)	$1,401	$2,168	$(8,783)	$(5,214)
Other expenses, net	—	—	(308)	(308)
Interest expense, net	—	—	(522)	(522)

Income (loss) from continuing operations before income taxes	$1,401	$2,168	$(9,613)	$(6,044)

Other information:
Capital expenditures	$708	$—	$—	$708
Non-cash charges:
Depreciation and amortization (1)	$1,118	$155	$2,556	$3,829
Restructuring charges	619	231	1,520	2,370

Total	$1,737	$386	$4,076	$6,199

Three months ended September 30, 2010
Total revenue	$20,633	$28,861	$—	$49,494
Elimination of intersegment revenue	(63)	(105)	—	(168)

Revenue from external customers	$20,570	$28,756	$—	$49,326
Gross margin	$12,215	$5,547	$—	$17,762
Gross margin percentage	59.4%	19.3%		36.0%
Operating income (loss)	$214	$1,079	$(7,947)	$(6,654)
Other income, net	—	—	856	856
Interest expense, net	—	—	(261)	(261)

Income (loss) from continuing operations before income taxes	$214	$1,079	$(7,352)	$(6,059)

Other information:
Capital expenditures	$391	$104	$1,357	$1,852
Non-cash charges:
Depreciation and amortization (1)	$1,071	$81	$1,397	$2,549
Asset impairment charges	59	—	—	59
Restructuring charges	—	—	10	10

Total	$1,130	$81	$1,407	$2,618

(1)	Does not include the amortization of deferred financing fees totaling $437,000 and $131,000 for the three months ended September 30, 2011 and 2010, respectively, which related to Corporate/Other.

	Reportable segments		Corporate/
	HSG	RSG	Other	Consolidated
Six months ended September 30, 2011
Total revenue	$43,591	$64,278	$—	$107,869
Elimination of intersegment revenue	—	(395)	—	(395)

Revenue from external customers	$43,591	$63,883	$—	$107,474
Gross margin	$27,790	$13,353	$—	$41,143
Gross margin percentage	63.8%	20.9%		38.3%
Operating income (loss)	$1,916	$4,263	$(18,315)	$(12,136)
Other expenses, net	—	—	(271)	(271)
Interest expense, net	—	—	(828)	(828)

Income (loss) from continuing operations before income taxes	$1,916	$4,263	$(19,414)	$(13,235)

Other information:
Capital expenditures	$1,457	$7	$—	$1,464
Non-cash charges:
Depreciation and amortization (2)	$2,176	$306	$3,758	$6,240
Restructuring charges	806	365	3,545	4,716

Total	$2,982	$671	$7,303	$10,956

Six months ended September 30, 2010
Total revenue	$43,682	$52,674	$—	$96,356
Elimination of intersegment revenue	(63)	(180)	—	(243)

Revenue from external customers	$43,619	$52,494	$—	$96,113
Gross margin	$25,503	$11,217	$—	$36,720
Gross margin percentage	58.5%	21.4%		38.2%
Operating income (loss)	$2,454	$2,847	$(16,493)	$(11,192)
Other income, net	—	—	1,959	1,959
Interest expense, net	—	—	(523)	(523)

Income (loss) from continuing operations before income taxes	$2,454	$2,847	$(15,057)	$(9,756)

Other information:
Capital expenditures	$1,356	$104	$2,083	$3,543
Non-cash charges:
Depreciation and amortization (2)	$2,162	$161	$2,882	$5,205
Asset impairment charges	59	—	—	59
Restructuring charges	—	—	403	403

Total	$2,221	$161	$3,285	$5,667

(2)	Does not include the amortization of deferred financing fees totaling $568,000 and $262,000 for the six months ended September 30, 2011 and 2010, respectively, which related to Corporate/Other.

Enterprise-Wide Disclosures

The Company’s assets are primarily located in the United States. Further, revenues attributable to customers outside the United States accounted for approximately 7% and 5% of total revenues for the three- and six-month periods ended September 30, 2011, respectively. Revenues attributable to customers outside the United States accounted for approximately 7% and 8% of total revenues for the three- and six-month periods ended September 30, 2010, respectively. Total revenues for the Company’s three specific product areas are as follows:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Hardware	$22,846	$21,218	$47,702	$40,505
Software	4,248	3,446	8,177	7,651
Services	26,494	24,662	51,595	47,957

Total	$53,588	$49,326	$107,474	$96,113

13. Fair Value Measurements

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

There were no transfers between Levels 1, 2, and 3 during the three- and six-month periods ended September 30, 2011 and 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of September 30, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$11,317	$11,317	$—	$—
Corporate-owned life insurance — non-current	3,437	—	—	3,437
Liabilities:
BEP — current	$3,173	$—	$3,173	$—

	Fair value measurement used
	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$5,791	$5,791	$—	$—
Available for sale restricted marketable securities — non-current	7,950	7,950	—	—
Corporate-owned life insurance — non-current	3,323	—	—	3,323
Liabilities:
BEP — non-current	$5,629	$—	$5,629	$—

The Company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the Company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy. As of September 30, 2011, the Company has approximately $0.3 million of unrealized losses related to this investment, which is recorded within “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

The recorded value of the Corporate-owned life insurance policies is adjusted to the cash surrender value of the policies which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other expenses (income), net” in the Condensed Consolidated Statements of Operations. Although corporate-owned life insurance policies are exempt from such disclosure requirements, management believes the disclosures are useful to financial statement users.

The recorded value of the BEP obligation is measured as employee deferral contributions and Company matching contributions less distributions made from the plan, and adjusted for the returns on the hypothetical investments selected by the participants, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities related to the Company’s continuing operations for the six months ended September 30, 2011 and 2010:

	Six months ended September 30
	2011	2010
Corporate-owned life insurance:
Balance on April 1	$3,323	$16,095
Realized gains	68	1,764
Unrealized gains (losses) relating to instruments still held at the reporting date	—	—
Purchases	46	746
Sales	—	—
Issuances	—	—
Settlements	—	(2,248)

Balance on September 30	$3,437	$16,357

Realized gains recorded during the first half of fiscal 2012 represent the amounts recognized for the increase in the cash surrender value of Corporate-owned life insurance policies and are recorded within “Other expenses (income), net” in the accompanying Condensed Consolidated Statements of Operations. Realized gains recorded during the first half of fiscal 2011 represent the amounts recognized on the redemption of certain Corporate-owned life insurance policies, net of amounts recognized for the decrease in the cash surrender value of these policies, and are recorded within “Other expenses (income), net” in the accompanying Condensed Consolidated Statements of Operations.

The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of September 30, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,104	$—	$—	$15,104
Intangible assets	21,962	—	—	21,962
Liabilities:
SERP obligations — current	$5,736	$—	$—	$5,736
Other employee benefit plans obligations — current	116	—	—	116
Restructuring liabilties — current	3,433	—	—	3,433
Restructuring liabilties — non-current	1,018	—	—	1,018
Other employee benefit plans obligations — non-current	305	—	—	305

	Fair value measurement used
	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,211	$—	$—	$15,211
Intangible assets	22,535	—	—	22,535
Liabilities:
SERP obligations — current	$5,675	$—	$—	$5,675
Other employee benefit plans obligations — current	116	—	—	116
Restructuring liabilties — current	475	—	—	475
Restructuring liabilties — non-current	258	—	—	258
Other employee benefit plans obligations — non-current	305	—	—	305

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities related to the Company’s continuing operations for the six months ended September 30, 2011 and 2010:

	Six months ended September 30, 2011
	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,675	$421	$733
Realized losses	—	—	—	—	—
Unrealized losses relating to instruments still held at the reporting date	(107)	—	—	—	—
Purchases	—	959	61	—	4,716
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	(998)
Amortization	—	(1,532)	—	—	—

Balance at September 30, 2011	$15,104	$21,962	$5,736	$421	$4,451

	Six months ended September 30, 2010
	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2010	$15,010	$23,755	$8,412	$454	$1,938
Realized losses	—	(59)	383	—	—
Unrealized gains relating to instruments still held at the reporting date	156	—	(596)	—	—
Purchases	—	965	761	—	403
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(2,504)	(35)	(1,240)
Amortization	—	(1,365)	—	—	—

Balance at September 30, 2010	$15,166	$23,296	$6,456	$419	$1,101

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

Unrealized gains related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar. Cumulative currency translation adjustments are recorded within “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Balance Sheets. Unrealized losses related to the Company’s SERP obligation represent the unamortized actuarial losses, net of taxes, and are recorded within “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Balance Sheets.

14. Subsequent Events

On October 13, 2011, the Company entered into an agreement to terminate the lease on its current corporate headquarters facility located in Solon, Ohio effective March 31, 2012 in consideration of a one-time termination payment of $2.0 million plus brokerage fees of approximately $0.1 million. The Company will record the termination payment and associated brokerage fees within “Restructuring charges” in its Condensed Consolidated Statements of Operations in the third quarter of fiscal 2012. Ongoing costs associated with this facility, including rent, utilities, maintenance, etc., which will be incurred through March 31, 2012, will be recorded within “Selling, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations.

On October 31, 2011, the Company announced the departure of an executive officer. As a result of this termination, the Company will record approximately $0.5 million in severance and related benefits within “Restructuring charges” in its Condensed Consolidated Statements of Operations in the third quarter of fiscal 2012.

Subsequent to September 30, 2011 and through November 7, 2011, the Company made additional repurchases of approximately 344,000 of its common shares for an aggregate of approximately $2.9 million, representing an average purchase price of $8.34 per common share. Approximately 456,000 common shares remain authorized for repurchase under the current common share repurchase authorization, which is described in Note 7 to Condensed Consolidated Financial Statements.

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

Introduction

Agilysys is a leading developer and marketer of proprietary enterprise software, services, and solutions to the hospitality and retail industries. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated hospitality and retail business systems needs. Agilysys’ hospitality and retail business systems solutions include: property management systems, inventory and procurement solutions, point-of-sale solutions, and document management software. Proprietary services include expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenue is recurring from software support and hardware maintenance agreements. Headquartered in Solon, Ohio, Agilysys operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has two reportable segments: Hospitality Solutions Group (“HSG”) and Retail Solutions Group (“RSG”). See Note 12 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.

The primary objective of the Company’s ongoing strategic planning process is to create shareholder value by exploiting growth opportunities and strengthening its competitive position within the specific technology solutions and in the end markets it services. The plan builds on the Company’s existing strengths and targets industry leading growth and peer beating financial and operating results driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:

•	Growing sales of its proprietary offerings, both software and services.

•	Diversifying its customer base across geographies and industries.

•	Capitalizing on the Company’s intellectual property and emerging technology trends.

•	Optimizing the Company’s facilities footprint and corporate expense while locating corporate services closer to the operating businesses.

The Company’s top priorities include improving operating performance and financial results, profitably growing the business, and returning capital to shareholders. To that end, the Company will use its cash, including the proceeds from the recent sale of TSG, to fund working capital needs, make select investments in the businesses, and return excess cash to shareholders as prudently as possible. The Company intends to achieve its objectives through a tighter coupling and management of the operating expenses of the businesses and sharpening the focus of our investments to concentrate on growth opportunities with the highest return by seeking the highest margin revenue opportunities in the markets in which it competes.

Revenues - Defined

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

General Company Overview

Total net sales rose $11.4 million or 11.8% in the six months ended September 30, 2011 compared with the six months ended September 30, 2010, primarily driven by increased sales volumes across all the Company’s product and services offerings.

While the Company’s revenues have improved in the first half of fiscal 2012 compared with the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for technology products and services. The Company continues to believe that it is well-positioned to capitalize on future growth in technology-related spending across its customer base in the global hospitality and general and specialty retail markets, which will allow for the further leveraging of its business model and earnings growth.

Gross margin as a percentage of sales increased 10 basis points to 38.3% for the first half of fiscal 2012 compared to the first half of fiscal 2011. This increase was due to higher services gross margins, which increased 430 basis points, as a result of lower costs related to proprietary services projects. The higher services gross margins were partially offset by lower product gross margins, which decreased 280 basis points, due to a greater proportion of lower margin hardware sales compared to proprietary software sales, for which the margins are higher.

Matters Affecting Comparability

Due to the gross margin pressure the Company experienced in fiscal 2011, management began to execute annualized cost savings of approximately $7.0 million in the fourth quarter of fiscal 2011, which include reductions in headcount and in professional fees. Of this amount, approximately $5.3 million has been realized to date, including $3.5 million in the first half of fiscal 2012.

On August 1, 2011, the Company completed the previously announced sale of its Technology Solutions Group (“TSG”) business to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together “OnX”). For financial reporting purposes, TSG’s operating results for fiscal 2012 through the completion of the sale and for the fiscal 2011 periods presented were classified within discontinued operations. Accordingly, the discussion and analysis presented below, including comparisons to prior year periods, reflects the continuing business of Agilysys.

In the first quarter of fiscal 2012, the Company announced certain restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. During the three and six months ended September 30, 2011, the Company incurred approximately $2.4 million and $4.7 million, respectively, in restructuring costs related to these actions. During the three months ended September 30, 2010, the Company incurred minimal restructuring charges for ongoing lease obligations related to restructuring actions taken in fiscal 2009. During the six months ended September 30, 2010, the Company incurred approximately $0.4 million in restructuring costs primarily comprised of non-cash settlement costs related to the payment of an obligation to a former executive under the Company’s Supplemental Executive Retirement Plan (“SERP”) and other ongoing lease obligations related to restructuring actions taken in fiscal 2009. Additional information regarding the Company’s restructuring actions is provided below and in Note 5 to Condensed Consolidated Financial Statements.

Results of Operations – Second Fiscal 2012 Quarter Compared to Second Fiscal 2011 Quarter

Net Sales and Operating (Loss) Income

The following table presents the Company’s consolidated revenues and results from continuing operations for the three months ended September 30, 2011 and 2010:

	Three months ended September 30		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Net Sales:
Products	$27,094	$24,664	$2,430	9.9%
Services	26,494	24,662	1,832	7.4%

Total	53,588	49,326	4,262	8.6%
Cost of goods sold:
Products	20,605	19,721	884	4.5%
Services	11,367	11,843	(476)	(4.0)%

Total	31,972	31,564	408	1.3%
Gross margin:
Products	6,489	4,943	1,546	31.3%
Services	15,127	12,819	2,308	18.0%

Total	21,616	17,762	3,854	21.7%
Gross margin percentage:
Products	23.9%	20.0%
Services	57.1%	52.0%

Total	40.3%	36.0%
Operating expenses:
Selling, general, and administrative expenses	24,460	24,347	113	0.5%
Asset impairment charges	—	59	(59)	nm
Restructuring charges	2,370	10	2,360	nm

Total	26,830	24,416	2,414	9.9%
Operating loss from continuing operations:
Operating loss	$(5,214)	$(6,654)	$1,440	21.6%
Operating loss percentage	(9.7)%	(13.5)%

nm - not meaningful

The following table presents the Company’s results from continuing operations by business segment for the three months ended September 30, 2011 and 2010:

	Three months ended September 30		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Hospitality
Total sales from external customers	$22,631	$20,570	$2,061	10.0%
Gross margin	$14,523	$12,215	$2,308	18.9%
	64.2%	59.4%
Operating income	$1,401	$214	$1,187	554.7%
Retail
Total sales from external customers	$30,957	$28,756	$2,201	7.7%
Gross margin	$7,093	$5,547	$1,546	27.9%
	22.9%	19.3%
Operating income	$2,168	$1,079	$1,089	100.9%
Corporate and Other
Operating loss	$(8,783)	$(7,947)	$(836)	(10.5)%
Consolidated
Total sales from external customers	$53,588	$49,326	$4,262	8.6%
Gross margin	$21,616	$17,762	$3,854	21.7%
	40.3%	36.0%
Operating loss	$(5,214)	$(6,654)	$1,440	21.6%

Net sales. The $4.3 million increase in net sales during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was driven by higher hardware, software, and services volumes, which increased $1.7 million, $0.8 million, and $1.8 million, respectively, in the second quarter of fiscal 2012 compared to the second quarter of the prior year period. These revenue increases reflect higher volumes due to an improvement in customer demand.

HSG’s sales increased $2.1 million in the second quarter of fiscal 2012 compared to the same prior year period primarily due to higher services revenues of $1.3 million as a result of growth in proprietary services projects. HSG’s hardware and software revenues also increased $0.8 million compared to the same prior year quarter. RSG’s revenues increased $2.2 million due to growth in product revenues of $1.6 million as a result of higher volumes. RSG’s services revenues also increased $0.6 million.

Gross margin. The Company’s total gross margin percentage increased to 40.3% for the quarter ended September 30, 2011 compared to 36.0% for the same prior year quarter, due to higher product and services gross margins. Product and services gross margins increased 390 basis points and 510 basis points, respectively in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increase in product gross margins reflects higher hardware gross margins, as well as, a greater proportion of proprietary software revenues compared to the prior year quarter. The gross margins on proprietary software revenues are higher than the gross margins on hardware revenues. The increase in services gross margins reflects lower project related costs for proprietary services projects.

From a business segment perspective, HSG’s gross margins increased 480 basis points, primarily attributable to improved services gross margins due to lower project related costs for proprietary services projects. RSG’s gross margins increased 360 basis points, primarily attributable to the mix of products and services sold during the current year period.

Operating expenses. The Company’s operating expenses consist of selling, general, and administrative (“SG&A”) expenses, asset impairment charges, and restructuring charges. SG&A expenses increased slightly by $0.1 million, or 0.5%, during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. However, the Company’s operating expenses during the second quarter of fiscal 2012 include approximately $1.4 million of additional depreciation expense related to the accelerated depreciation of property and equipment located at the Company’s corporate headquarters in Solon, Ohio. In June 2011, the Company announced that it was relocating its corporate headquarters to Alpharetta, Georgia by March 31, 2012. Accordingly, the Company changed its useful life estimate for the property and equipment located at the current corporate headquarters.

From a business segment perspective, SG&A expenses increased $0.6 million and $0.2 million in HSG and RSG, respectively. Corporate/Other SG&A expenses decreased $0.7 million in the second quarter of the current year compared with the second quarter of the prior year. The increase in HSG’s and RSG’s expenses was primarily driven by higher compensation and benefits costs in the current year second quarter compared to the same prior year quarter due to the reinstatement of the employer matching contribution to the Company’s 401(k) Plan. The decrease in Corporate/Other SG&A expenses was primarily due to lower outside services costs. In the prior year, the Company expensed as maintenance costs certain costs incurred in relation to the implementation of the Oracle Enterprise Resource Planning (“ERP”) software for its North American operations. The lower outside services costs were partially offset by the accelerated depreciation of the property and equipment located at the Company’s current corporate headquarters.

Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the three months ended September 30, 2010 related to certain capitalized intangible software assets that management determined were no longer being sold by the business.

Restructuring charges. In the first quarter of fiscal 2012, the Company announced restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. In addition, the Company announced that its President and Chief Executive Officer was stepping down. These restructuring actions are expected to be mostly completed by March 31, 2012 and have impacted or will impact approximately 160 employees. During the second quarter of fiscal 2011, the Company recorded $2.4 million in restructuring charges, primarily comprised of severance and related benefits, with $0.6 million, $0.3 million, and $1.5 million related to HSG and RSG, and Corporate/Other, respectively. The Company expects to incur between approximately $9.0 million and $11.0 million in additional restructuring charges for severance and related benefits, relocation, and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in annual cost savings, which are expected to be primarily realized during fiscal 2013.

During the second quarter of fiscal 2011, the Company recorded insignificant additional restructuring charges primarily associated with ongoing lease obligations for the Company’s former corporate headquarters in Boca Raton, Florida, which was part of the previously disclosed restructuring actions taken in fiscal 2009. Additional information regarding the Company’s respective restructuring plans is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Other Expenses (Income)

	Three months ended September 30		(Unfavorable) favorable
(Dollars in thousands)	2011	2010	$	%
Other expenses (income):
Other expenses (income), net	$308	$(856)	$(1,164)	(136.0)%
Interest income	(17)	(17)	—	—
Interest expense	539	278	(261)	(93.9)%

Total other expenses (income), net	$830	$(595)	$(1,425)	(239.5)%

Other expenses (income), net. The $0.3 million of other expense in the second quarter of fiscal 2012 primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar.

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

Interest income. Interest income remained flat during the quarter ended September 30, 2011 compared to the same prior year quarter. In fiscal 2009, management changed to a more conservative investment strategy and continued to maintain this strategy through fiscal 2012.

Interest expense. Interest expense consists of costs associated with the Company’s Credit Facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense increased $0.3 million during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The Company terminated its existing Credit Facility on July 29, 2011 and immediately expensed approximately $0.4 million in unamortized deferred financing fees related to this Credit Facility.

Income Taxes

	Three Months Ended September 30
	2011	2010
Effective income tax rate	46.4%	18.9%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the second quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to a decrease in unrecognized tax benefits. For the second quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include foreign and state taxes and a discrete item related to unrecognized tax benefits.

Results of Operations – First Half of Fiscal 2012 Compared to First Half of Fiscal 2011

Net Sales and Operating Income (Loss)

The following table presents the Company’s consolidated revenues and operating results from continuing operations for the six months ended September 30, 2011 and 2010:

	Six months ended September 30		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Net Sales:
Products	$55,879	$48,156	$7,723	16.0%
Services	51,595	47,957	3,638	7.6%

Total	107,474	96,113	11,361	11.8%
Cost of goods sold:
Products	43,966	36,549	7,417	20.3%
Services	22,365	22,844	(479)	(2.1)%

Total	66,331	59,393	6,938	11.7%
Gross margin:
Products	11,913	11,607	306	2.6%
Services	29,230	25,113	4,117	16.4%

Total	41,143	36,720	4,423	12.0%
Gross margin percentage:
Products	21.3%	24.1%
Services	56.7%	52.4%

Total	38.3%	38.2%
Operating expenses:
Selling, general, and administrative expenses	48,563	47,450	1,113	2.3%
Asset impairment charges	—	59	(59)	nm
Restructuring charges	4,716	403	4,313	nm

Total	53,279	47,912	5,367	11.2%
Operating loss from continuing operations:
Operating loss	$(12,136)	$(11,192)	$(944)	(8.4)%
Operating loss percentage	(11.3)%	(11.6)%

nm - not meaningful

The following table presents the Company’s operating results from continuing operations by business segment for the six months ended September 30, 2011 and 2010:

	Six months ended September 30		(Decrease) increase
(Dollars in thousands)	2011	2010	$	%
Hospitality
Total sales from external customers	$43,591	$43,619	$(28)	(0.1)%
Gross margin	$27,790	$25,503	$2,287	9.0%
	63.8%	58.5%
Operating income	$1,916	$2,454	$(538)	(21.9)%
Retail
Total sales from external customers	$63,883	$52,494	$11,389	21.7%
Gross margin	$13,353	$11,217	$2,136	19.0%
	20.9%	21.4%
Operating income	$4,263	$2,847	$1,416	49.7%
Corporate and Other
Operating loss	$(18,315)	$(16,493)	$(1,822)	(11.0)%
Consolidated
Total sales from external customers	$107,474	$96,113	$11,361	11.8%
Gross margin	$41,143	$36,720	$4,423	12.0%
	38.3%	38.2%
Operating loss	$(12,136)	$(11,192)	$(944)	(8.4)%

Net sales. The $11.4 million increase in net sales during the first half of fiscal 2012 compared with the first half of fiscal 2011 was driven by higher volumes across all the Company’s products and services offerings, with increases of $7.2 million, $0.6 million, and $3.6 million in hardware, software, and services, respectively. These increases reflect a general improvement in customer demand.

HSG’s sales remained relatively flat in the first half of fiscal 2012 compared to the same prior year period, as increased services revenues were offset by lower hardware and software revenues. In the prior year period, HSG recognized a large hardware sale that did not repeat in the current year period.

RSG sales increased $11.4 million due to increases across all product and services offerings, with increases of $9.3 million, $0.7 million, and $1.4 million in hardware, software, and services revenues, respectively. The increases in RSG’s revenues in the first half of the current year compared to the first half of the prior year were attributable to higher volumes.

Gross margin. The Company’s total gross margin percentage increased 10 basis points to 38.3% for the six months ended September 30, 2011 compared to 38.2% for the same prior year period, primarily due to higher services gross margins, which increased 430 basis points, as a result of lower than expected costs related to proprietary services projects. The higher services gross margins were partially offset by product gross margins, which decreased 280 basis points, due to lower hardware gross margins compared to the same prior year period.

HSG’s gross margins increased 530 basis points, which was primarily attributable to product mix and lower project related costs for proprietary services projects. RSG’s gross margin percentage for the six months ended September 30, 2011 decreased slightly by 50 basis points compared to the same prior year period due to a greater proportion of lower margin hardware sales, as well as, lower gross margins on those hardware sales.

Operating expenses. The Company’s operating expenses consist of SG&A expenses, asset impairment charges, and restructuring charges. SG&A expenses increased $1.1 million, or 2.3%, during the first half of fiscal 2012 compared with the first half of fiscal 2011. This increase in the Company’s operating expenses was primarily due to higher compensation costs and the additional depreciation and amortization expense of $1.4 million recorded during the period for the accelerated depreciation of property and equipment located at the Company’s corporate headquarters in Solon, Ohio. These higher costs were partially offset by lower outside services costs.

From a business segment perspective, SG&A expenses increased $2.1 million and $0.3 million in HSG and RSG, respectively. Corporate/Other SG&A expenses decreased $1.3 million in the first half of the current year compared to the first half of the prior year. The increase in HSG’s and RSG’s SG&A expenses was primarily a result of higher compensation costs in the first half of the current year compared to the same prior year period due to the reinstatement of the employer matching contribution to the Company’s 401(k) Plan and the acceleration of stock compensation expense as a result of the announcement of the TSG sale. The decrease in Corporate/Other SG&A expenses was due to lower outside services costs. In the first half of fiscal 2012, the Company expensed as maintenance costs certain costs incurred in relation to the implementation of the Oracle ERP software for its North American operations. The lower outside services costs were partially offset by the accelerated depreciation of the property and equipment located at the Company’s current corporate headquarters.

Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the first half of fiscal 2011 related to certain capitalized intangible software assets that management determined were no longer being sold by the business.

Restructuring charges. In the first quarter of fiscal 2012, the Company announced restructuring actions, including the relocation of its corporate headquarters from Solon, Ohio to Alpharetta, Georgia, designed to better align corporate functions with the Company’s operating units and reduce costs following the sale of TSG. In addition, the Company announced that its President and Chief Executive Officer was stepping down to pursue other interests. These restructuring actions are expected to be mostly completed by March 31, 2012 and have impacted or will impact approximately 160 employees. The Company recorded a total of $4.7 million in restructuring charges during the first half of fiscal 2012, primarily comprised of severance and related benefits, with $0.8 million, $0.4 million, and $3.5 million related to HSG and RSG, and Corporate/Other, respectively. The Company expects to incur between approximately $9.0 million and $11.0 million in additional restructuring charges for severance and related benefits, relocation, and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in annual cost savings, which are expected to be primarily realized during fiscal 2013.

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

Since fiscal 2009, the Company has incurred charges totaling $18.5 million related to previously disclosed restructuring actions, comprised of $0.4 million, $0.8 million, and $17.3 million in fiscal years 2011, 2010, and 2009, respectively, which related to Corporate/Other. The Company expects to incur minimal additional net restructuring charges related to the fiscal 2009 restructuring actions for the remainder of fiscal 2012 for non-cash settlement charges related to the expected payment of a SERP obligation to a former executive and for ongoing facility obligations.

Other Expenses (Income)

	Six months ended September 30		(Unfavorable) favorable
(Dollars in thousands)	2011	2010	$	%
Other expenses (income):
Other expenses (income), net	$271	$(1,958)	$(2,229)	(113.8)%
Interest income	(49)	(40)	9	22.5%
Interest expense	877	563	(314)	(55.8)%

Total other expenses (income), net	$1,099	$(1,435)	$(2,534)	(176.6)%

Other expenses (income), net. The $0.3 million of other expense in the first half of fiscal 2012 primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar.

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

Interest income. Interest income remained flat during the six months ended September 30, 2011 compared to the same prior year period. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy through fiscal 2012.

Interest expense. Interest expense consists of costs associated with the Company’s Credit Facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense increased $0.3 million during the first half of fiscal 2012 compared to the first half of fiscal 2011. The Company terminated its Credit Facility on July 29, 2011 and immediately expensed approximately $0.4 million in unamortized deferred financing fees related to the former Credit Facility.

Income Taxes

	Six Months Ended September 30
	2011	2010
Effective income tax rate	34.4%	(35.4)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first half of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. For the first half of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to the Condensed Consolidated Financial Statements.

Discontinued Operations

On May 28, 2011, the Company entered into a definitive agreement to sell its TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX. On July 28, 2011, the Company’s shareholders approved this sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the agreement were satisfied. Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs and $1.2 million for third-party services in support of the transition, resulting in net proceeds received by the Company of $59.5 million. As a result of this transaction, the gain on sale of TSG totaling $12.6 million, net of taxes of $8.1 million, as well as the results of operations of TSG, have been reported as components of discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the periods presented.

The income from discontinued operations for the three months ended September 30, 2011, includes TSG net sales of $26.1 million, a pre-tax loss of $3.1 million, and a net loss of $2.1 million. The income from discontinued operations for the six months ended September 30, 2011, includes TSG net sales of $123.8 million, a pre-tax loss of $1.8 million, and a net loss of $1.5 million. Included in the calculation of the gain on the sale was the write-off of $5.4 million in goodwill related to TSG that remained on the Company’s balance sheet until the sale was completed.

Income from discontinued operations for the three months ended September 30, 2010 includes TSG net sales of $133.5 million, pre-tax income of $3.9 million, and net income of $2.7 million. Income from discontinued operations for the six months ended September 30, 2010 includes TSG net sales of $218.6 million, pre-tax income of $1.8 million, and net income of $0.7 million.

Recently Adopted and Recently Issued Accounting Standards

A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the six months ended September 30, 2011, no material changes resulted from the adoption of recent accounting pronouncements.

Liquidity and Capital Resources

Overview

The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were comprised of lease and rental obligations at September 30, 2011. The Company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.

Prior to July 29, 2011, the Company maintained a $50.0 million asset-based revolving Credit Facility with Bank of America, N.A. (the “Lender”), which had the ability to be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that was due to mature on May 5, 2012. The Company’s obligations under the Credit Facility were secured by significantly all of the Company’s assets. The Credit Facility contained mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of its type. The Company terminated the Credit Facility on July 29, 2011 in conjunction with the sale of TSG. Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

As of September 30, 2011 and March 31, 2011, the Company’s total debt was approximately $1.6 million and $1.9 million, respectively, comprised of capital lease obligations in both periods.

Additional information regarding the Company’s financing arrangements is included in its Annual Report for the fiscal year ended March 31, 2011.

As of September 30, 2011, 100% of the Company’s cash and cash equivalents were deposited in bank accounts and U.S. government 90-day treasury securities. Therefore, the Company believes that credit risk is limited with respect to its cash and cash equivalents balances.

Cash Flow

	Six months ended September 30		Increase (decrease)
(Dollars in thousands)	2011	2010	$
Net cash (used for) provided by continuing operations:
Operating activities	$(5,108)	$(14,965)	$9,857
Investing activities	59,974	(1,880)	61,854
Financing activities	(8,198)	(494)	(7,704)
Effect of foreign currency fluctuations on cash	(151)	166	(317)

Cash flows provided by (used for) continuing operations	46,517	(17,173)	63,690
Net operating, investing, and financing cash flows used for discontinued operations	(23,414)	(13,171)	(10,243)

Net increase (decrease) in cash and cash equivalents	$23,103	$(30,344)	$53,447

Cash flow used for operating activities. The $5.1 million in cash used for operating activities during the first half of fiscal 2012 consisted of a net loss from continuing operations of $8.7 million, $13.1 million in non-cash adjustments to the net loss from continuing operations, and a negative $9.5 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $2.7 million increase in inventory, a $1.9 million decrease in accounts payable, a $0.8 million decrease in income taxes payable, and a $5.8 million decrease in accrued liabilities, partially offset by a $1.7 million decrease in accounts receivable. The increase in inventory related to equipment purchased for customer orders that did not ship by September 30, 2011. The reduction in accrued liabilities primarily related to lower deferred revenues, as the Company recognized amounts for services performed during the period, partially offset by an accrual for taxes recorded due to the discontinued operations. The reduction in accounts receivable reflects an improvement in collections, as days’ sales outstanding improved to 52 days at September 30, 2011 compared with 62 days at March 31, 2011. The $15.0 million in cash used for operating activities during the six months ended September 30, 2010 consisted of a $13.2 million loss from continuing operations, $9.9 million in non-cash adjustments to the loss from continuing operations, and a negative $11.7 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $7.0 million increase in accounts receivable, a $3.4 million increase in inventories, and a $2.0 million decrease in accrued liabilities, partially offset by a $0.5 million increase in accounts payable. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in September 2010 (i.e., the last month of the fiscal quarter) compared to March 2010. The increase in accounts receivable in the prior year was also related to the transition of invoicing to the Company’s new Oracle ERP platform. The increases in accounts payable and in inventories were a result of the higher sales volume in September 2010 compared to March 2010 and several large orders that did not ship as of September 30, 2010. The decrease in accrued liabilities primarily related to the payment of a SERP liability to a former Company executive during the first half of fiscal 2011.

Cash flow provided by (used for) investing activities. The $60.0 million in cash provided by investing activities during the six months ended September 30, 2011 was primarily driven by the $59.5 million in proceeds received from the sale of the TSG business and $2.0 million in proceeds from the Company’s investments in marketable securities, which were used to settle employee benefit plan obligations, partially offset by $1.5 million used for the purchase of software, property, and equipment. The $1.9 million in cash used for investing activities during the six months ended September 30, 2010 resulted from the receipt of $2.2 million in proceeds as a redemption of certain Company-owned life insurance policies and $0.1 million in proceeds received as a partial distribution of the Company’s previously disclosed claim on its investment in the Primary Fund, partially offset by $0.7 million used for additional investments in Company-owned life insurance policies and $3.5 million used for the purchase of software, property, and equipment.

Cash flow used for financing activities. During the six months ended September 30, 2011, the Company used $8.2 million for financing activities, which was comprised of $6.6 million for repurchases of the Company’s common shares, $1.0 million for repurchases of the Company’s common shares to satisfy employee tax withholding on the vesting or exercise of stock based compensation awards, and $0.6 million for payments on capital lease obligations. During the six months ended September 30, 2010, the Company used $0.5 million in cash for financing activities. This amount was comprised of $0.2 million for repurchases of the Company’s common shares to satisfy employee tax withholding on the vesting or exercise of stock based compensation awards and $0.3 million for payments on capital lease obligations.

Contractual Obligations

Under an agreement with a vendor, the Company was obligated to purchase a minimum of $330.0 million per year through fiscal 2012, as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. As a result of the TSG sale, the majority of this obligation, representing $310.0 million, was assumed by OnX. The remaining $20.0 million obligation was retained by the Company and the Company expects to reach its commitment during fiscal 2012.

In September 2011, the Company entered into a 74-month lease for a new corporate headquarters facility located in Alpharetta, Georgia. The lease term will commence upon the completion of certain agreed-upon improvements. In October 2011, the Company entered into an agreement to terminate the lease on its current corporate headquarters facility located in Solon, Ohio effective March 31, 2012 in consideration of a one-time termination payment of $2.0 million plus associated brokerage fees of approximately $0.1 million. The Company expects these actions to result in a net reduction of the operating lease obligations disclosed as contractual obligations in its Annual Report for the fiscal year ended March 31, 2011 of approximately $0.7 million per year in rental payments between fiscal 2013 and fiscal 2017.

As of September 30, 2011, there were no other significant changes to the Company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2011.

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

Forward-Looking Information

This Quarterly Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, expected benefits and outcomes from our recent ERP implementation, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences related to the concentrated ownership of our outstanding shares by MAK Capital, unanticipated deterioration in economic and financial conditions in the United States and around the world, consequences associated with the sale of the Company’s TSG business, and uncertainties regarding restructuring actions and/or the relocation of the Company’s corporate headquarters. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of management, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first half of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2011 that may materially affect the Company’s business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2012, the Company repurchased 800,000 of its common shares. These repurchases were pursuant to a single repurchase program, which was approved by the Company’s Board of Directors and announced on August 1, 2011, authorizing the repurchase of up to 1,600,000 common shares.

Unless renewed, this common share repurchase authorization expires on March 31, 2012. As of September 30, 2011, 800,000 common shares remained available for repurchase under this common share repurchase authorization. The following table summarizes the common shares repurchased during the second quarter of fiscal 2012 under the Company’s common share repurchase program:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 1-31	—	$—	—	—
August 1-31	397,061	$7.97	397,061	1,202,939
September 1-30	402,939	$8.57	800,000	800,000

Total	800,000	$8.27	800,000	800,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

*10(a)	Employment Agreement by and between Agilysys, Inc. and Robert R. Ellis, effective October 10, 2011.

*10(b)	Employment Agreement by and between Agilysys, Inc. and Kyle C. Badger, effective October 31, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended September 30, 2011 tagged as blocks of text.

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

AGILYSYS, INC.

Date: November 9, 2011	/s/ ROBERT R. ELLIS
Robert R. Ellis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)