Form 10-Q
period 2011-12-31
AGILYSYS INC
filed 2012-02-09
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of Common Shares of the registrant outstanding as of January 31, 2012 was 21,887,650.

AGILYSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31		Nine months ended December 31
(In thousands, except share and per share data)	2011	2010	2011	2010
Net sales:
Products	$25,721	$33,970	$80,371	$81,653
Services	25,861	25,027	76,487	74,072

Total net sales	51,582	58,997	156,858	155,725
Cost of goods sold:
Products	20,109	26,777	63,536	63,326
Services	11,541	13,079	34,302	36,538

Total cost of goods sold	31,650	39,856	97,838	99,864
Gross margin	19,932	19,141	59,020	55,861
Operating expenses:
Selling, general, and administrative expenses	23,743	24,401	72,307	71,851
Asset impairment charges	—	—	—	59
Restructuring charges	3,238	3	7,954	406

Operating loss	(7,049)	(5,263)	(21,241)	(16,455)
Other expenses (income):
Other expenses (income), net	22	(321)	293	(2,281)
Interest income	(4)	(21)	(54)	(61)
Interest expense	60	316	937	880

Loss from continuing operations before income taxes	(7,127)	(5,237)	(22,417)	(14,993)
Income tax (benefit) expense	(1,353)	(2,947)	(6,209)	505

Loss from continuing operations	(5,774)	(2,290)	(16,208)	(15,498)
(Loss ) income from discontinued operations, net of taxes	(735)	4,288	10,403	5,030

Net (loss) income	$(6,509)	$1,998	$(5,805)	$(10,468)

(Loss) income per share — basic and diluted:
Loss from continuing operations	$(0.26)	$(0.10)	$(0.72)	$(0.68)
(Loss) income from discontinued operations	(0.03)	0.19	0.46	0.22

Net (loss) income	$(0.29)	$0.09	$(0.26)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	22,147,867	22,752,632	22,650,289	22,751,042

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$44,061	$70,559
Short-term investments — available for sale	39,994	—
Accounts receivable, net of allowances of $372 and $661, respectively	30,055	31,926
Inventories, net	11,694	10,921
Deferred income taxes — current, net	17	—
Prepaid expenses	3,356	2,829
Income taxes receivable	1,460	1,403
Other current assets	8,524	6,344
Assets of discontinued operations — current	—	105,810

Total current assets	139,161	229,792
Goodwill	15,084	15,211
Intangible assets, net of accumulated amortization of $22,366 and $20,069, respectively	21,611	22,535
Other non-current assets	3,781	11,709
Assets of discontinued operations — non-current	—	8,296
Property and equipment:
Furniture and equipment	40,367	40,573
Software	49,720	49,548
Leasehold improvements	10,553	8,841
Project expenditures not yet in use	374	668

	101,014	99,630
Accumulated depreciation and amortization	81,878	74,775

Property and equipment, net	19,136	24,855

Total assets	$198,773	$312,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,603	$17,852
Deferred revenue	13,318	23,995
Accrued liabilities	20,888	14,594
Income taxes payable	626	265
Deferred income taxes — current, net	—	77
Capital lease obligations — current	819	999
Liabilities of discontinued operations — current	—	89,005

Total current liabilities	56,254	146,787
Deferred income taxes — non-current, net	4,043	3,894
Capital lease obligations — non-current	499	907
Other non-current liabilities	6,133	11,972
Liabilities of discontinued operations — non-current	—	734
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 21,972,661 and 23,022,398 shares outstanding at December 31, 2011 and March 31, 2011, respectively	9,482	9,482
Treasury shares (9,634,170 at December 31, 2011 and 8,584,433 at March 31, 2011)	(2,892)	(2,575)
Capital in excess of stated value	(15,378)	(5,421)
Retained earnings	140,854	146,659
Accumulated other comprehensive loss	(222)	(41)

Total shareholders’ equity	131,844	148,104

Total liabilities and shareholders’ equity	$198,773	$312,398

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	December 31
(In thousands)	2011	2010
Operating activities
Net loss	$(5,805)	$(10,468)
Less: Loss from discontinued operations, net of taxes	(10,403)	(5,030)

Loss from continuing operations	(16,208)	(15,498)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Restructuring charges	7,954	406
Payments for restructuring charges	(3,916)	—
Gain on the redemption of Company-owned life insurance policies	—	(2,065)
Gain on the redemption of investment in The Reserve Fund’s Primary Fund	—	(147)
Asset impairment charges	—	59
Loss on the sale of securities	163	—
Depreciation	5,813	2,508
Amortization	4,757	5,554
Deferred income taxes	54	4,462
Stock based compensation	2,350	2,075
Change in cash surrender value of Company-owned life insurance policies	(83)	247
Changes in operating assets and liabilities:
Accounts receivable	1,746	(18,670)
Inventories	(773)	(766)
Accounts payable	2,771	6,200
Deferred revenue	(10,677)	2,520
Accrued and other liabilities	(4,846)	(3,260)
Income taxes payable	1,635	31
Other changes, net	(509)	90

Total adjustments	6,439	(756)

Net cash used for operating activities	(9,769)	(16,254)
Investing activities
Proceeds from the sale of business	59,470	—
Proceeds from The Reserve Fund’s Primary Fund	—	147
Proceeds from redemption of/borrowings against Company-owned life insurance policies	347	4,349
Investments in Company-owned life insurance policies	(112)	(1,015)
Proceeds from the sale of marketable securities	5,025	14
Investments in marketable securities	(40,039)	(2,101)
Capital expenditures	(3,089)	(4,728)

Net cash provided by (used for) investing activities	21,602	(3,334)
Financing activities
Proceeds from borrowings under credit facility	—	15,325
Principal payments under credit facility	—	(15,325)
Purchase of treasury stock	(12,127)	—
Repurchases of shares to satisfy employee tax withholding	(1,118)	—
Principal payments under long-term obligations	(823)	(260)

Net cash used for financing activities	(14,068)	(260)
Effect of exchange rate changes on cash	(135)	218

Cash flows used for continuing operations	(2,370)	(19,630)
Cash flows of discontinued operations:
Operating cash flows, net	(24,128)	(594)
Investing cash flows, net	—	(869)
Financing cash flows, net	—	—

Net decrease in cash	(26,498)	(21,093)
Cash at beginning of the period	70,559	62,801

Cash at end of the period	$44,061	$41,708

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the Company’s accounts consolidated with its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2012 refers to the fiscal year ending March 31, 2012.

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

The Condensed Consolidated Balance Sheet as of December 31, 2011, as well as the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 31, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2011 and 2010, have been prepared by the Company without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Except as discussed below, such adjustments were of a normal recurring nature. Further, the Company has evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report. Subsequent events are described in Note 14 to Condensed Consolidated Financial Statements.

These unaudited interim financial statements of the Company should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on June 14, 2011.

The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Reclassifications

Certain fiscal 2011 product and service revenues and costs of sales were reclassified (with no impact on total gross margin) in order to conform to current period reporting presentations.

Revision of Prior Period Financial Statements

In connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of 2012, we identified errors in the manner in which we recognized revenue for certain software license and professional service arrangements in prior periods. The Company re-assessed its accounting for contracts relating to such arrangements. Upon completion of such evaluation, it was determined that the previous accounting treatment did not take into account all the necessary revenue recognition criteria related to pricing concessions, implied postcontract support, professional services that were essential to the functionality of the software, application of contract accounting and specified enhancements, and certain billing errors. As a result, we determined that certain previously recognized revenue should instead have been deferred and recognized in future periods when the applicable criteria related to the above considerations have been met.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the estimated fiscal 2012 results. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we elected to present revised financial information as of and for the interim periods ended June 30, 2011 and September 30, 2011, and will revise our previously issued fiscal year 2012 financial statements to correct the effect of these errors when such financial statements are included in future filings. The adjustments to the quarter ended June 30, 2011 are comprised of (a.) the out of period impact for errors accumulated prior to Fiscal Year 2012 of $1.0 million of corrections to revenue from continuing operations and $1.1 million of corrections to the loss from continuing operations and (b.) $0.3 million to revenue from continuing operations and $0.3 million to loss from continuing operations to revise the financial statements for revenue recognized in the quarter ended June 30, 2011 that should have been deferred to future periods. The adjustments to the quarter ended September 30, 2011 represent the revision to the financial statements for similar matters arising in the quarter.

The following tables present the effect of this revision on the Company’s Condensed Consolidated Statements of Operations for all periods affected:

	Quarter Ended June 30, 2011			Quarter Ended September 30, 2011
(In thousands except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net sales	$53,886	$(1,295)	$52,591	$53,587	$(902)	$52,685
Costs of goods sold	34,359	144	34,503	31,972	(286)	31,686
Net loss from continued operations	(5,440)	(1,439)	(6,879)	(3,238)	(316)	(3,554)
Loss per share for continuing operations — Basic and diluted	(0.24)	(0.06)	(0.30)	(0.14)	(0.02)	(0.16)

The following table presents the effect this revision had on the Condensed Consolidated Balance Sheet at June 30, 2011 and September 31, 2011:

	As of June 30, 2011			As of September 30, 2011
(In thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Current assets	$117,239	$(1,099)	$116,140	$153,052	$(1,537)	$151,515
Current liabilities	64,855	340	65,195	58,713	218	58,931
Shareholder’s equity	145,079	(1,439)	143,640	145,244	(1,756)	143,488

The revision did not have an effect on the Company’s operating cash flows for the three months ended June 30, 2011 or the six months ended September 30, 2011.

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

Credit Facility

Until July 29, 2011, the Company maintained a $50.0 million Loan and Security Agreement among the Company, and certain of its subsidiaries, and Bank of America, N.A., as lender, dated May 5, 2009 (“Credit Facility”). Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The Company terminated the Credit Facility on July 29, 2011 in conjunction with the sale of TSG. As a result of the proceeds the Company received from the sale of TSG, the Company determined that it no longer required the liquidity provided by the Credit Facility. As a result of the termination of the Credit Facility, the Company expensed approximately $0.4 million in unamortized deferred financing fees that related to the Credit Facility during the second quarter of fiscal 2012.

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

Change in Accounting Estimate

The Company previously announced that, after completion of the TSG sale, it would relocate its corporate services from Solon, Ohio to Alpharetta, Georgia to better align those services with the Company’s operating units and reduce costs. This relocation is expected to be completed by March 31, 2012. Therefore, the Company changed the useful life of the leasehold improvements and depreciable property and equipment related to the Solon, Ohio facility such that these assets will be fully depreciated by March 31, 2012. As a result, the Company recorded accelerated depreciation expense of $1.3 million and $2.7 million classified within “Selling, general, and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011, respectively. This change also impacted the basic and diluted loss per share for each of the three and nine months ended December 31, 2011 by $0.06 and $0.12 per share, respectively.

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

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements (e.g., hardware with services), which was effective for the Company on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. The Company adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which was effective for the Company on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. The Company adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

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

3. Discontinued Operations

On May 28, 2011, the Company entered into a definitive agreement to sell its TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, the Company entered into a transition services agreement (“TSA”) with OnX, under which the Company provided certain transitional administrative and supportive services to OnX through January 31, 2012. On July 28, 2011, the

Company’s shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG, along with the gain on sale, have been reported as a component of discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the TSG business are classified as discontinued operations in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2011.

Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs and $1.2 million for third-party services in support of the transition, resulting in net proceeds received by the Company of $59.5 million. During the third quarter of fiscal 2012, the Company entered into a settlement agreement with OnX for a working capital adjustment of $1.2 million that was paid to OnX in January 2012.

Components of Results of Discontinued Operations

For the three and nine months ended December 31, 2011 and 2010 the income from discontinued operations was comprised of the following:

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2011	2010	2011	2010
Discontinued operations:
Net sales	$—	$158,325	$123,807	$376,907

Income (loss) from operations of TSG	$—	$7,124	$(1,781)	$8,963
(Loss) gain on sale of TSG	(1,200)	—	19,486	—

	(1,200)	7,124	17,705	8,963
Income tax (benefit) expense	(465)	2,836	7,302	3,933

(Loss) income from discontinued operations	$(735)	$4,288	$10,403	$5,030

4. Comprehensive (Loss) Income

Comprehensive loss is the total of net income (loss) as currently reported under GAAP plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. Changes in the components of accumulated other comprehensive loss are as follows:

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2011	2010	2011	2010
Net (loss) income	$(6,509)	$1,998	$(5,805)	$(10,468)
Foreign currency translation adjustment	—	213	(27)	244
Unamortized gains (losses) on securities	101	1	(153)	61

Comprehensive (loss) income	$(6,408)	$2,212	$(5,985)	$(10,163)

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

Fiscal 2012 Restructuring Plan

In the first quarter of fiscal 2012, the Company announced restructuring actions, including the relocation of its corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with the Company’s operating units and reduce costs following the sale of TSG. In addition, the Company also announced in the first quarter of fiscal 2012 that its former President and Chief Executive Officer was stepping down. These restructuring actions are expected to be mostly completed by March 31, 2012 and have impacted or will impact approximately 160 employees. The Company recorded $8.0 million in restructuring charges during the first nine months of fiscal 2012, primarily comprised of severance and related benefits, with $0.8 million, $0.4 million, and $6.8 million related to HSG, RSG and Corporate/Other, respectively. Included in the $6.8 million restructuring charge for Corporate/Other is a $2.1 million one-time lease termination fee for the Solon, Ohio facility. The Company expects to incur approximately $8.0 million in additional restructuring charges for severance and related benefits, and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the third quarter fiscal 2012 run rate. The remaining savings are expected to be primarily realized during fiscal 2013.

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

The following table presents a reconciliation of the beginning and ending balances of the Company’s restructuring liabilities:

(In thousands)	Balance at March 31 2011	Provision	Payments	Balance at December 31, 2011
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$289	$5,896	$(1,699)	$4,486
Facilities costs	—	2,123	(2,123)	—

Fiscal 2009 Restructuring Plan:
Severance and employment costs	—	(43)	43	—
Facilities costs	444	(22)	(137)	285

Total restructuring costs	$733	$7,954	$(3,916)	$4,771

These liabilities are recorded within “Accrued liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets. Of the remaining $4.8 million liability at December 31, 2011, $0.5 million of severance and other employment costs are expected to be paid during fiscal 2012, $3.9 million is expected to be paid during fiscal 2013 and the remaining $0.3 million is expected to be paid during fiscal 2014. Approximately $0.1 million is expected to be paid during the remainder of fiscal 2012 for ongoing facility lease obligations. Facility lease obligations for the Company’s former corporate headquarters in Boca Raton, Florida are expected to continue through fiscal 2014.

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

Stock Options

The following table summarizes the activity for the nine months ended December 31, 2011 for stock options awarded by the Company under the 2006 Plan and prior plans:

	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2011	1,666,501	$11.43
Exercised	(335,000)	3.13
Cancelled/expired	(315,500)	14.89

Outstanding and exercisable at December 31, 2011	1,016,001	$13.09	4.3	$768

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $7.95 closing price of the Company’s common shares on December 31, 2011 over the exercise price of the stock option, multiplied by the number of stock options outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to stock option activity during the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31		Nine months ended December 31,
(In thousands)	2011	2010	2011	2010
Compensation expense	$—	$—	$—	$96
Total intrinsic value of stock options exercised	$251	$158	$1,876	$158
Total vest-date fair value of stock options vesting	$—	$—	$—	$532

Compensation expense for stock options was recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the nine months ended December 31, 2010. The compensation expense recorded in the first nine months of fiscal 2011 included $0.2 million for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching 20% ownership in the Company during the first quarter of fiscal 2011. As a result, the Company did not have any remaining unrecognized stock based compensation expense related to non-vested stock options as of June 30, 2010.

A total of 219,528 shares, net of 78,956 shares withheld to cover the applicable exercise price of the award and 36,516 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first nine months of fiscal 2012. A total of 17,855 shares, net of 18,762 shares withheld to cover the applicable exercise price of the award and 8,382 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first nine months of fiscal 2011. The shares withheld were returned to treasury shares.

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

The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in the first nine months of fiscal 2012 and fiscal 2011:

	Nine months ended December 31
	2011	2010
Dividend yield	0%	0%
Risk-free interest rate	2.09%	1.94%
Expected life (years)	4.5	4.5
Expected volatility	80.75%	81.92%

The dividend yield reflects the Company’s historical dividend yield on the date of the award. On August 5, 2009, the Company’s Board of Directors voted to eliminate the payment of cash dividends on the Company’s common shares. For awards granted prior to August 5, 2009, the dividend yield reflects the Company’s historical dividend yield on the date of award. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The Company utilizes the simplified method as described by the SEC in SAB No. 110 to calculate the expected life of the SSARs. Under SAB No. 110, the expected life is based on the midpoint between the vesting date and the end of the contractual term of the SSARs award. The Company believes that SSARs awarded in the first nine months of fiscal 2012 and fiscal 2011 meet the criteria established by the SEC for the use of the simplified method. The expected stock price volatility is based on the volatility of the Company’s common shares for the most recent historical period equal to the expected life of the SSARs. The Company’s ownership base has been and may continue to be concentrated in a few shareholders, which has increased and could continue to increase the volatility of the Company’s common share price over time. The estimated fair value of the SSARs granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during the nine months ended December 31, 2011 for SSARs awarded by the Company under the 2011 Plan and the 2006 Plan:

	Number of Rights	Weighted -Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2011	1,317,684	$6.50
Granted	321,746	7.56
Exercised	(712,317)	6.42
Forfeited	(70,695)	7.80
Cancelled/expired	(83,733)	6.44

Outstanding at December 31, 2011	772,685	$6.90	6.0	$855

Exercisable at December 31, 2011	507,634	$6.54	4.1	$743

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $7.95 closing price of the Company’s common shares on December 31, 2011 over the exercise price of the SSARs, multiplied by the number of SSARs outstanding or outstanding and exercisable. Under GAAP, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on changes in the fair market value of the Company’s common shares.

The following table presents additional information related to SSARs activity during the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31		Nine months ended December 31
(in thousands)	2011	2010	2011	2010
Compensation expense	$137	$385	$1,607	$1,339
Total intrinsic value of SSARs exercised	$482	$—	$1,618	$189
Total vest-date fair value of SSARs vesting	$—	$—	$2,807	$—

Compensation expense for SSARs was recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2011 and 2010. The compensation expense recorded in the first quarter of fiscal 2012 included $1.4 million for the accelerated vesting of SSARs expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of December 31, 2011, total unrecognized stock based compensation expense related to non-vested SSARs was $0.8 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years.

A total of 100,485 shares, net of 13,598 shares withheld to cover the exercise price on certain incentive stock options exercised and 70,980 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first nine months of fiscal 2012. A total of 4,935 shares, net of 2,463 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the first nine months of fiscal 2011. The shares withheld were returned to treasury shares.

In fiscal 2012 and fiscal 2011 the Company was in a net operating loss position for U.S. federal income taxes. Therefore, the Company did not recognize and will not recognize an income tax benefit related to SSARs exercised until that tax benefit can be realized.

Restricted Shares

The Company granted shares to certain of its Directors and executives under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2011 for restricted shares awarded by the Company:

	Number of shares	Weighted -Average Grant-Date Fair Value
Outstanding at April 1, 2011	35,000	$8.18
Granted	173,286	$7.57
Vested	(49,500)	$7.57
Forfeited	(42,817)	$7.87

Outstanding at December 31, 2011	115,969	$7.65

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of the Company’s common shares on the grant date. During the first nine months of fiscal 2012, a total of 10,734 shares were withheld from the vested restricted shares to cover the employee’s minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31		Nine months ended December 31
(In thousands)	2011	2010	2011	2010
Compensation expense	$223	$236	$640	$510
Total vest-date fair value of restricted stock vesting	$86	$—	$376	$—

Compensation expense related to restricted stock awards is recognized ratably over the restriction period based upon the closing market price of the Company’s common shares on the grant date. Compensation expense for restricted stock was recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2011 and 2010. The fiscal 2012 compensation expense included $0.1 million for the accelerated vesting of restricted stock expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of December 31, 2011, total unrecognized stock based compensation expense related to non-vested restricted stock was $0.5 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years. The Company will not include restricted stock in the calculation of earnings per share until the shares are vested.

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

The following table summarizes the activity during the nine months ended December 31, 2011 for performance shares awarded by the Company under the 2006 Plan:

	Number of shares	Weighted -Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2011	49,438	$6.83
Vested	(49,438)	6.83

Outstanding at December 31, 2011	—	$—

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of the Company’s common shares on the grant date. During the nine months of fiscal 2012, a total of 18,529 shares were withheld from the vested performance shares to cover the employee’s minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to performance share activity during the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31		Nine months ended December 31
(In thousands)	2011	2010	2011	2010
Compensation expense	$—	$16	$103	$130
Total vest-date fair value of performance shares vesting	$—	$—	$337	$539

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of the Company’s common shares on the grant date. The compensation expense for performance shares was recorded within “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2011 and 2010. The fiscal 2012 compensation expense included $0.2 million for the accelerated vesting of performance share expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As a result, subsequent to May 31, 2011, there was no remaining unrecognized stock based compensation expense related to non-vested performance shares.

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

During the first nine months of fiscal 2012, the Company repurchased 1,470,956 of its common shares for an aggregate of $12.1 million, representing an average purchase price of $8.24 per common share.

As of December 31, 2011, 129,044 common shares remained authorized for repurchase and 9.6 million common shares were held in treasury.

8. Income Taxes

The effective tax rates from continuing operations for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Effective income tax rate	19.0%	56.3%	27.7%	(3.4)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the third quarter and first nine months of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were partially offset by increases in the valuation allowance. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to a decrease in unrecognized tax benefits. For the third quarter and first nine months of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to Condensed Consolidated Financial Statements. Other items effecting the rate include foreign and state taxes and a discrete item related to a net increase to unrecognized tax benefits.

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

9. Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of dilutive potential common shares:

	Three months ended December 31		Nine months ended December 31
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Loss from continuing operations - basic and diluted	$(5,774)	$(2,290)	$(16,208)	$(15,498)
(Loss) income for discontinued operations - basic and diluted	(735)	4,288	10,403	5,030

Net (loss) income - basic and diluted	$(6,509)	$1,998	$(5,805)	$(10,468)

Denominator:
Weighted average shares outstanding - basic	22,148	22,753	22,650	22,751
Effect of dilutive securities:
Share-based compensation awards	—	—	—	—

Weighted average shares outstanding - diluted	22,148	22,753	22,650	22,751

(Loss) income per share - basic and diluted:
Loss from continuing operations	$(0.26)	$(0.10)	$(0.72)	$(0.68)
(Loss) income from discontinued operations	(0.03)	0.19	0.46	0.22

Net (loss) income	$(0.29)	$0.09	$(0.26)	$(0.46)

Basic earnings (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 115,969 of restricted shares at December 31, 2011 and 246,391 of restricted shares and performance shares (including reinvested dividends) at December 31, 2010, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive to the loss per share. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if an entity has net income after adjusting for a discontinued operation. Therefore, for each of the three and nine months ended December 31, 2011 and 2010, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For each of the three and nine months ended December 31, 2011, stock options and SSARs on 2.0 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For each of the three and nine months ended December 31, 2010, stock options and SSARs on 2.8 million common shares were not included in computing diluted earnings per share because their effects were anti-dilutive.

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

As of December 31, 2011, the Company has reached its minimum purchase commitments from a vendor of $20.0 million per year through fiscal 2012. The total commitment to this vendor was $330.0 million as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The majority of this obligation was assumed by OnX upon the completion of the TSG divestiture.

In September 2011, the Company entered into a 74-month lease for a new corporate facility located in Alpharetta, Georgia. The lease term commenced in January 2012 upon the completion of certain agreed-upon improvements. In October 2011, the Company entered into an agreement to terminate the lease on its previous corporate facility located in Solon, Ohio effective March 31, 2012 in consideration of a one-time termination payment of $2.0 million plus associated brokerage fees of approximately $0.1 million.

11. Additional Balance Sheet Information

Additional information related to the Company’s Condensed Consolidated Balance Sheets is as follows:

	December 31, 2011	March 31, 2011
Other current assets:
Marketable securities restricted in Rabbi Trust	$8,447	$5,791
Other	77	553

Total	$8,524	$6,344

Other non-current assets:
Corporate-owned life insurance policies	$3,171	$3,323
Marketable securities restricted in Rabbi Trust	—	7,950
Other	610	436

Total	$3,781	$11,709

Accrued liabilities:
Salaries, wages, and related benefits	$4,468	$4,943
SERP obligations	3,212	5,675
BEP obligations	3,343	—
Restructuring liabilities	4,075	475
Accrued income tax provision	2,460	—
Other taxes payable	1,866	1,226
Other	1,464	2,275

Total	$20,888	$14,594

Other non-current liabilities:
BEP obligations	$—	$5,629
Other employee benefit obligations	184	305
Income taxes payable/Uncertain tax positions	2,834	4,337
Deferred rent	1,445	712
Restructuring liabilities	696	258
Other	974	731

Total	$6,133	$11,972

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

The accrued income tax provision in the table above reflects the tax effect on the gain on the sale of TSG, which was computed in accordance with the FASB’s authoritative guidance on income tax accounting and recorded in the third quarter of fiscal 2012.

12. Business Segments

Description of Business Segments

The Company has two reportable business segments: HSG and RSG. The reportable segments are each managed separately and are supported by various practices as well as Company-wide functional departments. These functional support departments include general accounting, tax, and information technology and a portion of these costs are reported in Corporate/Other. Corporate/Other is not a reportable business segment as defined by GAAP. As a result of the sale of the Company’s TSG business, and the TSA with OnX, which is disclosed in Note 3, Corporate/Other costs have been adjusted for all prior periods presented to remove the portion of the functional support department costs that were transferred to OnX.

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

Measurement of Segment Operating Results and Segment Assets

The Company’s President and Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources to its reportable segments based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. Intersegment sales are recorded at pre-determined amounts to allow for inter-company profit to be included in the operating results of the individual reportable segments. Such inter-company profit is eliminated for consolidated financial reporting purposes.

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

	Reportable segments		Corporate/
	HSG	RSG	Other	Consolidated
Three months ended December 31, 2011
Total sales	$21,680	$30,127	$—	$51,807
Elimination of intersegment sales	—	(225)	—	(225)

Sales from external customers	$21,680	$29,902	$—	$51,582
Gross margin	$13,956	$5,976	$—	$19,932
Gross margin percentage	64.4%	20.0%		38.6%
Operating income (loss)	$1,680	$1,323	$(10,052)	$(7,049)
Other expenses, net	—	—	(22)	(22)
Interest expense, net	—	—	(56)	(56)

Income (loss) from continuing operations before income taxes	$1,680	$1,323	$(10,130)	$(7,127)

Three months ended December 31, 2010
Total sales	$24,666	$34,458	$—	$59,124
Elimination of intersegment sales	(3)	(124)	—	(127)

Sales from external customers	$24,663	$34,334	$—	$58,997
Gross margin	$13,346	$5,795	$—	$19,141
Gross margin percentage	54.1%	16.9%		32.4%
Operating income (loss)	$1,955	$1,042	$(8,260)	$(5,263)
Other income, net	—	—	321	321
Interest expense, net	—	—	(295)	(295)

Income (loss) from continuing operations before income taxes	$1,955	$1,042	$(8,234)	$(5,237)

	Reportable segments		Corporate/
	HSG	RSG	Other	Consolidated
Nine months ended December 31, 2011
Total sales	$63,491	$93,987	$—	$157,478
Elimination of intersegment sales	—	(620)	—	(620)

Sales from external customers	$63,491	$93,367	$—	$156,858
Gross margin	$40,187	$18,833	$—	$59,020
Gross margin percentage	63.3%	20.2%		37.6%
Operating income (loss)	$2,036	$5,090	$(28,367)	$(21,241)
Other expenses, net	—	—	(293)	(293)
Interest expense, net	—	—	(883)	(883)

Income (loss) from continuing operations before income taxes	$2,036	$5,090	$(29,543)	$(22,417)

Nine months ended December 31, 2010
Total sales	$68,964	$87,132	$—	$156,096
Elimination of intersegment sales	(66)	(305)	—	(371)

Sales from external customers	$68,898	$86,827	$—	$155,725
Gross margin	$38,848	$17,013	$—	$55,861
Gross margin percentage	56.4%	19.6%		35.9%
Operating income (loss)	$4,408	$3,889	$(24,752)	$(16,455)
Other income, net	—	—	2,281	2,281
Interest expense, net	—	—	(819)	(819)

Income (loss) from continuing operations before income taxes	$4,408	$3,889	$(23,290)	$(14,993)

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

There were no transfers between Levels 1, 2, and 3 during the three- and nine-month periods ended December 31, 2011 and 2010.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of December 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$8,447	$8,447	$—	$—
Available for sale unrestricted marketable securities — current	$39,994	$39,994	$—	$—
Corporate-owned life insurance — non-current	3,171	—	—	3,171
Liabilities:
BEP — current	$3,343	$—	$3,343	$—

	Fair value measurement used
	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$5,791	$5,791	$—	$—
Available for sale restricted marketable securities — non-current	7,950	7,950	—	—
Corporate-owned life insurance — non-current	3,323	—	—	3,323
Liabilities:
BEP — non-current	$5,629	$—	$5,629	$—

The Company maintains an investment in available for sale marketable securities in which cost approximates fair value. The recorded value of the Company’s investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy. As of December 31, 2011, the Company has approximately $0.1 million of unrealized losses related to this investment, which is recorded within “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities related to the Company’s continuing operations for the nine months ended December 31, 2011 and 2010:

	Nine months ended December 31
	2011	2010
Corporate-owned life insurance:
Balance on April 1	$3,323	$16,095
Realized gains	—	2,065
Unrealized gain (loss)	83	(247)
Purchases and settlements, net	(235)	(3,141)

Balance on December 31	$3,171	$14,772

Realized gains recorded during the first nine months of fiscal 2012 represent the amounts recognized for the increase in the cash surrender value of Corporate-owned life insurance policies and are recorded within “Other expenses (income), net” in the accompanying Condensed Consolidated Statements of Operations. Realized gains recorded during the first nine months of fiscal 2011 represent the amounts recognized on the redemption of certain Corporate-owned life insurance policies, net of amounts recognized for the decrease in the cash surrender value of these policies, and are recorded within “Other expenses (income), net” in the accompanying Condensed Consolidated Statements of Operations.

The following tables present information about the Company’s financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	00000	00000	00000	00000
	Fair value measurement used
	Recorded value as of December 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,084	$—	$—	$15,084
Intangible assets	21,611	—	—	21,611
Liabilities:
SERP obligations — current	$3,212	$—	$—	$3,212
Other employee benefit plans obligations — current	116	—	—	116
BEP — current	3,343	—	—	3,343
Restructuring liabilities — current	4,075	—	—	4,075
Restructuring liabilities — non-current	696	—	—	696
Other employee benefit plans obligations — non-current	184	—	—	184

	Fair value measurement used
	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,211	$—	$—	$15,211
Intangible assets	22,535	—	—	22,535
Liabilities:
SERP obligations — current	$5,675	$—	$—	$5,675
Other employee benefit plans obligations — current	116	—	—	116
Restructuring liabilities — current	475	—	—	475
Restructuring liabilities — non-current	258	—	—	258
Other employee benefit plans obligations — non-current	305	—	—	305

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities related to the Company’s continuing operations for the nine months ended December 31, 2011 and 2010:

	Nine months ended December 31, 2011
	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,675	$421	$733
Unrealized losses relating to instruments still held at the reporting date	(127)	—	—	—	—
Purchases	—	1,373	92	—	7,954
Settlements	—	—	(2,555)	(121)	(3,916)
Amortization	—	(2,297)	—	—	—

Balance at December 31, 2011	$15,084	$21,611	$3,212	$300	$4,771

	Nine months ended December 31, 2010
	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2010	$15,010	$23,755	$8,412	$454	$1,938
Realized losses	—	(59)	383	—	—
Unrealized gains relating to instruments still held at the reporting date	82	—	(596)	—	—
Purchases	—	2,015	890	—	403
Settlements	—	—	(2,504)	(35)	(1,240)
Amortization	—	(2,139)	—	—	—

Balance at December 31, 2010	$15,092	$23,572	$6,585	$419	$1,101

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

14. Subsequent Events

In January 2012, the Company made a payment of $1.2 million to OnX for a working capital adjustment as part of the sale, which is described in Note 3 to Condensed Consolidated Financial Statements.

Subsequent to December 31, 2011 and through February 3, 2012, the Company made additional repurchases of 129,044 of its common shares for an aggregate of $1.0 million, representing an average purchase price of $8.10 per common share. This completes the repurchase of shares authorized under the current common share repurchase authorization, which is described in Note 7 to Condensed Consolidated Financial Statements.

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

Introduction

Agilysys is a leading developer and marketer of proprietary enterprise software, services, and solutions to the hospitality and retail industries. The Company develops technology solutions — including hardware, software, and services — to help customers resolve their most complicated hospitality and retail business systems needs. Agilysys’ hospitality and retail business systems solutions include: property management systems, inventory and procurement solutions, point-of-sale solutions, and document management software. Proprietary services include expertise in mobility and wireless solutions for retailers, and resold hardware, software, and services. A significant portion of the point-of-sale related revenue is recurring from software support and hardware maintenance agreements. Agilysys’ corporate facilities are located in Alpharetta, Georgia. Agilysys also operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has two reportable segments: Hospitality Solutions Group (“HSG”) and Retail Solutions Group (“RSG”). See Note 12 to Condensed Consolidated Financial Statements titled, Business Segments, which is included in Item 1, for additional information.

The primary objective of the Company’s ongoing strategic planning process is to create shareholder value by exploiting growth opportunities and strengthening its competitive position within the specific technology solutions and in the end markets its services. The plan builds on the Company’s existing strengths and targets industry leading growth and peer beating financial and operating results driven by new technology trends and market opportunities. The Company’s strategic plan specifically focuses on:

•	Growing sales of its proprietary offerings, both software and services.

•	Diversifying its customer base across geographies and industries.

•	Capitalizing on the Company’s intellectual property and emerging technology trends.

•	Optimizing the Company’s facilities footprint and corporate expense while locating corporate services closer to the operating businesses.

The Company’s top priorities include improving operating performance and financial results, profitably growing the business, and returning capital to shareholders. To that end, the Company will use its cash, including the proceeds from the recent TSG sale, to fund working capital needs, make select investments in the businesses, and return excess cash to shareholders as prudently as possible. The Company intends to achieve its objectives through a tighter coupling and management of the operating expenses of the businesses and sharpening the focus of our investments to concentrate on growth opportunities with the highest return by seeking the highest margin revenue opportunities in the markets in which it competes.

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

General Company Overview

Total net sales rose $1.1 million or 0.7% in the nine months ended December 31, 2011 compared with the nine months ended December 31, 2010. Gross margin as a percentage of sales increased 170 basis points to 37.6% for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

While the Company’s revenues and gross margin have improved in the first nine months of fiscal 2012 compared with the same prior year period, market conditions still reflect uncertainty regarding the overall business environment and demand for technology products and services. The Company continues to believe that it is well-positioned to capitalize on future growth in technology-related spending across its customer base in the global hospitality and general and specialty retail markets, which will allow for the further leveraging of its business model and earnings growth.

Matters Affecting Comparability

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

Results of Operations – Third Fiscal 2012 Quarter Compared to Third Fiscal 2011 Quarter

Net Sales and Operating (Loss) Income

The following table presents the Company’s consolidated revenues and results from continuing operations for the three months ended December 31, 2011 and 2010:

	Three months ended December 31		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Net Sales:
Products	$25,721	$33,970	$(8,249)	(24.3)%
Services	25,861	25,027	834	3.3%

Total	51,582	58,997	(7,415)	(12.6)%
Cost of goods sold:
Products	20,109	26,777	(6,668)	(24.9)%
Services	11,541	13,079	(1,538)	(11.8)%

Total	31,650	39,856	(8,206)	(20.6)%
Gross margin:
Products	5,612	7,193	(1,581)	(22.0)%
Services	14,320	11,948	2,372	19.9%

Total	19,932	19,141	791	4.1%
Gross margin percentage:
Products	21.8%	21.2%
Services	55.4%	47.7%

Total	38.6%	32.4%
Operating expenses:
Selling, general, and administrative expenses	23,743	24,401	(658)	(2.7)%
Restructuring charges	3,238	3	3,235	nm

Total	26,981	24,404	2,577	10.6%
Operating loss from continuing operations:
Operating loss	$(7,049)	$(5,263)	$(1,786)	(33.9)%
Operating loss percentage	(13.7)%	(8.9)%

nm - not meaningful

The following table presents the Company’s results from continuing operations by business segment for the three months ended December 31, 2011 and 2010:

	Three months ended December 31		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Hospitality
Total sales from external customers	$21,680	$24,663	$(2,983)	(12.1)%
Gross margin	$13,956	$13,346	$610	4.6%
	64.4%	54.1%
Operating income	$1,680	$1,955	$(275)	(14.1)%
Retail
Total sales from external customers	$29,902	$34,334	$(4,432)	(12.9)%
Gross margin	$5,976	$5,795	$181	3.1%
	20.0%	16.9%
Operating income	$1,323	$1,042	$281	27.0%
Corporate and Other
Operating loss	$(10,052)	$(8,260)	$(1,792)	(21.7)%
Consolidated
Total sales from external customers	$51,582	$58,997	$(7,415)	(12.6)%
Gross margin	$19,932	$19,141	$791	4.1%
	38.6%	32.4%
Operating loss	$(7,049)	$(5,263)	$(1,786)	(33.9)%

Net sales. Total sales decreased $7.4 million or 12.6% for the three months ended December 31, 2011. Product sales decreased $8.2 million while services sales increased $0.8 million for the comparable periods.

HSG’s sales decreased $3.0 million in the third quarter of fiscal 2012 compared to the same prior year period. These decreases were seen throughout the Company’s product and service lines due to the increased concentration in selling higher quality product offerings in fiscal 2012 as compared to prior year and lower volumes period over period. RSG’s sales decreased $4.4 million due mainly to a decrease in hardware sales, which was partially offset by an increase in service sales and in software sales. The prior year quarter for RSG included some hardware sales that did not repeat in the current quarter.

Gross margin. The Company’s total gross margin increased $0.8 million or 4.1% and total gross margin percentage increased 620 basis points for the three months ended December 31, 2011 compared to the same period in 2010. Products gross margin decreased $1.6 million although the gross margin percentage increased 60 basis points and services gross margin increased $2.4 million and the gross margin percentage increased 770 basis points for the comparable periods. RSG services sales comprised 36.1% of the sales in the current quarter, an increase of 7.8% over third quarter 2011.

From a business segment perspective, HSG’s gross margins increased 1,030 basis points, primarily due to the mix in overall revenue shifting to higher margin services sales comprising 69.5% of overall revenue in the current quarter compared to 62.1% in the same period last year. Additionally, improved services gross margins were due to more efficient use of labor in our services projects. RSG’s gross margins increased 310 basis points, primarily attributable to the change in mix of products and services sold during the current year period.

Selling, general and administrative expenses. The Company’s selling, general and administrative (“SG&A”) expenses decreased by $0.7 million, or 2.7%, during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

SG&A expenses increased $0.9 million in HSG, decreased $0.1 million in RSG and decreased $1.4 million in Corporate/Other SG&A in the third quarter of the current year compared with the third quarter of the prior year. The increase in HSG’s expenses was primarily driven by a shift in headcount focusing on support and maintenance to research and development activities. The decrease in Corporate/Other expenses was primarily due to lower outside service costs with significant spend in the prior period associated with the implementation of Oracle Enterprise Resource Planning (“ERP”) software that did not repeat in fiscal 2012 and the decrease in Solon, Ohio staff prior to the buildup of the new corporate support team in Alpharetta, Georgia. The decrease is partially offset by approximately $1.3 million of additional depreciation expense related to the accelerated depreciation of property and equipment located at the Company’s previous corporate office in Solon, Ohio. Due to relocating the corporate services, the Company changed its useful life estimate for the property and equipment located at its Alpharetta, Georgia location.

Restructuring charges. Under the fiscal 2012 restructuring plan, the Company recorded $3.2 million in restructuring charges, primarily comprised of lease termination of $2.1 million and severance and related benefits of $1.0 million in Corporate/Other. The Company expects to incur approximately $8.0 million in additional restructuring charges for severance and related benefits and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the third quarter fiscal 2012 run rate. The remaining savings are expected to be primarily realized during fiscal 2013.

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

Other Expenses (Income)

	Three months ended December 31		(Unfavorable) favorable
(Dollars in thousands)	2011	2010	$	%
Other expenses (income):
Other expenses (income), net	$22	$(321)	$(343)	(106.9)%
Interest income	(4)	(21)	(17)	—
Interest expense	60	316	256	81.0%

Total other expenses (income), net	$78	$(26)	$(104)	(400.0)%

Other expenses (income), net. The $22,000 of other expense in the third quarter of fiscal 2012 primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar.

The $0.3 million of other income in the third quarter of fiscal 2011 primarily represents increases in the cash surrender value of BEP and SERP of $0.2 million, gains recognized as a result of movements in foreign currencies relative to the U.S. dollar of $0.1 million.

Interest income. Interest income decreased during the quarter ended December 31, 2011 compared to the same prior year quarter. In fiscal 2009, management changed to a more conservative investment strategy and continued to maintain this strategy through fiscal 2012.

Interest expense. Interest expense consists of costs associated with the interest expense on borrowings against certain Company-owned life insurance policies and capital leases, and in prior year includes costs associated with the Company’s Credit Facility and the amortization of deferred financing fee. Interest expense decreased $0.3 million during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The Company terminated its existing Credit Facility on July 29, 2011.

Income Taxes

	Three Months Ended December 31
	2011	2010
Effective income tax rate	19.0%	56.3%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the third quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the current year quarter include foreign and state taxes and a discrete item related to a decrease in unrecognized tax benefits. For the third quarter of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include foreign and state taxes and a discrete item related to unrecognized tax benefits.

Results of Operations – First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011

Net Sales and Operating Income (Loss)

The following table presents the Company’s consolidated revenues and operating results from continuing operations for the nine months ended December 31, 2011 and 2010:

	Nine months ended December 31		Increase (decrease)
(Dollars in thousands)	2011	2010	$	%
Net Sales:
Products	$80,371	$81,653	$(1,282)	(1.6)%
Services	76,487	74,072	2,415	3.3%

Total	156,858	155,725	1,133	0.7%
Cost of goods sold:
Products	63,536	63,326	210	0.3%
Services	34,302	36,538	(2,236)	(6.1)%

Total	97,838	99,864	(2,026)	(2.0)%
Gross margin:
Products	16,835	18,327	(1,492)	(8.1)%
Services	42,185	37,534	4,651	12.4%

Total	59,020	55,861	3,159	5.7%
Gross margin percentage:
Products	20.9%	22.4%
Services	55.2%	50.7%

Total	37.6%	35.9%
Operating expenses:
Selling, general, and administrative expenses	72,307	71,851	456	0.6%
Asset impairment charges	—	59	(59)	nm
Restructuring charges	7,954	406	7,548	nm

Total	80,261	72,316	7,945	11.0%
Operating loss from continuing operations:
Operating loss	$(21,241)	$(16,455)	$(4,786)	(29.1)%
Operating loss percentage	(13.5)%	(10.6)%

nm - not meaningful

The following table presents the Company’s operating results from continuing operations by business segment for the nine months ended December 31, 2011 and 2010:

	Nine months ended December 31		(Decrease) increase
(Dollars in thousands)	2011	2010	$	%
Hospitality
Total sales from external customers	$63,491	$68,898	$(5,407)	(7.8)%
Gross margin	$40,187	$38,848	$1,339	3.4%
	63.3%	56.4%
Operating income	$2,036	$4,408	$(2,372)	(53.8)%
Retail
Total sales from external customers	$93,367	$86,827	$6,540	7.5%
Gross margin	$18,833	$17,013	$1,820	10.7%
	20.2%	19.6%
Operating income	$5,090	$3,889	$1,201	30.9%
Corporate and Other
Operating loss	$(28,367)	$(24,752)	$(3,615)	(14.6)%
Consolidated
Total sales from external customers	$156,858	$155,725	$1,133	0.7%
Gross margin	$59,020	$55,861	$3,159	5.7%
	37.6%	35.9%
Operating loss	$(21,241)	$(16,455)	$(4,786)	(29.1)%

Net sales. Total sales increased $1.1 million or 0.7% for the nine months ended December 31, 2011. Product sales decreased $1.3 million while services sales increased $2.4 million for the comparable periods.

HSG’s sales decreased $5.4 million in the first nine months of fiscal 2012 compared to the same prior year period primarily due a decrease in product sales of $6.2 million, partially offset by an increase in services sales of $0.8 million. In the prior year period, HSG recognized a large hardware sale that did not repeat in the current year period. In addition, the revisions to our prior period financial statements as discussed in Note 2 to the Condenses Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q, resulted in a reduction in the HSG revenues of approximately $1.8 million.

RSG sales increased $6.5 million due to increases in both product and services offerings of $4.9 million and $1.6 million, respectively. The increases in RSG’s revenues in the first nine months of the current year compared to the first nine months of the prior year were attributable to higher volumes and improving pricing on hardware in the first nine months of the current year compared to the prior year. This increase was partially offset by the impact of the revisions to our prior period financial statements of approximately $0.4 million.

Gross margin. The Company’s total gross margin increased $3.2 million or 5.7% and total gross margin percentage increased 170 basis points for the nine months ended December 31, 2011. This overall improvement is primarily the result of the shift to more profitable services from product sales. Products gross margin decreased $1.5 million and the gross margin percentage decreased 150 basis points while services gross margin increased $4.7 million and the gross margin percentage increased 450 basis points for the comparable period.

HSG’s gross margins increased 690 basis points, which was primarily attributable to product mix and more efficient use of labor in our services projects. RSG’s gross margin percentage for the nine months ended

December 31, 2011 increased slightly by 60 basis points compared to the same prior year period.

Selling, general and administrative expenses. The Company’s selling, general and administrative (“SG&A”) expenses increased $0.5 million, or 0.6%, during the first nine months of fiscal 2012 compared with the first nine of fiscal 2011.

SG&A expenses increased $3.0 million and $0.2 million in HSG and RSG, respectively while Corporate/Other SG&A expenses decreased $2.7 million in the first nine months of the current year compared to the first nine months of the prior year. The increase in HSG’s SG&A expense was primarily driven by the shift in focus of existing headcount to work on research and development projects from support and maintenance initiatives and the acceleration of stock compensation expense as a result of the announcement of the TSG sale. The increase in RSG’s SG&A costs were driven by increased incentive costs as well as the accelerated stock compensation expense. The decrease in Corporate/Other SG&A expense was primarily due to higher outside service costs incurred in the first nine months of fiscal 2011 associated with the implementation of the Oracle ERP software for its North American operations that did not occur in fiscal 2012. This benefit was offset by the additional depreciation and amortization expense of $2.7 million recorded during the current period for the accelerated depreciation of property and equipment located at the Company’s previous corporate offices in Solon, Ohio.

Asset impairment charges. The Company tests its goodwill and long-lived assets for impairment upon identification of impairment indicators, or at least annually. The asset impairment charges recorded during the first nine months of fiscal 2011 related to certain capitalized intangible software assets that management determined were no longer being sold by the business.

Restructuring charges. Under the fiscal 2012 restructuring plan, the Company recorded a total of $8.0 million in restructuring charges during the first nine months of fiscal 2012, primarily comprised of severance and related benefits, with $0.8 million, $0.4 million, and $6.8 million related to HSG and RSG, and Corporate/Other, respectively. Included in the $6.8 million restructuring charge for Corporate/Other is a $2.1 million one-time lease termination fee for the Solon, Ohio facility. The Company expects to incur approximately $8.0 million in additional restructuring charges for severance and related benefits, relocation, and facilities related to these restructuring actions during the remainder of fiscal 2012 and the first quarter of fiscal 2013. As a result of taking these restructuring actions, the Company expects to realize between approximately $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the third quarter fiscal 2012 run rate. The remaining savings are expected to be primarily realized during fiscal 2013.

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

Other Expenses (Income)

	Nine months ended December 31		(Unfavorable) favorable
(Dollars in thousands)	2011	2010	$	%
Other expenses (income):
Other expenses (income), net	$294	$(2,281)	$(2,575)	(112.9)%
Interest income	(54)	(61)	(7)	(11.5)%
Interest expense	937	880	(57)	(6.5)%

Total other expenses (income), net	$1,177	$(1,462)	$(2,639)	(180.5)%

Other expenses (income), net. The $0.3 million of other expense in the first nine months of fiscal 2012 primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar.

The $2.3 million of other income in the first nine months of fiscal 2011 primarily represents a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain Company-owned life insurance policies, gains recognized as a result of the movement of foreign currencies relative to the U.S. dollar of $0.3 million, and a gain of $0.1 million recorded for the proceeds received as a distribution of The Reserve Fund investment. These proceeds were partially offset by decreases in the cash surrender value of Company-owned life insurance policies, BEP and SERP of $0.2 million.

Interest income. Interest income decreased slightly during the nine months ended December 31, 2011 compared to the same prior year period. In fiscal 2009, management changed to a more conservative investment strategy and maintained this strategy through fiscal 2012.

Interest expense. Interest expense consists of costs associated with the Company’s Credit Facility, the amortization of deferred financing fees, interest expense on borrowings against certain Company-owned life insurance policies, and capital leases. Interest expense increased $57,000 during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The Company terminated its Credit Facility on July 29, 2011 and immediately expensed approximately $0.4 million in unamortized deferred financing fees related to the former Credit Facility.

Income Taxes

	Nine months ended December 31
	2011	2010
Effective income tax rate	27.7%	(3.4)%

Income tax expense is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. For the first nine months of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. For the first nine months of fiscal 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 1 to the Condensed Consolidated Financial Statements.

Discontinued Operations

On May 28, 2011, the Company entered into a definitive agreement to sell its TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX. On July 28, 2011, the Company’s shareholders approved this sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the agreement were satisfied. Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs and $1.2 million for third-party services in support of the transition, resulting in net proceeds received by the Company of $59.5 million. In December 2011, the Company entered into a settlement agreement with OnX for a working capital adjustment of $1.2 million that was paid to OnX in January 2012.

Components of Results of Discontinued Operations

For the three and nine months ended December 31, 2011 and 2010 the income from discontinued operations was comprised of the following:

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2011	2010	2011	2010
Discontinued operations:
Net sales	$—	$158,325	$123,807	$376,907
Income (loss) from operations of TSG	$—	$7,124	$(1,781)	$8,963
(Loss) gain on sale of TSG	(1,200)	—	19,486	—

	(1,200)	7,124	17,705	8,963
Income tax (benefit) expense	(465)	2,836	7,302	3,933

(Loss) income from discontinued operations	$(735)	$4,288	$10,403	$5,030

Recently Adopted and Recently Issued Accounting Standards

A description of recently adopted and recently issued accounting pronouncements is included in Note 2 to Condensed Consolidated Financial Statements, which is included in Item 1 of this Quarterly Report on Form 10-Q. Management continually evaluates the potential impact, if any, on its financial position, results of operations, and cash flows, of all recent accounting pronouncements and, if significant, makes the appropriate disclosures. During the nine months ended December 31, 2011, no material changes resulted from the adoption of recent accounting pronouncements.

Liquidity and Capital Resources

Overview

The Company’s operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which were comprised of lease and rental obligations at December 31, 2011. The Company believes that cash flow from operating activities, cash on hand, and access to capital markets will provide adequate funds to meet its short-term and long-term liquidity requirements.

Prior to July 29, 2011, the Company maintained a $50.0 million asset-based revolving Credit Facility with Bank of America, N.A., as lender, which had the ability to be increased to $75.0 million by a $25.0 million “accordion feature” for borrowings and letters of credit, that was due to mature on May 5, 2012. The Company’s obligations under the Credit Facility were secured by significantly all of the Company’s assets. The Credit Facility contained mandatory repayment provisions, representations, warranties, and covenants customary for a secured credit facility of its type. The Company terminated the Credit Facility on July 29, 2011 in conjunction with the sale of TSG. Additional information with respect to the Credit Facility is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

We will use the proceeds of the TSG Sale to fund our working capital needs, make select investments in the HSG and RSG Businesses, and return excess cash as prudently as possible to our shareholders. We will be able to focus more acutely on the growth of our HSG and RSG Businesses in the higher-margin and higher-growth hospitality and retail markets. We will also investigate possibilities for enhancing our HSG and RSG Businesses that may have been less available to us, due to competitive factors, resource issues, or otherwise, when we operated both the TSG Business and our HSG and RSG Businesses together. We may use a portion of the net cash proceeds from the TSG Sale for future acquisitions complementary to our HSG and RSG Businesses. However, at this time, no specific acquisition targets have been identified.

As of December 31, 2011 and March 31, 2011, the Company’s total debt was approximately $1.3 million and $1.9 million, respectively, comprised of capital lease obligations in both periods.

Additional information regarding the Company’s financing arrangements is included in its Annual Report for the fiscal year ended March 31, 2011.

As of December 31, 2011, 100% of the Company’s cash and cash equivalents were deposited in bank accounts. Short-term investments are deposited in Treasury notes. Therefore, the Company believes that credit risk is limited with respect to its cash and cash equivalents and short-term investment balances.

Cash Flow

	Nine months ended December 31		Increase (decrease)
(Dollars in thousands)	2011	2010	$
Net cash (used for) provided by continuing operations:
Operating activities	$(9,769)	$(16,254)	$6,485
Investing activities	21,602	(3,334)	24,936
Financing activities	(14,068)	(260)	(13,808)
Effect of foreign currency fluctuations on cash	(135)	218	(353)

Cash flows used for continuing operations	(2,370)	(19,630)	17,260
Net operating, investing, and financing cash flows used for discontinued operations	(24,128)	(1,463)	(22,665)

Net decrease in cash and cash equivalents	$(26,498)	$(21,093)	$(5,405)

Cash flow used for operating activities. The $9.8 million in cash used for operating activities during the first nine months of fiscal 2012 consisted of a net loss from continuing operations of $16.2 million, $17.1 million in non-cash adjustments to the net loss from continuing operations, and a negative $10.7 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $10.7 million decrease in deferred revenue due to the Company recognizing amounts for services performed during the nine months ended December 31, 2011. The $16.3 million in cash used for operating activities during the nine months ended December 31, 2010 consisted of a $15.5 million loss from continuing operations, $13.1 million in non-cash adjustments to the loss from continuing operations, and a negative $13.9 million of changes in operating assets and liabilities. Significant changes in operating assets and liabilities included a $18.7 million increase in accounts receivable, a $0.8 million increase in inventories, and a $3.3 million decrease in accrued liabilities, offset by a $6.2 million increase in accounts payable and a $2.5 million increase in deferred revenue. The change in accounts receivable is reflective of an increase in the volume of sales that occurred in December 2010 (i.e., the last month of the fiscal quarter) compared to March 2010. The increases in accounts payable and in inventories were a result of the higher sales volume in December 2010 compared to March 2010.

Cash flow provided by (used for) investing activities. The $21.6 million in cash provided by investing activities during the nine months ended December 31, 2011 was primarily driven by the $59.5 million in net proceeds received from the sale of the TSG business and $5.0 million in proceeds from the Company’s investments in marketable securities, which were used to settle employee benefit plan obligations, offset by $40.0 million for funds invested in Treasury notes and $3.1 million used for the purchase of software, property, and equipment. The $3.3 million in cash used for investing activities during the nine months ended December 31, 2010 resulted from the receipt of $4.3 million in proceeds as a redemption of certain Company-owned life insurance policies and $0.1 million in proceeds received as a partial distribution of the Company’s previously disclosed claim on its investment in the Primary Fund, partially offset by $2.1 million used for additional investments in Company-owned life insurance policies and $4.7 million used for the purchase of software, property, and equipment.

Cash flow used for financing activities. During the nine months ended December 31, 2011, the Company used $14.1 million for financing activities, which was comprised of $12.1 million for repurchases of the Company’s common shares, $1.1 million for repurchases of the Company’s common shares to satisfy employee tax withholding on the vesting or exercise of stock based compensation awards, and $0.8 million for payments on capital lease obligations. During the nine months ended December 31, 2010, the Company used $0.3 million in cash for financing activities. This amount was comprised of $0.3 million for payments on capital lease obligations.

Contractual Obligations

As of December 31, 2011, the Company has reached its minimum purchase commitments from a vendor of $20.0 million per year through fiscal 2012, The total commitment to this vendor was $330.0 million as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The majority of this obligation was assumed by OnX upon the completion of the TSG divestiture.

In September 2011, the Company entered into a 74-month lease for a new corporate facility located in Alpharetta, Georgia. The lease term commenced in January 2012 upon the completion of certain agreed-upon improvements. In October 2011, the Company entered into an agreement to terminate the lease on its previous corporate facility located in Solon, Ohio effective March 31, 2012 in consideration of a one-time termination payment of $2.0 million plus associated brokerage fees of approximately $0.1 million. The Company expects these actions to result in a net reduction of the operating lease obligations disclosed as contractual obligations in its Annual Report for the fiscal year ended March 31, 2011 of approximately $0.6 million per year in rental payments between fiscal 2013 and fiscal 2017.

As of December 31, 2011, there were no other significant changes to the Company’s contractual obligations as presented in its Annual Report for the year ended March 31, 2011.

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

Forward-Looking Information

This Quarterly Report contains certain management expectations, which may constitute forward-looking information within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934, and the Private Securities Reform Act of 1995. Forward-looking information speaks only as to the date of this Quarterly Report and may be identified by use of words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of those terms or similar expressions. Many important factors could cause actual results to be materially different from those in forward-looking information including, without limitation, competitive factors, disruption of supplies, changes in market conditions, pending or future claims or litigation, or technology advances. No assurances can be provided as to the outcome of cost reductions, expected benefits and outcomes from our recent ERP implementation, business strategies, future financial results, unanticipated downturns to our relationships with customers and macroeconomic demand for IT products and services, unanticipated difficulties integrating acquisitions, new laws and government regulations, interest rate changes, consequences related to the concentrated ownership of our outstanding shares by MAK Capital, unanticipated deterioration in economic and financial conditions in the United States and around the world, consequences associated with the sale of the Company’s TSG business, and uncertainties regarding restructuring actions and/or the relocation of the Company’s corporate facilities. The Company does not undertake to update or revise any forward-looking information even if events make it clear that any projected results, actions, or impact, express or implied, will not be realized.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2011 that may materially affect the Company’s business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
August 1-31	397,061	$7.97	397,061	1,202,939
September 1-30	402,939	$8.57	800,000	800,000
October 1-31	294,000	$8.32	1,094,000	506,000
November 1-30	241,461	$8.26	1,335,461	264,539
December 1-31	135,495	$7.89	1,470,956	129,044

Total	1,470,956	$8.24	1,470,956	129,044

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

(b)	Reference is made to the Form 8-K filed by the Company on January 31, 2012 disclosing advance notice procedures under Article II, Section I of the Company’s Amended Code of Regulations that shareholders must comply with when nominating a Director candidate.

Item 6.	Exhibits

3(ii)	Amended Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on January 31, 2012 (File No. 000-05734).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended December 31, 2011 tagged as blocks of text.

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

AGILYSYS, INC.

Date: February 9, 2012	/S/ JANINE K. SEEBECK
Janine K. Seebeck
Vice President Controller
(Principal Accounting Officer and Duly Authorized Officer)