Form 10-K
period 2012-03-31
AGILYSYS INC
filed 2012-06-12
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 0-5734

AGILYSYS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

425 Walnut Street, Suite 1800, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 810-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $107,364,331 computed on the basis of the last reported sale price per share ($7.13) of such shares on the Nasdaq Stock Market LLC.

As of June 1, 2012, the Registrant had the following number of Common Shares outstanding: 21,935,487 of which 7,518,422 were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2012

Forward Looking Information

This Annual Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Annual Report. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business.

Overview

We are a leading provider of innovative technology solutions for the hospitality and retail markets including property and lodging management, inventory and procurement, point-of-sale (POS), document management, mobile, wireless and other types of guest-engagement software. We also provide support, maintenance, resold hardware products and software hosting or subscription services. Our customers include retailers, casinos, resorts, cruise and other hospitality and retail customers, and a significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.

We operate extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has two operating segments: Hospitality Solutions Group (HSG) and Retail Solutions Group (RSG).

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2012 refers to the fiscal year ended March 31, 2012.

History and Significant Events

Organized in 1963 as Pioneer-Standard Electronics, Inc., an Ohio corporation, we changed our name to Agilysys, Inc., in 2003. Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202 and our corporate services are located at 1000 Windward Concourse, Alpharetta, Georgia, 30005. We began operations as a distributor of electronic components and, later, enterprise computer solutions. Exiting the former in fiscal 2003 with the sale of our Industrial Electronic Division, we used the proceeds to reduce debt, fund growth of our enterprise solutions business and acquire businesses focused on higher-margin and more specialized solutions for the hospitality and retail industries. With the fiscal 2004 acquisition of Kyrus Corporation, we became the leading provider of IBM retail solutions and services in the supermarket, chain drug, general-retail and hospitality segments. In that same year, with the acquisition of Inter-American Data, Inc., we became the leading developer and provider of technology solutions for property and inventory management in the casino and resort industries.

In 2007, we divested KeyLink Systems and exited the enterprise computer distribution business. We used the proceeds from that sale to return cash to shareholders and fund a number of acquisitions that broadened our solutions and capabilities portfolios. In calendar 2007, we acquired InfoGenesis and Visual One Systems Corp., significantly expanding our specialized offerings to the hospitality industry through enterprise-class, point-of-sale (POS) and software solutions tailored for a variety of applications in cruise, golf and spa, gaming, lodging, resort and catering. These offerings feature highly intuitive, secure and robust solutions, easily scalable across multiple departments or property locations. In fiscal 2008, we began reporting three primary operating segments: Hospitality Solutions Group (HSG), Retail Solutions Group (RSG) and Technology Solutions Group (TSG).

In fiscal 2012, we sold our TSG segment and restructured the business model to focus on higher-margin opportunities in the hospitality and retail sectors, which also hold greater potential for profitable growth. In that same year, we reduced our real-estate footprint and lowered overhead costs by relocating corporate services from Solon, Ohio to Alpharetta, Georgia, which moved senior management closer to our operating units.

Today, we are focused on providing end-to-end solutions that utilize state-of-the-art technology to enhance guest experiences for our customers wishing to promote their respective brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying intuitive solutions that increase speed and accuracy, enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the customer relationship. Our strategy is to increase the proportion of revenue we derive from ongoing support and maintenance agreements, software as a subscription service, cloud applications and professional services.

Products, Support and Professional Services

We are a leading developer and marketer of end-to-end technology solutions for the hospitality and retail industries, including hardware and software products; support, maintenance and subscription services; and professional services. Areas of specialization are point-of-sale, property management, inventory and procurement, mobile and wireless solutions designed to streamline operations, improve efficiency and enhance the guest experience.

To align with our strategic restructuring in fiscal 2012 and enhance transparency into the business, we commenced presenting revenue and costs of goods sold in three categories:

•	Products (hardware and software)
•	Support, maintenance and subscription services
•	Professional services

Total revenue from continuing operations for these three specific areas of offerings follows:

	For The Year Ended March 31,

(In thousands)	2012	2011	2010
Products	$105,141	$104,769	$103,501
Support, maintenance and subscription services	73,171	70,729	63,218
Professional services	30,577	27,183	26,787
Total	$208,889	$202,681	$193,506

Products: Products revenue includes resold hardware and proprietary and remarketed software that are deployed as an integral component of the solutions we provide. Our proprietary product suite is comprised of:

Property Management Systems (“PMS”)

•

Agilysys Lodging Management System® (LMS) is web-enabled and runs 24/7 to automate every aspect of hotel operations in properties of 1,000 rooms or more. Its foundation expands to incorporate modules for sales and catering, activities scheduling, attraction ticketing and more.

•

Agilysys Visual One™ PMS is installed in hotels ranging from 50-1,500 rooms. For complex resorts that require an enterprise-wide system, Visual One provides an integrated solution with interfaces to leading global distribution systems (GDSs) and other Agilysys products.

•

Agilysys Guest Express Kiosk module is a self-service kiosk system for both the LMS PMS and the Visual One PMS that expedites front desk check-in and check-out. Using the Guest Express Kiosk module, hotel guests can check in, encode a room key, check out and obtain a receipt — all without having to wait in line at the front desk.

Point-of-Sale

•

Agilysys InfoGenesis™ POS is award-winning, enterprise level software primarily for food and beverage products. The software is centralized and designed for 24/7 environments where reliability and availability are critical. The solution is built on an open system platform using industry-standard hardware, operating system and database platforms.

•	Agilysys MPOS is a handheld point-of-sale solution that integrates with InfoGenesis POS to enable guest service in any location.
•	Agilysys eMenu, an online ordering application, enables our customers to capitalize on the popularity of Web and kiosk ordering while maintaining their existing company brand and workflow.
•	Agilysys eCash takes traditional cashless payment and stored value card capabilities and integrates them directly with InfoGenesis POS, increasing customers’ payment options.

InfoGenesis POS, eMenu and eCash are available through either traditional software licensing or via subscription.

Inventory & Procurement

•

Agilysys Stratton Warren System (SWS) integrates with all leading financial and POS software products. The software manages the entire procurement process via e-commerce, from the point of business development to managing enterprise-wide backend systems and daily operations.

•

Agilysys Eatec®, along with its core purchasing, inventory, recipe, forecasting, production and sales analysis functions, is unique in offering catering, restaurant, buffet management and nutrition modules in a single web-enabled solution.

•	Agilysys EatecTouch is an optional software applet that operates on any Windows®-based POS terminal, providing users with access to the Eatec application from any terminal location.
•

Agilysys EatecPocket is a Microsoft® Windows® Mobile compatible application designed to work on a handheld wireless device, enabling users to perform inventory transactions. The software incorporates a barcode scanner for mobile updates of the database.

Eatec and Stratton Warren System solutions are available either through traditional software licensing or via subscription.

Document Management

•

Agilysys DataMagine™ provides a U.S.-patented imaging module and archiving solution that allows users to capture and retrieve documents and system-generated information. DataMagine integrates with all Agilysys products, adding functionality and increasing benefit to customers.

Activities

•

Agilysys GolfPro is a module that offers golf property managers complete pro shop management. Tee time scheduling, member profile/billing, tournament management and Web and e-mail access are bundled into one solution.

•

Agilysys Spa Management software covers all aspects of running a spa business, from scheduling guests for services to managing staff schedules. The software also integrates with Agilysys PMS solutions.

•

Agilysys LMS ARTS® interfaces with hotel guest data, allowing reservationists to pre-plan activities when booking a guest’s room. The application also places canceled activities back into inventory for resale, resulting in optimum property utilization and profitability.

•

Agilysys Visual One Activities software streamlines the management of all of the amenities and activities a property has to offer. Staff can easily schedule and personalize reservations for guests; activities then appear on itinerary/confirmations.

Support, Maintenance and Subscription Services: Contracted technical support, maintenance and subscription services are a significant portion of our consolidated revenue. Growth has been driven by a strategic focus on developing and promoting these offerings, which typically generate higher profit margins than products revenue. In addition to our deliberate positioning, market demand for proper maintenance and updates that enhance reliability, as well as the desire for flexibility in purchasing options, are reinforcing this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on- and off-premise.

Professional Services: We have industry-leading expertise in designing, implementing, integrating and installing customized solutions into both legacy and newly created platforms. For existing enterprises, we seamlessly integrate new systems; and for start-ups and fast-growing customers, we become a partner that can manage large-scale rollouts and tight construction schedules. Extensive experience ranges from staging equipment to phased rollouts and training staff in a manner that saves time and money for our customers.

Prior to the divestiture of TSG operations, we resold IT products and services from the Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Oracle Corporation (Oracle) and other original equipment manufacturers (OEMs). Operating results from the former TSG are reported as components of discontinued operations.

We have maintained our strong relationship with IBM Retail Services and intend to continue to be a leading provider of related solutions and services in the supermarket, drug chain, general-retail and other hospitality segments.

Segment Reporting

Subsequent to the sale of our TSG business in fiscal 2012, we were left with two remaining reportable business segments: HSG and RSG. Prior to that, we had been reporting three business segments: HSG, RSG and TSG. See Note 16 to Consolidated Financial Statements titled Business Segments for a discussion of our segment reporting.

Hospitality Solutions Group (HSG)

HSG develops, markets and sells property and lodging management, point-of-sale, and inventory and procurement applications to operate hotel, casino, destination resort, cruise line and foodservice management establishments in the hospitality industry. We offer solutions that provide comprehensive control of the customer’s property operations — from reservations, check in, point-of-sale and other guest-engagement activities to inventory and procurement management and document management.

Retail Solutions Group (RSG)

RSG is one of the largest North American systems integrators of retail point-of-sale, self-service and wireless solutions with proprietary business consulting, implementation and hardware maintenance and support services. Our extensive experience in all phases of wireless infrastructure and integration with legacy systems enables our customers to capture the promise of today’s mobile technology. Our mobile solutions extend the customer’s operations to portable devices, increasing customer satisfaction and productivity with integrated software that reduces security exposure. We also sell POS and mobile POS (MPOS) solutions to facilitate the check-out process as well as other self-service capabilities.

Our RSG expertise encompasses a suite of support and professional services including consultation, analysis, design, installation and implementation, as well as onsite maintenance and ongoing help-desk support. Our comprehensive portfolio of support services provides total lifecycle management for our customers’ in-store solutions to help increase their return on investment and lower their total cost of ownership.

Representative Agilysys clients include:

Ameristar Casinos, Inc.	Copper Mountain	Royal Caribbean International
Banner Health	The Cosmopolitan of Las Vegas	Royal Lahaina Resort
Bed Bath & Beyond	CSU Fullerton Auxiliary Services Corporation	Rudy’s Country Store & BBQ
Benchmarc Restaurants	Delhaize America	Sandals Emerald Bay
BJ’s Wholesale Club	Helzberg Diamonds	Sands Casino Resort Bethlehem
Black Rock Resort	Ho-Chunk Gaming	SAVOR
Boyd Gaming Corporation	The Landmark London Hotel	The Sea Pines Resort
BR Guest Hospitality	Maryland Live! Casino	Sephora
The Breakers Palm Beach	Norwegian Cruise Line	Sugar Factory
The Broadmoor	Oxford Casino	The Venetian Resort Hotel Casino
Cannizaro House	Pinehurst Resort	Vail Resorts
Casino del Sol	Rack Room Shoes	Valley View Casino & Hotel
Charming Charlie	Rosen Hotels & Resorts	Wakefern Food Corp

Industry and Markets

The hospitality and retail industries encompass a wide variety of market sectors and customers. We operate extensively throughout North America, with additional sales and support offices in the United Kingdom, Singapore and Hong Kong. Sales to customers outside of the United States represent less than 10% of our total revenue.

The hospitality industry is made up of a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadiums, arenas and other customer-service providers. The industry is highly fragmented. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to Smith Travel Research, the U.S. lodging industry generated $108 billion in room revenue in calendar 2011, with an average of approximately 60% of 4.9 million available rooms occupied. This compares with 57.5% in 2010 and a market-cycle peak occupancy rate of 63.1% in 2006.

The hospitality industry is economically sensitive. Business and destination-resort travel are correlated with the economic conditions in their respective markets. Competition is intense for consumer spending, and hospitality industry participants are seeking ways to enhance the experience of their guests. We are seizing this opportunity by providing guests connectivity and intuitive engagement tools, enabling our customers to enhance their brands and better manage their operations’ growth and profitability. In addition to product solutions that are designed and customized to meet unique facility or multi-facility needs, we also provide an array of support and subscription options for maintaining systems and professional services for implementation and rollouts.

We have a significant customer base in the commercial casino and gaming sector. Roughly one-quarter of the U.S. adult population visits a casino at least once a year. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the business market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets are reporting robust growth. In 2006, gross gaming revenue in Macau surpassed that of the Las Vegas Strip — with a significant number of U.S.-based operators seeking to open new properties in the region. As the market-share leader in providing Property Management Systems (PMS) to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as modern facilities evolve toward cashless operations and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. According to the Cruise Industry Overview — 2011 State of the Cruise Industry report, the cruise industry is the fastest growing category in the leisure travel market. In 2011, the industry anticipated a total of 16 million passengers, a 6.6% increase from 2010. In addition, 14 new ships were introduced, featuring such modern amenities as planetariums, golf simulators, water parks, ice-skating rinks and rock-climbing walls. The current order book, which extends through 2014, includes 26 new builds.

Similarly, the modern retail industry is rapidly transitioning to a higher level of engagement with customers. Retailers selling directly to consumers include: purveyors of softlines, such as clothing, accessory/shoe and department stores; and hardlines, such as home improvement, home furnishings and electronics; as well as staples such as groceries. Integrating our innovative technology with marketing is allowing Retail Solutions customers to enjoy the benefits of gift cards and loyalty programs. Other solutions such as mobile POS enable them to reduce wait times, increase accuracy and accelerate management reporting. For rapidly expanding retailers and retailers that are engaged in large store-wide POS technology refreshment, we manage large-scale implementation and roll-out — including procurement, staging and installation, post-sale service and maintenance contracts — to ensure a reliable and secure environment.

Customers

Our customers include large, medium-sized and boutique companies, and divisions or departments of large corporations in the hospitality and retail industries. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important, particularly in the lodging, casino, destination resort, cruise line, foodservice and retail industries where competition for guest recruitment is intense.

Currently, our customer base is highly fragmented, with no single customer representing more than 10% of consolidated revenue from continuing operations.

Seasonality

Prior to the sale of TSG, we traditionally had experienced a seasonal increase in sales during our fiscal third quarter ending December 31. The HSG and RSG operating units have traditionally experienced a seasonal decrease in revenue during our fiscal first quarter ending June 30. Although we are unable to predict whether uneven sales patterns will continue over the long term, we believe this particular pattern is moderating as a result of exiting the TSG business. For example, third-quarter revenue from continuing operations was 25%, 29% and 31% of annual revenue for fiscal years 2012, 2011 and 2010, respectively. In addition, occasionally the timing of large one-time orders such as those associated with substantial retail product rollouts will create volatility in our quarterly results.

Competition

We face a competitive market environment for the solutions we provide. Competition exists with respect to developing and maintaining relationships with customers, pricing for products and solutions, levels of support and customer service. We compete with a number of other solution providers and, occasionally, with some of our own suppliers in the RSG business segment.

Within HSG, we compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include MICROS Systems, Inc., NCR, Par Technology, Multi-System, Inc., and Infor. We also compete with software companies like IDeaS Revenue Solutions, POSitouch, Northwind and Xpient Solutions and, to a lesser extent, hardware vendors such as IBM, HP, Dell, Casio, and Toshiba. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

RSG’s competitive market place is highly fragmented and regionalized. We compete primarily with regional integrators, regional and national Value Added Resellers Solution Providers and niche vendors.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of June 1, 2012, we had 751 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

Access to Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge through our corporate website, http://www.agilysys.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information posted on our website is not incorporated into this Annual Report on Form 10-K (Annual Report). Reports, proxy and information statements, and other information regarding issuers that file electronically, are maintained on the SEC website, http://www.sec.gov.

Item 1A. Risk	Factors.

Risks Relating to Our Business

Continuing challenging global economic conditions could adversely affect our business and financial results.

The continued global economic downturn has significantly adversely affected global economic conditions. Our revenue and profitability depend significantly on general economic conditions and the level of capital available to our customers. Our business trends and revenue growth continue to be affected by the challenging economic climate. These difficult economic conditions and the uncertainty about future economic conditions may adversely affect our customers’ level of spending, ability to obtain financing for purchases, ability to make timely payments to us and adoption of new technologies, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, lead to increased price competition and adversely affect our results of operations.

Our future success will depend on our ability to develop new products, product upgrades and services that achieve market acceptance.

Our business is characterized by rapid and continual changes in technology and evolving industry standards. We believe that in order to remain competitive in the future we will need to continue to develop new products, product upgrades and services, requiring the investment of significant financial resources. If we fail to accurately anticipate our customer’s needs and technological trends, or are otherwise unable to complete the development of a product or product upgrade on a timely basis, we will be unable to introduce new products or product upgrades into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

The development process for most new products and product upgrades is complicated, involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;
•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers; and
•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as mobile devices.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

We face extensive competition in the markets in which we operate, and our failure to compete effectively could result in price reductions and/or decreased demand for our products and services.

Several companies offer products and services similar to ours. The rapid rate of technological change in the hospitality market makes it likely we will face competition from new products designed by companies not currently competing with us. We believe our competitive ability depends on our product offerings, our experience in the hospitality industry, our product development and systems integration capability, and our customer service organization. There is no assurance, however, we will be able to compete effectively in the hospitality technology market in the future.

If we fail to meet our customers’ performance expectations, our reputation may be harmed, causing us to lose customers or exposing us to legal liability.

Our ability to attract and retain customers depends to a large extent on our relationships with our customers and our reputation for high quality professional services and integrity. As a result, if a customer is not satisfied with our services or solutions, our reputation may be damaged. Moreover, if we fail to meet our clients’ performance expectations, we may lose clients and be subject to legal liability, particularly if such failure adversely impacts our clients’ businesses.

In addition, many of our projects are critical to the operations of our customers’ businesses. While our contracts typically include provisions designed to limit our exposure to legal claims relating to our products and services, these provisions may not adequately protect us or may not be enforceable in all cases. The general liability insurance coverage that we maintain, including coverage for errors and omissions, is subject to important exclusions and limitations. We cannot be certain that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our profitability.

We are subject to pricing pressures for our products and services which could cause us to lose market share and decrease revenue and profitability.

We compete for customers based on several factors, including price. In some cases, we may have to reduce our pricing to obtain business. If we are not able to maintain favorable pricing for our products and services, our gross profit and our profitability could suffer.

Our cloud-based solutions present execution and competitive risks.

Our solutions offered in the cloud accessible via the web without hardware installation or software downloads present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. As a result, we may be subject to claims if customers experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

Actual or perceived security vulnerabilities in our software products may result in reduced sales or liabilities.

Our software may be used in connection with processing sensitive data (e.g., credit card numbers), and is sometimes used to store such data. It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements and that we take appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers’ systems will not be breached, or that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

Hosting of software applications presents increased security risks.

As we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our responsibility for data and system security with respect to data held in our hosting centers increases significantly. While we believe that our current software applications comply with applicable laws and industry security requirements, and while we believe that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the hosting center, we cannot provide absolute assurance that our hosted systems will not be breached, or that all unauthorized access can be prevented. If a security breach were to occur, a customer, regulatory agency, or other person could seek redress from us, which could adversely affect our business.

Additionally, as we expand our software hosting capabilities and offer more of our software applications to our customers on a hosted basis, our potential liability increases significantly. Specifically, an outage in our data centers can affect numerous customers. While we believe that our data centers have been designed and engineered to reduce the likelihood of outages, we cannot provide assurance that our hosted systems will not suffer from unanticipated outages or deficient performance. If an unanticipated outage were to occur, a customer could suffer economic damages and seek redress from us, which could adversely affect our business.

We may not be able to enforce or protect our intellectual property rights.

We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Any failure to protect our intellectual property rights would diminish or eliminate the competitive advantages that we derive from our proprietary technology.

We may be subject to claims of infringement of third-party intellectual property rights.

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are found liable, we could be obligated to pay significant damages or enter into license agreements.

We are subject to litigation, which may be costly.

As a company that does business with many customers, employees and suppliers, we are subject to litigation. The results of such litigation are difficult to predict, and we may incur significant legal expenses if any such claim were filed. While we generally take steps to reduce the likelihood that disputes will result in litigation, litigation is very commonplace and could have an adverse effect on our business.

If we acquire new businesses, we may not be able to successfully integrate them or attain the anticipated benefits.

As part of our operating history and growth strategy, we have acquired other businesses. In the future, we may continue to seek acquisitions. We can provide no assurance that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects.

Our dependence on certain strategic partners makes us vulnerable to the extent we rely on them.

We rely on a concentrated number of vendors for the majority of our hardware and for certain software and related services needs. We do not have long term agreements with many of these vendors. If we can no longer obtain these hardware, software or services needs from our major suppliers due to mergers, acquisitions or consolidation within the marketplace, material changes in their partner programs, their refusal to continue to supply to us on reasonable terms or at all, and we cannot find suitable replacement suppliers, it may have a material adverse impact on our future operating results and gross margins.

If we fail to retain key employees, our business may be harmed.

Our success depends on the skill, experience and dedication of our employees. If we are unable to retain and attract sufficiently experienced and capable personnel, especially in product development, sales and management, our business and financial results may suffer. For example, if we are unable to retain and attract a sufficient number of skilled technical personnel, our ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully retain and attract the personnel that we need.

Our profitability is partly dependent upon restructuring and executing planned cost savings.

To allow us to operate more efficiently and control costs, we have incurred restructuring charges related to the consolidation and streamlining of various functions of our workforce. As part of our restructuring efforts, we incurred severance costs, lease termination costs and exit costs. We may not realize the expected benefits of these initiatives and may incur additional restructuring costs in the future. In addition, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation-related costs in connection with our restructuring efforts. The complex nature of these restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or the impact of the restructuring initiatives may not be immediately apparent. There can be no assurance that our estimates of the savings achievable by these initiatives will be realized, which could have an adverse impact on our financial condition or results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud, which could have a material adverse effect on our business.

While we believe our internal control over financial reporting is effective, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that control issues and instances of fraud, if any, within our company have been detected.

We have encountered risks associated with maintaining large cash balances.

While we have attempted to invest our cash balances in investments generally considered to be relatively safe, we nevertheless confront credit and liquidity risks. Bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

We may incur additional goodwill and intangible asset impairment charges that adversely affect our operating results.

We review our goodwill and other intangible asset balances for impairment on at least an annual basis. During the fourth quarter of fiscal 2012, we concluded that certain software developed technology within HSG was no longer available for sale. As a result we recorded an impairment charge of $9.7 million, which impacted HSG’s operations. In fiscal 2011, we recognized non-cash impairment charges for goodwill and intangible assets totaling $1.0 million. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to further write down the carrying value of goodwill and/or other intangible assets associated with any of our reporting units in the future.

We may have exposure to greater than anticipated tax liabilities.

Some of our products and services may be subject to sales taxes in states where we have not collected and remitted such taxes from our customers. We have reserves for certain state sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued liabilities” in our Consolidated Balance Sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations.

Risks Relating to the Industries We Serve

Our business depends to a significant degree on the hospitality and retail industries, and a weakening could adversely affect our business and results of operations.

Because our customer base is concentrated in the hospitality and retail industries, our business is largely dependent on the health of those industries. Our sales are dependent in large part on the health of the hospitality and retail industries, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality and retail industries could disproportionately impact our revenue, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products. A general downturn in the hospitality and retail industries could disproportionately impact our revenue, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products.

Higher oil and gas prices worldwide could have a material adverse impact on the hospitality industry, and indirectly, on our business.

Material increases in oil and gas prices tend to reduce discretionary spending by consumers, such as on travel and dining, as well as on retail spending generally. Reductions in discretionary spending by consumers adversely affect our customers and, indirectly, our business. Moreover, increases in oil and gas prices also directly adversely affect our customer base in other ways. For example, oil and gas price increases can result in higher ingredient and food costs for our restaurant customers.

Consolidation in the industries that we serve could adversely affect our business.

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. Many of the industries that we serve have experienced recent consolidations, including the hotel, casino, quick serve restaurant and grocery industries. Although recent consolidations in these industries have not materially adversely affected our business, there is no assurance that future consolidation will not have such affect. For example, if one of our current customers merges or consolidates with a company that relies on another provider’s products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect our business.

Risks Relating to Our Stock

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2012, the trading price of our common stock ranged from a high of $10.00 to a low of $4.43. The volatility of our stock price may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

Our largest shareholder, MAK Capital, currently holds approximately 31% of our common shares, which could impact corporate policy and strategy, and MAK Capital’s interests may differ from those of other shareholders.

Pursuant to the approval by shareholders of a control share acquisition proposal, MAK Capital holds approximately 31% of our outstanding common shares. As a significant shareholder whose responses could potentially affect the interests of Agilysys and the other shareholders, our Board may consider MAK Capital’s potential response to a particular decision of the Board in considering the range of possible corporate policies and strategies in the future, potentially influencing corporate policy and strategic planning.

MAK entered into a Voting Trust Agreement with Computershare, as trustee, which provides that, for both strategic and other transactions requiring at least two-thirds of the voting power to approve, the trustee will vote a certain percentage of MAK Capital’s shares in favor of, against, or abstaining from voting in the same proportion as all other shares voted by shareholders (including MAK Capital’s shares not being voted by the trustee). If the Voting Trust Agreement, as amended, that MAK entered into with Computershare were to terminate for any reason, MAK Capital would have a level of control that would highly influence the approval or disapproval of transactions requiring under Ohio law the approval of two-thirds of the outstanding common shares, such as a business combination, or majority share acquisition involving the issuance of common shares entitling the holders to exercise one-sixth or more of the voting power of Agilysys, each of which requires approval by two-thirds of the outstanding common shares. MAK Capital might also be able to initiate or substantially assist any such transaction. Even with the limitations on MAK Capital’s voting power imposed by the Voting Trust Agreement, as amended, it would be more difficult for the other shareholders to approve such a transaction if MAK Capital opposed it, and MAK Capital’s interests may differ from those of other shareholders.

Item 1B. Unresolved	Staff Comments.

None.

Item 2. Properties.

Agilysys’ corporate services are located in Alpharetta, Georgia where we lease approximately 23,000 square feet of office space. In addition, we lease approximately 27,000 square feet of office space in Las Vegas, Nevada and 77,500 square feet of warehouse and office space in Taylors, South Carolina. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3. Legal	Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Item 4. Mine	Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares, without par value, are traded on the NASDAQ Stock Market LLC under the symbol “AGYS”. The high and low sales prices for the common shares for each quarter during the past two fiscal years are presented in the table below.

Fiscal 2012	High	Low
Fourth quarter	$9.60	$6.92
Third quarter	$9.00	$6.50
Second quarter	$10.00	$6.60
First quarter	$8.62	$4.43

Fiscal 2011	High	Low
Fourth quarter	$6.50	$4.74
Third quarter	$7.45	$4.66
Second quarter	$8.31	$4.30
First quarter	$12.50	$6.09

The closing price of the common shares on June 1, 2012, was $7.25 per share. There were 1,999 shareholders of record.

We did not pay dividends in fiscal 2012 or fiscal 2011 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Repurchase of Common Shares

The following table sets forth repurchases during the fourth quarter of fiscal 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 1-31	112,957	$8.07	112,957	16,087
February 1-29	16,087	$8.31	16,087	—
March 1-31	5,924	$8.99	—	—
Total	134,968	$8.14	—	—

(1)

The total number of shares includes shares purchased under our share repurchase plan described below and shares surrendered by employees to Agilysys to satisfy tax withholding obligations in connection with the vesting of restricted stock total 5,924 shares in March 2012, which do not count against shares authorized under the share repurchase plan.

(2)

In August 2011, we announced that our Board of Directors provided authorization to repurchase up to 1.6 million of our common shares. As of March 31, 2012, we had repurchased all our common shares under this plan. No repurchases of common shares were made by us or on our behalf during fiscal 2011.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software for the period March 31, 2007 through March 31, 2012. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS

		Fiscal Years Ended March 31,

Company Name / Index	Base Period 2007	2008	2009	2010	2011	2012
Agilysys, Inc.	$100.00	$51.97	$19.68	$51.69	$26.57	$41.61
Russell 2000	$100.00	$87.01	$54.38	$88.51	$111.34	$111.13
Peer Group	$100.00	$80.67	$60.08	$87.11	$107.02	$95.98

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data was derived from our audited consolidated financial statements and the current and prior period operating results of TSG have been classified within discontinued operations for all periods presented as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	For the year ended March 31,

(In thousands, except per share data)	2012	2011	2010	2009	2008
Operating results
Net revenue	$208,889	$202,681	$193,506	$220,888	$214,601
Gross profit	79,836	75,639	74,008	86,099	75,690
Operating loss	(41,190)	(21,625)	(14,880)	(184,371)	(29,777)
Loss from continuing operations, net of taxes	(34,239)	(22,975)	(7,630)	(178,644)	(13,331)
Income (loss) from discontinued operations, net of taxes	11,456	(32,500)	11,177	(105,490)	16,990
Net (loss) income	$(22,783)	$(55,475)	$3,547	$(284,134)	$3,659
Per share data (1)
Basic and diluted
Loss from continuing operations	$(1.53)	$(1.01)	$(0.34)	$(7.91)	$(0.47)
Income (loss) from discontinued operations	0.51	(1.43)	0.49	(4.67)	0.60
Net (loss) income	$(1.02)	$(2.44)	$0.15	$(12.58)	$0.13
Weighted-average shares outstanding Basic and diluted	22,432	22,785	22,627	22,587	28,252
Balance sheet data at year end
Cash and cash equivalents	$97,587	$74,354	$65,535	$36,451	$70,596
Working capital	76,286	83,005	88,978	72,150	90,536
Total assets (2)	204,139	312,398	330,449	374,436	695,871
Total debt	994	1,906	819	623	987
Total shareholders’ equity	114,438	148,104	198,924	192,717	479,465

(1)

When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for the fiscal years ended March 31, 2012, 2011 and 2010, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

(2)

The decrease in assets from fiscal 2008 to 2009 is primarily due to a goodwill impairment charge of $246.3 million and a finite intangible impairment charge of $3.8 million. The decrease in assets from fiscal 2011 to 2012 is due to the sale of TSG.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), management explains the general financial condition and results of operations for Agilysys and subsidiaries including:

—	what factors affect our business;
—	what our earnings and costs were;
—	why those earnings and costs were different from the year before;
—	where the earnings came from;
—	how our financial condition was affected; and
—	where the cash will come from to fund future operations.

The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 15 of this Annual Report titled, “Financial Statements and Supplementary Data.” Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 3 and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading provider of innovative technology solutions for the hospitality and retail markets. Our intuitive solutions include property and lodging management, inventory and procurement, point-of-sale (POS), document management, mobile, wireless and other types of guest-engagement software. We also provide support, maintenance, resold hardware products and software hosting services. Our customers include retailers, casinos, resorts, restaurants and other customer-facing service providers, and a significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.

We operate extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. We have two operating segments: Hospitality Solutions Group (HSG) and Retail Solutions Group (RSG).

Our top priority is increasing shareholder value by improving operating and financial performance and profitability growing the business through superior products and services. To that end, we expect to invest a certain portion of our cash on hand to develop and market new software products, to fund enhancements to existing software products, to expand our customer breadth, both geographically and vertically, and to make select acquisitions.

The primary objective of our ongoing strategic planning process is to create shareholder value by exploiting growth opportunities and strengthening our competitive position within the specific technology solutions and in the end markets we service. The plan builds on our existing strengths and targets industry leading growth and peer beating financial and operating results driven by new technology trends and market opportunities. Industry leading growth and peer beating financial and operational results will be achieved through tighter coupling and management of operating expenses of the business and sharpening the focus of our investments to concentrate on growth opportunities with the highest return by seeking the highest margin revenue opportunities in the markets in which we compete.

Our strategic plan specifically focuses on:

•	Strong customer focus, with clear and realistic service commitments.
•	Growing sales of our proprietary offerings: products, support, maintenance and subscription services and professional services.
•	Diversifying our customer base across geographies and industries.
•	Capitalizing on our intellectual property and emerging technology trends.

Revenue — Defined

As required by the SEC, we separately present revenue earned as either products revenue, support, maintenance and subscription services revenue or professional services revenue in our Consolidated Statements of Operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•	Revenue — We present revenue net of sales returns and allowances.

•	Products revenue — Revenue earned from the sales of hardware equipment and proprietary and remarketed software.
•	Support, maintenance and subscription services revenue — Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription or hosting services.
•	Professional services revenue — Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Matters Affecting Comparability

On August 1, 2011, we completed the sale of our Technology Solutions Group (“TSG”) business to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together “OnX”). For financial reporting purposes, TSG’s operating results for fiscal 2012 through the completion of the sale and for the fiscal 2011 and fiscal 2010 periods presented were classified within discontinued operations. Accordingly, the discussion and analysis presented below, including comparisons to prior year periods, reflects the continuing business of Agilysys.

Results of Operations

Fiscal 2012 Compared with Fiscal 2011

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2012 and 2011:

	Year ended March 31,		Increase (decrease)

(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$105,141	$104,769	$372	0.4%
Support, maintenance and subscription services	73,171	70,729	2,442	3.5%
Professional services	30,577	27,183	3,394	12.5%
Total	208,889	202,681	6,208	3.1%
Cost of goods sold:
Products	83,550	80,090	3,460	4.3%
Support, maintenance and subscription services	25,706	25,507	199	0.8%
Professional services	19,797	21,445	(1,648)	(7.7)%
Total	129,053	127,042	2,011	1.6%
Gross profit	79,836	75,639	4,197	5.5%
Gross profit margin	38.2%	37.3%
Operating expenses:
Product development	30,309	27,531	2,778	10.1%
Sales and marketing	24,006	22,212	1,794	8.1%
General and administrative	32,889	37,121	(4,232)	(11.4)%
Depreciation of fixed assets	4,602	3,914	688	17.6%
Amortization of intangibles	3,686	5,122	(1,436)	(28.0)%
Asset impairments and related charges	9,681	959	8,722	nm
Restructuring and related charges	15,853	405	15,448	nm
Operating loss	$(41,190)	$(21,625)	$(19,565)	90.5%
Operating loss percentage	(19.7)%	(10.7)%

nm — not meaningful.

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,

	2012	2011
Net revenue:
Products	50.3%	51.7%
Support, maintenance and subscription services	35.0	34.9
Professional services	14.7	13.4
Total net revenue	100.0	100.0
Cost of goods sold:
Products	40.0	39.5
Support, maintenance and subscription services	12.3	12.6
Professional services	9.5	10.6
Total cost of goods sold	61.8	62.7
Gross profit	38.2	37.3
Operating expenses:
Product development	14.5	13.6
Sales and marketing	11.5	11.0
General and administrative	15.7	18.3
Depreciation of fixed assets	2.2	1.9
Amortization of intangibles	1.8	2.5
Asset impairments and related charges	4.6	0.5
Restructuring and related charges	7.6	0.2
Operating loss	(19.7)	(10.7)

The following table presents our revenue and operating results by business segment for the fiscal years ended March 31, 2012 and 2011:

	Year ended March 31,		Increase (decrease)

(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$25,148	$35,306	$(10,158)	(28.8)%
Support, maintenance and subscription services	48,072	45,053	3,019	6.7%
Professional services	13,155	13,650	(495)	(3.6)%
Total revenue from external customers	86,375	94,009	(7,634)	(8.1)%
Gross profit	$55,354	$54,669	$685	1.3%
Gross profit margin	64.1%	58.2%
Operating (loss) income	$(6,552)	$5,836	$(12,388)	(212.3)%
Retail (RSG)
Revenue from external customers:
Products	$79,993	$69,463	$10,530	15.2%
Support, maintenance and subscription services	25,099	25,676	(577)	(2.2)%
Professional services	17,422	13,533	3,889	28.7%
Total revenue from external customers	122,514	108,672	13,842	12.7%
Gross profit	$24,482	$20,970	$3,512	16.7%
Gross profit margin	20.0%	19.3%
Operating income	$5,481	$3,164	$2,317	73.2%
Total reportable business segments
Total revenue from external customers	$208,889	$202,681	$6,208	3.1%
Gross profit	$79,836	$75,639	$4,197	5.5%
Gross profit margin	38.2%	37.3%
Operating (loss) income	$(1,071)	$9,000	$(10,071)	(111.9)%
Corporate/Other
Gross profit	$—	$—	$—
Operating loss	$(40,119)	$(30,625)	$(9,494)	(31.0)%
Total Company
Total revenue from external customers	$208,889	$202,681	$6,208	3.1%
Gross profit	$79,836	$75,639	$4,197	5.5%
Gross profit margin	38.2%	37.3%
Operating loss	$(41,190)	$(21,625)	$(19,565)	90.5%

nm — not meaningful

Net revenue.    Total net revenue increased $6.2 million or 3.1% during fiscal 2012 compared to fiscal 2011. Products revenue, support, maintenance and subscription services revenue and professional services revenue increased $0.4 million, $2.4 million and $3.4 million, respectively.

HSG’s revenue decreased $7.6 million or 8.1% in fiscal 2012 compared to fiscal 2011. The decrease in products revenue of approximately $10.1 million was driven by lower volumes in our remarketed products as well as a decline in perpetual software licenses with a shift in strategy to focus on selling subscription based services revenue which is typically recognized over a five year period. In addition, products revenue was negatively impacted by the errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated prior to fiscal 2012 was approximately $1.0 million (see Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements). The $3.0 million or 6.7% increase in support, maintenance and subscription services in fiscal 2012 was the result of growth in both subscription based revenue and ongoing support from traditional proprietary products.

RSG’s revenue increased $13.8 million or 12.7 % in fiscal 2012 compared to fiscal 2011. The increase in products and professional services revenue of approximately $10.5 million or 15.2 % and $3.9 million or 28.7%, respectively, are the result of higher volumes associated with several multi-location, multi-year contracts for remarketed products. We experienced a decline in support, maintenance and subscription services revenue of approximately $0.6 million or 2.2 % as a result of not renewing certain support contracts that were less accretive to gross profit than desired.

Gross profit and gross profit margin.    Our total gross profit increased $4.2 million or 5.5% for fiscal 2012 and total gross profit margin increased 90 basis points. Products gross profit decreased $3.1 million and gross profit margin decreased 300 basis points. Support, maintenance and subscription services gross profit increased $2.2 million and gross margin percentage increased 90 basis points. Professional services gross margin increased $5.0 million and gross profit margin increased 1,410 basis points.

HSG’s gross profit increased $0.7 million or 1.3% for fiscal 2012 and gross profit margin improved 590 basis points to 64.1% in fiscal 2012 from 58.2% in fiscal 2011. This is primarily due to professional services gross profit margin improvement of 2,070 basis points as a result of efficient management of project labor within implementation services. In addition, products gross profit margin improved 80 basis points as a result of selling higher margin opportunities. The support, maintenance and subscription services gross profit margin declined less than 100 basis points as a result of additional labor resources being dedicated to product enhancement.

RSG’s gross profit increased $3.5 million or 16.7% for fiscal 2012 and gross profit margin increased 70 basis points to 20.0% in fiscal 2012 compared with 19.3% in fiscal 2011. This is primarily due to higher professional service margins yielding an improvement of 1,040 basis points as a result of improved labor efficiencies. The support gross profit margins increased approximately 130 basis points in line with our continued strategic initiatives focused on more profitable revenue streams. Products gross profit margin declined less than 100 basis points consistent with price compression associated with remarketed products in the market.

Operating expenses

Operating expenses, excluding the one-time charges for asset impairments and related charges and restructuring and related charges, decreased $0.4 million or 0.4% in fiscal 2012 compared with fiscal 2011. On a segment basis, HSG and RSG increased $2.1 million and $0.6 million, respectively, and Corporate decreased $3.1 million.

Product development.    Product development includes all costs associated with research and development. Product development increased $2.8 million or 10.1% in fiscal 2012 compared with fiscal 2011. Product development expenses increased $2.0 million in HSG and $0.8 million in RSG in fiscal 2012 compared to fiscal 2011. This increase at both segments is driven by the continued investment in internal resources to enhance the existing products and develop our future platforms as well as at RSG by the incremental costs associated with employee incentives due to over-achievement of operating unit targets.

Sales and marketing.    Sales and marketing increased $1.8 million or 8.1% in fiscal 2012 compared with fiscal 2011. Sales and marketing expenses increased $1.1 million in HSG and $0.7 million in RSG in fiscal 2012 compared to fiscal 2011. This increase in HSG is a result of investment in domestic and international sales resources as well, as a one-time specific bad debt expense of $0.4 million. The increase in RSG is associated with employee incentives due to over-achievement of operating unit targets.

General and administrative.    General and administrative decreased $4.2 million or 11.4% in fiscal 2012 compared to fiscal 2011. General and administrative expenses decreased $1.1 million in HSG, $1.2 million in RSG and $1.9 million in Corporate. HSG and RSG expenses decreased as a result of lower employee related costs created by efficiencies in back-office processes. The Corporate savings are a result of the restructuring and moving the corporate services from Solon, Ohio to Alpharetta, Georgia as well as certain one-time professional fees incurred in 2011 that did not repeat in fiscal 2012 associated with the post-implementation efforts of the Oracle ERP system.

Depreciation of fixed assets.    Depreciation of fixed assets increased $0.7 million on a consolidated basis driven by the $0.3 million for leasehold improvements at our new corporate services offices in Alpharetta, Georgia and $0.3 million for additional depreciation related to the asset retirement obligation.

Amortization of intangibles.    Amortization of intangibles decreased $1.4 million or 28.0% in fiscal 2012. This decrease is due to certain internal use software reaching their useful lives in fiscal 2011.

Asset impairments and related charges.    We recorded asset impairments and related charges of $9.7 million and $1.0 million in fiscal 2012 and fiscal 2011, respectively. During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result, we have impaired the entire remaining assets of $8.6 million, and the accrued estimated costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million. In fiscal 2011, we concluded that certain internally developed software within HSG was no longer being sold. As a result, we recorded an impairment charge of $0.1 million. Also in fiscal 2011, we concluded that we were no longer using certain indefinite-lived intangible assets related to HSG trade names. Accordingly, we recorded an impairment charge of $0.9 million.

Restructuring and related charges.    We recorded restructuring and related charges of $15.9 million and $0.4 million during fiscal 2012 and 2011, respectively. Under the fiscal 2012 restructuring plan we recorded restructuring charges comprised of primarily $3.5 million of lease termination and related facility closing costs and $8.0 million of severance and related benefits in each segment. In addition, we incurred accelerated depreciation of $4.4 million of property and equipment that was due to the relocation of our previous corporate services in Solon, Ohio to Alpharetta, Georgia, and closing our facilities in Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012. Our restructuring actions are discussed further in the subsection of this MD&A titled, Restructuring and Related Charges and in Note 4 to the Consolidated Financial Statements titled, Restructuring and Related Charges.

The restructuring charges recorded in fiscal 2011 consist of settlement costs of $0.4 million related to the payment of an obligation under Agilysys’ nonqualified executive retirement defined benefit pension plan for an executive officer (the “SERP”) who was part of the fiscal 2009 restructuring actions.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable

(Dollars in thousands)	2012	2011	$	%
Other (income) expenses
Interest income	$(103)	$(73)	$30	41.1%
Interest expense	978	1,297	319	24.6%
Other expense (income), net	181	(2,294)	(2,475)	(107.9)%
Total other expenses (income), net	$1,056	$(1,070)	$(2,126)	(198.7)%

Interest income.    Interest income increased slightly during fiscal 2012 compared to fiscal 2011 as a result of interest earned from the investment in treasury notes with the cash proceeds from the sale of TSG during the third quarter of fiscal 2012.

Interest expense.    Interest expense consists of costs associated with our Credit Facility, the amortization of deferred financing fees, loans on corporate-owned life insurance policies, and capital leases. Interest expense decreased $0.3 million in fiscal 2012 compared to fiscal 2011 due to the termination of the Credit Facility. We terminated the Credit Facility in July 2011 and immediately expensed approximately $0.4 million in unamortized deferred financing fees related to the former Credit Facility.

Other (income) expenses, net.    In fiscal 2012, the $0.2 million of other expense primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar. In fiscal 2011, the $2.3 million in other income primarily included a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain corporate-owned life insurance policies.

Income Taxes

The following table compares our income tax (benefit) expense and effective tax rates for the fiscal years ended March 31, 2012 and 2011:

	Year ended March 31,		(Unfavorable) favorable

(Dollars in thousands)	2012	2011	$	%
Income tax (benefit) expense	$(8,007)	$2,420	$10,427	nm
Effective tax rate	(19.0)%	(11.8)%

nm — not meaningful

We recorded an effective tax rate benefit from continuing operations of 19.0% in fiscal 2012 compared with an effective tax rate expense of 11.8% in fiscal 2011.

For the years ended March 31, 2012 and 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the fiscal 2012 include foreign and state taxes, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, and other U.S. permanent book to tax differences. In fiscal 2011, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 2 to the Consolidated Financial Statements titled, Summary of Significant Accounting Policies. Other items effecting the rate in fiscal 2011 include non-taxable life insurance proceeds, a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.2 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Fiscal 2011 Compared with Fiscal 2010

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31,		(Decrease) increase

(Dollars in thousands)	2011	2010	$	%
Net revenue:
Products	$104,769	$103,501	$1,268	1.2%
Support, maintenance and subscription services	70,729	63,218	7,511	11.9%
Professional services	27,183	26,787	396	1.5%
Total	202,681	193,506	9,175	4.7%
Cost of goods sold:
Products	80,090	80,825	(735)	(0.9)%
Support, maintenance and subscription services	25,507	23,148	2,359	10.2%
Professional services	21,445	15,525	5,920	38.1%
Total	127,042	119,498	7,544	6.3%
Gross profit	75,639	74,008	1,631	2.2%
Gross profit margin	37.3%	38.2%
Operating expenses:
Product development	27,531	28,241	(710)	(2.5)%
Sales and marketing	22,212	20,334	1,878	9.2%
General and administrative	37,121	31,116	6,005	19.3%
Depreciation of fixed assets	3,914	3,260	654	20.1%
Amortization of intangibles	5,122	4,878	244	5.0%
Asset impairments and related charges	959	236	723	nm
Restructuring and related charges	405	823	(418)	nm
Operating loss	$(21,625)	$(14,880)	$(6,745)	nm
Operating loss percentage	(10.7)%	(7.7)%

nm — not meaningful.

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,

	2011	2010
Net revenue
Products	51.7%	53.5%
Support maintenance and subscription services	34.9	32.7
Professional services	13.4	13.8
Total net revenue	100.0	100.0
Cost of goods sold:
Products	39.5	41.8
Support, maintenance and subscription services	12.6	12.0
Professional services	10.6	8.0
Total cost of goods sold	62.7	61.8
Gross profit	37.3	38.2
Operating expenses:
Product development	13.6	14.6
Sales and marketing	11.0	10.5
General and administrative	18.3	16.1
Depreciation of fixed assets	1.9	1.7
Amortization of intangibles	2.5	2.5
Asset impairments and related charges	0.5	0.1
Restructuring and related charges	0.2	0.4
Operating loss	(10.7)	(7.7)

The following table presents our revenue and operating results by business segment for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31,		(Decrease) increase

(Dollars in thousands)	2011	2010	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$35,306	$31,283	$4,023	12.9%
Support, maintenance and subcription services	45,053	39,021	6,032	15.5%
Professional services	13,650	12,851	799	6.2%
Total revenue from external customers	$94,009	$83,155	$10,854	13.1%
Gross profit	$54,669	$51,463	$3,206	6.2%
Gross profit margin	58.2%	61.9%
Operating income	$5,836	$7,800	$(1,964)	25.2%
Retail (RSG)
Revenue from external customers:
Products	$69,463	$72,218	$(2,755)	(3.8)%
Support, maintenance and subcription services	25,676	24,197	1,479	6.1%
Professional services	13,533	13,936	(403)	(2.9)%
Total revenue from external customers	$108,672	$110,351	$(1,679)	(1.5)%
Gross profit	$20,970	$23,326	$(2,356)	(10.1)%
Gross profit margin	19.3%	21.1%
Operating income	$3,164	$5,873	$(2,709)	46.1%
Total reportable business segments
Total revenue from external customers	$202,681	$193,506	$9,175	4.7%
Gross profit	$75,639	$74,789	$850	1.1%
Gross profit margin	37.3%	38.6%
Operating income	$9,000	$13,673	$(4,673)	34.2%
Corporate/Other
Gross profit	$—	$(781)	$781	(100.0)%
Operating loss	$(30,625)	$(28,553)	$(2,072)	(7.3)%
Total Company
Total revenue from external customers	$202,681	$193,506	$9,175	4.7%
Gross profit	$75,639	$74,008	$1,631	2.2%
Gross profit margin	37.3%	38.2%
Operating loss	$(21,625)	$(14,880)	$(6,745)	nm

nm — not meaningful

Net revenue.    Total revenue increased $9.2 million or 4.7% during fiscal 2011. Products revenue increased $1.3 million while support, maintenance and subscription services revenue increased $7.5 million and professional services revenue decreased $0.4 million.

HSG’s revenue increased $10.9 million or 13.1% in fiscal 2011 compared to fiscal 2010. HSG’s support, maintenance and subscription services revenue increased $6.0 million as a result of improved demand associated with our proprietary products, particularly in the food services market. Products revenue also increased approximately $4.0 million or 12.9% associated with increased volume in remarketed products, which also drove the professional services increase of $0.8 million or 6.2%.

RSG’s revenue decreased $1.7 million or 1.5% in fiscal 2011 compared to the prior year due to a decline in products revenue and professional services revenue of $2.8 million or 3.8% and $0.4 million or 2.9%, respectively, which were offset by an increase in support, maintenance and subscription services revenue of $1.5 million or 6.1%. The decrease in RSG’s products revenue is primarily due to a large customer order in fiscal 2010 that did not repeat in fiscal 2011 which also drove the lower professional services revenue. The increase in support, maintenance and subscription services revenue was driven by new hardware maintenance accounts, increased service parts sales, transition of software maintenance customers from warranty to support, and the addition of stores to existing accounts.

Gross profit and gross profit margin.    Our total gross profit increased $1.6 million or 2.2% and total gross profit margin decreased 90 basis points for fiscal 2011. Products gross profit increased $2.0 million and the gross profit margin increased 160 basis points. Support, maintenance and subscription services gross profit increased $5.2 million and the gross profit margin increased 50 basis points. Professional services revenue gross profit decreased $5.5 million and the gross profit margin decreased 2,090 basis points.

HSG’s gross profit increased $3.2 million or 6.2% and gross profit margin decreased 370 basis points to 58.2% in fiscal 2011 from 61.9% in fiscal 2010. Products gross profit margin decreased 370 basis points due to revenue mix being more heavily weighted to remarketed products. In addition, we were unfavorably impacted by the $0.7 million of amortization expense associated with Guest 360™ software, which was made available for sale in June 2010. Professional services gross profit margin also declined 1,530 basis points, driven by the remarketed product professional services which yielded lower margins. Support, maintenance and subscription services gross profit margin decreased 120 basis points as a result of additional labor dedicated to products enhancement.

RSG’s gross profit decreased $2.4 million or 10.1% and gross profit margin decreased 180 basis points to 19.3% in fiscal 2011 compared with 21.1% in fiscal 2010, primarily due to decline in professional services margin of 2,650 basis points as a result of warranty coverage on third party/proprietary software sold and ramp up costs associated with a major customer project. Support, maintenance and subscription services gross profit margin increased 90 basis points with the continued strategic initiatives focused on more profitable revenue streams. Products gross profit margin remained relatively flat in line with the mix of products revenue.

Operating expenses

Operating expenses, excluding the one-time charges for asset impairments and related charges and restructuring and related charges, increased $8.1 million, or 9.2% in fiscal 2011 compared with fiscal 2010. On a segment basis, HSG, RSG and Corporate increased $4.3 million, $0.4 million and $3.4 million, respectively.

Product development.    Product development decreased $0.7 million or 2.5% in fiscal 2011 compared with fiscal 2010. Product development expenses increased $1.6 million in HSG and decreased $2.3 million in RSG in fiscal 2011 compared to fiscal 2010. This increase in HSG is primarily driven by expensed maintenance costs totaling approximately $3.3 million related to HSG’s Guest 360™ software product. The decrease within RSG was due to a streamlining of internal resources as well as reductions in third party labor costs.

Sales and marketing.    Sales and marketing increased $1.9 million or 9.2% in fiscal 2011 compared with fiscal 2010. Sales and marketing expenses increased $1.0 million in HSG and $0.9 million in RSG in fiscal 2011 compared to fiscal 2010. The primary driver in both HSG and RSG are increased payroll-related costs for incentive compensation in fiscal 2011 compared with the prior year due to the higher sales volume in fiscal 2011, as well as, the mix of performance to plan in different reportable business segments and product groups.

General and administrative.    General and administrative increased $6.0 million or 19.3% in fiscal 2011 compared to fiscal 2010. On a segment basis expenses increased $2.1 million in HSG, $1.6 million in RSG and $2.3 million in Corporate. The increase in general and administrative expenses was primarily due to higher professional fees of $4.1 million across all segments and Corporate. Of this increase in professional fees in fiscal 2011, $2.8 million related to the post-implementation efforts of the Oracle ERP system, which was implemented in April 2010. In addition, fiscal 2010 professional fees include the application of $1.6 million of the total $3.9 million in proceeds received from the settlement of the litigation with the former CTS shareholders as reimbursement for reasonable attorney fees paid by Agilysys, which lowered expenses in fiscal 2010.

Depreciation of fixed assets.    Depreciation of fixed assets increased $0.6 million or 20.1% on a consolidated basis in fiscal 2011 compared to fiscal 2010 as a result of additional investment in fixed assets for normal business operations.

Amortization of intangibles.    Amortization of intangibles increased $0.2 million or 5.0% on a consolidated basis in fiscal 2011 compared to fiscal 2010 due to the additional amortization associated with the Oracle ERP System.

Asset impairments and related charges.    Asset impairments and related charges increased $0.7 million in fiscal 2011 compared to fiscal 2010. We recorded asset impairment charges of $1.0 million and $0.2 million in fiscal 2011 and fiscal 2010, respectively. During the second quarter of fiscal 2011, we concluded that certain software developed technology within HSG was no longer being sold. As a result, we recorded an impairment charge of $0.1 million, which impacted HSG. During the fourth quarter of fiscal 2011, we concluded that it was no longer using certain indefinite-lived intangible assets related to HSG trade names. Accordingly, we recorded an impairment charge of $0.9 million, which impacted HSG. During fiscal 2010, we recorded asset impairment charges of $0.2 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business.

Restructuring and related charges.    Restructuring charges decreased $0.4 million in fiscal 2011 compared to fiscal 2010. We recorded restructuring charges of $0.4 million and $0.8 million during fiscal 2011 and 2010, respectively. The restructuring charges recorded in fiscal 2011 consist of settlement costs of $0.4 million related to the payment of an obligation under our nonqualified executive retirement defined benefit pension plan for an executive officer (the “SERP”) who was part of the fiscal 2009 restructuring actions. The fiscal 2010 restructuring charges primarily consist of settlement costs related to the payment of obligations under the SERP to two executive officers who were part of the restructuring actions taken in fiscal 2009.

Other Expenses (Income)

	Year ended March 31,		Favorable (unfavorable)

(Dollars in thousands)	2011	2010	$	%
Other (income) expenses
Interest income	$(73)	$(29)	$44	151.7%
Interest expense	1,297	1,013	(284)	(28.0)%
Other (income) expenses, net	(2,294)	(687)	1,607	233.9%
Total other (income) expenses, net	$(1,070)	$297	$1,367	460.3%

Interest income.    The favorable change in interest income from fiscal 2010 to fiscal 2011 was due to investing our excess cash balances in interest-bearing accounts with banks in fiscal 2011. In fiscal 2009, we adopted a more conservative investment strategy and maintained this strategy throughout fiscal 2010 and 2011.

Interest expense.    Interest expense consists of costs associated with our credit facility, the amortization of deferred financing fees, loans on corporate-owned life insurance policies, and capital leases. Interest expense increased $0.3 million in fiscal 2011 compared to fiscal 2010. We executed the credit facility on May 5, 2009. Prior to that date, we did not have an active credit facility in place since January 20, 2009.

Other (income) expenses, net.    In fiscal 2011, the $2.3 million in other income primarily included a gain of $2.1 million recorded on the $2.2 million in proceeds received as a death benefit from certain corporate-owned life insurance policies. In fiscal 2010, the $0.7 million in other income primarily included $0.8 million in gains incurred related to corporate-owned life insurance policies, which are held to satisfy our obligations under the SERP and other employee benefit plans.

Income Taxes

The following table compares our income tax benefit and effective tax rates for the fiscal years ended March 31, 2011 and 2010:

	Year ended March 31,		Favorable (unfavorable)

(Dollars in thousands)	2011	2010	$	%
Income tax expense (benefit)	$2,420	$(7,547)	$(9,967)
Effective tax rate	(11.8)%	49.7%

We recorded an effective tax rate from continuing operations of (11.8)% in fiscal 2011 compared with an effective tax rate expense of 49.7% in fiscal 2010. For the year ended March 31, 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. In addition, an increase in the valuation allowance was recorded due to the correction of an error, as more fully described in Note 2 to the Consolidated Financial Statements title, Summary of Significant Accounting Policies. Other items effecting the rate include non-taxable life insurance proceeds, a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, and other U.S. permanent book to tax differences. For the year ended March 31, 2010, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include non-taxable life insurance proceeds and other U.S. permanent book to tax differences. The rate is also negatively impacted as a result of an inter-company loan settlement which resulted in a net zero impact when viewed with discontinued operations, but an unfavorable impact in continuing operations.

Discontinued Operations

On May 28, 2011, Agilysys entered into a definitive agreement to sell the TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, we entered into a transition services agreement with OnX, under which we provided certain transitional administrative and supportive services to OnX through January 31, 2012. On July 28, 2011, our shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG, along with the gain on sale, have been reported as a component of discontinued operations in our Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the TSG business are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs, $2.4 million for transaction fees, $1.3 million for third-party services in support of the transition and $1.2 million for a working capital adjustment resulting in net proceeds received by us of $55.8 million. Additional information regarding the discontinued operations is provided in Note 3 to the Consolidated Financial Statements titled, Discontinued Operations.

Restructuring and Related Charges

We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. In addition, we assess the property and equipment associated with the related facilities for impairment. The remaining useful lives of property and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. In addition, we also announced in the first quarter of fiscal 2012 that our former President and Chief Executive Officer was stepping down. These restructuring actions were mostly completed by March 31, 2012 and have impacted or will impact approximately 130 employees. We recorded $11.0 million in restructuring charges during fiscal 2012, primarily comprised of severance and related benefits, with $2.0 million, $0.6 million, and $8.4 million related to HSG, RSG and Corporate/Other, respectively. Included in the $8.4 million restructuring charge for Corporate/Other is a $2.1 million one-time lease termination fee for the Solon, Ohio facility. As of March 31, 2012, we had approximately $5.8 million accrued for fiscal 2012 restructuring activity. We expect to incur approximately $0.6 million in additional restructuring charges for severance and related benefits, and facilities related to these restructuring actions during the first half of fiscal 2013. In addition, we incurred accelerated depreciation of $4.4 million of property and equipment that was due to the relocation of our previous corporate services in Solon, Ohio to Alpharetta, Georgia, and closing our facilities in Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012. As a result of taking these restructuring actions, we expect to realize between $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the fiscal 2012 run rate. The remaining savings are expected to be primarily realized during fiscal 2013.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, we have incurred charges totaling $19.0 million related to restructuring actions taken in fiscal 2009 and previously disclosed, which includes $0.5 million, $0.4 million and $0.8 million in fiscal years 2012, 2011 and 2010, respectively, which related to Corporate/Other. As of March 31, 2012, we had approximately $0.5 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges between fiscal 2013 and fiscal 2014 for ongoing facility obligations.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2012. We believe that cash flow from operating activities, cash on hand of $97.6 million as of March 31, 2012 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements. Additional information regarding our financing arrangements is provided in Note 7 to Consolidated Financial Statements titled, Financing Arrangements.

As of March 31, 2012 and 2011, our total debt was approximately $1.0 million and $1.9 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2012, 100% of our cash and cash equivalents were deposited in bank accounts. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Revolving Credit Facility

We executed a Loan and Security Agreement dated May 5, 2009, the Credit Facility, with Bank of America, N.A., as agent for the lenders. Our obligations under the Credit Facility were secured by our assets (as defined in the Credit Facility). The Credit Facility provided $50 million of credit for borrowings and letters of credit and would mature May 5, 2012. The Credit Facility established a borrowing base for availability of loans predicated on the level of our accounts receivable meeting banking industry criteria. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, was repayable at maturity. Borrowings also were repayable at such other earlier times as may have been required under or permitted by the terms of the Credit Facility. LIBOR loans bear interest at LIBOR for the applicable interest period plus an applicable margin ranging from 3.0% to 3.5%. Base rate loans (as defined in the Credit Facility) bear interest at the Base Rate (as defined in the Credit Facility) plus an applicable margin ranging from 2.0% to 2.5%. Interest was payable on the first of each month in arrears. There were no premiums or penalties for prepayment of borrowings under the Credit Facility.

The Credit Facility contained normal mandatory repayment provisions, representations, and warranties and covenants for a secured credit facility of this type. The Credit Facility also contained customary events of default upon the occurrence of which, among other remedies, the Lenders may terminate their commitments and accelerate the maturity of indebtedness and other obligations under the Credit Facility.

The Credit Facility also contained a loan covenant that restricts total capital expenditures from exceeding $10.0 million in any fiscal year. During the third quarter of fiscal 2010, management determined that in the fourth quarter, we would exceed the $10.0 million covenant limit for fiscal 2010 due to capitalized labor related to the development of our proprietary property management system software, Guest 360™, as well as the acceleration of the time line related to the internal implementation of the Oracle ERP system. On January 20, 2010, we obtained a waiver from the Lender increasing the covenant restriction from $10.0 million to $15.0 million for fiscal 2010. The loan covenant restricting total capital expenditures reverted back to the $10.0 million limit for the fiscal 2011 and for the remaining fiscal years under the Credit Facility’s term.

On July 29, 2011, we terminated the Credit Facility in conjunction with the sale of TSG.

Cash Flow

	Year ended March 31,

(In thousands)	2012	2011	2010
Net cash provided by (used in) continuing operations:
Operating activities	$5,301	$(8,914)	$(1.979)
Investing activities	60,339	(4,796)	2,373
Financing activities	(15,413)	(608)	(9,631)
Effect of foreign currency fluctuations on cash	5	403	414
Cash flows provided by (used in) continuing operations	50,232	(13,915)	(8,823)
Net operating and investing cash flows (used in) provided by discontinued operations	(26,999)	22,734	37,907
Net increase in cash and cash equivalents	$23,233	$8,819	$29,084

Cash flow provided by (used in) operating activities from continuing operations.    The $5.3 million in cash provided by operating activities in fiscal 2012 was comprised of $34.2 million in losses from continuing operations, offset by $32.8 million in non-cash adjustments to the net loss from continuing operations, and a $6.7 million benefit from changes in operating assets and liabilities. Significant non-cash adjustments to the losses from continuing operations were $9.7 million in asset impairments and related charges, $10.5 million in depreciation and amortization expenses, $10.0 million in restructuring and related charges, net of payments and $2.9 million in share-based compensation expense. Significant changes in operating assets and liabilities primarily consisted of a $6.0 million increase in accounts payable, a $4.4 million increase in deferred revenue, a $4.8 million increase in inventories and a $1.5 million increase in income taxes payable. Included in the changes to operating assets and liabilities was the payment of $5.0 million for employee related benefit plans. The improvement driven by deferred revenue is the result of increased sales in ongoing maintenance, support and subscription revenue, mainly within the HSG operating segment. The benefit from taxes payable (receivable) was primarily the result of a $1.0 million income tax refund received during fiscal 2012.

The $8.9 million in cash used in operating activities in fiscal 2011 was comprised of $23.0 million in losses from continuing operations and $2.1 million of changes to operating assets and liabilities, partially offset by $16.2 million in non-cash adjustment to the loss from continuing operations. Significant non-cash adjustments to the loss from continuing operations were $11.2 million in depreciation and amortization, $4.4 million in deferred income taxes and $2.8 million in share-based compensation, partially offset by $2.1 million gain on redemption of corporate-owned life insurance policies. Significant changes in operating assets and liabilities consisted of a $20.5 million decrease in accounts payable and a $2.5 million decrease in accrued liabilities. This is offset by a $10.3 million decrease in accounts receivable, a $7.6 million increase in income taxes payable (receivable) and a $2.9 increase in deferred revenue. The movement in accounts receivable and in accounts payable is primarily is a result of settling intercompany balances between continuing operations and discontinued operations. The $7.6 million benefit in income taxes was primarily a result of income tax refunds received during fiscal 2011.

The $2.0 million in cash used in operating activities in fiscal 2010 was comprised of $7.6 million loss from continuing operations and $1.4 million in changes to operating assets and liabilities, and $4.2 million in non-cash adjustments to loss from continuing operations. Significant non-cash adjustments to loss from continuing operations were $9.9 million in depreciation and amortization expenses, $3.4 million in deferred tax expense and $1.9 million in share-based compensation expense, partially offset by $2.5 million in gains on the redemption of the investment in The Reserve Fund’s Primary Fund and $0.8 million in gains on corporate-owned life insurance policies. Significant changes in operating assets and liabilities primarily consisted of a $5.9 million decrease in accounts receivable and a $3.3 decrease in inventories, a $9.8 million increase in accounts payable and a $4.8 increase in deferred revenue, offset by a $17.3 million decrease in accrued liabilities and a decrease $9.0 million change in income taxes payable (receivable). The decrease in accounts receivable was driven by a significant improvement in days’ sales outstanding from 80 days at March 31, 2009 to 66 days at March 31, 2010. The increase in accounts payable reflected the termination and payment of our inventory financing agreement that was previously used to finance inventory purchases in May 2009 and that was recorded as a financing activity. The reduction in accrued liabilities was mainly a result of payments made in fiscal 2010 against amounts accrued with respect to restructuring actions taken in fiscal 2009, including $12.0 million in cash paid to settle employee benefit plan obligations.

Cash flow provided by (used in) investing activities from continuing operations.    In fiscal 2012, the $60.3 million in cash provided by investing activities was primarily comprised of $55.8 million in net proceeds received from the sale of TSG and $9.2 million in proceeds from our investment in marketable securities, which were used to settle employee benefit obligations, partially offset by $4.9 million used for the purchase of software, property and equipment. The $4.9 million in capital expenditures was primarily capitalized product development expense and the build out of corporate facilities space in Alpharetta, Georgia.

In fiscal 2011, the $4.8 million in cash used in investing activities was primarily comprised of $16.0 million in proceeds received from the redemption of certain corporate-owned life insurance policies, which were offset by $1.1 million of additional investments in corporate-owned life insurance policies, $13.7 million of additional investments in marketable securities, and $6.1 million for the purchase of software, property and equipment. The proceeds from the redemption of certain corporate-owned life insurance policies was used to settle employee benefit plan obligations during fiscal 2011 and the remainder was invested in marketable securities. The $6.1 million in capital expenditures in fiscal 2011 primarily consisted of amounts capitalized with respect to our development of enhancements related to the property management software, Guest360™ and additional costs related to the implementation of the Oracle ERP software.

The $2.4 million in cash provided by investing activities in fiscal 2010 represented $4.8 million in proceeds received as a distribution of our investment in The Reserve Fund’s Primary Fund and $12.5 million in proceeds from borrowings against corporate-owned life insurance policies, partially offset by $1.7 million in additional investments in corporate-owned life insurance policies and $13.2 million for the purchase of software, property and equipment. We used the proceeds from amounts borrowed against corporate-owned life insurance policies to settle employee benefit plan obligations during fiscal 2010. The $13.3 million in capital expenditures in fiscal 2010 primarily consisted of amounts capitalized with respect to our development of the property management software, Guest360™, and implementation of the Oracle ERP software.

Cash flow used in financing activities from continuing operations.    The $15.4 million used in financing activities was comprised of $13.2 million for repurchases of our common shares, $1.4 million for the repurchases of our common shares to satisfy employee tax withholding on the vesting or exercise of stock compensation awards and $1.0 million for payments on capital lease obligations.

The $0.6 million in cash used in financing activities in fiscal 2011 represented $0.4 million in principal payments on capital lease obligations and $0.2 million related to shares withheld for income taxes on the vesting or exercise of stock compensation awards.

The $9.6 million in cash used for financing activities in fiscal 2010 were primarily comprised of $6.6 million in payments on our previous inventory financing agreement, $1.6 million paid for debt financing costs related to our current Credit Facility, and $1.4 million in dividends paid.

Investments

The Reserve Fund’s Primary Fund

At September 30, 2008, Agilysys had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues associated with the bankruptcy of Lehman Brothers, Inc., the Primary Fund temporarily ceased honoring redemption requests, but the Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. To date we have received $35.8 million of the investment, recorded $3.0 million in impairment of the investment and $2.6 million in gains related to the investment for funds received after the impairment charge. In fiscal 2010, the remaining uncollected balance totaling $0.4 million was classified within Other (income) expense, net in the Consolidated Statements of Operations.

Investments in Corporate-Owned Life Insurance Policies and Marketable Securities

Agilysys invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of certain employee benefit plans. Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Consolidated Balance Sheets. Our investment in corporate-owned life insurance policies was recorded at their cash surrender value, which approximates fair value, at the balance sheet date. In additions, certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we split a portion of the policy benefits with the former executive’s designated beneficiary.

Agilysys’ investment in marketable equity securities are held within the Rabbi Trust and classified as available for sale. However, these investments are restricted by the terms of the Rabbi Trust agreement and may only be used to satisfy the benefit obligations of our nonqualified benefit plans or to satisfy the obligations of our general creditors under an insolvency. Additional information regarding the investments in corporate-owned life insurance policies and marketable securities is provided in Note 11, Employee Benefit Plans, in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table provides aggregate information regarding our contractual obligations as of March 31, 2012.

(In thousands)	Total	2013	2014- 2015	2016- 2017	Thereafter
Operating leases (1)	$11,821	$3,265	$4,354	$2,200	$2,002
Restructuring liabilities	6,299	5,447	852	—	—
SERP liability (2)	3,323	3,323	—	—	—
Capital leases	1,073	709	364	—	—
Asset retirement obligation	680	180	—	500	—
Total contractual obligations	$23,196	$12,924	$5,570	$2,700	$2,002

(1)

Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 12 to Consolidated Financial Statements titled, Commitments and Contingencies.

(2)	The SERP liability is fully funded by a Rabbi Trust. Additional information regarding SERP is contained in Note 11 to Consolidated Financial Statements titled, Employee Benefit Plans.

At March 31, 2012, we had a $2.0 million liability reserve for unrecognized income tax positions which is not reflected in the table above. The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities and Deferred income taxes — non-current. Additional information regarding unrecognized tax positions is contained in Note 10 to Consolidated Financial Statements titled, Income Taxes.

We believe that cash on hand, funds from continuing operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service our obligations and other commitments arising during the foreseeable future.

Critical Accounting Policies, Estimates & Assumptions

MD&A is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our most significant accounting policies relate to the sale, purchase, and promotion of our products and services. The policies discussed below are considered by management to be critical to an understanding of our Consolidated Financial Statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. No significant adjustments to our accounting policies were made in fiscal 2012. Specific risks for these critical accounting policies are described in the following paragraphs.

For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Revenue recognition.    We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

We frequently enter into multiple-element arrangements with customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control.

For arrangements entered into or materially modified after April 1, 2011, consideration is allocated to each unit of accounting based on the unit’s relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. VSOE is established for our software maintenance services and we use TPE or BESP to establish selling prices for our non-software related services. BESP is primarily used for elements that are not consistently priced within a narrow range or TPE is not available. We determine BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management’s historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period. For arrangements entered into prior to April 1, 2011, we have not applied BESP. In such arrangements, if we have the requisite evidence of selling price for the undelivered elements but not for the delivered elements, we apply the residual method to allocate arrangement consideration.

In situations where our solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, we use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Revenue recognition for complex contractual arrangements, especially those with multiple elements, requires a significant level of judgment and is based upon a review of specific contracts, past experience, the selling price of undelivered elements when sold separately, creditworthiness of customers, international laws and other factors. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer’s final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involves shipment directly from its suppliers to the end-user customers. In these transactions, we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and bears credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

We offer proprietary software as well as remarketed software for sale to our customers. We offer our customers the right to license the software under a variety of models. Our customers can license our software under a perpetual model or a subscription model. For subscription arrangements, we allow customers the right to use software, receive unspecified products as well as unspecified upgrades and enhancements and entitle the customer to receive hosting services for a specified term. The subscription revenue is generally recognized ratably over the term of the arrangement, typically three to five years. Revenue from subscription service arrangements is included in Support, maintenance and subscription services in the Consolidated Statements of Operations. A majority of our software sales do not require significant production, modification, or customization at the time of shipment (physically or electronically) to the customer. Substantially all of our software license arrangements do not include acceptance provisions. As such, revenue from both proprietary and remarketed software sales is typically recognized when the software has been shipped. For software delivered electronically, delivery is considered to have occurred when the customer either takes possession of the software via downloading or has been provided with the requisite codes that allow for immediate access to the software based on the U.S. Eastern time zone time stamp.

We also offer proprietary and third-party services to our customers. Proprietary services generally include: consulting, installation, integration and training. Many of our software arrangements include consulting services sold separately under consulting engagement contracts. When the arrangements qualify as service transactions, consulting revenue from these arrangements are accounted for separately from the software revenue. The significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the software), degree of risk, availability of services from other vendors, timing of payments, and the impact of milestones or other customer acceptance criteria on revenue realization. If there is significant uncertainty about the project completion or receipt of payment for consulting services, the revenue is deferred until the uncertainty is resolved.

For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, we estimate proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenue is recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of collections on uncompleted contracts in excess of related revenue is shown as a current liability.

If an arrangement does not qualify for separate accounting of the software and consulting services, then the software revenue is recognized together with the consulting services using the percentage-of-completion or completed contract method of accounting. Contract accounting is applied to arrangements that include: milestones or customer-specific acceptance criteria that may affect the collection of revenue, significant modification or customization of the software, or provisions that tie the payment for the software to the performance of consulting services.

We also offer proprietary and third-party support to our customers. Support generally includes: support and maintenance of software and hardware products and subscription services. Revenue relating to proprietary support services is recognized evenly over the coverage period of the underlying agreement within support, maintenance and subscription revenue. In instances where we offer third-party support contracts to our customer, the supplier is the primary obligor in the transaction although we bear credit risk in the event of nonpayment by the customer. Since we are acting as an agent or broker with respect to such sales transactions, we report revenue at the time of the sale, only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk, as well as historical trends of the entire customer pool. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk we perform periodic credit evaluations of our customers.

Inventories.    Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. Our inventory is monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. We provide a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.

Income Taxes.    Income tax expense includes U.S. and foreign income taxes and is based on reported income before income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

We recorded a valuation allowance of $78.7 million as of March 31, 2012 and $33.8 million as of March 31, 2011, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. Our income taxes are described further in Note 10 to Consolidated Financial Statements titled, Income Taxes.

Goodwill and Long-Lived Assets.    Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. We conduct our annual goodwill impairment test on February 1st of each fiscal year. The fair values of the reporting units are estimated using a combination of an income approach and a market approach, weighted 80% and 20%, respectively.

The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. This approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimate of projected economic and market conditions over the related period including growth rates, estimate of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements based on management projections.

The market approach is based on direct transactional evidence, or where such transactional evidence does not exist, the observed earnings and revenue trading multiples, or “equity value,” or “enterprise value” of comparable “peer group” companies is used. The reporting units are assessed based on qualitative and quantitative comparisons against the peer group, including size, expected growth, profitability, and product diversification. This approach provides that if the respective reporting unit is comparable to the peer group, then a similar multiple of equity value is a reasonable indication of the value of the reporting unit.

We believe this methodology provides reasonable estimates of a reporting unit’s fair value and that this estimate is consistent with how a market participant would view the reporting unit’s fair value. Fair value computed by this methodology is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. We weigh the income approach more heavily than the market approach in its analysis because management believes that there is not a strong comparability with the peer group companies, and therefore, the income approach provides a better measure of fair value. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of its reporting units. Our goodwill and long-lived assets are described further in Note 6 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.

Restructuring Charges.    We recognize restructuring charges when a plan that materially changes the scope of our business, or the manner in which that business is conducted, is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. Our restructuring reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term.

Share-Based Compensation.    We have a stock incentive plan under which we may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, time-vested restricted shares, restricted share units, performance-vested restricted shares, and performance shares. Shares issued pursuant to awards under this plan may be made out of treasury or authorized but unissued shares.

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 14 to the accompanying Consolidated Financial Statements titled, Share-Based Compensation.

Adopted and Recently Issued Accounting Pronouncements.    In May 2011, the FASB issued authoritative guidance to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments also require additional disclosures concerning the valuation processes used, sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. We adopted the provisions of this guidance on March 31, 2012, as required. The adoption of this guidance did not have any impact on our financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements (e.g., hardware with services), which was effective for us on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) best estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. We adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which was effective for us on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. We adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows, or related disclosures.

In December 2011, the FASB, issued authoritative guidance which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for reporting periods beginning on or after January 1, 2013, and is not expected to have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In September 2011, the FASB issued authoritative guidance which modifies the process of testing goodwill for impairment. The update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of goodwill is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for fiscal years beginning on or after December 15, 2011, and is not expected to have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued authoritative guidance which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued amendments to the guidance to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011. We do not expect this guidance to have a significant impact on our consolidated financial position results of operations, cash flows or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2012, 2011 and 2010, revenue from international operations was 5%, 6% and 5%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2012, 2011, or 2010 fiscal years. At March 31, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe that inflation has had a nominal effect on our results of operations in fiscal years 2012, 2011, and 2010 and do not expect inflation to be a significant factor in fiscal 2013.

Until July 2011, we maintained a $50.0 million Loan and Security Agreement with Bank of America, N.A., as lender, dated May 5, 2009 (“Credit Facility”). We terminated the Credit Facility in July 2011 in conjunction with the sale of TSG. As a result of the proceeds that we received from the sale of TSG, we determined that we no longer required the liquidity provided by the Credit Facility. As a result of the termination of the Credit Facility, we expensed approximately $0.4 million in unamortized deferred financing fees that related to the Credit Facility during the second quarter of fiscal 2012.

Item 8. Financial	Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Agilysys, Inc. and Subsidiaries:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders’ equity listed in the accompanying index present fairly, in all material respects, the financial position of Agilysys, Inc. and its subsidiaries at March 31, 2012, and the results of their operations and their cash flows for the year ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ended March 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

June 12, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Agilysys, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Agilysys, Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2011. Our audits also included the accompanying financial statement schedule listed in the index at Item 15(a)(2) as of March 31, 2011 and 2010. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agilysys, Inc. and subsidiaries at March 31, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of March 31, 2011 and 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

June 14, 2011,

Except for the effects of reclassifications and discontinued operations described in Notes 2 and 3, as to which the date is

June 12, 2012

Agilysys, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of March 31,

(In thousands, except share and per share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$97,587	$74,354
Accounts receivable, net of allowance of $632 and $661, respectively	32,531	31,926
Inventories, net of allowance of $1,066 and $1,851, respectively	15,710	10,921
Prepaid expenses	2,975	2,829
Other current assets	5,492	7,747
Assets of discontinued operations — current	—	102,015
Total current assets	154,295	229,792
Property and equipment, net	16,504	24,855
Goodwill	15,198	15,211
Intangible assets, net of amortization of $21,560 and $20,068, respectively	14,135	22,535
Other non-current assets	4,007	11,709
Assets of discontinued operations — non-current	—	8,296
Total assets	$204,139	$312,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,938	$17,852
Deferred revenue	28,441	23,995
Accrued liabilities	23,983	14,936
Capital lease obligations — current	647	999
Liabilities of discontinued operations — current	—	89,005
Total current liabilities	78,009	146,787
Deferred income taxes — non-current, net	5,135	3,894
Capital lease obligations — non-current	347	907
Other non-current liabilities	6,210	11,972
Liabilities of discontinued operations — non-current	—	734
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 21,875,850 and 23,022,398 shares outstanding at March 31, 2012 and 2011, respectively	9,482	9,482
Treasury shares (9,730,981 and 8,584,433 at March 31, 2012 and 2011, respectively)	(2,919)	(2,575)
Capital in excess of stated value	(16,032)	(5,421)
Retained earnings	123,876	146,659
Accumulated other comprehensive income (loss)	31	(41)
Total shareholders’ equity	114,438	148,104
Total liabilities and shareholders’ equity	$204,139	$312,398

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,

(In thousands, except per share data)	2012	2011	2010
Net revenue:
Products	$105,141	$104,769	$103,501
Support, maintenance and subscription services	73,171	70,729	63,218
Professional services	30,577	27,183	26,787
Total net revenue	208,889	202,681	193,506
Cost of goods sold:
Products, inclusive of developed technology amortization	83,550	80,090	80,825
Support, maintenance and subscription services	25,706	25,507	23,148
Professional services	19,797	21,445	15,525
Total cost of goods sold	129,053	127,042	119,498
Gross profit	79,836	75,639	74,008
Operating expenses:
Product development	30,309	27,531	28,241
Sales and marketing	24,006	22,212	20,334
General and administrative	32,889	37,121	31,116
Depreciation of fixed assets	4,602	3,914	3,260
Amortization of intangibles	3,686	5,122	4,878
Asset impairments and related charges	9,681	959	236
Restructuring and related charges	15,853	405	823
Operating loss	(41,190)	(21,625)	(14,880)
Other (income) expenses:
Interest income	(103)	(73)	(29)
Interest expense	978	1,297	1,013
Other expenses (income), net	181	(2,294)	(687)
Loss before income taxes	(42,246)	(20,555)	(15,177)
Income tax (benefit) expense	(8,007)	2,420	(7,547)
Loss from continuing operations	(34,239)	(22,975)	(7,630)
Income (loss) from discontinued operations, net of taxes	11,456	(32,500)	11,177
Net (loss) income	$(22,783)	$(55,475)	$3,547
(Loss) earnings per share — basic and diluted:
Loss from continuing operations	$(1.53)	$(1.01)	$(0.34)
Income (loss) from discontinued operations	0.51	(1.43)	0.49
Net (loss) income	$(1.02)	$(2.44)	$0.15
Weighted average shares outstanding:
Basic and diluted	22,432	22,785	22,627

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,

(In thousands)	2012	2011	2010
Operating activities
Net (loss) income	$(22,783)	$(55,475)	$3,547
Income (loss) from discontinued operations	11,456	(32,500)	11,177
Loss from continuing operations	(34,239)	(22,975)	(7,630)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities and related charges:
Restructuring and related charges	15,853	405	823
Payments and settlements for restructuring charges	(5,896)	(1,610)	(8,812)
Asset impairments and related charges	9,681	959	236
Depreciation	4,602	3,914	3,260
Amortization	5,910	7,343	6,619
Share based compensation	2,896	2,812	1,947
Loss on sale of securities	148	—	91
Deferred income taxes	62	4,449	3,383
Change in cash surrender value of corporate-owned life insurance policies	(371)	179	(802)
Gain on redemption of investment in The Reserve Fund’s Primary Fund	—	(147)	(2,505)
Gain on redemption of corporate-owned life insurance policies	(46)	(2,065)	—
Excess tax benefit from exercise of stock options	—	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	(621)	10,256	5,925
Inventories	(4,789)	(859)	3,261
Accounts payable	5,994	(20,477)	9,788
Deferred revenue	4,418	2,865	4,796
Accrued liabilities	(24)	(2,499)	(17,255)
Income taxes payable (receivable)	1,464	7,562	(9,021)
Other changes, net	259	974	3,926
Net cash provided by (used in) operating activities from continuing operations	5,301	(8,914)	(1,979)
Net cash (used in) provided by operating activities from discontinued operations	(26,999)	23,697	105,903
Net cash (used in) provided by operating activities	(21,698)	14,783	103,924
Investing activities
Proceeds from the sale of TSG	55,840	—	—
Proceeds from sale of marketable securities	9,237	14	61
Proceeds from redemption of/borrowings against corporate-owned life insurance policies	347	15,980	12,500
Capital expenditures	(4,920)	(6,077)	(13,203)
Additional investments in marketable securities	(53)	(13,731)	(45)
Additional investments in corporate-owned life insurance policies	(112)	(1,129)	(1,712)
Proceeds from The Reserve Fund’s Primary Fund	—	147	4,772
Net cash provided by (used in) investing activities from continuing operations	60,339	(4,796)	2,373
Net cash used in investing activities from discontinued operations	—	(914)	(103)
Net cash provided by (used in) investing activities	60,339	(5,710)	2,270
Financing activities
Purchase of treasury stock	(13,173)	—	—
Exercise of employee stock options	210	—	89
Repurchase of common shares to satisfy employee tax withholding	(1,449)	(238)	—
Principal payment under long-term obligations	(1,001)	(370)	(216)
Floor plan financing agreement, net	—	—	(6,575)
Proceeds from borrowings under credit facility	—	15,235	5,077
Principal payments under credit facility	—	(15,235)	(5,077)
Debt financing costs	—	—	(1,578)
Excess tax benefit from exercise of stock options	—	—	9
Dividends paid	—	—	(1,360)
Net cash used in financing activities from continuing operations	(15,413)	(608)	(9,631)
Net cash used in financing activities from discontinued operations	—	(49)	(67,893)
Net cash used in financing activities	(15,413)	(657)	(77,524)
Effect of exchange rate changes on cash	5	403	414
Cash flows provided by (used in) continuing operations	50,232	(13,915)	(8,823)
Cash flows (used in) provided by discontinued operations	(26,999)	22,734	37,907
Net increase cash and cash equivalents	23,233	8,819	29,084
Cash and cash equivalents at beginning of year	74,354	65,535	36,451
Cash and cash equivalents at end of year	$97,587	$74,354	$65,535

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Shares				Capital in excess of stated value	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Issued		In Treasury
(In thousands, except per share data)	Shares	Stated value	Shares	Stated value
Balance at March 31, 2009	31,524	$9,457	(8,897)	$(2,669)	$(11,128)	$199,947	$(2,890)	$192,717
Cash dividends ($0.06 per share)	—	—	—	—	—	(1,360)	—	(1,360)
Non-cash share based compensation expense	—	—	—	—	1,588	—	—	1,588
Restricted shares issued	70	21	197	59	758	—	—	838
Shares issued upon exercise of stock options	13	4	25	8	77	—	—	89
Tax deficit related to exercise of stock options	—	—	—	—	(65)	—	—	(65)
Comprehensive income:
Net income	—	—	—	—	—	3,547	—	3,547
Unrealized translation adjustment	—	—	—	—	—	—	1,320	1,320
Unrealized loss on securities	—	—	—	—	—	—	91	91
Net actuarial gains and prior service cost on curtailment of defined benefit pension plans, net of $104 in taxes	—	—	—	—	—	—	159	159
Total comprehensive income								5,117
Balance at March 31, 2010	31,607	$9,482	(8,675)	$(2,602)	$(8,770)	$202,134	$(1,320)	$198,924
Non-cash share based compensation expense	—	—	—	—	2,553	—	—	2,553
Restricted shares issued	—	—	110	33	1,028	—	—	1,061
Shares issued upon exercise of stock options and SSARs	—	—	23	6	(6)	—	—	—
Shares withheld for taxes upon exercise of stock options and SSARs or vesting of restricted shares	—	—	(42)	(12)	(226)	—	—	(238)
Comprehensive loss:
Net loss	—	—	—	—	—	(55,475)	—	(55,475)
Unrealized translation adjustment	—	—	—	—	—	—	565	565
Net actuarial gains and prior service cost on defined benefit pension plans, net of $467 in taxes	—	—	—	—	—	—	714	714
Total comprehensive loss								(54,196)
Balance at March 31, 2011	31,607	$9,482	(8,584)	$(2,575)	$(5,421)	$146,659	$(41)	$148,104
Purchase of treasury shares	—	—	(1,600)	(481)	(12,692)			(13,173)
Non-cash share based compensation expense	—	—	—	—	2,368	—	—	2,368
Restricted shares issued	—	—	130	39	1,050	—	—	1,089
Shares issued upon exercise of stock options and SSARs	—	—	595	179	31	—	—	210
Shares withheld for taxes upon exercise of stock options and SSARs or vesting of restricted shares	—	—	(272)	(81)	(1,368)	—	—	(1,449)
Comprehensive loss:
Net loss	—	—	—	—	—	(22,783)	—	(22,783)
Unrealized translation adjustment	—	—	—	—	—	—	76	76
Unrealized loss on securities	—	—	—	—	—	—	(4)	(4)
Total comprehensive loss								(22,711)
Balance at March 31, 2012	31,607	$9,482	(9,731)	$(2,919)	$(16,032)	$123,876	$31	$114,438

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1.

NATURE OF OPERATIONS

We are a leading provider of innovative technology solutions for the hospitality and retail markets including property and lodging management, inventory and procurement, point-of-sale (POS), document management, mobile, wireless and other types of guest-engagement software. We also provide support, maintenance, resold hardware products and software hosting services. Our customers include retailers, casinos, resorts, cruise and other hospitality and retail customers, and a significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.

Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202; and our corporate services are located at 1000 Windward Concourse, Alpharetta, Georgia, 30005. We operate extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has two operating segments: Hospitality Solutions Group (HSG) and Retail Solutions Group (RSG).

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2012 refers to the fiscal year ended March 31, 2012.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation.    The consolidated financial statements include the accounts of Agilysys, Inc. and subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated. Unless otherwise indicated, amounts in Notes to Consolidated Financial Statements refer to continuing operations.

Use of estimates.    Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Cash and cash equivalents.    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Such investments are readily convertible to cash with no penalty.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as historic trends of the entire customer pool. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk we perform periodic credit evaluations of our customers.

Inventories.    Our inventories are comprised of finished goods. Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average method. Our inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or market, if necessary, are based upon contractual provisions such as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. We provide a reserve for obsolescence, which is calculated based on several factors, including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.

Goodwill.    Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. We conduct our annual goodwill impairment test on February 1st of each fiscal year. The fair values of the reporting units were estimated using a combination of an income approach and a market approach, weighted 80% and 20%, respectively.

The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. This approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimate of projected economic and market conditions over the related period including growth rates, estimate of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements based on management projections.

The market approach is based on direct transactional evidence, or where such transactional evidence does not exist, the observed earnings and revenue trading multiples, or “equity value,” or “enterprise value” of comparable “peer group” companies is used. The reporting units are assessed based on qualitative and quantitative comparisons against the peer group, including size, expected growth, profitability, and product diversification. This approach provides that if the respective reporting unit is comparable to the peer group, then a similar multiple of equity value is a reasonable indication of the value of the reporting unit.

We believe this methodology provides reasonable estimates of a reporting unit’s fair value and that this estimate is consistent with how a market participant would view the reporting unit’s fair value. Fair value computed by this methodology is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. We weigh the income approach more heavily than the market approach in its analysis because management believes that there is not a strong comparability with the peer group companies, and therefore, the income approach provides a better measure of fair value. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of its reporting units. Additional information regarding our goodwill and impairment analyses is provided in Note 6, Goodwill and Intangible Assets, and Note 15, Fair Value Measurements.

Intangible assets.    Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships and supplier relationships are being amortized using an accelerated or straight-line method, which reflects the period the asset is expected to contribute to the future cash flows. Our finite-lived intangible assets are being amortized over periods between two and eight years. We have an indefinite-lived intangible asset relating to purchased trade names. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value.

Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and eight years. Additional information regarding our intangible assets and impairment analyses is provided in Note 6, Goodwill and Intangible Assets, and Note 15, Fair Value Measurements.

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

We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. During fiscal 2010, we recorded asset impairment charges of $0.2 million, primarily related to capitalized software property and equipment that management determined was no longer being used to operate the business. As of March 31, 2012 and 2011, we concluded that there were no additional impairments or triggering events.

Foreign currency translation.    The financial statements of our foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are reflected as a component of “Accumulated other comprehensive loss” within shareholders’ equity in the Consolidated Balance Sheets. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected within “Other (income) expenses, net” in the Consolidated Statements of Operations. Foreign currency gains and losses from changes in exchange rates have not been material to our consolidated operating results.

Revenue recognition.    We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

We frequently enter into multiple-element arrangements with customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control.

For arrangements entered into or materially modified after April 1, 2011, consideration is allocated to each unit of accounting based on the unit’s relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. VSOE is established for our software maintenance services and we use TPE or BESP to establish selling prices for our non-software related services. BESP is primarily used for elements that are not consistently priced within a narrow range or TPE is not available. We determine BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management’s historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period. For arrangements entered into prior to April 1, 2011, we have not applied BESP. In such arrangements, if we have the requisite evidence of selling price for the undelivered elements but not for the delivered elements, we apply the residual method to allocate arrangement consideration.

In situations where our solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, we use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Revenue recognition for complex contractual arrangements, especially those with multiple elements, requires a significant level of judgment and is based upon a review of specific contracts, past experience, the selling price of undelivered elements when sold separately, creditworthiness of customers, international laws and other factors. Changes in judgments about these factors could impact the timing and amount of revenue recognized between periods.

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer’s final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involves shipment directly from its suppliers to the end-user customers. In these transactions, we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and bears credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

We offer proprietary software as well as remarketed software for sale to our customers. We offer our customers the right to license the software under a variety of models. Our customers can license our software under a perpetual model for an upfront fee or a subscription model. For subscription arrangements, we allow customers the right to use software, receive unspecified products as well as unspecified upgrades and enhancements and entitle the customer to receive hosting services for a specified term. The subscription revenue is generally recognized ratably over the term of the arrangement, typically three to five years. Revenue from subscription service arrangements is included in Support, maintenance and subscription services in the Consolidated Statements of Operations. A majority of our software sales do not require significant production, modification, or customization at the time of shipment (physically or electronically) to the customer. Substantially all of our software license arrangements do not include acceptance provisions. As such, revenue from both proprietary and remarketed software sales is typically recognized when the software has been shipped. For software delivered electronically, delivery is considered to have occurred when the customer either takes possession of the software via downloading or has been provided with the requisite codes that allow for immediate access to the software based on the U.S. Eastern time zone time stamp.

We also offer proprietary and third-party services to our customers. Proprietary services generally include: consulting, installation, integration and training. Many of our software arrangements include consulting services sold separately under consulting engagement contracts. When the arrangements qualify as service transactions, consulting revenue from these arrangements are accounted for separately from the software revenue. The significant factors considered in determining whether the revenue should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the software), degree of risk, availability of services from other vendors, timing of payments, and the impact of milestones or other customer acceptance criteria on revenue realization. If there is significant uncertainty about the project completion or receipt of payment for consulting services, the revenue is deferred until the uncertainty is resolved.

For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, we estimate proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenue is recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of collections on uncompleted contracts in excess of related revenue is shown as a current liability.

If an arrangement does not qualify for separate accounting of the software and consulting services, then the software revenue is recognized together with the consulting services using the percentage-of-completion or completed contract method of accounting. Contract accounting is applied to arrangements that include: milestones or customer-specific acceptance criteria that may affect the collection of revenue, significant modification or customization of the software, or provisions that tie the payment for the software to the performance of consulting services.

We also offer proprietary and third-party support to our customers. Support generally includes: support and maintenance of software and hardware products and subscription services. Revenue relating to proprietary support services is recognized evenly over the coverage period of the underlying agreement within support, maintenance and subscription revenue. In instances where we offer third-party support contracts to our customer, the supplier is the primary obligor in the transaction although we bear credit risk in the event of nonpayment by the customer. Since we are acting as an agent or broker with respect to such sales transactions, we report revenue at the time of the sale, only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.

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

Fair value measurements.    We measure the fair value of financial assets and liabilities on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. Additional information regarding fair value measurements is provided in Note 15, Fair Value Measurements.

Investments in corporate-owned life insurance policies and marketable securities.    Agilysys invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of our employee benefit plans, including a benefit equalization plan (“BEP”) and supplemental executive retirement plan (“SERP”). Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Consolidated Balance Sheets. Our investment in corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value, at the balance sheet date.

Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a non-cancelable separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive’s designated beneficiary.

Our investment in marketable equity securities are held within the Rabbi Trust and classified as available for sale. However, these investments are restricted by the terms of the Rabbi Trust agreement and may only be used to satisfy the benefit obligations of our nonqualified benefit plans or to satisfy the obligations of our general creditors under an insolvency.

Additional information regarding the investments in corporate-owned life insurance policies and marketable securities is provided in Note 11, Employee Benefit Plans.

Income Taxes.    Income tax expense includes U.S. and foreign income taxes and is based on reported income before income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. Our income taxes are described further in Note 10, Income Taxes.

Recently adopted and new accounting standards.    In May 2011, the FASB issued authoritative guidance to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments also require additional disclosures concerning the valuation processes used, sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. We adopted the provisions of this guidance on March 31, 2012, as required. The adoption of this guidance did not have any impact on our financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverable elements (e.g., hardware with services), which was effective for us on April 1, 2011 for new revenue arrangements or material modifications to existing arrangements. The guidance amends the criteria for separating consideration in arrangements with multiple deliverable elements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: 1) vendor-specific objective evidence; 2) third-party evidence; or 3) best estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands the required disclosures related to revenue arrangements with multiple deliverable elements. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date, or through retrospective application to all revenue arrangements for all periods presented. We adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows, or related disclosures.

In October 2009, the FASB issued authoritative guidance on revenue arrangements that include software elements, which was effective for us on April 1, 2011. The guidance changes revenue recognition for tangible products containing software elements and non-software elements as follows: 1) the tangible product element is always excluded from the software revenue recognition guidance even when sold together with the software element; 2) the software element of the tangible product element is also excluded from the software revenue guidance when the software and non-software elements function together to deliver the product’s essential functionality; and 3) undelivered elements in a revenue arrangement related to the non-software element are also excluded from the software revenue recognition guidance. Entities must select the same transition method and same period for the adoption of both this guidance and the guidance on revenue arrangements with multiple deliverable elements. We adopted the provisions of this guidance on April 1, 2011, as required. The adoption of this guidance did not have a material impact on our financial position, results of operations, cash flows, or related disclosures.

In December 2011, FASB, issued authoritative guidance which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for reporting periods beginning on or after January 1, 2013, and is not expected to have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In September 2011, the FASB issued authoritative guidance which modifies the process of testing goodwill for impairment. The update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of goodwill is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for fiscal years beginning on or after December 15, 2011, and is not expected to have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued authoritative guidance which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued amendments to the guidance to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011. We do not expect this guidance to have a significant impact on our consolidated financial position results of operations, cash flows or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, and related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Reclassifications.    As a result of our reorganization in fiscal 2012, revenue and cost of goods sold are being reported in three categories: Products, Support, maintenance and subscription services and Professional services. In addition, operating expenses are differentiated in the following subcategories: Product development, Sales and marketing and General and administrative. The fiscal 2011 and 2010 financial statement presentation of revenue and costs of sales were reclassified (no impact on total gross margin) in order to conform to our current period reporting presentation as well as operating expenses (no impact on total operating expenses). Certain fiscal 2010 amounts related to corporate-owned life insurance policies were reclassified to conform to current period reporting presentation (no impact on income from continuing operations or cash flows (used for) provided by operations).

Correction of Error.    In the third quarter of fiscal 2012, we identified errors in the manner in which we recognized revenue for certain software license and professional service arrangements in prior periods. We re-assessed our accounting for contracts relating to such arrangements. Upon completion of such evaluation, it was determined that the previous accounting treatment did not take into account all the necessary revenue recognition criteria related to pricing concessions, implied postcontract support, professional services that were essential to the functionality of the software, application of contract accounting and specified enhancements, and certain billing errors. As a result, we determined that certain previously recognized revenue should instead have been deferred and recognized in future periods when the applicable criteria related to the above considerations have been met.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the fiscal 2012 results. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we elected to present revised financial information as of and for the interim periods ended June 30, 2011 and September 30, 2011, and will revise our previously issued fiscal year 2012 interim financial statements to correct the effect of these errors when such financial statements are included in future filings. The adjustments to the quarter ended June 30, 2011 are comprised of (a.) the out of period impact for errors accumulated prior to fiscal 2012 of $1.0 million of corrections to revenue from continuing operations and $1.1 million of corrections to the loss from continuing operations and (b.) $0.3 million to revenue from continuing operations and $0.3 million to loss from continuing operations to revise the financial statements for revenue recognized in the quarter ended June 30, 2011 that should have been deferred to future periods. The adjustments to the quarter ended September 30, 2011 represent the revision to the financial statements for similar matters arising in the quarter.

The following tables present the effect of this revision on our Condensed Consolidated Statements of Operations for all periods affected:

	Quarter Ended June 30, 2011			Quarter Ended September 30, 2011

(In thousands except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net revenue	$53,886	$(1,295)	$52,591	$53,587	$(902)	$52,685
Costs of goods sold.	34,359	144	34,503	31,972	(286)	31,686
Net loss from continued operations	(5,440)	(1,439)	(6,879)	(3,238)	(316)	(3,554)
Loss per share for continuing operations — Basic and diluted	(0.24)	(0.06)	(0.30)	(0.14)	(0.02)	(0.16)

The following table presents the effect this revision had on the Condensed Consolidated Balance Sheet at June 30, 2011 and September 30, 2011:

	As of June 30, 2011			As of September 30, 2011

(In thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Current assets	$117,239	$(1,099)	$116,140	$153,052	$(1,537)	$151,515
Current liabilities	64,855	340	65,195	58,713	218	58,931
Shareholder’s equity	145,079	(1,439)	143,640	145,244	(1,756)	143,488

The revision did not have an effect on our operating cash flows for the three months ended June 30, 2011 or the six months ended September 30, 2011.

During the first quarter of fiscal 2011, we recorded an adjustment to increase income tax expense by $3.8 million. The adjustment increased our valuation allowance against our U.S. deferred tax assets and represents a correction of an error. In fiscal 2009, we erroneously considered the tax effect of indefinite-lived intangible assets as a source of future taxable income, when we established a significant U.S. valuation allowance against our U.S. deferred tax assets. Income (loss) before income taxes did not change. Net loss increased by $3.8 million, or $0.17 per share, due to this adjustment. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of this adjustment was immaterial to prior years’ financial statements as well as the full-year fiscal 2011 financial statements.

3.

DISCONTINUED OPERATIONS

Sale of Assets and Operations of TSG — Fiscal 2012

In May 2011, we sold our TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, we entered into a transition services agreement (“TSA”) with OnX, under which we provided certain transitional administrative and supportive services to OnX through January 31, 2012. In July 2011, our shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG, along with the gain on sale, have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the TSG business are classified as discontinued operations in the Consolidated Balance Sheets as of March 31, 2012 and 2011.

Upon the close of the transaction, the aggregate purchase price of $64.0 million was reduced by the payment of agreed-upon fees of $3.3 million for severance costs, $2.4 million for transaction fees, $1.3 million for third-party services in support of the transition and $1.2 million working capital adjustment, resulting in net proceeds received by us of $55.8 million.

Components of Results of Discontinued Operations

For the fiscal years ended March 31, 2012, 2011 and 2010 the income (loss) from discontinued operations was comprised of the following:

(In thousands)	2012	2011	2010
Discontinued operations:
Net revenue	$123,807	$474,051	$440,814
(Loss) income from operations of TSG	$(1,781)	$(32,732)	$13,548
Gain on sale of TSG	19,486	—	—
Income (loss) on sale of TSG	17,705	(32,732)	13,548
Income tax expense (benefit)	6,249	232	(2,371)
Income (loss) from discontinued operations	$11,456	$(32,500)	$11,177

4.

RESTRUCTURING AND RELATED CHARGES

We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. In addition, we assess the property and equipment associated with the related facilities for impairment. The remaining useful lives of property and equipment associated with the related operations are re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. In addition, we also announced in the first quarter of fiscal 2012 that our former President and Chief Executive Officer was stepping down. These restructuring actions were mostly completed by March 31, 2012 and have impacted or will impact approximately 130 employees. We recorded $11.0 million in restructuring charges during fiscal 2012, primarily comprised of severance and related benefits, with $2.0 million, $0.6 million, and $8.4 million related to HSG, RSG and Corporate/Other, respectively. Included in the $8.4 million restructuring charge for Corporate/Other is a $2.1 million one-time lease termination fee for the Solon, Ohio facility. In addition, we incurred accelerated depreciation of $4.4 million of property and equipment that was due to the relocation of our previous corporate services in Solon, Ohio to Alpharetta, Georgia, and closing our facilities in Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012. As of March 31, 2012, we had approximately $5.8 million recorded for fiscal 2012 restructuring activity. We expect to incur approximately $0.6 million in additional restructuring charges for severance and related benefits, and facilities related to these restructuring actions during the first half of fiscal 2013. As a result of taking these restructuring actions, we expect to realize between $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the fiscal 2012 run rate. The remaining savings are expected to be realized during fiscal 2013.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, we have incurred charges totaling $19.0 million related to restructuring actions taken in fiscal 2009 and previously disclosed, which includes $0.5 million, $0.4 million and $0.8 million in fiscal years 2012, 2011 and 2010, respectively, which related to Corporate/Other. As of March 31, 2012, we had approximately $0.5 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges between fiscal 2013 and fiscal 2014 for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability which excludes the $4.4 million of related charges associated with the accelerated depreciation:

	Severance and Other Employment Costs	Facilities	Other	SERP	Total
Balance at March 31, 2009	$8,846	$1,042	$39	$—	$9,927
Additions	(92)	94	—	821	823
Settlement of benefit plan obligations	—	—	—	(821)	(821)
Payments	(7,465)	(456)	(39)	—	(7,960)
Adjustments	—	(31)		—	(31)
Balance at March 31, 2010	$1,289	$649		$—	$1,938
Additions	(35)	57		383	405
Settlement of benefit plan obligations	—	—		(383)	(383)
Payments	(965)	(262)		—	(1,227)
Balance at March 31, 2011	$289	$444		$—	$733
Additions	7,996	3,466			11,462
Payments	(2,778)	(3,118)			(5,896)
Balance at March 31, 2012	$5,507	$792		$—	$6,299

Approximately $4.9 million of the severance and other employment costs will be paid in fiscal 2013 and the remaining $0.6 million will be paid in fiscal 2014. Approximately $0.6 million of facilities obligations will be paid during fiscal 2013 and the remaining $0.2 million will be paid in fiscal 2014.

5.

PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2012 and 2011 is as follows:

	Year ended March 31

(In thousands)	2012	2011
Furniture and equipment	$13,273	$40,573
Software	17,224	49,548
Leasehold improvements	4,754	8,841
Project expenditures not yet in use	173	668
	35,424	99,630
Accumulated depreciation and amortization	(18,920)	(74,775)
Property and equipment, net	$16,504	$24,855

Total depreciation expense on property and equipment was $9.0 million, $3.9 million, and $3.3 million during fiscal 2012, 2011, and 2010, respectively. Total amortization expense on capitalized internal-use software was $2.5 million, $3.9 million and 3.5 million during fiscal 2012, 2011, and 2010, respectively.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2012 and 2011 are as follows:

	Year Ended March 31,

(In thousands)	2012	2011
Capital leases	$2,500	$3,067
Less accumulated depreciation	(920)	(862)
Assets under capital lease, net	$1,580	$2,205

6.

GOODWILL AND INTANGIBLE ASSETS

Agilysys allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Goodwill

Agilysys tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill was allocated to our reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 16, Business Segments, Agilysys has two operating segments.

We conducted our annual goodwill impairment test on February 1, 2012, 2011 and 2010. As a result of this analysis, we concluded that no impairment indicators existed.

The changes in the carrying amount of goodwill for the years ended March 31, 2012 and 2011 are as follows:

(In thousands)	HSG	RSG	Total
Balance at March 31, 2010	$135,097	$24,912	$160,009
Accumulated impairment losses as of March 31, 2010	(120,087)	(24,912)	(144,999)
	15,010	—	15,010
Impact of foreign currency translation	201	—	201
Balance at March 31, 2011	$15,211	$—	$15,211
Impact of foreign currency translation	(13)	—	(13)
Balance at March 31, 2012	$15,198	$—	$15,198

Intangible Assets

The following table summarizes our intangible assets at March 31, 2012, and 2011:

	2012			2011

(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer relationships	$12,475	$(9,979)	$2,496	$12,475	$(9,060)	$3,415
Non-competition agreements	2,910	(2,162)	748	2,910	(1,901)	1,009
Developed technology	19,578	(10,683)	8,895	16,312	(9,027)	7,285
Patented technology	80	(80)	—	80	(80)	—
Project expenditures not yet in use	945	—	945	1,685	—	1,685
Accumulated impairment	(9,493)	1,344	(8,149)	(59)	—	(59)
	26,495	(21,560)	4,935	33,403	(20,068)	13,335
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$35,695	$(21,560)	$14,135	$42,603	$(20,068)	$22,535

During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result, we have impaired the entire remaining assets of $8.6 million, including $0.5 million of tangible assets, and accrued the estimated costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million. During the second quarter of fiscal 2011, we concluded that certain software developed technology within HSG was no longer being sold. As a result we recorded an impairment charge of $0.1 million, which impacted HSG. During the fourth quarter of fiscal 2011, we concluded that it was no longer using certain indefinite-lived intangible assets related to an HSG trade name. Accordingly, we recorded an impairment charge of $0.9 million, which impacted HSG. The total asset impairments and related charges during fiscal 2012, 2011, and 2010 of $9.7 million, $1.0 million and $0.2 million, respectively, were classified within “Asset impairments and related charges” in our Consolidated Statements of Operations.

Amortization expense relating to intangible assets was $1.2 million for the fiscal years ended March 31, 2012 and 2011 and $1.4 million for the fiscal year ended March 31, 2010. Amortization expense relating to developed technology software intangible assets was $1.7 million for the fiscal years ended March 31, 2012 and 2011, respectively, and $1.3 million for the fiscal year ended March 31, 2010, and is classified in Products cost of goods sold.

The remaining estimated amortization expense relating to intangible assets is $1.9 million, $1.2 million and $0.9 million for fiscal 2013, 2014 and 2015, respectively. There is currently no amortization expense relating to intangibles for fiscal 2016 and 2017. Project expenditures not yet in use are not amortized until the underlying project is completed.

7.

FINANCING ARRANGEMENTS

The following is a summary of long-term obligations at March 31, 2012, and 2011:

	2012	2011
Capital lease obligations	$994	$1,906
Less: current maturities	(647)	(999)
Long -term capital lease obligations	$347	$907

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives.

Assets recorded under capital leases were $2.5 million and $3.1 million, as of March 31, 2012 and 2011, respectively. Accumulated depreciation related to assets recorded under capital leases was $0.9 million as of March 31, 2012 and 2011. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2012, are as follows:

Amount
Fiscal year ending March 31,
2013	$709
2014	231
2015	133
Total minimum lease payments	$1,073
Less: amount representing interest	(79)
Present value of minimum lease payments	$994

Interest rates on capitalized leases vary from 3.4% to 35.6% and are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Revolving Credit Agreement

On May 5, 2009, Agilysys executed a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A., as agent for the lenders from time to time party thereto, which replaced a previous credit facility that was terminated on January 20, 2009. The Credit Facility provided $50 million of credit (which could be increased to $75 million by a $25 million “accordion provision”) for borrowings and letters of credit maturing May 5, 2012.

In July 2011, we terminated the Credit Facility in conjunction with the sale of TSG. As a result of the proceeds we received from the sale of TSG, we determined that we no longer required the liquidity provided by the Credit Facility. In addition, as a result of the termination of the Credit Facility, we expensed approximately $0.4 million in unamortized deferred financing fees that related to the Credit Facility in fiscal 2012.

8.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

	Year ended March 31,

(In thousands)	2012	2011	2010
Cash payment for interest	$446	$686	$410
Cash refunds from income tax, net	(1,434)	(8,579)	(3,695)
Acquisition of property and equipment under lease obligations	273	2,323	—
Asset retirement obligation	680	—	—

9.

ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	2012	2011
Other non-current assets:
Corporate owned life insurance policies	$3,458	$3,323
Marketable securities restricted in Rabbi Trust	—	7,950
Other	549	436
Total	$4,007	$11,709
Accrued liabilities:
Salaries, wages, and related benefits	$7,397	$4,943
BEP obligations	2,948	—
SERP obligations	3,323	5,675
Restructuring liabilities	5,447	475
Other taxes payable	1,976	1,226
Income taxes payable	322	265
Other	2,570	2,352
Total	$23,983	$14,936
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$3,135	$4,954
BEP obligations	—	5,629
Deferred rent	2,013	712
Restructuring liabilities	852	258
Other	210	419
Total	$6,210	$11,972

10.

INCOME TAXES

For the year ended March 31, income from continuing operations before income taxes consisted of the following:

(In thousands)	2012	2011	2010
(Loss) income before income taxes
United States	$(42,946)	$(21,664)	$(16,129)
Foreign	700	1,109	952
Total loss from continuing operations before income taxes	$(42,246)	$(20,555)	$(15,177)

For the year ended March 31, income tax (benefit) expense consisted of the following:

(In thousands)	2012	2011	2010
Income tax (benefit) expense
Current
Federal	$(8,133)	$(2,022)	$(12,277)
State and local	31	(250)	912
Foreign	33	243	435
Deferred
Federal	61	3,874	3,383
State and local	10	575	—
Foreign	(9)	—	—
Total (benefit) income tax expense	$(8,007)	$2,420	$(7,547)

The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2012	2011	2010
Income tax (benefit) provision at the statutory rate of 35%	$(14,786)	$(7,194)	$(5,312)
Provision (benefit) for state taxes	73	18	29
Impact of foreign operations	279	200	(1,216)
Nontaxable proceeds	—	(723)	(805)
Note settlement	—	—	1,652
Change in valuation allowance	8,345	9,431	(2,780)
Change in liability for unrecognized tax benefits	(1,536)	(311)	(295)
Meals & entertainment	177	628	283
Other	(559)	371	897
Expense (benefit) for income taxes	$(8,007)	$2,420	$(7,547)

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2012 tax benefit differs from the statutory rate primarily due to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets were offset by increases in the valuation allowance. Other items effecting the rate in the current year include foreign and state taxes, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, and other U.S. permanent book to tax differences. The 2011 tax provision differs from the statutory rate primarily due to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets were offset by increases in the valuation allowance. Other items effecting the rate in 2011 non-taxable life insurance proceeds, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, and other U.S. permanent book to tax differences . The 2010 tax benefit differs from the statutory rate primarily due to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include non-taxable life insurance proceeds and other U.S. permanent book to tax differences. The rate is also negatively impacted as a result of an inter-company loan settlement which resulted in a net zero rate impact when viewed with discontinued operations, but an unfavorable impact in continuing operations.

Deferred tax assets and liabilities as of March 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Accrued liabilities	$4,433	$4,689
Allowance for doubtful accounts	180	216
Inventory valuation reserve	437	712
Restructuring reserve	1,228	288
Federal losses and credit carryforwards	54,047	6,913
Foreign net operating losses	12,149	364
State losses and credit carryforwards	332	3,072
Deferred compensation	2,908	4,645
Deferred revenue	19	18
Goodwill and other intangible assets	6,090	9,225
Other	130	4,198
	81,953	34,340
Less: valuation allowance	(78,682)	(33,786)
Total	3,271	554
Deferred tax liabilities:
Property and equipment & software amortization	3,261	516
Indefinite-lived goodwill & intangible assets	4,043	3,971
Other	—	38
Total	7,304	4,525
Total deferred tax liabilities	$(4,033)	$(3,971)

At March 31, 2012, we had $153.4 million of a federal net operating loss carryforward that expires, if unused, in fiscal year 2032. Included in this net operating loss is $0.6 million of excess income tax benefit related to restricted stock and the exercise of stock options. Our Hong Kong subsidiary has $2.0 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2012 we also had $201.7 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2013 through 2032.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2012, the total valuation allowance against deferred tax assets of $78.7 million was mainly comprised of a valuation allowance of $78.4 million for federal and state deferred tax assets, and a valuation allowance of $0.3 million associated with deferred tax assets in Hong Kong that, in all likelihood, will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences.

We did not provide taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liabilities, if any, associated with these undistributed earnings is not practicable.

We use the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period’s share-based deduction. We did not recognize any tax benefits during 2012 and 2011 for stock-based compensation.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2012	2011	2010
Balance at April 1	$4,123	$4,456	$5,651
Additions:
Relating to positions taken during current year	1	879	53
Relating to positions taken during prior year	47	260	629
Reductions:
Relating to tax settlements	(293)	(678)	(1,084)
Relating to positions taken during prior year	(47)	(164)	(133)
Relating to lapse in statute	(958)	(630)	(660)
Balance at March 31	$2,873	$4,123	$4,456

As of March 31, 2012, we had a liability of $2.9 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.2 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited and are currently under examination in multiple state jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. As of March 31, 2012, we had approximately $1.3 million of interest and penalties accrued. We recognize interest and penalty expense or (benefit) of $(0.6) million, less than $0.1 million and $0.3 million for the years end March 31, 2012, 2011 and 2010, respectively. As of March 31, 2012 and 2011, we had approximately $1.3 million and $2.0 million of interest and penalties accrued, respectively.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2009, U.S federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from 2000 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2007 are open for examination by certain foreign taxing authorities.

11.

EMPLOYEE BENEFIT PLANS

401(k) Plan

We maintain profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match $1.00 for every $1.00 on the first 1% of the employee’s pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee’s pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Effective September 7, 2009, we suspended the employer match contributions to the 401(k) plan. On January 1, 2011, we reinstated the matching contribution to the 401(k) plan. Total profit sharing and Agilysys matching contributions were $1.7 million, $0.4 million, and $0.9 million in fiscal 2012, 2011, and 2010, respectively.

Benefit Equalization Plan (“BEP”)

Previously, Agilysys provided the BEP for certain covered employees. The BEP was a non-qualified defined contribution plan, which provides for employee deferrals and employer retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to our 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $2.7 million and $5.6 million, at March 31, 2012 and 2011, respectively. We suspended matching contributions to the BEP effective September 7, 2009 and reinstated those matching contributions effective January 1, 2011. However, since the matching contribution to the BEP only applies once participants have met the 401(k) plan contribution limit and no participant reached that limit in the fourth quarter of fiscal 2011, no employer matching contributions were made to the BEP during fiscal 2011. Contribution expense for the BEP was $0.3 million in fiscal 2010. On March 31, 2011, we terminated the BEP. Due to limitations imposed by income tax regulations, account balances were distributed to remaining participants in April 2012.

Supplemental Executive Retirement Plan (“SERP”)

Previously, Agilysys provided the SERP for certain former officers of Agilysys. The SERP was a non-qualified defined benefit pension plan designed to provide retirement benefits for the plan participants. The projected benefit obligation recognized by Agilysys related to the SERP was $3.3 million and $5.7 million, at March 31, 2012 and 2011, respectively. The accumulated benefit obligation related to the SERP was $3.3 million and $5.7 million, at March 31, 2012, and 2011, respectively. The annual expense for the SERP was $0.1 million, $0.5 million, and $0.7 million, in fiscal 2012, 2011, and 2010, respectively.

On March 25, 2011, we terminated the SERP. As a result of the termination, the SERP incurred a non-cash curtailment charge of $37,000, which is included within “General, and administrative” in the Consolidated Statements of Operations. In addition, the plan incurred a curtailment gain of $1.2 million, which reduced the projected benefit obligation to an amount equal to the accumulated benefit obligation at March 31, 2011. Of the $1.2 million curtailment gain, $0.8 million was due to the reduction in service for a current officer of Agilysys and $0.4 million was due to the change in the discount rate from the Moody’s Aa long-term corporate bond yield as shown in the table above to the applicable IRS interest rate of 2.16% for plan termination liabilities.

The significant assumptions used to determine the projected benefit obligation, accumulated benefit obligation, and the annual expense for the SERP as of the March 31st measurement date are presented below:

	Year ended March 31,

	2012	2011	2010
Discount rate	4.22%	5.30%	5.62%
Rate of annual compensation increases	3.00%	3.00%	3.00%

The discount rate represents the Moody’s Aa long-term corporate bond yield as of the our fiscal year-end, which management believes reflects a rate of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the SERP obligations. For the fiscal year ended March 31, 2012, the discount rate and rate of annual compensation increases in the table above were used to value the projected benefit obligation, accumulated benefit obligation, and the annual expense prior to considering the effect of the plan curtailment discussed above.

A former officer of Agilysys who was part of the restructuring actions taken in the third quarter of fiscal 2009 (discussed below) was eligible for early retirement and elected to receive his benefit of approximately $2.5 million in the form of a lump sum distribution in December 2011. Due to limitations imposed by income tax regulations, the remaining SERP obligations of $3.2 million, along with the additional service credit obligation related to the SERP of $0.1 million, was distributed to participants in April 2012.

Certain participants in the SERP were eligible for early retirement under the terms of the SERP and elected to receive lump sum distributions from the plan and the additional service credits liability. In fiscal 2010, we funded the payments by taking loans totaling $12.5 million against the cash surrender value of the corporate-owned life insurance policies that informally fund the SERP. We had no obligation to repay these loans and did not repay them.

We did not incur curtailment charges related to the SERP in fiscal 2010. However, in fiscal 2010, we incurred non-cash settlement charges of $0.8 million pertaining to the payment of SERP benefits to the two former officers who elected lump sum distributions. These non-cash settlement charges are included within “Restructuring charges” in the Consolidated Statements of Operations.

Another former officer received a lump sum distribution in fiscal 2011 and we funded this payment with certain death benefit proceeds from corporate-owned life insurance policies. Accordingly, we classified approximately $2.5 million of the SERP liability within current “Accrued liabilities” in the Consolidated Balance Sheets as of March 31, 2010. Additional information related to the classification of the current and long-term portion of the SERP and additional service credits liabilities is presented in Note 9. In conjunction with this distribution, we incurred non-cash settlement charges of $0.4 million, which are included within “Restructuring charges” in the Consolidated Statements of Operations.

In conjunction with the BEP and SERP obligations, Agilysys invested in corporate-owned life insurance policies primarily to satisfy future obligations of these plans. These corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other current assets” and “Other non-current assets” in the Consolidated Balance Sheets. The investment in corporate-owned life insurance policies was recorded at the cash surrender value, which approximates fair value, at the balance sheet date. The aggregate cash surrender value of these life insurance policies was $12.8 million (net of the policy loans totaling $12.5 million described above) at March 31, 2010. In fiscal 2011, we surrendered the company-owned life insurance policies held within the Rabbi Trust, receiving proceeds of $13.7 million, which was equal to their net cash surrender value on the surrender date. These proceeds were re-invested in marketable equity securities, which were also held within the Rabbi Trust and are intended to satisfy the future obligations of the BEP and SERP. Also in fiscal 2011, we recorded $2.2 million in proceeds as a death benefit from the corporate-owned life insurance policies and recognized a gain of $2.1 million, which is classified within “Other (income) expenses, net” in the Consolidated Statements of Operations. At March 31, 2012 and 2011, the marketable securities held in the Rabbi trust had a fair value of $4.4 million and $13.7 million, respectively.

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive’s designated beneficiary. In fiscal 2012, we received $0.3 million for the redemption of several of the corporate-owned life insurance policies. At March 31, 2010, we recognized a charge of $0.3 million related to these benefit obligations based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The expense associated with these benefits was classified within “General, and administrative” in our Consolidated Statements of Operations. The related liability, which was $0.2 million and $0.3 million at March 31, 2012 and 2011, respectively, was recorded within “Other non-current liabilities” in our Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within “Other non-current assets” in our Consolidated Balance Sheets, was $3.5 million (net of policy loans of $0.2 million) and $3.3 million (net of policy loans of $0.2 million) at March 31, 2012 and 2011, respectively.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $0.4 million in fiscal 2012, a loss of $0.2 million in fiscal 2011 and a gain of $0.8 million in fiscal 2010 related to the corporate-owned life insurance policies.

12.

COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through fiscal 2022 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities and equipment leases contain renewal options for periods up to ten years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2012:

Amount
Fiscal year ending March 31,
2013	$3,265
2014	2,458
2015	1,896
2016	1,290
2017	910
Thereafter	2,002
Total minimum lease payments	$11,821

Total minimum future rental payments have been reduced by $0.3 million of sublease rentals estimated to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $4.1 million, $5.3 million, and $6.5 million for fiscal 2012, 2011, and 2010, respectively.

As of March 31, 2011, we had minimum purchase commitments under a product procurement agreement with Arrow totaling $330 million. The majority of this obligation was assumed by OnX, the buyer of TSG. We completed our portion of the minimum purchase commitment of $20.0 million during fiscal 2012.

Asset Retirement Obligations

An asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provisions or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding leasehold improvement asset. The asset retirement obligation is included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets. As of March 31, 2012, the current and long-term portion of the asset retirement obligation liability was $0.2 million and $0.5 million, respectively.

Legal Contingencies

Agilysys is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by

Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter.

Other Contingencies

At September 30, 2008, Agilysys had $36.2 million invested in The Reserve Fund’s Primary Fund. Due to liquidity issues associated with the bankruptcy of Lehman Brothers, Inc., the Primary Fund temporarily ceased honoring redemption requests, but the Board of Trustees of the Primary Fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash to the investors. To date we have received $35.8 million of the investment, recorded $3.0 million in impairment of the investment and $2.6 million in gains related to the investment for funds received after the impairment charge. In fiscal 2010, the remaining uncollected balance totaling $0.4 million was classified within Other (income) expense, net in the Consolidated Statements of Operations.

13.

(LOSS) EARNINGS PER SHARE

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,

(In thousands except per share data)	2012	2011	2010
Numerator:
Loss from continuing operations — basic and diluted	$(34,239)	$(22,975)	$(7,630)
Income (loss) from discontinued operations — basic and diluted	11,456	(32,500)	11,177
Net (loss) income — basic and diluted	$(22,783)	$(55,475)	$3,547
Denominator:
Weighted average shares outstanding — basic and diluted	22,432	22,785	22,627
(Loss) earnings per share — basic and diluted:
Loss from continuing operations	$(1.53)	$(1.01)	$(0.34)
Income (loss) from discontinued operations	0.51	$(1.43)	0.49
Net (loss) income	$(1.02)	$(2.44)	$0.15

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 49,000, 85,000, and 187,000 of restricted shares and performance shares (including reinvested dividends) at March 31, 2012, 2011, and 2010, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for the fiscal years ended March 31, 2012, 2011 and 2010, basic weighted-average shares outstanding were used in calculating the diluted net income (loss) per share.

14.

SHARE-BASED COMPENSATION

On July 28, 2011, Agilysys’ shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, we may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights (“SSARs”), restricted shares, and restricted share units for up to 3.0 million common shares. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2011 Plan is 1.0 million. The maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares, and the maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares.

For stock options and SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of stock option and SSAR awards is seven years from the date of grant. Stock option and SSARs awards vest over a period established by the Compensation Committee of the Board of Directors. SSARs may be granted in conjunction with, or independently from, a stock option granted under the 2011 Plan. SSARs granted in connection with a stock option are exercisable only to the extent that the stock option to which it relates is exercisable and the SSARs terminate upon the termination or exercise of the related stock option.

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

We have a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”), as well as, a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan that both still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares.

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010:

	Year ended March 31,

(In thousands)	2012	2011	2010
Product development	$257	$155	$107
Selling and marketing	244	197	137
General and administrative	2,395	2,460	1,703
Share-based compensation expense	2,896	2,812	1,947
Income tax benefits related to stock options exercised	—	—	(9)
Total share-based compensation, net of taxes	$2,896	$2,812	$1,938

Stock Options

No stock options were granted during fiscal 2012, fiscal 2011 or fiscal 2010.

The following table summarizes the activity during fiscal 2012 for stock options awarded under the 2006 Plan and prior plans:

(In thousands, except share and per share data)	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2011	1,666,501	$11.43
Exercised	(380,000)	3.20
Cancelled/expired	(315,500)	14.89
Outstanding and exercisable at March 31, 2012	971,001	$13.52	4.15	$708

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $8.99 closing price of our common shares on March 31, 2012 over the exercise price of the stock option, multiplied by the number of stock options outstanding and exercisable.

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Compensation expense	$—	$150	$512
Proceeds from stock options exercised	210	113	88
Income tax benefit related to stock options exercised:
Classified in operating activities in the Consolidated Statements of Cash Flows	—	—	(9)
Classified in financing activities in the Consolidated Statements of Cash Flows	—	—	9
Total intrinsic value of stock options exercised	2,070	158	286
Total fair value of stock options vesting	—	532	905

The fiscal 2011 expense included $26,000 for the accelerated vesting of stock option expense due to a change in control provision contained in the original award agreements that was triggered by MAK Capital and its affiliates reaching 20% ownership in Agilysys during the first quarter of fiscal 2011. As a result, we do not have any remaining unrecognized stock based compensation expense related to non-vested stock options.

A total of 247,474 shares, net of 91,784 shares withheld to cover the applicable exercise price of the award and 40,742 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during fiscal 2012. The shares withheld were returned to treasury shares.

As discussed in Note 10, Income Taxes, in fiscal 2012 and 2011, we were in a net operating loss position for U.S. federal income taxes. Therefore, we did not recognize and will not recognize an income tax benefit related to stock options exercised until that tax benefit can be realized.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Expected dividend yield	0%	0%	0% - 1.57%
Risk-free interest rate	0.83% - 2.09%	0.96% - 1.94%	1.81% - 3.23%
Expected life (in years)	4.5	4.5	4.5 - 7
Expected volatility	80.75% - 82.20%	76.66% - 81.92%	65.43% - 69.83%
Weighted-average grant date fair value	$4.73	$3.94	$3.59

The dividend yield reflects our historical dividend yield on the date of the award. On August 5, 2009, our Board of Directors voted to eliminate the payment of cash dividends on Agilysys common shares. Awards granted after August 5, 2009 were valued using a zero percent dividend yield, which is the yield expected during the life of the award. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The expected life is estimated using the historical data representing the period of time the awards are expected to be outstanding. The estimated fair value of the SSARs granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during the fiscal year ended March 31, 2012 for SSARs awarded under the 2011 and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted -Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2011	1,317,684	$6.50
Granted	325,246	7.57
Exercised	(837,539)	6.42
Forfeited	(93,824)	7.71
Cancelled/expired	(104,733)	7.02
Outstanding at March 31, 2012	606,834	$6.91	6.63	$1,265
Exercisable at March 31, 2012	443,706	$6.64	5.59	$1,042

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $8.99 closing price of our common shares on March 31, 2012 over the exercise price of the SSARs, multiplied by the number of SSARs outstanding or outstanding and exercisable.

The following table presents additional information related to SSARs activity during the fiscal years ended March 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Compensation expense	$1,872	$1,718	$674
Total intrinsic value of SSARs exercised	$1,871	$189	$—
Total fair value of SSARs vesting	$3,197	$1,708	$532

The compensation expense recorded in the first quarter of fiscal 2012 included $1.4 million for the accelerated vesting of SSARs expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of March 31, 2012, total unrecognized stock based compensation expense related to non-vested SSARs was $0.5 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

A total of 108,678 shares, net of 21,791 shares withheld to cover the exercise price on certain incentive stock options exercised and 80,916 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during fiscal 2012. The shares withheld were returned to treasury shares.

As discussed in Note 10, Income Taxes, in fiscal 2012 and 2011, we were in a net operating loss position for U.S. federal income taxes. Therefore, we did not recognize and will not recognize an income tax benefit related to SSARs until that tax benefit can be realized.

Restricted Shares

We granted shares to certain of our Directors and executives under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the year ended March 31, 2012 for restricted shares awarded under the 2011 Plan:

	Number of shares	Weighted -Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2011	35,000	$8.18
Granted	173,286	7.57
Vested	(116,911)	7.55
Forfeited	(42,817)	7.87
Outstanding at March 31, 2012	48,558	$7.80

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During the fiscal 2012, a total of 23,083 net of 15,891 shares were withheld from the vested restricted shares to cover the employee’s minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during the fiscal years ended March 31, 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Compensation expense	$920	$770	$683
Total fair value of restricted share vesting	$976	$633	$1,112

Compensation expense related to restricted share awards is recognized ratably over the restriction period based upon the closing market price of our common shares on the grant date. The fiscal 2012 compensation expense included $0.1 million for the accelerated vesting of restricted stock expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of March 31, 2012, total unrecognized stock based compensation expense related to non-vested restricted stock was $0.3 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In fiscal 2010, we granted shares to certain of our executives under the 2006 Plan, the vesting of which is contingent upon meeting various company-wide performance goals as of March 31, 2010. The earned performance shares vest over three years. The weighted-average grant date fair value of the performance share grants was determined based on the closing market price of our common shares on the grant date and assumed that performance goals would be met at target.

The following table summarizes the activity during the year ended March 31, 2012 for performance shares awarded under the 2006 Plan:

	Number of shares	Weighted -Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2011	49,438	$6.83
Vested	(49,438)	6.83
Outstanding at March 31, 2012	—	$—

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date. During the fiscal 2012, a total of 31,209, net of 18,529 shares were withheld from the vested performance shares to cover the employee’s minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to performance share activity during the fiscal years ended March 31, 2012, 2011, and 2010:

(In thousands)	2012	2011	2010
Compensation expense	$104	$174	$78
Total fair value of performance share vesting	$337	$814	$—

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. The fiscal 2012 compensation expense included $0.2 million for the accelerated vesting of performance share expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As a result, subsequent to May 31, 2011, there was no remaining unrecognized stock based compensation expense related to non-vested performance shares.

15.

FAIR VALUE MEASUREMENTS

Agilysys estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which pricing inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include our own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the tables below.

There were no significant transfers between Levels 1, 2, and 3 during fiscal 2012 or 2011.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used

	Recorded value as of March 31, 2012	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$4,408	$4,408	$—	$—
Corporate-owned life insurance — non-current	3,458	—	—	3,458
Liabilities:
BEP — current	$2,948	$—	$2,948	$—

	Fair value measurement used

	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$5,791	$5,791	$—	$—
Available for sale restricted marketable securities — non-current	7,950	7,950
Corporate-owned life insurance — non-current	3,323	—	—	3,323
Liabilities:
BEP — non-current	$5,629	$—	$5,629	$—

We maintain an investment in available for sale marketable securities, in a Rabbi Trust, in which cost approximates fair value. The recorded value of our investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy.

The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies, which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other expenses (income), net” in the Consolidated Statements of Operations.

The recorded value of the BEP obligation is measured as employee deferral contributions and our matching contributions less distributions made from the plan, and adjusted for the returns on the hypothetical investments selected by the participants, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2012 and 2011:

	Level 3 assets and liabilities

	2012	2011
Corporate-owned life insurance:
Balance on April 1, 2011	$3,323	$16,095
Realized gains	46	2,065
Unrealized gain (loss) relating to instruments held at reporting date	371	(179)
Purchases, sales, issuances and settlements, net	(282)	(14,658)
Balance on March 31, 2012	$3,458	$3,323

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used

	Recorded value as of March 31, 2012	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,198	$—	$—	$15,198
Intangible assets	14,135	—	—	14,135
Liabilities:
SERP obligations — current	$3,323	$—	$—	$3,323
Restructuring liabilities — current	5,447	—	—	5,447
Other employee benefit plan obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	852	—	—	852

	Fair value measurement used

	Recorded value as of March 31, 2011	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,211	$—	$—	$15,211
Intangible assets	22,535	—	—	22,535
Liabilities:
SERP obligations — current	$5,675	$—	$—	$5,675
Restructuring liabilities — current	475	—	—	475
Other employee benefit plans obligations — non-current	421	—	—	421
Restructuring liabilities — non-current	258	—	—	258

Intangible assets are valued at their estimated fair value at time of acquisition. We evaluate the fair value of our definite-lived and indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist, as described in Note 6. The income approach using “the relief from royalty method” was used to value indefinite-lived intangible assets.

The recorded value of SERP and other benefit plans obligations is based on estimates developed by management by evaluating actuarial information and includes assumptions such as discount rates, future compensation increases, expected retirement dates, payment forms, and mortality. The recorded value of these obligations is measured on an annual basis, or upon the occurrence of a plan curtailment or settlement.

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

The inputs used to value the our goodwill, intangible assets, employee benefit plan obligations, and restructuring liabilities are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2012 and 2011:

	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,675	$421	$733
Realized losses	—	(7,875)	—	—	—
Unrealized losses relating to instruments still held at the reporting date	(13)	—	—	—	—
Purchases, sales, issuances, and settlements (net)	—	(525)	(2,352)	(225)	5,566
Balance at March 31, 2012	$15,198	$14,135	$3,323	$196	$6,299

	Level 3 assets and liabilities Fiscal year ended March 31, 2011

	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2010	$15,010	$23,755	$8,412	$454	$1,938
Realized losses	—	(959)	(383)	—	—
Unrealized gains relating to instruments still held at the reporting date	201	—	58	—	—
Purchases, sales, issuances, and settlements (net)	—	(261)	(2,412)	(33)	(1,205)
Balance at March 31, 2011	$15,211	$22,535	$5,675	$421	$733

Realized losses related to our SERP obligations represent settlement charges incurred upon the payment of obligations to two former executives, as discussed in Note 4 and Note 11, and are recorded within “Restructuring charges” within the Consolidated Statements of Operations.

Unrealized gains (losses) related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar. Unrealized gains (losses) related to our SERP obligations represent the amount of unrecognized actuarial gains (losses) and in fiscal 2010 unrecognized prior service costs related to the plan. Unrecognized actuarial gains (losses) and prior service costs, as well as, cumulative currency translation adjustments are recorded within “Other comprehensive income” in the Consolidated Balance Sheets.

16.

BUSINESS SEGMENTS

Description of Business Segments

Agilysys has two reportable business segments: HSG and RSG. The reportable segments are each managed separately and are supported by various practices as well as company-wide functional departments. These functional support departments include general accounting and finance, accounts payable, tax, information technology, legal, payroll, and benefits and a portion of these costs are reported in Corporate/Other. Corporate/Other is not a reportable business segment as defined by GAAP. As a result of the sale of the TSG business, and the TSA with OnX, Corporate/Other costs have been adjusted for all prior periods presented to remove the portion of the functional support department costs that were transferred to OnX.

Beginning in the first quarter of fiscal 2011, we allocated certain general and administrative costs related to the accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments. Prior period results have been adjusted to conform to the current period reporting presentation.

HSG develops, markets and sells property and lodging management, point-of-sale, and inventory and procurement applications to operate hotel, casino, destination resort, cruise line and foodservice management establishments in the hospitality industry. HSG offers solutions that provide comprehensive control of the customer’s property operations — from reservations, check in, point-of-sale and other guest-engagement activities to inventory and procurement management and document management.

RSG provides proprietary business consulting, implementation and hardware maintenance and support services. Extensive experience in all phases of wireless infrastructure and integration with legacy systems enables RSG customers to capture the promise of today’s mobile technology. RSG mobile solutions extend the customer’s operations to portable devices, increasing customer satisfaction and productivity with integrated software that reduces security exposure. In addition, RSG also sells POS and mobile POS (MPOS) solutions to facilitate the check-out process as well as other self-service capabilities.

Measurement of Segment Operating Results and Segment Assets

We evaluate performance and allocate resources to our reportable segments based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies elsewhere in the footnotes to the consolidated financial statements. Intersegment sales are recorded at pre-determined amounts to allow for intercompany profit to be included in the operating results of the individual reportable segments. Such intercompany profit is eliminated for consolidated financial reporting purposes.

Our Chief Executive Officer, who is the Chief Operating Decision Maker, does not evaluate a measurement of segment assets when evaluating the performance of our reportable segments. As such, information relating to segment assets is not provided in the financial information below.

The following table presents segment profit and related information for each of our reportable segments for the fiscal years ended March 31, 2012, 2011 and 2010.

	Reportable Segments

	HSG	RSG	Corporate/Other	Consolidated
Fiscal Year Ended March 31, 2012
Total revenue:
Products	$25,148	$79,993	$—	$105,141
Support, maintenance and subscription services	48,072	25,938	—	74,010
Professional services	13,155	17,422	—	30,577
Elimination of intersegment revenue	—	(839)	—	(839)
	$86,375	$122,514	$—	$208,889
Gross profit	$55,354	$24,482	$—	$79,836
Gross profit margin	64.1%	20.0%		38.2%
Operating (loss) income	$(6,552)	$5,481	$(40,119)	$(41,190)
Interest expense, net	—	—	(875)	(875)
Other expense, net	—	—	(181)	(181)
(Loss) Income from continuing operations before income taxes	$(6,552)	$5,481	$(41,175)	$(42,246)
Other charges:
Depreciation and amortization	$2,766	$728	$4,794	$8,288
Asset impairments and related charges	$9,681	$—	$—	$9,681
Restructuring and related charges	$2,289	$606	$12,958	$15,853

	Reportable Segments

	HSG	RSG	Corporate/Other	Consolidated
Fiscal Year Ended March 31, 2011
Total revenue:
Products	$35,306	$69,463	$—	$104,769
Support, maintenance and subscription services	45,053	26,146	—	71,199
Professional services	13,742	13,539	—	27,281
Elimination of intersegment revenue	(92)	(476)	—	(568)
Revenue from external customers	$94,009	$108,672	$—	$202,681
Gross profit	$54,669	$20,970	$—	$75,639
Gross profit margin	58.2%	19.3%		37.3%
Operating income (loss)	$5,836	$3,164	$(30,625)	$(21,625)
Interest expense, net	—	—	(1,224)	(1,224)
Other income, net	—	—	2,294	2,294
Income (loss) from continuing operations before income taxes	$5,836	$3,164	$(29,555)	$(20,555)
Other charges:
Depreciation and amortization	$2,605	$445	$5,986	$9,036
Asset impairments and related charges	$959	$—	$—	$959
Restructuring charges	$—	$—	$405	$405

Fiscal Year Ended March 31, 2010
Total revenue:
Products	$31,283	$72,218	$—	$103,501
Support, maintenance and subscription services	39,021	24,289	—	63,310
Professional services	13,057	13,999	—	27,056
Elimination of intersegment revenue	(206)	(155)	—	(361)
Revenue from external customers	$83,155	$110,351	$—	$193,506
Gross profit	$51,463	$23,326	$(781)	$74,008
Gross profit margin	61.9%	21.1%		38.2%
Operating income (loss)	$7,800	$5,873	$(28,553)	$(14,880)
Interest expense, net	—	—	(984)	(984)
Other expenses, net	—	—	687	687
Income (loss) from continuing operations before	$7,800	$5,873	$(28,850)	$(15,177)
Other charges:
Depreciation and amortization	$3,083	$194	$4,861	$8,138
Asset impairments and related charges	$90	$—	$146	$236
Restructuring charges	$—	$—	$823	$823

Enterprise-Wide Disclosures

Our assets are primarily located in the United States of America. Further, revenue attributable to our international operations accounted for approximately 5%, 6%, and 5% of total revenue for fiscal 2012, 2011, and 2010, respectively.

17.

QUARTERLY RESULTS (UNAUDITED)

Because quarterly reporting of per share data is used independently for each reporting period, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. GAAP prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

Prior to the sale of TSG, we traditionally had experienced a seasonal increase in sales during our fiscal third quarter ending December 31. The HSG and RSG operating units have traditionally experienced a seasonal decrease in revenue during our fiscal first quarter ending June 30. Although we are unable to predict whether uneven sales patterns will continue over the long term, we believe this particular pattern is moderating as a result of exiting the TSG business. For example, third-quarter revenue from continuing operations was 25%, 29% and 31% of annual revenue for fiscal years 2012, 2011 and 2010, respectively. In addition, occasionally the timing of large one-time orders such as those associated with substantial retail product rollouts will create volatility in our quarterly results.

	Year ended March 31, 2012

(In thousand except per share data)	First quarter	Second quarter	Third quarter	Fourth Quarter	Year
Net revenue	$52,591	$52,674	$51,582	$52,042	$208,889
Gross profit	18,088	20,988	19,932	20,828	79,836
Asset impairments and related charges	—	—	—	9,681	9,681
Restructuring and related charges	2,346	3,688	4,558	5,261	15,853
Loss from continuing operations	(6,880)	(3,554)	(5,774)	(18,031)	(34,239)
Income (loss) from discontinued operations	651	10,487	(735)	1,053	11,456
Net (loss) income	$(6,229)	$6,933	$(6,509)	$(16,978)	$(22,783)
Per share data:
Basic:
Loss from continuing operations	$(0.30)	$(0.16)	$(0.26)	$(0.83)	$(1.53)
Income (loss) from discontinued operations	$0.03	$0.46	$(0.03)	$0.05	$0.51
Net (loss) income	$(0.27)	$0.30	$(0.29)	$(0.78)	$(1.02)

	Year ended March 31, 2011

(In thousands exept per share data)	First quarter	Second quarter	Third quarter	Fourth Quarter	Year
Net revenue	$47,090	$49,638	$58,997	$46,956	$202,681
Gross profit	18,957	17,763	19,141	19,778	75,639
Asset impairments and related charges	—	59	—	900	959
Restructuring and related charges	393	9	3	—	405
Loss from continuing operations	(8,292)	(4,916)	(2,290)	(7,477)	(22,975)
Income (loss) from discontinued operations	(1,960)	2,702	4,288	(37,530)	(32,500)
Net (loss) income	$(10,252)	$(2,214)	$1,998	$(45,007)	$(55,475)
Per share data:
Basic and diluted:
Loss from continuing operations	$(0.36)	$(0.22)	$(0.10)	$(0.33)	$(1.01)
(Loss) income from discontinued operations	$(0.09)	$0.12	$0.19	$(1.65)	$(1.43)
Net (loss) income	$(0.45)	$(0.10)	$0.09	$(1.97)	$(2.44)

Schedule II — Valuation and Qualifying Accounts Years ended March 31, 2012, 2011 and 2010 (In thousands)

Classification	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2012
Allowance for doubtful accounts	$661	$226	$(255)	$632
2011
Allowance for doubtful accounts	$1,223	$172	$(734)	$661
2010
Allowance for doubtful accounts	$2,535	$220	$(1,532)	$1,223

Item 9.	Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

As disclosed in our current report on Form 8-K filed with the SEC on December 13, 2011, we changed our independent registered public accountants effective for the fiscal year ended March 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2012.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued their report regarding Agilysys’ internal control over financial reporting as of March 31, 2012, which is included elsewhere herein.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys’ Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys’ 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys’ equity securities will be set forth in the 2012 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer, Chief Financial Officer, and Controller. The Code is available on our website at http://www.agilysys.com.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our 2012 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2012 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2012 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2012 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Operations for the years ended March 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012, 2011, and 2010

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on June 12, 2012.

AGILYSYS, INC.

/S/ JAMES H. DENNEDY
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 12, 2012.

Signature	Title

/S/ JAMES H. DENNEDY	President, Chief Executive Officer and Director
James H. Dennedy	(Principal Executive Officer)

/S/ ROBERT R. ELLIS	Senior Vice President, Chief Financial Officer and Treasurer
Robert. R. Ellis	(Principal Financial Officer)

/S/ JANINE K. SEEBECK	Vice President and Controller
Janine K. Seebeck	(Principal Accounting Officer and Duly Authorized Officer)

/S/ KEITH M. KOLERUS	Chairman and Director
Keith M. Kolerus

/S/ R. ANDREW CUEVA	Director
R. Andrew Cueva

/S/ ROBERT A. LAUER	Director
Robert A. Lauer

/S/ ROBERT G. MCCREARY, III	Director
Robert G. McCreary, III

/S/ JOHN MUTCH	Director
John Mutch

Agilysys, Inc.

Exhibit Index

Exhibit No.	Description

3(a)

Amended Articles of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3(a) to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-05734).

3(b)	Amended Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3(ii) to Agilysys, Inc.’s Current Report on Form 8-K filed January 31, 2012 (File No. 000-05734).

*10(a)

Agilysys, Inc.’s Annual Incentive Plan, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10(b)

Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).

*10(c)

Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).

*10(d)

Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).

*10(e)

Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

*10(f)

Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

*10(g)

Forms of Amended and Restated Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

*10(h)

Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

*10(i)

Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.’s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

*10(j)

Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Martin F. Ellis dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).

*10(k)

Settlement Agreement by and among Agilysys, Inc. and the Ramius Group dated March 11, 2009, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed March 17, 2009 (File No. 000-05734).

10(l)

Loan and Security Agreement among Agilysys, Inc., Agilysys NV, LLC, Agilysys NJ, Inc. and Bank of America, N.A., as agent for the Lenders dated May 5, 2009, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.’s current report on Form 8-K filed May 6, 2009 (File No. 000-05734).

*10(m)

Employment Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 4, 2009, which is incorporated herein by reference to Exhibit 10(mm) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-05734).

*10(n)

Retention Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 9, 2009, which is incorporated herein by reference to Exhibit 10(nn) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-05734).

Exhibit No.	Description

*10(o)

Agilysys, Inc. 2006 Stock Incentive Plan, as Amended and Restated Effective May 20, 2010, which is incorporated herein by reference to Exhibit 10(mm) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(p)

Agilysys, Inc. 2011 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.’s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10(q)

Form of Stock Appreciation Right Agreement, which is incorporated herein by reference to Exhibit 10(pp) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(r)

Form of Directors Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(qq) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(s)

Employment Agreement by and between Agilysys, Inc. and Anthony Mellina, effective November 15, 2009, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-05734).

*10(t)

Employment Agreement by and between Agilysys, Inc. and Henry R. Bond, effective October 18, 2010, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

*10(u)

Form of Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(c) to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

10(v)

Stock and Asset Purchase Agreement among Agilysys Inc., Agilysys Technology Solutions Group, LLC, OnX Acquisition LLC and OnX Enterprise Solutions Limited, dated as of May 28, 2011, which is incorporated herein by reference to Exhibit 2.1 to Agilysys, Inc.’s current report on Form 8-K filed May 31, 2011 (File No. 000-05734).

*10(w)

Amendment to the Agilysys, Inc. Supplemental Executive Retirement Plan, effective March 25, 2011, which is incorporated herein by reference to Exhibit 10(cc) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10(x)

Amendment to the Agilysys, Inc. Benefits Equalization Plan, effective March 31, 2011, which is incorporated herein by reference to Exhibit 10(dd) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10(y)

Separation Agreement by and between Agilysys, Inc. and Martin F. Ellis, dated as of May 31, 2011, which is incorporated herein by reference to Exhibit 10(ff) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10.(z)

Employment Agreement by and between Agilysys, Inc. and Robert R. Ellis, effective October 10, 2011, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-05734) .

*10(aa)

Employment Agreement by and between Agilysys, Inc. and Kyle C. Badger, effective October 31, 2011, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-05734).

**10(bb)	Employment Agreement by and between Agilysys, Inc. and James Dennedy, effective April 1, 2012.

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**23.2	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99(a)

Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

101

The following materials from Agilysys, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders’ Equity for the twelve months ended March 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the twelve months ended March 31, 2012 tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed herewith