Form 10-Q
period 2012-06-30
AGILYSYS INC
filed 2012-08-09
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

(770) 810-7800

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

The number of Common Shares of the registrant outstanding as of August 1, 2012 was 22,105,821.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$80,336	$97,587
Accounts receivable, net of allowances of $609 and $632, respectively	34,656	32,531
Inventories	15,652	15,710
Prepaid expenses	3,188	2,975
Other current assets	1,790	5,492

Total current assets	135,622	154,295

Property and equipment, net	15,916	16,504
Goodwill	15,109	15,198
Intangible assets, net of amortization of $22,099 and $21,560, respectively	14,622	14,135
Other non-current assets	4,039	4,007

Total assets	$185,308	$204,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	23,815	$24,938
Deferred revenue	25,542	28,441
Accrued liabilities	11,224	23,983
Capital lease obligations, current	470	647

Total current liabilities	61,051	78,009

Deferred income taxes, non-current	5,152	5,135
Capital lease obligations, non-current	288	347
Other non-current liabilities	5,883	6,210
Commitments and contingencies (see Note 7)
Shareholders’ equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,104,245 and 21,875,850 shares outstanding and June 30, 2012 and March 31, 2012, respectively	9,482	9,482
Treasury shares, 9,502,586 and 9,730,981 at June 30, 2012 and March 31, 2012, respectively	(2,851)	(2,919)
Capital in excess of stated value	(15,720)	(16,032)
Retained earnings	122,083	123,876
Accumulated other comprehensive (loss) income	(60)	31

Total shareholders’ equity	112,934	114,438

Total liabilities and shareholders’ equity	$185,308	$204,139

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
(In thousands, except per share data)	2012	2011
Net revenue:
Products	$24,118	$27,954
Support, maintenance and subscription services	18,436	17,525
Professional services	9,092	7,112

Total net revenue	51,646	52,591

Cost of goods sold:
Products	18,859	23,308
Support, maintenance and subscription services	6,799	6,468
Professional services	5,610	4,727

Total net cost of goods sold	31,268	34,503

Gross profit	20,378	18,088
	39.5%	34.4%
Operating expenses:
Product development	6,285	7,945
Sales and marketing	5,921	5,563
General and administrative	6,809	8,653
Depreciation of fixed assets	700	1,012
Amortization of intangibles	880	931
Asset impairments and related charges	208	—
Restructuring and related charges	1,125	2,346

Operating loss	(1,550)	(8,362)

Other (income) expenses:
Interest income	(4)	(33)
Interest expense	151	338
Other expenses (income), net	143	(37)

Loss before income taxes	(1,840)	(8,630)
Income tax benefit	(47)	(1,751)

Loss from continuing operations	(1,793)	(6,879)
Income from discontinued operations, net of taxes	—	651

Net loss	$(1,793)	$(6,228)

(Loss) earnings per share – basic and diluted
Loss from continuing operations	$(0.08)	$(0.30)
Income from discontinued operations	—	0.03

Net loss per share	$(0.08)	$(0.27)

Weighted average shares outstanding:

Basic and diluted	21,836	22,953

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,
(In thousands)	2012	2011
Net loss	$(1,793)	$(6,228)

Other comprehensive (loss) income, net of tax:
Translation adjustments (loss) gain	(87)	86
Loss on sale of securities	(4)	(9)

Total comprehensive loss	$(1,884)	$(6,151)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three months ended June 30,
	2012	2011
Operating activities
Net loss	$(1,793)	$(6,228)
Income from discontinued operations	—	651

Loss from continuing operations	(1,793)	(6,879)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring and related charges	1,125	2,346
Payments for restructuring	(3,707)	(344)
Asset impairments and related charges	208	—
Depreciation	700	1,012
Amortization	1,129	1,531
Share based compensation	353	1,481
Changes in operating assets and liabilities:
Accounts receivable	(2,196)	(2,259)
Inventories	58	(5,753)
Accounts payable	(1,316)	7,277
Deferred revenue	(2,854)	(5,399)
Accrued liabilities	(10,717)	(578)
Income taxes payable (receivable)	68	(951)
Other charges, net	(865)	(163)

Net cash used in operating activities from continuing operations	(19,807)	(8,679)
Net cash used in operating activities from discontinued operations	—	(12,555)

Net cash used in operating activities	(19,807)	(21,234)
Investing activities
Proceeds from sale of marketable securities	4,347	15
Additional investments in corporate-owned life insurance policies and marketable securities	(4)	(57)
Capital expenditures	(1,526)	(756)

Net cash provided by (used in) investing activities from continuing operations	2,817	(798)
Net cash provided by (used in) investing activities from discontinued operations	—	—

Net cash provided by (used in) investing activities	2,817	(798)
Financing activities
Principal payments under long-term obligations	(198)	(330)
Exercise of employee stock options	67	210
Repurchase of common shares to satisfy employee tax withholding	(40)	(565)

Net cash used in financing activities from continuing operations	(171)	(685)
Net cash used in financing activities from discontinued operations	—	(20)

Net cash used in financing activities	(171)	(705)

Effect of exchange rate changes on cash	(90)	58

Cash flows used in continuing operations	(17,251)	(10,104)
Cash flows used in discontinued operations	—	(12,575)

Net decrease in cash and cash equivalents	(17,251)	(22,679)
Cash and cash equivalents at beginning of period	97,587	74,354

Cash and cash equivalents at end of period	$80,336	$51,675

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2012 refers to the fiscal year ending March 31, 2012.

Our unaudited interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to the Quarterly Report on Form 10-Q (“Quarterly Report”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10-01 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The Condensed Consolidated Balance Sheet as of June 30, 2012, as well as the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2012 and 2011, have been prepared without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on June 12, 2012.

Unless otherwise stated, current and prior period results in our condensed consolidated financial statements and these notes reflect our results from continuing operations and exclude the effect of discontinued operations (see Note 3).

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2012, included in our Annual Report on Form 10-K. Except as described below, there have been no material changes our significant accounting policies and estimates from those disclosed therein.

Use of estimates. Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Reclassifications. As a result of our reorganization in fiscal 2012, revenue and cost of goods sold are being reported in three categories: Products, Support, maintenance and subscription services and Professional services. In addition, operating expenses are differentiated in the following subcategories: Product development, Sales and marketing and General and administrative. Prior period presentation has been modified to conform to the current presentation.

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

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors was also not material to the fiscal 2012 results. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we elected to present revised financial information as of and for the interim periods ended June 30, 2011 and September 30, 2011, and revised our previously issued fiscal year 2012 interim financial statements to correct the effect of these errors for when such financial statements are included in future filings. The adjustments to the quarter ended June 30, 2011 are comprised of (a.) the out of period impact for errors accumulated prior to fiscal 2012 of $1.0 million of corrections to revenue from continuing operations and $1.1 million of corrections to the loss from continuing operations and (b.) $0.3 million to revenue from continuing operations and $0.3 million to loss from continuing operations to revise the financial statements for revenue recognized in the quarter ended June 30, 2011 that should have been deferred to future periods. The adjustments to the quarter ended September 30, 2011 represent the revision to the financial statements for similar matters arising in the quarter.

The following tables present the effect of this revision on our Condensed Consolidated Statements of Operations for all periods affected:

	Quarter Ended June 30, 2011			Quarter Ended September 30, 2011
(In thousands except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net revenue	$53,886	$(1,295)	$52,591	$53,587	$(902)	$52,685
Costs of goods sold	34,359	144	34,503	31,972	(286)	31,686
Net loss from continued operations	(5,440)	(1,439)	(6,879)	(3,238)	(316)	(3,554)
Loss per share for continuing operations – Basic and diluted	(0.24)	(0.06)	(0.30)	(0.14)	(0.02)	(0.16)

The revision did not have an effect on our operating cash flows for the three months ended June 30, 2011 or the six months ended September 30, 2011.

During the first quarter of fiscal 2013, we recorded out-of-period adjustments to increase revenues, restructuring and related charges and asset impairments and related charges by $0.3 million, $0.7 million and $0.2 million, respectively. The net impact of the adjustments increased our operating loss by $0.6 million and represents a correction of error. In fiscal 2012, we erroneously omitted certain revenue transactions, the costs associated with certain terminated individuals and certain third party development costs for our previously impaired developed technology. Pre-tax loss in the first quarter of fiscal 2013 increased by $0.6 million, or $(0.03) per share, due to these adjustments. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of this adjustment was immaterial to prior year’s financial statements as well as the full-year fiscal 2013 financial statements.

Capitalized Software Development Costs. The capitalization of software development cost begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Condensed Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Unamortized costs will be evaluated for indicators of impairment at each balance sheet date, and if impaired, written down to net realizable value. We capitalized approximately $1.0 million and $0.3 million during the three months ended June 30, 2012 and 2011, respectively. Amortization of capitalized software was $0.2 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively.

Adopted and Recently Issued Accounting Pronouncements.

In September 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update, ASU, No. 2011-08, Testing for Goodwill Impairment, which modifies the process of testing goodwill for impairment. The update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of goodwill is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for fiscal years beginning on or after December 15, 2011. We adopted this guidance as of April 1, 2012 and it did not have a material impact on our consolidated financial statements or related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued amendments to the guidance to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011. We adopted this guidance as of April 1, 2012 and it did not have an impact on our consolidated financial statements or related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for reporting periods beginning on or after January 1, 2013, and is not expected to have a material impact on our consolidated financial statements or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Discontinued Operations

Sale of Assets and Operations of TSG – Fiscal 2012

In May 2011, we sold our TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, we entered into a transition services agreement (“TSA”) with OnX, under which we provided certain transitional administrative and supportive services to OnX through January 31, 2012. In July 2011, our shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG have been reported as a component of discontinued operations in the Condensed Consolidated Statements of Operations for the periods presented.

Components of Results of Discontinued Operations

For the three months ended June 30, 2012 and 2011 the income from discontinued operations was comprised of the following:

(In thousands)	2012	2011
Discontinued operations:
Net revenue	$—	$97,757

Income from operations of TSG	$—	$1,361
Income tax expense	—	710

Income from discontinued operations	$—	$651

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

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and have impacted or will impact approximately 130 employees. To date, we have recorded $12.0 million in restructuring charges, of which $1.1 million was recorded in the first quarter of fiscal 2013, related to the fiscal 2012 restructuring activity. These charges were primarily comprised of severance and related benefits. On a segment basis, these restructuring costs totaled $2.6 million, $0.6 million, and $8.8 million for HSG, RSG and Corporate/Other, respectively. As of June 30, 2012, we had a remaining liability of approximately $3.3 million recorded for fiscal 2012 restructuring activity. We expect to incur approximately $0.1 million in additional restructuring charges for severance and related benefits during the second quarter of fiscal 2013. As a result of taking these restructuring actions, we expect to realize between $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the fiscal 2012 run rate. The remaining savings are being realized during fiscal 2013.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of June 30, 2012, we had approximately $0.4 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges between fiscal 2013 and fiscal 2014 for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

(In thousands)	Balance at March 31, 2012	Provision	Payments	Balance at June 30, 2012
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$5,507	$1,161	$(3,541)	$3,127
Facilities costs	297	(42)	(100)	155

Fiscal 2009 Restructuring Plan:
Facilities costs	495	6	(66)	435

Total restructuring costs	$6,299	$1,125	$(3,707)	$3,717

Approximately $2.4 million of the severance and other employment costs will be paid in fiscal 2013 and the remaining $0.7 million will be paid in fiscal 2014. Approximately $0.4 million of facilities obligations will be paid during fiscal 2013 and the remaining $0.2 million will be paid in fiscal 2014.

5. Additional Balance Sheet Information

Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2012	March 31, 2012
Other non-current assets:
Corporate owned life insurance policies	$3,490	$3,458
Other	549	549

Total	$4,039	$4,007

Accrued liabilities:
Salaries, wages, and related benefits	$4,237	$7,397
BEP obligations (1)	—	2,948
SERP obligations (1)	—	3,323
Restructuring liabilities	3,264	5,447
Other taxes payable	1,921	1,976
Income taxes payable	385	322
Other	1,417	2,570

Total	$11,224	$23,983

Other non-current liabilities:
Income taxes payable/uncertain tax positions	$2,856	$3,135
Deferred rent	2,269	2,013
Restructuring liabilities	453	852
Other	305	210

Total	$5,883	$6,210

(1)	BEP and SERP obligations were fulfilled in April 2012.

6. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
(Dollars in thousands)	2012	2011
Income tax benefit	$(47)	$(1,751)
Effective tax rate	2.8%	20.3%

We recorded an effective tax rate benefit from continuing operations of 2.8% in for the three months ended June 30, 2012, compared with an effective tax rate benefit of 20.3% for the three months ended June 30, 2011. For the three months ended June 30, 2012, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include U.S. permanent book to tax differences. For the three months ended June 30, 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

7. Commitments and Contingencies

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

On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses. The lawsuit purports to be a class action and seeks substantial damages. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. Our management believes that the plaintiffs’ allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending these claims.

8. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended June 30,
(In thousands, except per share data)	2012	2011
Numerator:
Loss from continuing operations – basic and diluted	$(1,793)	$(6,879)
Income from discontinued operations – basic and diluted	—	651

Net loss - basic and diluted	$(1,793)	$(6,228)

Denominator:
Weighted average shares outstanding – basic and diluted	21,836	22,953

(Loss) earnings per share – basic and diluted:
Loss from continuing operations	$(0.08)	$(0.30)
Income from discontinued operations	$—	$0.03

Net loss per share	$(0.08)	$(0.27)

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 233,357 and 10,000 of restricted shares and performance shares at June 30, 2012 and 2011, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for the three months ended June 30, 2012 and 2011, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For the three months ended June 30, 2012 and 2011, stock options and SSARs on 1.7 million and 3.2 million common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

9. Share-based Compensation

We may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, restricted shares, and restricted share units for up to 3.0 million common shares under our 2011 Stock Incentive Plan (“the 2011 Plan”). The maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares, and the maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2011 Plan is 1.0 million.

We have a shareholder-approved 2006 Stock Incentive Plan (the “2006 Plan”), as well as, a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
(In thousands)	2012	2011
Product development	$68	$113
Sales and marketing	15	114
General and administrative	270	1,254

Total share-based compensation expense	$353	$1,481

Stock Options

The following table summarizes the activity during the three months ended June 30, 2012 for stock options awarded under the 2006 Plan:

No stock options were granted during the three months ended June 30, 2012.

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2012	971,001	$13.52
Exercised	(26,667)	2.51
Cancelled/expired	(23,334)	15.99

Outstanding and exercisable at June 30, 2012	921,000	$13.78	3.68	$498

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the three months ended June 30, 2012 for SSARs awarded under the 2011 and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted -Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2012	606,834	$6.91
Granted	318,607	7.52
Exercised	(80,651)	6.53
Forfeited	(24,708)	7.42

Outstanding at June 30, 2012	820,082	$7.17	7.72	$1,234

Exercisable at June 30, 2012	363,055	$6.67	5.19	$727

As of June 30, 2012, total unrecognized stock based compensation expense related to non-vested SSARs was $1.9 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

A total of 9,709 shares, net of 5,146 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the three months ended June 30, 2012. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2012 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	48,558	$7.80
Granted	182,321	7.76
Vested	(7,000)	7.42
Forfeited	(8,250)	7.42

Outstanding at June 30, 2012	215,629	$7.80

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. Compensation expense related to restricted share awards is recognized ratably over the restriction period based upon the closing market price of our common shares on the grant date. As of June 30, 2012, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.5 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In the first quarter of fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals within a two-year period.

The following table summarizes the activity during the three months ended June 30, 2012 for performance shares awarded under the 2011 Plan:

	Number of shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	—	$—
Granted	17,728	8.64

Outstanding at June 30, 2012	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of June 30, 2012, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

10. Fair Value Measurements

We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which pricing inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include our own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the tables below.

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2012.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
(In thousands)	Recorded value as of June 30, 2012	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,490	$—	$—	$3,490

	Fair value measurement used
(In thousands)	Recorded value as of March 31, 2012	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Available for sale restricted marketable securities — current	$4,408	$4,408	$—	$—
Corporate-owned life insurance — non-current	3,458	—	—	3,458

Liabilities:
BEP — current	2,948	—	2,948	—

We maintained an investment in available for sale marketable securities, in a Rabbi Trust recorded in “Other current assets”, in which cost approximated fair value. The recorded value of our investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, is classified within Level 1 of the fair value hierarchy. The Rabbi Trust was used to fund the BEP and SERP obligations, which were fulfilled in April 2012. The Rabbi Trust was subsequently closed.

The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies obtained from the third party life insurance providers, which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other expenses (income), net” in the Condensed Consolidated Statements of Operations.

The recorded value of the BEP obligation is measured as employee deferral contributions and our matching contributions less distributions made from the plan, and adjusted for the returns on the hypothetical investments selected by the participants, which are indirectly observable and therefore, classified within Level 2 of the fair value hierarchy. The BEP obligation was fulfilled in April 2012 with funds held in the Rabbi Trust.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2012 and 2011:

	Level 3 assets and liabilities
(In thousands)	2012	2011
Corporate-owned life insurance:
Balance on April 1	$3,458	$3,323
Unrealized losses relating to instruments held at reporting date	—	(4)
Unrealized gain relating to instruments held at reporting date	28	—
Purchases, sales, issuances and settlements, net	4	46

Balance on June 30	$3,490	$3,365

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
(In thousands)	Recorded value as of June 30, 2012	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,109	$—	$—	$15,109
Intangible assets	14,622	—	—	14,622

Liabilities:
Restructuring liabilities — current	$3,264	$—	$—	$3,264
Other employee benefit plan obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	453	—	—	453

	Fair value measurement used
(In thousands)	Recorded value as of March 31, 2012	Active markets for identical assets or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Goodwill	$15,198	$—	$—	$15,198
Intangible assets	14,135	—	—	14,135

Liabilities:
SERP obligations — current	$3,323	$—	$—	$3,323
Restructuring liabilities — current	5,447	—	—	5,447
Other employee benefit plans obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	852	—	—	852

Intangible assets are valued at their estimated fair value at time of acquisition. We evaluate the fair value of our definite-lived and indefinite-lived intangible assets on an annual basis, or in interim periods if indicators of potential impairment exist. The income approach using “the relief from royalty method” was used to value indefinite-lived intangible assets.

The recorded value of SERP and other benefit plans obligations is based on estimates developed by management by evaluating actuarial information and includes assumptions such as discount rates, future compensation increases, expected retirement dates, payment forms, and mortality. The recorded value of these obligations is measured on an annual basis, or upon the occurrence of a plan curtailment or settlement. The SERP obligation was fulfilled in April 2012 with funds held in the Rabbi Trust.

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the three months ended June 30, 2012 and 2011:

	Level 3 assets and liabilities
	Three months ended June 30, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$14,135	$3,323	$196	$6,299
Unrealized losses relating to instruments still held at the reporting date	(89)	—	—	—	—
Amortization	—	(539)	—	—	—
Provisions, payments and other charges (net)	—	1,026	(3,323)	—	(2,582)

Balance at June 30, 2012	$15,109	$14,622	$—	$196	$3,717

	Level 3 assets and liabilities
	Three months ended June 30, 2011
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,791	$305	$733
Unrealized losses relating to instruments still held at the reporting date	(13)	—	—	—	—
Amortization	—	(766)	—	—	—
Provisions, payments and other charges (net)	—	348	30	—	2,003

Balance at June 30, 2011	$15,198	$22,117	$5,821	$305	$2,736

Unrealized losses related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar and are recorded within “Accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheets.

11. Business Segments

Description of Business Segments

Agilysys has two reportable business segments: HSG and RSG. The reportable segments are each managed separately and are supported by various practices as well as company-wide functional departments. These functional support departments include general accounting and finance, accounts payable, tax, information technology, legal, payroll, and benefits and a portion of these costs are reported in Corporate/Other. Corporate/Other is not a reportable business segment as defined by GAAP. As a result of the sale of the TSG business during fiscal 2012, and the TSA with OnX, Corporate/Other costs have been adjusted for the period presented to remove the portion of the functional support department costs that were transferred to OnX.

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

The following table presents segment profit and related information for each of our reportable segments for the three months years ended June 30, 2012 and 2011.

(In thousands)	Reportable Segments		Corporate/ Other
	HSG	RSG		Consolidated
Three Months Ended June 30, 2012
Total revenue:
Products	$6,555	$17,563	$—	$24,118
Support, maintenance and subscription services	12,393	6,267	—	18,660
Professional services	3,441	5,682	—	9,123
Elimination of intersegment revenue	(31)	(224)	—	(255)

Revenue from external customers	$22,358	$29,288	$—	$51,646

Gross profit	$14,665	$5,713	$—	$20,378
Gross profit margin	65.6%	19.5%		39.5%

Operating income (loss)	$3,044	$1,718	$(6,312)	$(1,550)
Interest expense, net	—	—	147	147
Other expense, net	—	—	143	143

Income (loss) from continuing operations before income taxes	$3,044	$1,718	$(6,602)	$(1,840)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$664	$140	$776	$1,580
Asset impairments and related charges	$208	$—	$—	$208
Restructuring and related charges	$593	$—	$532	$1,125

Three Months Ended June 30, 2011
Total revenue:
Products	$4,546	$23,408	$—	$27,954
Support, maintenance and subscription services	11,637	6,067	—	17,704
Professional services	3,351	3,761	—	7,112
Elimination of intersegment revenue	—	(179)	—	(179)

Revenue from external customers	$19,534	$33,057	$—	$52,591

Gross profit	$11,997	$6,091	$—	$18,088
Gross profit margin	61.4%	18.4%		34.4%

Operating (loss) income	$(978)	$1,809	$(9,193)	$(8,362)
Interest expense, net	—	—	305	305
Other income, net	—	—	(37)	(37)

(Loss) income from continuing operations before income taxes	$(978)	$1,809	$(9,461)	$(8,630)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$589	$150	$1,204	$1,943
Restructuring and related charges	$187	$134	$2,025	$2,346

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission (“SEC”). This discussion should read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2012. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 29 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2012 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Revenue – Defined

As required by the SEC, we separately present revenue earned as products revenue, support, maintenance and subscription services revenue or professional services revenue in our Condensed Consolidated Statements of Operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•	Revenue – We present revenue net of sales returns and allowances.

•	Products revenue – Revenue earned from the sales of hardware equipment and proprietary and remarketed software.

•	Support, maintenance and subscription services revenue – Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription or hosting services.

•	Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Matters Affecting Comparability

On August 1, 2011, we completed the sale of our Technology Solutions Group (“TSG”) business to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together “OnX”). For financial reporting purposes, TSG’s operating results for fiscal 2012 through the completion of the sale were classified within discontinued operations. Accordingly, the discussion and analysis presented below, reflects the continuing business of Agilysys.

Results of Operations

First Fiscal Quarter 2013 Compared to First Fiscal Quarter 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$24,118	$27,954	$(3,836)	(13.7)%
Support, maintenance and subscription services	18,436	17,525	911	5.2%
Professional services	9,092	7,112	1,980	27.8%

Total	51,646	52,591	(945)	(1.8)%
Cost of goods sold:
Products	18,859	23,308	(4,449)	(19.1)%
Support, maintenance and subscription services	6,799	6,468	331	5.1%
Professional services	5,610	4,727	883	18.7%

Total	31,268	34,503	(3,235)	(9.4)%

Gross profit	20,378	18,088	2,290	12.7%
Gross profit margin	39.5%	34.4%

Operating expenses:
Product development	6,285	7,945	(1,660)	(20.9)%
Sales and marketing	5,921	5,563	358	6.4%
General and administrative	6,809	8,653	(1,844)	(21.3)%
Depreciation of fixed assets	700	1,012	(312)	(30.8)%
Amortization of intangibles	880	931	(51)	(5.5)%
Asset impairments and related charges	208	—	208	nm
Restructuring and related charges	961	2,346	(1,385)	nm

Operating loss	$(1,386)	$(8,362)	$6,976	(83.4)%
Operating loss percentage	(2.7)%	(15.9)%

nm - not meaningful.

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended June 30,
	2012	2011
Net revenue:
Products	46.7%	53.2%
Support, maintenance and subscription services	35.7	33.3
Professional services	17.6	13.5

Total	100	100.0
Cost of goods sold:
Products	36.5	44.3
Support, maintenance and subscription services	13.2	12.3
Professional services	10.9	9.0

Total	60.5	65.6
Gross profit	39.5	34.4

Operating expenses:
Product development	12.2	15.1
Sales and marketing	11.5	10.6
General and administrative	13.2	16.5
Depreciation of fixed assets	1.4	1.9
Amortization of intangibles	1.7	1.8
Asset impairments and related charges	0.4	—
Restructuring and related charges	2.2	4.5

Operating loss	(3.0)%	(15.9)%

The following table presents our revenue and operating results by business segment for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$6,555	$4,546	$2,009	44.2%
Support, maintenance and subscription services	12,393	11,637	756	6.5%
Professional services	3,410	3,351	59	1.8%

Total revenue from external customers	22,358	19,534	2,824	14.5%

Gross profit	$14,665	$11,997	$2,668	22.2%
Gross profit margin	65.6%	61.4%
Operating income (loss)	$3,044	$(978)	$4,022	(411.2)%

Retail (RSG)
Revenue from external customers:
Products	$17,563	$23,408	$(5,845)	(25.0)%
Support, maintenance and subscription services	6,043	5,888	155	2.6%
Professional services	5,682	3,761	1,921	51.1%

Total revenue from external customers	29,288	33,057	(3,769)	(11.4)%

Gross profit	$5,713	$6,091	$(378)	(6.2)%
Gross profit margin	19.5%	18.4%
Operating income	$1,718	$1,809	$(91)	(5.0)%

Total reportable business segments
Total revenue from external customers	$51,646	$52,591	$(945)	(1.8)%

Gross profit	$20,378	$18,088	$2,290	12.7%
Gross profit margin	39.5%	34.4%
Operating income	$4,762	$831	$3,931	473.0%

Corporate/Other
Operating loss	$(6,312)	$(9,193)	$2,881	31.3%

Total Company
Total revenue from external customers	$51,646	$52,591	$(945)	(1.8)%
Gross profit	$20,378	$18,088	$2,290	12.7%
Gross profit margin	39.5%	34.4%
Operating loss	$(1,550)	$(8,362)	$6,812	(81.5)%

nm - not meaningful

Net revenue. Total net revenue decreased $0.9 million or 1.8% during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Products revenue decreased $3.8 million, or 13.7%, while support and maintenance and subscription services revenue increased $0.9 million, or 5.2%, and professional services revenue increased $2.0 million, or 27.8%.

HSG’s revenue increased $2.8 million or 14.5% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The $2.0 million or 44.2% increase in products revenue was the result of the combination of organic growth in our traditional software licenses and the negative impact in the first quarter of fiscal 2012 of certain errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated in the first quarter of fiscal 2012 was approximately $1.2 million (see Note 2, Summary of Significant Accounting

Policies). The $0.8 million or 6.5% increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from traditional proprietary products.

RSG’s revenue decreased $3.8 million or 11.4 % in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. We experienced a decline in products revenue of approximately $5.8 million or 25.0% as a result of the prior year quarter including hardware sales that did not repeat in the current quarter. This was partially offset by an increase in professional services revenue of $1.9 million, or 51.1%, and is the result of the implementations related to several multi-location, multi-year contracts for remarketed products.

Gross profit and gross profit margin. Our total gross profit increased $2.3 million or 12.7% for first quarter of fiscal 2013 and total gross profit margin increased 510 basis points to 39.5%. Products gross profit increased $0.6 million and gross profit margin increased 520 basis points to 21.8%. Support, maintenance and subscription services gross profit increased $0.6 million and gross margin percentage remained relatively the same at 63.1%. Professional services gross margin increased $1.1 million and gross profit margin increased 480 basis points to 38.3%.

HSG’s gross profit increased $2.7 million or 22.2% for first quarter of fiscal 2013 and gross profit margin improved 420 basis points to 65.6% in the first quarter of fiscal 2013 from 61.4% in first quarter of fiscal 2012. This is primarily due to products gross profit margin improvement of 1,510 basis points as a result of growth in our traditional proprietary software as well as selling higher margin opportunities within both proprietary and remarketed products. Support, maintenance and subscription services gross profit margins increased 90 basis points as less labor resources were needed for maintenance of our products. Professional services gross profit margin increased 970 basis points as a result of efficient management of project labor within implementation services.

RSG’s gross profit decreased $0.4 million or 6.2% for first quarter of fiscal 2013 and gross profit margin increased 110 basis points to 19.5% in first quarter of fiscal 2013 compared with 18.4% in first quarter of fiscal 2012. This is primarily due to higher professional service margins yielding an improvement of 370 basis points as a result of growth in the overall professional services revenue and improved labor efficiencies. The support gross profit margins decreased approximately 300 basis points due to the mix within remarketed product support in the quarter. Products gross profit margin declined 100 basis points consistent with price compression associated with remarketed products in the market.

Operating expenses

Operating expenses, excluding the one-time charges for asset impairments and related charges and restructuring and related charges, decreased $3.5 million, or 14.6% in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. On a segment basis, HSG decreased $2.0 million, RSG decreased $0.1 million and Corporate decreased $1.4 million.

Product development. Product development includes all costs associated with research and development. Product development decreased $1.7 million or 20.9% in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. Product development expenses decreased $1.7 million in HSG and remained flat in RSG in first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This decrease in HSG is driven by the continued investment in internal resources to enhance the existing products, headcount savings associated with the fiscal 2012 restructuring and the development of our future platforms, which are capitalized rather than expensed during the period.

Sales and marketing. Sales and marketing increased $0.4 million or 6.4% in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. Sales and marketing expenses increased $0.5 million in HSG and decreased $0.1 million in RSG in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase in HSG is a result of continued investments in domestic and international sales resources, as well as certain incentive payments made to finalize prior year compensation plans. The decrease in RSG is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative. General and administrative decreased $1.8 million or 21.3% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. General and administrative expenses decreased $0.9 million in HSG and $0.9 million in Corporate, and remained flat in RSG. HSG expenses decreased as a result of lower employee related costs created by efficiencies in back-office processes. The Corporate savings are primarily the result of moving the corporate services from Solon, Ohio to Alpharetta, Georgia.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.3 million on a consolidated basis driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia, and the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

Amortization of intangibles. Amortization of intangibles decreased $0.1 million in the first quarter of fiscal 2013. This decrease is due to certain internal use software reaching their useful lives during fiscal 2012.

Asset impairments and related charges. During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result during fiscal 2012, we impaired the entire remaining assets of $8.6 million, and accrued the costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million. In the first quarter of fiscal 2013, we recorded in an additional $0.2 million related to the costs associated with this asset impairment.

Restructuring and related charges. Restructuring and related charges decreased $1.2 million or 52.0% in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012. In the first quarter of fiscal 2012, we announced restructuring actions, and recorded $2.4 million in restructuring charges, primarily comprised of severance and related benefits In the first quarter of fiscal 2013, we recorded an additional $1.1 million in restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. We expect to incur approximately $0.1 million in additional restructuring charges for severance and related benefits in the second quarter of fiscal 2013. Our restructuring actions are discussed further in Note 4, Restructuring and Related Charges.

Other (Income) Expenses

	Three months ended June 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Other (income) expenses
Interest income	$(4)	$(33)	$(29)	(87.9)%
Interest expense	151	338	187	55.3%
Other expense (income), net	143	(37)	(180)	(486.5)%

Total other expenses (income), net	$290	$268	$(22)	8.2%

Interest income. Interest income decreased during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 as a result of higher interest earned in the 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases, loans on corporate-owned life insurance policies and the amortization of deferred financing fees. Interest expense decreased $0.2 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to the elimination of deferred financing fees associated with our previous credit facility, which was terminated in July 2011.

Other (income) expenses, net. In the first quarter of fiscal 2013 compared to the first quarter of 2012, the $0.2 million increase of other (income) expenses primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar and a loss recognized in connection with our marketable securities (Rabbi Trust).

Income Taxes

	Three months ended June 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Income tax benefit	$(47)	$(1,751)	$(1,704)	nm
Effective tax rate	2.8%	20.3%

nm - not meaningful

We recorded an effective tax rate benefit from continuing operations of 2.8% in for the first quarter of fiscal 2013, compared with an effective tax rate benefit of 20.3% for the first quarter of fiscal 2012. For the first quarter of fiscal 2013, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include U.S. permanent book to tax differences.

For the first quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

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

Discontinued Operations

On May 28, 2011, Agilysys entered into a definitive agreement to sell the TSG business for an aggregate purchase price of $64.0 million in cash, subject to a possible downward adjustment based on final working capital, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. As such, the operating results of TSG, along with the gain on sale, have been reported as a component of discontinued operations in our Condensed Consolidated Statements of Operations for the periods presented.

For the three months ended June 30, 2012 and 2011 the income from discontinued operations was comprised of the following:

(In thousands)	2012	2011
Discontinued operations:
Net revenue	$—	$97,757
Income from operations of TSG	$—	$1,361
Income tax expense	—	710

Income from discontinued operations	$—	$651

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2012. We believe that cash flow from operating activities, cash on hand of $80.3 million as of June 30, 2012 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of June 30, 2012 and March 31, 2012, our total debt was approximately $0.8 million and $1.0 million, respectively, comprised of capital lease obligations in both periods.

At June 30, 2012, 100% of our cash and cash equivalents were deposited in bank accounts. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Three months ended June 30,
(In thousands)	2012	2011
Net cash (used in) provided by continuing operations:
Operating activities	$(19,807)	$(8,679)
Investing activities	2,817	(798)
Financing activities	(171)	(685)
Effect of exchange rate changes on cash	(90)	58

Cash flows used in continuing operations	(17,251)	(10,104)
Net operating and financing cash flows used in discontinued operations	—	(12,575)

Net decrease in cash and cash equivalents	$(17,251)	$(22,679)

Cash flow used in operating activities from continuing operations. Cash flows used in operating activities were $19.8 million and $8.7 million in the first quarter of fiscal 2013 and 2012, respectively. The use of cash during the first quarter of fiscal 2013 included $9.9 million of non-recurring payments including $6.2 million for BEP and SERP payments and $3.7 million in restructuring payments. Also contributing to the use of cash were the annual bonus payment of approximately $2.0 million and the $5.4 million in working capital movements related to timing of receipts from customers and payments to vendors.

The $8.7 million in cash used in operating activities in the first quarter of fiscal 2012 included $5.8 million in inventory, $5.4 million in deferred revenue, $2.3 million in accounts receivable and $1.0 million in income taxes payable. This was partially offset by $7.3 million in cash provided from accounts payable. The increase in inventory and accounts payable were a result of the higher sales volume in the first quarter of fiscal 2012.

Cash flow provided by (used in) investing activities from continuing operations. In the fiscal 2013, the $2.8 million in cash provided by investing activities was primarily comprised of the $4.3 million in funds from the marketable securities (Rabbi Trust), partially offset by $1.5 million used for the purchase of software, property and equipment. The funds from the Rabbi Trust were used to settle employee benefit obligations. The $1.5 million in capital expenditures was primarily internal capitalized software and capitalized product development technology.

In the first quarter of fiscal 2012, the $0.8 million in cash used in investing activities was primarily comprised the purchase of software, property and equipment.

Cash flow used in financing activities from continuing operations. During the first quarter of fiscal 2013, the $0.2 million used in financing activities was primarily comprised of payments on capital lease obligations.

The $0.7 million in cash used in financing activities in the first quarter of fiscal 2012 represented $0.3 million in principal payments on capital lease obligations and $0.2 million related to shares withheld for income taxes on the vesting or exercise of stock compensation awards.

Contractual Obligations

As of June 30, 2012, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2012.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2012. There have been no material changes in our significant accounting policies and estimates since March 31, 2012 except as discussed below.

Capitalized Software Development Costs. We capitalize certain costs related to the development of computer software. Capitalization of these costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of these costs ends when the resulting product is available for general release to the public. Amortization of the capitalized software is classified within products cost of goods sold in the Condensed Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Unamortized costs will be evaluated for indicators of impairment at each balance sheet date, and if impaired, written down to net realizable value. We capitalized approximately $1.0 million and $0.3 million during the three months ended June 30, 2012 and 2011, respectively. Amortization of capitalized software was $0.2 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of our Annual Report for the fiscal year ended March 31, 2012. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2012. There have been no material changes in our market risk exposures since March 31, 2012.

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

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations. We cannot give assurance, however, that an unfavorable outcome in one or more of these matters will not have a material effect on our results of operations for the period in which they are resolved.

On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses. The lawsuit purports to be a class action and seeks substantial damages. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. Our management believes, however, that the plaintiffs’ allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending these claims.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2012 that may materially affect our business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2012.

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

AGILYSYS, INC.

Date: August 9, 2012	/s/ Janine K. Seebeck
Janine K. Seebeck
Vice President Controller
(Principal Accounting Officer and Duly Authorized Officer)