Form 10-Q
period 2012-09-30
AGILYSYS INC
filed 2012-11-07
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of Common Shares of the registrant outstanding as of November 2, 2012 was 22,136,981.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 30, 2012	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$77,327	$97,587
Accounts receivable, net of allowances of $638 and $632, respectively	33,710	32,531
Inventories	12,164	15,710
Prepaid expenses	2,937	2,975
Other current assets	1,856	5,492
Total current assets	127,994	154,295
Property and equipment, net	15,396	16,504
Goodwill	15,223	15,198
Intangible assets, net	14,951	14,135
Other non-current assets	4,132	4,007
Total assets	$177,696	$204,139
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,048	$24,938
Deferred revenue	20,128	28,441
Accrued liabilities	11,515	23,983
Capital lease obligations, current	429	647
Total current liabilities	53,120	78,009
Deferred income taxes, non-current	5,170	5,135
Capital lease obligations, non-current	501	347
Other non-current liabilities	5,802	6,210
Commitments and contingencies (see Note 7)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,141,539 and 21,875,850 shares outstanding and September 30, 2012 and March 31, 2012, respectively	9,482	9,482
Treasury shares, 9,465,292 and 9,730,981 at September 30, 2012 and March 31, 2012, respectively	(2,839)	(2,919)
Capital in excess of stated value	(15,348)	(16,032)
Retained earnings	121,732	123,876
Accumulated other comprehensive income	76	31
Total shareholders' equity	113,103	114,438
Total liabilities and shareholders' equity	$177,696	$204,139

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net revenue:
Products	$24,934	$26,708	$49,052	$54,662
Support, maintenance and subscription services	19,506	17,904	37,942	35,429
Professional services	9,806	8,073	18,898	15,185
Total net revenue	54,246	52,685	105,892	105,276
Cost of goods sold:
Products	19,024	20,297	37,883	43,605
Support, maintenance and subscription services	7,069	6,579	13,868	13,047
Professional services	6,072	4,810	11,682	9,537
Total net cost of goods sold	32,165	31,686	63,433	66,189
Gross profit	22,081	20,999	42,459	39,087
	40.7%	39.9%	40.1%	37.1%
Operating expenses:
Product development	9,372	7,711	15,657	15,656
Sales and marketing	4,693	5,897	10,614	11,460
General and administrative	6,592	7,494	13,401	16,147
Depreciation of fixed assets	691	1,102	1,391	2,114
Amortization of intangibles	842	937	1,722	1,868
Asset impairments and related charges	—	—	208	—
Restructuring, severance and other charges	430	3,688	1,555	6,034
Operating loss	(539)	(5,830)	(2,089)	(14,192)
Other (income) expenses:
Interest income	(4)	(17)	(8)	(50)
Interest expense	18	539	169	877
Other (income) expenses, net	(161)	308	(18)	271
Loss before income taxes	(392)	(6,660)	(2,232)	(15,290)
Income tax benefit	(41)	(3,106)	(88)	(4,857)
Loss from continuing operations	(351)	(3,554)	(2,144)	(10,433)
Income from discontinued operations, net of taxes	—	10,487	—	11,138
Net (loss) income	$(351)	$6,933	$(2,144)	$705

(Loss) earnings per share - basic and diluted
Loss from continuing operations	$(0.02)	$(0.16)	$(0.10)	$(0.46)
Income from discontinued operations	—	0.46	—	0.49
Net (loss) income per share	$(0.02)	$0.30	$(0.10)	$0.03
Weighted average shares outstanding:
Basic and diluted	21,883	22,853	21,860	22,903

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$(351)	$6,933	$(2,144)	$705
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	136	(114)	49	(27)
Unrealized loss on sale of securities	—	(245)	(4)	(255)
Total comprehensive (loss) income	$(215)	$6,574	$(2,099)	$423

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	September 30,
	2012	2011
Operating activities
Net (loss) income	$(2,144)	$705
Less: Income from discontinued operations	—	11,138
Loss from continuing operations	(2,144)	(10,433)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	1,555	6,034
Payments for restructuring, severance and other charges	(5,938)	(998)
Asset impairments and related charges	208	—
Depreciation	1,391	2,114
Amortization	2,220	3,376
Share based compensation	831	1,989
Changes in operating assets and liabilities:
Accounts receivable	(1,171)	3,510
Inventories	2,773	(3,039)
Accounts payable	(4,101)	(1,935)
Deferred revenue	(8,242)	(8,881)
Accrued liabilities	(8,892)	4,239
Income taxes receivable	(274)	(763)
Other charges, net	12	(378)
Net cash used in operating activities from continuing operations	(21,772)	(5,165)
Net cash used in operating activities from discontinued operations	—	(27,132)
Net cash used in operating activities	(21,772)	(32,297)
Investing activities
Proceeds from sale of TSG	—	59,470
Proceeds from sale of marketable securities	4,347	2,036
Additional investments in corporate-owned life insurance policies and marketable securities	(42)	(68)
Capital expenditures	(2,405)	(1,464)
Net cash provided by investing activities from continuing operations	1,900	59,974
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by investing activities	1,900	59,974
Financing activities
Principal payments under long-term obligations	(399)	(551)
Exercise of employee stock options	67	122
Repurchase of common shares to satisfy employee tax withholding	(134)	(1,094)
Repurchase of common shares	—	(6,617)
Net cash used in financing activities from continuing operations	(466)	(8,140)
Net cash used in financing activities from discontinued operations	—	(78)
Net cash used in financing activities	(466)	(8,218)
Effect of exchange rate changes on cash	78	(151)
Cash flows (used in) provided by continuing operations	(20,260)	46,518
Cash flows used in discontinued operations	—	(27,210)
Net (decrease) increase in cash and cash equivalents	(20,260)	19,308
Cash and cash equivalents at beginning of period	97,587	74,354
Cash and cash equivalents at end of period	$77,327	$93,662

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys is a leading provider of innovative technology solutions for the hospitality and retail markets. Our intuitive solutions include property and lodging management, inventory and procurement, point-of-sale (“POS”), document management, mobile, wireless and other types of guest-engagement software. We also provide support, maintenance, resold hardware products and software hosting services. Our customers include retailers, casinos, resorts, restaurants and other customer-facing service providers, and a significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.

We operate extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. We have two operating segments: Hospitality Solutions Group (“HSG”) and Retail Solutions Group (“RSG”).

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

The Condensed Consolidated Balance Sheet as of September 30, 2012, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2012 and 2011, and the Condensed Consolidated Statements of Cash Flow for the six months ended September 2012 and 2011, have been prepared without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

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

During the first quarter of fiscal 2013, we recorded out-of-period adjustments to increase revenues, restructuring, severance and other charges and asset impairments and related charges by $0.3 million, $0.7 million and $0.2 million, respectively. The net impact of the adjustments increased our operating loss by $0.6 million and represents a correction of error. In fiscal 2012, we erroneously omitted certain revenue transactions, the costs associated with certain terminated individuals and certain third party development costs for our previously impaired developed technology. Pre-tax loss in the first quarter of fiscal 2013 increased by $0.6 million, or $(0.03) per share, due to these adjustments. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of this adjustment was immaterial to prior year’s financial statements as well as the full-year fiscal 2013 financial statements.

Capitalized Software Development Costs.  The capitalization of software development cost begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Condensed Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Unamortized costs will be evaluated for indicators of impairment at each balance sheet date, and if impaired, written down to net realizable value. We capitalized approximately $0.9 million and $0.6 million during the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $1.0 million during the six months ended September 30, 2012 and 2011, respectively. Amortization of capitalized software was $0.2 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.9 million for the six months ended September 30, 2012 and 2011, respectively.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other-Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This guidance is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted.

ASU No. 2012-02 is not expected to have a material impact on our consolidated financial statements or related disclosures.
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

3. Discontinued Operations
Sale of Assets and Operations of TSG – Fiscal 2012
In 2011, we sold our TSG business for an aggregate purchase price of $62.8 million in cash to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, we entered into a transition services agreement (“TSA”) with OnX, under which we provided certain transitional administrative and supportive services to OnX through January 31, 2012. In July 2011, our shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG have been reported as a component of discontinued operations in the Condensed Consolidated Statements of Operations for the periods presented.

Components of Results of Discontinued Operations
For the three and six months ended September 30, 2012 and 2011 the income from discontinued operations was comprised of the following:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Discontinued operations:
Net revenue	$—	$26,050	$—	$123,807

Loss from operations of TSG	$—	$(3,142)	$—	$(1,781)
Gain on sale of TSG	—	20,686	—	20,686
Income on sale of TSG	—	17,544	—	18,905
Income tax expense	—	7,057	—	7,767
Income from discontinued operations	$—	$10,487	$—	$11,138

4. Restructuring Charges
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

Fiscal 2012 Restructuring Activity
In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and has impacted approximately 130 employees. To date, we have recorded $12.1 million in restructuring charges, of which $1.2 million was recorded in the first half of fiscal 2013, related to the fiscal 2012 restructuring activity. These charges were primarily comprised of severance and related benefits. On a segment basis, these restructuring costs totaled $2.6 million, $0.6 million, and $8.9 million for HSG, RSG and Corporate/Other, respectively. As of September 30, 2012, we had a remaining liability of approximately $1.2 million recorded for fiscal 2012 restructuring activity. As a result of taking these restructuring actions, we expect to realize between $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the fiscal 2012 run rate. The remaining savings are being realized during fiscal 2013.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of September 30, 2012, we had approximately $0.4 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges between fiscal 2013 and fiscal 2014 for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			September 30,
(In thousands)	2012	Provision	Payments	2012
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$5,507	$1,268	$(5,661)	$1,114
Facilities costs	297	(64)	(145)	88
Fiscal 2009 Restructuring Plan:
Facilities costs	495	9	(132)	372
Total restructuring costs	$6,299	$1,213	$(5,938)	$1,574

Approximately $0.4 million of the severance and other employment costs will be paid in fiscal 2013 and the remaining $0.7 million will be paid in fiscal 2014. Approximately $0.3 million of facilities obligations will be paid during fiscal 2013 and the remaining $0.2 million will be paid in fiscal 2014.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2012	March 31, 2012
Other non-current assets:
Corporate owned life insurance policies	$3,555	$3,458
Other	577	549
Total	$4,132	$4,007
Accrued liabilities:
Salaries, wages, and related benefits	$6,322	$7,397
BEP obligations (1)	—	2,948
SERP obligations (1)	—	3,323
Restructuring liabilities	1,185	5,447
Other taxes payable	1,877	1,976
Income taxes payable	325	322
Other	1,806	2,570
Total	$11,515	$23,983
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$2,854	$3,135
Deferred rent	2,276	2,013
Restructuring liabilities	389	852
Other	283	210
Total	$5,802	$6,210

(1) BEP and SERP obligations were fulfilled in April 2012.

6. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months and six months ended September 30, 2012 and 2011:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Income tax benefit	$(41)	$(3,106)	$(88)	$(4,857)
Effective tax rate	10.45%	46.7%	3.9%	31.8%

For the three and six months ended September 30, 2012, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

For the three and six months ended September 30, 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

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

On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses.  The lawsuit purports to be a class action and seeks substantial damages. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. Our management believes that the plaintiffs' allegations are without merit and that their claims are not appropriate for class action treatment. We are vigorously defending these claims.

8. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Numerator:
Loss from continuing operations - basic and diluted	$(351)	$(3,554)	$(2,144)	$(10,433)
Income from discontinued operations - basic and diluted	—	10,487	—	11,138
Net (loss) income - basic and diluted	$(351)	$6,933	$(2,144)	$705
Denominator:
Weighted average shares outstanding - basic and diluted	21,883	22,853	21,860	22,903
(Loss) earnings per share - basic and diluted:
Loss from continuing operations	$(0.02)	$(0.16)	$(0.10)	$(0.46)
Income from discontinued operations	—	0.46	—	0.49
Net (loss) income per share	$(0.02)	$0.30	$(0.10)	$0.03

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 241,412 and 135,668 of restricted shares and performance shares at September 30, 2012 and 2011, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive.

In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for the three and six months ended September 30, 2012 and 2011, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

For each of the three and six months ended September 30, 2012 and 2011, stock options and SSARs on 1.6 million and 2.6 million common shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Product development	$154	$58	$222	$171
Sales and marketing	42	46	57	160
General and administrative	282	406	552	1,658
Total share-based compensation expense	$478	$510	$831	$1,989

Stock Options
The following table summarizes the activity during the six months ended September 30, 2012 for stock options awarded under the 2006 Plan:

No stock options were granted during the six months ended September 30, 2012.

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2012	971,001	$13.52
Exercised	(66,667)	2.51
Cancelled/expired	(100,334)	14.02
Outstanding and exercisable at September 30, 2012	804,000	$14.38	3.45	$246

A total of 46,519 shares, net of 11,660 shares withheld to cover the applicable exercise price of the award and 8,488 shares withheld to cover the employee's minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first half of fiscal 2013.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the six months ended September 30, 2012 for SSARs awarded under the 2011 and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2012	606,834	$6.91
Granted	318,607	7.52
Exercised	(138,207)	6.56
Forfeited	(31,877)	7.42
Outstanding at September 30, 2012	755,357	$7.21	7.76	$1,053
Exercisable at September 30, 2012	305,499	$6.68	5.23	$587

As of September 30, 2012, total unrecognized stock based compensation expense related to non-vested SSARs was $1.6 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years.

A total of 19,100 shares, net of 9,267 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the six months ended September 30, 2012. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2012 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	48,558	$7.80
Granted	190,376	7.80
Vested	(7,000)	7.42
Forfeited	(12,743)	7.42
Outstanding at September 30, 2012	219,191	$7.84

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. Compensation expense related to restricted share awards is recognized ratably over the restriction period based upon the closing market price of our common shares on the grant date. As of September 30, 2012, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In the first half of fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals within a two-year period.

The following table summarizes the activity during the six months ended September 30, 2012 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	$—	$—
Granted	17,728	8.64
Outstanding at September 30, 2012	$17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of September 30, 2012, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2012.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,555	$—	$—	$3,555

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale restricted marketable securities — current	$4,408	$4,408	$—	$—
Corporate-owned life insurance — non-current	3,458	—	—	3,458
Liabilities:
BEP —current	2,948	—	2,948	—

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the six months ended September 30, 2012 and 2011:

	Level 3 assets and liabilities
(In thousands)	2012	2011
Corporate-owned life insurance:
Balance on April 1	$3,458	$3,323
Unrealized gain relating to instruments held at reporting date	55	68
Purchases, sales, issuances and settlements, net	42	46
Balance on September 30	$3,555	$3,437

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$15,223	$—	$—	$15,223
Intangible assets	14,951	—	—	14,951

Liabilities:
Restructuring liabilities — current	$1,185	$—	$—	$1,185
Other employee benefit plan obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	389	—	—	389

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$15,198	$—	$—	$15,198
Intangible assets	14,135	—	—	14,135
Liabilities:
SERP obligations — current	$3,323	$—	$—	$3,323
Restructuring liabilities — current	5,447	—	—	5,447
Other employee benefit plans obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	852	—	—	852

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the six months ended September 30, 2012 and 2011:

	Level 3 assets and liabilities
	Six months ended September 30, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$14,135	$3,323	$196	$6,299
Foreign currency translation adjustment	25	—	—	—	—
Amortization	—	(1,077)	—	—	—
Purchases	—	—	—	—	1,213
Provisions, payments and other charges (net)	—	1,893	(3,323)	—	(5,938)
Balance at September 30, 2012	$15,223	$14,951	$—	$196	$1,574

	Level 3 assets and liabilities
	Six months ended September 30, 2011
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,791	$305	$733
Foreign currency translation adjustment	(107)	—	—	—	—
Amortization	—	(1,532)	—	—	—
Purchases	—	—	—	—	4,716
Provisions, payments and other charges (net)	—	959	61	—	(998)
Balance at September 30, 2011	$15,104	$21,962	$5,852	$305	$4,451

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

The following tables present segment profit and related information for each of our reportable segments for the three and six months ended September 30, 2012 and 2011.

(In thousands)	Reportable Segments		Corporate/
	HSG	RSG	Other	Consolidated
Three Months Ended September 30, 2012
Total revenue:
Products	$7,281	$17,653	$—	$24,934
Support, maintenance and subscription services	12,963	6,799	—	19,762
Professional services	3,989	5,812	—	9,801
Elimination of intersegment revenue	—	(251)	—	(251)
Revenue from external customers	$24,233	$30,013	—	$54,246

Gross profit	$15,857	$6,224	$—	$22,081
Gross profit margin	65.4%	20.7%		40.7%

Operating income (loss)	$3,212	$2,124	$(5,875)	$(539)
Interest expense, net	—	—	14	14
Other income, net	—	—	(161)	(161)
Income (loss) from continuing operations before income taxes	$3,212	$2,124	$(5,728)	$(392)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$661	$170	$702	$1,533
Restructuring, severance and other charges	$322	$—	$108	$430

Three Months Ended September 30, 2011
Total revenue:
Products	$7,235	$19,473	$—	$26,708
Support, maintenance and subscription services	11,411	6,709	—	18,120
Professional services	3,630	4,443	—	8,073
Elimination of intersegment revenue	—	(216)	—	(216)
Revenue from external customers	$22,276	$30,409	—	$52,685

Gross profit	$14,233	$6,766	$—	$20,999
Gross profit margin	63.9%	22.2%		39.9%

Operating income (loss)	$1,189	$1,921	$(8,940)	$(5,830)
Interest expense, net	—	—	522	522
Other expense, net	—	—	308	308
Income (loss) from continuing operations before income taxes	$1,189	$1,921	$(9,770)	$(6,660)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$649	$154	$1,236	$2,039
Restructuring, severance and other charges	$619	$231	$2,838	$3,688

(In thousands)	Reportable Segments		Corporate/
	HSG	RSG	Other	Consolidated
Six Months Ended September 30, 2012
Total revenue:
Products	$13,836	$35,216	$—	$49,052
Support, maintenance and subscription services	25,356	13,066	—	38,422
Professional services	7,429	11,494	—	18,923
Elimination of intersegment revenue	(30)	(475)	—	(505)
Revenue from external customers	$46,591	$59,301	$—	$105,892

Gross profit	$30,522	$11,937	$—	$42,459
Gross profit margin	65.5%	20.1%		40.1%

Operating income (loss)	$6,256	$3,842	$(12,187)	$(2,089)
Interest expense, net	—	—	161	161
Other income, net	—	—	(18)	(18)
Income (loss) from continuing operations before income taxes	$6,256	$3,842	$(12,330)	$(2,232)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$1,325	$310	$1,478	$3,113
Asset impairments and related charges	$208	—	—	$208
Restructuring, severance and other charges	$915	—	$640	$1,555

Six Months Ended September 30, 2011
Total revenue:
Products	$11,781	$42,881	$—	$54,662
Support, maintenance and subscription services	23,048	12,776	—	35,824
Professional services	6,981	8,204	—	15,185
Elimination of intersegment revenue	—	(395)	—	(395)
Revenue from external customers	$41,810	$63,466	$—	$105,276

Gross profit	$26,230	$12,857	$—	$39,087
Gross profit margin	62.7%	20.3%		37.1%

Operating (loss) income	$211	$3,730	$(18,133)	$(14,192)
Interest expense, net	—	—	827	827
Other expense, net	—	—	271	271
Income (loss) from continuing operations before income taxes	$211	$3,730	$(19,231)	$(15,290)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$1,238	$304	$2,440	$3,982
Restructuring, severance and other charges	$806	$365	$4,863	$6,034

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission (“SEC”). This discussion should read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2012. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 38 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2012 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading provider of innovative technology solutions for the hospitality and retail markets. Our intuitive solutions include property and lodging management, inventory and procurement, point-of-sale (“POS”), document management, mobile, wireless and other types of guest-engagement software. We also provide support, maintenance, resold hardware products and software hosting services. Our customers include retailers, casinos, resorts, restaurants and other customer-facing service providers, and a significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.
We operate extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. We have two operating segments: Hospitality Solutions Group (“HSG”) and Retail Solutions Group (“RSG”).
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

Revenue - Defined

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

Results of Operations

Second Fiscal Quarter 2013 Compared to Second Fiscal Quarter 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$24,934	$26,708	$(1,774)	(6.6)%
Support, maintenance and subscription services	19,506	17,904	1,602	8.9%
Professional services	9,806	8,073	1,733	21.5%
Total	54,246	52,685	1,561	3.0%
Cost of goods sold:
Products	19,024	20,297	(1,273)	(6.3)%
Support, maintenance and subscription services	7,069	6,579	490	7.4%
Professional services	6,072	4,810	1,262	26.2%
Total	32,165	31,686	479	1.5%
Gross profit	22,081	20,999	1,082	5.2%
Gross profit margin	40.7%	39.9%
Operating expenses:
Product development	9,372	7,711	1,661	21.5%
Sales and marketing	4,693	5,897	(1,204)	(20.4)%
General and administrative	6,592	7,494	(902)	(12.0)%
Depreciation of fixed assets	691	1,102	(411)	(37.3)%
Amortization of intangibles	842	937	(95)	(10.1)%
Restructuring, severance and other charges	430	3,688	(3,258)	(88.3)%
Operating loss	$(539)	$(5,830)	$5,291	(90.8)%
Operating loss percentage	(1.0)%	(11.1)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2012	2011
Net revenue:
Products	46.0%	50.7%
Support, maintenance and subscription services	36.0	34.0
Professional services	18.0	15.3
Total	100.0	100.0
Cost of goods sold:
Products	35.1	38.5
Support, maintenance and subscription services	13.0	12.5
Professional services	11.2	9.1
Total	59.3	60.1
Gross profit	40.7	39.9
Operating expenses:
Product development	17.3	14.6
Sales and marketing	8.7	11.2
General and administrative	12.2	14.2
Depreciation of fixed assets	1.3	2.1
Amortization of intangibles	1.6	1.8
Restructuring, severance and other charges	0.8	7.0
Operating loss	(1.0)%	(11.1)%

The following table presents our revenue and operating results by business segment for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$7,281	$7,235	$46	0.6%
Support, maintenance and subscription services	12,958	11,411	1,547	13.6%
Professional services	3,994	3,630	364	10.0%
Total revenue from external customers	24,233	22,276	1,957	8.8%
Gross profit	$15,857	$14,233	$1,624	11.4%
Gross profit margin	65.4%	63.9%
Operating income	$3,212	$1,189	$2,023	170.1%
Retail (RSG)
Revenue from external customers:
Products	$17,653	$19,473	$(1,820)	(9.3)%
Support, maintenance and subscription services	6,548	6,493	55	0.8%
Professional services	5,812	4,443	1,369	30.8%
Total revenue from external customers	30,013	30,409	(396)	(1.3)%
Gross profit	$6,224	$6,766	$(542)	(8.0)%
Gross profit margin	20.7%	22.2%
Operating income	$2,124	$1,921	$203	10.6%
Total reportable business segments
Total revenue from external customers	$54,246	$52,685	$1,561	3.0%
Gross profit	$22,081	$20,999	$1,082	5.2%
Gross profit margin	40.7%	39.9%
Operating income	$5,336	$3,110	$2,226	71.6%
Corporate/Other
Operating loss	$(5,875)	$(8,940)	$3,065	(34.3)%
Total Company
Total revenue from external customers	$54,246	$52,685	$1,561	3.0%
Gross profit	$22,081	$20,999	$1,082	5.2%
Gross profit margin	40.7%	39.9%
Operating loss	$(539)	$(5,830)	$5,291	(90.8)%

Net revenue.  Total net revenue increased $1.6 million, or 3.0%, during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Products revenue decreased $1.8 million, or 6.6%, while support and maintenance and subscription services revenue increased $1.6 million, or 8.9%, and professional services revenue increased $1.7 million, or 21.5%.

HSG’s revenue increased $2.0 million or 8.8% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase in products revenue was primarily the result of the combination of organic growth in our traditional software licenses. The $1.5 million, or 13.5%, increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from traditional proprietary products. The $0.4 million, or 10.0%, increase in professional services is due to the growth in services consistent with growth in our traditional software licenses.

RSG’s revenue decreased $0.4 million, or 1.3%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. We experienced a decline in products revenue of approximately $1.8 million, or 9.3%, as a result of the prior year quarter including hardware sales that did not repeat in the current quarter. This was partially offset by an increase in professional services revenue of $1.4 million, or 30.8%, and is the result of the implementations related to several multi-location, multi-year contracts for remarketed products.

Gross profit and gross profit margin.  Our total gross profit increased $1.1 million, or 5.2%, for second quarter of fiscal 2013 and total gross profit margin increased 90 basis points to 40.7%. Products gross profit decreased $0.5 million and gross profit margin decreased 30 basis points to 23.7%. Support, maintenance and subscription services gross profit increased $1.1 million and gross margin increased 50 basis points to 63.8%. Professional services gross margin increased $0.5 million while gross profit margin decreased 230 basis points to 38.1%.

HSG’s gross profit increased $1.6 million, or 11.4%, for second quarter of fiscal 2013 and gross profit margin improved 150 basis points to 65.4% in the second quarter of fiscal 2013 from 63.9% in second quarter of fiscal 2012. Products gross profit margin improved 10 basis points mainly as a result of growth in our higher margin traditional proprietary software. Support, maintenance and subscription services gross profit margins increased 250 basis points as less labor resources were needed for maintenance of our products. Professional services gross profit margin decreased 310 basis points as a result of the mix in services revenue being more weighted towards lower margin installation services.

RSG’s gross profit decreased $0.5 million, or 8.0%, for second quarter of fiscal 2013 and gross profit margin decreased 150 basis points to 20.7% in second quarter of fiscal 2013 compared with 22.2% in second quarter of fiscal 2012. Products gross profit margin declined 140 basis points consistent with price compression associated with remarketed products in the overall market. The support gross profit margins decreased approximately 670 basis points due to the mix within remarketed and proprietary product support in the quarter. Services gross margin had a slight decrease of 20 basis points.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, decreased $0.9 million, or 4.1%, in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. On a segment basis, HSG decreased $0.1 million, RSG decreased $0.5 million and Corporate decreased $0.3 million.

Product development.  Product development includes all costs associated with research and development. Product development increased $1.7 million, or 21.5% in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. Product development expenses increased $1.4 million in HSG and $0.3 million in RSG in second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. This increase in HSG is driven by the continued investment in internal resources to enhance the existing products and the early stage development of our future platforms. The increase in RSG is mainly driven by headcount and related costs.

Sales and marketing.  Sales and marketing decreased $1.2 million, or 20.3%, in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. Sales and marketing expenses decreased $0.7 million in HSG and $0.5 million in RSG in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The decrease in both HSG and RSG is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative.  General and administrative decreased $0.9 million, or 12.0%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. General and administrative expenses decreased $0.8 million in HSG and $0.3 million in RSG and increased $0.2 million in Corporate. HSG and RSG expenses decreased as a result of lower employee related costs created by efficiencies in back-office processes. The increase in Corporate is primarily the result of operating expenses associated with internal system maintenance.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $0.4 million on a consolidated basis driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia as well as the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

Amortization of intangibles.  Amortization of intangibles decreased $0.1 million in the second quarter of fiscal 2013. This decrease is due to certain internal use software reaching their useful lives during fiscal 2012.

Restructuring, severance and other charges.  Restructuring, severance and other charges decreased $3.3 million or 88.3% in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012. In the second quarter of fiscal 2012, we recorded $2.4 million in restructuring charges, primarily comprised of severance and related benefits and $1.3 million in accelerated depreciation related to closing the Solon, Ohio location. In the second quarter of fiscal 2013, we recorded an additional $0.1 million in restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. In addition, we recorded $0.3 million in charges for severance related to certain employees within the HSG segment. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Other (Income) Expenses

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Other (income) expenses:
Interest income	$(4)	$(17)	$(13)	(76.5)%
Interest expense	18	539	521	96.7%
Other (income) expenses, net	(161)	308	469	152.3%
Total other (income) expenses, net	$(147)	$830	$977	117.7%

Interest income.  Interest income decreased during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 as a result of higher interest earned in the 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases, loans on corporate-owned life insurance policies and the amortization of deferred financing fees. Interest expense decreased $0.5 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. We terminated an existing credit facility in July 2011 and immediately expensed approximately $0.4 million in unamortized deferred financing fees related to the credit facility.

Other (income) expenses, net.  In the second quarter of fiscal 2013 compared to the second quarter of 2012, the $0.5 million increase of other (income) expenses primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar and a loss recognized in connection with our marketable securities (Rabbi Trust).

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Income tax benefit	$(41)	$(3,106)	$(3,065)	nm
Effective tax rate	10.5%	46.7%

nm - not meaningful

For the second quarter of fiscal 2013, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

For the second quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.3 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

First Half of Fiscal 2013 Compared to First Half of Fiscal 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2012 and 2011:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$49,052	$54,662	$(5,610)	(10.3)%
Support, maintenance and subscription services	37,942	35,429	2,513	7.1%
Professional services	18,898	15,185	3,713	24.5%
Total	105,892	105,276	616	0.6%
Cost of goods sold:
Products	37,883	43,605	(5,722)	(13.1)%
Support, maintenance and subscription services	13,868	13,047	821	6.3%
Professional services	11,682	9,537	2,145	22.5%
Total	63,433	66,189	(2,756)	(4.2)%
Gross profit	42,459	39,087	3,372	8.6%
Gross profit margin	40.1%	37.1%
Operating expenses:
Product development	15,657	15,656	1	nm
Sales and marketing	10,614	11,460	(846)	(7.4)%
General and administrative	13,401	16,147	(2,746)	(17.0)%
Depreciation of fixed assets	1,391	2,114	(723)	(34.2)%
Amortization of intangibles	1,722	1,868	(146)	(7.8)%
Asset impairments and related charges	208	—	208	nm
Restructuring, severance and other charges	1,555	6,034	(4,479)	(74.2)%
Operating loss	$(2,089)	$(14,192)	$12,103	(85.3)%
Operating loss percentage	(2.0)%	(13.5)%

nm - not meaningful.

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
	2012	2011
Net revenue:
Products	46.3%	51.9%
Support, maintenance and subscription services	35.8	33.7
Professional services	17.9	14.4
Total	100.0	100.0
Cost of goods sold:
Products	35.8	41.4
Support, maintenance and subscription services	13.1	12.4
Professional services	11.0	9.1
Total	59.9	62.9
Gross profit	40.1	37.1
Operating expenses:
Product development	14.8	14.9
Sales and marketing	10.0	10.9
General and administrative	12.7	15.3
Depreciation of fixed assets	1.3	2.0
Amortization of intangibles	1.6	1.8
Asset impairments and related charges	0.2	—
Restructuring, severance and other charges	1.5	5.7
Operating loss	(2.0)%	(13.5)%

The following table presents our revenue and operating results by business segment for the six months ended September 30, 2012 and 2011:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$13,836	$11,781	$2,055	17.4%
Support, maintenance and subscription services	25,351	23,048	2,303	10.0%
Professional services	7,404	6,981	423	6.1%
Total revenue from external customers	46,591	41,810	4,781	11.4%
Gross profit	$30,522	$26,230	$4,292	16.4%
Gross profit margin	65.5%	62.7%
Operating income (loss)	$6,256	$211	$6,045	2,864.9%
Retail (RSG)
Revenue from external customers:
Products	$35,216	$42,881	$(7,665)	(17.9)%
Support, maintenance and subscription services	12,591	12,381	210	1.7%
Professional services	11,494	8,204	3,290	40.1%
Total revenue from external customers	59,301	63,466	(4,165)	(6.6)%
Gross profit	$11,937	$12,857	$(920)	(7.2)%
Gross profit margin	20.1%	20.3%
Operating income	$3,842	$3,730	$112	3.0%
Total reportable business segments
Total revenue from external customers	$105,892	$105,276	$616	0.6%
Gross profit	$42,459	$39,087	$3,372	8.6%
Gross profit margin	40.1%	37.1%
Operating income	$10,098	$3,941	$6,157	156.2%
Corporate/Other
Operating loss	$(12,187)	$(18,133)	$5,946	(32.8)%
Total Company
Total revenue from external customers	$105,892	$105,276	$616	0.6%
Gross profit	$42,459	$39,087	$3,372	8.6%
Gross profit margin	40.1%	37.1%
Operating loss	$(2,089)	$(14,192)	$12,103	(85.3)%

Net revenue.  Total net revenue increased $0.6 million, or 0.6%, during the first half of fiscal 2013 compared to the first half of fiscal 2012. Products revenue decreased $5.6 million, or 10.2%, while support and maintenance and subscription services revenue increased $2.5 million, or 7.1%, and professional services revenue increased $3.7 million, or 24.5%.

HSG’s revenue increased $4.8 million, or 11.5%, in the first half of fiscal 2013 compared to the first half of fiscal 2012. The $2.1 million, or 17.6%, increase in products revenue was the result of the combination of organic growth in our traditional software licenses and the negative impact in the first half of fiscal 2012 of certain errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated in the first half of fiscal 2012 was approximately $1.2 million (see Note 2, Summary of Significant Accounting Policies). The $2.3 million or 10.0% increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from traditional proprietary products. Professional services was relatively flat with an increase of $0.4 million, or 6.1%.

RSG’s revenue decreased $4.2 million, or 6.6%, in the first half of fiscal 2013 compared to the first half of fiscal 2012.

We experienced a decline in products revenue of approximately $7.7 million, or 17.9%, as a result of the prior year including several hardware sales that did not repeat in fiscal 2013. This was partially offset by an increase in professional services revenue of $3.3 million, or 40.1%, and is the result of the implementations related to several multi-location, multi-year contracts for remarketed products.

Gross profit and gross profit margin.  Our total gross profit increased $3.4 million or 8.7% for first half of fiscal 2013 and total gross profit margin increased 300 basis points to 40.1%. Products gross profit increased $0.1 million and gross profit margin increased 260 basis points to 22.8%. Support, maintenance and subscription services gross profit increased $1.7 million and gross margin percentage remained relatively the same at 63.4%. Professional services gross margin increased $1.6 million and gross profit margin increased 100 basis points to 38.2%.

HSG’s gross profit increased $4.3 million or 16.4% for first half of fiscal 2013 and gross profit margin improved 280 basis points to 65.5% in the first half of fiscal 2013 from 62.7% in first half of fiscal 2012. This increase is primarily due to products gross profit margin improvement of 570 basis points as a result of growth in our traditional proprietary software as well as selling higher margin opportunities within both proprietary and remarketed products. Support, maintenance and subscription services gross profit margins increased 170 basis points as less labor resources were needed for maintenance of our products. Professional services gross profit margin increased 310 basis points as a result of efficient management of project labor within implementation services.

RSG’s gross profit decreased $0.9 million or 7.2% for first half of fiscal 2013 and gross profit margin decreased 20 basis points to 20.1% in first half of fiscal 2013 compared with 20.3% in first half of fiscal 2012. Products gross profit margin declined 110 basis points consistent with price compression associated with remarketed products in the overall market. The support gross profit margins decreased 500 basis points due to the mix within remarketed and proprietary product support in fiscal 2013. This is partially offset by professional service margins yielding an improvement of 170 basis points as a result of growth in the overall professional services revenue and improved labor efficiencies.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, decreased $4.4 million, or 9.4%, in the first half of fiscal 2013 compared with the first half of fiscal 2012. On a segment basis, HSG decreased $2.0 million, RSG decreased $0.7 million and Corporate decreased $1.7 million.

Product development.  Product development includes all costs associated with research and development. Product development was flat in the first half of fiscal 2013 compared with the first half of fiscal 2012. Product development expenses decreased $0.3 million in HSG, offset by an increase of $0.3 million in RSG in first half of fiscal 2013 compared to the first half of fiscal 2012. This decrease in HSG is driven by the headcount savings associated with the fiscal 2012 restructuring, offset by the early stage development costs of our future platforms. RSG is mainly driven headcount and related costs.

Sales and marketing.  Sales and marketing decreased $0.8 million or 7.3% in the first half of fiscal 2013 compared with the first half of fiscal 2012. Sales and marketing expenses decreased $0.1 million in HSG and decreased $0.7 million in RSG in the first half of fiscal 2013 compared to the first half of fiscal 2012. HSG remained relatively flat with continued investments in domestic and international sales resources, offsetting fiscal 2012 restructuring initiatives. The decrease in RSG is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative.  General and administrative decreased $2.7 million or 17.0% in the first half of fiscal 2013 compared to the first half of fiscal 2012. General and administrative expenses decreased $1.7 million in HSG, $0.3 million in RSG and $0.7 million in Corporate. HSG and RSG expenses decreased as a result of lower employee related costs created by efficiencies in back-office processes. The Corporate savings are primarily the result of moving the corporate services from Solon, Ohio to Alpharetta, Georgia.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $0.7 million on a consolidated basis driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia, and the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

Amortization of intangibles.  Amortization of intangibles decreased $0.1 million in the first half of fiscal 2013. This decrease is due to certain internal use software reaching their useful lives during fiscal 2012.

Asset impairments and related charges.  During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result during fiscal 2012, we impaired the entire remaining assets of $8.6 million, and accrued the costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million. In the first half of fiscal 2013, we recorded in an additional $0.2 million related to the costs associated with this asset impairment.

Restructuring, severance and other charges.  Restructuring, severance and other charges decreased $4.5 million in the first half of fiscal 2013, compared to the first half of fiscal 2012. In the first half of fiscal 2012, we announced restructuring actions, and recorded $6.0 million in restructuring charges, primarily comprised of severance and related benefits In the first half of fiscal 2013, we recorded an additional $1.2 million in restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. In addition, we recorded $0.3 million in severance costs during the second quarter. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Other (Income) Expenses

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Other (income) expenses
Interest income	$(8)	$(50)	$(42)	(84.0)%
Interest expense	169	877	708	80.7%
Other expense (income), net	(18)	271	289	106.6%
Total other expenses (income), net	$143	$1,098	$955	87.0%

Interest income.  Interest income decreased during the first half of fiscal 2013 compared to the first half of fiscal 2012 as a result of higher interest earned in the 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases, loans on corporate-owned life insurance policies and the amortization of deferred financing fees. Interest expense decreased $0.7 million in the first half of fiscal 2013 compared to the first half of fiscal 2012. We terminated an existing credit facility in July 2011 and immediately expensed approximately $0.4 million in unamortized deferred financing fees related to the credit facility.

Other (income) expenses, net.  In the first half of fiscal 2013 compared to the first half of 2012, the $0.3 million increase of other (income) expenses primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar and a loss recognized in connection with our marketable securities (Rabbi Trust).

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Income tax benefit	$(88)	$(4,857)	$4,769	nm
Effective tax rate	3.9%	31.8%

nm - not meaningful

For the first half of fiscal 2013, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

For the first half of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items effecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.3 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Discontinued Operations

In 2011, Agilysys entered into a definitive agreement to sell the TSG business for an aggregate purchase price of $62.8 million in cash, net of the final working capital adjustment, to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. As such, the operating results of TSG, along with the gain on sale, have been reported as a component of discontinued operations in our Condensed Consolidated Statements of Operations for the periods presented.

For the three and six months ended September 30, 2012 and 2011 the income from discontinued operations was comprised of the following:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Discontinued operations:
Net revenue	$—	$26,050	$—	$123,807

Loss from operations of TSG	$—	$(3,142)	$—	$(1,781)
Gain on sale of TSG	—	20,686	—	20,686
Income on sale of TSG	—	17,544	—	18,905
Income tax expense	—	7,057	—	7,767
Income from discontinued operations	$—	$10,487	$—	$11,138

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at September 30, 2012. We believe that cash flow from operating activities, cash on hand of $77.3 million as of September 30, 2012 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of September 30, 2012 and March 31, 2012, our total debt was approximately $0.9 million and $1.0 million, respectively, comprised of capital lease obligations in both periods.

At September 30, 2012, 100% of our cash and cash equivalents were deposited in bank accounts. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2012	2011
Net cash (used in) provided by continuing operations:
Operating activities	$(21,772)	$(5,165)
Investing activities	1,900	59,974
Financing activities	(466)	(8,140)
Effect of exchange rate changes on cash	78	(151)
Cash flows (used in) provided by continuing operations	(20,260)	46,518
Net operating and financing cash flows used in discontinued operations	—	(27,210)
Net (decrease) increase in cash and cash equivalents	$(20,260)	$19,308

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $21.8 million and $5.2 million in the first half of fiscal 2013 and 2012, respectively. The use of cash during the first half of fiscal 2013 included $12.1 million of non-recurring payments including $6.2 million for BEP and SERP payments and $5.9 million in restructuring payments. Also contributing to the use of cash were the annual bonus payment of approximately $2.0 million and the $3.8 million in working capital movements related to timing of receipts from customers and payments to vendors.

The $5.2 million in cash used in operating activities in the first half of fiscal 2012 included a decrease $8.9 million in deferred revenues as we recognized amounts for services performed during the period. Also contributing to the use of cash is the $3.0 million in comprised mainly of inventory related to equipment purchased for customer orders that did not ship until September 30, 2011. This is offset by a $3.5 million reduction in accounts receivable that reflects an improvement in collections and and a $4.2 million reduction in accrued liabilities.

Cash flow provided by investing activities from continuing operations. In the fiscal 2013, the $1.9 million in cash provided by investing activities was primarily comprised of the $4.3 million in funds from the marketable securities (Rabbi Trust), partially offset by $2.4 million used for the purchase of software, property and equipment. The funds from the Rabbi Trust were used to settle employee benefit obligations. The $2.4 million in capital expenditures was primarily capitalized product development technology, leasehold improvements and computer equipment.

In the first half of fiscal 2012, the $60.0 million in cash provided by investing activities was primarily comprised of the 59.5 million in proceeds received from the sale of TSG and $2.0 million in proceeds from the Rabbi Trust, which were used to settle employee benefit obligations. This was partially offset by $1.5 million used for the purchase of software, property and equipment.

Cash flow used in financing activities from continuing operations.  During the first half of fiscal 2013, the $0.5 million used in financing activities was primarily comprised of payments on capital lease obligations.

The $8.1 million in cash used in financing activities in the first half of fiscal 2012 represented $6.6 million for repurchase of our common shares, $0.5 million in principal payments on capital lease obligations and $1.0 million related to shares withheld for income taxes on the vesting or exercise of stock compensation awards.

Contractual Obligations

In August 2012, we entered into a 65-month lease for approximately 5,500 square feet of office facilities located in Bellevue, Washington. The lease term will commence upon the completion of certain agreed-upon leasehold improvements. We expect this to result is an increase to the our contractual obligations of approximately $0.2 million per year in rental payments between fiscal 2014 and 2018.

As of September 30, 2012, there were no other significant changes to our contractual obligations as presented in our

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

Capitalized Software Development Costs.  We capitalize certain costs related to the development of computer software. Capitalization of these costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of these costs ends when the resulting product is available for general release to the public. Amortization of the capitalized software is classified within products cost of goods sold in the Condensed Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product. Unamortized costs will be evaluated for indicators of impairment at each balance sheet date, and if impaired, written down to net realizable value. We capitalized approximately $0.9 million and $0.6 million during the three months ended September 30, 2012 and 2011, respectively and $1.9 million and $1.0 million during the six months ended September 30, 2012 and 2011, respectively. Amortization of capitalized software was $0.2 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.9 million for the six months ended September 30, 2012 and 2011.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of our Annual Report for the fiscal year ended March 31, 2012. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets

at September 30, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2012.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date: November 7, 2012	/s/ Janine K. Seebeck
Janine K. Seebeck
Vice President Controller
(Principal Accounting Officer and Duly Authorized Officer)