Form 10-Q
period 2012-12-31
AGILYSYS INC
filed 2013-02-04
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

The number of Common Shares of the registrant outstanding as of February 1, 2013 was 22,136,981.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	December 31, 2012	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$79,838	$97,587
Accounts receivable, net of allowances of $759 and $632, respectively	51,923	32,531
Inventories	18,192	15,710
Prepaid expenses	2,863	2,975
Other current assets	1,538	5,492
Total current assets	154,354	154,295
Property and equipment, net	15,231	16,504
Goodwill	14,259	15,198
Intangible assets, net	15,922	14,135
Other non-current assets	4,005	4,007
Total assets	$203,771	$204,139
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,298	$24,938
Deferred revenue	23,717	28,441
Accrued liabilities	13,428	23,983
Capital lease obligations, current	342	647
Total current liabilities	79,785	78,009
Deferred income taxes, non-current	5,186	5,135
Capital lease obligations, non-current	428	347
Other non-current liabilities	5,151	6,210
Commitments and contingencies (see Note 7)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,136,981 and 21,875,850 shares outstanding and December 31, 2012 and March 31, 2012, respectively	9,482	9,482
Treasury shares, 9,469,850 and 9,730,981 at December 31, 2012 and March 31, 2012, respectively	(2,840)	(2,919)
Capital in excess of stated value	(14,919)	(16,032)
Retained earnings	122,248	123,876
Accumulated other comprehensive (loss) income	(750)	31
Total shareholders' equity	113,221	114,438
Total liabilities and shareholders' equity	$203,771	$204,139

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Net revenue:
Products	$40,210	$25,725	$89,262	$80,387
Support, maintenance and subscription services	19,405	18,275	57,347	53,704
Professional services	7,596	7,582	26,494	22,767
Total net revenue	67,211	51,582	173,103	156,858
Cost of goods sold:
Products	32,225	20,128	70,108	63,733
Support, maintenance and subscription services	6,911	6,223	20,779	19,270
Professional services	4,626	5,298	16,308	14,835
Total net cost of goods sold	43,762	31,649	107,195	97,838
Gross profit	23,449	19,933	65,908	59,020
	34.9%	38.6%	38.1%	37.6%
Operating expenses:
Product development	8,612	7,722	24,241	23,378
Sales and marketing	5,425	5,408	16,039	16,868
General and administrative	7,167	7,319	20,596	23,466
Depreciation of fixed assets	633	1,063	2,024	3,177
Amortization of intangibles	832	914	2,554	2,782
Asset impairments and related charges	—	—	208	—
Restructuring, severance and other charges	(31)	4,556	1,524	10,590
Operating income (loss)	811	(7,049)	(1,278)	(21,241)
Other (income) expenses:
Interest income	—	(4)	(8)	(54)
Interest expense	56	60	225	937
Other expenses, net	220	22	202	293
Income (loss) before income taxes	535	(7,127)	(1,697)	(22,417)
Income tax expense (benefit)	19	(1,353)	(69)	(6,209)
Income (loss) from continuing operations	516	(5,774)	(1,628)	(16,208)
(Loss) income from discontinued operations, net of taxes	—	(735)	—	10,403
Net income (loss)	$516	$(6,509)	$(1,628)	$(5,805)

Basic weighted average shares outstanding	21,900	22,148	21,873	22,650
Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.72)
(Loss) income from discontinued operations	—	(0.03)	—	0.46
Net income (loss) per share	$0.02	$(0.29)	$(0.07)	$(0.26)

Diluted weighted average shares outstanding	22,088	22,148	21,873	22,650
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.72)
(Loss) income from discontinued operations	—	(0.03)	—	0.46
Net income (loss) per share	$0.02	$(0.29)	$(0.07)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$516	$(6,509)	$(1,628)	$(5,805)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(826)	—	(777)	(27)
Unrealized gain (loss) on sale of securities	—	101	(4)	(153)
Total comprehensive loss	$(310)	$(6,408)	$(2,409)	$(5,985)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	December 31,
	2012	2011
Operating activities
Net loss	$(1,628)	$(5,805)
Less: Income from discontinued operations	—	10,403
Loss from continuing operations	(1,628)	(16,208)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	1,524	10,590
Payments for restructuring, severance and other charges	(6,550)	(3,916)
Asset impairments and related charges	208	—
Depreciation	2,024	3,177
Amortization	3,304	4,757
Share-based compensation	1,274	2,350
Changes in operating assets and liabilities:
Accounts receivable	(19,369)	1,746
Inventories	(2,479)	(773)
Accounts payable	16,610	2,771
Deferred revenue	(4,673)	(10,677)
Accrued liabilities	(7,071)	(4,846)
Income taxes (receivable) payable	(319)	1,635
Other changes, net	(243)	(375)
Net cash used in operating activities from continuing operations	(17,388)	(9,769)
Net cash used in operating activities from discontinued operations	—	(27,923)
Net cash used in operating activities	(17,388)	(37,692)
Investing activities
Proceeds from sale of marketable securities	4,347	5,025
Proceeds from sale of TSG	—	59,470
Additional investments in marketable securities	—	(40,039)
Capital expenditures	(4,051)	(3,089)
Additional (investments in) proceeds from corporate-owned life insurance policies	(85)	235
Net cash provided by investing activities from continuing operations	211	21,602
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by investing activities	211	21,602
Financing activities
Principal payments under long-term obligations	(545)	(823)
Exercise of employee stock options	67	210
Repurchase of common shares to satisfy employee tax withholding	(148)	(1,328)
Repurchase of common shares	—	(12,127)
Net cash used in financing activities from continuing operations	(626)	(14,068)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(626)	(14,068)
Effect of exchange rate changes on cash	54	(135)
Cash flows used in continuing operations	(17,749)	(2,370)
Cash flows used in discontinued operations	—	(27,923)
Net decrease in cash and cash equivalents	(17,749)	(30,293)
Cash and cash equivalents at beginning of period	97,587	74,354
Cash and cash equivalents at end of period	$79,838	$44,061

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

The Condensed Consolidated Balance Sheet as of December 31, 2012, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2012 and 2011, and the Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2012 and 2011, have been prepared without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

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

Capitalized Software Development Costs.  The capitalization of software development cost begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Condensed Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $1.5 million and $0.4 million during the three months ended December 31, 2012 and 2011, respectively, and $3.4 million and $1.4 million during the nine months ended December 31, 2012 and 2011, respectively. Amortization of capitalized software was $0.2 million and $0.5 million for the three months ended December 31, 2012 and 2011, respectively, and $0.7 million and $1.4 million for the nine months ended December 31, 2012 and 2011, respectively.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other-Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. ASU No. 2012-02 is not expected to have a material impact on our consolidated financial statements or related disclosures.
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

Components of Results of Discontinued Operations
For the three and nine months ended December 31, 2011 the income from discontinued operations was comprised of the following:

	December 31, 2011
(In thousands)	Three months	Nine months
Discontinued operations:
Net revenue	$—	$123,807

Loss from operations of TSG	$—	$(1,781)
(Loss) gain on sale of TSG	(1,200)	19,486
(Loss) income on sale of TSG	(1,200)	17,705
Income tax (benefit) expense	(465)	7,302
(Loss) income from discontinued operations	$(735)	$10,403

There was no activity related to Discontinued Operations in the corresponding fiscal 2013 periods.

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

Fiscal 2012 Restructuring Activity
In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.1 million in restructuring charges, of which $1.2 million was recorded in the first nine months of fiscal 2013, related to the fiscal 2012 restructuring activity. These charges were primarily comprised of severance and related benefits. On a segment basis, these restructuring costs totaled $2.6 million, $0.6 million, and $8.9 million for HSG, RSG and Corporate/Other, respectively. As of December 31, 2012, we had a remaining liability of approximately $0.6 million recorded for fiscal 2012 restructuring activity. As a result of taking these restructuring actions, we expect to realize between $14.0 million and $16.0 million in cost savings, of which approximately half has been recognized in the fiscal 2012 run rate. The remaining savings have been realized during fiscal 2013.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of December 31, 2012, we had a remaining liability of approximately $0.3 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges between fiscal 2013 and fiscal 2014 for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			December 31,
(In thousands)	2012	Provision	Payments	2012
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$5,507	$1,236	$(6,118)	$625
Facilities costs	297	(57)	(240)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	495	3	(192)	306
Total restructuring costs	$6,299	$1,182	$(6,550)	$931

Approximately $0.1 million of the remaining severance and other employment costs will be paid in fiscal 2013 and $0.5 million will be paid in fiscal 2014. Approximately $0.1 million of the remaining facilities obligations will be paid during fiscal 2013 and $0.2 million will be paid in fiscal 2014.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	December 31, 2012	March 31, 2012
Other non-current assets:
Corporate owned life insurance policies	$3,589	$3,458
Other	416	549
Total	$4,005	$4,007
Accrued liabilities:
Salaries, wages, and related benefits	$6,732	$7,397
BEP obligations (1)	—	2,948
SERP obligations (1)	—	3,323
Other taxes payable	3,232	1,976
Restructuring liabilities	931	5,447
Professional fees	718	1,700
Income taxes payable	644	322
Other	1,171	870
Total	$13,428	$23,983
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$2,456	$3,135
Deferred rent	2,419	2,013
Restructuring liabilities	—	852
Other	276	210
Total	$5,151	$6,210

(1) BEP and SERP obligations were fulfilled in April 2012.

6. Income Taxes

The following table compares our income tax expense (benefit) and effective tax rates for the three months and nine months ended December 31, 2012 and 2011:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Income tax expense (benefit)	$19	$(1,353)	$(69)	$(6,209)
Effective tax rate	3.7%	19%	4.1%	27.7%

For the three and nine months ended December 31, 2012, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

For the three and nine months ended December 31, 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

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

8. Earnings (Loss) per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations - basic and diluted	$516	$(5,774)	$(1,628)	$(16,208)
(Loss) income from discontinued operations - basic and diluted	—	(735)	—	10,403
Net income (loss) - basic and diluted	$516	$(6,509)	$(1,628)	$(5,805)

Denominator:
Weighted average shares outstanding - basic	21,900	22,148	21,873	22,650
Effect of dilutive securities:
Stock options and SSARs	108	—	—	—
Unvested restricted shares	80	—	—	—
Weighted average shares outstanding - diluted	22,088	22,148	21,873	22,650

Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.72)
(Loss) income from discontinued operations	—	(0.03)	—	0.46
Net income (loss) per share	$0.02	$(0.29)	$(0.07)	$(0.26)

Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.72)
(Loss) income from discontinued operations	$—	$(0.03)	$—	$0.46
Net income (loss) per share	$0.02	$(0.29)	$(0.07)	$(0.26)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,437	2,078	1,799	2,679

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 236,919 and 115,969 of restricted shares and performance shares at December 31, 2012 and 2011, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs") and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for the three months ended December 31, 2011 and nine months ended December 31, 2012 and 2011, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Product development	$145	$37	$367	$208
Sales and marketing	44	34	101	194
General and administrative	254	290	806	1,948
Total share-based compensation expense	$443	$361	$1,274	$2,350

Stock Options
The following table summarizes the activity during the nine months ended December 31, 2012 for stock options awarded under the 2006 Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2012	971,001	$13.52
Granted	—	—
Exercised	(66,667)	2.51
Cancelled/expired	(134,834)	14.55
Outstanding and exercisable at December 31, 2012	769,500	$14.30	3.2	$234

A total of 46,519 shares, net of 11,660 shares withheld to cover the applicable exercise price of the award and 8,488 shares withheld to cover the employee's minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first nine months of fiscal 2013.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the nine months ended December 31, 2012 for SSARs awarded under the 2011 and the 2006 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2012	606,834	$6.91
Granted	318,607	7.52
Exercised	(138,207)	6.56
Forfeited	(66,561)	7.43
Outstanding at December 31, 2012	720,673	$7.20	7.2	$854
Exercisable at December 31, 2012	305,499	$6.68	4.4	$517

As of December 31, 2012, total unrecognized stock based compensation expense related to non-vested SSARs was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

A total of 19,035 shares, net of 9,236 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the nine months ended December 31, 2012. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2012 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	48,558	$7.80
Granted	190,376	7.80
Vested	(7,000)	7.42
Forfeited	(12,743)	7.42
Outstanding at December 31, 2012	219,191	$7.84

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. Compensation expense related to restricted share awards is recognized ratably over the restriction period based upon the closing market price of our common shares on the grant date. As of December 31, 2012, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In the first nine months of fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals within a two-year period.

The following table summarizes the activity during the nine months ended December 31, 2012 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	$—	$—
Granted	17,728	8.64
Outstanding at December 31, 2012	$17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of December 31, 2012, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2012.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,589	$—	$—	$3,589

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale restricted marketable securities — current	$4,408	$4,408	$—	$—
Corporate-owned life insurance — non-current	3,458	—	—	3,458
Liabilities:
BEP —current	2,948	—	2,948	—

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the nine months ended December 31, 2012 and 2011:

	Level 3 assets and liabilities
(In thousands)	2012	2011
Corporate-owned life insurance:
Balance on April 1	$3,458	$3,323
Unrealized gain relating to instruments held at reporting date	46	83
Purchases, sales, issuances and settlements, net	85	(235)
Balance on December 31	$3,589	$3,171

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$14,259	$—	$—	$14,259
Intangible assets	15,922	—	—	15,922

Liabilities:
Restructuring liabilities — current	$931	$—	$—	$931
Other employee benefit plan obligations — non-current	196	—	—	196

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$15,198	$—	$—	$15,198
Intangible assets	14,135	—	—	14,135
Liabilities:
SERP obligations — current	$3,323	$—	$—	$3,323
Restructuring liabilities — current	5,447	—	—	5,447
Other employee benefit plans obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	852	—	—	852

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the nine months ended December 31, 2012 and 2011:

	Level 3 assets and liabilities
	Nine months ended December 31, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$14,135	$3,323	$196	$6,299
Foreign currency translation adjustments	(939)	—	—	—	—
Amortization	—	(1,621)	—	—	—
Purchases	—	—	—	—	1,182
Provisions, payments and other charges (net)	—	3,408	(3,323)	—	(6,550)
Balance at December 31, 2012	$14,259	$15,922	$—	$196	$931

	Level 3 assets and liabilities
	Nine months ended December 31, 2011
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,791	$305	$733
Foreign currency translation adjustments	(107)	—	—	—	—
Amortization	—	(1,532)	—	—	—
Purchases	—	—	—	—	4,716
Provisions, payments and other charges (net)	—	959	61	—	(998)
Balance at December 31, 2011	$15,104	$21,962	$5,852	$305	$4,451

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

For the three and nine months ended December 31, 2012, revenue from one RSG customer represented 20.9% and 11.3% of consolidated net revenue, respectively.

Our Chief Executive Officer, who is the Chief Operating Decision Maker, does not evaluate a measurement of segment assets when evaluating the performance of our reportable segments. As such, information relating to segment assets is not provided in the financial information below.

The following tables present segment profit and related information for each of our reportable segments for the three and nine months ended December 31, 2012 and 2011.

	Reportable Segments		Corporate/
(In thousands)	HSG	RSG	Other	Consolidated
Three months ended December 31, 2012
Total revenue:
Products	$12,251	$27,959	$—	$40,210
Support, maintenance and subscription services	12,461	7,171	—	19,632
Professional services	3,478	4,128	—	7,606
Elimination of intersegment revenue	—	(237)	—	(237)
Revenue from external customers	$28,190	$39,021	—	$67,211

Gross profit	$16,168	$7,281	$—	$23,449
Gross profit margin	57.4%	18.7%		34.9%

Operating income (loss)	$3,998	$3,020	$(6,207)	$811
Interest expense, net	—	—	56	56
Other expenses, net	—	—	220	220
Income (loss) before income taxes	$3,998	$3,020	$(6,483)	$535

Other charges:
Depreciation of fixed assets and amortization of intangibles	$665	$150	$650	$1,465
Restructuring, severance and other charges	$6	$—	$(37)	$(31)

Three Months Ended December 31, 2011
Total revenue:
Products	$6,618	$19,107	$—	$25,725
Support, maintenance and subscription services	12,243	6,257	—	18,500
Professional services	2,819	4,763	—	7,582
Elimination of intersegment revenue	—	(225)	—	(225)
Revenue from external customers	$21,680	$29,902	—	$51,582

Gross profit	$13,957	$5,976	$—	$19,933
Gross profit margin	64.4%	20.0%		38.6%

Operating income (loss)	$1,864	$1,439	$(10,352)	$(7,049)
Interest expense, net	—	—	56	56
Other expenses, net	—	—	22	22
Income (loss) before income taxes	$1,864	$1,439	$(10,430)	$(7,127)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$693	$153	$1,131	$1,977
Restructuring, severance and other charges	$11	$16	$4,529	$4,556

	Reportable Segments		Corporate/
(In thousands)	HSG	RSG	Other	Consolidated
Nine Months Ended December 31, 2012
Total revenue:
Products	$26,087	$63,175	$—	$89,262
Support, maintenance and subscription services	37,817	20,237	—	58,054
Professional services	10,907	15,622	—	26,529
Elimination of intersegment revenue	(30)	(712)	—	(742)
Revenue from external customers	$74,781	$98,322	$—	$173,103

Gross profit	$46,690	$19,218	$—	$65,908
Gross profit margin	62.4%	19.5%		38.1%

Operating income (loss)	$10,254	$6,862	$(18,394)	$(1,278)
Interest expense, net	—	—	217	217
Other expenses, net	—	—	202	202
Income (loss) before income taxes	$10,254	$6,862	$(18,813)	$(1,697)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$1,989	$461	$2,128	$4,578
Asset impairments and related charges	$208	—	—	$208
Restructuring, severance and other charges	$921	—	$603	$1,524

Nine Months Ended December 31, 2011
Total revenue:
Products	$18,399	$61,988	$—	$80,387
Support, maintenance and subscription services	35,291	19,033	—	54,324
Professional services	9,800	12,967	—	22,767
Elimination of intersegment revenue	—	(620)	—	(620)
Revenue from external customers	$63,490	$93,368	$—	$156,858

Gross profit	$40,187	$18,833	$—	$59,020
Gross profit margin	63.3%	20.2%		37.6%

Operating income (loss)	$2,075	$5,169	$(28,485)	$(21,241)
Interest expense, net	—	—	883	883
Other expenses, net	—	—	293	293
Income (loss) before income taxes	$2,075	$5,169	$(29,661)	$(22,417)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$1,931	$457	$3,571	$5,959
Restructuring, severance and other charges	$817	$381	$9,392	$10,590

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission (“SEC”). This discussion should read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2012. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 40 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2012 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries. We specialize in market-leading point-of-sale, property management, inventory and procurement, and mobile and wireless solutions that are designed to streamline operations, improve efficiency and enhance the consumer's experience. Our customers include casinos, resorts, hotels, foodservice venues, stadiums, cruise lines, grocery stores, convenience stores, general and specialty retail businesses and partners. A significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.
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

Results of Operations

Third Fiscal Quarter 2013 Compared to Third Fiscal Quarter 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2012 and 2011:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$40,210	$25,725	$14,485	56.3%
Support, maintenance and subscription services	19,405	18,275	1,130	6.2%
Professional services	7,596	7,582	14	0.2%
Total net revenue	67,211	51,582	15,629	30.3%
Cost of goods sold:
Products	32,225	20,128	12,097	60.1%
Support, maintenance and subscription services	6,911	6,223	688	11.1%
Professional services	4,626	5,298	(672)	(12.7)%
Total net cost of goods sold	43,762	31,649	12,113	38.3%
Gross profit	23,449	19,933	3,516	17.6%
Gross profit margin	34.9%	38.6%
Operating expenses:
Product development	8,612	7,722	890	11.5%
Sales and marketing	5,425	5,408	17	0.3%
General and administrative	7,167	7,319	(152)	(2.1)%
Depreciation of fixed assets	633	1,063	(430)	(40.5)%
Amortization of intangibles	832	914	(82)	(9.0)%
Restructuring, severance and other charges	(31)	4,556	(4,587)	(100.7)%
Operating income (loss)	$811	$(7,049)	$7,860	(111.5)%
Operating income (loss) percentage	1.2%	(13.7)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2012	2011
Net revenue:
Products	59.8%	49.9%
Support, maintenance and subscription services	28.9	35.4
Professional services	11.3	14.7
Total	100.0	100.0
Cost of goods sold:
Products	47.9	39.0
Support, maintenance and subscription services	10.3	12.1
Professional services	6.9	10.3
Total	65.1	61.4
Gross profit	34.9	38.6
Operating expenses:
Product development	12.8	15.0
Sales and marketing	8.1	10.5
General and administrative	10.7	14.2
Depreciation of fixed assets	0.9	2.1
Amortization of intangibles	1.2	1.8
Restructuring, severance and other charges	nm	8.8
Operating income (loss)	1.2%	(13.7)%

nm - not meaningful.

The following table presents our revenue and operating results by business segment for the three months ended December 31, 2012 and 2011:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$12,251	$6,618	$5,633	85.1%
Support, maintenance and subscription services	12,461	12,243	218	1.8%
Professional services	3,478	2,819	659	23.4%
Total revenue from external customers	28,190	21,680	6,510	30.0%
Gross profit	$16,168	$13,957	$2,211	15.8%
Gross profit margin	57.4%	64.4%
Operating income	$3,998	$1,864	$2,134	114.5%
Retail (RSG)
Revenue from external customers:
Products	$27,959	$19,107	$8,852	46.3%
Support, maintenance and subscription services	6,944	6,032	912	15.1%
Professional services	4,118	4,763	(645)	(13.5)%
Total revenue from external customers	39,021	29,902	9,119	30.5%
Gross profit	$7,281	$5,976	$1,305	21.8%
Gross profit margin	18.7%	20.0%
Operating income	$3,020	$1,439	$1,581	109.9%
Total reportable business segments
Total revenue from external customers	$67,211	$51,582	$15,629	30.3%
Gross profit	$23,449	$19,933	$3,516	17.6%
Gross profit margin	34.9%	38.6%
Operating income	$7,018	$3,303	$3,715	112.5%
Corporate/Other
Operating loss	$(6,207)	$(10,352)	$4,145	(40.0)%
Total Company
Total revenue from external customers	$67,211	$51,582	$15,629	30.3%
Gross profit	$23,449	$19,933	$3,516	17.6%
Gross profit margin	34.9%	38.6%
Operating loss	$811	$(7,049)	$7,860	(111.5)%

Net revenue.  Total net revenue increased $15.6 million, or 30.3%, during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Products revenue increased $14.5 million, or 56.3%, support and maintenance and subscription services revenue increased $1.1 million, or 6.2%, and professional services revenue was flat at $7.6 million in each period.

HSG’s revenue increased $6.5 million, or 30.0%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The $5.6 million, or 85.1%, increase in products revenue was primarily the result of a couple of large remarketed product sales as well as organic growth in our proprietary software licenses. The $0.2 million, or 1.8%, increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from proprietary products. The $0.7 million, or 23.4%, increase in professional services is due to the growth in services consistent with growth in our proprietary software licenses.

RSG’s revenue increased $9.1 million, or 30.5%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The $8.8 million, or 46.3%, increase in products revenue was primarily the result of significant hardware sales to a large customer. The increase in support, maintenance and subscription services revenue of $0.9 million, or 15.1%, is the result of additional multi-year support contracts. Professional services revenue declined $0.6 million, or 13.6%, due to a development project in fiscal 2012 that did not repeat in the current period.

Gross profit and gross profit margin.  Our total gross profit increased $3.5 million, or 17.6%, for third quarter of fiscal 2013 while total gross profit margin decreased 370 basis points to 34.9%. Products gross profit increased $2.4 million while gross profit margin decreased 190 basis points to 19.9%. Support, maintenance and subscription services gross profit increased $0.4 million while gross margin decreased 160 basis points to 64.4%. Professional services gross margin increased $0.7 million and gross profit margin increased 900 basis points to 39.1%.

HSG’s gross profit increased $2.2 million, or 15.8%, for third quarter of fiscal 2013 while gross profit margin decreased 700 basis points to 57.3% in the third quarter of fiscal 2013 from 64.4% in third quarter of fiscal 2012. Products gross profit margin decreased 1,320 basis points mainly as a result of a couple of large lower-margin remarketed products sales in the quarter. Support, maintenance and subscription services gross profit margins increased 100 basis points as less labor resources were needed for maintenance of our products. Professional services gross profit margin increased 1,870 basis points as a result of efficient management of project labor within implementation services.

RSG’s gross profit increased $1.3 million, or 21.8%, for third quarter of fiscal 2013 while gross profit margin decreased 130 basis points to 18.7% in third quarter of fiscal 2013 compared with 20.0% in third quarter of fiscal 2012. Products gross profit margin increased 70 basis points with incentives from vendors for over-achievements of our quarterly goals offsetting a lower margin large hardware sale during the quarter. The support gross profit margins decreased approximately 280 basis points due to the mix within remarketed and proprietary product support in the quarter. Professional services gross margin had a decrease of 90 basis points due to the mix and seasonality within our offerings.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, increased $0.2 million, or 1.1%, in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. On a segment basis, HSG remained flat, RSG decreased $0.2 million and Corporate increased $0.4 million.

Product development.  Product development includes all costs associated with research and development. Product development increased $0.9 million, or 11.5% in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. Product development expenses increased $0.5 million in HSG and $0.4 million in RSG in third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. This increase in HSG is driven by the continued investment in internal resources to enhance the existing products and the early stage development of our future platforms. The increase in RSG is mainly driven by headcount and related costs.

Sales and marketing.  Sales and marketing remained flat in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. Sales and marketing expenses increased $0.2 million in HSG, offset by a decrease of $0.2 million in RSG in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in HSG is due to investment in domestic sales resources and the decrease RSG is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative.  General and administrative decreased $0.1 million, or 2.1%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. This is a result of lower employee related costs created by efficiencies in back-office processes generated through the fiscal 2012 restructuring, offset by an increase in operating expenses associated with investments in resources to improve operational efficiencies.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $0.4 million on a consolidated basis driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia as well as the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

Amortization of intangibles.  Amortization of intangibles decreased $0.1 million in the third quarter of fiscal 2013. This decrease is due to certain internal use software reaching their useful lives during fiscal 2012.

Restructuring, severance and other charges.  In the third quarter of fiscal 2012, we recorded $3.2 million in restructuring charges, primarily comprised of severance and related benefits and $1.3 million in accelerated depreciation related to closing the Solon, Ohio location. In the third quarter of fiscal 2013, we recorded a small adjustment in restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Other (Income) Expenses

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Other (income) expenses:
Interest income	$—	$(4)	$(4)	(100.0)%
Interest expense	56	60	4	6.7%
Other expenses, net	220	22	(198)	nm
Total other (income) expenses, net	$276	$78	$(198)	nm

nm - not meaningful

Interest income.  Interest income decreased during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 as a result of higher interest earned in the 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased slightly in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Other expenses, net.  In the third quarter of fiscal 2013 compared to the third quarter of 2012, the $0.2 million increase of other expenses primarily consists of losses recognized as a result of movements in foreign currencies relative to the U.S. dollar.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Income tax expense (benefit)	$19	$(1,353)	$(1,372)	nm
Effective tax rate	3.7%	19%

nm - not meaningful

For the third quarter of fiscal 2013, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

For the third quarter of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.4 million of tax and zero to $0.2 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

First Nine Months of Fiscal 2013 Compared to First Nine Months of Fiscal 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2012 and 2011:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$89,262	$80,387	$8,875	11.0%
Support, maintenance and subscription services	57,347	53,704	3,643	6.8%
Professional services	26,494	22,767	3,727	16.4%
Total	173,103	156,858	16,245	10.4%
Cost of goods sold:
Products	70,108	63,733	6,375	10.0%
Support, maintenance and subscription services	20,779	19,270	1,509	7.8%
Professional services	16,308	14,835	1,473	9.9%
Total	107,195	97,838	9,357	9.6%
Gross profit	65,908	59,020	6,888	11.7%
Gross profit margin	38.1%	37.6%
Operating expenses:
Product development	24,241	23,378	863	3.7%
Sales and marketing	16,039	16,868	(829)	(4.9)%
General and administrative	20,596	23,466	(2,870)	(12.2)%
Depreciation of fixed assets	2,024	3,177	(1,153)	(36.3)%
Amortization of intangibles	2,554	2,782	(228)	(8.2)%
Asset impairments and related charges	208	—	208	nm
Restructuring, severance and other charges	1,524	10,590	(9,066)	(85.6)%
Operating loss	$(1,278)	$(21,241)	$19,963	(94.0)%
Operating loss percentage	(0.7)%	(13.5)%

nm - not meaningful.

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
	2012	2011
Net revenue:
Products	51.6%	51.2%
Support, maintenance and subscription services	33.1	34.2
Professional services	15.3	14.5
Total	100.0	100.0
Cost of goods sold:
Products	40.5	40.6
Support, maintenance and subscription services	12.0	12.3
Professional services	9.4	9.5
Total	61.9	62.4
Gross profit	38.1	37.6
Operating expenses:
Product development	14.0	14.9
Sales and marketing	9.3	10.8
General and administrative	11.9	15.0
Depreciation of fixed assets	1.2	2.0
Amortization of intangibles	1.5	1.8
Asset impairments and related charges	0.1	—
Restructuring, severance and other charges	0.9	6.8
Operating loss	(0.7)%	(13.5)%

The following table presents our revenue and operating results by business segment for the nine months ended December 31, 2012 and 2011:

	Nine months ended
	December 31		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$26,087	$18,399	$7,688	41.8%
Support, maintenance and subscription services	37,812	35,291	2,521	7.1%
Professional services	10,882	9,800	1,082	11.0%
Total revenue from external customers	74,781	63,490	11,291	17.8%
Gross profit	$46,690	$40,187	$6,503	16.2%
Gross profit margin	62.4%	63.3%
Operating income (loss)	$10,254	$2,075	$8,179	394.2%
Retail (RSG)
Revenue from external customers:
Products	$63,175	$61,988	$1,187	1.9%
Support, maintenance and subscription services	19,535	18,413	1,122	6.1%
Professional services	15,612	12,967	2,645	20.4%
Total revenue from external customers	98,322	93,368	4,954	5.3%
Gross profit	$19,218	$18,833	$385	2.0%
Gross profit margin	19.5%	20.2%
Operating income	$6,862	$5,169	$1,693	32.8%
Total reportable business segments
Total revenue from external customers	$173,103	$156,858	$16,245	10.4%
Gross profit	$65,908	$59,020	$6,888	11.7%
Gross profit margin	38.1%	37.6%
Operating income	$17,116	$7,244	$9,872	136.3%
Corporate/Other
Operating loss	$(18,394)	$(28,485)	$10,091	(35.4)%
Total Company
Total revenue from external customers	$173,103	$156,858	$16,245	10.4%
Gross profit	$65,908	$59,020	$6,888	11.7%
Gross profit margin	38.1%	37.6%
Operating loss	$(1,278)	$(21,241)	$19,963	(94.0)%

Net revenue.  Total net revenue increased $16.2 million, or 10.4%, during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Products revenue increased $8.9 million, or 11.0%, support and maintenance and subscription services revenue increased $3.6 million, or 6.8%, and professional services revenue increased $3.7 million, or 16.4%.

HSG’s revenue increased $11.3 million, or 17.8%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The $7.7 million, or 41.8%, increase in products revenue was the result a couple of large remarketed product sales, continued organic growth in our proprietary software licenses and the negative impact in the first nine months of fiscal 2012 of certain errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated in the first nine months of fiscal 2012 was approximately $1.2 million (see Note 2, Summary of Significant Accounting Policies). The $2.5 million, or 7.1%, increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from proprietary products. Professional services increased $1.1 million, or 11.1% due to growth in services consistent with growth in our proprietary software licenses.

RSG’s revenue increased $4.9 million, or 5.3%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Products revenue increased $1.2 million, or 1.9%, as a result of increased hardware sales. The $1.1 million, or 6.1%, increase in support, maintenance and subscription services was due to additional multi-year support contracts. Professional services revenue increased $2.6 million, or 20.4%, and is the result of the implementations related to several multi-location, multi-year contracts for certain of our service offerings.

Gross profit and gross profit margin.  Our total gross profit increased $6.9 million or 11.7% for first nine months of fiscal 2013 and total gross profit margin increased 40 basis points to 38.1%. Products gross profit increased $2.5 million and gross profit margin increased 70 basis points to 21.5%. Support, maintenance and subscription services gross profit increased $2.1 million while gross profit margin declined 40 basis points to 63.8%. Professional services gross margin increased $2.3 million and gross profit margin increased 360 basis points to 38.4%.

HSG’s gross profit increased $6.5 million or 16.2% for first nine months of fiscal 2013 while gross profit margin decreased 90 basis points to 62.4% in the first nine months of fiscal 2013 from 63.3% in first nine months of fiscal 2012. Products gross profit margin declined 250 basis points as a result of the lower-margin remarketed products sales that occurred in the third quarter. Support, maintenance and subscription services gross profit margins increased 140 basis points as less labor resources were needed for maintenance of our products. Professional services gross profit margin increased 770 basis points as a result of efficient management of project labor within implementation services.

RSG’s gross profit increased $0.4 million or 2.0% for first nine months of fiscal 2013 while gross profit margin decreased 70 basis points to 19.5% in first nine months of fiscal 2013 compared with 20.2% in first nine months of fiscal 2012. Products gross profit margin declined 50 basis points consistent with price compression associated with remarketed products in the overall market. The support gross profit margins decreased 410 basis points due to a shift in the revenue mix within support contracts in fiscal 2013 compared with fiscal 2012. This is partially offset by professional service margins yielding an improvement of 130 basis points as a result of improved labor efficiencies and the mix of service offerings.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, decreased $4.2 million, or 6.1%, in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012. On a segment basis, HSG decreased $2.0 million, RSG decreased $0.9 million and Corporate decreased $1.3 million.

Product development.  Product development includes all costs associated with research and development. Product development increased $0.9 million, or 3.7%, in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012. Product development expenses increased $0.2 million in HSG, and $0.7 million in RSG in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The increase in HSG is driven by the early stage development costs of our future platforms. RSG is mainly driven by salaries and related costs.

Sales and marketing.  Sales and marketing decreased $0.8 million, or 4.9%, in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012. Sales and marketing expenses were the same in HSG and decreased $0.8 million in RSG in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. HSG remained relatively flat with continued investments in domestic and international sales resources, offsetting fiscal 2012 restructuring initiatives. The decrease in RSG is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative.  General and administrative decreased $2.9 million or 12.2% in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. General and administrative expenses decreased $2.3 million in HSG and $0.7 million in RSG and increased $0.1 million in Corporate. HSG and RSG expenses decreased as a result of lower employee related costs,, which is offset slightly by investments in resources in Corporate to improve operational efficiencies.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $1.2 million on a consolidated basis driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia, and the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

Amortization of intangibles.  Amortization of intangibles decreased $0.2 million in the first nine months of fiscal 2013. This decrease is due to certain internal use software reaching their useful lives during fiscal 2012.

Asset impairments and related charges.  During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result during fiscal 2012, we impaired the entire remaining assets of $8.6 million, and accrued the costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million. In the first nine months of fiscal 2013, we recorded in an additional $0.2 million related to the costs associated with this asset impairment.

Restructuring, severance and other charges.  Restructuring, severance and other charges decreased $9.1 million in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012. In the first nine months of fiscal 2012, we announced restructuring actions, and recorded $10.6 million in restructuring charges, primarily comprised of severance and related benefits In the first nine months of fiscal 2013, we recorded an additional $1.2 million in restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. In addition, we recorded $0.3 million in severance costs during the second quarter. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Other (Income) Expenses

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Other (income) expenses
Interest income	$(8)	$(54)	$(46)	(85.2)%
Interest expense	225	937	712	76.0%
Other expenses, net	202	293	91	31.1%
Total other (income) expenses, net	$419	$1,176	$757	64.4%

Interest income.  Interest income decreased during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 as a result of higher interest earned in fiscal 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases, loans on corporate-owned life insurance policies and the amortization of deferred financing fees. Interest expense decreased $0.7 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 primarily driven by the credit facility we terminated in July 2011 which resulted in immediate expense of approximately $0.4 million in unamortized deferred financing fees related to the credit facility.

Other expenses, net.  In the first nine months of fiscal 2013 compared to the first nine months of 2012, the decrease of other expenses primarily consists of losses recognized in connection with our marketable securities (Rabbi Trust), partially offset by movements in foreign currencies relative to the U.S. dollar and gains related to change in surrender value of company-owned life insurance policies.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Income tax benefit	$(69)	$(6,209)	$6,140	nm
Effective tax rate	4.1%	27.7%

nm - not meaningful

For the first nine months of fiscal 2013, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

For the first nine months of fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.4 million of tax and zero to $0.2 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

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

For the three and nine months ended December 31, 2011 the income from discontinued operations was comprised of the following:

	December 31, 2011
(In thousands)	Three months	Nine months
Discontinued operations:
Net revenue	$—	$123,807

Loss from operations of TSG	$—	$(1,781)
(Loss) gain on sale of TSG	(1,200)	19,486
(Loss) income on sale of TSG	(1,200)	17,705
Income tax (benefit) expense	(465)	7,302
(Loss) income from discontinued operations	$(735)	$10,403

There was no activity related to Discontinued Operations in the corresponding fiscal 2013 periods.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at December 31, 2012. We believe that cash flow from operating activities, cash on hand of $79.8 million as of December 31, 2012 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of December 31, 2012 and March 31, 2012, our total debt was approximately $0.8 million and $1.0 million, respectively, comprised of capital lease obligations in both periods.

At December 31, 2012, 100% of our cash and cash equivalents were deposited in bank accounts. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2012	2011
Net cash (used in) provided by continuing operations:
Operating activities	$(17,388)	$(9,769)
Investing activities	211	21,602
Financing activities	(626)	(14,068)
Effect of exchange rate changes on cash	54	(135)
Cash flows used in continuing operations	(17,749)	(2,370)
Operating cash flows used in discontinued operations	—	(27,923)
Net decrease in cash and cash equivalents	$(17,749)	$(30,293)

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $17.4 million in the first nine months of fiscal 2013. The use of cash included $12.8 million of non-recurring payments; $6.3 million for BEP and SERP payments and $6.5 million in restructuring payments. Also contributing to the use of cash is the increase in accounts receivable due to the timing of annual support billings and large remarketed sales, offset by the increase in accounts payable related to the purchase of products to support the large remarketed product sales.

The $9.8 million of cash used in operating activities in the first nine months of fiscal 2012 included a decrease $10.7 million in deferred revenues as we recognized amounts for services performed during the period and $3.9 million in restructuring payments. This is offset by a $4.8 million reduction in accrued liabilities.

Cash flow provided by investing activities from continuing operations. In fiscal 2013, the $0.2 million in cash provided by investing activities was primarily comprised of the $4.3 million in funds from the marketable securities (Rabbi Trust), offset by $4.1 million used for the purchase of property and equipment and the development of proprietary software. The funds from the Rabbi Trust were used to settle employee benefit obligations. The $4.1 million in capital expenditures was primarily capitalized product development technology, leasehold improvements and computer equipment.

In the first nine months of fiscal 2012, the $21.6 million in cash provided by investing activities was primarily comprised of the 59.5 million in proceeds received from the sale of TSG and $5.0 million in proceeds from the Rabbi Trust, which were used to settle employee benefit obligations. This was partially offset by $40.0 million for funds invested in Treasury notes $3.1 million used for the purchase of software, property and equipment.

Cash flow used in financing activities from continuing operations.  During the first nine months of fiscal 2013, the $0.6 million used in financing activities was primarily comprised of payments on capital lease obligations.

The $14.1 million in cash used in financing activities in the first nine months of fiscal 2012 represented $12.1 million for repurchase of our common shares, $1.1 million related to shares withheld for income taxes on the vesting or exercise of stock compensation awards and $0.8 million in principal payments on capital lease obligations.

Contractual Obligations

In August 2012, we entered into a 65-month lease for approximately 5,500 square feet of office facilities located in Bellevue, Washington. The lease term commenced November 2012, upon the completion of certain agreed-upon leasehold improvements. We expect this to result is an increase to our contractual obligations of approximately $0.2 million per year in rental payments between fiscal 2014 and 2018.

In October 2012, we entered into a 36-month lease for approximately 2,400 square feet of office facilities located in Singapore. The lease term commenced January 2013. We expect this to result in an increase to our contractual obligations approximately $0.1 million per year between fiscal 2014 and 2016.

As of December 31, 2012, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2012.

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

Capitalized Software Development Costs.  We capitalize certain costs related to the development of computer software. Capitalization of these costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of these costs ends when the resulting product is available for general release to the public. Amortization of the capitalized software is classified within products cost of goods sold in the Condensed Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $1.5 million and $0.4 million during the three months ended December 31, 2012 and 2011, respectively and $3.4 million and $1.4 million during the nine months ended December 31, 2012 and 2011, respectively. Amortization of capitalized software was $0.2 million and $0.5 million for the three months ended December 31, 2012 and 2011, respectively, and $0.7 million and $1.4 million for the nine months ended December 31, 2012 and 2011.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2012.

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

AGILYSYS, INC.

Date: February 4, 2013	/s/ Janine K. Seebeck
Janine K. Seebeck
Vice President Controller
(Principal Accounting Officer and Duly Authorized Officer)