Form 10-K
period 2013-03-31
AGILYSYS INC
filed 2013-06-14
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

425 Walnut Street, Suite 1800, Cincinnati, Ohio	45,202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 810-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2012 was $124,082,511.

As of May 31, 2013, 22,417,165 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2013

Forward Looking Information

This Annual Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management's current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Annual Report. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business.

Overview
We are a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries. We specialize in the development of market-leading point-of-sale (POS), property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. In addition, we provide support, maintenance, resold hardware products and software hosting or subscription services. Our customers include casinos, resorts, hotels, foodservice venues, stadiums, cruise lines, grocery stores, convenience stores, general & specialty retail businesses and partners. A significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.

We operate extensively throughout North America, Europe and Asia, with corporate services located in Atlanta, GA, EMEA headquarters in Cheshire, UK and APAC offices in both Singapore and Hong Kong. We have two operating segments: Hospitality Solutions Group (HSG) and Retail Solutions Group (RSG). Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202 and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2013 refers to the fiscal year ended March 31, 2013.

History and Significant Events

Organized in 1963 as Pioneer-Standard Electronics, Inc., an Ohio corporation, we began operations as a distributor of electronic components and, later, enterprise computer solutions. Exiting the former in fiscal 2003 with the sale of our Industrial Electronic Division, we used the proceeds to reduce debt, fund growth of our enterprise solutions business and acquire businesses focused on higher-margin and more specialized solutions for the hospitality and retail industries. At the same time, we changed our name to Agilysys, Inc.

In fiscal 2004, we acquired Kyrus Corporation and became the leading provider of IBM retail solutions and services in the supermarket, chain drug, general retail, and hospitality segments. In that same year, the acquisition of Inter-American Data, Inc. allowed us to become the leading developer and provider of technology solutions for property and inventory management in the casino and resort industries.

In calendar 2007, we divested KeyLink Systems and exited the enterprise computer distribution business. We used the proceeds from that sale to return cash to shareholders and fund a number of acquisitions that broadened our solutions and capabilities portfolios. We acquired InfoGenesis and Visual One Systems Corp. in calendar 2007, significantly expanding our specialized offerings to the hospitality industry through enterprise-class, point-of-sale (POS) and software solutions tailored for a variety of applications in cruise, golf, spa, gaming, lodging, resort, and catering. These offerings feature highly intuitive, secure and robust solutions, easily scalable across multiple departments or property locations. In fiscal 2008, we began reporting three primary operating segments: Hospitality Solutions Group (HSG), Retail Solutions Group (RSG) and Technology Solutions Group (TSG).

In fiscal 2012, we sold our TSG segment and restructured our business model to focus on higher-margin opportunities in the hospitality and retail sectors, which we believe hold greater potential for profitable growth. We also reduced our real-estate footprint and lowered overhead costs by relocating corporate services from Solon, Ohio to Alpharetta, Georgia, moving our senior management team closer to our operating units.

Today, we are focused on providing state-of-the-art, end-to-end solutions that enhance guest experiences and allow our customers to promote their respective brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying intuitive solutions that increase speed and accuracy, thereby enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the customer relationship. Our strategy is to increase the proportion of revenue we derive from ongoing support and maintenance agreements, software as a subscription services, cloud applications and professional services.

Divestiture of Retail Solutions Group (RSG)

On May 31, 2013, we entered into a definitive agreement to sell our Retail Solutions Group business to an affiliate of Clearlake Capital Group, L.P., for total consideration of $34.6 million in cash, subject to customary closing conditions and expect to recognize a gain in this transaction. Additionally, we expect to utilize existing net operating losses against our gain. Following completion of the transaction, which we expect to occur in our fiscal second quarter, our business will be focused exclusively on our Hospitality Solutions Group and the growth opportunities in this market.

Acquisition of TimeManagement Corporation (TMx)

On June 10, 2013, we acquired the assets of TimeManagement Corporation, a privately-owned Minneapolis-based provider of enterprise-wide software and service solutions that streamline workforce management environments for hospitality operators.

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

To align with our strategic restructuring in fiscal 2012 and enhance transparency into the business, we commenced presenting revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue from continuing operations for these three specific areas of offerings follows:

	Year ended March 31,
(In thousands)	2013	2012	2011
Products	$123,798	$105,601	$104,769
Support, maintenance and subscription services	77,145	72,711	70,729
Professional services	35,197	30,577	27,183
Total	$236,140	$208,889	$202,681

Products: Products revenue includes resold hardware and proprietary and remarketed software that are deployed as an integral component of the solutions we provide. Our proprietary product suite is comprised of:

HSG Property Management Systems (“PMS”)

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

HSG Point-of-Sale

•
Agilysys InfoGenesis™ POS is award-winning point-of-sale software that combines powerful reporting and configuration capabilities in the back office with a fast, intuitive and easy-to-use terminal application. The flexible system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. The system's detailed and high-quality reporting capabilities give insight into sales data and guest purchasing trends. Other features include packages and prix fixe menus, signature capture and multi-language capability. InfoGenesis POS is available as an on-premise solution or through a subscription service.

•
Agilysys InfoGenesis™ Mobile is a mobile POS solution that seamlessly integrates with Agilysys InfoGenesis POS software. The application is reliable and easy to learn, with a user interface that's simple to use and configure. Users can tap, drag or swipe using an intuitive multi-touch interface to create and tender checks. Orders are automatically sent to the kitchen, enabling faster service and increased table turns. InfoGenesis Mobile is a flexible, cost-effective tool to help service teams become more efficient and productive. Simplified ordering and faster guest service provides a competitive edge in a crowded marketplace.

•
Agilysys Elevate™, a next generation POS solution, is a web-based system that operates in the cloud for ease of deployment and remote updates. Users can access data in real time from any location. Leveraging the best of modern interface features, Elevate delivers a clean, smooth and intuitive user experience. With the software's offline capabilities, including credit card payment acceptance, data is automatically synchronized once connectivity is restored.

•
Agilysys Meritage is a POS application that allows guests to browse a media-rich menu and place orders directly from an Apple® iPad® into the Agilysys InfoGenesis™ POS system for fulfillment and delivery. The solution can operate either as a standalone system or it can be integrated with InfoGenesis POS software.  In its integrated version, it gives management access to the POS back office, offering rich reporting and configuration capabilities. Meritage may be used purely as a self-service solution, although it is intended to be complementary to restaurant guests or used for room service. The functionality that allows communication between the guest and waitstaff enables messaging between the two, which helps staff provide the best possible guest experience.

•
Agilysys InfoGenesis™ Normandy mobile POS solution is an order-taking application intended to modernize and extend the functionality of your current POS software. Designed to operate on mobile handheld devices, InfoGenesis Normandy seamlessly integrates with both Agilysys InfoGenesis POS and Agilysys InfoGenesis Meritage solutions. The application facilitates communication between waitstaff and the kitchen or bar by automatically sending orders to each area, enabling faster service and increased table turns.

•	Agilysys MPOS is a handheld point-of-sale solution that integrates with InfoGenesis POS to enable guest service in any location.

•	Agilysys eMenu is an online ordering application that enables our customers to capitalize on the popularity of Web and kiosk ordering while maintaining their existing company brand and workflow.

•	Agilysys eCash takes traditional cashless payment and stored value card capabilities and integrates them directly with InfoGenesis POS, increasing consumers' payment options.

InfoGenesis POS, eMenu and eCash are available through traditional software licensing or via subscription.

RSG Point of Sale NextVision Mobile Application Suite

•
NextGateway supports a wide array of feature plug-ins such as store activity reporting, item price information, printer integration, emailing receipts and options for accessing and sharing local store and enterprise data.

•	NextManager uses the Company's new gateway framework to implement store reporting, terminal monitoring and manager alerts.

•	NextPosition 3T enables full mobile point-of sale functionality for Toshiba Global Commerce Solutions 4690-based Supermarket Application and ACE applications.

•
NextPosition 3S is a mobile point-of-sale software system available on iOS and Android mobile devices designed to work with the SAP® Point-of-Sale application 2.3 allowing retailers to extend their fixed point-of-sale and deliver true point-of-service experience to customers.

HSG Inventory & Procurement

•
Agilysys Stratton Warren System (SWS) integrates with all leading financial and POS software products. The software manages the entire procurement process via e-commerce, from the point of business development to managing enterprise-wide backend systems and daily operations.

•
Agilysys Eatec® provides core purchasing, inventory, recipe, forecasting, production and sales analysis functions and is unique in offering catering, restaurant, buffet management and nutrition modules in a single web-enabled solution.

•	Agilysys EatecTouch is an optional software applet that operates on any Windows®-based POS terminal, providing users with access to the Eatec application from any terminal location.

•
Agilysys EatecPocket is a Microsoft® Windows® Mobile compatible application designed to work on a handheld wireless device, enabling users to perform inventory transactions. The software incorporates barcode scanner functionality for mobile updates of the database.

Eatec and Stratton Warren System solutions are available through traditional software licensing or via subscription.

HSG Document Management

•
Agilysys DataMagine™ is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with all Agilysys products, adding functionality and increasing benefit to customers.

HSG Activities

•
Agilysys GolfPro is a module that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution.

•
Agilysys Spa Management software covers all aspects of running a spa business, from scheduling guests for services to managing staff schedules. The software also integrates with Agilysys PMS solutions.

•
Agilysys LMS ARTS® interfaces with hotel guest data, allowing reservationists to pre-plan activities when booking a guest's room. The application also places canceled activities back into inventory for resale, resulting in optimum property utilization and profitability.

•
Agilysys Visual One Activities software streamlines the management of all of the amenities and activities a property has to offer. Staff can easily schedule and personalize reservations for guests; activities then appear on itinerary/confirmations.

Support, Maintenance and Subscription Services: Contracted technical support, maintenance and subscription services are a significant portion of our consolidated revenue and typically generate higher profit margins than products revenue. Growth has been driven by a strategic focus on developing and promoting these offerings while market demand for proper maintenance and updates that enhance reliability, as well as the desire for flexibility in purchasing options, continue to reinforce this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on- and off-premise.

Professional Services: We have industry-leading expertise in designing, implementing, integrating and installing customized solutions into both legacy and newly created platforms. For existing enterprises, we seamlessly integrate new systems and for start-ups and fast-growing customers, we become a partner that can manage large-scale rollouts and tight construction schedules. Our extensive experience ranges from staging equipment to phased rollouts as well as training staff in a manner that saves our customers time and money.

Prior to the divestiture of TSG, we purchased IT products and services from the Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Oracle Corporation (Oracle) and other original equipment manufacturers (OEMs), and resold the components to customers. Operating results from the former TSG business are reported as components of discontinued operations.

In August 2012, Toshiba TEC Corporation acquired IBM's Retail Store Solutions business. Since the completion of the acquisition, we have maintained a strong relationship with Toshiba TEC and intend to continue to be a leading provider of related solutions and services in the supermarket, drug chain, general-retail and other hospitality segments.

Segment Reporting

We have two reportable business segments: HSG and RSG. See Note 16 to Consolidated Financial Statements titled Business Segments for a discussion of our segment reporting.

Hospitality Solutions Group (HSG)
HSG develops, markets and sells property and lodging management, point-of-sale, and inventory and procurement applications to customers in the hospitality industry, including operators of hotels, casinos, destination resorts, cruise lines and foodservice management establishments. We offer solutions that provide comprehensive control of the customer's property operations - from reservations, check in, point-of-sale and other guest-engagement activities to inventory, procurement and document management.

Retail Solutions Group (RSG)
RSG is one of North America's largest systems integrators retail point-of-sale, self-service and wireless solutions and provides proprietary business consulting, implementation and hardware maintenance and support services. Additionally, our extensive experience in the integration of wireless infrastructure with legacy systems enables our customers to capture the promise of today's mobile technology. Our mobile solutions extend the customer's operations to portable devices, increasing customer satisfaction and productivity with integrated software that reduces security exposure. We also sell POS and mobile POS (MPOS) solutions to facilitate the check-out process as well as other self-service capabilities.

RSG's expertise also encompasses a suite of support and professional services including consultation, analysis, design, installation and implementation, as well as onsite maintenance and ongoing help-desk support. Our comprehensive portfolio of support services provides total lifecycle management for our customers' in-store solutions to help increase their return on investment and lower their total cost of ownership.

Representative Agilysys clients include:

Ameristar Casinos, Inc.	Copper Mountain	Royal Caribbean Cruises, Ltd.
AVI Foodsystems, Inc.	The Cosmopolitan of Las Vegas	Royal Caribbean International
Banner Health	CSU Fullerton Auxiliary Services Corporation	Royal Lahaina Resort
Bed Bath & Beyond	Delhaize America	Rudy's Country Store and BBQ
Benchmarc Restaurants	Helzberg Diamonds	Sands Casino Resort Bethlehem
BJ's Wholesale Club	Hialeah Park	SAVOR
Black Rock Resort	Ho-Chunk Gaming	The Sea Pines Resort
Boyd Gaming Corporation	The Landmark London Hotel	Sephora
BR Guest Hospitality	Maryland Live! Casino	Sugar Factory
The Breakers Palm Beach	Norwegian Cruise Line	The Venetian Resort Hotel Casino
The Broadmoor's Ranch at Emerald Valley	Oxford Casino	Vail Resorts
Cannizaro House	Pinehurst Resort	Valley View Casino & Hotel
Casino del Sol	Rosen Hotels & Resorts	Wakefern Food Corp
Charming Charlie

Industry and Markets

The hospitality and retail industries encompass a wide variety of market sectors and customers. We operate extensively throughout North America and maintain additional sales and support offices in the United Kingdom, Singapore and Hong Kong. Sales to customers outside of the United States represent less than 10%.

The hospitality industry is made up of a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadiums, and arenas, among others. The industry is highly fragmented. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to Smith Travel Research, the U.S. lodging industry generated approximately $115 billion in room revenue in calendar 2012, with an average of approximately 61.4% of 4.8 million available rooms occupied. This compares with 58.9% in 2011 and a market-cycle peak occupancy rate of 63.1% in 2006. Travelers booked a record 1.09 billion U.S. room nights in 2012, up approximately 3% from 2011 and more than the previous record of 1.03 billion room nights in 2007.

The hospitality industry is economically sensitive. Business and destination resort travel are correlated with the economic conditions in their respective markets. Competition is intense for consumer spending, and hospitality industry participants are seeking ways to enhance the experience of their guests. We are seizing this opportunity by providing our customers with guest connectivity and engagement tools which enable them to enhance their brands and better manage their operations' growth and profitability. In addition to product solutions that are designed and customized to meet unique facility or multi-facility needs, we also provide an array of support and subscription options for maintaining systems and professional services for implementation and rollouts.

We have a significant customer base in the commercial casino and gaming sector. According to the American Gaming Association, over 30% of the U.S. adult population visited a casino at least once in 2012. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the business market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing Property Management Systems (PMS) to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as modern facilities evolve toward cashless operations and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. According to the Cruise Industry Overview-2012 State of the Cruise Industry report and Cruise Market Watch, cruise lines continued the growth trends of 2011 in 2012. The worldwide cruise ship fleet currently stands at 284 ships, up from 270 in 2011 and the current order book, which extends through 2016, includes 20 new builds. The industry carried over 20 million passengers in 2012, up from 19.3 million passengers in 2011.

Similarly, the modern retail industry is rapidly transitioning to a higher level of engagement with customers. Retailers selling directly to consumers include softline purveyors (clothing, accessory/shoe and department stores) and hardline purveyors (home improvement, home furnishings and electronics stores) as well as purveyors of consumer staples such as groceries. Integrating our innovative technology with marketing is allowing Retail Solutions Group customers to enjoy the benefits of gift cards and loyalty programs. Other solutions such as mobile POS enable retailers to reduce wait times, increase accuracy and accelerate management reporting. For rapidly expanding retailers and retailers that are engaged in large store-wide POS technology refreshment, we manage large-scale implementation and roll-out-including procurement, staging and installation, post-sale service and maintenance contracts-to ensure a reliable and secure environment.

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

For fiscal 2013, revenue from one RSG customer represented 12.7% of consolidated net revenue.

Seasonality

The HSG and RSG operating units have traditionally experienced seasonal revenue weakness during our fiscal first quarter ending June 30 and, prior to the sale of TSG, we traditionally experienced a seasonal increase in revenue during our fiscal third quarter ending December 31. Additionally, the timing of large one-time orders, such as those associated with substantial retail product rollouts, occasionally creates volatility in our quarterly results.

Competition

Our solutions face a highly competitive market. Competition exists with respect to developing and maintaining relationships with customers, pricing for products and solutions, and customer support and service. Furthermore, our RSG business segment occasionally competes with some of our own suppliers.

HSG competes with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include MICROS Systems, Inc., NCR, Par Technology, Multi-System, Inc., and Infor. We also compete with software companies like IDeaS Revenue Solutions, POSitouch, Northwind and Xpient Solutions and, to a lesser extent, hardware vendors such as IBM, HP, Dell, Casio, and Toshiba. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

RSG competes in a highly fragmented and regionalized marketplace. We compete primarily with regional integrators, regional and national value-added resellers, solution providers and niche vendors.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of May 31, 2013, we had 765 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

Item 1A.  Risk Factors.

Risks Relating to Our Business

The proposed sale of our RSG business segment creates uncertainty and potential liability for the Company.

On May 31, 2013, we and an affiliate of Clearlake Capital Group, L.P. (“Buyer”), entered into an asset purchase agreement pursuant to which we agreed to sell certain assets of its RSG business to Buyer for a purchase price of $34.6 million, subject to adjustment based on final working capital. The closing of the RSG sale is subject to certain conditions and is expected to occur in our fiscal second quarter, which ends September 30, 2013. There is no assurance that the RSG Sale will close.

The purchase agreement provides that, upon a termination in certain specified circumstances relating to acquisition proposals, we may become obligated to pay Buyer a termination fee of $2.0 million and reimburse expenses up to $1.3 million.

If we do not close the RSG sale, we will have incurred significant costs for which we will have received little or no benefit, and we may also incur negative reactions from the financial markets and our shareholders, potential investors, customers and employees. In addition, completing the RSG sale may divert our management's attention from our existing business. Conversely, if the RSG sale is closed, we will operate with less revenue, as the RSG business accounted for approximately 58.4% of our revenue in fiscal 2013.

Each of the above described risk factors associated with the RSG sale may adversely affect our cash flow, operating results and financial condition, and each of these factors may also adversely affect the trading price of common shares.

Continuing challenging global economic conditions could adversely affect our business and financial results.

Global economic conditions continue to be challenging. Our revenue and profitability depend significantly on general economic conditions and the level of capital available to our customers. Our business trends and revenue growth continue to be affected by the challenging economic climate. These difficult economic conditions and the uncertainty about future economic conditions may adversely affect our customers' level of spending, ability to obtain financing for purchases, ability to make timely payments to us and adoption of new technologies, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, lead to increased price competition and adversely affect our results of operations.

Our future success will depend on our ability to develop new products, product upgrades and services that achieve market acceptance.

Our business is characterized by rapid and continual changes in technology and evolving industry standards. We believe that in order to remain competitive in the future we will need to continue to develop new products, product upgrades and services, requiring the investment of significant financial resources. If we fail to accurately anticipate our customer's needs and technological trends, or are otherwise unable to complete the development of a product or product upgrade on a timely basis, we will be unable to introduce new products or product upgrades into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

Several companies offer products and services similar to ours. The rapid rate of technological change in the hospitality market makes it likely we will face competition from new products designed by companies not currently competing with us. We believe our competitive ability depends on our product offerings, our experience in the hospitality industry, our product development and systems integration capability, and our customer service organization. There is no assurance, however, that we will be able to compete effectively in the hospitality technology market in the future.

If we fail to meet our customers' performance expectations, our reputation may be harmed, and we may be exposed to legal liability.

Our ability to attract and retain customers depends to a large extent on our relationships with our customers and our reputation for high quality professional services and integrity. As a result, if a customer is not satisfied with our services or solutions, our reputation may be damaged. Moreover, if we fail to meet our clients' performance expectations, we may lose clients and be subject to legal liability, particularly if such failure adversely impacts our clients' businesses.

In addition, many of our projects are critical to the operations of our customers' businesses. While our contracts typically include provisions designed to limit our exposure to legal claims relating to our products and services, these provisions may not adequately protect us or may not be enforceable in all cases. The general liability insurance coverage that we maintain, including coverage for errors and omissions, is subject to important exclusions and limitations. We cannot be certain that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our profitability.

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

Our software may be used in connection with processing sensitive data (e.g., credit card numbers), and is sometimes used to store such data. It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements and that we take appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers' systems will not be breached, or that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

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

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California alleging that point-of-sale and property management and other hospitality information technology products sold by us infringe three patents owned by Ameranth.

This lawsuit and any other such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are found liable, we could be obligated to pay significant damages or enter into license agreements.

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

We review our goodwill and other intangible asset balances for impairment on at least an annual basis. During the fourth quarter of fiscal 2012, we concluded that certain software developed technology within HSG was no longer available for sale. As a result we recorded an impairment charge of $9.7 million, which impacted HSG's operations. In fiscal 2011, we recognized non-cash impairment charges for goodwill and intangible assets totaling $1.0 million. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to further write down the carrying value of goodwill and/or other intangible assets associated with any of our reporting units in the future.

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

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. Many of the industries that we serve have experienced recent consolidations, including the hotel, casino, quick serve restaurant and grocery industries. Although recent consolidations in these industries have not materially adversely affected our business, there is no assurance that future consolidation will not have such affect. For example, if one of our current customers merges or consolidates with a company that relies on another provider's products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect our business.

Risks Relating to Our Stock

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2013, the trading price of our common stock ranged from a high of $10.05 to a low of $6.81. The volatility of our stock price may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

Our largest shareholder, MAK Capital, currently holds approximately 32% of our common shares, which could impact corporate policy and strategy, and MAK Capital's interests may differ from those of other shareholders.

Pursuant to the approval by shareholders of a control share acquisition proposal, MAK Capital holds approximately 32% of our outstanding common shares. As a significant shareholder whose responses could potentially affect the interests of Agilysys and the other shareholders, our Board may consider MAK Capital's potential response to a particular decision of the Board in considering the range of possible corporate policies and strategies in the future, potentially influencing corporate policy and strategic planning.

MAK entered into a Voting Trust Agreement with Computershare, as trustee, which provides that, for both strategic and other transactions requiring at least two-thirds of the voting power to approve, the trustee will vote a certain percentage of MAK Capital's shares in favor of, against, or abstaining from voting in the same proportion as all other shares voted by shareholders (including MAK Capital's shares not being voted by the trustee). If the Voting Trust Agreement, as amended, that MAK entered into with Computershare were to terminate for any reason, MAK Capital would have a level of control that would highly influence the approval or disapproval of transactions requiring under Ohio law the approval of two-thirds of the outstanding common shares, such as a business combination, or majority share acquisition involving the issuance of common shares entitling the holders to exercise one-sixth or more of the voting power of Agilysys, each of which requires approval by two-thirds of the outstanding common shares. MAK Capital might also be able to initiate or substantially assist any such transaction. Even with the limitations on MAK Capital's voting power imposed by the Voting Trust Agreement, as amended, it would be more difficult for the other shareholders to approve such a transaction if MAK Capital opposed it, and MAK Capital's interests may differ from those of other shareholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Agilysys' corporate services are located in Alpharetta, Georgia where we lease approximately 23,000 square feet of office space. In addition, we lease approximately 27,000 square feet of office space in Las Vegas, Nevada, 6,400 square feet of office space in Bellevue, Washington and 77,500 square feet of warehouse and office space in Taylors, South Carolina. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3.  Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. The parties to the lawsuit are currently engaged in discovery.  At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

On February 28, 2013 we participated in a mediation that resulted in a tentative agreement to resolve the wage and hour putative class action lawsuit filed against the company on July 9, 2012, in the United States District Court for the Northern District of California.  A motion for preliminary approval of a proposed settlement in the amount of $1.5 million was filed with the court on June 6, 2013.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares, without par value, are traded on the NASDAQ Stock Market LLC under the symbol “AGYS”. The high and low sales prices for the common shares for each quarter during the past two fiscal years are presented in the table below.

Fiscal 2013	High	Low
Fourth quarter	$10.05	$8.21
Third quarter	$8.78	$7.23
Second quarter	$9.05	$8.00
First quarter	$9.25	$6.81

Fiscal 2012	High	Low
Fourth quarter	$9.60	$6.92
Third quarter	$9.00	$6.50
Second quarter	$10.00	$6.60
First quarter	$8.62	$4.43

The closing price of the common shares on May 31, 2013, was $11.46 per share. There were 1,947 shareholders of record.

We did not pay dividends in fiscal 2013 or 2012 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software for the period March 31, 2008 through March 31, 2013. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2008	2009	2010	2011	2012	2013
Agilysys, Inc.	$100.00	$37.86	$99.47	$51.12	$80.07	$88.53
Russell 2000	$100.00	$62.50	$101.72	$127.96	$127.71	$148.52
Peer Group	$100.00	$76.86	$111.20	$135.01	$131.87	$117.68

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data.

The following selected consolidated financial and operating data was derived from our audited consolidated financial statements and the current and prior period operating results of TSG have been classified within discontinued operations for all periods presented as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	Year ended March 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Operating results
Net revenue	$236,140	$208,889	$202,681	$193,506	$220,888
Gross profit	90,170	79,836	75,639	74,008	86,099
Operating loss	(1,111)	(41,190)	(21,625)	(14,880)	(184,371)
Loss from continuing operations, net of taxes	(1,298)	(34,239)	(22,975)	(7,630)	(178,644)
Income (loss) from discontinued operations, net of taxes	—	11,456	(32,500)	11,177	(105,490)
Net (loss) income	$(1,298)	$(22,783)	$(55,475)	$3,547	$(284,134)

Per share data (1)
Basic and diluted
Loss from continuing operations	$(0.06)	$(1.53)	$(1.01)	$(0.34)	$(7.91)
Income (loss) from discontinued operations	—	0.51	(1.43)	0.49	(4.67)
Net (loss) income	$(0.06)	$(1.02)	$(2.44)	$0.15	$(12.58)

Weighted-average shares outstanding - basic and diluted	21,880	22,432	22,785	22,627	22,587

Balance sheet data at year end
Cash and cash equivalents	$82,931	$97,587	$74,354	$65,535	$36,451
Working capital	72,121	76,286	83,005	88,978	72,150
Total assets (2)	196,964	204,139	312,398	330,449	374,436
Total debt	687	994	1,906	819	623
Total shareholders’ equity	113,856	114,438	148,104	198,924	192,717

(1) When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

(2) The decrease in assets from fiscal 2011 to 2012 is due to the sale of TSG.

Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

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

The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This discussion should read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 15 of this Annual Report titled, "Financial Statements and Supplementary Data." Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 3 of this Annual Report and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries. We specialize in the development of market-leading point-of-sale (POS), property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. In addition, we provide support, maintenance, resold hardware products and software hosting or subscription services. Our customers include casinos, resorts, hotels, foodservice venues, stadiums, cruise lines, grocery stores, convenience stores, general & specialty retail businesses and partners. A significant portion of our consolidated revenue is derived from contract support, maintenance agreements and professional services.

We operate extensively throughout North America, Europe and Asia, with corporate services located in Atlanta, GA, EMEA headquarters in Cheshire, UK and APAC offices in both Singapore and Hong Kong. We have two operating segments: Hospitality Solutions Group (HSG) and Retail Solutions Group (RSG).
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

Results of Operations

Fiscal 2013 Compared with Fiscal 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2013 and 2012:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$123,798	$105,601	$18,197	17.2%
Support, maintenance and subscription services	77,145	72,711	4,434	6.1%
Professional services	35,197	30,577	4,620	15.1%
Total net revenue	236,140	208,889	27,251	13.0%
Cost of goods sold:
Products, inclusive of developed technology amortization	96,618	83,550	13,068	15.6%
Support, maintenance and subscription services	27,760	25,706	2,054	8.0%
Professional services	21,592	19,797	1,795	9.1%
Total net cost of goods sold	145,970	129,053	16,917	13.1%
Gross profit	90,170	79,836	10,334	12.9%
Gross profit margin	38.2%	38.2%
Operating expenses:
Product development	32,680	30,309	2,371	7.8%
Sales and marketing	21,664	24,006	(2,342)	(9.8)%
General and administrative	27,601	32,889	(5,288)	(16.1)%
Depreciation of fixed assets	2,674	4,602	(1,928)	(41.9)%
Amortization of intangibles	3,382	3,686	(304)	(8.2)%
Asset impairments and related charges	120	9,681	(9,561)	nm
Legal settlements	1,664	—	1,664	nm
Restructuring, severance and other charges	1,496	15,853	(14,357)	(90.6)%
Operating loss	$(1,111)	$(41,190)	$40,079	(97.3)%
Operating loss percentage	(0.5)%	(19.7)%

nm - not meaningful.

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2013	2012
Net revenue:
Products	52.4%	50.6%
Support, maintenance and subscription services	32.7	34.8
Professional services	14.9	14.6
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	40.9	40.0
Support, maintenance and subscription services	11.8	12.3
Professional services	9.1	9.5
Total net cost of goods sold	61.8	61.8
Gross profit	38.2	38.2
Operating expenses:
Product development	13.8	14.5
Sales and marketing	9.2	11.5
General and administrative	11.7	15.7
Depreciation of fixed assets	1.1	2.2
Amortization of intangibles	1.4	1.8
Asset impairments and related charges	0.1	4.6
Legal settlements	0.7	—
Restructuring, severance and other charges	0.6	7.6
Operating loss	(0.5)%	(19.7)%

The following table presents our revenue and operating results by business segment for the fiscal years ended March 31, 2013 and 2012:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$33,517	$25,608	$7,909	30.9%
Support, maintenance and subscription services	50,206	47,612	2,594	5.4%
Professional services	14,585	13,155	1,430	10.9%
Total revenue from external customers	98,308	86,375	11,933	13.8%
Gross profit	$63,260	$55,354	$7,906	14.3%
Gross profit margin	64.3%	64.1%
Operating income (loss)	$14,428	$(6,552)	$20,980	(320.2)%
Retail (RSG)
Revenue from external customers:
Products	$90,281	$79,993	$10,288	12.9%
Support, maintenance and subscription services	26,939	25,099	1,840	7.3%
Professional services	20,612	17,422	3,190	18.3%
Total revenue from external customers	137,832	122,514	15,318	12.5%
Gross profit	$26,910	$24,482	$2,428	9.9%
Gross profit margin	19.5%	20.0%
Operating income	$10,840	$5,481	$5,359	97.8%
Total reportable business segments
Total revenue from external customers	$236,140	$208,889	$27,251	13.0%
Gross profit	$90,170	$79,836	$10,334	12.9%
Gross profit margin	38.2%	38.2%
Operating income (loss)	$25,268	$(1,071)	$26,339	nm
Corporate/Other
Operating loss	$(26,379)	$(40,119)	$13,740	(34.2)%
Total Company
Total revenue from external customers	$236,140	$208,889	$27,251	13.0%
Gross profit	$90,170	$79,836	$10,334	12.9%
Gross profit margin	38.2%	38.2%
Operating loss	$(1,111)	$(41,190)	$40,079	(97.3)%

nm - not meaningful.

Net revenue.  Total net revenue increased $27.3 million, or 13.0%, during fiscal 2013 compared to fiscal 2012. Products revenue increased $18.2 million, or 17.2%, support and maintenance and subscription services revenue increased $4.4 million, or 6.1%, and professional services revenue increased $4.6 million, or 15.1%.

HSG’s revenue increased $11.9 million, or 13.8%, in fiscal 2013 compared to fiscal 2012. The $7.9 million, or 30.9%, increase in products revenue was the result of a couple of large remarketed product sales, continued organic growth in our proprietary software licenses and the negative impact in fiscal 2012 of certain errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated in fiscal 2012 was approximately $1.2 million. The $2.6 million, or 5.4%, increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from proprietary products. The $1.4 million, or 10.9%, increase in professional services is due to the growth in services consistent with growth in our proprietary software licenses.

RSG’s revenue increased $15.3 million, or 12.5%, in fiscal 2013 compared to fiscal 2012. The $10.3 million, or 12.9%, increase in products revenue as a result of increased hardware sales. The increase in support, maintenance and subscription services revenue of

$1.8 million, or 7.3%, is the result of additional multi-year support contracts. Professional services revenue increased $3.2 million, or 18.3%, due to the addition of several multi-location, multi-year contracts for certain of our service offerings.

Gross profit and gross profit margin.  Our total gross profit increased $10.3 million, or 12.9%, in fiscal 2013 while total gross profit margin remained at 38.2%. Products gross profit increased $4.7 million and gross profit margin increased 80 basis points to 21.4%. Support, maintenance and subscription services gross profit increased $2.8 million while gross margin decreased 40 basis points to 64.4%. Professional services gross margin increased $2.8 million and gross profit margin increased 340 basis points to 38.7%.

HSG’s gross profit increased $7.9 million, or 14.3%, in fiscal 2013 while gross profit margin remained relatively flat, increasing 20 basis points to 64.3% in fiscal 2013. Products gross profit margin increased 80 basis points mainly as a result of an increase in proprietary software sales which carry a higher margin, partially offset by a couple of large lower-margin remarketed products sales during the last half of fiscal 2013 which negatively impacted our overall margin by 5 basis points. Support, maintenance and subscription services gross profit margins increased 120 basis points due to economy of scale. Professional services gross profit margin increased 600 basis points as a result of efficient management of project labor within implementation services.

RSG’s gross profit increased $2.4 million, or 9.9%, in fiscal 2013 while gross profit margin decreased 50 basis points to 19.5% in fiscal 2013. Products gross profit margin remained the same with incentives from vendors for over-achievements of our goals offsetting a lower margin large hardware sale. The support gross profit margins decreased due to the mix within remarketed and proprietary product support. Professional services gross margin had an increase of 210 basis points due to the mix and seasonality within our offerings.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges, legal settlements and restructuring, severance and other charges, decreased $7.5 million, or 7.8%, in fiscal 2013 compared with fiscal 2012. On a segment basis, HSG decreased $2.1 million, RSG decreased $2.3 million and Corporate decreased $3.1 million.

Product development.  Product development includes all costs associated with research and development. Product development increased $2.4 million, or 7.8% in fiscal 2013 compared with fiscal 2012. Product development expenses increased $2.5 million in HSG and decreased $0.1 million in RSG in fiscal 2013 compared to fiscal 2012. This increase in HSG is driven by the continued investment in internal and external resources to enhance the existing products and the early stage development of our future platforms. The decrease in RSG is mainly driven by the capitalization of internal labor costs associated with certain proprietary software product offerings.

Sales and marketing.  Sales and marketing decreased $2.3 million, or 9.8% in fiscal 2013 compared with fiscal 2012. Sales and marketing expenses decreased $0.9 million in HSG and $1.4 million in RSG in fiscal 2013 compared to fiscal 2012. The decrease in HSG and RSG is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative.  General and administrative decreased $5.3 million, or 16.1%, in fiscal 2013 compared to fiscal 2012. HSG decreased $3.6 million, RSG decreased $0.6 million and Corporate decreased $1.1 million. This is a result of lower employee related costs created by efficiencies in back-office processes generated through the fiscal 2012 restructuring, offset by an increase in operating expenses associated with investments in resources to improve operational efficiencies.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $1.9 million on a consolidated basis driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia and the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

Amortization of intangibles.  Amortization of intangibles decreased $0.3 million in fiscal 2013. This decrease is due to certain internal use software and developed technology reaching their useful lives during fiscal 2013.

Asset Impairments and related charges. During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result during fiscal 2012, we impaired the entire remaining assets of $8.6 million, and accrued the costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million. In fiscal 2013, we recorded in an additional $0.1 million related to the costs associated with this asset impairment.

Legal settlements. During the fourth quarter of fiscal 2013, we recorded $1.7 million in legal settlements related to pending lawsuits.

Restructuring, severance and other charges.  Restructuring, severance and other charges decreased $14.4 million in fiscal 2013 compared to fiscal 2012. In fiscal 2012, we announced restructuring actions and recorded $15.9 million in restructuring charges, primarily comprised of severance and related benefits, and we incurred $4.4 million of accelerated depreciation due to the relocation of our previous corporate services in Solon, Ohio location and closing our facilities in Emeryville, California and Frederick, Maryland. In fiscal 2013, we recorded an additional $1.1 million restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. In addition, we recorded $0.3 million in severance costs during the second quarter. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses:
Interest income	$(14)	$(103)	$(89)	(86.4)%
Interest expense	346	978	632	64.6%
Other expenses (income), net	139	181	42	23.2%
Total other (income) expenses, net	$471	$1,056	$585	55.4%

Interest income.  Interest income decreased during fiscal 2013 compared to fiscal 2012 as a result of higher interest earned in fiscal 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases, loans on corporate-owned life insurance policies and the amortization of deferred financing fees. Interest expense decreased $0.6 million during fiscal 2013 compared to fiscal 2012 primarily driven by the credit facility we terminated in July 2011 which resulted in immediate expense of approximately $0.4 million in unamortized deferred financing fees related to the credit facility.

Other expenses, net.  In fiscal 2013 compared to fiscal 2012, the decrease of other expenses primarily consists of losses recognized in connection with our marketable securities (Rabbi Trust), partially offset by movements in foreign currencies relative to the U.S. dollar and gains related to change in surrender value of company-owned life insurance policies.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax (benefit) expense	$(284)	$(8,007)	$(7,723)	nm
Effective tax rate	18.0%	19.0%

nm - not meaningful

For fiscal 2013, the effective tax rate was different than the statutory rate due primarily to recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

For fiscal 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

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

Fiscal 2012 Compared to Fiscal 2011

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2012 and 2011:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Net revenue:
Products	$105,601	$104,769	$832	0.8%
Support, maintenance and subscription services	72,711	70,729	1,982	2.8%
Professional services	30,577	27,183	3,394	12.5%
Total net revenue	208,889	202,681	6,208	3.1%
Cost of goods sold:
Products, inclusive of developed technology amortization	83,550	80,090	3,460	4.3%
Support, maintenance and subscription services	25,706	25,507	199	0.8%
Professional services	19,797	21,445	(1,648)	(7.7)%
Total net cost of goods sold	129,053	127,042	2,011	1.6%
Gross profit	79,836	75,639	4,197	5.5%
Gross profit margin	38.2%	37.3%
Operating expenses:
Product development	30,309	27,531	2,778	10.1%
Sales and marketing	24,006	22,212	1,794	8.1%
General and administrative	32,889	37,121	(4,232)	(11.4)%
Depreciation of fixed assets	4,602	3,914	688	17.6%
Amortization of intangibles	3,686	5,122	(1,436)	(28.0)%
Asset impairments and related charges	9,681	959	8,722	nm
Restructuring, severance and other charges	15,853	405	15,448	3,814.3%
Operating loss	$(41,190)	$(21,625)	$(19,565)	90.5%
Operating loss percentage	(19.7)%	(10.7)%

nm - not meaningful.

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2012	2011
Net revenue:
Products	50.6%	51.7%
Support, maintenance and subscription services	34.8	34.9
Professional services	14.6	13.4
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	40.0	39.5
Support, maintenance and subscription services	12.3	12.6
Professional services	9.5	10.6
Total net cost of goods sold	61.8	62.7
Gross profit	38.2	37.3
Operating expenses:
Product development	14.5	13.6
Sales and marketing	11.5	11.0
General and administrative	15.7	18.3
Depreciation of fixed assets	2.2	1.9
Amortization of intangibles	1.8	2.5
Asset impairments and related charges	4.6	0.5
Restructuring, severance and other charges	7.6	0.2
Operating loss	(19.7)%	(10.7)%

The following table presents our revenue and operating results by business segment for fiscal years ended March 31, 2012 and 2011:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2012	2011	$	%
Hospitality (HSG)
Revenue from external customers:
Products	$25,608	$35,306	$(9,698)	(27.5)%
Support, maintenance and subscription services	47,612	45,053	2,559	5.7%
Professional services	13,155	13,650	(495)	(3.6)%
Total revenue from external customers	86,375	94,009	(7,634)	(8.1)%
Gross profit	$55,354	$54,669	$685	1.3%
Gross profit margin	64.1%	58.2%
Operating (loss) income	$(6,552)	$5,836	$(12,388)	(212.3)%
Retail (RSG)
Revenue from external customers:
Products	$79,993	$69,463	$10,530	15.2%
Support, maintenance and subscription services	25,099	25,676	(577)	(2.2)%
Professional services	17,422	13,533	3,889	28.7%
Total revenue from external customers	122,514	108,672	13,842	12.7%
Gross profit	$24,482	$20,970	$3,512	16.7%
Gross profit margin	20.0%	19.3%
Operating income	$5,481	$3,164	$2,317	73.2%
Total reportable business segments
Total revenue from external customers	$208,889	$202,681	$6,208	3.1%
Gross profit	$79,836	$75,639	$4,197	5.5%
Gross profit margin	38.2%	37.3%
Operating income	$(1,071)	$9,000	$(10,071)	(111.9)%
Corporate/Other
Operating loss	$(40,119)	$(30,625)	$(9,494)	31.0%
Total Company
Total revenue from external customers	$208,889	$202,681	$6,208	3.1%
Gross profit	$79,836	$75,639	$4,197	5.5%
Gross profit margin	38.2%	37.3%
Operating loss	$(41,190)	$(21,625)	$(19,565)	90.5%

Net revenue.  Total net revenue increased $6.2 million or 3.1% during fiscal 2012 compared to fiscal 2011. Products revenue, support, maintenance and subscription services revenue and professional services revenue increased $0.8 million, $2.0 million and $3.4 million, respectively.

HSG's revenue decreased $7.6 million or 8.1% in fiscal 2012 compared to fiscal 2011. The decrease in products revenue of approximately $9.7 million was driven by lower volumes in our remarketed products as well as a decline in perpetual software licenses with a shift in strategy to focus on selling subscription based services revenue which is typically recognized over a five year period. In addition, products revenue was negatively impacted by the errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated prior to fiscal 2012 was approximately $1.0 million. The $2.6 million or 5.7% increase in support, maintenance and subscription services in fiscal 2012 was the result of growth in both subscription based revenue and ongoing support from traditional proprietary products.

RSG's revenue increased $13.8 million or 12.7 % in fiscal 2012 compared to fiscal 2011. The increase in products and professional services revenue of approximately $10.5 million or 15.2 % and $3.9 million or 28.7%, respectively, are the result of higher volumes associated with several multi-location, multi-year contracts for remarketed products. We experienced a decline in support, maintenance and subscription services revenue of approximately $0.6 million or 2.2 % as a result of not renewing certain support contracts that were less accretive to gross profit than desired.

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

HSG's gross profit increased $0.7 million or 1.3% for fiscal 2012 and gross profit margin improved 590 basis points to 64.1% in fiscal 2012 from 58.2% in fiscal 2011. This is primarily due to professional services gross profit margin improvement of 2,070 basis points as a result of efficient management of project labor within implementation services. In addition, products gross profit margin improved 80 basis points as a result of selling higher margin opportunities. The support, maintenance and subscription services gross profit margin declined less than 100 basis points as a result of additional labor resources being dedicated to product enhancement.

RSG's gross profit increased $3.5 million or 16.7% for fiscal 2012 and gross profit margin increased 70 basis points to 20.0% in fiscal 2012 compared with 19.3% in fiscal 2011. This is primarily due to higher professional service margins yielding an improvement of 1,040 basis points as a result of improved labor efficiencies. The support gross profit margins increased approximately 130 basis points in line with our continued strategic initiatives focused on more profitable revenue streams. Products gross profit margin declined less than 100 basis points consistent with price compression associated with remarketed products in the market.

Operating expenses

Operating expenses, excluding the one-time charges for asset impairments and related charges and restructuring and related charges, decreased $0.4 million, or 0.4% in fiscal 2012 compared with fiscal 2011. On a segment basis, HSG and RSG increased $2.1 million and $0.6 million, respectively, and Corporate decreased $3.1 million.

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

Asset impairments and related charges.  We recorded asset impairments and related charges of $9.7 million and $1.0 million in fiscal 2012 and fiscal 2011, respectively. During the fourth quarter of 2012, it was determined that certain developed technologies would no longer be offered for sale. As a result, we have impaired the entire remaining assets of $8.6 million, and accrued the costs associated with a transition plan for all of the existing customers off of this platform of $1.1 million.  In fiscal 2011, we concluded that certain internally developed software within HSG was no longer being sold. As a result, we recorded an impairment charge of $0.1 million. Also in fiscal 2011, we concluded that we were no longer using certain indefinite-lived intangible assets related to HSG trade names. Accordingly, we recorded an impairment charge of $0.9 million.

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

The restructuring charges recorded in fiscal 2011 consist of settlement costs of $0.4 million related to the payment of an obligation under Agilysys' nonqualified executive retirement defined benefit pension plan for an executive officer (the “SERP”) who was part of the fiscal 2009 restructuring actions.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Other (income) expenses
Interest income	$(103)	$(73)	$30	41.1%
Interest expense	978	1,297	319	24.6%
Other expenses (income), net	181	(2,294)	(2,475)	107.9%
Total other expenses (income), net	$1,056	$(1,070)	$(2,126)	198.7%

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

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2012	2011	$	%
Income tax (benefit) expense	$(8,007)	$2,420	$(10,427)	nm
Effective tax rate	19.0%	(11.8)%

nm - not meaningful

For fiscal 2012 and 2011, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items effecting the rate in the fiscal 2012 include foreign and state taxes, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, and other U.S. permanent book to tax differences.

In fiscal 2011, an increase in the valuation allowance was recorded due to the correction of an error. In 2009, we erroneously considered the tax effect of indefinite-lived intangible assets as a source of future taxable income when we established a valuation allowance against our U.S. deferred tax assets. During fiscal 2011, we recorded an adjustment to correct this error, increasing income tax expense by $3.8 million. The adjustment increased our valuation allowance against our U.S. deferred tax asset
Other items effecting the rate in fiscal 2011 include non-taxable life insurance proceeds, a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, and other U.S. permanent book to tax differences.

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

Fiscal 2012 Restructuring Activity
In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.0 million in restructuring charges, of which $1.1 million was recorded in the fiscal 2013, related to the fiscal 2012 restructuring activity. These charges were primarily comprised of severance and related benefits. On a segment basis, these restructuring costs totaled $2.6 million, $0.6 million, and $8.8 million for HSG, RSG and Corporate/Other, respectively. As of March 31, 2013, we had a remaining liability of approximately $0.4 million recorded for fiscal 2012 restructuring activity. As a result of taking these restructuring actions, we realized between $14.0 million and $16.0 million in cost savings, of which approximately half was recognized in the fiscal 2012 run rate. The remaining savings have been realized during fiscal 2013.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of March 31, 2013, we had a remaining liability of approximately $0.2 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges during fiscal 2014 for ongoing facility obligations.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2013. We believe that cash flow from operating activities, cash on hand of $82.9 million as of March 31, 2013 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2013 and March 31, 2012, our total debt was approximately $0.7 million and $0.8 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2013, 100% of our cash and cash equivalents were deposited in bank accounts. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Revolving Credit Facility

As previously reported, we executed a Loan and Security Agreement dated May 5, 2009, the Credit Facility, with Bank of America, N.A., as agent for the lenders. Our obligations under the Credit Facility were secured by our assets (as defined in the Credit Facility). The Credit Facility provided $50 million of credit for borrowings and letters of credit and would mature May 5, 2012. On July 29, 2011, we terminated the Credit Facility in conjunction with the sale of TSG.

Cash Flow

	Year ended March 31,
(In thousands)	2013	2012	2011
Net cash (used in) provided by continuing operations:
Operating activities	$(10,705)	$5,301	$(8,914)
Investing activities	(3,053)	60,339	(4,796)
Financing activities	(877)	(15,413)	(608)
Effect of exchange rate changes on cash	(21)	5	403
Cash flows (used in) provided by continuing operations	(14,656)	50,232	(13,915)
Net operating and investing cash flows (used in) provided by discontinued operations	—	(26,999)	22,734
Net (decrease) increase in cash and cash equivalents	$(14,656)	$23,233	$8,819

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $10.7 million in fiscal 2013. The use of cash included $13.2 million of non-recurring payments; $6.3 million for BEP and SERP payments and $6.9 million in restructuring payments. Also contributing to the use of cash is the increase in accounts receivable of $13.3 million due to the timing of annual support billings, a change in payment terms and large remarketed sales and an increase in deferred revenue of $2.6 million. This is offset by the increase in adjustments to net loss of $12.2 million related to legal settlements, depreciation and amortization and stock based compensation. Additional offsets to the use of cash include an increase in accounts payable of $4.3 million related to the purchase of products to support the large remarketed product sales and a decrease in inventory of $3.5 million.

The $5.3 million in cash provided by operating activities in fiscal 2012 was comprised of $34.2 million in losses from continuing operations, offset by $ 32.8 million in non-cash adjustments to the net loss from continuing operations, and a $6.7 million benefit from changes in operating assets and liabilities. Significant non-cash adjustments to the losses from continuing operations were $9.7 million in asset impairments and related charges, $10.5 million in depreciation and amortization expenses, $10.0 million in restructuring and related charges, net of payments and $2.9 million in share-based compensation expense. Significant changes in operating assets and liabilities primarily consisted of a $6.0 million increase in accounts payable, a $4.4 million increase in deferred revenue, a $4.8 million increase in inventories and a $1.5 million increase in income taxes payable. Included in the changes to operating assets and liabilities was the payment of $5.0 million for employee related benefit plans. The improvement driven by deferred revenue is the result of increased sales in ongoing maintenance, support and subscription revenue, mainly within the HSG operating segment. The benefit from taxes payable (receivable) was primarily the result of a $1.0 million income tax refund received during fiscal 2012.

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

Cash flow (used in) provided by investing activities from continuing operations. In fiscal 2013, the $3.1 million in cash used in investing activities was primarily comprised of $3.0 million used for the purchase of property and equipment and $4.4 million for the development of proprietary software, offset by $4.3 million in funds from the marketable securities (Rabbi Trust). The $3.0 million in capital expenditures was primarily used for capitalized product development technology, leasehold improvements and computer equipment. The funds from the Rabbi Trust were used to settle employee benefit obligations.

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

Cash flow used in financing activities from continuing operations.  During fiscal 2013, the $0.9 million used in financing activities was primarily comprised of payments on capital lease obligations and the repurchase of shares to satisfy employee tax withholding related to equity awards.

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

Investments
Investments in Corporate-Owned Life Insurance Policies and Marketable Securities

Agilysys invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of certain employee benefit plans. Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Consolidated Balance Sheets. Our investment in corporate-owned life insurance policies was recorded at their cash surrender value, which approximates fair value, at the balance sheet date. In additions, certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we split a portion of the policy benefits with the former executive's designated beneficiary.

In fiscal 2012 and 2011, Agilysys' investment in marketable equity securities were held within the Rabbi Trust and classified as available for sale. However, these investments were restricted by the terms of the Rabbi Trust agreement and could only be used to satisfy the benefit obligations of our nonqualified benefit plans or to satisfy the obligations of our general creditors under an insolvency. The benefit obligations were fulfilled in April 2012 and the Rabbi Trust was subsequently closed. Additional information regarding the investments in corporate-owned life insurance policies and marketable securities is provided in Note 11, Employee Benefit Plans, in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2013.

(In thousands)	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases (1)	$13,093	$3,547	$5,619	$2,223	$1,704
Restructuring liabilities	584	584	—	—	—
Capital leases	806	378	389	39	—
Asset retirement obligation	744	30	314	400	—
Total contractual obligations	$15,227	$4,539	$6,322	$2,662	$1,704

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 12, Commitments and Contingencies.

At March 31, 2013, we had a $4.2 million liability reserve for unrecognized income tax positions which is not reflected in the table above. The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities. Additional information regarding unrecognized tax positions is contained in Note 10, Income Taxes.

We believe that cash on hand, funds from continuing operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service our obligations and other commitments arising during the foreseeable future.

Critical Accounting Policies

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

Our most significant accounting policies relate to the sale, purchase, and promotion of our products and services. The policies discussed below are considered by management to be critical to an understanding of our Consolidated Financial Statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs.

For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Revenue recognition.  We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

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

For arrangements entered into or materially modified after April 1, 2011, consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. VSOE is established for our software maintenance services and we use TPE or BESP to establish selling prices for our non-software related services. BESP is primarily used for elements that are not consistently priced within a narrow range or TPE is not available. We determine BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period. For arrangements entered into prior to April 1, 2011, we have not applied BESP. In such arrangements, if we have the requisite evidence of selling price for the undelivered elements but not for the delivered elements, we apply the residual method to allocate arrangement consideration.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involves shipment directly from its suppliers to the end-user customers. In these transactions, we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

Inventories. Inventories are stated at the lower of cost or market, net of related reserves. The cost of inventory is computed using a weighted-average costing method. Our inventory is monitored to ensure appropriate valuation. Adjustments of inventories to lower of cost or market, if necessary, are based upon contractual provisions governing turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. We provide a reserve for obsolescence, which is calculated based on several factors including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.

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

We recorded a valuation allowance of $79.2 million as of March 31, 2013 and $78.7 million as of March 31, 2012, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

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

Goodwill and Long-Lived Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist.

For fiscal 2013, we conducted a qualitative assessment (“Step Zero Analysis”) to determine whether it would be necessary to perform the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value of the HSG business segment exceeded its carrying amount as of February 1, 2013.

In prior years, we conducted our annual goodwill impairment test on February 1st of each fiscal year. The fair values of the reporting units for fiscal 2012 were estimated using a combination of an income approach and a market approach, weighted 80% and 20%, respectively.

The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. This approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The income approach is based on a reporting unit's projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimate of projected economic and market conditions over the related period including growth rates, estimate of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements based on management projections.

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

We believe this methodology provides reasonable estimates of a reporting unit's fair value and that this estimate is consistent with how a market participant would view the reporting unit's fair value. Fair value computed by this methodology is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. We weigh the income approach more heavily than the market approach in its analysis because management believes that there is not a strong comparability with the peer group companies, and therefore, the income approach provides a better measure of fair value. There are inherent uncertainties, however, related to these factors and to management's judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of its reporting units. Our goodwill and long-lived assets are described further in Note 6 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.

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

Capitalized Software Development Costs.  We capitalize certain costs related to the development of computer software. Capitalization of these costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of these costs ends when the resulting product is available for general release to the public. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $5.1 million, $2.5 million and $1.7 million during fiscal

2013, 2012 and 2011, respectively. Amortization of capitalized software was $0.8 million, $1.6 million and $1.7 million during fiscal 2013, 2012 and 2011, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued amendments to the guidance to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011. We adopted this guidance April 1, 2012 and it did not have an impact on our consolidated financial statements or related disclosures.

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
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. We adopted this guidance on January 1, 2013, and it did not have impact on our consolidated financial statements or related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in ASC 220 Comprehensive Income. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. We adopted this guidance as of April 1, 2013 and we do not expect it to have a material impact on our consolidated financial statements or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on its financial position, results of operations, cash flows, or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2013, 2012 and 2011, revenue from international operations was 4%, 5% and 6%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2013, 2012 and 2011 fiscal years. At March 31, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe that inflation has had a nominal effect on our results of operations in fiscal years 2013, 2012 and 2011 and do not expect inflation to be a significant factor in fiscal 2014.

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

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2013

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity listed in the accompanying index present fairly, in all material respects, the financial position of Agilysys, Inc. and its subsidiaries at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for the two years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
June 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries
We have audited the accompanying consolidated statement of operations, comprehensive loss, shareholders' equity, and cash flows of Agilysys, Inc. and Subsidiaries for the year ended March 31, 2011. Our audits also included the accompanying financial statement schedule listed in the index at Item 15(a)(2) for the year ended March 31, 2011. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Agilysys, Inc. and Subsidiaries for the year ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended March 31, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/S/ Ernst & Young LLP

Cleveland, Ohio
June 14, 2011,
except for the effects of reclassifications

and discontinued operations described in
Notes 2 and 3, as to which the date is
June 12, 2012

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$82,931	$97,587
Accounts receivable, net of allowances of $887 and $632, respectively	45,626	32,531
Inventories	12,239	15,710
Prepaid expenses	4,081	2,975
Other current assets	884	5,492
Total current assets	145,761	154,295
Property and equipment, net	15,543	16,504
Goodwill	14,128	15,198
Intangible assets, net	17,288	14,135
Other non-current assets	4,244	4,007
Total assets	$196,964	$204,139

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,177	$24,938
Deferred revenue	25,676	28,441
Accrued liabilities	17,481	23,983
Capital lease obligations, current	306	647
Total current liabilities	73,640	78,009
Deferred income taxes, non-current	4,002	5,135
Capital lease obligations, non-current	381	347
Other non-current liabilities	5,085	6,210
Commitments and contingencies (see Note 12)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,145,915 and 21,875,850 shares outstanding at March 31, 2013 and 2012, respectively	9,482	9,482
Treasury shares, 9,460,916 and 9,730,981 at March 31, 2013 and 2012, respectively	(2,838)	(2,919)
Capital in excess of stated value	(14,267)	(16,032)
Retained earnings	122,578	123,876
Accumulated other comprehensive (loss) income	(1,099)	31
Total shareholders' equity	113,856	114,438
Total liabilities and shareholders' equity	$196,964	$204,139

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2013	2012	2011
Net revenue:
Products	$123,798	$105,601	$104,769
Support, maintenance and subscription services	77,145	72,711	70,729
Professional services	35,197	30,577	27,183
Total net revenue	236,140	208,889	202,681
Cost of goods sold:
Products, inclusive of developed technology amortization	96,618	83,550	80,090
Support, maintenance and subscription services	27,760	25,706	25,507
Professional services	21,592	19,797	21,445
Total net cost of goods sold	145,970	129,053	127,042
Gross profit	90,170	79,836	75,639
Gross profit margin	38.2%	38.2%	37.3%
Operating expenses:
Product development	32,680	30,309	27,531
Sales and marketing	21,664	24,006	22,212
General and administrative	27,601	32,889	37,121
Depreciation of fixed assets	2,674	4,602	3,914
Amortization of intangibles	3,382	3,686	5,122
Asset impairments and related charges	120	9,681	959
Legal settlements	1,664	—	—
Restructuring, severance and other charges	1,496	15,853	405
Operating loss	(1,111)	(41,190)	(21,625)
Other (income) expenses:
Interest income	(14)	(103)	(73)
Interest expense	346	978	1,297
Other expenses (income), net	139	181	(2,294)
Loss before income taxes	(1,582)	(42,246)	(20,555)
Income tax (benefit) expense	(284)	(8,007)	2,420
Loss from continuing operations	(1,298)	(34,239)	(22,975)
Income (loss) from discontinued operations, net of taxes	—	11,456	(32,500)
Net loss	$(1,298)	$(22,783)	$(55,475)

Weighted average shares outstanding - basic and diluted	21,880	22,432	22,785

Net (loss) income per share - basic and diluted:
Loss from continuing operations	$(0.06)	$(1.53)	$(1.01)
Income (loss) from discontinued operations	—	0.51	(1.43)
Net loss per share	$(0.06)	$(1.02)	$(2.44)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended March 31,
(In thousands)	2013	2012	2011
Net loss	$(1,298)	$(22,783)	$(55,475)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(1,126)	76	565
Unrealized (loss) gain on sale of securities	(4)	(4)	714
Total comprehensive loss	$(2,428)	$(22,711)	$(54,196)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2013	2012	2011
Operating activities
Net loss	$(1,298)	$(22,783)	$(55,475)
Less: Income (loss) from discontinued operations	—	11,456	(32,500)
Loss from continuing operations	(1,298)	(34,239)	(22,975)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	1,496	15,853	405
Payments for restructuring, severance and other charges	(6,924)	(5,896)	(1,610)
Legal settlements	1,664	—	—
Asset impairments and related charges	120	9,681	959
Depreciation	2,674	4,602	3,914
Amortization	4,207	5,910	7,343
Share-based compensation	2,057	2,896	2,812
Deferred income taxes	(170)	62	4,449
Gain on redemption of corporate-owned life insurance policies	—	(46)	(2,065)
Changes in operating assets and liabilities:
Accounts receivable	(13,252)	(621)	10,256
Inventories	3,462	(4,789)	(859)
Prepaid expense	(1,175)	(121)	(609)
Accounts payable	4,333	5,994	(20,477)
Deferred revenue	(2,617)	4,418	2,865
Accrued liabilities	(4,019)	(24)	(2,499)
Income taxes (receivable) payable	(303)	1,464	7,562
Other changes, net	(960)	157	1,615
Net cash (used in) provided by operating activities from continuing operations	(10,705)	5,301	(8,914)
Net cash (used in) provided by operating activities from discontinued operations	—	(26,999)	23,697
Net cash (used in) provided by operating activities	(10,705)	(21,698)	14,783
Investing activities
Proceeds from sale of marketable securities	4,347	9,237	161
Proceeds from sale of TSG	—	55,840	—
Additional investments in marketable securities	—	(53)	(13,731)
Capital expenditures	(2,940)	(2,335)	(3,427)
Capitalized software development costs	(4,352)	(2,585)	(2,650)
Additional (investments in) proceeds from corporate-owned life insurance policies	(108)	235	14,851
Net cash (used in) provided by investing activities from continuing operations	(3,053)	60,339	(4,796)
Net cash used in investing activities from discontinued operations	—	—	(914)
Net cash (used in) provided by investing activities	(3,053)	60,339	(5,710)
Financing activities
Principal payments under long-term obligations	(666)	(1,001)	(370)
Exercise of employee stock options	67	210	—
Repurchase of common shares to satisfy employee tax withholding	(278)	(1,449)	(238)
Repurchase of common shares	—	(13,173)	—
Proceeds from borrowings under credit facility	—	—	15,235
Principal payments under credit facility	—	—	(15,235)
Net cash used in financing activities from continuing operations	(877)	(15,413)	(608)
Net cash used in financing activities from discontinued operations	—	—	(49)
Net cash used in financing activities	(877)	(15,413)	(657)
Effect of exchange rate changes on cash	(21)	5	403
Cash flows (used in) provided by continuing operations	(14,656)	50,232	(13,915)
Cash flows (used in) provided by discontinued operations	—	(26,999)	22,734
Net (decrease) increase in cash and cash equivalents	(14,656)	23,233	8,819
Cash and cash equivalents at beginning of period	97,587	74,354	65,535
Cash and cash equivalents at end of period	$82,931	$97,587	$74,354

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2010	31,607	$9,482	(8,675)	$(2,602)	$(8,770)	$202,134	$(1,320)	$198,924
Non-cash share based compensation expense	—	—	—	—	2,553	—	—	2,553
Restricted shares issued	—	$—	110	$33	$1,028	$—	$—	$1,061
Shares issued upon exercise of stock options and SSARs	—	—	23	6	(6)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(42)	(12)	(226)	—	—	(238)
Net loss	—	—	—	—	—	(55,475)	—	(55,475)
Unrealized translation adjustment	—	—	—	—	—	—	565	565
Net actuarial gains and prior service cost on define pension plans, net of $467 in taxes	—	—	—	—	—	—	714	714
Balance at March 31, 2011	31,607	$9,482	(8,584)	$(2,575)	$(5,421)	$146,659	$(41)	$148,104
Purchase of treasury shares	—	—	(1,600)	(481)	(12,692)	—	—	(13,173)
Non-cash share based compensation expense	—	—	—	—	2,368	—	—	2,368
Restricted shares issued	—	—	130	39	1,050	—	—	1,089
Shares issued upon exercise of stock options and SSARs	—	—	595	179	31	—	—	210
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(272)	(81)	(1,368)	—	—	(1,449)
Net loss	—	—	—	—	—	(22,783)	—	(22,783)
Unrealized translation adjustment	—	—	—	—	—	—	76	76
Unrealized loss on securities	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2012	31,607	$9,482	(9,731)	$(2,919)	$(16,032)	$123,876	$31	$114,438
Non-cash share based compensation expense	—	—	—	—	2,057	—	—	2,057
Restricted shares issued	—	—	203	61	(61)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	108	32	35	—	—	67
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(42)	(12)	(266)	—	—	(278)
Net loss	—	—	—	—	—	(1,298)	—	(1,298)
Unrealized translation adjustment	—	—	—	—	—	—	(1,126)	(1,126)
Unrealized loss on securities	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2013	31,607	$9,482	(9,462)	$(2,838)	$(14,267)	$122,578	$(1,099)	$113,856

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
Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202; and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005. We operate extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys has two operating segments: Hospitality Solutions Group (HSG) and Retail Solutions Group (RSG).
On May 31, 2013, we entered into a definitive agreement to sell our Retail Services Group business to an affiliate of Clearlake Capital Group, L.P., for total consideration of $34.6 million in cash, subject to customary closing conditions and expect to realize a gain in this transaction. Additionally, we expect to utilize existing net operating losses against our gain. Following completion of the transaction, which we expect to occur in our fiscal second quarter, our business will be focused exclusively on our Hospitality Solutions Group and the growth opportunities in this market. We have reviewed the requirements for held-for-sale and discontinued operations presentation and have determined that the RSG business did not qualify for this presentation at March 31, 2013.

On June 10, 2013, we acquired the assets of TimeManagement Corporation, a privately-owned Minneapolis-based provider of enterprise-wide software and service solutions that streamline workforce management environments for hospitality operators.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2013 refers to the fiscal year ended March 31, 2013.

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

Goodwill.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist.

For fiscal 2013, we conducted a qualitative assessment (“Step Zero Analysis”) to determine whether it would be necessary to perform the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value of the HSG business segment exceeded its carrying amount as of February 1, 2013.

In prior years, we conducted our annual goodwill impairment test on February 1st of each fiscal year. The fair values of the reporting units for fiscal 2012 were estimated using a combination of an income approach and a market approach, weighted 80% and 20%, respectively.

The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. This approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The income approach is based on a reporting unit's projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimate of projected economic and market conditions over the related period including growth rates, estimate of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements based on management projections.

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

We believe this methodology provides reasonable estimates of a reporting unit's fair value and that this estimate is consistent with how a market participant would view the reporting unit's fair value. Fair value computed by this methodology is arrived at using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. We weigh the income approach more heavily than the market approach in its analysis because management believes that there is not a strong comparability with the peer group companies, and therefore, the income approach provides a better measure of fair value. There are inherent uncertainties, however, related to these factors and to management's judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of its reporting units. Additional information regarding our goodwill and impairment analyses is provided in Note 6, Goodwill and Intangible Assets, and Note 15, Fair Value Measurements.

Intangible assets.  Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships and supplier relationships are being amortized using an accelerated or straight-line method, which reflects the period the asset is expected to contribute to the future cash flows. Our finite-lived intangible assets are being amortized over periods between two and eight years. We have an indefinite-lived intangible asset relating to purchased trade names. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using “the relief from royalty method” was used to value the trade names as of February 1, 2013, resulting in a fair value measurement that exceeded the carrying amount.

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

Long-lived assets.  Property and equipment are recorded at cost. Major renewals and improvements are capitalized. Minor replacements, maintenance, repairs, and reengineering costs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized.

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up less than one percent of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements - 7 to 30 years;

furniture - 7 to 10 years; equipment - 3 to 10 years; software - 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project's completion. Capitalized project expenditures are not depreciated until the underlying project is completed.

We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.

Foreign currency translation.  The financial statements of our foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are reflected as a component of “Accumulated other comprehensive loss” within shareholders' equity in the Consolidated Balance Sheets. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected within “Other (income) expenses, net” in the Consolidated Statements of Operations. Foreign currency gains and losses from changes in exchange rates have not been material to our consolidated operating results.

Revenue recognition.   We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

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

For arrangements entered into or materially modified after April 1, 2011, consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. VSOE is established for our software maintenance services and we use TPE or BESP to establish selling prices for our non-software related services. BESP is primarily used for elements that are not consistently priced within a narrow range or TPE is not available. We determine BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period. For arrangements entered into prior to April 1, 2011, we have not applied BESP. In such arrangements, if we have the requisite evidence of selling price for the undelivered elements but not for the delivered elements, we apply the residual method to allocate arrangement consideration.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involves shipment directly from its suppliers to the end-user customers. In these transactions, we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, we estimate proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenue is recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of collections on uncompleted contracts in excess of related revenue is shown as a current liability

If an arrangement does not qualify for separate accounting of the software and consulting services, then the software revenue is recognized together with the consulting services using the percentage-of-completion or completed contract method of accounting. Contract accounting is applied to arrangements that include: milestones or customer-specific acceptance criteria that may affect the collection of revenue, significant modification or customization of the software, or provisions that tie the payment for the software to the performance of consulting services.

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

Comprehensive (loss) income. Comprehensive (loss) income is the total of net (loss) income, as currently reported under GAAP, plus other comprehensive (loss) income. Other comprehensive (loss) income considers the effects of additional transactions and economic events that are not required to be recorded in determining net (loss) income, but rather are reported as a separate statement of comprehensive (loss) income.
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

Investments in corporate-owned life insurance policies and marketable securities. Agilysys invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of our employee benefit plans, including a benefit equalization plan (“BEP”) and supplemental executive retirement plan (“SERP”). Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Consolidated Balance Sheets. Our investment in corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value, at the balance sheet date. All obligations related to our employee benefit plans, BEP and SERP, were fulfilled in April 2012 with funds held in the Rabbi Trust.

Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a non-cancelable separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary.

Our investment in marketable equity securities are held within the Rabbi Trust and classified as available for sale. However, these investments are restricted by the terms of the Rabbi Trust agreement and may only be used to satisfy the benefit obligations of our nonqualified benefit plans or to satisfy the obligations of our general creditors under an insolvency. The Rabbi Trust was liquidated upon the funding of BEP and SERP in April 2012.

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

Correction of Error.  During the first quarter of fiscal 2013, we recorded out-of-period adjustments to increase revenues, restructuring, severance and other charges and asset impairments and related charges by $0.3 million, $0.7 million and $0.2 million, respectively. The net impact of the adjustments increased our operating loss by $0.6 million, or $(0.03) per share, and represents a correction of error. In fiscal 2012, we erroneously omitted certain revenue transactions, the costs associated with certain terminated individuals and certain third party development costs for our previously impaired developed technology. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to prior year’s financial statements as well as the full-year fiscal 2013 financial statements.

Capitalized Software Development Costs.  The capitalization of software development cost begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $5.1 million, $2.5 million and $1.7 million during fiscal 2013, 2012 and 2011, respectively. Amortization of capitalized software was $0.8 million, $1.6 million and $1.7 million during fiscal 2013, 2012 and 2011, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued amendments to the guidance to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011. We adopted this guidance April 1, 2012, and it did not have an impact on our consolidated financial statements or related disclosures.

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
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. We adopted this guidance on January 1, 2013, and it did not have a material impact on our consolidated financial statements or related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in ASC 220 Comprehensive Income. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. We adopted this guidance as of April 1, 2013 and we do not expect it to have a material impact on our consolidated financial statements or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Discontinued Operations
Sale of Assets and Operations of TSG – Fiscal 2012
In 2011, we sold our TSG business for an aggregate purchase price of $62.8 million in cash to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, we entered into a transition services agreement (“TSA”) with OnX, under which we provided certain transitional administrative and supportive services to OnX through January 31, 2012. In July 2011, our shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented.

Components of Results of Discontinued Operations
For fiscal 2012 and 2011, the income from discontinued operations was comprised of the following:

	Year ended March 31,
(In thousands)	2012	2011
Discontinued operations:
Net revenue	$123,807	$474,051

Loss from operations of TSG	$(1,781)	$(32,732)
Gain on sale of TSG	19,486	—
Income (loss) on sale of TSG	17,705	(32,732)
Income tax expense (benefit)	6,249	(232)
Income (loss) from discontinued operations	$11,456	$(32,500)

There was no activity related to Discontinued Operations in fiscal 2013.

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

Fiscal 2012 Restructuring Activity
In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.0 million in restructuring charges, of which $1.1 million was recorded in fiscal 2013, related to the fiscal 2012 restructuring activity. These charges were primarily comprised of severance and related benefits. On a segment basis, these restructuring costs totaled $2.6 million, $0.6 million, and $8.8 million for HSG, RSG and Corporate/Other, respectively. As of March 31, 2013, we had a remaining liability of approximately $0.4 million recorded for fiscal 2012 restructuring activity.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of March 31, 2013, we had a remaining liability of approximately $0.2 million recorded for fiscal 2009 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2012	Provision	Payments	2013
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$5,507	$1,149	$(6,306)	$350
Facilities costs	297	(57)	(240)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	495	(4)	(257)	234
Total restructuring costs	$6,299	$1,088	$(6,803)	$584

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2011	Provision	Payments	2012
Fiscal 2012 Restructuring Plan:
Severance and employment costs	—	7,688	(2,181)	5,507
Facilities costs	—	3,231	(2,934)	297
Fiscal 2009 Restructuring Plan:
Severance and employment costs	289	308	(597)	—
Facilities costs	444	235	(184)	495
Total restructuring costs	733	11,462	(5,896)	6,299

	Balance at			Balance at
	March 31,		Payments and	March 31,
(In thousands)	2010	Provision	Settlements	2011
Fiscal 2009 Restructuring Plan:
Severance and employment costs	1,289	(35)	(965)	289
Facilities costs	649	57	(262)	444
SERP	—	383	(383)	—
Total restructuring costs	1,938	405	(1,610)	733
Approximately $0.4 million of the remaining severance and other employment costs will be paid in fiscal 2014. Approximately $0.2 million of the remaining facilities obligations will be paid in fiscal 2014.

5. Property and Equipment, Net

Property and equipment at March 31, 2013 and 2012 is as follows:

	Year ended March 31,
(In thousands)	2013	2012

Furniture and equipment	13,451	13,273
Software	17,259	17,224
Leasehold improvements	5,337	4,754
Project expenditures not yet in use	1,446	173
	37,493	35,424
Accumulated depreciation and amortization	(21,950)	(18,920)
Property and equipment, net	15,543	16,504

Total depreciation expense on property and equipment was $2.7 million, $9.0 million, and $3.9 million during fiscal 2013, 2012, and 2011, respectively. Total amortization expense on capitalized internal-use software was $2.2 million, $2.5 million and $3.9 million during fiscal 2013, 2012, and 2011, respectively.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2013 and 2012 are as follows:

	Year ended March 31,
(In thousands)	2013	2012

Capital leases	2,627	2,500
Less accumulated depreciation	(2,073)	(920)
Assets under capital lease, net	554	1,580

6. Goodwill and Intangible Assets
Agilysys allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Goodwill

Agilysys tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill was allocated to our reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As discussed in Note 16, Agilysys has two operating segments.

We conducted our annual goodwill impairment test on February 1, 2013 and 2012. As a result of this analysis, we concluded that no impairment indicators existed.

The changes in the carrying amount of goodwill for the years ended March 31, 2013 and 2012 are as follows:

(In thousands)	HSG	RSG	Total
Balance at March 31, 2011	$135,298	$24,912	$160,210
Accumulated impairment losses as of March 31, 2011	(120,087)	(24,912)	(144,999)
	15,211	—	15,211
Impact of foreign currency translation	(13)	—	(13)
Balance at March 31, 2012	$15,198	—	$15,198
Impact of foreign currency translation	(1,070)	—	(1,070)
Balance at March 31, 2013	$14,128	—	$14,128

Intangible Assets

The following table summarizes our intangible assets at March 31, 2013, and 2012:

	2013			2012
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$12,475	$(10,880)	$1,595	$12,475	$(9,979)	$2,496
Non-competition agreements	2,910	(2,422)	488	2,910	(2,162)	748
Developed technology	19,876	(10,164)	9,712	19,578	(9,339)	10,239
Patented technology	80	(80)	—	80	(80)	—
Project expenditures not yet in use	5,786	—	5,786	945	—	945
Accumulated impairment	(9,493)	—	(9,493)	(9,493)	—	(9,493)
	31,634	(23,546)	8,088	26,495	(21,560)	4,935
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$40,834	$(23,546)	$17,288	$35,695	$(21,560)	$14,135

During the fourth quarter of 2012, it was determined that Guest 360™, a property management solution system, would no longer be offered to our customers. As a result, we have impaired the entire remaining assets, $8.1 million of intangibles and $0.5 million of fixed assets, as well as the known costs associated with a transition plan for all of the existing customers off of this platform, of $1.1 million.  In fiscal 2013, we recorded in an additional $0.1 million related to the costs associated with this asset impairment. These charges were classified within “Asset impairments and related charges” in the Consolidated Statements of Operations.

During the second quarter of fiscal 2011, we concluded that certain software developed technology within HSG was no longer being sold. As a result we recorded an impairment charge of $0.1 million, which impacted HSG. During the fourth quarter of fiscal 2011, we concluded that it was no longer using certain indefinite-lived intangible assets related to an HSG trade name. Accordingly, we recorded an impairment charge of $0.9 million, which impacted HSG. The total impairment charges recorded with respect to intangible assets during fiscal 2011 of 1.0 million were classified within “Asset impairments and related charges” in our Consolidated Statements of Operations.

Amortization expense relating to intangible assets was $1.2 million for the fiscal years ended March 31, 2013, 2012 and 2011. Amortization expense relating to developed technology software intangible assets, including Guest 360™ for the fiscal years ended March 31, 2013, 2012 and 2011 was $0.8 million, $1.7 million and $1.8 million, respectively, and is included in Products cost of goods sold.

The following table summarizes our remaining estimated amortization expense relating to intangible assets.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2014	$1,161
2015	982
2016	60
2017	60
2018	39
Total	$2,302

7. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2013, and 2012:

(In thousands)	2013	2012
Capital lease obligations	$687	$994
Less: current maturities	(306)	(647)
Long -term capital lease obligations	$381	$347

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2017. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives.

Assets recorded under capital leases were $2.6 million and $2.5 million, as of March 31, 2013 and 2012, respectively. Accumulated depreciation related to assets recorded under capital leases was $2.1 million and $0.9 million as of March 31, 2013 and 2012, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2013, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2014	$378
2015	262
2016	127
2017	39
Total minimum lease payments	$806
Less: amount representing interest	(119)
Present value of minimum lease payments	$687

Interest rates on capitalized leases vary from 3.3% to 35.6% and are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Revolving Credit Agreement

On May 5, 2009, Agilysys executed a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A., as agent for the lenders from time to time party thereto, which replaced a previous credit facility that was terminated on January 20, 2009. The Credit Facility provided $50.0 million of credit (which could be increased to $75.0 million by a $25.0 million “accordion provision”) for borrowings and letters of credit maturing May 5, 2012.

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

8. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2013	2012	2011
Cash payment for interest	342	446	686
Cash payments (refunds) from income tax, net	211	(1,434)	(8,579)
Acquisition of property and equipment under lease obligations	409	273	2,323
Asset retirement obligation	—	744	—

9. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	2013	2012
Other non-current assets:
Corporate owned life insurance policies	$3,673	$3,458
Other	571	549
Total	$4,244	$4,007
Accrued liabilities:
Salaries, wages, and related benefits	$10,118	$7,397
BEP obligations (1)	—	2,948
SERP obligations (1)	—	3,323
Other taxes payable	2,363	1,976
Accrued legal settlements	1,664	—
Restructuring liabilities	584	5,447
Professional fees	701	1,700
Income taxes payable	631	322
Other	1,420	870
Total	$17,481	$23,983
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$2,469	$3,135
Deferred rent	2,367	2,013
Restructuring liabilities	—	852
Other	249	210
Total	$5,085	$6,210

(1) BEP and SERP obligations were fulfilled in April 2012.

10. Income Taxes

For the year ended March 31, income from continuing operations before income taxes consisted of the following:

(In thousands)	2013	2012	2011
Loss before income taxes
United States	$(2,089)	$(42,946)	$(21,664)
Foreign	507	700	1,109
Total loss from continuing operations before income taxes	$(1,582)	$(42,246)	$(20,555)

For the year ended March 31, income tax (benefit) expense consisted of the following:

(In thousands)	2013	2012	2011
Income tax (benefit) expense
Current:
Federal	$(230)	$(8,133)	$(2,022)
State and local	28	31	(250)
Foreign	94	33	243
Deferred:
Federal	61	61	3,874
State and local	(263)	10	575
Foreign	26	(9)	—
Total income tax (benefit) expense	$(284)	$(8,007)	$2,420

The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2013	2012	2011
Income tax benefit at the statutory rate of 35%	$(428)	$(14,786)	$(7,194)
Provision (benefit) for state taxes	(14)	73	18
Impact of foreign operations	31	279	200
Nontaxable proceeds	—	—	(723)
Indefinite life assets	(203)	72	72
Officer life insurance	(75)	104	(117)
Change in valuation allowance	500	8,345	9,431
Change in liability for unrecognized tax benefits	(230)	(1,536)	(311)
Meals and entertainment	154	177	628
Other	(19)	(735)	416
(Benefit) expense for income taxes	$(284)	$(8,007)	$2,420

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2013 tax benefit differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets were offset by increases in the valuation allowance. Other items effecting the rate in the current year include foreign and state taxes, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, and other U.S. permanent book to tax differences.
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

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Accrued liabilities	$6,824	$4,433
Allowance for doubtful accounts	273	180
Inventory valuation reserve	330	437
Restructuring reserve	206	1,228
Federal losses and credit carryforwards	59,289	54,047
Foreign net operating losses	331	332
State losses and credit carryforwards	9,947	12,149
Deferred compensation	73	2,908
Deferred revenue	—	19
Goodwill and other intangible assets	4,463	6,090
Other	1,036	130
	82,772	81,953
Less: valuation allowance	(79,165)	(78,682)
Total	3,607	3,271
Deferred tax liabilities:
Property and equipment & software amortization	3,627	3,261
Indefinite-lived goodwill & intangible assets	3,844	4,043
Total	7,471	7,304
Total deferred tax liabilities	$(3,864)	$(4,033)

At March 31, 2013, we had $168.8 million of a federal net operating loss carryforward that expires, if unused, in fiscal year 2031 to 2033. Included in this net operating loss is $1.1 million of excess income tax benefit related to restricted stock and the exercise of stock options. Our Hong Kong subsidiary has $2.0 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2013 we also had $176.6 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2014 through 2033.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2013, the total valuation allowance against deferred tax assets of $79.2 million was mainly comprised of a valuation allowance of $78.9 million for federal and state deferred tax assets, and a valuation allowance of $0.3 million associated with deferred tax assets in Hong Kong that, in all likelihood, will not be realized. The $0.5 million valuation allowance increase for fiscal 2013 is attributable to the increase in U.S. net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences.

We did not provide taxes on undistributed earnings of foreign subsidiaries of approximately $1.7 million as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liabilities, if any, associated with these undistributed earnings is not practicable.

We use the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period's share-based deduction. We did not recognize any tax benefits during 2013, 2012 and 2011 for stock-based compensation.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2013	2012	2011
Balance at April 1	$2,873	$4,123	$4,456
Additions:
Relating to positions taken during current year	1,624	1	879
Relating to positions taken during prior year	—	47	260
Reductions:
Relating to tax settlements	—	(293)	(678)
Relating to positions taken during prior year	—	(47)	(164)
Relating to lapse in statute	(249)	(958)	(630)
Balance at March 31	$4,248	$2,873	$4,123

As of March 31, 2013, we had a liability of $4.2 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.4 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited and are currently under examination in multiple state jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense or (benefit) of $0.1 million, less than $(0.1) million and $0.1 million for the years ended March 31, 2013, 2012 and 2011, respectively. As of March 31, 2013 and 2012, we had approximately $1.3 million of interest and penalties accrued.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from 2000 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2007 are open for examination by certain foreign taxing authorities.

11. Employee Benefit Plans

401(k) Plan

We maintain profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match $1.00 for every $1.00 on the first 1% of the employee's pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and Agilysys matching contributions were $1.8 million, $1.7 million, and $0.4 million in fiscal 2013, 2012, and 2011, respectively.

Benefit Equalization Plan (”BEP”)

Previously, Agilysys provided the BEP for certain covered employees. The BEP was a non-qualified defined contribution plan, which provides for employee deferrals and employer retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to our 401(k) plan if it were not for limitations imposed by income tax regulations. The benefit obligation related to the BEP was $2.7 million at March 31, 2012. Due to limitations imposed by income tax regulations, account balances were distributed to remaining participants in April 2012.

Supplemental Executive Retirement Plan (”SERP”)

Previously, Agilysys provided the SERP for certain former officers of Agilysys. The SERP was a non-qualified defined benefit pension plan designed to provide retirement benefits for the plan participants. The projected benefit obligation recognized by Agilysys related to the SERP was $3.3 million and $5.7 million, at March 31, 2012 and 2011, respectively. The accumulated benefit obligation related to the SERP was $3.3 million and $5.7 million, at March 31, 2012, and 2011, respectively. The annual expense for the SERP was $0.1 million and $0.5 million, in fiscal 2012 and 2011, respectively.

On March 25, 2011, we terminated the SERP. As a result of the termination, the SERP incurred a non-cash curtailment charge of $37,000, which is included within “General, and administrative” in the Consolidated Statements of Operations. In addition, the plan incurred a curtailment gain of $1.2 million, which reduced the projected benefit obligation to an amount equal to the accumulated benefit obligation at March 31, 2011. Of the $1.2 million curtailment gain, $0.8 million was due to the reduction in service for a current officer of Agilysys and $0.4 million was due to the change in the discount rate from the Moody's Aa long-term corporate bond yield as shown in the table above to the applicable IRS interest rate of 2.16% for plan termination liabilities.

The significant assumptions used to determine the projected benefit obligation, accumulated benefit obligation, and the annual expense for the SERP as of the March 31st measurement date are presented below:

	Year ended March 31,
	2012	2011
Discount rate	4.22%	5.30%
Rate of annual compensation increases	3.00%	3.00%

The discount rate represents the Moody's Aa long-term corporate bond yield as of the our fiscal year-end, which management believes reflects a rate of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the SERP obligations. For the fiscal year ended March 31, 2012, the discount rate and rate of annual compensation increases in the table above were used to value the projected benefit obligation, accumulated benefit obligation, and the annual expense prior to considering the effect of the plan curtailment discussed above.

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

A former officer received a lump sum distribution in fiscal 2011 and we funded this payment with certain death benefit proceeds from corporate-owned life insurance policies. In conjunction with this distribution, we incurred non-cash settlement charges of $0.4 million, which are included within “Restructuring charges” in the Consolidated Statements of Operations.

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

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary. In fiscal 2012, we received $0.3 million for the redemption of several of the corporate-owned life insurance policies. The expense related to these benefit obligations is based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The expense associated with these benefits was classified within “General, and administrative” in our Consolidated Statements of Operations. The related liability, which was $0.2 million at March 31, 2013 and 2012, respectively, was recorded within “Other non-current liabilities” in our Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within “Other non-current assets” in our Consolidated Balance Sheets, was $3.7 million (net of policy loans of $0.2 million) and $3.5 million million (net of policy loans of $0.2 million) at March 31, 2013 and 2012, respectively.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $0.1 million in fiscal 2013, a gain of $0.4 million in fiscal 2012 and a loss of $0.2 million in fiscal 2011 related to the corporate-owned life insurance policies.

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

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2013:

(In thousands)	Amount
Fiscal year ending March 31,
2014	$3,547
2015	2,923
2016	2,696
2017	1,265
2018	958
Thereafter	1,704
Total minimum lease payments	$13,093

Total minimum future rental payments have been reduced by $0.1 million of sublease rentals estimated to be received in the future under non-cancelable subleases. Rental expense for all non-cancelable operating leases amounted to $3.3 million, $4.1 million, and $5.3 million for fiscal 2013, 2012, and 2011, respectively.

Asset Retirement Obligations

An asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provisions or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding leasehold improvement asset. The asset retirement obligation is included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets. As of March 31, 2013, the current and long-term portion of the asset retirement obligation liability was $30,000 and $0.7 million, respectively. As of March 31, 2012, the current and long-term portion of the asset retirement obligation was $0.2 million and $0.5 million, respectively.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys fees. The parties to the lawsuit are currently engaged in discovery.  At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

On February 28, 2013 we participated in a mediation that resulted in a tentative agreement to resolve the wage and hour putative class action lawsuit filed against the company on July 9, 2012, in the United States District Court for the Northern District of California.  A motion for preliminary approval of a proposed settlement in the amount of $1.5 million was filed with the court on June 6, 2013.

13. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,
(In thousands, except per share data)	2013	2012	2011
Numerator:
Loss from continuing operations - basic and diluted	(1,298)	(34,239)	(22,975)
Income (loss) from discontinued operations - basic and diluted	—	11,456	(32,500)
Net loss - basic and diluted	$(1,298)	$(22,783)	$(55,475)

Denominator:
Weighted average shares outstanding - basic and diluted	21,880	22,432	22,785

(Loss) earnings per share - basic and diluted:
Loss from continuing operations	$(0.06)	$(1.53)	$(1.01)
Income (loss) from discontinued operations	—	0.51	(1.43)
Net loss per share	$(0.06)	$(1.02)	$(2.44)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,781	2,449	3,852

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes, 139,767, 48,558 and 84,738 of restricted shares and performance shares at March 31, 2013, 2012 and 2011, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs"), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

14. Share-based Compensation

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

As discussed in Note 10, Income Taxes, in fiscal 2013, 2012 and 2011, we were in a net operating loss position for U.S. federal income taxes. Therefore, we did not recognize and will not recognize an income tax benefit related to stock options or SSARs exercised until that tax benefit can be realized.

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2013, 2012 and 2011:

	Year ended March 31,
(In thousands)	2013	2012	2011
Product development	$612	$257	$155
Sales and marketing	180	244	197
General and administrative	1,265	2,395	2,460
Total share-based compensation expense	$2,057	$2,896	$2,812

Stock Options

The following table summarizes the activity during fiscal 2013 for stock options awarded under the 2006 Plan:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2012	971,001	$13.52
Granted	—	—
Exercised	(66,667)	2.51
Cancelled/expired	(154,834)	14.76
Outstanding and exercisable at March 31, 2013	749,500	$14.25	3.1	$353

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $9.94 closing price of our common shares on March 28, 2013 over the exercise price of the stock option, multiplied by the number of stock options outstanding and exercisable.

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Compensation expense	$—	$—	$150
Proceeds from stock options exercised	$67	$210	$—
Total intrinsic value of stock options exercised	$382	$2,070	$158
Total fair value of stock options vesting	$—	$—	$532

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

A total of 46,519 shares, net of 11,660 shares withheld to cover the applicable exercise price of the award and 8,488 shares withheld to cover the employee's minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during fiscal 2013.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	0.67%-0.89%	0.83%-2.09%	0.96%-1.94%
Expected life (in years)	5.0	4.5	4.5
Expected volatility	81.03%-83.77%	80.75%-82.20%	76.66%-81.92%
Weighted average grant date fair value	$4.92	$4.73	$3.94

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The expected life is estimated using historical data representing the period of time the awards are expected to be outstanding. The estimated fair value of the SSARs granted, less expected forfeitures, is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during fiscal 2013 for SSARs awarded under the 2011 Plan and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2012	606,834	$6.91
Granted	326,794	7.58
Exercised	(183,948)	6.56
Forfeited	(66,561)	7.43
Outstanding at March 31, 2013	683,119	$7.27	7.4	$1,826
Exercisable at March 31, 2013	419,121	$7.05	6.3	$1,211

The following table presents additional information related to SSARs activity during fiscal 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Compensation expense	$944	$1,872	$1,718
Total intrinsic value of SSARs exercised	$373	$1,871	$189
Total fair value of SSARs vesting	$778	$3,197	$1,708

The compensation expense recorded in fiscal 2012 included $1.4 million for the accelerated vesting of SSARs expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of March 31, 2013, total unrecognized stock based compensation expense related to non-vested SSARs was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

A total of 29,134 shares, net of 13,553 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2013. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2013 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	48,558	$7.80
Granted	198,165	7.88
Vested	(111,941)	7.78
Forfeited	(12,743)	7.42
Outstanding at March 31, 2013	122,039	$7.99

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During the fiscal 2013, a total of 102,987 net of 8,954 shares were withheld from the vested restricted shares to cover the employee's minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Compensation expense	$1,059	$920	$770
Total fair value of restricted share vesting	$1,099	$976	$633

Compensation expense related to restricted share awards is recognized ratably over the restriction period based upon the closing market price of our common shares on the grant date. The fiscal 2012 compensation expense included $0.1 million for the accelerated vesting of restricted stock expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of March 31, 2013, total unrecognized stock based compensation expense related to non-vested restricted stock was $0.7 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals within a two-year period.

The following table summarizes the activity during fiscal 2013 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2012	—	$—
Granted	17,728	8.64
Outstanding at March 31, 2013	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target.

The following table presents additional information related to performance share activity during the fiscal 2013, 2012, and 2011:

(In thousands)	2013	2012	2011
Compensation expense	$54	$104	$174
Total fair value of performance share vesting	$—	$337	814

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized over the vesting period based upon the closing market price of our common shares on the grant date. The fiscal 2012 compensation expense included $0.2 million for the accelerated vesting of performance share expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011.

Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of March 31, 2013, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 1.1 years.

15. Fair Value Measurements

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2013.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,673	$—	$—	$3,673

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale restricted marketable securities — current	$4,408	$4,408	$—	$—
Corporate-owned life insurance — non-current	3,458	—	—	3,458
Liabilities:
BEP —current	2,948	—	2,948	—

We maintained an investment in available for sale marketable securities, in a Rabbi Trust recorded in “Other current assets”, in which cost approximated fair value. The recorded value of our investment in available for sale marketable securities is based on quoted prices in active markets and, therefore, was classified within Level 1 of the fair value hierarchy. The Rabbi Trust was used to fund the BEP and SERP obligations, which were fulfilled in April 2012. The Rabbi Trust was subsequently closed.

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2013 and 2012:

	Level 3 assets and liabilities
(In thousands)	2013	2012
Corporate-owned life insurance:
Balance on April 1	$3,458	$3,323
Realized gains	—	46
Unrealized gain relating to instruments held at reporting date	107	371
Purchases, sales, issuances and settlements, net	108	(282)
Balance on March 31	$3,673	$3,458

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$14,128	$—	$—	$14,128
Intangible assets	17,288	—	—	17,288

Liabilities:
Restructuring liabilities — current	$584	$—	$—	$584
Other employee benefit plan obligations — non-current	196	—	—	196

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$15,198	$—	$—	$15,198
Intangible assets	14,135	—	—	14,135
Liabilities:
SERP obligations — current	$3,323	$—	$—	$3,323
Restructuring liabilities — current	5,447	—	—	5,447
Other employee benefit plans obligations — non-current	196	—	—	196
Restructuring liabilities — non-current	852	—	—	852

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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for fiscal years ended March 31, 2013 and 2012:

	Level 3 assets and liabilities
	Year ended March 31, 2013
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$14,135	$3,323	$196	$6,299
Foreign currency translation adjustments	(1,070)	—	—	—	—
Realized losses	—	(120)	—	—	—
Amortization	—	(1,986)	—	—	—
Provisions	—	—	—	—	1,088
Activity, payments and other charges (net)	—	5,259	(3,323)	(1)	(6,803)
Balance at March 31, 2013	$14,128	$17,288	$—	$195	$584

	Level 3 assets and liabilities
	Year ended March 31, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2011	$15,211	$22,535	$5,675	$421	$733
Foreign currency translation adjustments	(13)	—	—	—	—
Realized losses	—	(7,875)	—	—	—
Amortization	—	(1,532)	—	—	—
Provisions	—	—	—	—	11,462
Activity, payments and other charges (net)	—	1,007	(2,352)	(225)	(5,896)
Balance at March 31, 2012	$15,198	$14,135	$3,323	$196	$6,299

Unrealized losses related to goodwill represent fluctuations due to the movement of foreign currencies relative to the U.S. dollar and are recorded within “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheets.

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

We allocate certain general and administrative costs related to the accounts payable, legal, payroll, and benefits functional departments to the reportable business segments in order to provide a better reflection of the costs needed to operate the business segments.

HSG develops, markets and sells property and lodging management, point-of-sale, and inventory and procurement applications to customers in the hospitality industry, including operators of hotels, casinos, destination resorts, cruise lines and foodservice management establishments. We offer solutions that provide comprehensive control of the customer's property operations - from reservations, check in, point-of-sale and other guest-engagement activities to inventory, procurement and document management.

RSG is one of North America's largest systems integrators retail point-of-sale, self-service and wireless solutions and provides proprietary business consulting, implementation and hardware maintenance and support services. Additionally, our extensive experience in the integration of wireless infrastructure with legacy systems enables our customers to capture the promise of today's mobile technology. Our mobile solutions extend the customer's operations to portable devices, increasing customer satisfaction and productivity with integrated software that reduces security exposure. We also sell POS and mobile POS (MPOS) solutions to facilitate the check-out process as well as other self-service capabilities.

RSG's expertise also encompasses a suite of support and professional services including consultation, analysis, design, installation and implementation, as well as onsite maintenance and ongoing help-desk support. Our comprehensive portfolio of support services provides total lifecycle management for our customers' in-store solutions to help increase their return on investment and lower their total cost of ownership.

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

For the fiscal year ended March 31, 2013, revenue from one RSG customer represented 12.7% of consolidated net revenue.

Our Chief Executive Officer, who is the Chief Operating Decision Maker, does not evaluate a measurement of segment assets when evaluating the performance of our reportable segments. As such, information relating to segment assets is not provided in the financial information below.

The following tables present segment profit and related information for each of our reportable segments for the fiscal years ended March 31, 2013, 2012 and 2011.

	Reportable Segments		Corporate/
(In thousands)	HSG	RSG	Other	Consolidated
Fiscal Year Ended March 31, 2013
Total revenue:
Products	$33,517	$90,281	$—	$123,798
Support, maintenance and subscription services	50,235	28,003	—	78,238
Professional services	14,610	20,622	—	35,232
Elimination of intersegment revenue	(54)	(1,074)	—	(1,128)
Revenue from external customers	$98,308	$137,832	—	$236,140

Gross profit	$63,260	$26,910	$—	$90,170
Gross profit margin	64.3%	19.5%		38.2%

Operating income (loss)	$14,428	$10,840	$(26,379)	$(1,111)
Interest expense, net	—	—	332	332
Other expenses, net	—	—	139	139
Income (loss) before income taxes	$14,428	$10,840	$(26,850)	$(1,582)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$2,663	$616	$2,777	$6,056
Asset impairments and related charges	$120	—	—	$120
Legal settlements	$—	$—	$1,664	$1,664
Restructuring, severance and other charges	$871	$—	$625	$1,496

Fiscal Year Ended March 31, 2012
Total revenue:
Products	$25,608	$79,993	$—	$105,601
Support, maintenance and subscription services	47,611	25,938	—	73,549
Professional services	13,156	17,422	—	30,578
Elimination of intersegment revenue	—	(839)	—	(839)
Revenue from external customers	$86,375	$122,514	—	$208,889

Gross profit	$55,354	$24,482	$—	$79,836
Gross profit margin	64.1%	20.0%		38.2%

Operating (loss) income	$(6,552)	$5,481	$(40,119)	$(41,190)
Interest expense, net	—	—	875	875
Other expenses, net	—	—	181	181
(Loss) income before income taxes	$(6,552)	$5,481	$(41,175)	$(42,246)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$2,766	$728	$4,794	$8,288
Asset impairments and related charges	$9,681	$—	$—	$9,681
Restructuring, severance and other charges	$2,289	$606	$12,958	$15,853

	Reportable Segments		Corporate/
(In thousands)	HSG	RSG	Other	Consolidated
Fiscal Year Ended March 31, 2011
Total revenue:
Products	$35,306	$69,463	$—	$104,769
Support, maintenance and subscription services	45,053	26,146	—	71,199
Professional services	13,742	13,539	—	27,281
Elimination of intersegment revenue	(92)	(476)	—	(568)
Revenue from external customers	$94,009	$108,672	$—	$202,681

Gross profit	$54,669	$20,970	$—	$75,639
Gross profit margin	58.2%	19.3%		37.3%

Operating income (loss)	$5,836	$3,164	$(30,625)	$(21,625)
Interest expense, net	—	—	1,224	1,224
Other expenses (income), net	—	—	(2,294)	(2,294)
Income (loss) before income taxes	$5,836	$3,164	$(29,555)	$(20,555)

Other charges:
Depreciation of fixed assets and amortization of intangibles	$2,605	$445	$5,986	$9,036
Asset impairments and related charges	$959	—	—	$959
Restructuring, severance and other charges	$—	—	$405	$405

Enterprise-Wide Disclosures

Our assets are primarily located in the United States of America. Further, revenue attributable to our international operations accounted for approximately 4%, 5%, and 6% of total revenue for fiscal 2013, 2012, and 2011, respectively.

17. Quarterly Results (Unaudited)

Because quarterly reporting of per share data is used independently for each reporting period, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. GAAP prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

Prior to the sale of TSG, we traditionally had experienced a seasonal increase in sales during our fiscal third quarter ending December 31. The HSG and RSG operating units have traditionally experienced a seasonal decrease in revenue during our fiscal first quarter ending June 30. Although we are unable to predict whether uneven sales patterns will continue over the long term, we believe this particular pattern is moderating as a result of exiting the TSG business. For example, third-quarter revenue from continuing operations was 28%, 25% and 29% of annual revenue for fiscal years 2013, 2012 and 2011, respectively. In addition, occasionally the timing of large one-time orders such as those associated with substantial retail product rollouts will create volatility in our quarterly results.

	Year ended March 31, 2013
	First	Second	Third	Fourth	Year
(In thousand except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$51,646	$54,246	$67,211	$63,037	$236,140
Gross profit	20,378	22,081	23,449	24,262	90,170
Asset impairments and related charges	208	—	—	(88)	120
Legal settlements	—	—	—	1,664	1,664
Restructuring, severance and other charges	1,125	430	(31)	(28)	1,496
Net (loss) income	$(1,793)	$(351)	$516	$330	$(1,298)
Per share data:
Net (loss) income per share-basic	$(0.08)	$(0.02)	$0.02	$0.02	(0.06)
Net (loss) income per share-diluted	$(0.08)	$(0.02)	$0.02	$0.01	$(0.06)

	Year ended March 31, 2012
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	52,591	52,685	51,582	52,031	208,889
Gross profit	18,088	20,988	19,932	20,828	79,836
Asset impairments and related charges	—	—	—	9,681	9,681
Restructuring, severance and other charges	2,346	3,688	4,558	5,261	15,853
Loss from continuing operations	(6,879)	(3,554)	(5,774)	(18,032)	(34,239)
Income (loss) from discontinued operations	651	10,487	(735)	1,053	11,456
Net (loss) income	$(6,228)	$6,933	$(6,509)	$(16,979)	$(22,783)
Per share data-basic and diluted:
Loss from continuing operations	$(0.30)	$(0.16)	$(0.26)	$(0.83)	(1.53)
Income (loss) from discontinued operations	$0.03	$0.46	$(0.03)	$0.05	0.51
Net (loss) income	$(0.27)	$0.30	$(0.29)	$(0.78)	$(1.02)

18. Subsequent Event

Divestiture of Retail Solutions Group (RSG)

On May 31, 2013, we entered into a definitive agreement to sell our Retail Solutions Group business to an affiliate of Clearlake Capital Group L.P., for total consideration of $34.6 million in cash, subject to customary closing conditions and expect to recognize a gain in this transaction. Additionally, we expect to utilize existing net operating losses against our gain. Following completion of the transaction, which we expect to occur in our fiscal second quarter, our business will be focused exclusively on our Hospitality Solutions Group and the growth opportunities in this market.

Acquisition of TimeManagement Corporation (TMx)

On June 10, 2013, we acquired the assets of TimeManagement Corporation, a privately-owned Minneapolis-based provider of enterprise-wide software and service solutions that streamline workforce management environments for hospitality operators.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2013, 2012 and 2011

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2013
Allowance for doubtful accounts	$632	$423	$(168)	$887
2012
Allowance for doubtful accounts	$661	$226	$(255)	$632
2011
Allowance for doubtful accounts	$1,223	$172	$(734)	$661

Item 9.   Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2013.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2013, which is included elsewhere herein.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2013 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer, Chief Financial Officer, and Controller. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2013 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2013 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2013 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2013 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2013 and 2012

Consolidated Statements of Operations for the years ended March 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(a)(2) Financial statement schedule.  The following financial statement schedule is included herein and is incorporated by reference in Part II, Item 8 of this Annual Report:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  Exhibits included herein and those incorporated by reference are listed in the Exhibit Index of this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on June 14, 2013.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 14, 2013.

Signature	Title

/s/ James H. Dennedy	President, Chief Executive Officer and Director
James H. Dennedy	(Principal Executive Officer)

/s/ Robert R. Ellis	Senior Vice President, Chief Operating Officer,
Robert. R. Ellis	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Janine K. Seebeck	Vice President and Controller
Janine K. Seebeck	(Principal Accounting Officer and Duly Authorized Officer)

/s/ Keith M. Kolerus	Chairman and Director
Keith M. Kolerus

/s/ R. Andrew Cueva	Director
R. Andrew Cueva

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ Robert A. Lauer	Director
Robert A. Lauer

/s/ Robert G. McCreary, III	Director
Robert G. McCreary, III

/s/ John Mutch	Director
John Mutch

Agilysys, Inc.

Exhibit Index

Exhibit No.	Description
3(a)
Amended Articles of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3(a) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-05734).

3(b)	Amended Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3(ii) to Agilysys, Inc.'s Current Report on Form 8-K filed January 31, 2012 (File No. 000-05734).
*10(a)	The Company's Annual Incentive Plan, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).
*10(b)
Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan, which is incorporated herein by reference to Exhibit 10(o) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).

*10(c)
Pioneer-Standard Electronics, Inc. Benefit Equalization Plan, which is incorporated herein by reference to Exhibit 10(p) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 000-05734).

*10(d)
Amendment to the Pioneer-Standard Electronics, Inc. Supplemental Executive Retirement Plan dated January 29, 2002, which is incorporated herein by reference to Exhibit 10(x) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 000-05734).

*10(e)
Employment Agreement dated June 30, 2003 between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(gg) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

*10(f)
Change of Control Agreement dated June 30, 2003 by and between Martin F. Ellis and Pioneer-Standard Electronics (n/k/a Agilysys, Inc.), which is incorporated by reference to Exhibit 10(hh) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2004 (File No. 000-05734).

*10(g)
Forms of Amended and Restated Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors and Executive Officers, which are incorporated herein by reference to Exhibit 99(b) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 1994 (File No. 000-05734).

*10(h)
Amendment No. 1 to Change of Control Agreement dated June 30, 2003 between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

*10(i)
Non-Competition Agreement between Agilysys, Inc. and Martin F. Ellis, effective May 31, 2005, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Current Report on Form 8-K filed June 6, 2005 (File No. 000-05734).

*10(j)
Amendment to Change of Control Agreement and Non-Competition Agreement by and between Agilysys, Inc. and Martin F. Ellis dated December 31, 2008, which is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2009 (File No. 000-05734).

*10(k)
Settlement Agreement by and among Agilysys, Inc. and the Ramius Group dated March 11, 2009, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed March 17, 2009 (File No. 000-05734).

10(l)
Loan and Security Agreement among Agilysys, Inc., Agilysys NV, LLC, Agilysys NJ, Inc. and Bank of America, N.A., as agent for the Lenders dated May 5, 2009, which is incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed May 6, 2009 (File No. 000-05734).

*10(m)
Employment Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 4, 2009, which is incorporated herein by reference to Exhibit 10(mm) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-05734).

*10(n)
Retention Agreement by and between Agilysys, Inc. and Kathleen A. Weigand effective March 9, 2009, which is incorporated herein by reference to Exhibit 10(nn) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2009 (File No. 000-05734).

*10(o)
Agilysys, Inc. 2006 Stock Incentive Plan, as Amended and Restated Effective May 20, 2010, which is incorporated herein by reference to Exhibit 10(mm) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(p)
Agilysys, Inc. 2011 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10(q)
Form of Stock Appreciation Right Agreement, which is incorporated herein by reference to Exhibit 10(pp) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(r)
Form of Directors Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(qq) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(s)
Employment Agreement by and between Agilysys, Inc. and Anthony Mellina, effective November 15, 2009, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-05734).

*10(t)
Employment Agreement by and between Agilysys, Inc. and Henry R. Bond, effective October 18, 2010, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

*10(u)
Form of Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(c) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

10(v)
Stock and Asset Purchase Agreement among Agilysys Inc., Agilysys Technology Solutions Group, LLC, OnX Acquisition LLC and OnX Enterprise Solutions Limited, dated as of May 28, 2011, which is incorporated herein by reference to Exhibit 2.1 to Agilysys, Inc.'s Current Report on Form 8-K filed May 31, 2011 (File No. 000-05734).

*10(w)	Amendment to the Agilysys, Inc. Supplemental Executive Retirement Plan, effective March 25, 2011.
*10(x)	Amendment to the Agilysys, Inc. Benefits Equalization Plan, effective March 31, 2011.
*10(y)	Separation Agreement by and between Agilysys, Inc. and Martin F. Ellis, dated as of May 31, 2011.
*10(z)
Employment Agreement by and between Agilysys, Inc. and Robert R. Ellis, effective October 10, 2011, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-05734) .

*10(aa)
Employment Agreement by and between Agilysys, Inc. and Kyle C. Badger, effective October 31, 2011, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-05734).

*10(bb)
Employment Agreement by and between Agilysys, Inc. and James Dennedy, effective April 1, 2012, which incorporated by reference to Exhibit 10(bb) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012 (File No. 000-5734).

**10(cc)	Employment Agreement by and between Agilysys, Inc. and Janine Seebeck, effective November 7, 2011.
**10(dd)	Employment Agreement by and between Agilysys, Inc. and Larry Steinberg, dated April 10, 2012.
10(ee)
Asset Purchase Agreement by and between Agilysys, Inc. and Kyrus Solutions, Inc., dated May 31, 2013, which is incorporated by reference to Exhibit 1.01 to Agilysys, Inc.'s Current Report on Form 8-K filed June 4, 2013 (File No. 000-05734).

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