Form 10-K/A
period 2013-03-31
AGILYSYS INC
filed 2013-07-29
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2012 was $124,082,511. As of May 31, 2013, 22,147,165 shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

Agilysys, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. The number of shares of the registrant's common stock outstanding as of May 31, 2013, as stated on the cover page to the Original Filing, is hereby amended and restated to 22,147,765. Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

DIRECTORS

A biography for each of our directors and, if applicable, arrangements under which a director was appointed to the board of directors or information regarding any involvement in certain legal or administrative proceedings is provided. Additional information about the experiences, qualifications, attributes, or skills of each director in support of his service on the board of directors is also provided.

Class A Directors
(Term to Expire in 2013)

R. Andrew Cueva	Age 42	Director since 2008

Managing Director of MAK Capital Fund, L.P., a value-oriented hedge fund, since 2005. Portfolio manager and analyst at Green Cay Asset Management from 2002 to 2004. As Managing Director of MAK Capital, the Company’s largest shareholder, Mr. Cueva is uniquely qualified to represent the interests of the Company’s shareholders. Additionally, Mr. Cueva’s qualifications and experience include capital markets, investment strategy, and financial management.

Keith M. Kolerus	Age 67	Director since 1998

Chairman of the Board of Directors of the Company since October 2008. Retired Vice President, American Division, National Semiconductor, a producer of semiconductors and a leader in analog power management technology, from 1996 to February 1998. Mr. Kolerus served as Chairman of the Board of Directors of National Semiconductor Japan Ltd., from 1995 to 1998, and Chairman of the Board of Directors of ACI Electronics, LLC, from 2004 to 2008. Mr. Kolerus has extensive experience in engineering, global operations, private and public companies, software and hardware technology companies, government contracting, capital markets, financial management, and the technology industry. Mr. Kolerus’ prior experiences as a board chairman uniquely qualify him to lead the board of directors as its Chairman.

Robert A. Lauer	Age 69	Director since 2001

Retired from Accenture, a consulting firm (formerly known as Andersen Consulting), in August 2000. Mr. Lauer held numerous operational positions covering regional, national, and global responsibilities during his 31-year career, most recently serving as Managing Partner Global Human Performance Services and Managing Partner Change Management Global Communications and High Tech Industries. Mr. Lauer’s career in the information technology industry provided him with extensive experience and qualifications in global business operations, corporate and organizational restructurings, management of professional services personnel, and the development, implementation and deployment of large-scale business application software solutions in numerous industry verticals.

Robert G. McCreary III	Age 61	Director since 2001

Founder and currently a principal of CapitalWorks, LLC, a private equity group, since 1999. Mr. McCreary has served in numerous managing partner positions in investment banking firms and as a partner in a large regional corporate law firm. Mr. McCreary has extensive experience and qualifications in law, corporate governance, financial strategy, capital markets, investment strategy and mergers and acquisitions, and governance of portfolio companies.

Class B Directors
(Term to Expire in 2014)

James H. Dennedy	Age 47	Director since 2009

President and Chief Executive Officer of the Company since October 2011. Interim President and Chief Executive Officer since May 2011. Principal and Chief Investment Officer with Arcadia Capital Advisors, LLC, an investment management company making active investments in public companies, from April 2008 to May 2011. President and Chief Executive Officer of Engyro Corporation, an enterprise software company offering solutions in systems management, from January 2005 to August 2007. Previously a director of Entrust, Inc., I-many, Inc., and NaviSite, Inc. As a former President of a division of a publicly-held software company and as a Chief

Executive Officer of a private software company, Mr. Dennedy has experience in the technology industry. In addition, Mr. Dennedy has extensive experience in investment strategy, capital structure, financial strategy, mergers and acquisitions, and significant public company leadership and board experience.

Jerry C. Jones	Age 57	Director since 2012

Chief Ethics and Legal Officer, Executive Vice-President of Acxiom Corporation, a marketing technology and services company, since 1999. Prior to joining Acxiom, Mr. Jones was a partner with the Rose Law Firm in Little Rock, Arkansas, where he specialized in problem solving and business litigation for 19 years, representing a broad range of business interests. Previously he was a director of Entrust, Inc. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor's degree in public administration from the University of Arkansas. As the Chief Legal Officer of a technology company, Mr. Jones has extensive experience with legal, privacy, and security matters. He has also led the strategy and execution of mergers and alliances and international expansion efforts.

John Mutch	Age 56	Director since 2009

Chief Executive Officer of BeyondTrust, a security software company, since October 2008. Founder and a Managing Partner of MV Advisors, LLC, a strategic block investment firm that provides focused investment and strategic guidance to small and mid-cap technology companies, from 2006 to 2008. Director of Steel Excel Inc., and previously Director of Edgar Online, Inc. and Aspyra, Inc. Mr. Mutch has been an operating executive and investor in the technology industry for over 25 years and has a long, sustained track record of creating shareholder value through both activities. As a Chief Executive Officer of an IT company, Mr. Mutch has extensive experience in the technology industry, restructuring, financial management and strategy, capital markets, sales management, and marketing.

EXECUTIVE OFFICERS

The following are biographies for each of our current, non-director executive officers. The biography for Mr. Dennedy, our President and Chief Executive Officer, and a director, is provided above.

Name	Age	Current Position	Previous Positions
Robert R. Ellis	39	Senior Vice President and Chief Financial Officer since October 2011, Treasurer since January 2012, and Chief Operating Officer since October 2012.
Vice President of Accounting and Financial Operations and Principal Accounting Officer at Radiant Systems, Inc. from 2007 to October 2011. Corporate Controller and director at Radiant from 2003 to 2007.

Kyle C. Badger	45	Senior Vice President, General Counsel and Secretary since October 2011.
Executive Vice President, General Counsel and Secretary at Richardson Electronics, Ltd. from 2007 to October 2011. Senior Counsel at Ice Miller LLP from 2006 to 2007. Partner at McDermott, Will & Emery LLP from 2003 to 2006.

Larry Steinberg	45	Senior Vice President and Chief Technology Officer since June 2012.
Senior Vice President, Technology for us in May 2012. Principal Development Manager, Microsoft Corporation from August 2009 to April 2012, and Principal Architect from June 2007 to July 2009. Founder and Chief Technology Officer of Engyro Corporation from March 1995 to May 2007.

Janine K. Seebeck	37	Vice President and Controller since November 2011.	Vice President of Finance, Asia Pacific, at Premiere Global Services, Inc. from 2008 to April 2011. Vice President, Corporate Controller at Premiere from 2002 to 2008.

CORPORATE GOVERNANCE

Code of Business Conduct

The Code of Business Conduct adopted by our board of directors applies to all directors, officers, and employees of the Company and incorporates additional ethics standards applicable to our Chief Executive Officer, Chief Financial Officer, and other senior financial officers of the Company, and any person performing a similar function. The Code of Business Conduct is reviewed annually by the Audit Committee, and recommendations for change are submitted to the board of directors for approval. The Code of Business Conduct is available on our website at www.agilysys.com, under Investor Relations. The Company has in place a hotline available for use by all employees, as described in the Code of Business Conduct. Any employee can anonymously report potential violations of the Code of Business Conduct through the hotline, which is managed by an independent third party. Reported violations are promptly reported to and investigated by the Company. Reported violations are addressed by the Company and, if related to accounting, internal accounting controls, or auditing matters, the Audit Committee. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the Code of Business Conduct.

Audit Committee

The board of directors has a standing Audit Committee. The Audit Committee held eight meetings during fiscal year 2013. The Audit Committee reviews with our independent registered public accounting firm the proposed scope of our annual audits and audit results, as well as interim reviews of quarterly reports; reviews the adequacy of internal financial controls; reviews internal audit functions; is directly responsible for the appointment, determination of compensation, retention, and general oversight of our independent registered public accounting firm; reviews related person transactions; oversees the Company’s implementation of its Code of Business Conduct; and reviews any concerns identified by either the internal or external auditors. The board of directors determined that all Audit Committee members are financially literate and independent under NASDAQ listing standards for audit committee members. The board of directors also determined that Messrs. Lauer and Mutch each qualify as an “audit committee financial expert” under SEC rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during fiscal year 2013, with one exception: on July 31, 2012, Mr. Jones was granted 8,055 shares of restricted stock following his election to the board of directors. The Form 4 to report such grant was inadvertently filed one day late on August 3, 2012.

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during fiscal year 2013 or as of the date of this report is or has been an officer or employee of the Company, and none of our executive officers served on the compensation committee (or other committee serving an equivalent function) or board of any company that employed any member of our Compensation Committee or our directors.

DIRECTOR COMPENSATION

During fiscal year 2013, compensation for non-employee directors consisted of the following:

•	$25,000 annual cash retainer for each non-employee director;

•	$35,000 additional cash retainer for the chairman of the board;

•	$7,500 additional cash retainer for the chairmen of each of the Compensation and Nominating & Corporate Governance Committees;

•	$10,000 additional cash retainer for the chairman of the Audit Committee;

•	$10,000 additional cash retainer for each member of the Audit, Nominating & Corporate Governance, and Compensation Committees, including each chairman; and

•	An award of restricted shares to each non-employee director valued at $70,000 on the grant date.

We also reimburse our directors for reasonable out-of-pocket expenses in connection with attendance at board of directors and committee meetings.

The fiscal year 2013 equity award for each director, other than Mr. Jones, consisted of 9,383 restricted shares, based on a $7.46 grant date price, and was granted under the 2011 Stock Incentive Plan. The restricted shares vested on March 31, 2013 and provided for pro-rata vesting upon retirement prior to March 31, 2013. The grant was made in June 2012, to the then current non-employee directors; however, Mr. Cueva declined the award given the significant ownership in the Company by his firm, MAK Capital. The award for Mr. Jones consisted of 8,055 restricted shares, based on a $8.69 grant date price, and was made in July 2012 at the time of his first election to the board. Mr. Jones’ restricted shares also vested on March 31, 2013.

Our directors are subject to share ownership guidelines that require ownership of either (i) three times the director’s respective annual cash retainer within two years of service and six times the director’s respective annual cash retainer within four years of service; or (ii) 15,000 shares within the first two years following the director’s election to the board of directors and 45,000 shares within four years of election. We pay no additional fees for board or committee meeting attendance. Mr. Dennedy ceased receiving compensation for his service as a director upon his appointment as an executive officer in July 2011, and all compensation received by Mr. Dennedy thereafter was for his service as an executive officer.

Director Compensation for Fiscal Year 2013

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
R. Andrew Cueva	50,000	—	50,000
Jerry Jones	35,000	70,000	105,000
Keith M. Kolerus	82,500	70,000	152,500
Robert A. Lauer	55,000	70,000	125,000
Robert G. McCreary, III	35,000	70,000	105,000
John Mutch	47,500	70,000	117,500

(1)	Fees are paid quarterly.

(2)
Amounts in this column represent the grant date fair value of the restricted shares computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. As of March 31, 2013, the aggregate number of unexercised stock options held by each non-employee director was as follows: Mr. Kolerus, 22,500; Mr. Lauer, 22,500; and Mr. McCreary, 22,500.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (the “CD&A”) describes our executive compensation philosophy and programs during fiscal year 2013. Executive compensation arrangements with our Named Executive Officers are governed by the Compensation Committee (the “Committee”). In this CD&A, you will find detailed compensation information for our Named Executive Officers, which consist of our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), and our three other most highly compensated executive officers during fiscal year 2013, as listed below:

•	James Dennedy, President and Chief Executive Officer

•	Robert Ellis, Senior Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer

•	Kyle Badger, Senior Vice President, General Counsel and Secretary

•	Paul Civils, Senior Vice President, General Manager, Retail Solutions Group (“RSG”)

•	Larry Steinberg, Senior Vice President, Chief Technology Officer

On July 1, 2013, the Company completed the sale of the Retail Solutions Group to Kyrus Solutions, Inc. As a result of the sale, Mr. Civils became an employee of Kyrus Solutions, Inc. and is no longer an employee of the Company.

As discussed in the CD&A contained in the Proxy Statement for our 2012 Annual Meeting of Shareholders, in fiscal year 2012 the Company substantially reduced compensation costs for key executive positions following the sale of its Technology Services Group business unit (“TSG”) in August 2011, which resulted in a smaller, refocused Company and new leadership in key executive positions with comparatively lower compensation arrangements to reflect the smaller, refocused Company. In fiscal year 2013, the Committee continued the compensation programs put in place in fiscal year 2012 with even more emphasis on pay for financial performance for the CEO and CFO.

Compensation Highlights

Compensation Focus for Fiscal Year 2013. In response to current executive compensation trends, and after considering the results of our 2012 vote on Named Executive Officer compensation, which confirmed the Company’s philosophy and objectives relative to our executive compensation program, the Compensation Committee continued efforts to maintain reduced compensation expense and link executive pay to performance by:

•	Establishing minimal base salary increases;

•	Focusing annual incentive on significant improvements over fiscal year 2012 results; and

•	Structuring long-term incentives to reward increases in shareholder value.

Performance Linked Compensation.  Our Compensation Committee set fiscal year 2013 compensation, including financial and business targets for performance-based compensation, for our Named Executive Officers to continue to emphasize pay for performance by comprising the fiscal year’s total compensation opportunity of 22%, on average, of annual cash incentive based on goals focused on significant improvements over fiscal year 2012 results for revenue, gross profit and adjusted operating income.

Our CEO's targeted pay was approximately 74% performance-based, and between 50% and 60% for each of our other Named Executive Officers targeted pay was performance-based, tied directly to annual goals or long-term equity awards, the value of which is tied directly to an increase in share price. As discussed below, targeted annual goals were primarily based on improvements over fiscal year 2012 results for revenue, gross profit and adjusted operating income, and, for Mr. Civils, significant business unit improvements.

Our operating results for fiscal year 2013 significantly outperformed our plan. Total net revenue increased 13%, and adjusted operating income increased $15.6 million year over year to $7.6 million from an adjusted operating loss of $7.9 million in fiscal year 2012. As a result, annual incentive payouts ranged from 123% to 146% of target for the Named Executive Officers.

Chief Executive Officer Compensation.  Mr. Dennedy became our CEO in May 2011 with a compensation package that included a base salary that was set significantly lower, 26%, than his predecessor’s salary and an annual incentive target that was set at a significantly higher percentage, at 100% percent of salary versus 85%. His compensation remained unchanged in fiscal year 2012.

Mr. Dennedy’s compensation package for fiscal year 2013 continued to reflect the Compensation Committee’s ongoing commitment to link pay to performance and to maintain reduced compensation costs, as evidence by the following for Mr. Dennedy:

•

•	Base salary was increased by 14% over the prior year's base salary;

•	Annual incentive was set at a lower percentage, 88% of salary versus 100% in the prior year;

•	50% of long-term incentive award, granted as stock-settled appreciation rights, is based entirely on share price improvement, and the balance, granted as restricted stock, is tied to share price;

•	Annual incentive payout of 146% of targeted payout was earned based on the Company's results; and

•	74% of targeted compensation was variable pay, tied either to performance or share price improvement.

Chief Financial Officer Compensation.  Mr. Ellis was appointed our CFO during fiscal year 2012 and his initial compensation package was similarly set to achieve the Compensation Committee’s goals of reducing compensation cost and emphasizing by for performance with a base salary that was set 8% lower than his predecessor’s salary and an annual incentive target that was set at a higher percentage, 60% percent of salary versus 50%. In October 2012, Mr. Ellis was appointed to the additional office of Chief Operating Officer, and the Compensation Committee increased his base salary and target annual incentive to reflect his additional responsibilities.

Mr. Ellis’ compensation package for fiscal year 2013, including the compensation related to his additional role as Chief Operating Officer, continued to reflect the Compensation Committee’s ongoing commitment to link pay to performance and to maintain reduced compensation costs, as evidence by the following for Mr. Ellis:

•	Base salary was increased by 9% over the prior year's base salary, primarily due to his increased responsibilities as Chief Operating Officer;

•	Annual incentive was set at a higher percentage, 75% of salary versus 60% in the prior year after his appointment to the additional office of Chief Operating Officer;

•	50% of long-term incentive award, granted as stock-settled appreciation rights, is based entirely on share price improvement, and the balance, granted as restricted stock, is tied to share price;

•	Annual incentive payout of 146% of targeted payout was earned based on the Company's results; and
57% of targeted compensation was variable pay, tied either to performance or share price improvement

Compensation Philosophy, Objectives, and Structure

Our Compensation Committee adopted its pay philosophy, objectives, and structure for Named Executive Officers to achieve financial and business goals and create long-term shareholder value. Our Compensation Committee reaffirmed the pay philosophy, objectives, and structure for fiscal year 2013.

Compensation Philosophy and Objectives.  Our Compensation Committee’s pay philosophy is to pay a base salary and provide target annual cash incentives and long-term equity incentives, each at the 50th percentile of comparative peer group compensation, and to annually review these compensation components based on peer group comparisons and tie compensation to our business strategy. The Compensation Committee’s objective is to establish an overall compensation package to:

•	Reward the achievement of business objectives approved by our board of directors;

•	Tie a significant portion of compensation to the long-term performance of our common shares;

•	Provide a rational, consistent, and competitive executive compensation program that is well understood by those to whom it applies; and

•	Attract, retain, and motivate executives who can significantly contribute to our success.

Compensation Structure.  Our compensation structure is comprised of:

•
Base Salary — Base salary provides fixed pay levels aimed to attract and retain executive talent. Variations in salary levels among Named Executive Officers are based on each executive’s roles and responsibilities, experience, functional expertise, relation to peer pay levels, competitive assessments, individual performance, and changes in salaries in the overall general market and for all employees of the Company. Salaries are reviewed annually by our Compensation Committee, and changes in salary are based on these factors and input from our CEO, other than for himself. None of the factors are weighted according to any specific formula. New salaries generally are based on the Compensation Committee’s discretion and judgment but may be based on any of the above-mentioned relevant factors.

•
Annual Incentives — Annual incentives provide cash variable pay for achievement of the Company’s financial, strategic, and operational goals and individual goals, with target incentives set as a percentage of salary, designed to reward achievement of goals with an annual cash payment. Variations in incentive components and mix among Named Executive Officers are determined by our Compensation Committee and based on each executive’s respective business unit or corporate goals and each executive’s individual goals and corporate-wide initiatives, as well as market data, length of time in current role or similar role at another company, and recommendations from our CEO, other than for himself.

•
Long-Term Incentives — Long-term incentives are variable, equity incentives designed to drive improvements in performance that build wealth and create long-term shareholder value by tying the value of earned incentives to the long-term performance of our common shares. Target incentives are set as a percentage of salary. Variations in awards among Named Executive Officers are determined by our Compensation Committee after a review of various factors, including recommendations based on market data, individual ability to influence results, length of time in current role or similar role at another company, and recommendations from our CEO, other than for himself.

Compensation Key Considerations

Annual Goal Setting.  Annual goals for our Named Executive Officers are tied to our financial, strategic, and operational goals and include business specific financial targets relating to our goals. Each Named Executive Officer’s annual incentive goals are established by our Compensation Committee, with input from our CEO (other than for himself). At fiscal year-end, the Compensation Committee evaluates the performance of each Named Executive Officer and determines an appropriate award based on established goals, with input from our CEO (other than for himself) on individual goals. Our Compensation Committee establishes our CEO’s annual incentive goals and determines his appropriate award based on established goals.

Variable Pay at Risk.  Our philosophy drives the provision of greater at-risk pay to our Named Executive Officers, and variable pay at risk comprised approximately 74% of target annual compensation for our CEO and between 50% and 60% for other Named Executive Officers. Our Named Executive Officers have significant opportunities for long-term, equity-based incentive compensation, higher than for annual cash incentive compensation in most cases, as our philosophy is to tie a significant portion of compensation to the long-term performance of our common shares. As a result, significant emphasis is placed on long-term shareholder value creation, thereby minimizing excessive risk taking by our executives.
Competitive Market Assessments.  During fiscal year 2012, Towers Watson provided the Compensation Committee with two competitive market assessments, one in March and one in August, which updated the March assessment to adjust for expected revenues of the smaller Company after the closing of the TSG sale. The assessments evaluated compensation levels for the Company’s top eight executive positions, including the Named Executive Officers. The assessments compared published survey compensation data for both general industry and the high technology services industry to current compensation levels for the Company’s executives. Competitive compensation levels in these industries were gathered for base salary, annual incentive, total cash compensation, long-term incentive, and total direct compensation. The purpose of the assessments was to compare current market data to our current compensation, which was based on prior benchmarking performed by the Company, where compensation levels were benchmarked to separate, defined peer group companies for corporate executives and each business unit executive. Towers advised that an assessment using the general and high technology services industries data provides more representative and relevant comparisons given the size of the Company. As further detailed below, the assessments showed that all elements of the Company’s overall compensation fell between the 25th and 50th percentiles within both the general and high technology services industries. Typically, an individual position is considered to be paid at market if it is within 15% (above or below) the competitive median and the assessments showed that the Company had individuals above, within, and below that range.

During fiscal year 2013, the Compensation Committee believed that the Towers Watson assessments performed in fiscal year 2012, without any update, remained useful for purposes of determining Named Executive Officer compensation, and, as a result, the Compensation Committee did not request or review any additional assessments in fiscal year 2013.

Tally Sheets.  Our Compensation Committee analyzes tally sheets at the beginning of the fiscal year to review overall compensation and pay mix for each Named Executive Officer. Tally sheets include a three-year look-back of total compensation, including annual cash compensation, long-term incentive awards granted and earned, and benefits and perquisites. Tally sheets also include a cumulative inventory of equity grants by fiscal year, including the value of outstanding equity at the Company’s current stock price and the value received for prior vesting and exercises of equity. The tally sheets bring together, in one place, all elements of Named Executive Officers’ actual compensation and information about wealth accumulation so that our Compensation Committee can analyze the individual elements and mix of compensation and the aggregate total amount of annual and accumulated compensation. Tally sheets are also used by the Compensation Committee to evaluate internal pay equity among the Named Executive Officers and to determine the impact of employment termination or change of control events. In support of the philosophy of rewarding future performance, the Compensation Committee does not consider prior pay outcomes in setting future pay levels. Rather, tally sheets are used by the Compensation Committee to review compensation as compared to expectations, and our Compensation Committee determined that annual compensation set for our Named Executive Officers for fiscal year 2013 was consistent with expectations and with the established compensation philosophy and pay mix guidelines driven by that philosophy.

Fiscal Year 2013 Compensation

Salary.  For fiscal year 2013, salary comprised 27% of total target compensation for our CEO and between 40% and 50% for our other Named Executive Officers. Since all of the Named Executive Officers, other than Mr. Dennedy and Mr. Civils, had been first hired by the Company during fiscal year 2012 or 2013, the Compensation Committee considered the competitive market assessments provided by Towers Watson in fiscal year 2012 in determining the initial salaries for the newly hired Named Executive Officers, as well as their previous salary levels and prior experience. The Compensation Committee further considered the competitive market assessments provided by Towers Watson in determining fiscal year 2013 salaries for all the Named Executive Officers. For purposes of the assessments, Mr. Civils was matched to survey benchmarks based upon responsibilities, and market-competitive salaries were determined by regressing the benchmark to Mr. Civil's business unit revenue responsibilities.

The survey data included values at the 25th, 50th (market median), and 75th percentiles. Based on the assessment, at the beginning of fiscal year, salaries for the Named Executive Officers ranged between 27% below and 2% above median, which was considered competitive. As such, salary increases for fiscal year 2013 were made based on individual responsibilities and performance, and increases averaged 6%, ranging from 2% to 14%.

Mr. Ellis' annual salary was increased from $285,000 to $300,000 in November 2012 following his appointment to the additional office of Chief Operating Officer based on the Compensation Committees assessment of the additional responsibilities required by his new position.

Annual Incentives. For fiscal year 2013, annual goals were set at the beginning of the fiscal year. The discussion below, which specifically relates to the table below under “Fiscal Year 2013 Payouts,” provides details regarding fiscal year 2013 annual incentive performance metrics, levels, and payouts for the Named Executive Officers. As discussed below, annual goals for Mr. Civils were changed during the fiscal year as a result of the Company's decision to sell the RSG business.

Performance Metrics. The Compensation Committee set corporate performance metrics for fiscal year 2013 annual incentives to require target level improvements over fiscal year 2012 results of 138% for adjusted operating income, 3.4% for gross profit and 8.2% for revenue. These levels were set based on the Company's overall operating plan and expected growth and operating improvements in the two business units. Target level improvements for RSG, which Mr. Civils managed, were set at 64% for adjusted operating income. Target level improvements over fiscal year 2012 results for adjusted operating income were significant because the Company had negative adjusted operating income in fiscal year 2012. Adjusted operating income is calculated as operating income excluding amortization of intangibles, stock based compensation expense and non-recurring charges. The Company believes adjusted operating income is a profitability measure and a key driver of value, focusing on sales, product mix, margins, and expense management. Adjusted operating income was selected as an annual goal component for all Named Executive Officers given the desire to balance sales and margins, as both are manageable by our Named Executive Officers, and replaced the EBITDA component used in prior fiscal years.

For the corporate Named Executive Officers, including Messrs. Dennedy, Ellis, Badger and Steinberg, adjusted operating income goals related to the consolidated Company results, and for Mr. Civils, the adjusted operating income goal related to RSG. The Compensation Committee believed that revenue and gross profit goals were less important for Mr. Civils as long as the adjusted operating income goal was achieved, and, accordingly, Mr. Civils only performance metric was achievement of targeted adjusted operating income for RSG.

Performance percentages for payouts (with proportionate payouts between the target and maximum achievement levels) were based on varying levels of achievement of fiscal year 2013 budgeted results, as set forth below. Additional detail about threshold and maximum incentives are disclosed in the Grants of Plan-Based Awards for Fiscal Year 2013 table.

Component	Threshold		Maximum
	Payout (% of target incentive)	Required Achievement of Performance Measures (%)	Payout (% of target incentive)	Required Achievement of Performance Measures (%)
Revenue	90	97.7	150	108.3
Gross Profit	90	92.6	150	101.9
Adjusted Operating Income	90	83.3	150	283.3
Adjusted Operating Income-RSG	90	83.3	150	283.3

The Compensation Committee believed that the plan involved moderate difficulty at the threshold level, a high degree of difficulty at the 100% target level, given continuing competition and pricing pressure in the market, and significant difficulty at the maximum level, requiring significant improvement over fiscal year 2012 results, in each case relative to future expectations at the time the levels were set. Threshold levels were based on achievement necessary to successfully execute a minimum level of the operating plan.

MBO’s. In addition to objective performance metrics, management by objective goals (“MBOs”) comprised from 25% to 50% of the annual incentive of Named Executive Officers other than Messrs. Dennedy and Ellis. However, MBOs could only be earned in the event that threshold adjusted operating income targets were achieved in order to place greater weight on objective performance metrics. MBOs represent individual performance-based goals, with both quantitative and qualitative measures, relative to individual responsibilities and emphasize the importance of specific tasks and company-wide initiatives. The Compensation Committee believed that MBOs were appropriate for executives whose impact on shareholder value was less direct than the CEO and CFO. The Compensation Committee has discretion in deciding whether each MBO was achieved and in determining the level of achievement, and thus payout, for the MBO components. Achievement of MBOs results in a payout ranging from a minimum of 80% for partial achievement to 100% for maximum achievement, and Named Executive Officers are eligible for proportionate payouts between the minimum and maximum achievement levels, and there is no payout for MBOs below the minimum achievement level. Consistent with the other elements of compensation, MBOs were established at the beginning of year when the outcome for the fiscal year was substantially uncertain. Fiscal year 2013 MBO goals and payout allocations for the Name Executive Officers were as follows:

Executive	MBO	% of MBOs
Kyle C. Badger	Process improvements and efficiency gains with respect to customer contract creation	20
	and review process
	Review, update and implement the Company’s records retention policy	20
	Review and update the Company’s intellectual property strategy	20
	Complete new master agreements for certain major customers	20
	Complete new agreements for certain key vendors	20
Paul A. Civils	Cooperate with the RSG sale process	100
Larry Steinberg	Accomplish development objectives for property management system (PMS) software	26
	Remain within PMS software development budget	26
	Meet product development schedule for certain point of sale product improvements	20
	Improve in-market product quality by establishing a new product engineering process	18
	Implement customer advisory boards for certain products	10

Weight differences between initiatives among the Named Executive Officers corresponded to importance of each initiative in respect of the overall Company operating plan.

Mr. Civils’ MBOs were changed during the fiscal year when the Company decided to implement a process to sell the RSG business. Given the significant amount of time and effort required by Mr. Civils in connection with the sale of RSG, the Compensation Committee concluded that it was in the Company’s best interest to focus his incentives towards successful completion of the sale.

Annual Incentive Levels. For all Named Executive Officers, fiscal year 2013 target annual incentives were set as a percentage of salary, with the percentage correlating to the overall competitive total target compensation level for each executive. Target annual incentives were set at 88% of salary for Mister. Dennedy and 75% for Mr. Ellis, as opposed to approximately 50-75% of salary for other executives, to increase the performance-based nature of their total compensation due to their greater ability to influence corporate goals and initiatives. Annual incentives comprised 23% of total target compensation for Mr. Dennedy and 32% for Mr. Ellis, and approximately 25% for our other Named Executive Officers. As with salaries, the Compensation Committee considered the competitive market assessments provided by Towers Watson in fiscal year 2012 in evaluating current annual incentive levels and for determining fiscal year 2013 levels. Target levels were based on survey data from companies of comparable revenue and were interpolated for each executive based on calculated competitive salaries, as described above.

The survey data included values at the 25th, 50th (market median), and 75th percentiles and, on average, current target annual incentive percentages of salary were aligned with market median, and total target cash compensation (salary and annual incentive) was in the competitive range for the positions evaluated, ranging from 21% below to 16% above market median. As such, increased annual incentive opportunities for Named Executive Officers other than Messrs. Dennedy and Ellis were a factor of increased salary, as discussed above, as annual incentives as a percentage of salary approximated current levels. Mr. Dennedy's annual incentive as a percentage of salary was reduced from 100% to 88% to set his total target cash compensation in line with market median. Mr. Ellis' annual incentive as a percentage of salary was set higher than market median to heavily weight performance, given his ability to influence corporate goals and initiatives.

Mr. Ellis target annual incentive as a percentage of his salary was increased from 60% to 75% in October 2012 when he was appointed to the additional office of Chief Operating Officer based on the Compensation Committees assessment of the scope and amount of additional responsibilities required by his new position and to further weight performance given his additional ability to influence corporate goals and initiatives.

Fiscal Year 2013 Payouts. The chart below sets forth the fiscal year 2013 annual incentive opportunity for each Named Executive and the components, weightings, and actual annual incentive payouts based on the Compensation Committee’s review of the achievement of the performance measures. At the corporate level, target levels of revenue, gross profit and adjusted operating income were substantially exceeded, resulting in corresponding payouts for those components. At the business segment level, Mr. Civils exceeded the target levels of adjusted operating income. The attainment by each Named Executive Officer of their respective MBOs is reflected in the table below.

	Performance Metrics				Annual Incentive
Target Incentive as a % of salary	Component	Weight	Target	Actual	Target (1)	Payout (1)
James H. Dennedy – 88%	Revenue: AGYS	25%	$216.0M	$234.2M	$87,500	$131,250
	Gross Profit: AGYS	40%	$86.4M	$89.3M	$140,000	$210,000
	AOI: AGYS	35%	$3.0M	$6.6M	$122,500	$168,534
Total					$350,000	$509,784

Robert R. Ellis – 75%	Revenue: AGYS	25%	$216.0M	$234.2M	$56,250	$84,375
	Gross Profit: AGYS	40%	$86.4M	$89.3M	$90,000	$135,000
	AOI: AGYS	35%	$3.0M	$6.6M	$78,750	$108,343
Total					$225,000	$327,718

Kyle C. Badger– 50%	Revenue: AGYS	15%	$216.0M	$234.2M	$18,750	$28,125
	Gross Profit: AGYS	20%	$86.4M	$89.3M	$25,000	$37,500
	AOI: AGYS	15%	$3.0M	$6.6M	$18,750	$25,796
	MBO	50%			$62,500	$62,500
Total					$125,000	$153,921

Paul A. Civils – 55%	AOI: RSG	75%	$11.0M	$11.0M	$107,250	$144,720
	MBO	25%			$35,750	$35,750
Total					$143,000	$180,470

Larry Steinberg - 60%	Revenue: AGYS	15%	$216.0M	$234.2M	$18,147	$27,221
	Gross Profit: AGYS	20%	$86.4M	$89.3M	$24,196	$36,294
	AOI: AGYS	15%	$3.0M	$6.6M	$18,147	$24,967
	MBO	50%			$60,490	$60,490
Total					$120,980	$148,972

(1)	Pro-rated from hire date for Mr. Steinberg. See Grants of Plan-Based Awards table for annualized award amounts.

Long-Term Incentives.  As with the annual incentives, the Compensation Committee approved fiscal year 2013 long-term incentive (“LTI”) awards at the beginning of year when the outcome for the fiscal year was substantially uncertain. LTI awards to Named Executive Officers consisted of stock-settled appreciation rights (“SSARs”) and restricted shares, both with three-year vesting schedules, pursuant to the Company's shareholder-approved 2011 Stock Incentive Plan. The Committee considered various LTI award alternatives. While annual incentives targeted specific performance goals, the focus on LTI awards was to link compensation directly to shareholder gains and to improve retention of key management during the Company's time of transition. SSARs provided the direct link between compensation and shareholder gains in a less dilutive manner than with stock options, and the three-year vesting schedule also enhances retention. Restricted shares also tie compensation to shareholder gains and highly bolster retention over the vesting period.

LTI awards comprised 50% of total target compensation for Mr. Dennedy to directly link a significant portion of his pay, when combined with his annual incentive, to performance and comprised between 25% and 35% for our other Named Executive. As with salaries and annual incentives, the Compensation Committee considered the competitive market assessments provided by Towers Watson in fiscal year 2012 in evaluating current LTI levels and for determining fiscal year 2013 LTI levels. The Compensation Committee also received input and recommendations from our CEO regarding each Named Executive Officer's relative ability to influence results in a business segment or in the corporate office. Target levels were based on survey data from companies of comparable revenue, as described above. The data included LTI values at the 25th, market median, and 75th percentiles, and LTI's as a percentage of base salary at those values. Other than for the CEO, current LTI values and as a percentage of salary were in the competitive range for the positions evaluated, ranging from 8% below to 15% above market median. Mr. Dennedy's LTI as a percentage of base salary was 25% lower than market, which the Compensation Committee viewed as outside the competitive range and inconsistent with our goal to heavily link Mr. Dennedy's compensation to shareholder gains. In addition, Mr. Dennedy's total target compensation, having been largely determined at the time of his prior appointment as interim CEO, was below the market median, and thus the Committee increased Mr. Dennedy's LTI as a percentage of salary to overweight his LTI but still keep his total target compensation at the market median.

The Compensation Committee also set Mr. Steinberg's LTI as a percentage of salary higher than the market median in order to place significant emphasis on long-term shareholder value creation given his role as Chief Technology Officer in developing the Company's next generation of products and solutions.

Based on the competitive assessments, input and recommendations, the Compensation Committee set the 2013 LTI awards for each Named Executive Officer as follows:

Name	Percent of Salary (%)	Total LTIP Value ($)	SSARs Granted (#)	Restricted Shares Granted (#)
James H. Dennedy	190	760,000	78,350	50,938
Robert R. Ellis	60	171,000	17,628	11,461
Kyle C. Badger	50	125,000	12,886	8,378
Paul A. Civils	65	169,000	17,422	11,327
Larry Steinberg	85	191,279	17,513	11,067

All SSARs and restricted shares vest in one-third increments on March 31, 2013, 2014 and 2015. The SSARs were granted at an exercise price $7.46 per share, and $8.64 for Mr. Steinberg (the closing price of the common shares on the grant date), have a seven-year term, and are settled in common shares upon exercise.

In addition to the restricted shares granted to Mr. Steinberg as part of his annual compensation, upon his initial hiring by the Company in May 2012, Mr. Steinberg received additional grants of 55,455 shares of restricted stock as a sign-on bonus and to replace unvested equity lost by him upon leaving his prior employer. 20,000 of such shares vest in one- third increments on March 31, 2013, 2014 and 2015; 16,840 of such share vest on on the second anniversary of his date of hire; 887 of such shares vest on the third anniversary of his date of hire; and 17,728 of such shares vest upon the successful development and sale of our next generation property management system.

Additional Compensation – Executive Benefits.  We provide executive benefits to our Named Executive Officers including additional life and long-term disability insurance plans. From time to time, Named Executive Officers also may participate in supplier sponsored events. Executive benefits are further described in the Summary Compensation Table. We believe these benefits enhance the competitiveness of our overall executive compensation package. We have, however, limited executive benefits offered to reduce compensation costs. Additionally, welfare benefits offered to our Named Executive Officers are the same level of benefits offered to all Company employees, except that we pay for the cost of physicals to promote the health and well-being of our executives.

Employment Agreements and Change of Control

The material termination and change of control provisions of various agreements are summarized below for each Named Executive Officer and are covered in more detail in the Termination and Change of Control table and accompanying discussion.

Employment Agreements. All of the Named Executive Officers entered into an employment agreement with the Company, all with substantially the same terms except as described below. Upon termination without cause, we must pay severance equal to one year's salary and target annual incentive, and continue health benefits for the severance period. If the executive's position is changed such that his or her responsibilities are substantially lessened or, for Mr. Civils, if the executive is required to relocate to a facility more than 50 miles away (a “change in position”), the executive may terminate his or her employment within 30 days of the change in position, and the termination will be deemed to be a termination without cause and the executive is entitled to his or her severance benefits. None of the Named Executive Officers is entitled to excise tax gross-up payments. In consideration of the severance benefits, each employment agreement contains a 12-month non-solicitation provision, an indefinite confidentiality provision, and a 12-month non-compete provision that is automatically triggered if termination is for cause or voluntary and may be enforced by the Company if termination is without cause or for a change in position. Our Compensation Committee believes that the terms of these employment agreements enhance our ability to retain our executives and contain severance costs by providing reasonable severance benefits competitive with market practice. Severance costs are contained by limiting pay to one year, limiting personal benefits, not providing accelerated vesting for awards under the agreements, and narrowly defining a voluntary termination that triggers severance benefits. Additionally, the Company benefits greatly from the non-competition, non-disclosure, and non-solicitation clauses contained in the employment agreements. Except for Messrs. Dennedy and Badger, the employment agreements do not contain a change of control provision. For each of Messrs. Dennedy and Badger, if there is a change of control within two years after April 1, 2012, and October 31, 2011, respectively,(the dates of their employment agreements), and within the same two-year period his employment with the Company or its successor is terminated without cause, then he will be paid severance equal to two years of each of his base salary and target annual incentive. This change in control benefit enhances our ability to maintain a shareholder focused approach to change of control situations and provides these executives reasonable support following both a change of control and termination (commonly called a “double trigger” requirement). The Compensation Committee believes these payments are reasonable, particularly in light of the double trigger requirement, and consistent with market practice for such positions.

Accelerated Vesting. None of the employment agreements discussed above provide for accelerated vesting of equity. Under our 2011 Stock Incentive Plan, the only plan for which any of the Named Executive Officers have unvested equity, vesting is accelerated upon the actual occurrence of a change in control for all stock options, SSARs, and restricted shares (including performance shares). The Compensation Committee believes that during a change of control situation, a stable business environment is in the shareholders’ best interests, and accelerated vesting provisions provide stability. The accelerated vesting provisions are applicable to all employees who receive equity awards, not just executive management.

Additional Compensation Policies

Clawback – Recoupment of Bonuses, Incentives, and Gains. Under the Company’s “clawback” policy, if the board of directors determines that our financial statements are restated due directly or indirectly to fraud, ethical misconduct, intentional misconduct, or a breach of fiduciary duty by one or more executive officers or vice presidents, then the board of directors will have the sole discretion to cancel any stock-based awards granted and to take such action, as permitted by law, as it deems necessary to recover all or a portion of any bonus or incentive compensation paid and recoup any gains realized in respect of equity-based awards, provided recoveries cannot extend back more than three years. Additionally, under Section 304 of the Sarbanes-Oxley Act, if we are required to restate our financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct, our CEO and CFO must reimburse us for any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and any profits realized from the sale of our securities during those 12 months.

Stock Ownership Guidelines.  To underscore the importance of strong alignment between the interests of management and shareholders, the board of directors approved stock ownership guidelines for directors and executives, with our CEO having the highest ownership requirement. Director and executive compensation is designed to provide a significant opportunity to tie individual rewards to long-term Company performance. The objective of our stock ownership guidelines is to support this overall philosophy of alignment and to send a positive message to our shareholders, customers, suppliers, and employees of our commitment to shareholder value. Each director and executive officer is expected to maintain minimum share ownership of either: (i) a multiple of base salary or director annual retainer listed below, or (ii) the number of shares listed below:

Title	Multiple of Director Annual Retainer and Executive Base Salary		Number of Shares
	2 Years	4 Years	2 Years	4 Years
Director	3x	6x	15,000	45,000
CEO	2.5x	5x	125,000	250,000
Senior Vice President	0.5x	2x	15,000	75,000
LTIP Participants	—	0.5x	2,500	15,000

Stock ownership that is included toward attainment of the guidelines includes (i) shares held of record or beneficially owned, either directly or indirectly; (ii) shares acquired upon exercise of stock options or SSARs; (iii) vested restricted or deferred shares; (iv) phantom or deferred share units held in a deferred compensation plan; and (v) shares or deferred shares acquired by dividend reinvestment. Directors and executives are expected to attain the specified target ownership levels within both two and four years from the later of the effective date of this policy or becoming a director or an executive, and remain at or above that level until retirement. Annually, the board of directors reviews progress toward achieving these ownership levels. Director and executives who have not attained the specified ownership guidelines will be required to hold 75% of shares acquired upon exercise of stock options and SSARs or vesting of performance or restricted shares until they meet their target ownership level. If ownership guidelines are not met within two and four years, our Compensation Committee has the right to pay an executive’s annual incentives in shares until ownership guidelines are achieved.

Impact of Tax and Accounting Considerations.  In general, the Compensation Committee considers the various tax and accounting implications of the pay mechanisms used to provide pay to our Named Executive Officers, including the accounting cost associated with long-term incentive grants, when determining compensation. Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for pay to the chief executive officer and the three other highest compensated executive officers (other than the chief financial officer) in excess of $1 million in any taxable year. Exceptions are made for certain qualified performance-based pay. It is the Compensation Committee’s objective to maximize the effectiveness of our executive pay plans in this regard. The pay instruments used, including salaries, annual incentives, and equity, are tax deductible to the extent that they are performance-based or less than $1 million for such Named Executive Officer in a given year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and the Proxy Statement for its 2013 Annual Meeting of Shareholders.

The Compensation Committee of the Board of Directors
R. Andrew Cueva, Chairman
Keith M. Kolerus
Robert A. Lauer
John Mutch

RELATIONSHIP WITH COMPENSATION COMMITTEE CONSULTANT

During fiscal year 2012, the Compensation Committee retained Towers Watson as compensation consultant for executive compensation matters. All fees paid to Towers Watson in fiscal year 2012 were for executive compensation consultation. The Compensation Committee did not retain a compensation consultant for fiscal year 2013.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table and related notes provide information regarding fiscal year 2013 compensation for our Named Executive Officers, including our CEO and CFO and the other three most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal year 2013.

Summary Compensation Table for Fiscal Year 2013

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation Earnings ($)(4)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(5)	Total ($)
James H. Dennedy	FY13	400,000	—	379,997	380,309	509,784	—	20,481	1,690,571
President and	FY12	309,928	—	311,640	—	369,045	—	10,780	1,001,393
Chief Executive Officer

Robert R. Ellis	FY13	290,934	—	85,499	85,566	327,718	—	11,186	800,903
Senior Vice President, Chief Operating Officer, Chief	FY12	131,705	—	123,199	81,335	88,591	—	3,520	428,350
Financial Officer and Treasurer

Kyle C. Badger	FY13	250,000	—	62,500	62,548	153,921	—	37,796	566,765
Senior Vice President, General									—
Counsel and Secretary

Paul A. Civils	FY13	260,000	—	84,499	84,566	180,470	—	21,319	630,854
Senior Vice President and	FY12	255,000	—	82,874	82,877	129,082	—	22,656	572,489
General Manager

Larry Steinberg	FY13	201,511	39,550	574,750	95,660	148,972	—	7,646	1,068,089
Senior Vice President, Chief
Technology Officer

(1)	For Mr. Steinberg, salary is from start date through March 31, 2013.

(2)	For Mr. Steinberg, amount consists of hiring bonus.

(3)
Stock Awards include grants of restricted shares and performance shares. Option Awards include SSAR grants. Amounts disclosed do not represent the economic value received by the Named Executive Officers. The value, if any, recognized upon the exercise of a SSAR will depend upon the market price of the shares on the date the SSAR is exercised. The value, if any, recognized for restricted and performance shares will depend upon the market price of the shares upon vesting. In accordance with SEC rules, the values for restricted and performance shares and SSARs are equal to the aggregate grant date fair value for each award computed in accordance with FASB ASC Topic 718. The values for restricted and performance shares are based on the closing price on the grant date. The values for SSARs are based on the Black-Scholes option pricing model. A discussion of the assumptions used in determining these valuations is set forth in Note 14 of the Notes to Consolidated Financial Statements of the Company’s 2013 Annual Report. For Stock Awards, the amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive's annual long-term equity grant and for Mr. Steinberg includes grants of restricted shares as a long-term inducement award upon his hire.

(4)
Amounts represent annual incentive payments received in 2013 and 2012 based on pre-set incentive goals established at the beginning of each fiscal year and tied to the Company’s financial, strategic, and operational goals.

(5)	All other compensation includes the following compensation, calculated based on the aggregate incremental cost to the Company of the benefits noted:

All Other Compensation for Fiscal Year 2013

Name	401(k) Company Match ($)	Executive Life Insurance ($)	Relocation ($)(a)	Severance ($)	Gross-ups ($)	All Other ($)(b)	Total ($)
J. Dennedy	9,139	1,654	7,755	—	—	1,933	20,481
R. Ellis	8,931	754	—	—	—	1,501	11,186
K. Badger	8,891	909	27,149	—	—	847	37,796
P. Civils	6,514	6,295	—	—	—	8,510	21,319
L. Steinberg	5,771	993	—	—	—	882	7,646

(a)
Messrs. Dennedy and Badger received travel and relocation assistance during their transition to the Company's corporate offices, including expenses for travel, temporary housing, car rental, moving, and incidentals. Amount disclosed represents actual cost to the Company, or amount reimbursed to the executive officer, for such expenses.

(b) Includes executive long-term disability coverage for each executive and an auto allowance for Mr. Civils.

Grants of Plan-Based Awards

The following table and related notes summarize grants of equity and non-equity incentive compensation awards to our Named Executive Officers for fiscal year 2013. All equity awards were made under the Company’s 2011 Stock Incentive Plan.

Grants of Plan-Based Awards for Fiscal Year 2013

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards ($)			All Other Stock Awards Number of Shares of Stock (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James H. Dennedy	6/12/12							50,938	78,350	7.46	760,306
	3/20/12	315,000	350,000	525,000

Robert R. Ellis	6/12/12							11,461	17,628	7.46	171,065
	3/20/12	153,900	171,000	256,500
	11/8/12	202,500	225,000	337,500

Kyle C. Badger	6/12/12							8,378	12,886	7.46	125,048
	3/20/12	112,500	125,000	187,500

Paul A. Civils	6/12/12							11,327	17,422	7.46	169,065
	3/20/12	128,700	143,000	214,500

Larry Steinberg (5)	5/9/12							48,794	17,513	8.64	670,410
	5/9/12	108,882	120,980	181,470	—	17,728	17,728

(1)
Amounts shown in the columns under Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent fiscal year 2013 annual threshold, target, and maximum cash-based annual incentives granted under the annual incentive plan. Total threshold, target, and maximum payouts were conditioned on achievement of weighted goals based on revenue, gross profit, adjusted operating income, and achievement of individual MBOs as applicable for each Named Executive Officer. For Mr. Ellis, the non-equity incentive award on November 8, 2012 replaced the award o March 20, 2012, upon his being appointed to the additional office of Chief Operating Officer. Fiscal year 2013 payouts for each Named Executive Officer pursuant to these awards are shown in the Summary Compensation Table above in the column titled Non-Equity Incentive Plan Compensation. Threshold, target, and maximum amounts represent annualized award amounts. Actual payouts for fiscal year 2013 for Mr. Steinberg were pro-rated based on his hire date. Further explanation of potential and actual payouts by component is set forth in the Compensation Discussion and Analysis – Annual Incentives.

(2)
The share amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive's annual long-term equity grant and for Mr. Steinberg includes grants of restricted shares as a long-term inducement award upon his hire.

(3)
The share amounts represent SSARs granted at the fair market value of the shares on the grant date as fiscal year 2013 long-term incentive awards. The SSARs are exercisable in thirds beginning on March 31, 2013. All SSARs have a seven-year term.

(4)
The dollar amount shown for each equity grant represents the grant date fair value of the SSARs and restricted shares, calculated in accordance with FASB ASC Topic 718. The actual value, if any, recognized upon the exercise of a SSAR or vesting of restricted shares will depend upon the market price of the shares on the date the SSAR is exercised or restricted shares vest.

(5)	For Mr. Steinberg, grants were approved on March 29, 2012, effective as of his date of hire on May 9, 2012.

Outstanding Equity Awards

The following table and related notes summarize the outstanding equity awards held by the Named Executive Officers as of March 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

Name (1)	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Date Expiration	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
		Exercisable	Unexercisable (2)
James H. Dennedy	6/12/2012	26,116	52,234 (a)	7.46	6/12/2019	33,959 (e)	337,552

Robert R. Ellis	10/10/2011	10,700	5,350 (b)	8.14	10/10/2018	5,379 (f)	53,467
	6/12/2012	5,876	11,752 (b)	7.46	06/12/2019	7,641 (f)	75,952

Kyle C. Badger	10/31/2011	7,462	3,732 (c)	8.49	10/31/2018	3,556 (g)	35,347
	6/12/2012	4,295	8,591 (c)	7.46	6/12/2019	5,586 (g)	55,525

Paul A. Civils	7/28/2006	8,000		15.85	7/28/2016
	5/21/2007	12,000		22.21	5/21/2017
	5/23/2008	12,000		9.82	5/23/2018
	11/13/2008	40,000		2.51	11/13/2018
	5/22/2009	15,700		6.83	5/22/2016
	6/7/2010	40,000		6.20	6/7/2017
	8/11/2011	11,882	5,941	7.42	8/11/2018	3723	37,007
	6/12/2012	5,807	11,615	7.46	6/12/2019	7,552	75,067

Larry Steinberg	5/9/2012	5,837	11,676 (d)	8.64	5/9/2019	56,167 (h)	558,300

(1)	For Mr. Civils, all unvested SSARs were forfeited upon separation, and unexercised SSARs expired 90 days after separation.

(2)	As of March 31, 2013, the vesting schedule for the time-vested SSARs was as follows:

(a)	26,117 on March 31, 2014 and 2015

(b)	11,226 on March 31, 2014 and 5,876 on March 31, 2015

(c)	8,027 on March 31, 2014 and 4,296 on March 31, 2015

(d)	5,838 on March 31, 2014 and 2015

(3)	As of March 31, 2013, the vesting schedule for the time-vested stock awards was as follows:

(e)	16,979 on March 31, 2014 and 16,980 March 31, 2015

(f)	9,199 on March 31, 2014 and 3,821 on March 31, 2015

(g)	6,349 on March 31, 2014 and 2,793 on March 31, 2015

(h)	10,356 on March 31, 2014, 16,840 on May 9, 2014, 10,356 on March 31, 2015; 887 on May 9, 2015; and 17,728 upon the successful development and sale of our next generation property management system.

(4)	Calculated based on the closing price of the shares on March 28, 2013 of $9.94 per share.

Option Exercises and Stock Vested

The following table and related notes summarize the exercise of stock options and/or SSARs and the vesting of other stock awards by the Named Executive Officers during fiscal year 2013.

Option Exercises and Stock Vested for Fiscal Year 2013

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
James H. Dennedy	—	—	23,979	224,911
Robert R. Ellis	—	—	9,198	91,428
Kyle C. Badger	—	—	6,348	63,099
Paul A. Civils	—	—	7,498	74,350
Larry Steinberg	—	—	10,355	102,929

(1)	Includes partial vesting of time-vested restricted shares granted in 2012 and 2013.

(2)	The value realized on vesting of stock awards is determined by multiplying the number of shares underlying the stock awards by the closing price of the shares on the vesting date of the awards.

Termination and Change of Control

The following table and discussion summarize certain information related to the total potential payments which would have been made to the Named Executive Officers in the event of termination of their employment with the Company, including in the event of a change of control, effective March 31, 2013, the last business day of fiscal year 2013.

Employment Agreements - Fiscal Year 2013 Active Named Executive Officers. The Named Executive Officers are each a party to an employment agreement with the Company. If we terminate any of the Named Executive Officers employment without cause, he will receive his base salary and applicable health benefits for 12 months and his target annual incentive following termination. If the Company changes his position such that his compensation or responsibilities are substantially lessened, or, for Mr. Civils, if he is required to relocate more than 50 miles away, he may terminate his employment within 30 days of the change in position and will receive his severance benefits. If he is terminated for cause or voluntarily terminates his employment for any reason other than a change in position, he is prohibited for a one-year period following termination (the “Noncompetition Period”) from being employed by, owning, operating, controlling, or being connected with any business that competes with the Company. If any of these executives is terminated without cause or terminates his employment due to change in position, we may, in our sole discretion, elect to pay his severance benefits for all or any part of the Noncompetition Period, which payments are in lieu of the severance payments and benefits coverage described above and, so long as we make such payments, he will be bound by the non-competition provisions described above. Each executive's agreement also contains an indefinite non-disclosure provision for the protection of the Company's confidential information and one-year non-solicitation and non-compete provisions. For each of Messrs. Dennedy and Badger, if there is a change of control within two years after April 1, 2012, and October 31, 2011, respectively, (the dates of their employment agreement), and within the same two-year period his employment with the Company or its successor is terminated without cause, then he will be paid severance equal to two years of each of his base salary and target annual incentive.

Termination and Change of Control

Voluntary Termination or Termination for Cause ($)(1)	James Dennedy	Robert Ellis	Kyle Badger	Paul Civils	Larry Steinberg
Base and Incentive	—	—	—	—	—
Accelerated Vesting	—	—	—	—	—
Termination without Cause or by Employee for Change in Position ($)(1)
Base & Incentive	750,000	525,000	375,000	403,000	360,000
Health Insurance (2)	12,955	13,149	12,955	8,714	11,015
Accelerated Vesting	—	—	—	—	—
	_______	_______	_______	_______	_______
Total	762,955	538,149	387,955	411,714	371,015
Change of Control ($)(3)
Base & Incentive	1,500,000	—	750,000	—	—
Health Insurance	—	—	—	—	—
Accelerated Vesting/SSARs (4)	129,540	38,775	26,717	43,777	15,179
Accelerated Vesting/Stock (4)	337,552	129,419	90,871	112,074	558,300
	_______	_______	_______	_______	_______
Total	1,967,092	168,194	867,588	155,851	573,479
Death or Disability ($)(5)
Accelerated Vesting/SSARs (4)	129,540	38,775	26,717	43,777	15,179
Accelerated Vesting/Stock (4)	337,552	129,419	90,871	112,074	558,300
	_______	_______	_______	_______	_______
Total	467,092	168,194	117,588	155,851	573,479

(1)
“Cause” is defined as (i) breach of employment agreement or any other duty to the Company, (ii) dishonesty, fraud, or failure to abide by the published ethical standards, conflicts of interest, or material breach of Company policy, (iii) conviction of a felony crime or crime involving misappropriation of money or other Company property, (iv) misconduct, malfeasance, or insubordination, or (v) gross failure to perform (not including failure to achieve quantitative targets). Mr. Dennedy has 30 days to cure a breach of his employment agreement, any duty to the Company, or a material breach of Company policy. A “change in position” is the substantial lessening of compensation or responsibilities or, for Mr. Civils, the requirement to relocate to a facility more than 50 miles away. After a change in position, the executive has 30 days to notify the Company of his termination of employment. A “voluntary termination” includes death, disability, or legal incompetence.

(2)
Health Insurance consists of health care and dental care benefits. The amount reflects 12 months of benefits for the Named Executive Officers that participate in the Company's plans. These benefits have been calculated based on actual cost to us for fiscal year 2013.

(3)	Messrs. Dennedy and Badger are the only Named Executive Officers with change of control provisions.

(4)
SSARs and restricted shares vest upon a change of control. For SSARs (except as qualified below) the value of accelerated vesting is calculated using the closing price of $9.94 per share on March 28, 2013 less the exercise price per share for the total number of SSARs accelerated. The potential payment from the accelerated SSARs includes only the proceeds from the exercise of SSARs with an exercise price less than $9.94 since there would be no proceeds upon the exercise of “underwater” SSARs. The value of restricted shares upon vesting reflects that same $9.94 closing price. Values represent potential vesting under a hypothetical change of control situation on March 31, 2013.

(5)	All SSARs and restricted shares vest upon death or disability.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

BENEFICIAL OWNERSHIP OF COMMON SHARES

The following table shows the number of common shares beneficially owned as of July 19, 2013 by (i) each current director; (ii) our Named Executive Officers; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to beneficially own more than 5% of our common shares.

Name	Common Shares	Shares Subject to Exercisable Options	Restricted Shares (1)	Total Shares Beneficially Owned (1)	Percent of Class (2)
Directors
R. Andrew Cueva (3)	5,284,648	—	—	5,284,648	24.0
Jerry C. Jones	8,055	—	5,654	13,709	*
Keith M. Kolerus	112,348	22,500	5,654	140,502	*
Robert A. Lauer	69,441	22,500	5,654	97,595	*
Robert G. McCreary, III (4)	48,599	22,500	5,654	76,753	*
John Mutch	43,433	—	5,654	49,087	*
Named Executive Officers
Kyle C. Badger	23,063	11,757	16,411	51,231
Paul A. Civils (4)	11,941	145,389	11,275	168,605	*
James H. Dennedy	146,142	26,116	59,269	231,527	1.0
Robert R. Ellis	39,671	16,576	25,540	81,787	*
Larry Steinberg	10,355	5,837	68,283	84,475	*
All directors and Executive Officers	5,797,696	273,175	209,048	6,279,919
Other Beneficial Owners
MAK Capital One, LLC et al 590 Madison Avenue, 9th Floor New York, New York 10022	7,056,934 (4)				32.0
Dimensional Fund Advisors LP 6300 Bee Cave Road Palisades West, Building One Austin, Texas 78746	1,846,222 (5)				8.3
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, Pennsylvania 19355	1,150,798 (6)				5.2
Black Rock, Inc. 40 East 52nd Street New York, New York 10022	1,222,240 (7)				5.5

(1)
Beneficial ownership of the shares comprises both sole voting and dispositive power, or voting and dispositive power that is shared with a spouse, except for restricted shares for which individual has sole voting power but no dispositive power until such shares vest.

(2)	* indicates beneficial ownership of less than 1% on July 19, 2013.

(3)
Comprised entirely of shares beneficially owned by MAK Capital Fund L.P. and excludes shares beneficially owned by Paloma International L.P. Mr. Cueva may be deemed to share beneficial ownership in shares that MAK Capital Fund L.P. may be deemed to beneficially own; however, Mr. Cueva disclaims beneficial ownership of the shares, except to the extent of his pecuniary interest in MAK Capital Fund L.P.’s interest in such shares. The inclusion in this table of the shares beneficially owned by MAK Capital Fund L.P. shall not be deemed an admission by Mr. Cueva of beneficial ownership of all of the reported shares.

(4)	For Mr. Civils, amounts are as of July 1, 2013.

(5)
As reported on a Schedule 13D/A dated May 31, 2011. MAK Capital One LLC has shared voting and dispositive power with respect to all of the shares. MAK Capital One LLC serves as the investment manager of MAK Capital Fund LP (“MAK Fund”). MAK GP LLC is the general partner of MAK Fund. Michael A. Kaufman, managing member and controlling person of MAK GP LLC and MAK Capital One LLC, has shared voting and dispositive power with respect to all of the shares. MAK Fund and R. Andrew Cueva have shared voting and dispositive power with respect to 5,284,648 shares. Paloma International L.P. (“Paloma”), through its subsidiary Sunrise Partners Limited Partnership, and S. Donald Sussman, controlling person of Paloma, have shared voting and dispositive power with respect to 1,772,286 shares. The principal business address of MAK Capital One LLC, MAK GP LLC and Messrs. Kaufman and Cueva is 590 Madison Avenue, 9th Floor, New York, New York 10022. The principal address of MAK Fund is c/o Dundee Leeds Management Services Ltd., 129 Front Street, Hamilton, HM 12, Bermuda. The principal address of Paloma and Sunrise Partners Limited Partnership is Two America Lane, Greenwich, Connecticut 06836-2571. The principal business address for Mr. Sussman is 6100 Red Hook Quarters, Suites C1-C6, St. Thomas, US Virgin Islands 00802-1348.

On May 31, 2011, MAK Fund, Paloma and Computershare Trust Company, N.A. (the “Trustee”) entered into an Amended and Restated Voting Trust Agreement (the “Revised Voting Trust Agreement”) to clarify the effect on the voting trust created by the Voting Trust Agreement dated as of December 31, 2009, were the reporting persons (named above) to beneficially own one-third or more of the Company’s outstanding voting securities as a result of a decrease in the total number of voting securities outstanding.  In such event, regardless of the reporting persons’ economic interest in the Company, its voting power will be effectively limited to no more than 23% or 27% of the voting securities in the event of a shareholder vote on (i) a merger, consolidation, conversion, sale or disposition of stock or assets or other business combination which requires approval of two-thirds of the Company’s voting power (a “Strategic Transaction”) or (ii) a transaction other than a Strategic Transaction which requires approval of two-thirds of the Company’s voting power (an “Other Transaction”), respectively. In connection with a Strategic Transaction or Other Transaction, the reporting persons would continue to possess the total voting power only over a number of voting securities that would equal the total voting power it would possess were it to hold only one-third of the voting securities. The Revised Voting Trust Agreement will become effective if and when the number of shares owned by the reporting persons equals or exceeds one-third of the voting securities then outstanding as a result of a decrease in the total number of voting securities outstanding.  Until such time, the Voting Trust Agreement will remain in full force and effect.
The Voting Trust Agreement provides that, for transactions requiring at least two-thirds of the voting power to approve, Trustee will vote shares as follows: (i) for a Strategic Transaction, vote shares that exceed 20% of the outstanding shares in favor of, against, or abstaining from voting in the same proportion as all other shares voted by shareholders (including reporting persons’ shares that do not exceed the 20% threshold); and (ii) for Other Transactions, vote shares that exceed 25% of the outstanding shares in favor of, against, or abstaining from voting in the same proportion as all other shares voted by shareholders (including reporting persons’ shares that do not exceed the 25% threshold). The Voting Trust Agreement terminates (i) if the vote necessary to approve all forms of transactions is lowered to the affirmative vote of holders of shares entitling them to exercise at least a majority of the voting power on the proposal to approve such transactions (from two-thirds); (ii) if MAK Fund and Paloma are no longer members of a “group” for purposes of Section 13(d) of the Securities Exchange Act, then the Voting Trust Agreement terminates with respect to any of MAK Fund and Paloma that beneficially owns not more than 20% of the outstanding shares; (iii) on February 18, 2020, or February 18, 2025 if MAK Fund continues to hold 20% of the outstanding shares; or (v) if another person or entity holds greater than 20% of the outstanding shares that are not subject to a similar voting agreement.

(6)	As reported on a Schedule 13G/A dated February 8, 2013. Dimensional Fund Advisors LP has sole voting power with respect to 1,819,350 shares and sole dispositive power with respect to 1,846,222 shares.

(7)
As reported on a Schedule 13G/A dated February 20, 2013. The Vanguard Group, Inc. has sole voting and shared dispositive power with respect to 31,558 shares and sole dispositive power with respect to 1,119,240 shares.

(8)	As reported on a Schedule 13G/A dated February 4, 2013. BlackRock, Inc. has sole voting and dispositive power with respect to all of the shares.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of March 31, 2013.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (2000 Stock Option Plan for Outside Directors and 2000, 2006, and 2011 Stock Incentive Plans)	1,432,619	$10.92	3,004,302

Equity compensation plans not approved by shareholders	—	—	—

Total	1,432,619	$10.92	3,004,302

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

All related person transactions with the Company require the prior approval of or ratification by our Audit Committee. The board of directors adopted Related Person Transaction Procedures to formalize the procedures by which our Audit Committee reviews and approves or ratifies related person transactions. The procedures set forth the scope of transactions covered, the process for reporting such transactions, and the review process. Covered transactions include any transaction, arrangement, or relationship with the Company in which any director, executive officer, or other related person has a direct or indirect material interest, except for business travel and expense payments, share ownership, and executive compensation approved by the board of directors. Transactions are reportable to the Company’s General Counsel, who will oversee the initial review of the reported transaction and notify the Audit Committee of transactions within the scope of the procedures, and the Audit Committee will determine whether to approve or ratify the transaction. Through our Nominating Committee, we make a formal yearly inquiry of all of our executive officers and directors for purposes of disclosure of related person transactions, and any such newly revealed related person transactions are conveyed to the Audit Committee. All officers and directors are charged with updating this information with our internal legal counsel.

DIRECTOR INDEPENDENCE

NASDAQ listing standards provide that at least a majority of the members of the board of directors must be independent, meaning free of any material relationship with the Company, other than his relationship as a director. The Guidelines state that the board of directors should consist of a substantial majority of independent directors. A director is not independent if he fails to satisfy the standards for director independence under NASDAQ listing standards, the rules of the SEC, and any other applicable laws, rules, and regulations. During the board of directors’ annual review of director independence, the board of directors considers transactions, relationships, and arrangements, if any, between each director or a director’s immediate family members and the Company or its management. In June 2013, the board of directors performed its annual director independence review and as a result of such review determined that each of R. Andrew Cueva, Jerry Jones, Keith M. Kolerus, Robert A. Lauer, Robert G. McCreary, III, and John Mutch qualify as independent directors. Mr. Dennedy is not independent because of his service as President and CEO.

Item 14. Principal Accountant Fees and Services.

The Audit Committee reviewed the fees of Ernst & Young LLP (“E&Y”), our Independent Accountant for first two quarters of fiscal year 2012, and of PricewaterhouseCoopers LLP ("PwC"), our Independent Accountant for fiscal year 2013 and the third quarter and year-end of fiscal year 2012. Fees for services rendered by E&Y and PwC for fiscal years 2013 and 2012 were:

Fiscal Year	Audit Fees ($)	Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)
2013	633,400	103,000	—	—
2012	1,166,869	151,530	46,239	—

“Audit Fees” consist of fees billed for professional services provided for the annual audit of our financial statements, annual audit of internal control over financial reporting, review of the interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” generally include fees for employee benefits plan audits, business acquisitions, and accounting consultations. “Tax Fees” include tax compliance and tax advice services. “All Other Fees” generally relate to services provided in connection with non-audit acquisition activities.

The Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) to ensure compliance with SEC and other rules and regulations relating to auditor independence, with the goal of safeguarding the continued independence of our independent registered public accounting firm (“Independent Accountant”). The Policy sets forth the procedures and conditions pursuant to which audit, review, and attest services and non-audit services to be provided to the Company by the our Independent Accountant may be pre-approved. The Audit Committee is required to pre-approve the audit and non-audit services performed by our Independent Accountant to assure that the provision of such services does not impair independence. Unless a type of service to be provided has received pre-approval as set forth in the Policy, it will require separate pre-approval by the Audit Committee before commencement of the engagement. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require separate pre-approval by the Audit Committee. All audit, non-audit, and tax services were pre-approved by the Audit Committee during fiscal years 2013 and 2012.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm*
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm*
Consolidated Balance Sheets as of March 31, 2013 and 2012*
Consolidated Statements of Operations for the years ended March 31, 2013, 2012, and 2011*
Consolidated Statements of Comprehensive Loss for the years ended March 31, 2013, 2012, and 2011*
Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011*
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2013, 2012, and 2011*
Notes to Consolidated Financial Statements*
(a)(2) Financial statement schedule. The following financial statement schedule is included herein and is incorporated by reference in Part II, Item 8 of this Annual Report:
Schedule II - Valuation and Qualifying Accounts*
All other schedules have been omitted since they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits. Exhibits included herein and those incorporated by reference are listed in the Exhibit Index of this Annual Report.
__________
* Previously filed with the Annual Report on Form 10-K filed with the SEC on June 24, 2013, which is being amended hereby.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on July 29, 2013.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 29, 2013.

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

**21	Subsidiaries of the Registrant.
**23.1	Consent of Independent Registered Public Accounting Firm.
**23.2	Consent of Independent Registered Public Accounting Firm.
**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
***31.3	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
***31.4	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99(a)
Certificate of Insurance Policy, effective November 1, 1997, between Chubb Group of Insurance Companies and Pioneer-Standard Electronics, Inc., which is incorporated herein by reference to Exhibit 99(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 000-05734).

*	Denotes a management contract or compensatory plan or arrangement.
**	Previously filed with the Annual Report on Form 10-K filed with the SEC on June 14, 2013, which is being amended hereby.
***	Filed herewith
+	Previously furnished with the Annual Report on Form 10-K filed with the SEC on June 14, 2013, which is being amended hereby.