Form 10-Q
period 2013-06-30
AGILYSYS INC
filed 2013-08-02
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of Common Shares of the registrant outstanding as of July 31, 2013 was 22,412,731.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	June 30, 2013	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$70,611	$82,931
Accounts receivable, net of allowances of $771 and $786, respectively	18,757	17,892
Inventories	1,462	1,080
Prepaid expenses	3,228	3,167
Other current assets	420	671
Assets of discontinued operations, current	28,672	40,020
Total current assets	123,150	145,761
Property and equipment, net	14,394	13,855
Goodwill	17,507	14,128
Intangible assets, net	11,598	11,283
Software development costs, net	8,520	5,596
Other non-current assets	4,217	4,179
Assets of discontinued operation, non-current	2,156	2,162
Total assets	$181,542	$196,964
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,804	$10,427
Deferred revenue	19,319	20,461
Accrued liabilities	10,618	12,938
Capital lease obligations, current	73	58
Liabilities of discontinued operation, current	16,454	29,756
Total current liabilities	56,268	73,640
Deferred income taxes, non-current	3,900	4,002
Capital lease obligations, non-current	15	28
Other non-current liabilities	5,531	4,640
Liabilities of discontinued operations, non-current	769	798
Commitments and contingencies (see Note 9)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,404,581 and 22,145,915 shares outstanding at June 30, 2013 and March 31, 2013, respectively	9,482	9,482
Treasury shares, 9,202,250 and 9,460,916 at June 30, 2013 and March 31, 2013, respectively	(2,760)	(2,838)
Capital in excess of stated value	(14,509)	(14,267)
Retained earnings	123,894	122,578
Accumulated other comprehensive loss	(1,048)	(1,099)
Total shareholders' equity	115,059	113,856
Total liabilities and shareholders' equity	$181,542	$196,964

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except per share data)	2013	2012
Net revenue:
Products	$7,820	$6,778
Support, maintenance and subscription services	13,175	12,169
Professional services	3,505	3,442
Total net revenue	24,500	22,389
Cost of goods sold:
Products	3,787	3,581
Support, maintenance and subscription services	2,307	2,624
Professional services	2,267	2,291
Total net cost of goods sold	8,361	8,496
Gross profit	16,139	13,893
	65.9%	62.1%
Operating expenses:
Product development	6,476	4,420
Sales and marketing	3,248	4,201
General and administrative	4,809	5,279
Depreciation of fixed assets	488	585
Amortization of intangibles	794	855
Asset impairments and related charges	—	208
Restructuring, severance and other charges	55	1,125
Operating income (loss)	269	(2,780)
Other (income) expenses:
Interest income	(13)	(4)
Interest expense	61	264
Other (income) expenses, net	(35)	144
Income (loss) before income taxes	256	(3,184)
Income tax benefit	(105)	(529)
Income (loss) from continuing operations	361	(2,655)
Income from discontinued operations, net of taxes	955	862
Net income (loss)	$1,316	$(1,793)

Weighted average shares outstanding - basic	22,022	21,836
Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.02	$(0.12)
Income from discontinued operations	0.04	0.04
Net income (loss) per share	$0.06	$(0.08)

Weighted average shares outstanding - diluted	22,292	21,836
Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.02	$(0.12)
Income from discontinued operations	0.04	0.04
Net income (loss) per share	$0.06	$(0.08)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2013	2012
Net income (loss)	$1,316	$(1,793)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	51	(87)
Unrealized loss on sale of securities	—	(4)
Total comprehensive income (loss)	$1,367	$(1,884)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	June 30,
	2013	2012
Operating activities
Net income	$1,316	$(1,793)
Less: Income from discontinued operations	955	862
Loss from continuing operations	361	(2,655)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	55	1,125
Payments for restructuring, severance and other charges	(354)	(3,549)
Payments for legal settlements	(87)	—
Asset impairments and related charges	—	208
Depreciation	488	585
Amortization	734	1,104
Share-based compensation	367	152
Changes in operating assets and liabilities:
Accounts receivable	(583)	430
Inventories	(302)	227
Prepaid expense	(62)	(83)
Accounts payable	(1,064)	(366)
Deferred revenue	(1,681)	(3,929)
Accrued liabilities	(3,444)	(7,846)
Income taxes payable	(122)	68
Other changes, net	15	(299)
Net cash used in operating activities from continuing operations	(5,679)	(14,828)
Net cash used in operating activities from discontinued operations	(785)	(4,979)
Net cash used in operating activities	(6,464)	(19,807)
Investing activities
Cash paid for acquisition, net	(1,750)	—
Capital expenditures	(1,396)	(532)
Capitalized software development costs	(1,868)	(814)
Proceeds from sale of marketable securities	—	4,347
Additional investments in corporate-owned life insurance policies	—	(4)
Net cash (used in) provided by investing activities from continuing operations	(5,014)	2,997
Net cash (used in) provided by investing activities from discontinued operations	(117)	(180)
Net cash (used in) provided by investing activities	(5,131)	2,817
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(571)	(40)
Exercise of employee stock options	—	67
Principal payments under long-term obligations	(23)	(107)
Net cash used in financing activities from continuing operations	(594)	(80)
Net cash used in financing activities from discontinued operations	(80)	(91)
Net cash used in financing activities	(674)	(171)
Effect of exchange rate changes on cash	(51)	(90)
Cash flows used in continuing operations	(11,338)	(12,001)
Cash flows used in discontinued operations	(982)	(5,250)
Net decrease in cash and cash equivalents	(12,320)	(17,251)
Cash and cash equivalents at beginning of period	82,931	97,587
Cash and cash equivalents at end of period	$70,611	$80,336
See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. The company specializes in market-leading point-of-sale, property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves casinos, resorts, hotels, foodservice venues, stadiums and cruise lines. Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, EMEA headquarters in Cheshire, UK, and APAC offices in Singapore and Hong Kong.

Following the divestiture of the Technology Solutions Group in August 2011 and the Retail Solutions Group (RSG) in July 2013, Agilysys will operate as one operating segment and as a pure play software-driven solutions provider to the hospitality industry. The sale of RSG represented a disposal of a component of an entity. As such, the operating results of RSG have been reported as a component of discontinued operations in the Condensed Consolidated Financial Statements for the periods presented (see Note 4).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2013 refers to the fiscal year ending March 31, 2013.

Our unaudited interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to the Quarterly Report on Form 10-Q (Quarterly Report) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10-01 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The Condensed Consolidated Balance Sheet as of June 30, 2013, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2013 and 2012, and the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2013 and 2012, have been prepared without audit. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission (SEC) on June 14, 2013.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2013, included in our Annual Report on Form 10-K. Except as described below, there have been no material changes to our significant accounting policies and estimates from those disclosed therein.

Changes to Prior Period Presentation.  In the first quarter of fiscal 2014, as a result of increased visibility into our services organization, certain costs previously classified in product development expenses, were recorded in cost of goods sold to more properly reflect the nature of these expenses. The portion of these expenses that was erroneously recorded in previous periods was immaterial to the overall financial statements. Prior period presentation has been modified to conform to the current presentation.

Adopted and Recently Issued Accounting Pronouncements.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Intangibles-Goodwill and Other-Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. We adopted this guidance as of April 1, 2013, and it did not have a material impact on our consolidated financial statements or related disclosures.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in ASC 220 Comprehensive Income. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. We adopted this guidance as of April 1, 2013, and it did not have a material impact on our consolidated financial statements or related disclosures.

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Acquisitions
On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid, subject to a post closing working capital adjustment, and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over a six year period. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provision of ASC 805, Business Combinations. The operations of the purchased business have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed from the acquisition:

(In thousands)
Current assets	$361
Property and equipment	126
Goodwill	3,372
Developed technology	605
Total assets acquired	4,464
Total liabilities assumed (all current)	914
Net assets acquired	$3,550
The goodwill of approximately $3.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Agilysys and TMC. The goodwill from this acquisition is deductible for tax purposes over a period of 15 years.
The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized.

		Weighted-average
	Purchased assets	useful life

Developed technology	$605	5 years

4. Discontinued Operations

Sale of Assets of RSG - Fiscal 2014

On July 1, 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $34.5 million in cash, subject to a possible adjustment based on final working capital. Upon the close of the transaction, subsequent to June 30, 2013, the aggregate purchase price was reduced by fees of approximately $1.5 million for transaction related costs, resulting in net proceeds received of approximately $33.0 million. In addition to the purchase agreement, we entered into a transition services agreement (TSA) with Kyrus, under which we provide certain transitional administrative and supportive services to Kyrus through December 31, 2013 with the possibility of a one month extension.

Components of Results of Discontinued Operations

For the three months ended June 30, 2013 and 2012, the income from discontinued operations was comprised of the following:

	Three months ended June 30,
(In thousands)	2013	2012
Discontinued operations:
Net revenue	$24,315	$29,513

Income from operations of RSG	895	1,344
Income tax (benefit) expense	(60)	482
Income from discontinued operations	$955	$862

5. Restructuring Charges
We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2014 Restructuring Activity

In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. These restructuring activities are expected to be completed in fiscal 2014. We recorded less than $0.1 million in restructuring charges during the first three months of fiscal 2014, comprised of severance and other employee related benefits. We expect to incur less than $1.0 million in additional restructuring charges during the remainder of fiscal 2014 for severance and related employee benefits.

Fiscal 2012 Restructuring Activity

In fiscal 2012, we took steps to realign services and costs, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia. Since 2012, as previously disclosed, we have recorded $12.1 million in restructuring charges related to the fiscal 2012 restructuring activity. As of June 30, 2013, we had a remaining liability of approximately $0.1 million recorded for fiscal 2012 restructuring activity. We expect to incur minimal additional restructuring charges in fiscal 2014 for severance and related benefits

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of June 30, 2013, we had a remaining liability of approximately $0.2 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges in fiscal 2014 for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			June 30,
(In thousands)	2013	Provision	Payments	2013
Fiscal 2014 Restructuring Plan:
Severance and employment costs	$—	$44	$—	$44
Fiscal 2012 Restructuring Plan:
Severance and employment costs	348	7	(279)	76
Fiscal 2009 Restructuring Plan:
Facilities costs	236	4	(75)	165
Total restructuring costs	$584	$55	$(354)	$285

All of the remaining severance and employment costs and facilities costs will be paid in fiscal 2014.

6. Intangible Assets

The following table summarizes our intangible assets:

	June 30, 2013			March 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(9,404)	$1,371	$10,775	$(9,179)	$1,596
Non-competition agreements	2,700	(2,278)	422	2,700	(2,213)	487
Developed technology	20,153	(10,055)	10,098	19,548	(10,055)	9,493
Patented technology	80	(80)	—	80	(80)	—
Accumulated impairment	(9,493)	—	(9,493)	(9,493)	—	(9,493)
	24,215	(21,817)	2,398	23,610	(21,527)	2,083
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(21,817)	$11,598	$32,810	$(21,527)	$11,283

Amortization expense relating to intangible assets was $0.3 million for the three months ended June 30, 2013, and 2012. Amortization expense relating to developed technology software intangible assets for the three months June 30, 2012, including Guest 360™, was $0.2 million, and is included in Products cost of goods sold.

The following table summarizes our remaining estimated amortization expense relating to intangible assets. Included in these amounts is $0.6 million related to acquired developed technology.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2014	$961
2015	1,043
2016	121
2017	121
2018	121
2019	31
Total	$2,398

7. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2013	March 31, 2013
Other non-current assets:
Corporate owned life insurance policies	$3,703	$3,673
Other	514	506
Total	$4,217	$4,179
Accrued liabilities:
Salaries, wages, and related benefits	$3,946	$6,916
Other taxes payable	972	1,035
Accrued legal settlements	1,577	1,664
Restructuring liabilities	285	584
Professional fees	1,025	701
Income taxes payable	1,366	631
Deferred rent - current	394	362
Other	1,053	1,045
Total	$10,618	$12,938
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$1,611	$2,469
Deferred rent - non-current	1,883	1,975
Contingent consideration	1,620	—
Other	417	196
Total	$5,531	$4,640

8. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months months ended June 30, 2013 and 2012:

	Three months ended
	June 30,
(Dollars in thousands)	2013	2012
Income tax benefit	$(105)	$(529)
Effective tax rate	41%	16.6%

For the three months ended June 30, 2013, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

For the three months ended June 30, 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2014 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

9. Commitments and Contingencies

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

On February 28, 2013 we participated in a mediation that resulted in a tentative agreement to resolve the wage and hour putative class action lawsuit filed against the company on July 9, 2012, in the United States District Court for the Northern District of California.  A motion for preliminary approval of a proposed settlement in the amount of $1.5 million was filed with the court on June 6, 2013.  This amount was accrued at March 31, 2013 and recorded within "Accrued liabilities" on our Consolidated Balance Sheets.

10. Earnings (Loss) per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended
	June 30,
(In thousands, except per share data)	2013	2012
Numerator:
Income (loss) from continuing operations - basic and diluted	361	(2,655)
Income from discontinued operations - basic and diluted	955	862
Net income (loss) - basic and diluted	$1,316	$(1,793)

Denominator:
Weighted average shares outstanding - basic	22,022	21,836
Effect of dilutive securities:
Stock options and SSARs	206	—
Unvested restricted shares	64	—
Weighted average shares outstanding - diluted	22,292	21,836

Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.02	$(0.12)
Income from discontinued operations	0.04	0.04
Net income (loss) per share	$0.06	$(0.08)

Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.02	$(0.12)
Income from discontinued operations	$0.04	$0.04
Net income (loss) per share	$0.06	$(0.08)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	721	1,729

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 315,411 and 233,357 of restricted shares and performance shares at June 30, 2013 and 2012, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs") and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for the three months ended June 30, 2012, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

11. Share-based Compensation

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations for the three ended June 30, 2013 and 2012:

	Three months ended
	June 30,
(In thousands)	2013	2012
Product development	$142	$53
Sales and marketing	15	6
General and administrative	210	93
Total share-based compensation expense	$367	$152

Stock Options
The following table summarizes the activity during the three months June 30, 2013 for stock options awarded under the 2006 Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2013	749,500	$14.25
Granted	—	—
Exercised	(40,000)	8.86
Cancelled/expired	—	—
Outstanding and exercisable at June 30, 2013	709,500	$14.55	2.3	$401

A total of 12,393 shares, net of 27,607 shares withheld to cover the applicable exercise price of the award, were issued from treasury shares to settle stock options exercised during the first three months of fiscal 2014.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (SSARs) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the three months ended June 30, 2013 for SSARs awarded under the 2011 and the 2006 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2013	683,119	$6.27
Granted	116,405	12.38
Exercised	(216,061)	6.69
Forfeited	—	—
Outstanding at June 30, 2013	583,463	$8.50	6.3	$1,754
Exercisable at June 30, 2013	214,697	$7.70	5.2	$784

As of June 30, 2013, total unrecognized stock based compensation expense related to non-vested SSARs was $1.5 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

A total of 70,629 shares, net of 47,821 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the three months ended June 30, 2013. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2013 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	122,039	$7.99
Granted	175,644	12.38
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2013	297,683	$10.60

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2013, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.6 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The following table summarizes the activity during the three months ended June 30, 2013 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	17,728	$8.64
Granted	—	—
Outstanding at June 30, 2013	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of June 30, 2013, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.9 years.

12. Fair Value Measurements

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

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2013.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,703	$—	$—	$3,703
Liabilities:
Contingent consideration — current	180	—	—	180
Contingent consideration — non-current	1,620	—	—	1,620

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	3,673	—	—	3,673

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

The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved.

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2013	2012
Corporate-owned life insurance:
Balance on April 1	$3,673	$3,458
Unrealized gain relating to instruments held at reporting date	30	107
Purchases, sales, issuances and settlements, net	—	108
Balance on June 30	$3,703	$3,673

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$17,507	$—	$—	$17,507
Intangible assets	11,598	—	—	11,598
Liabilities:
Restructuring liabilities — current	$285	$—	$—	$285
Other employee benefit plan obligations — non-current	196	—	—	196

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$14,128	$—	$—	$14,128
Intangible assets	11,283	—	—	11,283
Liabilities:
Restructuring liabilities — current	584	—	—	584
Other employee benefit plans obligations — non-current	196	—	—	196

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

The inputs used to value the our goodwill, intangible assets, capitalized software development, and restructuring liabilities are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following tables present a summary of changes in the fair value of the Level 3 assets and liabilities:

	Level 3 assets and liabilities
	Three months ended June 30, 2013
(In thousands)	Goodwill	Intangible assets	Contingent consideration	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2013	$14,128	$11,283	$—	$196	$584
Foreign currency translation adjustments	7	—	—	—	—
Amortization	—	(290)	—	—	—
Provisions	—	—	—	—	55
Purchases	3,372	605	—	—	—
Activity, payments and other charges (net)	—	—	1,800	—	(354)
Balance at June 30, 2013	$17,507	$11,598	1,800	$196	$285

	Level 3 assets and liabilities
	Three months ended June 30, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$12,444	$3,323	$196	$6,047
Foreign currency translation adjustments	(89)	—	—	—	—
Amortization	—	(290)	—	—	—
Provisions	—	—	—	—	1,125
Activity, payments and other charges (net)	—	—	(3,323)	—	(3,549)
Balance at June 30, 2012	$15,109	$12,154	$—	$196	$3,623

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission (SEC). This discussion should read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2013. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 29 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2013 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. The company specializes in market-leading point-of-sale, property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves casinos, resorts, hotels, foodservice venues, stadiums and cruise lines. Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, EMEA headquarters in Cheshire, UK, and APAC offices in Singapore and Hong Kong.

Following the divestiture of the Retail Solutions Group (RSG) in July 2013, Agilysys operates as one operating segment and as a pure play software-driven solutions provider to the hospitality industry. Our top priority is increasing shareholder value by improving operating and financial performance and profitability growing the business through superior products and services. To that end, we expect to invest a certain portion of our cash on hand to develop and market new software products, to fund enhancements to existing software products, to expand our customer breadth, both geographically and vertically, and to make select accretive acquisitions that can compliment or integrate with existing products.

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

Matters Affecting Comparability

On July 1, 2013, we completed the sale of RSG to Kyrus Solutions, Inc., an affiliate of Clearlake Capital Group, L.P. For financial reporting purposes, RSG’s operating results for fiscal 2013 through the completion of the sale were classified within discontinued operations. Accordingly, the discussion and analysis presented below, reflects the continuing business of Agilysys.

Results of Operations

First Fiscal Quarter 2014 Compared to First Fiscal Quarter 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the three months ended June 30, 2013 and 2012:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$7,820	$6,778	$1,042	15.4%
Support, maintenance and subscription services	13,175	12,169	1,006	8.3%
Professional services	3,505	3,442	63	1.8%
Total net revenue	24,500	22,389	2,111	9.4%
Cost of goods sold:
Products	3,787	3,581	206	5.8%
Support, maintenance and subscription services	2,307	2,624	(317)	(12.1)%
Professional services	2,267	2,291	(24)	(1.0)%
Total net cost of goods sold	8,361	8,496	(135)	(1.6)%
Gross profit	16,139	13,893	2,246	16.2%
Gross profit margin	65.9%	62.1%
Operating expenses:
Product development	6,476	4,420	2,056	46.5%
Sales and marketing	3,248	4,201	(953)	(22.7)%
General and administrative	4,809	5,279	(470)	(8.9)%
Depreciation of fixed assets	488	585	(97)	(16.6)%
Amortization of intangibles	794	855	(61)	(7.1)%
Asset impairments and related charges	—	208	(208)	nm
Restructuring, severance and other charges	55	1,125	(1,070)	(95.1)%
Operating income (loss)	$269	$(2,780)	$3,049	(109.7)%
Operating income (loss) percentage	1.1%	(12.4)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for continuing operations for the periods presented:

	Three months ended
	June 30,
	2013	2012
Net revenue:
Products	31.9%	30.3%
Support, maintenance and subscription services	53.8	54.4
Professional services	14.3	15.4
Total	100.0	100.0
Cost of goods sold:
Products	15.5	16.0
Support, maintenance and subscription services	9.4	11.7
Professional services	9.3	10.2
Total	34.1	37.9
Gross profit	65.9	62.1
Operating expenses:
Product development	26.4	19.7
Sales and marketing	13.3	18.8
General and administrative	19.6	23.6
Depreciation of fixed assets	2.0	2.6
Amortization of intangibles	3.2	3.8
Asset impairments and related charges	—	0.9
Restructuring, severance and other charges	0.2	5.0
Operating income (loss)	1.1%	(12.4)%

Net revenue.  Total net revenue increased $2.1 million, or 9.4%, during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Products revenue increased $1.0 million, or 15.4%, primarily as a result of continued growth in our proprietary software licenses and associated remarketed product sales. Support and maintenance and subscription services revenue increased $1.0 million, or 8.3%, as a result of continued focus on selling subscription based services revenue, and ongoing support from our growing proprietary product sales. Professional services revenue increased slightly, with revenue from implementation services increasing consistent with growth in our proprietary software licenses offset by slightly lower customer development revenue during the current year quarter.

Gross profit and gross profit margin.  Our total gross profit increased $2.2 million, or 16.2%, for first quarter of fiscal 2014 and total gross profit margin increased 380 basis points to 65.9%. Products gross profit increased $0.8 million and gross profit margin increased 440 basis points to 51.6% mainly as a result of certain developed technology amortization reaching its useful life during the fourth quarter of fiscal 2013. Support, maintenance and subscription services gross profit increased $1.3 million and gross margin increased 410 basis points to 82.5% as less labor resources were needed for maintenance of our products. Professional services gross margin increased less than $0.1 million and gross profit margin increased 190 basis points to 35.3% as a result of efficient management of project labor within implementation services.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, increased $0.5 million, or 3.1%, in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.

Product development.  Product development includes all costs associated with research and development. Product development increased $2.1 million, or 46.5% in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. This increase is driven by the continued investment in internal and third party resources to enhance the existing products as well as the early stage development of our future platforms.

Sales and marketing.  Sales and marketing decreased $1.0 million, or 22.7%, in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. The decrease is due to incremental incentive compensation expense incurred in the first quarter of fiscal 2013 to finalize fiscal 2012 compensation plans. In addition, expenses were lower due to the timing of one of our largest trade shows not occurring in the same quarter as fiscal 2013.

General and administrative.  General and administrative decreased $0.5 million, or 8.9%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. This is a result of initiatives implemented with the sale of RSG, which resulted in lower employee related costs and certain efficiencies in back-office processes.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $0.1 million.

Amortization of intangibles.  Amortization of intangibles decreased $0.1 million in the first quarter of fiscal 2014. This decrease is due to certain internal use software reaching their useful lives during fiscal 2013.

Restructuring, severance and other charges. In the first quarter of fiscal 2014, following the sale of RSG, we recorded restructuring charges for severance and related benefits in order to better align corporate functions with our HSG operating unit and to reduce costs of approximately $0.1 million. In the first quarter of fiscal 2013, we recorded additional expense of $1.1 million for severance and related benefits for the fiscal 2012 restructuring activity. We expect to incur less than $1.0 million in additional restructuring charges during the remainder of fiscal 2014 for severance and related employee benefits. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses:
Interest income	$(13)	$(4)	$9	225.0%
Interest expense	61	264	203	76.9%
Other (income) expenses, net	(35)	144	179	124.3%
Total other (income) expenses, net	$13	$404	$391	96.8%

Interest income.  Interest income increased during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to expiration and non-renewal of certain capital leases.

Other (income) expenses, net.  Other (income) expenses increased $0.2 million in the first quarter of fiscal 2014. This is primarily due to losses recognized as a result of movements in foreign currencies relative to the U.S. dollar in the first quarter of fiscal 2013.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax benefit	$(105)	$(529)	$(424)	nm
Effective tax rate	41%	16.6%

nm - not meaningful.

For the first quarter of fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

For the first quarter of fiscal 2013, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.7million of tax and zero to $0.3 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2014 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be negatively affected in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Acquisitions

On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid, subject to a post closing working capital adjustment, and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over a six year period. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provision of ASC 805, Business Combinations. The operations of the purchased business have been included in our Condensed Consolidated Financial Statements from the date of acquisition.
The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed from the acquisition:

(In thousands)
Current assets	$361
Property and equipment	126
Goodwill	3,372
Developed technology	605
Total assets acquired	4,464
Total liabilities assumed (all current)	914
Net assets acquired	$3,550
The goodwill of approximately $3.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Agilysys and TMC. The goodwill from this acquisition is deductible for tax purposes over a period of 15 years.
The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized.

		Weighted-average
	Purchased assets	useful life

Developed technology	$605	5 years

Discontinued Operations

Sale of Assets of RSG - Fiscal 2014

On July 1, 2013, we completed the sale of our RSG business to, Kyrus, an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $34.5 million in cash, subject to a possible adjustment based on final working capital. Upon the close of the transaction, subsequent to June 30, 2013, the aggregate purchase price was reduced by fees of approximately $1.5 million for transaction related costs, resulting in net proceeds received of approximately $33.0 million. In addition to the purchase agreement, we entered into a transition services agreement (TSA) with Kyrus, under which we provide certain transitional administrative and supportive services to Kyrus through December 31, 2013 with the possibility of a one month extension.

For the three months ended June 30, 2013 and 2012 the income from discontinued operations was comprised of the following:

	Three months ended June 30,
(In thousands)	2013	2012
Discontinued operations:
Net revenue	$24,315	$29,513

Income from operations of RSG	895	$1,344
Income tax (benefit) expense	(60)	482
Income from discontinued operations	$955	$862

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2013. We believe that cash flow from operating activities, cash on hand of $70.6 million as of June 30, 2013 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of June 30, 2013 and March 31, 2013, our total debt was approximately $0.1 million, comprised of capital lease obligations in both periods.

At June 30, 2013, 100% of our cash and cash equivalents were deposited in bank accounts of which 89.9% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2013	2012
Net cash (used in) provided by continuing operations:
Operating activities	$(5,679)	$(14,828)
Investing activities	(5,014)	2,997
Financing activities	(594)	(80)
Effect of exchange rate changes on cash	(51)	(90)
Cash flows used in continuing operations	(11,338)	(12,001)
Operating cash flows used in discontinued operations	(982)	(5,250)
Net decrease in cash and cash equivalents	$(12,320)	$(17,251)

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $5.7 million in the first three months of fiscal 2014. The use of cash included $2.0 million annual bonus payments, $1.9 million for working capital movements related to the timing of receipts from customers and payments to vendors, $1.7 million from deferred revenue for services performed during the period and $0.4 million in restructuring payments.

The $14.8 million of cash used in operating activities in the first three months of fiscal 2013 included payments for the Benefit Equalization Plan and Supplemental Executive Retirement Plan of $4.5 million and $3.5 million in restructuring. Also contributing to the use of cash were the annual bonus payments of $1.8 million, $3.9 million from deferred revenue for services performed during the period and $0.6 million related to timing of accruals related to salaries and employee benefits.

Cash flow (used in) provided by investing activities from continuing operations. In fiscal 2014, the $5.0 million in cash used in investing activities was primarily comprised of $1.8 million paid for the acquisition of TMx, $1.4 million used for the enhancement of internal use software and purchase of property and equipment and $1.9 million for the development of proprietary software.

In the first three months of fiscal 2013, the $3.0 million in cash provided by investing activities was primarily comprised of the $4.3 million in funds from the marketable securities (Rabbi Trust), offset by $0.5 million used for the purchase of leasehold improvements and computer equipment and $0.8 million for the development of proprietary software. The funds from the Rabbi Trust were used to settle employee benefit obligations.

Cash flow used in financing activities from continuing operations.  During the first three months of fiscal 2014, the $0.6 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

The $0.1 million in cash used in financing activities in the first three months of fiscal 2013 was related to shares withheld for income taxes on the vesting or exercise of stock compensation awards and principal payments on capital lease obligations.

Contractual Obligations

As of June 30, 2013, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2013.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2013. There have been no material changes in our significant accounting policies and estimates since March 31, 2013.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of our Annual Report for the fiscal year ended March 31, 2013. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2013. There have been no material changes in our market risk exposures since March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2013 that may materially affect our business, results of operations, or financial condition.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2013.

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

AGILYSYS, INC.

Date: August 2, 2013	/s/ Janine K. Seebeck
Janine K. Seebeck
Vice President Controller
(Principal Accounting Officer and Duly Authorized Officer)