Form 10-Q
period 2013-09-30
AGILYSYS INC
filed 2013-11-07
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of Common Shares of the registrant outstanding as of November 1, 2013 was 22,425,693.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 30, 2013	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$100,432	$82,931
Accounts receivable, net of allowances of $868 and $786, respectively	19,619	17,892
Inventories	1,666	1,709
Prepaid expenses	3,120	3,167
Other current assets	154	671
Assets of discontinued operations, current	—	40,007
Total current assets	124,991	146,377
Property and equipment, net	14,190	13,855
Goodwill	17,701	14,128
Intangible assets, net	11,267	11,283
Software development costs, net	11,412	5,596
Other non-current assets	4,918	4,179
Assets of discontinued operations, non-current	—	2,162
Total assets	$184,479	$197,580
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,389	$10,427
Deferred revenue	16,066	20,461
Accrued liabilities	12,469	12,938
Capital lease obligations, current	52	58
Liabilities of discontinued operations, current	—	30,372
Total current liabilities	37,976	74,256
Deferred income taxes, non-current	3,907	4,002
Capital lease obligations, non-current	45	28
Other non-current liabilities	6,613	4,640
Liabilities of discontinued operations, non-current	—	798
Commitments and contingencies (see Note 9)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,428,913 and 22,145,915 shares outstanding at September 30, 2013 and March 31, 2013, respectively	9,482	9,482
Treasury shares, 9,177,918 and 9,460,916 at September 30, 2013 and March 31, 2013, respectively	(2,753)	(2,838)
Capital in excess of stated value	(14,222)	(14,267)
Retained earnings	144,346	122,578
Accumulated other comprehensive loss	(915)	(1,099)
Total shareholders' equity	135,938	113,856
Total liabilities and shareholders' equity	$184,479	$197,580

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net revenue:
Products	$9,781	$7,512	$17,601	$14,290
Support, maintenance and subscription services	13,163	12,733	26,338	24,902
Professional services	3,635	3,987	7,140	7,429
Total net revenue	26,579	24,232	51,079	46,621
Cost of goods sold:
Products	3,993	3,839	7,780	7,420
Support, maintenance and subscription services	2,625	2,802	4,932	5,426
Professional services	2,545	2,567	4,812	4,858
Total net cost of goods sold	9,163	9,208	17,524	17,704
Gross profit	17,416	15,024	33,555	28,917
	65.5%	62.0%	65.7%	62.0%
Operating expenses:
Product development	7,005	7,285	13,481	11,705
Sales and marketing	4,366	2,930	7,614	7,131
General and administrative	5,261	5,248	10,070	10,527
Depreciation of fixed assets	520	546	1,008	1,131
Amortization of intangibles	794	817	1,588	1,672
Asset impairments and related charges	18	—	18	208
Restructuring, severance and other charges	561	430	616	1,555
Operating loss	(1,109)	(2,232)	(840)	(5,012)
Other (income) expenses:
Interest income	(20)	(4)	(33)	(8)
Interest expense	45	(20)	106	244
Other income, net	(5)	(160)	(40)	(16)
Loss before income taxes	(1,129)	(2,048)	(873)	(5,232)
Income tax benefit	(501)	(633)	(606)	(1,162)
Loss from continuing operations	(628)	(1,415)	(267)	(4,070)
Income from discontinued operations, net of taxes	21,080	1,064	22,035	1,926
Net income (loss)	$20,452	$(351)	$21,768	$(2,144)

Weighted average shares outstanding - basic and diluted	22,125	21,883	22,075	21,860
Net (loss) income per share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.06)	$(0.01)	$(0.19)
Income from discontinued operations	0.95	0.05	1.00	0.09
Net income (loss) per share	$0.92	$(0.01)	$0.99	$(0.10)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$20,452	$(351)	$21,768	$(2,144)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	133	136	184	49
Unrealized loss on sale of securities	—	—	—	(4)
Total comprehensive income (loss)	$20,585	$(215)	$21,952	$(2,099)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	September 30,
	2013	2012
Operating activities
Net income (loss)	$21,768	$(2,144)
Less: Income from discontinued operations	22,035	1,926
Loss from continuing operations	(267)	(4,070)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	616	1,555
Payments for restructuring, severance and other charges	(896)	(5,690)
Payments for legal settlements	(87)	—
Asset impairments and related charges	18	208
Depreciation	1,008	1,131
Amortization	1,576	2,170
Share-based compensation	892	567
Excess tax benefit from equity awards	(139)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	1,543
Inventories	127	868
Prepaid expense	(634)	(14)
Accounts payable	(1,053)	(491)
Deferred revenue	(5,368)	(9,311)
Accrued liabilities	(2,027)	(6,757)
Income taxes payable	(798)	(274)
Other changes, net	763	326
Net cash used in operating activities from continuing operations	(7,660)	(18,239)
Net cash used in operating activities from discontinued operations	(1,018)	(3,533)
Net cash used in operating activities	(8,678)	(21,772)
Investing activities
Proceeds from sale of RSG	36,054	—
Cash paid for acquisition, net	(1,750)	—
Capital expenditures	(2,449)	(737)
Capitalized software development costs	(4,866)	(1,119)
Proceeds from sale of marketable securities	—	4,347
Additional investments in corporate-owned life insurance policies	(4)	(42)
Net cash provided by investing activities from continuing operations	26,985	2,449
Net cash used in investing activities from discontinued operations	(117)	(549)
Net cash provided by investing activities	26,868	1,900
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(777)	(134)
Exercise of employee stock options	64	67
Excess tax benefit from equity awards	139	—
Principal payments under long-term obligations	(38)	(219)
Net cash used in financing activities from continuing operations	(612)	(286)
Net cash used in financing activities from discontinued operations	(80)	(180)
Net cash used in financing activities	(692)	(466)
Effect of exchange rate changes on cash	3	78
Cash flows provided by (used in) continuing operations	18,716	(15,998)
Cash flows used in discontinued operations	(1,215)	(4,262)
Net increase (decrease) in cash and cash equivalents	17,501	(20,260)
Cash and cash equivalents at beginning of period	82,931	97,587
Cash and cash equivalents at end of period	$100,432	$77,327

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. The company specializes in market-leading point-of-sale, property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves casinos, resorts, hotels, foodservice venues, stadiums and cruise lines. Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, EMEA headquarters in Cheshire, UK, and APAC offices in Singapore, Hong Kong and Malaysia.

Following the divestiture of the Technology Solutions Group in August 2011 and the Retail Solutions Group (RSG) in July 2013, Agilysys operates as one operating segment and as a pure play software-driven solutions provider to the hospitality industry. The sale of RSG represented a disposal of a component of an entity. As such, the operating results of RSG have been reported as a component of discontinued operations in the Condensed Consolidated Financial Statements for the periods presented (see Note 4).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2014 refers to the fiscal year ending March 31, 2014.

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

The Condensed Consolidated Balance Sheet as of September 30, 2013, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2013 and 2012, and the Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2013 and 2012, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

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

Adopted and Recently Issued Accounting Pronouncements.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption of ASU 2013-11 will have our consolidated financial statements or related disclosures.

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

3. Acquisitions
On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next six years and payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations. The operations of the purchased business have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the acquisition:

(In thousands)
Current assets	$327
Property and equipment	88
Goodwill	3,444
Developed technology	605
Total assets acquired	4,464
Total liabilities assumed (all current)	914
Net assets acquired	$3,550
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

4. Discontinued Operations

Sale of Assets of RSG - Fiscal 2014

On July 1, 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $37.6 million in cash, including a working capital adjustment of $3.1 million. Upon the close of the transaction, the aggregate purchase price was reduced by fees of approximately $1.6 million for transaction related costs, resulting in net proceeds received of approximately $36.0 million. In addition to the purchase agreement, we entered into a transition services agreement (TSA) with Kyrus, under which we provide certain transitional administrative and support services to Kyrus through December 31, 2013 with the possibility of a one month extension.

Components of Results of Discontinued Operations

For the three and six months ended September 30, 2013 and 2012, the income from discontinued operations was comprised of the following:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Discontinued operations:
Net revenue	$—	$30,264	$24,315	$59,777

Income from operations of RSG	—	1,655	895	2,999
Gain on sale of RSG	23,135	—	23,135	—
Income on sale of RSG	23,135	1,655	24,030	2,999
Income tax (benefit) expense	2,055	591	1,995	1,073
Income from discontinued operations	$21,080	$1,064	$22,035	$1,926

5. Restructuring Charges
We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2014 Restructuring Activity

In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. These restructuring activities are expected to be completed in fiscal 2014. We recorded $0.5 million in restructuring charges during the first half of fiscal 2014, comprised of severance and other employee related benefits. We expect to incur approximately $0.2 million in additional restructuring charges during the remainder of fiscal 2014 for severance and related employee benefits.

Fiscal 2012 Restructuring Activity

In fiscal 2012, we took steps to realign services and costs, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia. Since 2012, as previously disclosed, we have recorded $12.1 million in restructuring charges related to the fiscal 2012 restructuring activity. As of September 30, 2013, there was no further liability for fiscal 2012 restructuring activity.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of September 30, 2013, we had a remaining liability of approximately $0.1 million recorded for fiscal 2009 restructuring activity. We expect to incur minimal additional restructuring charges in fiscal 2014 for ongoing facility obligations.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			September 30,
(In thousands)	2013	Provision	Payments	2013
Fiscal 2014 Restructuring Plan:
Severance and employment costs	$—	$512	$(160)	$352
Fiscal 2012 Restructuring Plan:
Severance and employment costs	348	—	(348)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	236	—	(150)	86
Total restructuring costs	$584	$512	$(658)	$438

All of the remaining severance and employment costs and facilities costs will be paid in fiscal 2014.

6. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets:

	September 30, 2013			March 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(9,630)	$1,145	$10,775	$(9,179)	$1,596
Non-competition agreements	2,700	(2,343)	357	2,700	(2,213)	487
Developed technology	20,153	(10,095)	10,058	19,548	(10,055)	9,493
Patented technology	80	(80)	—	80	(80)	—
Accumulated impairment	(9,493)	—	(9,493)	(9,493)	—	(9,493)
	24,215	(22,148)	2,067	23,610	(21,527)	2,083
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(22,148)	$11,267	$32,810	$(21,527)	$11,283

Amortization expense relating to intangible assets was $0.3 million for the three months ended September 30, 2013, and 2012, and $0.6 million for the six months ended September 30, 2013 and 2012.

The following table summarizes our remaining estimated amortization expense relating to intangible assets. Included in these amounts is $0.6 million related to acquired developed technology.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2014	$641
2015	1,043
2016	121
2017	121
2018	121
2019	20
Total	$2,067

Capitalized software development costs that are internally developed are carried on our balance sheet at net realizable value, net of accumulated amortization. At September 30, 2013 and March 31, 2013, the net realizable value of our software development costs not in service was $11.4 million and $5.6 million, respectively. We capitalized approximately $2.9 million and $0.8 million during the three months ended September 30, 2013 and 2012, respectively, and $5.8 million and $1.6 million during the six months ended September 30, 2013 and 2012, respectively. Amortization has not yet begun as of September 30, 2013 for items that are not in service on that date. Amortization expense relating to developed technology software intangible assets for the three and six months September 30, 2012 was $0.2 million and $0.5 million, respectively, and is included in Products cost of goods sold.

7. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2013	March 31, 2013
Other non-current assets:
Corporate owned life insurance policies	$3,721	$3,673
Long-term prepaids	553	—
Other	644	506
Total	$4,918	$4,179
Accrued liabilities:
Salaries, wages, and related benefits	$5,916	$6,916
Other taxes payable	913	1,035
Accrued legal settlements	1,601	1,664
Restructuring liabilities	438	584
Professional fees	642	701
Income taxes payable	1,432	631
Deferred rent - current	420	362
Contingent consideration - current	180	—
Other	927	1,045
Total	$12,469	$12,938
Other non-current liabilities:
Income taxes payable and uncertain tax positions	$2,708	$2,469
Deferred rent - non-current	1,802	1,976
Contingent consideration - non-current	1,620	—
Other	483	195
Total	$6,613	$4,640

8. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and six months months ended September 30, 2013 and 2012:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Income tax benefit	$(501)	$(633)	$(606)	$(1,162)
Effective tax rate	44.4%	30.9%	69.4%	22.2%

For the three and six months ended September 30, 2013, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2014 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be reduced in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

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

On February 28, 2013 we participated in a mediation that resulted in a tentative agreement to resolve the wage and hour putative class action lawsuit filed against the company on July 9, 2012, in the United States District Court for the Northern District of California.  A motion for preliminary approval of a proposed settlement in the amount of $1.53 million was filed with the court on June 6, 2013, and a motion for approval of a revised proposed settlement in the amount of $1.48 million was filed with the court on October 18, 2013.  This amount was accrued at March 31, 2013 and recorded within "Accrued liabilities" on our Consolidated Balance Sheets.

10. Earnings (Loss) per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(628)	$(1,415)	$(267)	$(4,070)
Income from discontinued operations	21,080	1,064	22,035	1,926
Net income (loss)	$20,452	$(351)	$21,768	$(2,144)

Denominator:
Weighted average shares outstanding - basic and diluted	22,125	21,883	22,075	21,860

Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.03)	$(0.06)	$(0.01)	$(0.19)
Income from discontinued operations	0.95	0.05	1.00	0.09
Net income (loss) per share	$0.92	$(0.01)	$0.99	$(0.10)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,406	1,884	1,502	1,807

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 283,596 and 241,412 of restricted shares and performance shares at September 30, 2013 and 2012, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Product development	$215	$120	$357	$173
Sales and marketing	45	22	60	28
General and administrative	265	273	475	366
Total share-based compensation expense	$525	$415	$892	$567

Stock Options
The following table summarizes the activity during the six months ended September 30, 2013 for stock options awarded under the 2006 Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2013	749,500	$14.25
Granted	—	—
Exercised	(107,000)	6.64
Cancelled/expired	—	—
Outstanding and exercisable at September 30, 2013	642,500	$15.52	2.2	$6

A total of 42,870 shares, net of 52,712 shares withheld to cover the applicable exercise price of the award and 11,419 shares withheld to cover the employee's minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first six months of fiscal 2014.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (SSARs) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the six months ended September 30, 2013 for SSARs awarded under the 2011 and the 2006 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2013	683.119	$7.27
Granted	119.12	12.36
Exercised	(292.576)	6.84
Forfeited	(114.827)	8.32
Outstanding at September 30, 2013	394.836	$8.81	5.8	$1,272
Exercisable at September 30, 2013	138.182	$7.94	5.8	$556

As of September 30, 2013, total unrecognized stock based compensation expense related to non-vested SSARs was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

A total of 96,299 shares, net of 44,809 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the six months ended September 30, 2013. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2013 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	122.039	$7.99
Granted	182.401	12.34
Vested	—	—
Forfeited	(38.572)	9.37
Outstanding at September 30, 2013	265,868	$10.78

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2013, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.0 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

Performance Shares

The following table summarizes the activity during the six months ended September 30, 2013 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	17,728	$8.64
Granted	—	—
Outstanding at September 30, 2013	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of September 30, 2013, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.6 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2013.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,721	$—	$—	$3,721
Liabilities:
Contingent consideration — current	180	—	—	180
Contingent consideration — non-current	1,620	—	—	1,620

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	3,673	—	—	3,673

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six months ended
	September 30,
(In thousands)	2013	2012
Corporate-owned life insurance:
Balance on April 1, 2013	$3,673	$3,458
Unrealized gain relating to instruments held at reporting date	6	55
Purchases, sales, issuances and settlements, net	42	42
Balance on September 30, 2013	$3,721	$3,555

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$17,701	$—	$—	$17,701
Intangible assets	11,267	—	—	11,267
Liabilities:
Restructuring liabilities — current	$438	$—	$—	$438
Other employee benefit plan obligations — non-current	195	—	—	195

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$14,128	$—	$—	$14,128
Intangible assets	11,283	—	—	11,283
Liabilities:
Restructuring liabilities — current	584	—	—	584
Other employee benefit plans obligations — non-current	195	—	—	195

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

The following tables present a summary of changes in the fair value of the Level 3 assets and liabilities:

	Level 3 assets and liabilities
	Six months ended September 30, 2013
(In thousands)	Goodwill	Intangible assets	Contingent consideration	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2013	$14,128	$11,283	$—	$195	$584
Foreign currency translation adjustments	129	—	—	—	—
Amortization	—	(621)	—	—	—
Provisions	—	—	—	—	512
Purchases	3,444	605	—	—	—
Activity, payments and other charges (net)	—	—	1,800	—	(658)
Balance at September 30, 2013	$17,701	$11,267	1,800	$195	$438

	Level 3 assets and liabilities
	Six months ended September 30, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$12,444	$3,323	$195	$6,047
Foreign currency translation adjustments	25	—	—	—	—
Amortization	—	(581)	—	—	—
Provisions	—	—	—	—	1,213
Activity, payments and other charges (net)	—	—	(3,323)	—	(5,690)
Balance at September 30, 2012	$15,223	$11,863	$—	$195	$1,570

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission (SEC). This discussion should read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2013. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 34 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2013 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. The company specializes in market-leading point-of-sale, property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves casinos, resorts, hotels, foodservice venues, stadiums and cruise lines. Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, EMEA headquarters in Cheshire, UK, and APAC offices in Singapore, Hong Kong and Malaysia.

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

Results of Operations

Second Fiscal Quarter 2014 Compared to Second Fiscal Quarter 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the three months ended September 30, 2013 and 2012:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$9,781	$7,512	$2,269	30.2%
Support, maintenance and subscription services	13,163	12,733	430	3.4%
Professional services	3,635	3,987	(352)	(8.8)%
Total net revenue	26,579	24,232	2,347	9.7%
Cost of goods sold:
Products	3,993	3,839	154	4.0%
Support, maintenance and subscription services	2,625	2,802	(177)	(6.3)%
Professional services	2,545	2,567	(22)	(0.9)%
Total net cost of goods sold	9,163	9,208	(45)	(0.5)%
Gross profit	17,416	15,024	2,392	15.9%
Gross profit margin	65.5%	62.0%
Operating expenses:
Product development	7,005	7,285	(280)	(3.8)%
Sales and marketing	4,366	2,930	1,436	49.0%
General and administrative	5,261	5,248	13	0.2%
Depreciation of fixed assets	520	546	(26)	(4.8)%
Amortization of intangibles	794	817	(23)	(2.8)%
Asset impairments and related charges	18	—	18	nm
Restructuring, severance and other charges	561	430	131	30.5%
Operating loss	$(1,109)	$(2,232)	$1,123	(50.3)%
Operating income (loss) percentage	(4.2)%	(9.2)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for continuing operations for the periods presented:

	Three months ended
	September 30,
	2013	2012
Net revenue:
Products	36.8%	31.0%
Support, maintenance and subscription services	49.5	52.5
Professional services	13.7	16.5
Total	100.0	100.0
Cost of goods sold:
Products	15.0	15.8
Support, maintenance and subscription services	9.9	11.6
Professional services	9.6	10.6
Total	34.5	38.0
Gross profit	65.5	62.0
Operating expenses:
Product development	26.4	30.1
Sales and marketing	16.4	12.1
General and administrative	19.8	21.7
Depreciation of fixed assets	2.0	2.3
Amortization of intangibles	3.0	3.4
Asset impairments and related charges	0.1	—
Restructuring, severance and other charges	2.1	1.8
Operating loss	(4.2)%	(9.2)%

Net revenue.  Total net revenue increased $2.3 million, or 9.7%, during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Products revenue increased $2.3 million, or 30.2%, primarily as a result of continued growth in our proprietary software licenses and associated remarketed product sales. Support, maintenance and subscription services revenue increased $0.4 million, or 3.4%, as a result of continued focus on selling subscription based services revenue, and ongoing support from our growing proprietary product sales, offset by a reduction in remarketed support revenue due to a strategic change in one of our third party providers that lowered our costs and the costs to our customers. Professional services revenue decreased $0.4 million or 8.8% due to timing of customer installations.

Gross profit and gross profit margin.  Our total gross profit increased $2.4 million, or 15.9%, for second quarter of fiscal 2014 and total gross profit margin increased 350 basis points to 65.5%. Products gross profit increased $2.1 million and gross profit margin increased 1,030 basis points to 59.2% mainly as a result of certain developed technology amortization reaching its useful life during the fourth quarter of fiscal 2013 and the continued focus on higher margin proprietary software sales. Support, maintenance and subscription services gross profit increased $0.6 million and gross margin increased 210 basis points to 80.1% as less labor resources were needed for maintenance of our products. Professional services gross margin decreased $0.3 million and gross profit margin decreased 570 basis points to 30.0% as a result of lower utilization in the quarter associated with customer installation timing.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, increased $1.1 million, or 6.6%, in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $0.3 million, or 3.8% in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. This decrease is driven by third party costs incurred in the second quarter of fiscal 2013 during the early stage development activities of our next generation products that did not recur in the second quarter of fiscal 2014, offset by the continued investment in internal and third party resources to enhance the existing products as well as the early stage development of our future platforms. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $2.9 million and $0.8 million during the three months ended September 30, 2013 and 2012, respectively.

Sales and marketing.  Sales and marketing increased $1.4 million, or 49.0%, in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. The increase is due to incremental incentive compensation expense incurred in the second quarter of fiscal 2014 to finalize fiscal 2013 compensation plans. In addition, expenses were higher due to the timing of one of our largest trade shows occurring in the second quarter of fiscal 2014.

General and administrative. General and administrative remained relatively flat reflecting the benefits of the initiatives implemented with the sale of RSG in the second quarter of fiscal 2014, which resulted in lower employee related costs and certain efficiencies in back-office processes, offset by certain non-income tax and professional fee related expenses incurred in the second quarter of fiscal 2014.

Depreciation of fixed assets.  Depreciation of fixed assets decreased slightly due to the timing of asset acquisitions.

Amortization of intangibles.  Amortization of intangibles decreased slightly in the second quarter of fiscal 2014. This decrease is due to certain internal use software reaching their useful lives during fiscal 2013.

Restructuring, severance and other charges. In the second quarter of fiscal 2014, following the sale of RSG, we recorded additional restructuring charges of approximately $0.6 million for severance and related benefits for a restructuring plan initiated in the first quarter of fiscal 2014 in order to better align corporate functions with our HSG operating unit and to reduce costs. In the second quarter of fiscal 2013, we recorded additional expense of $0.4 million for severance and related benefits for the fiscal 2012 restructuring activity. We expect to incur less than $0.2 million in additional restructuring charges during the remainder of fiscal 2014 for severance and related employee benefits. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses:
Interest income	$(20)	$(4)	$16	400.0%
Interest expense	45	(20)	(65)	325.0%
Other income, net	(5)	(160)	(155)	96.9%
Total other (income) expenses, net	$20	$(184)	$(204)	110.9%

Interest income.  Interest income increased during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 due to expiration and non-renewal of certain capital leases.

Other income, net.  Other income decreased $0.2 million in the second quarter of fiscal 2014. This is primarily due to losses recognized as a result of movements in foreign currencies relative to the U.S. dollar in the second quarter of fiscal 2013.

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax benefit	$(501)	$(633)	$(132)	nm
Effective tax rate	44.4%	30.9%

nm - not meaningful.

For the second quarter of fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.7 million of tax and zero to $0.3 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2014 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be reduced in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Results of Operations

First Half of Fiscal 2014 Compared to First Half of Fiscal half 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the six months ended September 30, 2013 and 2012:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$17,601	$14,290	$3,311	23.2%
Support, maintenance and subscription services	26,338	24,902	1,436	5.8%
Professional services	7,140	7,429	(289)	(3.9)%
Total net revenue	51,079	46,621	4,458	9.6%
Cost of goods sold:
Products	7,780	7,420	360	4.9%
Support, maintenance and subscription services	4,932	5,426	(494)	(9.1)%
Professional services	4,812	4,858	(46)	(0.9)%
Total net cost of goods sold	17,524	17,704	(180)	(1.0)%
Gross profit	33,555	28,917	4,638	16.0%
	65.7%	62.0%
Operating expenses:
Product development	13,481	11,705	1,776	15.2%
Sales and marketing	7,614	7,131	483	6.8%
General and administrative	10,070	10,527	(457)	(4.3)%
Depreciation of fixed assets	1,008	1,131	(123)	(10.9)%
Amortization of intangibles	1,588	1,672	(84)	(5.0)%
Asset impairments and related charges	18	208	(190)	nm
Restructuring, severance and other charges	616	1,555	(939)	(60.4)%
Operating loss	$(840)	$(5,012)	$4,172	(83.2)%
Operating income (loss) percentage	(3.2)%	(9.2)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for continuing operations for the periods presented:

	Six months ended
	September 30,
	2013	2012
Net revenue:
Products	34.4%	30.7%
Support, maintenance and subscription services	51.6	53.4
Professional services	14.0	15.9
Total net revenue	100.0	100.0
Cost of goods sold:
Products	15.2	15.9
Support, maintenance and subscription services	9.7	11.6
Professional services	9.4	10.4
Total net cost of goods sold	34.3	38.0
Gross profit	65.7	62.0
Operating expenses:
Product development	26.4	25.1
Sales and marketing	14.9	15.3
General and administrative	19.7	22.6
Depreciation of fixed assets	2.0	2.4
Amortization of intangibles	3.1	3.6
Asset impairments and related charges	—	0.4
Restructuring, severance and other charges	1.2	3.3
Operating loss	(1.6)%	(10.8)%

Net revenue.  Total net revenue increased $4.4 million, or 9.6%, during the first half of fiscal 2014 compared to the first half of fiscal 2013. Products revenue increased $3.3 million, or 23.2%, primarily as a result of continued growth in our proprietary software licenses and associated remarketed product sales. Support and maintenance and subscription services revenue increased $1.4 million, or 5.8%, as a result of continued focus on selling subscription based services revenue, and ongoing support from our growing proprietary product sales, offset by a reduction in remarketed support revenue due to a strategic change in one of our third party providers that lowered our costs and the costs to our customers. Professional services revenue decreased $0.3 million or 3.9%, due to lower utilization in the quarter associated with customer installation timing.

Gross profit and gross profit margin.  Our total gross profit increased $4.6 million, or 16.0%, for first half of fiscal 2014 and total gross profit margin increased 370 basis points to 65.7%. Products gross profit increased $2.9 million and gross profit margin increased 770 basis points to 55.8% mainly as a result of certain developed technology amortization reaching its useful life during the fourth half of fiscal 2013. Support, maintenance and subscription services gross profit increased $1.9 million and gross margin increased 310 basis points to 81.3% as less labor resources were needed for maintenance of our products. Professional services gross margin decreased $0.2 million and gross profit margin decreased 200 basis points to 32.6% as a result of the timing of customer installations.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, increased $1.6 million, or 5.0%, in the first half of fiscal 2014 compared with the first half of fiscal 2013.

Product development.  Product development increased $1.8 million, or 15.2% in the first half of fiscal 2014 compared with the first half of fiscal 2013. This increase is driven by the continued investment in internal and third party resources to enhance the existing products as well as the early stage development of our future platforms. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $5.8 million and $1.6 million during the six months ended September 30, 2013 and 2012, respectively.

Sales and marketing.  Sales and marketing increased $0.5 million, or 6.8%, in the first half of fiscal 2014 compared with the first half of fiscal 2013. The increase is due to continued investment in domestic and international sales resources, incremental incentive compensation expense incurred in the first half of fiscal 2014 to finalize fiscal 2013 compensation plans and the timing of one of our largest trade shows not occurring in the same period as fiscal 2013.

General and administrative.  General and administrative decreased $0.5 million, or 4.3%, in the first half of fiscal 2014 compared to the first half of fiscal 2013. This is a result of initiatives implemented with the sale of RSG, which resulted in lower employee related costs and certain efficiencies in back-office processes.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $0.1 million.

Amortization of intangibles.  Amortization of intangibles decreased $0.1 million in the first half of fiscal 2014. This decrease is due to certain internal use software reaching their useful lives during fiscal 2013.

Restructuring, severance and other charges. In the first half of fiscal 2014, following the sale of RSG, we recorded restructuring charges for severance and related benefits for a restructuring plan initiated in the first quarter of fiscal 2014 of approximately $0.6 million in order to better align corporate functions with our HSG operating unit and to reduce costs. In the first half of fiscal 2013, we recorded additional expense of $1.6 million for severance and related benefits for the fiscal 2012 restructuring activity. We expect to incur less than $0.2 million in additional restructuring charges during the remainder of fiscal 2014 for severance and related employee benefits. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses:
Interest income	$(33)	$(8)	$25	312.5%
Interest expense	106	244	138	56.6%
Other income, net	(40)	(16)	24	(150.0)%
Total other (income) expenses, net	$33	$220	$187	85.0%

Interest income.  Interest income increased during the first half of fiscal 2014 compared to the first half of fiscal 2013.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first half of fiscal 2014 compared to the first half of fiscal 2013 due to expiration and non-renewal of certain capital leases.

Other income, net.  Other income increased in the first half of fiscal 2014. This is primarily due to gains recognized as a result of movements in foreign currencies relative to the U.S. dollar in the first half of fiscal 2013.

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax benefit	$(606)	$(1,162)	$(556)	nm
Effective tax rate	69.4%	22.2%

nm - not meaningful.

For the first half of fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.7 million of tax and zero to $0.3 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2014 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be reduced in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Acquisitions
On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid, and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next six years and payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provision of ASC 805, Business Combinations. The operations of the purchased business have been included in our Condensed Consolidated Financial Statements from the date of acquisition.
The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the acquisition:

(In thousands)
Current assets	$327
Property and equipment	88
Goodwill	3,444
Developed technology	605
Total assets acquired	4,464
Total liabilities assumed (all current)	914
Net assets acquired	$3,550
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

Discontinued Operations

Sale of Assets of RSG - Fiscal 2014

On July 1, 2013, we completed the sale of our RSG business to, Kyrus, an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $37.6 million in cash, including a final working capital adjustment of $3.1 million. Upon the close of the transaction, the aggregate purchase price was reduced by fees of approximately $1.6 million for transaction related costs, resulting in net proceeds received of approximately $36.0 million. In addition to the purchase agreement, we entered into a transition services agreement (TSA) with Kyrus, under which we provide certain transitional administrative and support services to Kyrus through December 31, 2013 with the possibility of a one month extension.

For the six months ended September 30, 2013 and 2012 the income from discontinued operations was comprised of the following:

	Three months ended		Six months ended
(In thousands)	2013	2012	2013	2012
Discontinued operations:
Net revenue	$—	$30,264	$24,315	$59,777

Income from operations of RSG	—	$1,655	895	$2,999
Gain on sale of RSG	23,135	—	23,135	—
Income of RSG	23,135	1,655	24,030	2,999
Income tax expense	2,055	591	1,995	1,073
Income from discontinued operations	$21,080	$1,064	$22,035	$1,926

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at September 30, 2013. We believe that cash flow from operating activities, cash on hand of $100.4 million as of September 30, 2013 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements in the next 12 months.

As of September 30, 2013 and March 31, 2013, our total debt was approximately $0.1 million, comprised of capital lease obligations in both periods.

At September 30, 2013, 100% of our cash and cash equivalents were deposited in bank accounts of which 93.0% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2013	2012
Net cash (used in) provided by continuing operations:
Operating activities	$(7,660)	$(18,239)
Investing activities	26,985	2,449
Financing activities	(612)	(286)
Effect of exchange rate changes on cash	3	78
Cash flows provided by (used in) continuing operations	18,716	(15,998)
Operating cash flows used in discontinued operations	(1,215)	(4,262)
Net increase (decrease) in cash and cash equivalents	$17,501	$(20,260)

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $7.7 million in the first half of fiscal 2014. The use of cash included $2.0 million annual bonus payments, $5.4 million from deferred revenue for services performed during the period and $0.9 million in restructuring, severance and other charges.

The $18.2 million of cash used in operating activities in the first half of fiscal 2013 included payments for the Benefit Equalization Plan and Supplemental Executive Retirement Plan of $4.5 million and $3.5 million in restructuring. Also contributing to the use of cash were the annual bonus payments of $1.8 million and $9.3 million from deferred revenue for services performed during the period.

Cash flow provided by investing activities from continuing operations. In fiscal 2014, the $27.0 million in cash provided by investing activities was primarily comprised of $36.0 million net proceed from the sale of RSG, offset by $1.8 million paid for the acquisition of TMx, $2.4 million used for the enhancement of internal use software and purchase of property and equipment and $4.9 million for the development of proprietary software.

In the first half of fiscal 2013, the $2.4 million in cash provided by investing activities was primarily comprised of the $4.3 million in funds from the marketable securities (Rabbi Trust), offset by $0.7 million used for the purchase of leasehold improvements and computer equipment and $1.1 million for the development of proprietary software. The funds from the Rabbi Trust were used to settle employee benefit obligations.

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

Contractual Obligations

As of September 30, 2013, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2013.

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

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
On February 28, 2013 we participated in a mediation that resulted in a tentative agreement to resolve the wage and hour putative class action lawsuit filed against the company on July 9, 2012, in the United States District Court for the Northern District of California.  A motion for preliminary approval of a proposed settlement in the amount of $1.53 million was filed with the court on June 6, 2013, and a motion for approval of a revised proposed settlement in the amount of $1.48 million was filed with the court on October 18, 2013.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	November 7, 2013	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)