Form 10-Q
period 2013-12-31
AGILYSYS INC
filed 2014-02-07
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

The number of Common Shares of the registrant outstanding as of January 31, 2014 was 22,480,849.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	December 31, 2013	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$96,357	$82,931
Accounts receivable, net of allowances of $971 and $786, respectively	24,459	17,892
Inventories	2,408	1,709
Prepaid expenses	3,103	3,167
Other current assets	1,649	671
Assets of discontinued operations, current	—	40,007
Total current assets	127,976	146,377
Property and equipment, net	13,850	13,855
Goodwill	17,747	14,128
Intangible assets, net	10,947	11,283
Software development costs, net	13,613	5,596
Other non-current assets	3,626	4,179
Assets of discontinued operations, non-current	—	2,162
Total assets	$187,759	$197,580
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,341	$10,427
Deferred revenue	19,958	20,461
Accrued liabilities	12,180	12,938
Capital lease obligations, current	43	58
Liabilities of discontinued operations, current	—	30,372
Total current liabilities	43,522	74,256
Deferred income taxes, non-current	3,904	4,002
Capital lease obligations, non-current	38	28
Other non-current liabilities	6,204	4,640
Liabilities of discontinued operations, non-current	—	798
Commitments and contingencies (see Note 9)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,426,958 and 22,145,915 shares outstanding at December 31, 2013 and March 31, 2013, respectively	9,482	9,482
Treasury shares, 9,179,873 and 9,460,916 at December 31, 2013 and March 31, 2013, respectively	(2,756)	(2,838)
Capital in excess of stated value	(13,452)	(14,267)
Retained earnings	141,684	122,578
Accumulated other comprehensive loss	(867)	(1,099)
Total shareholders' equity	134,091	113,856
Total liabilities and shareholders' equity	$187,759	$197,580

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2013	2012	2013	2012
Net revenue:
Products	$8,693	$12,467	$26,294	$26,757
Support, maintenance and subscription services	13,607	12,245	39,945	37,147
Professional services	3,707	3,478	10,847	10,907
Total net revenue	26,007	28,190	77,086	74,811
Cost of goods sold:
Products	4,663	8,135	12,443	15,555
Support, maintenance and subscription services	3,129	2,561	8,061	7,987
Professional services	2,508	2,144	7,320	7,002
Total net cost of goods sold	10,300	12,840	27,824	30,544
Gross profit	15,707	15,350	49,262	44,267
	60.4%	54.5%	63.9%	59.2%
Operating expenses:
Product development	6,074	6,260	19,555	17,965
Sales and marketing	3,400	3,667	11,014	10,798
General and administrative	5,981	5,852	16,051	16,379
Depreciation of fixed assets	584	508	1,592	1,639
Amortization of intangibles	2,365	806	3,953	2,478
Asset impairments and related charges	309	—	327	208
Restructuring, severance and other charges	206	(31)	822	1,524
Operating loss	(3,212)	(1,712)	(4,052)	(6,724)
Other (income) expenses:
Interest income	(19)	—	(52)	(8)
Interest expense	44	(13)	150	231
Other (income) expense, net	(5)	217	(45)	201
Loss before income taxes	(3,232)	(1,916)	(4,105)	(7,148)
Income tax benefit	(1,154)	(813)	(1,760)	(1,975)
Loss from continuing operations	(2,078)	(1,103)	(2,345)	(5,173)
(Loss) income from discontinued operations, net of taxes	(584)	1,619	21,451	3,545
Net (loss) income	$(2,662)	$516	$19,106	$(1,628)

Weighted average shares outstanding - basic and diluted	22,150	21,900	22,100	21,873
Net (loss) income per share - basic and diluted:
Loss from continuing operations	$(0.09)	$(0.05)	$(0.11)	$(0.24)
(Loss) income from discontinued operations	(0.03)	0.07	0.97	0.17
Net (loss) income per share	$(0.12)	$0.02	$0.86	$(0.07)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Net (loss) income	$(2,662)	$516	$19,106	$(1,628)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	48	(826)	232	(777)
Unrealized loss on sale of securities	—	—	—	(4)
Total comprehensive (loss) income	$(2,614)	$(310)	$19,338	$(2,409)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(In thousands)	December 31,
	2013	2012
Operating activities
Net income (loss)	$19,106	$(1,628)
Less: Income from discontinued operations	21,451	3,545
Loss from continuing operations	(2,345)	(5,173)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	822	1,524
Payments for restructuring, severance and other charges	(1,530)	(6,306)
Payments for legal settlements	(87)	—
Asset impairments and related charges	327	208
Depreciation	1,592	1,639
Amortization	4,053	3,223
Share-based compensation	1,543	1,006
Excess tax benefit from equity awards	(209)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,158)	(4,300)
Inventories	(598)	(111)
Prepaid expense	(747)	3
Accounts payable	577	4,687
Deferred revenue	(1,379)	(6,105)
Accrued liabilities	(1,451)	(6,208)
Income taxes payable	(2,118)	(2,225)
Other changes, net	205	(29)
Net cash used in operating activities from continuing operations	(7,503)	(18,167)
Net cash (used in) provided by operating activities from discontinued operations	(1,018)	779
Net cash used in operating activities	(8,521)	(17,388)
Investing activities
Proceeds from sale of RSG	36,024	—
Cash paid for acquisition, net	(1,801)	—
Capital expenditures	(3,235)	(1,530)
Capitalized software development costs	(8,247)	(1,767)
Proceeds from sale of marketable securities	—	4,347
Additional investments in corporate-owned life insurance policies	(87)	(85)
Net cash provided by investing activities from continuing operations	22,654	965
Net cash used in investing activities from discontinued operations	(117)	(754)
Net cash provided by investing activities	22,537	211
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(729)	(148)
Exercise of employee stock options	64	67
Excess tax benefit from equity awards	209	—
Principal payments under long-term obligations	(53)	(257)
Net cash used in financing activities from continuing operations	(509)	(338)
Net cash used in financing activities from discontinued operations	(80)	(288)
Net cash used in financing activities	(589)	(626)
Effect of exchange rate changes on cash	(1)	54
Cash flows provided by (used in) continuing operations	14,641	(17,486)
Cash flows used in discontinued operations	(1,215)	(263)
Net increase (decrease) in cash and cash equivalents	13,426	(17,749)
Cash and cash equivalents at beginning of period	82,931	97,587
Cash and cash equivalents at end of period	$96,357	$79,838

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

The Condensed Consolidated Balance Sheet as of December 31, 2013, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2013 and 2012, and the Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2013 and 2012, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

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

Change in Accounting Estimate. In October 2013, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. As a result, we recorded approximately $1.6 million of additional amortization expense in connection with this acceleration within "Amortization of intangibles" in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013, respectively. This change also impacted the basic and diluted loss per share by $0.07 in each of the three and nine months ended December 31, 2013. The existing ERP system will be fully amortized as of May 31, 2014.

Asset Impairments. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired the entire asset and $0.3 million was recorded as an impairment charge. During fiscal 2013, we recorded $0.2 million of additional impairment charges from the fiscal 2012 impairment of certain developed technologies.

Changes to Prior Period Presentation.  In the first quarter of fiscal 2014, as a result of increased visibility into our services organization, certain costs previously classified in product development expenses were recorded in cost of goods sold to more properly reflect the nature of these expenses. The portion of these expenses that was erroneously recorded in previous periods was immaterial to the overall financial statements. Prior period presentation has been modified to conform to the current presentation.

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

4. Discontinued Operations

Sale of Assets of RSG - Fiscal 2014

In July 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $37.6 million in cash, including a working capital adjustment of $3.1 million. Upon the close of the transaction, the aggregate purchase price was reduced by fees of approximately $1.6 million for transaction related costs, resulting in net proceeds received of approximately $36.0 million. In addition to the purchase agreement, we entered into a transition services agreement (TSA) with Kyrus, under which we provided certain transitional administrative and support services to Kyrus through January 31, 2014.

Components of Results of Discontinued Operations

For the three and nine months ended December 31, 2013 and 2012, the income from discontinued operations was comprised of the following:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Discontinued operations:
Net revenue	$—	$39,258	$24,315	$99,035

Income from operations of RSG	—	2,451	895	5,451
Gain on sale of RSG	—	—	23,135	—
Income on sale of RSG	—	2,451	24,030	5,451
Income tax expense	584	832	2,579	1,906
(Loss) income from discontinued operations	$(584)	$1,619	$21,451	$3,545

Income tax expense recorded during the three months ended December 31, 2014 is due to intra-period tax allocation rules associated with discontinued operations.

5. Restructuring Charges
We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2014 Restructuring Activity

In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. These restructuring activities are expected to be completed in fiscal 2014. We recorded $0.7 million in restructuring charges during the first nine months of fiscal 2014, comprised of severance and other employee related benefits. We expect to incur minimal additional restructuring charges during the remainder of fiscal 2014 for the fiscal 2014 restructuring activity.

Fiscal 2012 Restructuring Activity

In fiscal 2012, we took steps to realign services and costs, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia. Since 2012, as previously disclosed, we have recorded $12.1 million in restructuring charges related to the fiscal 2012 restructuring activity. As of December 31, 2013, there was no further liability for fiscal 2012 restructuring activity.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity. As of December 31, 2013, there was no further liability fiscal 2009 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			December 31,
(In thousands)	2013	Provision	Payments	2013
Fiscal 2014 Restructuring Plan:
Severance and employment costs	$—	$686	$(510)	$176
Fiscal 2012 Restructuring Plan:
Severance and employment costs	348	—	(348)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	236	32	(268)	—
Total restructuring costs	$584	$718	$(1,126)	$176

All of the remaining severance and employment costs will be paid in fiscal 2014.

6. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2013			March 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(9,855)	$920	$10,775	$(9,179)	$1,596
Non-competition agreements	2,700	(2,408)	292	2,700	(2,213)	487
Developed technology	10,660	(10,125)	535	10,055	(10,055)	—
Patented technology	80	(80)	—	80	(80)	—
	24,215	(22,468)	1,747	23,610	(21,527)	2,083
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(22,468)	$10,947	$32,810	$(21,527)	$11,283

Software development costs	$12,447	$(88)	$12,359	$9,493	$—	$9,493
Project expenditures not yet in use	10,747	—	10,747	5,596	—	5,596
Accumulated impairment	(9,493)	N/A	(9,493)	(9,493)	N/A	(9,493)
Total software development costs	$13,701	$(88)	$13,613	$5,596	$—	$5,596

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
Remainder of fiscal 2014	$468
2015	1,634
2016	712
2017	712
2018	712
2019	375
Total	$4,613

Amortization expense relating to intangible assets was $0.3 million and $0.5 million for the three months ended December 31, 2013, and 2012, respectively, and $0.9 million and $1.6 million for the nine months ended December 31, 2013 and 2012, respectively. Amortization expense relating to software development costs was $0.1 million for the three and nine months ended December 31, 2013. Amortization expense for acquired and internally developed intangibles that are related to revenue generating products is included in Products cost of goods sold.

Capitalized software development costs that are internally developed are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $4.3 million and $1.5 million during the three months ended December 31, 2013 and 2012, respectively, and $10.0 million and $3.1 million during the nine months ended December 31, 2013 and 2012, respectively.

7. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	December 31, 2013	March 31, 2013
Other non-current assets:
Corporate owned life insurance policies	$2,285	$3,673
Long-term prepaids	848	—
Other	493	506
Total	$3,626	$4,179
Accrued liabilities:
Salaries, wages, and related benefits	$5,903	$6,916
Other taxes payable	1,031	1,035
Accrued legal settlements	1,601	1,664
Restructuring liabilities	176	584
Professional fees	566	701
License fees	554	—
Income taxes payable	879	631
Deferred rent - current	432	362
Contingent consideration - current	180	—
Other	858	1,045
Total	$12,180	$12,938
Other non-current liabilities:
Income taxes payable and uncertain tax positions	$2,464	$2,469
Deferred rent - non-current	1,729	1,976
Contingent consideration - non-current	1,570	—
Other	441	195
Total	$6,204	$4,640

8. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and nine months ended December 31, 2013 and 2012:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Income tax benefit	$(1,154)	$(813)	$(1,760)	$(1,975)
Effective tax rate	35.7%	42.4%	42.9%	27.6%

For the three and nine months ended December 31, 2013, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

For the three and nine months ended December 31, 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve for the remainder of fiscal 2014 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be reduced in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.
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

On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses.  On January 9, 2014, the court issued its preliminary approval of a settlement of the lawsuit pursuant to which we would pay a gross settlement in the amount of approximately $1.5 million.  This amount was accrued at March 31, 2013 and remains recorded within "Accrued liabilities" on our Consolidated Balance Sheets. The final approval hearing for the settlement has been set for May 20, 2014.

10. Earnings (Loss) per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(2,078)	$(1,103)	$(2,345)	$(5,173)
(Loss) income from discontinued operations	(584)	1,619	21,451	3,545
Net (loss) income	$(2,662)	$516	$19,106	$(1,628)

Denominator:
Weighted average shares outstanding - basic and diluted	22,150	21,900	22,100	21,873

Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.09)	$(0.05)	$(0.11)	$(0.24)
(Loss) income from discontinued operations	(0.03)	0.07	0.97	0.17
Net (loss) income per share	$(0.12)	$0.02	$0.86	$(0.07)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,850	2,383	2,014	2,400

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 270,333 and 236,919 of restricted shares and performance shares at December 31, 2013 and 2012, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Product development	$194	$114	$551	$287
Sales and marketing	46	24	106	52
General and administrative	411	301	886	667
Total share-based compensation expense	$651	$439	$1,543	$1,006

Stock Options
The following table summarizes the activity during the nine months ended December 31, 2013 for stock options awarded under the 2006 Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2013	1,318,000	$14.07
Granted	—	—
Exercised	(107,000)	6.64
Cancelled/expired	(45,000)	20.02
Outstanding and exercisable at December 31, 2013	1,166,000	$14.52	1.6	$179

A total of 42,870 shares, net of 52,712 shares withheld to cover the applicable exercise price of the award and 11,419 shares withheld to cover the employee's minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during the first nine months of fiscal 2014.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (SSARs) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the nine months ended December 31, 2013 for SSARs awarded under the 2011 and the 2006 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2013	683,119	$7.27
Granted	119,120	12.36
Exercised	(292,576)	6.84
Forfeited	(131,132)	8.67
Expired	(1,849)	6.76
Outstanding at December 31, 2013	376,682	$8.72	5.4	$1,958
Exercisable at December 31, 2013	124,696	$7.54	4.7	$796

As of December 31, 2013, total unrecognized stock based compensation expense related to non-vested SSARs was $0.8 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years.

A total of 96,299 shares, net of 44,809 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the nine months ended December 31, 2013. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2013 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	122,039	$7.99
Granted	188,513	12.31
Vested	(11,308)	12.38
Forfeited	(46,639)	9.89
Outstanding at December 31, 2013	252,605	$10.67

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2013, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.5 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

Performance Shares

The following table summarizes the activity during the nine months ended December 31, 2013 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	17,728	$8.64
Granted	—	—
Outstanding at December 31, 2013	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of December 31, 2013, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.4 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2013.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Commercial paper	$19,990	$—	$19,990	$—
Corporate-owned life insurance — current	1,469	—	—	1,469
Corporate-owned life insurance — non-current	2,285	—	—	2,285
Liabilities:
Contingent consideration — current	180	—	—	180
Contingent consideration — non-current	1,570	—	—	1,570

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	3,673	—	—	3,673

The fair value of the commercial paper was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets, and therefore, is classified within Level 2 of the fair value hierarchy.
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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine months ended
	December 31,
(In thousands)	2013	2012
Corporate-owned life insurance:
Balance on April 1	$3,673	$3,458
Unrealized gain relating to instruments held at reporting date	(6)	55
Purchases, sales, issuances and settlements, net	87	42
Balance on December 31	$3,754	$3,555

The following tables present information about our financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$17,747	$—	$—	$17,747
Intangible assets	10,947	—	—	10,947
Liabilities:
Restructuring liabilities — current	176	—	—	176
Other employee benefit plan obligations — non-current	195	—	—	195

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill	$14,128	$—	$—	$14,128
Intangible assets	11,283	—	—	11,283
Liabilities:
Restructuring liabilities — current	584	—	—	584
Other employee benefit plans obligations — non-current	195	—	—	195

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually or in interim periods if indicators of potential impairment exist, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount.  A qualitative assessment of our reporting units was used to determine that no further impairment analysis was required at March 31, 2013.

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

The inputs used to value our goodwill, intangible assets, capitalized software development, and restructuring liabilities are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following tables present a summary of changes in the fair value of the Level 3 assets and liabilities:

	Level 3 assets and liabilities
	Nine months ended December 31, 2013
(In thousands)	Goodwill	Intangible assets	Contingent consideration	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2013	$14,128	$11,283	$—	$195	$584
Foreign currency translation adjustments	175	—	—	—	—
Amortization	—	(941)	—	—	—
Provisions	—	—	—	—	718
Purchases	3,444	605	—	—	—
Activity, payments and other charges (net)	—	—	1,750	—	(1,126)
Balance at December 31, 2013	$17,747	$10,947	1,750	$195	$176

	Level 3 assets and liabilities
	Nine months ended December 31, 2012
(In thousands)	Goodwill	Intangible assets	SERP obligations	Other employee benefit plans obligations	Restructuring liabilities
Balance at April 1, 2012	$15,198	$13,190	$3,323	$195	$6,047
Foreign currency translation adjustments	(107)	—	—	—	—
Amortization	—	(1,616)	—	—	—
Provisions	—	—	—	—	1,182
Activity, payments and other charges (net)	—	—	(3,323)	—	(6,298)
Balance at December 31, 2012	$15,091	$11,574	$—	$195	$931

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

The primary objective of our ongoing strategic planning process is to create shareholder value by targeting accretive growth opportunities, by strengthening our competitive position within the highest value technology solutions we provide to the technology differentiated end markets we service. The plan builds on our existing strengths and targets industry leading growth and peer beating financial and operating results driven by new technology trends and market opportunities. Industry leading growth and peer beating financial and operational results will be achieved through tighter coupling and management of operating expenses of the business and sharpening the focus of our investments to concentrate on growth opportunities with the highest return by seeking the highest margin revenue opportunities in the markets in which we compete.

Our strategic plan specifically focuses on:

•	Differentiated service excellence, with strong customer focus

•	Customer driven development,

•	Industry led innovation, capitalizing on our intellectual property and emerging technology trends.

•	Enabling lasting connections with our customers by driving guest preference awareness and memorable, valued experiences which result in creating end-customer relationships for life.

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

Revenue - We present revenue net of sales returns and allowances.

Products revenue - Revenue earned from the sales of hardware equipment and proprietary and remarketed software.

Support, maintenance and subscription services revenue - Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription or hosting services.

Professional services revenue - Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

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

Results of Operations

Third Fiscal Quarter 2014 Compared to Third Fiscal Quarter 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the three months ended December 31, 2013 and 2012:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$8,693	$12,467	$(3,774)	(30.3)%
Support, maintenance and subscription services	13,607	12,245	1,362	11.1%
Professional services	3,707	3,478	229	6.6%
Total net revenue	26,007	28,190	(2,183)	(7.7)%
Cost of goods sold:
Products	4,663	8,135	(3,472)	(42.7)%
Support, maintenance and subscription services	3,129	2,561	568	22.2%
Professional services	2,508	2,144	364	17.0%
Total net cost of goods sold	10,300	12,840	(2,540)	(19.8)%
Gross profit	15,707	15,350	357	2.3%
Gross profit margin	60.4%	54.5%
Operating expenses:
Product development	6,074	6,260	(186)	(3.0)%
Sales and marketing	3,400	3,667	(267)	(7.3)%
General and administrative	5,981	5,852	129	2.2%
Depreciation of fixed assets	584	508	76	15.0%
Amortization of intangibles	2,365	806	1,559	193.4%
Asset impairments and related charges	309	—	309	nm
Restructuring, severance and other charges	206	(31)	237	(764.5)%
Operating loss	$(3,212)	$(1,712)	$(1,500)	87.6%
Operating loss percentage	(12.4)%	(6.1)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for continuing operations for the periods presented:

	Three months ended
	December 31,
	2013	2012
Net revenue:
Products	33.4%	44.2%
Support, maintenance and subscription services	52.3	43.4
Professional services	14.3	12.4
Total	100.0	100.0
Cost of goods sold:
Products	17.9	28.9
Support, maintenance and subscription services	12.0	9.1
Professional services	9.6	7.6
Total	39.6	45.5
Gross profit	60.4	54.5
Operating expenses:
Product development	23.4	22.2
Sales and marketing	13.1	13.0
General and administrative	23.0	20.8
Depreciation of fixed assets	2.2	1.8
Amortization of intangibles	9.1	2.9
Asset impairments and related charges	1.2	—
Restructuring, severance and other charges	0.8	(0.1)
Operating loss	(12.4)%	(6.1)%

Net revenue.  Total net revenue decreased $2.2 million, or 7.7%, during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Products revenue decreased $3.8 million, or 30.3%, primarily as a result of a reduction in large remarketed product sales in the third quarter of fiscal 2013 that did not recur in the third quarter of fiscal 2014. Support, maintenance and subscription services revenue increased $1.4 million, or 11.1%, as a result of continued focus on selling subscription based hosting revenue, and ongoing support from our growing proprietary product sales, offset by a reduction in remarketed support revenue due to a strategic change in one of our third party providers that lowered our costs and the costs to our customers. Professional services revenue increased $0.2 million or 6.6% due to timing of customer installations.

Gross profit and gross profit margin.  Our total gross profit increased $0.4 million, or 2.3%, for third quarter of fiscal 2014 and total gross profit margin increased 590 basis points to 60.4%. Products gross profit decreased $0.3 million while gross profit margin increased 1,160 basis points to 46.4% mainly as a result of certain developed technology amortization reaching its useful life during the fourth quarter of fiscal 2013 and the continued focus on higher margin proprietary software sales which made up a larger portion of total product sales in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. Support, maintenance and subscription services gross profit increased $0.8 million while gross margin decreased 210 basis points to 77.0% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross margin decreased $0.1 million and gross profit margin decreased 600 basis points to 32.3% as a result of higher cost of labor required to meet the needs of timing of customer installations.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, increased $1.3 million, or 7.7%, in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $0.2 million, or 3.0% in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. This decrease is driven by a greater percentage of our third party costs being capitalized during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 as we are in the later development stage activities of our next generation products. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $4.3 million and $1.5 million during the three months ended December 31, 2013 and 2012, respectively.

Sales and marketing.  Sales and marketing decreased $0.3 million, or 7.3%, in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. The decrease is due mainly to a general decline in personnel related fringe expenses corresponding with the end of the calendar year.

General and administrative. General and administrative remained relatively flat reflecting the benefits of the initiatives implemented with the sale of RSG in the third quarter of fiscal 2014, which resulted in lower employee related costs and certain efficiencies in back-office processes, offset by certain software licenses fees incurred in the third quarter of fiscal 2014 that are not expected to recur.

Depreciation of fixed assets.  Depreciation of fixed assets increased slightly due to the timing of asset acquisitions.

Amortization of intangibles.   In October 2013, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $1.6 million in the third quarter of fiscal 2014 of additional amortization in connection with this acceleration. The existing ERP system will be fully amortized as of May 31, 2014.

Asset impairment and related charges. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired $0.3 million.

Restructuring, severance and other charges. In the third quarter of fiscal 2014, following the sale of RSG, we recorded additional restructuring charges of approximately $0.2 million for severance and related benefits for a restructuring plan initiated in the first quarter of fiscal 2014 in order to better align corporate functions with our HSG operating unit and to reduce costs. In the third quarter of fiscal 2013, we recorded a decrease of expense for severance and related benefits for the fiscal 2012 restructuring activity. We expect to incur minimal additional restructuring charges during the remainder of fiscal 2014 for the fiscal 2014 restructuring activity. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses:
Interest income	$(19)	$—	$19	nm
Interest expense	44	(13)	(57)	438.5%
Other (income) expense, net	(5)	217	222	102.3%
Total other expense (income), net	$20	$204	$184	90.2%

nm - not meaningful.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense increased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 due to an adjustment in the third quarter of fiscal 2013 related to the expiration and non-renewal of certain capital leases.

Other income, net.  Other income increased $0.2 million in the third quarter of fiscal 2014. This is primarily due to gains recognized as a result of movements in foreign currencies relative to the U.S. dollar in the third quarter of fiscal 2013.

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax benefit	$(1,154)	$(813)	$341	(41.9)%
Effective tax rate	35.7%	42.4%

For the third quarter of fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
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
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.6 million of tax and zero to $0.3 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
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

Results of Operations

First Nine Months of Fiscal 2014 Compared to First Nine Months of Fiscal 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the nine months ended December 31, 2013 and 2012:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$26,294	$26,757	$(463)	(1.7)%
Support, maintenance and subscription services	39,945	37,147	2,798	7.5%
Professional services	10,847	10,907	(60)	(0.6)%
Total net revenue	77,086	74,811	2,275	3.0%
Cost of goods sold:
Products	12,443	15,555	(3,112)	(20.0)%
Support, maintenance and subscription services	8,061	7,987	74	0.9%
Professional services	7,320	7,002	318	4.5%
Total net cost of goods sold	27,824	30,544	(2,720)	(8.9)%
Gross profit	49,262	44,267	4,995	11.3%
	63.9%	59.2%
Operating expenses:
Product development	19,555	17,965	1,590	8.9%
Sales and marketing	11,014	10,798	216	2.0%
General and administrative	16,051	16,379	(328)	(2.0)%
Depreciation of fixed assets	1,592	1,639	(47)	(2.9)%
Amortization of intangibles	3,953	2,478	1,475	59.5%
Asset impairments and related charges	327	208	119	nm
Restructuring, severance and other charges	822	1,524	(702)	(46.1)%
Operating loss	$(4,052)	$(6,724)	$2,672	(39.7)%
Operating loss percentage	(5.3)%	(9.0)%

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for continuing operations for the periods presented:

	Nine months ended
	December 31,
	2013	2012
Net revenue:
Products	34.1%	35.8%
Support, maintenance and subscription services	51.8	49.7
Professional services	14.1	14.5
Total net revenue	100.0	100.0
Cost of goods sold:
Products	16.1	20.8
Support, maintenance and subscription services	10.5	10.7
Professional services	9.5	9.4
Total net cost of goods sold	36.1	40.8
Gross profit	63.9	59.2
Operating expenses:
Product development	25.4	24.0
Sales and marketing	14.3	14.4
General and administrative	20.8	21.9
Depreciation of fixed assets	2.1	2.2
Amortization of intangibles	5.1	3.3
Asset impairments and related charges	0.4	0.3
Restructuring, severance and other charges	1.1	2.0
Operating loss	(5.3)%	(9.0)%

Net revenue.  Total net revenue increased $2.3 million, or 3.0%, during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Products revenue decreased $0.5 million, or 1.7%, primarily as a result of a reduction in large remarketed product sales in the third quarter of fiscal 2013 that did not recur in the third quarter of fiscal 2014, partially offset by an increase in proprietary product revenues. Support and maintenance and subscription services revenue increased $2.8 million, or 7.5%, as a result of continued focus on selling subscription based hosting revenue, and ongoing support from our growing proprietary product sales. This is offset by a reduction in remarketed support revenue due to a strategic change in one of our third party providers that lowered our costs and the costs to our customers in the first nine months of fiscal 2014. Professional services revenue decreased slightly due to timing of customer installations.

Gross profit and gross profit margin.  Our total gross profit increased $5.0 million, or 11.3%, for the first nine months of fiscal 2014 and total gross profit margin increased 470 basis points to 63.9%. Products gross profit increased $2.6 million and gross profit margin increased 1,080 basis points to 52.7% mainly as a result of certain developed technology amortization reaching its useful life during the first nine months of fiscal 2013 and the continued focus on higher margin proprietary software sales which made up a larger portion of total product sales in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Support, maintenance and subscription services gross profit increased $2.7 million and gross margin increased 130 basis points to 79.8% as less labor resources were needed for maintenance of our products. Professional services gross margin decreased $0.4 million and gross profit margin decreased 330 basis points to 32.5% as a result of higher cost of labor required to meet the needs of timing of customer installations.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges and restructuring, severance and other charges, increased $2.9 million, or 5.9%, in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013.

Product development.  Product development increased $1.6 million, or 8.9% in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013. This increase is driven by the continued investment in internal and third party resources to enhance the existing products as well as the early stage development of our future platforms. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $10.0 million and $3.1 million during the nine months ended December 31, 2013 and 2012, respectively.

Sales and marketing.  Sales and marketing increased $0.2 million, or 2.0%, in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013. The increase is due to continued investment in domestic sales resources and incremental incentive compensation expense incurred in the first nine months of fiscal 2014 to finalize fiscal 2013 compensation plans.

General and administrative.  General and administrative decreased $0.3 million, or 2.0%, in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. This is a result of initiatives implemented with the sale of RSG, which resulted in lower employee related costs and certain efficiencies in back-office processes, offset by certain software license fees incurred in the third quarter of fiscal 2014 that are not expected to recur.

Depreciation of fixed assets.  Depreciation of fixed assets was relatively flat for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

Amortization of intangibles.  In October 2013, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $1.6 million in the first nine months of fiscal 2014 of additional amortization in connection with this acceleration. The existing ERP system will be fully amortized as of May 31, 2014.

Asset impairment and related charges. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired the entire asset and $0.3 million was recorded as an impairment charge. During fiscal 2013, we recorded $0.2 million of additional impairment charges from the fiscal 2012 impairment of certain developed technologies.

Restructuring, severance and other charges. In the first nine months of fiscal 2014, following the sale of RSG, we recorded restructuring charges for severance and related benefits for a restructuring plan initiated in the first quarter of fiscal 2014 of approximately $0.8 million in order to better align corporate functions with our HSG operating unit and to reduce costs. In the first nine months of fiscal 2013, we recorded additional expense of $1.6 million for severance and related benefits for the fiscal 2012 restructuring activity. We expect to incur minimal additional restructuring charges during the remainder of fiscal 2014 for the fiscal 2014 restructuring activity. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses:
Interest income	$(52)	$(8)	$44	nm
Interest expense	150	231	81	35.1%
Other (income) expense, net	(45)	201	246	nm
Total other (income) expenses, net	$53	$424	$371	87.5%

nm - not meaningful.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 due to expiration and non-renewal of certain capital leases.

Other (income) expense, net.  Other income increased in the first nine months of fiscal 2014. This is primarily due to gains recognized as a result of movements in foreign currencies relative to the U.S. dollar in the first nine months of fiscal 2013.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax benefit	$(1,760)	$(1,975)	$(215)	10.9%
Effective tax rate	42.9%	27.6%

For the first nine months of fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
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
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.6 million of tax and zero to $0.3 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
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

Discontinued Operations

Sale of Assets of RSG - Fiscal 2014

On July 1, 2013, we completed the sale of our RSG business to, Kyrus, an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $37.6 million in cash, including a final working capital adjustment of $3.1 million. Upon the close of the transaction, the aggregate purchase price was reduced by fees of approximately $1.6 million for transaction related costs, resulting in net proceeds received of approximately $36.0 million. In addition to the purchase agreement, we entered into a transition services agreement (TSA) with Kyrus, under which we provided certain transitional administrative and support services to Kyrus through January 31, 2014.

For the nine months ended December 31, 2013 and 2012 the income from discontinued operations was comprised of the following:

	Three months ended		Nine months ended
(In thousands)	2013	2012	2013	2012
Discontinued operations:
Net revenue	$—	$39,258	$24,315	$99,035

Income from operations of RSG	—	$2,451	895	$5,451
Gain on sale of RSG	—	—	23,135	—
Income of RSG	—	2,451	24,030	5,451
Income tax expense	584	832	2,579	1,906
(Loss) income from discontinued operations	$(584)	$1,619	$21,451	$3,545

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at December 31, 2013. We believe that cash flow from operating activities, cash on hand of $96.4 million as of December 31, 2013 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements in the next 12 months.

As of December 31, 2013 and March 31, 2013, our total debt was approximately $0.1 million, comprised of capital lease obligations in both periods.

At December 31, 2013, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less, including investments in commercial paper, of which 92.0% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2013	2012
Net cash provided by (used in) continuing operations:
Operating activities	$(7,503)	$(18,167)
Investing activities	22,654	965
Financing activities	(509)	(338)
Effect of exchange rate changes on cash	(1)	54
Cash flows provided by (used in) continuing operations	14,641	(17,486)
Operating cash flows used in discontinued operations	(1,215)	(263)
Net increase (decrease) in cash and cash equivalents	$13,426	$(17,749)

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $7.5 million in the first nine months of fiscal 2014. The use of cash was mostly attributable to $1.5 million in restructuring, severance and other charges and increases in accounts receivable due to the timing of our annual billing for InfoGenesis™ support and maintenance services.

The $18.2 million of cash used in operating activities in the first nine months of fiscal 2013 included payments for the Benefit Equalization Plan and Supplemental Executive Retirement Plan of $4.5 million and $6.3 million in restructuring. Also contributing to the use of cash were the annual bonus payments of $1.8 million and $6.1 million from deferred revenue for services performed during the period.

Cash flow provided by investing activities from continuing operations. In fiscal 2014, the $22.7 million in cash provided by investing activities was primarily comprised of $36.0 million net proceed from the sale of RSG, offset by $1.8 million paid for the acquisition of TMC, $3.2 million used for the enhancement of internal use software and purchase of property and equipment and $8.2 million for the development of proprietary software.

In the first nine months of fiscal 2013, the $1.0 million in cash provided by investing activities was primarily comprised of the $4.3 million in funds from the marketable securities (Rabbi Trust), offset by $1.5 million used for the purchase of leasehold improvements and computer equipment and $1.8 million for the development of proprietary software. The funds from the Rabbi Trust were used to settle employee benefit obligations.

Cash flow used in financing activities from continuing operations.  During the first nine months of fiscal 2014, the $0.5 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

The $0.3 million in cash used in financing activities in the first nine months of fiscal 2013 was related to shares withheld for income taxes on the vesting or exercise of stock compensation awards and principal payments on capital lease obligations.

Contractual Obligations

As of December 31, 2013, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2013.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2013. There have been no material changes in our significant accounting policies and estimates since March 31, 2013 except as noted in Note 2, Summary of Significant Accounting Policies.

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

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses.  On January 9, 2014, the court issued its preliminary approval of a settlement of the lawsuit pursuant to which we would pay a gross settlement in the amount of approximately $1.5 million.  The final approval hearing for the settlement has been set for May 20, 2014.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets

at December 31, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	February 7, 2014	/s/Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)