Form 10-K
period 2014-03-31
AGILYSYS INC
filed 2014-06-04
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2013 was $175,194,390.

As of May 23, 2014, 22,466,499 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2014

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

Part I

Item 1. Business.

Overview
We are a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. We specialize in market-leading point-of-sale (POS), property management, inventory and procurement, workforce management and mobile and wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA and offices in Singapore, Hong Kong and Malaysia. Agilysys is comprised of a single operating segment and operates as a pure play software-driven solutions provider to the hospitality industry.

Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202 and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2014 refers to the fiscal year ended March 31, 2014.

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

In calendar 2007, we divested KeyLink Systems and exited the enterprise computer distribution business. We used the proceeds from that sale to return cash to shareholders and fund a number of acquisitions that broadened our solutions and capabilities portfolios. We acquired InfoGenesis and Visual One Systems Corp. in calendar 2007, significantly expanding our specialized offerings to the hospitality industry through enterprise-class, POS and software solutions tailored for a variety of applications in cruise, golf, spa, gaming, lodging, resort, and catering. These offerings feature highly intuitive, secure and robust solutions, easily scalable across multiple departments or property locations. In fiscal 2008, we began reporting three primary operating segments: Hospitality Solutions Group (HSG), Retail Solutions Group (RSG) and Technology Solutions Group (TSG).

In fiscal 2012, we sold our TSG segment and restructured our business model to focus on higher-margin, profitable growth opportunities in the hospitality and retail sectors. We also reduced our real-estate footprint and lowered overhead costs by relocating corporate services from Solon, Ohio to Alpharetta, Georgia, thus moving our senior management team closer to our operating units.

On June 10, 2013, we acquired the assets of TimeManagement Corporation, a privately-owned Minneapolis-based provider of enterprise-wide software and service solutions that streamline workforce management environments for hospitality operators.

On July 1, 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P. Following completion of the transaction, our business is focused exclusively on our HSG business and the growth opportunities in the market.

On March 31, 2014, we announced the sale of our United Kingdom business entity (UK entity) to Verteda Limited (Verteda), led by the Company’s former European management team. In connection with the sale, we have entered into a multi-year distribution agreement, whereby Verteda will distribute certain Agilysys products within the U.K. marketplace. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

Products, Support and Professional Services

We are a leading developer and marketer of end-to-end technology solutions for the hospitality industry, including: hardware and software products; support, maintenance and subscription services; and, professional services. Areas of specialization are POS, property management, inventory and procurement, workforce management, and mobile and wireless solutions designed to streamline operations, improve efficiency and enhance the guest experience.

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue from continuing operations for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2014	2013	2012
Products	$34,629	$31,030	$23,694
Support, maintenance and subscription services	53,169	49,110	45,405
Professional services	13,463	13,868	12,952
Total	$101,261	$94,008	$82,051

Products: Products revenue includes remarketed hardware and proprietary and remarketed software that is deployed as an integral component of the solutions we provide. Our proprietary product suite is comprised of:

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

•
Agilysys Insight™ Mobile Manager is a mobile dashboard application that enables hotel managers to quickly view key property information - including arrivals and departures, VIPs, total guests, housekeeping, revenue and groups - from a mobile device. It is supported by iPad®, iPad mini and iPhone® mobile devices and integrates fully with the Agilysys LMS property management solution.

Point-of Sale

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

•
Agilysys InfoGenesis™ Mobile is a mobile POS solution that seamlessly integrates with Agilysys InfoGenesis POS software. The application is reliable and easy to learn, with a user interface that's simple to use and configure. Users can tap, drag or swipe using an intuitive multi-touch interface to create and tender checks. Orders are automatically sent to the kitchen, enabling faster service and increased table turns. InfoGenesis Mobile is a flexible, cost-effective tool that helps service teams become more efficient and productive. Simplified ordering and faster guest service provides a competitive edge in a crowded marketplace.

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

•
Agilysys InfoGenesis Flex is a mobility solution that offers full POS functionality on the ThinkPad Tablet 2 from Lenovo. It provides a sleek, modern alternative to traditional POS installations and can be used as a slim fixed terminal or as a convertible simply by removing the tablet from its base.

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

Inventory and Procurement

•
Agilysys Eatec® provides core purchasing, inventory, recipe, forecasting, production and sales analysis functions and is unique in offering catering, restaurant, buffet management and nutrition modules in a single web-enabled solution.

•	Agilysys EatecTouch is an optional software applet that operates on any MicroSoft®Windows®-based POS terminal, providing users with access to the Eatec application from any terminal location.

•
Agilysys EatecPocket is a Microsoft Windows Mobile compatible application designed to work on a handheld wireless device, enabling users to perform inventory transactions. The software incorporates barcode scanner functionality for mobile updates of the database.

•
Agilysys Stratton Warren System (SWS) integrates with all leading financial and POS software products. The software manages the entire procurement process via e-commerce, from business development to the management of enterprise-wide backend systems and daily operations.

•
Agilysys SWS Direct is an add-on module for SWS that provides a convenient, efficient and intuitive shopping cart experience to SWS users. SWS Direct streamlines operations, provides enhanced bidding and request for pricing services, and offers supplier registration tools and self-service maintenance capabilities.

Eatec and Stratton Warren System solutions are available through traditional software licensing or via subscription.

Workforce Management

•
The Agilysys Workforce Management Solution™ (WMx™) is a comprehensive enterprise-level labor management solution that helps hospitality organizations improve the efficiency and productivity of their workforce. WMx offers tools for performance-based scheduling, dynamic labor forecasting, embedded workflow for employee hiring, employee self-service, multiple time capture solutions and seamless integration to numerous POS, PMS, inventory and payroll systems.

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

Support, Maintenance and Subscription Services: Contracted technical support, maintenance and subscription services are a significant portion of our consolidated revenue and typically generate higher profit margins than products revenue. Growth has been driven by a strategic focus on developing and promoting these offerings while market demand for maintenance services and updates that enhance reliability, as well as the desire for flexibility in purchasing options, continue to reinforce this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on- and off-premise.

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

Representative Agilysys clients include:

AVI Foodsystems, Inc.	Copper Mountain	Royal Caribbean International
Banner Health	The Cosmopolitan of Las Vegas	Royal Lahaina Resort
Benchmarc Restaurants	CSU Fullerton Auxiliary Services Corporation	Sands Casino Resort Bethlehem
Black Rock Resort	Hialeah Park	SAVOR
Boyd Gaming Corporation	Ho-Chunk Gaming	The Sea Pines Resort
BR Guest Hospitality	Maryland Live! Casino	Sugar Factory
The Breakers Palm Beach	Norwegian Cruise Line	The Venetian Resort Hotel Casino
The Broadmoor's Ranch at Emerald Valley	Oxford Casino	Vail Resorts
Caesars Entertainment	Pinehurst Resort	Valley View Casino & Hotel
Cannizaro House	Pinnacle Entertainment	Vanderbilt University
Casino del Sol	Rosen Hotels & Resorts	Yale University

Industry and Markets

The hospitality industry encompasses a wide variety of market sectors and customers. We operate extensively throughout North America, Europe and Asia and maintain additional sales and support offices in Singapore, Hong Kong and Malaysia. Sales to customers outside of the United States represent approximately 5% of total sales.

The hospitality industry is made up of a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadiums, and arenas, among others. The industry is highly fragmented. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to Smith Travel Research, the U.S. lodging industry generated approximately $122 billion in room revenue in calendar 2013, with an average of approximately

62.3% of approximately 4.9 million available rooms occupied. This compares with 61.4% in 2012 and a market-cycle peak occupancy rate of 63.1% in 2006. Travelers booked a record 1.1 billion U.S. room nights in 2013, up approximately 1% from 2012.

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

We have a significant customer base in the commercial casino and gaming sector. According to the American Gaming Association, over 30% of the U.S. adult population visited a casino at least once in 2012. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the business market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing PMS systems to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as modern facilities evolve toward cashless operations and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. According to the Cruise Industry Overview-2013 State of the Cruise Industry report and Cruise Market Watch, cruise lines continued the growth trends of 2012 in 2013. The worldwide cruise ship fleet currently stands at 292 ships, up from 284 in 2012 and the current order book, which extends through 2016, includes 17 new builds. The industry carried nearly 21 million passengers in 2013, up from 20.3 million passengers in 2012.

Customers

Our customers include large, medium-sized and boutique companies, and divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important, particularly in the lodging, casino, destination resort, cruise line, foodservice industries where competition for guest recruitment is intense. Our current customer base is highly fragmented, with no single customer representing more than 10% of consolidated revenue from continuing operations.

Seasonality

We have traditionally experienced seasonal revenue weakness during our fiscal first quarter ending June 30. Additionally, the timing of large one-time orders, such as those associated with significant remarketed product sales around large customer refresh cycles or significant volume rollouts, occasionally creates volatility in our quarterly results.

Competition

Our solutions face a highly competitive market. Competition exists with respect to developing and maintaining relationships with customers, pricing for products and solutions, and customer support and service.

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include MICROS Systems, Inc., NCR, Par Technology and Infor. We also compete with software companies like IDeaS Revenue Solutions, POSitouch, Northwind and Xpient Solutions. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of May 23, 2014, we had 474 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

Our software may be used in connection with processing sensitive data (e.g., credit card numbers). It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements and that we take appropriate security measures to reduce the possibility of breach through our support and other systems, we cannot assure that our customers' systems will not be breached, or that all unauthorized access can be prevented. If a customer, or other person, seeks redress from us as a result of a security breach, our business could be adversely affected.

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

We may incur goodwill, intangible asset and capitalized software development impairment charges that adversely affect our operating results.

We review our goodwill, intangible assets and capitalized software development costs for impairment on at least an annual basis. During the fourth quarter of fiscal 2012, we concluded that certain software developed technology was no longer available for sale. As a result we recorded an impairment charge of $9.8 million, which impacted our operations. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to further write down the carrying value of goodwill, intangible assets or capitalized software development in the future.

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

Risks Relating to the Industries We Serve

Our business depends to a significant degree on the hospitality industry and a weakening could adversely affect our business and results of operations.

Because our customer base is concentrated in the hospitality industry, our business is largely dependent on the health of that industry. Our sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy.  Instabilities or downturns in the hospitality industry could disproportionately impact our revenue, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products. A general downturn in the hospitality industry could disproportionately impact our revenue, as clients may exit the industry or delay, cancel or reduce planned expenditures for our products.

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

Consolidation in the hospitality industry could adversely affect our business.

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. The hospitality industry has experienced recent consolidations, including the hotel and casino sectors of the industry. Although recent consolidations in the hospitality industry has not materially adversely affected our business, there is no assurance that future consolidation will not have such affect. For example, if one of our current customers merges or consolidates with a company that relies on another provider's products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect our business.

Risks Relating to Our Stock

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2014, the trading price of our common stock ranged from a high of $15.50 to a low of $9.83. The volatility of our stock price may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Agilysys' corporate services are located in Alpharetta, Georgia where we lease approximately 23,000 square feet of office space. In addition, we lease approximately 27,000 square feet of office space in Las Vegas, Nevada and 10,895 square feet of office space in Bellevue, Washington. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3.  Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys’ fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses.  On May 19 2014, the court approved a settlement of the lawsuit pursuant to which we paid a gross settlement in the amount of approximately $1.5 million, which was included in "Accrued Liabilities" on our Consolidated Balance Sheets, and the lawsuit was dismissed.

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

Fiscal 2014	High	Low
Fourth quarter	$15.50	$12.00
Third quarter	$14.06	$10.74
Second quarter	$12.65	$10.84
First quarter	$14.24	$9.83

Fiscal 2013	High	Low
Fourth quarter	$10.05	$8.21
Third quarter	$8.78	$7.23
Second quarter	$9.05	$8.00
First quarter	$9.25	$6.81

The closing price of the common shares on May 23, 2014, was $14.24 per share. There were 1,883 shareholders of record.

We did not pay dividends in fiscal 2014 or 2013 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 5045-Computer and Computer Peripheral Equipment and Software for the period March 31, 2009 through March 31, 2014. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2009	2010	2011	2012	2013	2014
Agilysys, Inc.	$100.00	$262.72	$135.02	$211.47	$233.82	$315.21
Russell 2000	$100.00	$162.64	$204.59	$204.21	$237.58	$296.73
Peer Group	$100.00	$146.47	$177.70	$156.93	$149.35	$209.35

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data.

The following selected consolidated financial and operating data was derived from our audited consolidated financial statements and the current and prior period operating results of our UK entity, RSG and TSG have been classified within discontinued operations for all periods presented as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	Year ended March 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Operating results
Net revenue	$101,261	$94,008	$82,051	$88,085	$79,843
Gross profit	64,040	57,619	49,626	51,484	48,382
Operating loss	(6,188)	(9,307)	(45,840)	(21,989)	(16,531)
Loss from continuing operations, net of taxes	(2,895)	(6,214)	(37,493)	(23,558)	(8,827)
Income (loss) from discontinued operations, net of taxes	19,992	4,916	14,710	(31,917)	12,374
Net income (loss)	$17,097	$(1,298)	$(22,783)	$(55,475)	$3,547

Per share data (1)
Basic and diluted
Loss from continuing operations	$(0.13)	$(0.28)	$(1.67)	$(1.03)	$(0.39)
Income (loss) from discontinued operations	0.90	0.22	0.65	(1.41)	0.54
Net (loss) income	$0.77	$(0.06)	$(1.02)	$(2.44)	$0.15

Weighted-average shares outstanding - basic and diluted	22,135	21,880	22,432	22,785	22,627

Balance sheet data at year end
Cash and cash equivalents	$99,566	$82,444	$95,511	$73,202	$64,359
Working capital	81,711	72,122	76,286	83,005	88,977
Total assets (2)	190,895	197,498	204,464	312,398	330,371
Total debt	335	86	384	1,211	642
Total shareholders’ equity	132,873	113,856	114,438	148,104	198,924

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

The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 15 of this Annual Report titled, "Financial Statements and Supplementary Data." Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 3 of this Annual Report and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. We specialize in the development of market-leading point-of-sale (POS), property management, inventory & procurement, workforce management and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Food Service Management; and Restaurants, Universities, Stadia, and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

We operate extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA and APAC offices in Singapore, Hong Kong and Malaysia.

Following the divestiture of the Technology Solutions Group (TSG) in August 2011, the Retail Solutions Group (RSG) in July 2013 and our United Kingdom business entity (UK entity) in March 2014, Agilysys operates as one operating segment and as a pure play software-driven solutions provider to the hospitality industry. The sale of TSG, RSG and the UK entity each represented the disposal of a component of an entity. As such, the operating results of TSG, RSG and the UK entity have been reported as a component of discontinued operations in the Consolidated Financial Statements for the periods presented (see Note 4).

Our top priority is increasing shareholder value by improving operating and financial performance and profitability growing the business through superior products and services. To that end, we expect to invest a certain portion of our cash on hand to develop and market new software products, to fund enhancements to existing software products, to expand our customer breadth, both vertically and geographically, and to make select acquisitions.

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
•    Diversifying our customer base across industries and geographies.
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

Matters Affecting Comparability

On August 1, 2011, we completed the sale of TSG to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together OnX). For financial reporting purposes, TSG’s operating results for all periods presented were classified within discontinued operations.

On July 1, 2013 we completed the sale of RSG to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P. For financial reporting purposes, RSG’s operating results for all periods presented were classified within discontinued operations.

On March 31, 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company. In connection with the sale, we have entered into a multi-year distribution agreement, whereby Verteda will distribute certain Agilysys products within the U.K. marketplace. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. For financial reporting purposes, the UK entity operating results for all period presented were classified within discontinued operations.

Accordingly, the discussion and analysis presented below, reflects the continuing business of Agilysys.

Results of Operations

Fiscal 2014 Compared with Fiscal 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2014 and 2013:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$34,629	$31,030	$3,599	11.6%
Support, maintenance and subscription services	53,169	49,110	4,059	8.3%
Professional services	13,463	13,868	(405)	(2.9)%
Total net revenue	101,261	94,008	7,253	7.7%
Cost of goods sold:
Products, inclusive of developed technology amortization	17,027	17,109	(82)	(0.5)%
Support, maintenance and subscription services	10,786	10,326	460	4.5%
Professional services	9,408	8,954	454	5.1%
Total cost of goods sold	37,221	36,389	832	2.3%
Gross profit	64,040	57,619	6,421	11.1%
Gross profit margin	63.2%	61.3%
Operating expenses:
Product development	25,212	23,892	1,320	5.5%
Sales and marketing	14,059	13,350	709	5.3%
General and administrative	20,750	20,984	(234)	(1.1)%
Depreciation of fixed assets	2,074	2,137	(63)	(2.9)%
Amortization of intangibles	6,414	3,284	3,130	95.3%
Asset impairments and related charges	327	120	207	nm
Legal settlements	—	1,664	(1,664)	nm
Restructuring, severance and other charges	1,392	1,495	(103)	(6.9)%
Operating loss	$(6,188)	$(9,307)	$3,119	(33.5)%
Operating loss percentage	(6.1)%	(9.9)%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2014	2013
Net revenue:
Products	34.2%	33.0%
Support, maintenance and subscription services	52.5	52.2
Professional services	13.3	14.8
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	16.8	18.2
Support, maintenance and subscription services	10.7	11.0
Professional services	9.3	9.5
Total net cost of goods sold	36.8	38.7
Gross profit	63.2	61.3
Operating expenses:
Product development	24.9	25.4
Sales and marketing	13.9	14.2
General and administrative	20.5	22.3
Depreciation of fixed assets	2.0	2.3
Amortization of intangibles	6.3	3.5
Asset impairments and related charges	0.3	0.1
Legal settlements	—	1.8
Restructuring, severance and other charges	1.4	1.6
Operating loss	(6.1)%	(9.9)%

Net revenue.  Total revenue increased $7.3 million, or 7.7%, in fiscal 2014 compared to fiscal 2013. Products revenue increased $3.6 million, or 12%, as a result of continued organic growth in our proprietary software licenses and remarketed product revenue. Support, maintenance and subscription services revenue increased $4.1 million, or 8.3%, as a result of continued focus on selling subscription based hosting revenue, and ongoing support from our growing proprietary product sales. This is offset by a reduction in remarketed support revenue due to a strategic change in one of our third party providers that lowered our costs and the costs to our customers in fiscal 2014. Professional services revenue remained relatively flat.

Gross profit and gross profit margin. Our total gross profit increased $6.4 million, or 11.1%, in fiscal 2014 and total gross profit margin increased 190 basis points to 63.2%. Products gross profit increased $3.7 million and gross profit margin increased 600 basis points to 50.8% mainly as a result of certain developed technology amortization reaching its useful life during fiscal 2013 and the continued focus on higher margin proprietary software sales which made up a larger portion of total product sales in fiscal 2014 compared to fiscal 2013. Developed technology amortization was $0.3 million and $0.8 million in fiscals 2014 and 2013, respectively. Support, maintenance and subscription services gross profit increased $3.6 million and gross profit margin increased 70 basis points to 79.7% due to economies of scale. Professional services gross profit decreased $0.9 million and gross profit margin decreased 530 basis points to 30.1% as a result of higher cost of labor required to meet the needs of certain customer installations.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges, legal settlements and restructuring, severance and other charges, increased $4.9 million, or 7.6%, in fiscal 2014 compared with fiscal 2013.

Product development.  Product development increased $1.3 million, or 5.5% in fiscal 2014 compared with fiscal 2013. This increase is driven by the continued investment in internal and third party resources to enhance the existing products as well as the early stage development of our future platforms. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $13.7 million and $4.9 million during fiscal 2014 and 2013, respectively.

Sales and marketing.  Sales and marketing increased $0.7 million, or 5.3%, in fiscal 2014 compared with fiscal 2013. The increase is due to continued investment in domestic sales resources and incremental incentive compensation expense incurred in fiscal 2014 to finalize fiscal 2013 compensation plans.

General and administrative.  General and administrative decreased $0.2 million, or 1.1%, in fiscal 2014 compared to fiscal 2013. This is a result of initiatives implemented with the sale of RSG, which resulted in lower employee related costs and certain efficiencies in back-office processes, offset by certain software license fees incurred in the third quarter of fiscal 2014 that are not expected to recur.

Depreciation of fixed assets.  Depreciation of fixed assets was relatively flat for fiscal 2014 compared to fiscal 2013.

Amortization of intangibles.  In October 2013, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $3.2 million in fiscal 2014 of additional amortization in connection with this acceleration. The existing ERP system will be fully amortized as of June 30, 2014. Excluding the accelerated portion, amortization of intangibles remained relatively flat.

Asset impairment and related charges. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired the entire asset and $0.3 million was recorded as an impairment charge. During fiscal 2013, we recorded $0.1 million of additional impairment charges from the fiscal 2012 impairment of certain developed technologies.

Legal settlements. During the fourth quarter of fiscal 2013, we recorded $1.7 million in legal settlements related to pending lawsuits.

Restructuring, severance and other charges. In fiscal 2014, following the sale of RSG, we recorded restructuring charges for severance and related employee benefits for a restructuring plan of approximately $0.7 million in order to better align corporate functions with our HSG operating unit and to reduce costs. We also initiated a sales and marketing restructuring plan in order to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances. We recorded restructuring charges for severance and related employee benefits of approximately $0.6 million related to the sales and marketing restructuring.

In fiscal 2013, we recorded additional expense of $1.1 million for severance and benefits related to the fiscal 2012 restructuring activity. In addition, we recorded $0.3 million in severance costs during the second quarter of fiscal 2013.

Our restructuring activities are expected to be completed in the first half of fiscal 2015 and should total less the $1.0 million. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other (income) expenses:
Interest income	$(123)	$(13)	$110	nm
Interest expense	184	266	82	30.8%
Other income, net	(863)	(228)	635	nm
Total other (income) expenses, net	$(802)	$25	$827	nm

nm - not meaningful

Interest income.  Interest income increased during fiscal 2014 compared to fiscal 2013 as a result of higher interest earned in fiscal 2014 from our interest bearing cash accounts and interest received from the redemption of a company owned life insurance policy.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in fiscal 2014 compared to fiscal 2013 due to expiration and non-renewal of certain capital leases.

Other income, net.  Other income increased in fiscal 2014 compared to fiscal 2013 primarily due to the gain on the redemption of a company owned life insurance policy of approximately $0.6 million.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Income tax benefit	$(2,491)	$(3,118)	$(627)	nm
Effective tax rate	46.2%	33.4%

nm - not meaningful

For fiscal 2014 and 2013, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve in fiscal year 2015 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be reduced in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Fiscal 2013 Compared to Fiscal 2012

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2013 and 2012:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2013	2012	$	%
Net revenue:
Products	$31,030	$23,694	$7,336	31.0%
Support, maintenance and subscription services	49,110	45,405	3,705	8.2%
Professional services	13,868	12,952	916	7.1%
Total net revenue	94,008	82,051	11,957	14.6%
Cost of goods sold:
Products, inclusive of developed technology amortization	17,109	13,362	3,747	28.0%
Support, maintenance and subscription services	10,326	10,342	(16)	(0.2)%
Professional services	8,954	8,721	233	2.7%
Total cost of goods sold	36,389	32,425	3,964	12.2%
Gross profit	57,619	49,626	7,993	16.1%
Gross profit margin	61.3%	60.5%
Operating expenses:
Product development	23,892	21,847	2,045	9.4%
Sales and marketing	13,350	13,857	(507)	(3.7)%
General and administrative	20,984	27,286	(6,302)	(23.1)%
Depreciation of fixed assets	2,137	3,963	(1,826)	(46.1)%
Amortization of intangibles	3,284	3,585	(301)	(8.4)%
Asset impairments and related charges	120	9,681	(9,561)	nm
Legal settlements	1,664	—	1,664	nm
Restructuring, severance and other charges	1,495	15,247	(13,752)	(90.2)%
Operating loss	$(9,307)	$(45,840)	$36,533	(79.7)%
Operating loss percentage	(9.9)%	(55.9)%
nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2013	2012
Net revenue:
Products	33.0%	28.9%
Support, maintenance and subscription services	52.2	55.3
Professional services	14.8	15.8
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	18.2	16.3
Support, maintenance and subscription services	11.0	12.6
Professional services	9.5	10.6
Total cost of goods sold	38.7	39.5
Gross profit	61.3	60.5
Operating expenses:
Product development	25.4	26.6
Sales and marketing	14.2	16.9
General and administrative	22.3	33.3
Depreciation of fixed assets	2.3	4.8
Amortization of intangibles	3.5	4.4
Asset impairments and related charges	0.1	11.8
Legal settlements	1.8	—
Restructuring, severance and other charges	1.6	18.6
Operating loss	(9.9)%	(55.9)%

Net revenue.  Total net revenue increased $12.0 million, or 14.6%, during fiscal 2013 compared to fiscal 2012. The $7.3 million, or 31.0%, increase in products revenue was the result of a couple of large remarketed product sales, continued organic growth in our proprietary software licenses and the negative impact in fiscal 2012 of certain errors identified in the manner in which we recognized revenue for certain software license and professional services arrangements in prior periods. The out of period impact for errors accumulated in fiscal 2012 was approximately $1.2 million. The $3.7 million, or 8.2%, increase in support, maintenance and subscription services was the result of continued focus on selling subscription based services revenue which is typically recognized over a five year period, and ongoing support from proprietary products. The $0.9 million, or 7.1%, increase in professional services is due to timing of customer installations.

Gross profit and gross profit margin.  Total gross profit increased $8.0 million, or 16.1%, in fiscal 2013 while total gross profit margin was 61.3%. Products gross profit increased $3.6 million and gross profit margin increased 130 basis points to 44.9% mainly as a result of an increase in proprietary software sales which carry a higher margin, partially offset by a couple of large lower-margin remarketed products sales during the last half of fiscal 2013 which negatively impacted our overall margin by 5 basis points. Support, maintenance and subscription services gross profit increased $3.7 million and gross profit margin increased 180 basis points to 79.0% due to economy of scale. Professional services gross profit increased $0.7 million and gross profit margin increased 270 basis points as a result of of efficient management of project labor within implementation services.

Operating expenses

Operating expenses, excluding the charges for asset impairments and related charges, legal settlements and restructuring, severance and other charges, decreased $6.9 million, or 9.8%, in fiscal 2013 compared with fiscal 2012.

Product development.  Product development includes all costs associated with research and development. Product development increased $2.0 million, or 9.4% in fiscal 2013 compared with fiscal 2012. This increase is driven by the continued investment in internal and external resources to enhance the existing products and the early stage development of our future platforms. We capitalized approximately $4.9 million and $2.5 million during fiscal 2013 and 2012, respectively.

Sales and marketing.  Sales and marketing decreased $0.5 million, or 3.7% in fiscal 2013 compared with fiscal 2012. The decrease is associated with the savings realized from the fiscal 2012 restructuring.

General and administrative.  General and administrative decreased $6.3 million, or 23.1%, in fiscal 2013 compared to fiscal 2012. This is a result of lower employee related costs created by efficiencies in back-office processes generated through the fiscal 2012 restructuring, offset by an increase in operating expenses associated with investments in resources to improve operational efficiencies.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $1.8 million driven by our Corporate Services facility relocating from Solon, Ohio to Alpharetta, Georgia and the closures of Emeryville, California and Frederick, Maryland in the fourth quarter of fiscal 2012.

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

Restructuring, severance and other charges.  Restructuring, severance and other charges decreased $13.8 million in fiscal 2013 compared to fiscal 2012. In fiscal 2012, we announced restructuring actions and recorded $10.9 million in restructuring charges, primarily comprised of severance and related benefits, and we incurred $4.4 million of accelerated depreciation due to the relocation of our previous corporate services in Solon, Ohio location and closing our facilities in Emeryville, California and Frederick, Maryland. In fiscal 2013, we recorded an additional $1.1 million restructuring charges associated with the remaining severance and related benefits of the fiscal 2012 restructuring charge. In addition, we recorded $0.3 million in severance costs during the second quarter. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Other (income) expenses
Interest income	$(13)	$(103)	$(90)	(87.4)%
Interest expense	266	943	677	71.8%
Other income, net	(228)	(6)	222	nm
Total other expenses, net	$25	$834	$809	97.0%

nm - not meaningful

Interest income.  Interest income decreased during fiscal 2013 compared to fiscal 2012 as a result of higher interest earned in fiscal 2012 from our interest bearing cash accounts.

Interest expense. Interest expense consists of costs associated with capital leases, loans on corporate-owned life insurance policies and the amortization of deferred financing fees. Interest expense decreased $0.7 million during fiscal 2013 compared to fiscal 2012 primarily driven by the credit facility we terminated in July 2011 which resulted in immediate expense of approximately $0.4 million in unamortized deferred financing fees related to the credit facility.

Other expenses, net.  In fiscal 2013 compared to fiscal 2012, the decrease of other expenses primarily consists of losses recognized in connection with our marketable securities (Rabbi Trust), partially offset by movements in foreign currencies relative to the U.S. dollar and gains related to change in surrender value of company-owned life insurance policies.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2013	2012	$	%
Income tax benefit	$(3,118)	$(9,181)	$(6,063)	nm
Effective tax rate	33.4%	19.7%

nm - not meaningful

For fiscal 2013 and 2012, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increased in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

Acquisitions
On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next five years and payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations. The operations of the purchased business have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our Consolidated Financial Statements or related disclosures.
Additional information regarding the acquisition is provided in Note 3 to the Consolidated Financial Statements titled, Acquisitions.

Discontinued Operations

UK Entity – Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. In connection with the sale, we have entered into a multi-year distribution agreement, whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. The sale of our UK entity represented a disposal of a component of an entity. As such, the operating results of the UK entity have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the UK entity are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

RSG – Fiscal 2014

In July 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $37.6 million in cash, including a working capital adjustment of $3.1 million. Upon the close of the transaction, the aggregate purchase price was reduced by fees of approximately $1.6 million for transaction related costs, resulting in net proceeds received of approximately $36.0 million. In addition to the purchase agreement, we entered into a transition services agreement with Kyrus, under which we provided certain transitional administrative and support services to Kyrus through January 31, 2014. The sale of RSG represented a disposal of a component of an entity. As such, the operating results of RSG have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the RSG business are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

TSG – Fiscal 2012

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

Additional information regarding the discontinued operations is provided in Note 4 to the Consolidated Financial Statements titled, Discontinued Operations.

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

Fiscal 2014 Restructuring Activity

Q1 - In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. These restructuring activities were completed in fiscal 2014. We recorded $0.7 million in restructuring charges during fiscal 2014, comprised of severance and other employee related benefits. As of March 31, 2014, there was no further liability for the Q1 fiscal 2014 restructuring activity.

Q4 - In the fourth quarter of fiscal 2014, we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. We recorded approximately $0.6 million in restructuring charges during fiscal 2014, comprised of severance and other employee related benefits. As of March 31, 2014, we had a remaining liability of approximately $0.5 million recorded for the Q4 fiscal 2014 restructuring activity. During the first half of fiscal 2015, we plan to complete the restructuring and expect to incur less than $1.0 million in additional restructuring charges.

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.1 million in restructuring charges, of which $1.1 million was recorded in the fiscal 2013, related to the fiscal 2012 restructuring activity. These charges were primarily comprised of severance and related benefits. As of March 31, 2014, there was no further liability for fiscal 2012 restructuring activity.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity of which $32,000 were recorded in fiscal 2014, related to the 2009 restructuring activity. These charges were comprised of facilities expenses. As of March 31, 2014, there was no further liability for fiscal 2009 restructuring activity.

Additional information regarding restructuring charges is provided in Note 5 to the Consolidated Financial Statements titled, Restructuring Charges.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2014. We believe that cash flow from operating activities, cash on hand of $99.6 million as of March 31, 2014 and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2014 and March 31, 2013, our total debt was approximately $0.3 million and $0.1 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2014, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less, including investments in commercial paper, of which 93% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Year ended March 31,
(In thousands)	2014	2013	2012
Net cash provided by (used in) continuing operations:
Operating activities	$1,384	$(13,050)	$(12,679)
Investing activities	17,724	(2,199)	60,443
Financing activities	(883)	(500)	(15,413)
Effect of exchange rate changes on cash	(44)	(21)	5
Cash flows provided by (used in) continuing operations	18,181	(15,770)	32,356
Cash flows (used in) provided by discontinued operations	(1,546)	1,114	(9,123)
Net increase (decrease) in cash and cash equivalents	$16,635	$(14,656)	$23,233

Cash flow provided by (used in) operating activities from continuing operations. Cash flows provided by operating activities were $1.4 million in fiscal 2014.  This was mainly the result of our income after adding back certain non-cash items, including $10.9 million in depreciation, amortization which includes $3.2 million of accelerated amortization for the sun setting of our current ERP system, and stock-based compensation. This is offset by a $7.8 million increase in accounts receivable and a $2.7 million impact of the tax provision on taxes payable.

Cash flows used in operating activities were $13.1 million in fiscal 2013.  The use of cash included $11.2 million of non-recurring payments; $4.5 million for BEP and SERP payments and $6.7 million in restructuring, severance and other charges. Also contributing to the use of cash is the decrease in deferred revenue of $5.1 million and a $3.0 million impact of the tax provision on taxes payable.  This is offset by the increase in adjustments to net loss of $9.5 million related to legal settlements, depreciation and amortization and stock based compensation.  Additional offsets to the use of cash include an increase in accounts payable of $1.6 million related to the purchase of products to support the large remarketed product sales.

Cash flows used in operating activities in fiscal 2012 were $12.7 million. Significant non-cash adjustments to the losses from continuing operations were $9.7 million in asset impairments and related charges, $9.8 million in depreciation and amortization expenses, $9.4 million in restructuring and related charges net of payments and $2.4 million in share-based compensation expense. Significant changes in operating assets and liabilities primarily consisted of a $7.8 million increase in deferred revenue offset by a $6.0 million impact of the tax provision on taxes payable. Included in the changes to operating assets and liabilities was the payment of $5.0 million for employee related benefit plans.  The improvement driven by deferred revenue is the result of increased sales in ongoing maintenance, support and subscription revenue, mainly within the HSG operating segment.

Cash flow provided by (used in) investing activities from continuing operations. In fiscal 2014, the $17.7 million in cash flows provided by investing activities were primarily comprised of $35.8 million net proceeds from the sale of RSG and our UK entity, offset by $1.8 million paid for the acquisition of TMC, $12.2 million was used for the development of proprietary software and $4.0 million for the enhancement of internal use software and the purchase of property and equipment.

In fiscal 2013, the $2.2 million in cash used in investing activities was primarily comprised of $3.9 million used for the development of proprietary software and $2.5 million used for the purchase of property and equipment, offset by $4.3 million in funds from the sale of marketable securities (Rabbi Trust).  The funds from the Rabbi Trust were used to settle employee benefit obligations.

In fiscal 2012, the $60.4 million in cash provided by investing activities was primarily comprised of $55.8 million in net proceeds received from the sale of TSG and $9.2 million in proceeds from our investment in marketable securities, which were used to settle employee benefit obligations, partially offset by $2.6 million used for the development of proprietary software and $2.2 million used for the purchase of property and equipment, primarily for the build out of corporate facilities space in Alpharetta, Georgia.

Cash flow used in financing activities from continuing operations.  In fiscal 2014, the $0.9 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and exercise costs related to equity awards and payments of capital lease obligations.

In fiscal 2013, the $0.5 million used in financing activities was primarily comprised of payments on capital lease obligations and the repurchase of shares to satisfy employee tax withholding related to equity awards.

In fiscal 2012, the $15.4 million used in financing activities was comprised of $13.2 million for repurchases of our common shares, $1.4 million for the repurchases of our common shares to satisfy employee tax withholding on the vesting or exercise of stock compensation awards and $1.0 million for payments on capital lease obligations.

Investments
Investments in Corporate-Owned Life Insurance Policies and Marketable Securities

Agilysys invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of certain employee benefit plans. Our investment in corporate-owned life insurance policies was recorded at their cash surrender value, which approximates fair value, at the balance sheet date. As of March 31, 2014 we had a receivable of $2.0 million in “Other current assets” which represented the death benefit due to us for one of these policies.  The cash surrender value of $2.4 million for the remaining policies were held in “Other non-current assets” at the balance sheet dates. In additions, certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we split a portion of the policy benefits with the former executive's designated beneficiary.

In fiscal 2012, Agilysys' investment in marketable equity securities were held within the Rabbi Trust and classified as available for sale. However, these investments were restricted by the terms of the Rabbi Trust agreement and could only be used to satisfy the benefit obligations of our nonqualified benefit plans or to satisfy the obligations of our general creditors under an insolvency. The benefit obligations were fulfilled in April 2012 and the Rabbi Trust was subsequently closed. Additional information regarding the investments in corporate-owned life insurance policies and marketable securities is provided in Note 12, Employee Benefit Plans, in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2014.

(In thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Operating leases (1)	$8,636	$2,674	$3,122	$1,710	$1,130
Contingent consideration	1,739	127	572	572	468
Restructuring liabilities	534	534	—	—	—
Capital leases	354	49	286	19	—
Asset retirement obligation	463	25	438	—	—
Total contractual obligations (2)	$11,726	$3,409	$4,418	$2,301	$1,598

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 13, Commitments and Contingencies.

(2)
At March 31, 2014, we had a $2.6 million liability reserve for unrecognized income tax positions which is not reflected in the table above.  The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities.   Additional information regarding unrecognized tax positions is provided in Note 11 to the Consolidated Financial Statements titled, Income Taxes.

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

We also offer proprietary and third-party support to our customers. Support generally includes: support and maintenance of software and hardware products and subscription services. Revenue relating to proprietary support services is recognized evenly over the coverage period of the underlying agreement within support, maintenance and subscription revenue. In instances where we offer third-party support contracts to our customer, and the supplier is determined to be the primary obligor in the transaction, we report revenue at the time of the sale, only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.

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

We recorded a valuation allowance of $73.0 million as of March 31, 2014 and $73.6 million as of March 31, 2013, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. Our income taxes are described further in Note 11 to Consolidated Financial Statements titled, Income Taxes.

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

For fiscal 2014 and 2013, we conducted a qualitative assessment (Step Zero Analysis) to determine whether it would be necessary to perform the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value of the operations exceeded its carrying amount as of February 1, 2014. Our goodwill and long-lived assets are described further in Note 7 to Consolidated Financial Statements titled, Goodwill and Intangible Assets.

Restructuring Charges.  We recognize restructuring charges when a plan that materially changes the scope of our business, or the manner in which that business is conducted, is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. Our restructuring reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term. Our restructuring charges are described further in Note 5 to Consolidated Financial Statements titled, Restructuring Charges.

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

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 15 to the accompanying Consolidated Financial Statements titled, Share-Based Compensation.

Capitalized Software Development Costs.  We capitalize certain costs related to the development of computer software. Capitalization of these costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of these costs ends when the resulting product is available for general release to the public. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $13.7 million, $4.9 million and $2.5 million during fiscal 2014, 2013 and 2012, respectively. Amortization of internally developed capitalized software, including Guest 360 in fiscal 2012, was $0.2 million, $0.1 million and $0.7 million during fiscal 2014, 2013 and 2012, respectively.

Adopted and Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations that have a major effect on operations and financial results to be presented as discontinued operations. The guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption of ASU 2013-11 will have our consolidated financial statements or related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2014, 2013 and 2012, revenue from international operations was 5%, 6% and 7%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2014, 2013 and 2012 fiscal years. At March 31, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe that inflation has had a nominal effect on our results of operations in fiscal years 2014, 2013 and 2012 and do not expect inflation to be a significant factor in fiscal 2014.

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

Year Ended March 31, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders' equity listed in the accompanying index present fairly, in all material respects, the financial position of Agilysys, Inc. and its subsidiaries at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 3, 2014

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$99,566	$82,444
Accounts receivable, net of allowances of $1,101 and $721, respectively	23,615	15,591
Inventories	481	809
Prepaid expenses	3,300	3,699
Other current assets	2,892	688
Current assets — discontinued operations	—	43,065
Total current assets	129,854	146,296
Property and equipment, net	12,251	13,791
Goodwill	17,158	14,128
Intangible assets, net	10,626	11,283
Capitalized software development, net	17,221	5,579
Other non-current assets	3,785	4,179
Non-current assets — discontinued operations	—	2,242
Total assets	$190,895	$197,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,073	$9,860
Deferred revenue	22,795	19,320
Accrued liabilities	14,232	12,838
Capital lease obligations, current	43	58
Current liabilities — discontinued operations	—	32,098
Total current liabilities	48,143	74,174
Deferred income taxes, non-current	3,422	3,727
Capital lease obligations, non-current	292	28
Other non-current liabilities	6,165	4,621
Non-current liabilities — discontinued operations	—	1,092
Commitments and contingencies (see Note 13)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,467,970 and 22,145,195 shares outstanding at March 31, 2014 and 2013, respectively	9,482	9,482
Treasury shares, 9,138,861 and 9,460,916 at March 31, 2014 and 2013, respectively	(2,741)	(2,838)
Capital in excess of stated value	(13,409)	(14,267)
Retained earnings	139,675	122,578
Accumulated other comprehensive loss	(134)	(1,099)
Total shareholders' equity	132,873	113,856
Total liabilities and shareholders' equity	$190,895	$197,498

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2014	2013	2012
Net revenue:
Products	$34,629	$31,030	$23,694
Support, maintenance and subscription services	53,169	49,110	45,405
Professional services	13,463	13,868	12,952
Total net revenue	101,261	94,008	82,051
Cost of goods sold:
Products, inclusive of developed technology amortization	17,027	17,109	13,362
Support, maintenance and subscription services	10,786	10,326	10,342
Professional services	9,408	8,954	8,721
Total cost of goods sold	37,221	36,389	32,425
Gross profit	64,040	57,619	49,626
Gross profit margin	63.2%	61.3%	60.5%
Operating expenses:
Product development	25,212	23,892	21,847
Sales and marketing	14,059	13,350	13,857
General and administrative	20,750	20,984	27,286
Depreciation of fixed assets	2,074	2,137	3,963
Amortization of intangibles	6,414	3,284	3,585
Asset impairments and related charges	327	120	9,681
Legal settlements	—	1,664	—
Restructuring, severance and other charges	1,392	1,495	15,247
Operating loss	(6,188)	(9,307)	(45,840)
Other (income) expenses:
Interest income	(123)	(13)	(103)
Interest expense	184	266	943
Other income, net	(863)	(228)	(6)
Loss before income taxes	(5,386)	(9,332)	(46,674)
Income tax benefit	(2,491)	(3,118)	(9,181)
Loss from continuing operations	(2,895)	(6,214)	(37,493)
Income from discontinued operations, net of taxes	19,992	4,916	14,710
Net income (loss)	$17,097	$(1,298)	$(22,783)

Weighted average shares outstanding - basic and diluted	22,135	21,880	22,432

Net (loss) income per share - basic and diluted:
Loss from continuing operations	$(0.13)	$(0.28)	$(1.67)
Income from discontinued operations	0.90	0.22	0.65
Net income (loss) per share	$0.77	$(0.06)	$(1.02)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended March 31,
(In thousands)	2014	2013	2012
Net income (loss)	$17,097	$(1,298)	$(22,783)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	220	(1,126)	76
Reclassification of foreign currency translation adjustments included in net income (loss)	745	—	—
Unrealized loss on sale of securities	—	(4)	(4)
Total comprehensive income (loss)	$18,062	$(2,428)	$(22,711)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2014	2013	2012
Operating activities
Net income (loss)	$17,097	$(1,298)	$(22,783)
Less: Income from discontinued operations	19,992	4,916	14,710
Loss from continuing operations	(2,895)	(6,214)	(37,493)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Restructuring, severance and other charges	1,392	1,495	15,247
Payments for restructuring, severance and other charges	(1,741)	(6,673)	(5,896)
Legal settlements	—	1,664	—
Payments for legal settlements	(110)	—	—
Asset impairments and related charges	327	120	9,681
Depreciation	2,074	2,137	3,963
Amortization	6,726	4,089	5,807
Share-based compensation	2,119	1,638	2,397
Deferred income taxes	(178)	(244)	(10)
Change in cash surrender value of company owned life insurance policies	(600)	(107)	(371)
Excess tax benefit from equity awards	(37)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,846)	(741)	(3,396)
Inventories	380	426	(645)
Prepaid expense	(498)	(801)	(207)
Accounts payable	1,073	1,595	(1,700)
Deferred revenue	2,784	(5,046)	7,775
Accrued liabilities	1,624	(3,170)	(2,600)
Income taxes receivable	(2,702)	(2,960)	(5,958)
Other changes, net	(508)	(258)	727
Net cash provided by (used in) operating activities from continuing operations	1,384	(13,050)	(12,679)
Net cash (used in) provided by operating activities from discontinued operations	(1,311)	2,345	(9,019)
Net cash provided by (used in) operating activities	73	(10,705)	(21,698)
Investing activities
Proceeds from sale of business units	35,846	—	55,840
Cash paid for acquisitions, net	(1,812)	—	—
Proceeds from sale of marketable securities	—	4,347	9,184
Capital expenditures	(4,023)	(2,532)	(2,231)
Capitalized software development costs	(12,200)	(3,906)	(2,585)
Additional (investments in) proceeds from corporate-owned life insurance policies	(87)	(108)	235
Net cash provided by (used in) investing activities from continuing operations	17,724	(2,199)	60,443
Net cash used in investing activities from discontinued operations	(155)	(854)	(104)
Net cash provided by (used in) investing activities	17,569	(3,053)	60,339
Financing activities
Principal payments under long-term obligations	(177)	(289)	(1,001)
Exercise of employee stock options	169	67	210
Repurchase of common shares to satisfy employee tax withholding and option price	(912)	(278)	(1,449)
Excess tax benefit from equity awards	37	—	—
Repurchase of common shares	—	—	(13,173)
Net cash used in financing activities from continuing operations	(883)	(500)	(15,413)
Net cash used in financing activities from discontinued operations	(80)	(377)	—
Net cash used in financing activities	(963)	(877)	(15,413)
Effect of exchange rate changes on cash	(44)	(21)	5
Cash flows provided by (used in) continuing operations	18,181	(15,770)	32,356
Cash flows (used in) provided by discontinued operations	(1,546)	1,114	(9,123)
Net increase (decrease) in cash and cash equivalents	16,635	(14,656)	23,233
Cash and cash equivalents at beginning of period	82,931	97,587	74,354
Cash and cash equivalents at end of period	$99,566	$82,931	$97,587
Less cash presented in current assets of discontinued operations on balance sheet	—	487	2,076
Cash and cash equivalents at end of period - continuing operations	$99,566	$82,444	$95,511

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2011	31,607	$9,482	(8,584)	$(2,575)	$(5,421)	$146,659	$(41)	$148,104
Purchase of treasury shares	—	—	(1,600)	(481)	(12,692)	—	—	(13,173)
Non-cash share based compensation expense	—	—	—	—	2,368	—	—	2,368
Restricted shares issued	—	—	130	39	1,050	—	—	1,089
Shares issued upon exercise of stock options and SSARs	—	—	595	179	31	—	—	210
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(272)	(81)	(1,368)	—	—	(1,449)
Net loss	—	—	—	—	—	(22,783)	—	(22,783)
Unrealized translation adjustment	—	—	—	—	—	—	76	76
Unrealized loss on securities	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2012	31,607	$9,482	(9,731)	$(2,919)	$(16,032)	$123,876	$31	$114,438
Non-cash share based compensation expense	—	—	—	—	2,057	—	—	2,057
Restricted shares issued	—	—	203	61	(61)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	108	32	35	—	—	67
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(42)	(12)	(266)	—	—	(278)
Net loss	—	—	—	—	—	(1,298)	—	(1,298)
Unrealized translation adjustment	—	—	—	—	—	—	(1,126)	(1,126)
Unrealized loss on securities	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2013	31,607	$9,482	(9,462)	$(2,838)	$(14,267)	$122,578	$(1,099)	$113,856
Non-cash share based compensation expense	—	—	—	—	1,931	—	—	1,931
Restricted shares issued	—	—	138	41	(41)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	814	244	(73)	—	—	171
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(629)	(188)	(996)	—	—	(1,184)
Excess tax benefit from equity awards	—	—	—	—	37	—	—	37
Net income	—	—	—	—	—	17,097	—	17,097
Unrealized translation adjustments	—	—	—	—	—	—	220	220
Reclassification of foreign currency translation adjustment included in net income	—	—	—	—	—	—	745	745
Balance at March 31, 2014	31,607	$9,482	(9,139)	$(2,741)	$(13,409)	$139,675	$(134)	$132,873

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data)

1. Nature of Operations

We are a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. We specialize in market-leading point-of-sale (POS), property management, inventory and procurement, workforce management and mobile and wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202; and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005. We operate extensively throughout North America, Europe and Asia, with additional sales and support offices in Singapore, Hong Kong and Malaysia.

On March 31, 2014, we completed the sale of our United Kingdom business entity (UK entity) to Verteda Limited (Verteda), a U.K. based company. In connection with the sale, we have entered into a multi-year distribution agreement, whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. The sale of our UK entity represented a disposal of a component of an entity. As such, the operating results of our UK entity have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the UK entity are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

On July 1, 2013, we completed the sale of our Retail Solutions Group (RSG) business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P. In addition to the purchase agreement, we entered into a transition services agreement with Kyrus, under which we provided certain transitional administrative and support services to Kyrus through January 31, 2014. The sale of RSG represented a disposal of a component of an entity. As such, the operating results of RSG have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of RSG are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

On June 10, 2013, we acquired the assets of TimeManagement Corporation, a privately-owned Minneapolis-based provider of enterprise-wide software and service solutions that streamline workforce management environments for hospitality operators.

Following the divestiture of RSG in July 2013, Agilysys operates as one operating segment, which includes corporate services.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2014 refers to the fiscal year ended March 31, 2014.

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

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Such investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments.

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

For fiscal 2014 and 2013, we conducted a qualitative assessment (Step Zero Analysis) to determine whether it would be necessary to perform the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value exceeded the carrying amount as of February 1, 2014. Additional information regarding our goodwill and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

Intangible assets.  Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships are amortized using an accelerated or straight-line method, which reflects the period the asset is expected to contribute to the future cash flows. Our finite-lived intangible assets are being amortized over periods between two and eight years. We have an indefinite-lived intangible asset relating to purchased trade names. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using “the relief from royalty method” was used to value the trade names as of February 1, 2014, resulting in a fair value measurement that exceeded the carrying amount.

Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and eight years. Additional information regarding our intangible assets and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

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

We also offer proprietary and third-party support to our customers. Support generally includes: support and maintenance of software and hardware products and subscription services. Revenue relating to proprietary support services is recognized evenly over the coverage period of the underlying agreement within support, maintenance and subscription revenue. In instances where we offer third-party support contracts to our customer, and the supplier is determined to be the primary obligor in the transaction, we report revenue at the time of the sale, only in the amount of the “commission” (equal to the selling price less the cost of sale) received rather than reporting revenue in the full amount of the selling price with separate reporting of the cost of sale.

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
Fair value measurements. We measure the fair value of financial assets and liabilities on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. Additional information regarding fair value measurements is provided in Note 16, Fair Value Measurements.

Investments in corporate-owned life insurance policies and marketable securities. Agilysys invests in corporate-owned life insurance policies and has historically invested in marketable securities primarily to satisfy future obligations of our employee benefit plans, including a benefit equalization plan (“BEP”) and supplemental executive retirement plan (“SERP”). Certain of these corporate-owned life insurance policies were held in a Rabbi Trust and were classified within “Other non-current assets” in the Consolidated Balance Sheets. Our investment in corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value, at the balance sheet date. All obligations related to our employee benefit plans, BEP and SERP, were fulfilled in April 2012 with funds held in the Rabbi Trust.

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

Our investment in marketable equity securities were held within the Rabbi Trust and classified as available for sale. However, these investments were restricted by the terms of the Rabbi Trust agreement and could only be used to satisfy the benefit obligations of our nonqualified benefit plans or to satisfy the obligations of our general creditors under an insolvency. The Rabbi Trust was liquidated upon the funding of BEP and SERP in April 2012.

Additional information regarding the investments in corporate-owned life insurance policies and marketable securities is provided in Note 12, Employee Benefit Plans.

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

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. Our income taxes are described further in Note 11, Income Taxes.

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

Capitalized Software Development Costs.  The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $13.7 million, $4.9 million and $2.5 million during fiscal 2014, 2013 and 2012, respectively. Amortization of internally developed capitalized software, including Guest 360 in fiscal 2012 was $0.2 million, $0.1 million and $0.7 million during fiscal 2014, 2013 and 2012, respectively.

Adopted and Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations that have a major effect on operations and financial results to be presented as discontinued operations. The guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We are currently evaluating the impact that the adoption of ASU 2013-11 will have our consolidated financial statements or related disclosures.

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

3. Acquisitions
On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next five years and payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations. The operations of the purchased business have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our Consolidated Financial Statements or related disclosures.
The following is a summary of the estimated fair values of the assets acquired and liabilities assumed from the acquisition:

(In thousands)
Current assets	$327
Property and equipment	88
Goodwill	3,444
Developed technology	605
Total assets acquired	4,464
Total liabilities assumed (all current)	914
Net assets acquired	$3,550
The goodwill of approximately $3.4 million arising from the acquisition consists largely of synergies and economies of scale expected from combining the operations of Agilysys and TMC. The goodwill from this acquisition is deductible for tax purposes over a period of fifteen years.
The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized.

		Weighted-average
	Purchased assets	useful life

Developed technology	$605	5 years

4. Discontinued Operations

UK Entity – Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. The sale of our UK entity represented a disposal of a component of an entity. As such, the operating results of the UK entity have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the UK entity are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

RSG – Fiscal 2014

In July 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P., for total consideration of approximately $37.6 million in cash, including a working capital adjustment of $3.1 million. Upon the close of the transaction, the aggregate purchase price was reduced by fees of approximately $1.6 million for transaction related costs, resulting in net proceeds received of approximately $36.0 million. In addition to the purchase agreement, we entered into a transition services agreement with Kyrus, under which we provided certain transitional administrative and support services to Kyrus through January 31, 2014. The sale of RSG represented a disposal of a component of an entity. As such, the operating results of RSG have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented.

TSG – Fiscal 2012

In 2011, we sold our TSG business for an aggregate purchase price of $64.0 million in cash to OnX Enterprise Solutions Limited and its subsidiary OnX Acquisition LLC (together, “OnX”), a leading IT solutions provider based in Toronto, Canada. In addition to the purchase agreement, we entered into a transition services agreement with OnX, under which we provided certain transitional administrative and supportive services to OnX through January 31, 2012. In July 2011, our shareholders approved the sale and the transaction closed on August 1, 2011, the date on which certain other contingencies specified in the sale agreement were satisfied. The sale of TSG represented a disposal of a component of an entity. As such, the operating results of TSG have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented.

Components of Results of Discontinued Operations

For fiscal 2014, 2013 and 2012, the income from discontinued operations was comprised of the following:

	Year ended March 31,
(In thousands)	2014	2013	2012
Discontinued operations:
Net revenue	$28,950	$143,261	$251,484

Income from operations	249	$8,196	$3,056
Other expense, net	(266)	(447)	(410)
Gain on sale	21,933	—	19,486
Income on sale	21,916	7,749	22,132
Income tax expense	1,924	2,833	7,422
Income from discontinued operations	$19,992	$4,916	$14,710

The gain on sale included in "Income from discontinued operations" in fiscal 2014 includes a reclassification of foreign currency translation adjustments of $0.7 million, net of taxes as a result of the sale of the UK entity.

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

Fiscal 2014 Restructuring Activity

Q1 - In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. These restructuring activities were completed in fiscal 2014. We recorded $0.7 million in restructuring charges during fiscal 2014, comprised of severance and other employee related benefits. As of March 31, 2014, there was no further liability for the Q1 fiscal 2014 restructuring activity.

Q4 - In the fourth quarter of fiscal 2014, we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. We recorded approximately $0.6 million in restructuring charges during fiscal 2014, comprised of severance and other employee related benefits. As of March 31, 2014, we had a remaining liability of approximately $0.5 million recorded for the Q4 fiscal 2014 restructuring activity.

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.1 million in restructuring charges. These charges were primarily comprised of severance and related benefits. As of

March 31, 2014, there was no further liability for fiscal 2012 restructuring activity.

Fiscal 2009 Restructuring Activity

During fiscal 2009, we took steps to realign our cost and management structure. Since 2009, as previously disclosed, we have incurred charges totaling approximately $19.0 million related to the fiscal 2009 restructuring activity of which $32,000 were recorded in fiscal 2014, related to the 2009 restructuring activity. These charges were comprised of facilities expenses. As of March 31, 2014, there was no further liability for fiscal 2009 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2013	Provision	Payments	2014
Fiscal 2014 Restructuring Plans:
Severance and employment costs	$—	$1,257	$(723)	$534
Fiscal 2012 Restructuring Plan:
Severance and employment costs	348	—	(348)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	236	32	(268)	—
Total restructuring costs	$584	$1,289	$(1,339)	$534

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2012	Provision	Payments	2013
Fiscal 2012 Restructuring Plan:
Severance and employment costs	5,257	1,146	(6,055)	348
Facilities costs	297	(57)	(240)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	495	(2)	(257)	236
Total restructuring costs	6,049	1,087	(6,552)	584

	Balance at			Balance at
	March 31,		Payments and	March 31,
(In thousands)	2011	Provision	Settlements	2012
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$—	$7,091	$(1,834)	$5,257
Facilities costs	—	3,223	(2,926)	297
Fiscal 2009 Restructuring Plan:
Severance and employment costs	289	308	(597)	—
Facilities costs	444	235	(184)	495
Total restructuring costs	$733	$10,857	$(5,541)	$6,049

The remaining severance and other employment costs of approximately $0.5 million will be paid in fiscal 2015.

6. Property and Equipment, Net

Property and equipment at March 31, 2014 and 2013 is as follows:

	Year ended March 31,
(In thousands)	2014	2013

Furniture and equipment	$8,849	$9,173
Software	16,982	16,349
Leasehold improvements	4,836	4,522
Project expenditures not yet in use	2,749	1,379
	33,416	31,423
Accumulated depreciation and amortization	(21,165)	(17,632)
Property and equipment, net	$12,251	$13,791

Total depreciation expense on property and equipment was $2.1 million during fiscal 2014and 2013, respectively, and $8.4 million during fiscal 2012. In fiscal 2012, we incurred accelerated depreciation expense of $4.4 million of property and equipment that was due to the relocation of our previous corporate services in Solon, Ohio to Alpharetta, Georgia.

Total amortization expense on capitalized internal-use software was $5.3 million, $2.1 million and $2.4 million during fiscal 2014, 2013, and 2012, respectively. In fiscal 2014, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $3.2 million in fiscal 2014 of additional amortization in connection with this acceleration. The existing ERP system will be fully amortized as of June 30, 2014.

During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired the entire asset and $0.3 million was recorded as an impairment charge.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2014 and 2013 are as follows:

	Year ended March 31,
(In thousands)	2014	2013

Capital leases	$817	$983
Less accumulated depreciation	(692)	(983)
Assets under capital lease, net	$125	$—

7. Goodwill, Intangible Assets and Software Development Costs
Agilysys allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Goodwill

Agilysys tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill was allocated to our reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. Agilysys has one operating segment.

We conducted our annual qualitative assessment (Step Zero Analysis) test on February 1, 2014 and 2013 to determine whether it would be necessary to perform the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value of the operations exceeded its carrying amount.

The changes in the carrying amount of goodwill for the years ended March 31, 2014 and 2013 are as follows:

(In thousands)
Balance at March 31, 2012	$135,285
Accumulated impairment losses as of March 31, 2012	(120,087)
15,198
Impact of foreign currency translation	(1,070)
Balance at March 31, 2013	$14,128
Acquisitions	3,444
Impact of foreign currency translation	196
Allocation of goodwill to UK entity	(610)
Balance at March 31, 2014	$17,158

Intangible Assets and Software Development Costs

The following table summarizes our intangible assets at March 31, 2014, and 2013:

	2014			2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,080)	$695	$10,775	$(9,179)	$1,596
Non-competition agreements	2,700	(2,473)	227	2,700	(2,213)	487
Developed technology	10,660	(10,156)	504	10,055	(10,055)	—
Patented technology	80	(80)	—	80	(80)	—
	24,215	(22,789)	1,426	23,610	(21,527)	2,083
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(22,789)	$10,626	$32,810	$(21,527)	$11,283

Software development costs	$14,587	$(270)	$14,317	$9,493	$—	$9,493
Project expenditures not yet in use	12,397	—	12,397	5,579	—	5,579
Accumulated impairment	(9,493)	N/A	(9,493)	(9,493)	N/A	(9,493)
Total software development costs	$17,491	$(270)	$17,221	$5,579	$—	$5,579

During the fourth quarter of 2012, it was determined that Guest 360™, a property management solution system, would no longer be offered to our customers. As a result, we impaired the entire remaining assets, $8.1 million of intangibles and $0.5 million of fixed assets, as well as the known costs associated with a transition plan for all of the existing customers off of this platform, of $1.1 million.  In fiscal 2013, we recorded in an additional $0.1 million related to the costs associated with this asset impairment. These charges were classified within “Asset impairments and related charges” in the Consolidated Statements of Operations.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2015	$2,066
2016	1,140
2017	1,140
2018	1,140
2019	764
Total	$6,250

Amortization expense relating to intangible assets was $1.2 million for the fiscal years ended March 31, 2014, 2013 and 2012. Amortization expense relating to developed technology software intangible assets, including Guest 360™ in fiscal 2012, for the fiscal years ended March 31, 2014, 2013 and 2012 was $0.3 million, $0.8 million and $1.7 million, respectively. Amortization expense for acquired and internally developed intangibles that are related to revenue generating products is included in Products cost of goods sold.

Capitalized software development costs that are internally developed are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $13.7 million, $4.9 million and $2.5 million during fiscal 2014, 2013 and 2012, respectively.

8. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2014, and 2013:

(In thousands)	2014	2013
Capital lease obligations	$335	$86
Less: current maturities	(43)	(58)
Long -term capital lease obligations	$292	$28

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Assets recorded under capital leases were $0.8 million and $1.0 million, as of March 31, 2014 and 2013, respectively. Accumulated depreciation related to assets recorded under capital leases was $0.7 million and $1.0 million as of March 31, 2014 and 2013, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2014, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2015	$49
2016	148
2017	138
2018	19
Total minimum lease payments	$354
Less: amount representing interest	(19)
Present value of minimum lease payments	$335

Interest rates on capitalized leases vary from 3.3% to 26.7% and are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

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

9. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2014	2013	2012
Cash payments for interest	110	252	841
Cash payments (refunds) from income tax, net	485	9	(1,675)
Acquisition of property and equipment under lease obligations	410	41	664
Asset retirement obligation	—	—	494

10. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

	Year ended March 31,
(In thousands)	2014	2013
Accrued liabilities:
Salaries, wages, and related benefits	$8,308	$6,777
Other taxes payable	1,122	1,035
Accrued legal settlements	1,630	1,664
Restructuring liabilities	534	584
Professional fees	674	678
Software license fees	500	—
Deferred rent	477	362
Contingent consideration	127	—
Income taxes payable	—	722
Other	860	1,016
Total	$14,232	$12,838
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$2,440	$2,469
Deferred rent	1,755	1,957
Contingent consideration	1,612	—
Other	358	195
Total	$6,165	$4,621

11. Income Taxes

For the year ended March 31, income from continuing operations before income taxes consisted of the following:

(In thousands)	2014	2013	2012
Loss before income taxes
United States	$(5,475)	$(9,594)	$(46,728)
Foreign	89	262	54
Total loss from continuing operations before income taxes	$(5,386)	$(9,332)	$(46,674)

For the year ended March 31, income tax (benefit) expense consisted of the following:

(In thousands)	2014	2013	2012
Income tax (benefit) expense
Current:
Federal	$(2,206)	$(3,002)	$(9,208)
State and local	(161)	28	31
Foreign	55	100	5
Deferred:
Federal	(161)	—	—
State and local	(20)	(252)	—
Foreign	2	8	(9)
Total income tax benefit	$(2,491)	$(3,118)	$(9,181)
The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2014	2013	2012
Income tax benefit at the statutory rate of 35%	$(2,103)	$(3,266)	$(16,729)
(Benefit) provision for state taxes	(106)	(14)	73
Impact of foreign operations	14	(48)	956
Indefinite life assets	47	(251)	72
Officer life insurance	(28)	(75)	36
Change in valuation allowance	(76)	627	8,345
Change in liability for unrecognized tax benefits	(561)	(230)	(1,536)
Meals and entertainment	113	114	177
Other	209	25	(575)
Total income tax benefit	$(2,491)	$(3,118)	$(9,181)

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2014 tax benefit primarily results from the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. The 2014 tax benefit differs from the statutory rate primarily due to a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

The 2013 and 2012 tax benefit differs from the statutory rate primarily due to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, foreign and state taxes and other U.S. permanent book to tax differences.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Accrued liabilities	$3,884	$5,933
Allowance for doubtful accounts	408	244
Inventory valuation reserve	14	31
Restructuring reserve	54	213
Federal losses and credit carryforwards	55,231	56,635
Foreign net operating losses	330	331
State losses and credit carryforwards	10,706	10,221
Deferred compensation	70	76
Deferred revenue	61	—
Goodwill and other intangible assets	3,611	3,574
Other	514	543
	74,883	77,801
Less: valuation allowance	(73,014)	(73,595)
Total	1,869	4,206
Deferred tax liabilities:
Property and equipment & software amortization	(1,560)	(4,091)
Indefinite-lived goodwill & intangible assets	(3,622)	(3,574)
Other	(81)	(113)
Total	(5,263)	(7,778)
Total deferred tax liabilities	$(3,394)	$(3,572)

At March 31, 2014, we had $159.3 million of a federal net operating loss carryforward that expires, if unused, in fiscal years 2031 to 2033. Included in this net operating loss is $3.8 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation. Upon realization of the U.S. federal net operating losses, we will recognize a windfall tax benefit as an increase to additional paid-in capital. Our Hong Kong subsidiary has $0.3 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2014 we also had $149.0 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2015 through 2033.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2014, the total valuation allowance against deferred tax assets of $73.0 million was mainly comprised of a valuation allowance of $72.7 million for federal and state deferred tax assets, and a valuation allowance of $0.3 million associated with deferred tax assets in Hong Kong. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. For the three year period ended December 31, 2014 we had a cumulative loss from operations before income taxes, which is generally considered a negative indicator about our ability to realize the benefits of those assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve in fiscal 2015 and our visibility into future period results. We expect that any release of the valuation allowance will be recorded as an income tax benefit or an adjustment to paid-in capital at the time of release, significantly increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a significant release of the valuation allowance and our net income may be reduced in periods following the release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $1.8 million and $1.7 million as of March 31, 2014 and 2013, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We use the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period's share-based deduction. We recognized less than $0.1 million of excess tax benefits in the current year. We did not recognize any tax benefits during 2013 and 2012 for stock-based compensation.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2014	2013	2012
Balance at April 1	$4,248	$2,873	$4,123
Additions:
Relating to positions taken during current year	—	1,624	1
Relating to positions taken during prior year	—	—	47
Reductions:
Relating to tax settlements	—	—	(293)
Relating to positions taken during prior year	(1,238)	—	(47)
Relating to lapse in statute	(442)	(249)	(958)
Balance at March 31	$2,568	$4,248	$2,873

As of March 31, 2014, we had a liability of $2.6 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.6 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited and are currently under examination in multiple state jurisdictions. Other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty benefit of $0.2 million, expense of $0.1 million and benefit of less than $0.1 million for the years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014 and 2013, we had approximately $1.1 million and $1.3 million of interest and penalties accrued, respectively.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2001 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2007 are open for examination by certain foreign taxing authorities.

12. Employee Benefit Plans

401(k) Plan

We maintain profit-sharing and 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match $1.00 for every $1.00 on the first 1% of the employee's pre-tax contributions and $0.50 for every $1.00 up to the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Total profit sharing and Agilysys matching contributions were $1.2 million, in fiscal 2014 and $1.1 million in fiscal 2013, and 2012, respectively.

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary. In fiscal 2014, we increased the cash surrender value of one of these policies by $0.5 million due to the anticipated redemption and recorded the benefit in "Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. In fiscal 2012, we received $0.3 million for the redemption of several of the corporate-owned life insurance policies. The expense related to these benefit obligations is based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The expense associated with these benefits was classified within “General, and administrative” in our Consolidated Statements of Operations. The related liability, which was $0.2 million at March 31, 2014 and 2013, respectively, was recorded within “Other non-current liabilities” in our Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within "Current assets" and “Other non-current assets” in our Consolidated Balance Sheets, was $2.0 million and $2.4 million, respectively (net of policy loans of $0.2 million) at March 31, 2014. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts which were classified within "Other non-current assets” in our Consolidated Balance Sheets was $3.7 million million (net of policy loans of $0.2 million) at March 31, 2013.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $0.6 million dollars in fiscal 2014, a gain of $0.1 million in fiscal 2013 and a gain of $0.4 million in fiscal 2012 related to the corporate-owned life insurance policies.

13. Commitments and Contingencies

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

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2014:

(In thousands)	Amount
Fiscal year ending March 31,
2015	$2,674
2016	2,033
2017	1,089
2018	1,100
2019	610
Thereafter	1,130
Total minimum lease payments	$8,636

Rental expense for all non-cancelable operating leases amounted to $2.5 million, $2.4 million, and $3.5 million for fiscal 2014, 2013, and 2012, respectively.

Asset Retirement Obligations

An asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provisions or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding leasehold improvement asset. The asset retirement obligation is included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets. As of March 31, 2014, the current and long-term portion of the asset retirement obligation liability was $25,200 and $0.4 million, respectively. As of March 31, 2013, the current and long-term portion of the asset retirement obligation was $30,000 and $0.5 million, respectively.

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

On July 9, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California alleging violations of federal and state wage and hour laws, rules and regulations pertaining primarily to pay for missed meals and rest periods and failure to reimburse business expenses.  On May 19 2014, the court approved a settlement of the lawsuit pursuant to which we paid a gross settlement in the amount of approximately $1.5 million, which was included in "Accrued Liabilities" on our Consolidated Balance Sheets, and the lawsuit was dismissed.

14. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,
(In thousands, except per share data)	2014	2013	2012
Numerator:
Loss from continuing operations - basic and diluted	$(2,895)	$(6,214)	$(37,493)
Income from discontinued operations - basic and diluted	19,992	4,916	14,710
Net income (loss) - basic and diluted	$17,097	$(1,298)	$(22,783)

Denominator:
Weighted average shares outstanding - basic and diluted	22,135	21,880	22,432

(Loss) earnings per share - basic and diluted:
Loss from continuing operations	$(0.13)	$(0.28)	$(1.67)
Income from discontinued operations	0.90	0.22	0.65
Net income (loss) per share	$0.77	$(0.06)	$(1.02)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,806	1,781	2,449

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes, 155,777, 139,767 and 48,558 of restricted shares and performance shares at March 31, 2014, 2013 and 2012, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

15. Share-based Compensation

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

We have a shareholder-approved 2006 Stock Incentive Plan ("the 2006 Plan”), as well as, a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

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

We recognized less than $0.1 million of excess tax benefits related to the exercise of stock options and SSARs in fiscal 2014. As discussed in Note 11, Income Taxes, in fiscal 2013 and 2012, we were in a net operating loss position for U.S. federal income taxes. Therefore, we did not recognize and will not recognize an income tax benefit related to stock options or SSARs exercised until that tax benefit can be realized.

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2014, 2013 and 2012:

	Year ended March 31,
(In thousands)	2014	2013	2012
Product development	$700	$475	$64
Sales and marketing	90	65	65
General and administrative	1,329	1,098	2,268
Total share-based compensation expense	$2,119	$1,638	$2,397

Stock Options

The following table summarizes the activity during fiscal 2014 for stock options awarded under the 2006 Plan:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2013	1,318,000	$14.07
Granted	—	—
Exercised	(645,500)	12.50
Cancelled/expired	(45,000)	20.19
Outstanding and exercisable at March 31, 2014	627,500	$15.26	2.0	$16

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Proceeds from stock options exercised	$169	$67	$210
Total intrinsic value of stock options exercised	$1,402	$382	$2,070

All stock options are vested and we do not have any remaining unrecognized stock based compensation expense related to stock options.

A total of 96,761 shares, net of 537,320 shares withheld to cover the applicable exercise price of the award and 11,419 shares withheld to cover the employee's minimum applicable income taxes, were issued from treasury shares to settle stock options exercised during fiscal 2014.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	1.05%-1.39%	0.67%-0.89%	0.83%-2.09%
Expected life (in years)	5.0	5.0	4.5
Expected volatility	80.78%-80.93%	81.03%-83.77%	80.75%-82.20%
Weighted average grant date fair value	$7.96	$4.92	$4.73

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

The following table summarizes the activity during fiscal 2014 for SSARs awarded under the 2011 Plan and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2013	683,119	$7.27
Granted	119,120	12.36
Exercised	(331,318)	6.86
Forfeited	(149,905)	8.51
Cancelled/expired	(4,181)	7.37
Outstanding at March 31, 2014	316,835	$9.02	5.4	$1,388
Exercisable at March 31, 2014	194,023	$8.46	5.2	$959
Vested and expected to vest at March 31, 2014	296,192	$8.94	5.3	$1,321

The following table presents additional information related to SSARs activity during fiscal 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Compensation expense	$611	$595	$1,422
Total intrinsic value of SSARs exercised	$2,131	$373	$1,871
Total fair value of SSARs vesting	$636	$778	$3,197

The compensation expense recorded in fiscal 2012 included $1.4 million for the accelerated vesting of SSARs expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of March 31, 2014, total unrecognized stock based compensation expense related to non-vested SSARs was $0.5 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years.

A total of 117,037 shares, net of 51,708 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2014. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2014 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	122,039	$7.99
Granted	192,275	12.33
Vested	(119,497)	10.76
Forfeited	(56,768)	10.23
Outstanding at March 31, 2014	138,049	$10.71

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During the fiscal 2014, a total of 80,949 net of 27,250 shares were withheld from the vested restricted shares to cover the employee's minimum applicable income taxes. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Compensation expense	$1,486	$989	$975
Total fair value of restricted share vesting	$1,579	$1,099	$976

Compensation expense related to restricted share awards is recognized ratably over the restriction period based upon the closing market price of our common shares on the grant date. The fiscal 2012 compensation expense included $0.1 million for the accelerated vesting of restricted stock expense due to a change in control provision contained in the 2006 Plan that was triggered by the announcement of the sale of TSG on May 31, 2011. As of March 31, 2014, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals within a two-year period.

The following table summarizes the activity during fiscal 2014 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2013	—	$—
Granted	17,728	8.64
Outstanding at March 31, 2014	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target.

The following table presents additional information related to performance share activity during the fiscal 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Compensation expense	$22	$54	$104
Total fair value of performance share vesting	$—	$—	337

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

Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of March 31, 2014, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.8 years.

16. Fair Value Measurements

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2014.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$28,999	$—	$28,999	$—
Corporate-owned life insurance — current	1,989	—	—	1,989
Corporate-owned life insurance — non-current	2,371	—	—	2,371
Liabilities:
Contingent consideration — current	$127	$—	$—	$127
Contingent consideration — non-current	1,612	—	—	1,612

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$3,673	$—	$—	$3,673

The fair value of investments, comprised of commercial paper and certificates of deposit, was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets, and therefore, is classified within Level 2 of the fair value hierarchy.
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

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for the fiscal years ended March 31, 2014 and 2013:

	Level 3 assets and liabilities
(In thousands)	2014	2013
Corporate-owned life insurance:
Balance on April 1	$3,673	$3,458
Realized gains	—	—
Unrealized gain relating to instruments held at reporting date	600	107
Purchases, sales, issuances and settlements, net	87	108
Balance on March 31	$4,360	$3,673

The inputs used to value the our contingent consideration and employee benefit plan obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the Level 3 assets and liabilities for fiscal years ended March 31, 2014 and 2013:

Level 3 assets and liabilities
Year ended March 31, 2014
(In thousands)	Contingent consideration
Balance at April 1, 2013	$—
Amortization	—
Provisions	—
Activity, payments and other charges (net)	1,739
Balance at March 31, 2014	$1,739

Level 3 assets and liabilities
Year ended March 31, 2013
SERP obligations
Balance at April 1, 2012	$3,323
Amortization	—
Provisions	—
Activity, payments and other charges (net)	(3,323)
Balance at March 31, 2013	$—

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

We have traditionally experienced seasonal revenue weakness during our fiscal first quarter ending June 30. Additionally, the timing of large one-time orders, such as those associated with significant remarketed product sales around large customer refresh cycles or significant volume rollouts, occasionally creates volatility in our quarterly results.

	Year ended March 31, 2014
	First	Second	Third	Fourth	Year
(In thousand except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$23,700	$24,846	$24,965	$27,750	$101,261
Gross profit	15,637	16,588	15,155	16,660	64,040
Asset impairments and related charges	—	18	309	—	327
Restructuring, severance and other charges	55	562	206	569	1,392

Income (loss) from continuing operations	$789	$(1,310)	$(1,711)	$(663)	$(2,895)
Income (loss) from discontinued operations, net of taxes	527	21,763	(952)	(1,346)	19,992
Net income (loss)	$1,316	$20,453	$(2,663)	$(2,009)	$17,097

Per share data-basic:
Loss from continuing operations	$0.04	$(0.06)	$(0.08)	$(0.03)	$(0.13)
Income (loss) from discontinued operations	0.02	0.98	(0.04)	(0.06)	0.90
Net income (loss)	$0.06	$0.92	$(0.12)	$(0.09)	$0.77

Per share data-diluted:
Income (loss) from continuing operations	$0.04	$(0.06)	$(0.08)	$(0.03)	$(0.13)
Income (loss) from discontinued operations	0.02	0.98	(0.04)	(0.06)	0.90
Net income (loss)	$0.06	$0.92	$(0.12)	$(0.09)	$0.77

	Year ended March 31, 2013
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$21,621	$23,277	$27,042	$22,068	$94,008
Gross profit	13,566	14,273	14,930	14,850	57,619
Asset impairments and related charges	208	—	—	(88)	120
Legal settlements	—	—	—	1,664	1,664
Restructuring, severance and other charges	1,125	430	(31)	(29)	1,495

Loss from continuing operations	$(2,450)	$(1,189)	$(945)	$(1,630)	$(6,214)
Income (loss) from discontinued operations, net of taxes	658	838	1,461	1,959	4,916
Net (loss) income	$(1,792)	$(351)	$516	$329	$(1,298)

Per share data-basic and diluted:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.04)	$(0.07)	$(0.28)
Income (loss) from discontinued operations	0.03	0.03	0.06	0.08	0.22
Net (loss) income	$(0.08)	$(0.02)	$0.02	$0.01	$(0.06)

18. Subsequent Event

None.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2014, 2013 and 2012

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2014
Deferred tax valuation allowance	$73,595	$(581)	$—	$73,014
Allowance for doubtful accounts	$720	$453	$(72)	$1,101
2013
Deferred tax valuation allowance	$77,904	$(4,309)	$—	$73,595
Allowance for doubtful accounts	$353	$392	$(25)	$720
2012
Deferred tax valuation allowance	$31,349	$46,555	$—	$77,904
Allowance for doubtful accounts	$103	$322	$(72)	$353

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2014.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2014, which is included elsewhere herein.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2014 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2014 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2014 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2014 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2014 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2014 and 2013

Consolidated Statements of Operations for the years ended March 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2014, 2013, and 2012

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on June 3, 2014.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 3, 2014.

Signature	Title

/s/ James H. Dennedy	President, Chief Executive Officer and Director
James H. Dennedy	(Principal Executive Officer)

/s/ Janine K. Seebeck	Senior Vice President, Chief Financial Officer,
Janine K. Seebeck	and Treasurer
(Principal Financial Officer)

/s/ Keith M. Kolerus	Chairman and Director
Keith M. Kolerus

/s/ Max Carnecchia	Director
Max Carnecchia

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ Michael A. Kaufmann	Director
Michael A. Kaufmann

/s/ John Mutch	Director
John Mutch

/s/ Peter F. Sinisgalli	Director
Peter F. Sinisgalli

Agilysys, Inc.
Exhibit Index

Exhibit No.	Description
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

*10(f)
Agilysys, Inc. 2006 Stock Incentive Plan, as Amended and Restated Effective May 20, 2010, which is incorporated herein by reference to Exhibit 10(mm) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(g)
Agilysys, Inc. 2011 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10(h)
Form of Stock Appreciation Right Agreement, which is incorporated herein by reference to Exhibit 10(pp) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(i)
Form of Directors Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(qq) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2010 (File No. 000-05734).

*10(j)
Form of Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10(c) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-05734).

10(k)
Stock and Asset Purchase Agreement among Agilysys Inc., Agilysys Technology Solutions Group, LLC, OnX Acquisition LLC and OnX Enterprise Solutions Limited, dated as of May 28, 2011, which is incorporated herein by reference to Exhibit 2.1 to Agilysys, Inc.'s Current Report on Form 8-K filed May 31, 2011 (File No. 000-05734).

*10(l)
Amendment to the Agilysys, Inc. Supplemental Executive Retirement Plan, effective March 25, 2011, which is incorporated by reference to Exhibit 10(cc) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10(m)
Amendment to the Agilysys, Inc. Benefits Equalization Plan, effective March 31, 2011, which is incorporated by reference to Exhibit 10(dd) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10(n)
Employment Agreement by and between Agilysys, Inc. and Robert R. Ellis, effective October 10, 2011, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-05734) .

*10(o)
Employment Agreement by and between Agilysys, Inc. and Kyle C. Badger, effective October 31, 2011, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-05734).

*10(p)
Employment Agreement by and between Agilysys, Inc. and James Dennedy, effective April 1, 2012, which is incorporated by reference to Exhibit 10(bb) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012 (File No. 000-5734).

*10(q)
Employment Agreement by and between Agilysys, Inc. and Janine Seebeck, effective November 7, 2011, which is incorporated by reference to Exhibit 10(cc) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 000-05734).

*10(r)
Employment Agreement by and between Agilysys, Inc. and Larry Steinberg, dated April 10, 2012, which is incorporated by reference to Exhibit 10(dd) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 000-05734).

10(s)
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

101
The following materials from our annual report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2014, 2013 and 2012, and (v) Notes to the Consolidated Financial Statements for the twelve months ended March 31, 2014.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed herewith