Form 10-Q
period 2014-06-30
AGILYSYS INC
filed 2014-08-07
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of Common Shares of the registrant outstanding as of August 1, 2014 was 22,824,713.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	June 30, 2014	March 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$77,862	$99,566
Marketable securities	10,136	—
Accounts receivable, net of allowances of $1,399 and $1,101, respectively	22,302	23,615
Inventories	905	481
Prepaid expenses	2,934	3,300
Other current assets	717	2,892
Total current assets	114,856	129,854
Property and equipment, net	11,818	12,251
Goodwill	17,158	17,158
Intangible assets, net	10,306	10,626
Software development costs, net	20,787	17,221
Other non-current assets	3,765	3,785
Total assets	$178,690	$190,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,636	$11,073
Deferred revenue	21,995	22,795
Accrued liabilities	7,227	14,232
Capital lease obligations, current	141	43
Total current liabilities	38,999	48,143
Deferred income taxes, non-current	3,406	3,422
Capital lease obligations, non-current	180	292
Other non-current liabilities	5,116	6,165
Commitments and contingencies (see Note 9)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,617,213 and 22,467,970 shares outstanding at June 30, 2014 and March 31, 2014, respectively	9,482	9,482
Treasury shares, 8,989,618 and 9,138,861 at June 30, 2014 and March 31, 2014, respectively	(2,697)	(2,741)
Capital in excess of stated value	(13,102)	(13,409)
Retained earnings	137,446	139,675
Accumulated other comprehensive loss	(140)	(134)
Total shareholders' equity	130,989	132,873
Total liabilities and shareholders' equity	$178,690	$190,895

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except per share data)	2014	2013
Net revenue:
Products	$6,052	$7,506
Support, maintenance and subscription services	13,819	12,874
Professional services	3,875	3,320
Total net revenue	23,746	23,700
Cost of goods sold:
Products	3,499	3,623
Support, maintenance and subscription services	3,130	2,269
Professional services	2,443	2,171
Total net cost of goods sold	9,072	8,063
Gross profit	14,674	15,637
	61.8%	66.0%
Operating expenses:
Product development	5,865	6,232
Sales and marketing	3,885	2,967
General and administrative	5,117	4,629
Depreciation of fixed assets	614	481
Amortization of intangibles	1,783	794
Restructuring, severance and other charges	370	55
Legal settlements	149	—
Operating (loss) income	(3,109)	479
Other (income) expenses:
Interest income	(53)	(13)
Interest expense	13	61
Other income, net	(45)	(28)
(Loss) income before income taxes	(3,024)	459
Income tax benefit	(795)	(330)
(Loss) income from continuing operations	(2,229)	789
Income from discontinued operations, net of taxes	—	527
Net (loss) income	$(2,229)	$1,316

Weighted average shares outstanding - basic	22,324	22,022
Net (loss) income per share - basic:
(Loss) income per share from continuing operations	$(0.10)	$0.04
Income per share from discontinued operations	—	0.02
Net (loss) income per share	$(0.10)	$0.06

Weighted average shares outstanding - diluted	22,324	22,292
Net (loss) income per share - diluted:
(Loss) income per share from continuing operations	$(0.10)	$0.04
Income per share from discontinued operations	—	0.02
Net (loss) income per share	$(0.10)	$0.06

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2014	2013
Net (loss) income	$(2,229)	$1,316
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(3)	51
Unrealized loss on sale of securities	(4)	—
Total comprehensive (loss) income	$(2,236)	$1,367

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	June 30,
	2014	2013
Operating activities
Net (loss) income	$(2,229)	$1,316
Less: Income from discontinued operations	—	527
(Loss) income from continuing operations	(2,229)	789
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	370	55
Payments for restructuring, severance and other charges	(717)	(354)
Legal settlements	149	—
Payments for legal settlements	(1,645)	(87)
Depreciation	614	481
Amortization	2,072	734
Share-based compensation	365	365
Changes in operating assets and liabilities:
Accounts receivable	1,316	(631)
Inventories	(423)	294
Prepaid expense	392	100
Accounts payable	(1,956)	(1,410)
Deferred revenue	(805)	(2,119)
Accrued liabilities	(4,616)	(3,395)
Income taxes payable	(929)	(385)
Other changes, net	(145)	(29)
Net cash used in operating activities from continuing operations	(8,187)	(5,592)
Net cash used in operating activities from discontinued operations	—	(872)
Net cash used in operating activities	(8,187)	(6,464)
Investing activities
Capital expenditures	(1,231)	(1,377)
Capitalized software development costs	(3,953)	(1,857)
Proceeds from sale of business units	282	—
Proceeds from company-owned life insurance policies, net	1,985	—
Cash paid for acquisition, net	—	(1,750)
Investments in marketable securities	(10,240)	—
Net cash used in investing activities from continuing operations	(13,157)	(4,984)
Net cash used in investing activities from discontinued operations	—	(147)
Net cash used in investing activities	(13,157)	(5,131)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(373)	(571)
Principal payments under long-term obligations	(13)	(23)
Net cash used in financing activities from continuing operations	(386)	(594)
Net cash used in financing activities from discontinued operations	—	(80)
Net cash used in financing activities	(386)	(674)
Effect of exchange rate changes on cash	26	(51)
Cash flows used in continuing operations	(21,704)	(11,221)
Cash flows used in discontinued operations	—	(1,099)
Net decrease in cash and cash equivalents	(21,704)	(12,320)
Cash and cash equivalents at beginning of period	99,566	82,931
Cash and cash equivalents at end of period	$77,862	$70,611
Less cash presented in current assets of discontinued operations on balance sheet	—	749
Cash and cash equivalents at end of period - continuing operations	$77,862	$69,862

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

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong and Malaysia. Agilysys is comprised of a single operating segment and operates as a pure play software-driven solutions provider to the hospitality industry.

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013. In addition, the assets and liabilities of RSG and the UK entity have been classified as discontinued operations in our Condensed Consolidated Balance Sheet as of June 30, 2013.

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

Our unaudited interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to the Quarterly Report on Form 10-Q (Quarterly Report) under the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10-01 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The Condensed Consolidated Balance Sheet as of June 30, 2014, as well as the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive (Loss) Income, and the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2014 and 2013, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC) on June 4, 2014.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2014, included in our Annual Report on Form 10-K. Except as described below, there have been no material changes to our significant accounting policies and estimates from those disclosed therein.

Marketable Securities

Marketable securities can consist of certificates of deposits, commercial paper, corporate bonds and other investments with established commercial banking institutions with readily determinable fair values and stated maturities of greater than three months.  We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date.  Our marketable securities are classified as available for sale and have original maturity dates from 90 to 365 days.

Adopted and Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2014-12 will have on our consolidated financial statements or related disclosures.
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.
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
In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We adopted the provisions of ASU 2013-11 beginning April 1, 2014. The adoption of the ASU did not have any impact on our financial statements.
Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Acquisitions

On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration and is still assessed at the same value. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next 5 years and payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations. The operations of the purchased business have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.

The following is a summary of the fair values of the assets acquired and liabilities assumed from the acquisition:

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

4. Discontinued Operations

UK Entity - Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. We received $0.3 million in cash during first quarter of fiscal 2015, resulting in a remaining receivable of $0.5 million. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013. In addition, the assets and liabilities of RSG and the UK entity have been classified as discontinued operations in our Condensed Consolidated Balance Sheet as of June 30, 2013.

Components of Results of Discontinued Operations

Income from discontinued operations was comprised of the following:

Three months ended
(In thousands)	June 30, 2013
Discontinued operations:
Net revenue	$25,115

Income from operations	745
Other expense, net	54
Income on sale	691
Income tax expense	164
Income from discontinued operations	$527

Income tax expense recorded during the three months ended June 30, 2013 is due to intra-period tax allocation rules associated with discontinued operations.

5. Restructuring Charges
We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2014 Restructuring Activity

In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter of fiscal 2014, we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits. As of June 30, 2014, we had a remaining liability of approximately $0.2 million recorded for the fiscal 2014 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			June 30,
(In thousands)	2014	Provision	Payments	2014
Fiscal 2014 Restructuring Plan:
Severance and employment costs	$534	$370	$(717)	$187
Total restructuring costs	$534	$370	$(717)	$187

The remaining severance and other employment costs of approximately $0.2 million will be paid in fiscal 2015.

6. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30, 2014			March 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,305)	$470	$10,775	$(10,080)	$695
Non-competition agreements	2,700	(2,539)	161	2,700	(2,473)	227
Developed technology	10,660	(10,185)	475	10,660	(10,156)	504
Patented technology	80	(80)	—	80	(80)	—
	24,215	(23,109)	1,106	24,215	(22,789)	1,426
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(23,109)	$10,306	$33,415	$(22,789)	$10,626

Software development costs	$15,211	$(529)	$14,682	$14,587	$(270)	$14,317
Project expenditures not yet in use	15,598	—	15,598	12,397	—	12,397
Accumulated impairment	(9,493)	N/A	(9,493)	(9,493)	N/A	(9,493)
Total software development costs	$21,316	$(529)	$20,787	$17,491	$(270)	$17,221

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2015	$1,580
2016	1,265
2017	1,265
2018	1,265
2019	889
2020	31
Total	$6,295

Amortization expense relating to intangible assets was $0.3 million for the three months ended June 30, 2014, and 2013, respectively. Amortization expense relating to developed technology software intangible assets was $0.3 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for acquired and internally developed intangibles that are related to revenue generating products is included in Products cost of goods sold.

Capitalized software development costs that are internally developed are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $3.9 million and $2.9 million during the three months ended June 30, 2014 and 2013, respectively.

7. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2014	March 31, 2014
Accrued liabilities:
Salaries, wages, and related benefits	$3,999	$8,308
Other taxes payable	1,081	1,122
Accrued legal settlements	135	1,630
Restructuring liabilities	187	534
Professional fees	466	674
Software license fees	—	500
Deferred rent	491	477
Contingent consideration	180	127
Other	688	860
Total	$7,227	$14,232
Other non-current liabilities:
Uncertain tax positions	$1,517	$2,440
Deferred rent	1,683	1,755
Contingent consideration	1,558	1,612
Other	358	358
Total	$5,116	$6,165

8. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months ended June 30, 2014 and 2013:

	Three months ended
	June 30,
(Dollars in thousands)	2014	2013
Income tax benefit	$(795)	$(330)
Effective tax rate	26.3%	(71.9)%

For the three months ended June 30, 2014, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys' fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

10. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended
	June 30,
(In thousands, except per share data)	2014	2013
Numerator:
(Loss) income from continuing operations	$(2,229)	$789
Income from discontinued operations	—	527
Net (loss) income	$(2,229)	$1,316

Denominator:
Weighted average shares outstanding - basic	22,324	22,022
Weighted average shares outstanding - diluted	22,324	22,292

(Loss) earnings per share - basic:
(Loss) income per share from continuing operations	$(0.10)	$0.04
Income per share from discontinued operations	—	0.02
Net (loss) income per share	$(0.10)	$0.06

(Loss) earnings per share - diluted:
(Loss) income per share from continuing operations	$(0.10)	$0.04
Income per share from discontinued operations	$—	$0.02
Net (loss) income per share	$(0.10)	$0.06

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,163	721

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes

282,789 and 315,411 of restricted shares and performance shares at June 30, 2014 and 2013, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months ended June 30, 2014, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

11. Share-based Compensation

We may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, restricted shares, and restricted share units for up to 3.0 million common shares under our 2011 Stock Incentive Plan (the 2011 Plan). The maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares, and the maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2011 Plan is 1.0 million.

We have a shareholder-approved 2006 Stock Incentive Plan (the 2006 Plan), as well as, a 2000 Stock Option Plan for Outside Directors and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

We record compensation expense related to stock options, SSARs, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and SSARs awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares.

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended
	June 30,
(In thousands)	2014	2013
Product development	$167	$142
Sales and marketing	20	13
General and administrative	178	210
Total share-based compensation expense	$365	$365

Stock Options

The following table summarizes the activity during the three months ended June 30, 2014 for stock options awarded under the 2006 Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2014	627,500	$15.26
Granted	—	—
Exercised	(7,500)	13.76
Cancelled/expired	—	—
Outstanding and exercisable at June 30, 2014	620,000	$15.28	1.8	$51

A total of 565 shares, net of 6,935 shares withheld to cover the applicable exercise price of the award and, were issued from treasury shares to settle stock options exercised during the first three months of fiscal 2015.

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the three months ended June 30, 2014 for SSARs awarded under the 2011 and the 2006 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2014	320,236	$9.05
Granted	113,900	14.43
Exercised	(10,345)	7.62
Forfeited	(2,834)	7.46
Expired	—	—
Outstanding at June 30, 2014	420,957	$10.55	5.6	$1,527
Exercisable at June 30, 2014	184,811	$8.52	5.0	$1,027

As of June 30, 2014, total unrecognized stock based compensation expense related to non-vested SSARs was $1.3 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

A total of 4,101 shares, net of 793 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the three months ended June 30, 2014. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2014 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2014	139,501	$10.72
Granted	144,443	14.44
Vested	(16,840)	8.64
Forfeited	(2,043)	12.38
Outstanding at June 30, 2014	265,061	$12.85

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2014, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.8 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

Performance Shares

The following table summarizes the activity during the three months ended June 30, 2014 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2014	17,728	$8.64
Granted	—	—
Outstanding at June 30, 2014	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of June 30, 2014, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.5 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2014 and 2013.

Our cash equivalents consist of highly liquid investments with original maturity dates of three months or less and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. The fair value of our marketable securities, comprised of commercial paper, corporate bonds and certificates of deposit, was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets, and therefore, is classified within Level 2 of the fair value hierarchy. Our marketable securities consist of investments with original maturity dates of 90 to 365 days and are classified as available for sale.

The following data summarizes our cash equivalents and marketable securities:

	June 30, 2014

	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable
(In thousands)	cost basis	gains	losses	value	equivalents	securities
Level 2:
Commercial paper	$5,997	$—	$—	$5,997	$5,997	$—
Certificates of deposit	10,010	—	—	10,010	5,004	5,006
Corporate bonds	5,134	—	4	5,130	—	5,130
Total	$21,141	$—	$4	$21,137	$11,001	$10,136

	March 31, 2014

	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable
(In thousands)	cost basis	gains	losses	value	equivalents	securities
Level 2:
Commercial paper	$19,993	$—	$—	$19,993	$19,993	$—
Certificates of deposit	9,006	—	—	9,006	9,006	—
Total	$28,999	$—	$—	$28,999	$28,999	$—

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$2,389	$—	$—	$2,389
Liabilities:
Contingent consideration — current	$180	$—	$—	$180
Contingent consideration — non-current	1,558	—	—	1,558

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$1,989	$—	$—	$1,989
Corporate-owned life insurance — non-current	2,371	—	—	2,371
Liabilities:
Contingent consideration — current	$127	$—	$—	$127
Contingent consideration — non-current	1,612	—	—	1,612

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2014	2013
Corporate-owned life insurance:
Balance on April 1	$4,360	$3,673
Unrealized gain relating to instruments held at reporting date	14	30
Purchases, sales, issuances and settlements, net	4	—
Proceeds from corporate-owned life insurance policy	(1,989)	—
Balance on June 30	$2,389	$3,703

The following tables present a summary of changes in the fair value of the Level 3 assets and liabilities:

Level 3 assets and liabilities
Three months ended June 30, 2014
(In thousands)	Contingent consideration
Balance at April 1, 2014	$1,739
Foreign currency translation adjustments	—
Amortization	—
Provisions	—
Purchases	—
Activity, payments and other charges (net)	(1)
Balance at June 30, 2014	$1,738

Level 3 assets and liabilities
Three months ended June 30, 2013
(In thousands)	Contingent consideration
Balance at April 1, 2013	$—
Foreign currency translation adjustments	—
Amortization	—
Provisions	—
Purchases	—
Activity, payments and other charges (net)	1,800
Balance at June 30, 2013	$1,800

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2014. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 30 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2014 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry. We specialize in market-leading point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, Georgia, and offices in Singapore, Hong Kong and Malaysia.

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

Our strategic plan specifically focuses on:

•	Differentiated service excellence, with strong customer focus

•	Customer driven development,

•	Industry led innovation, capitalizing on our intellectual property and emerging technology trends.

•	Enabling lasting connections with our customers and our customers with their guests.

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

Matters Affecting Comparability

On July 1, 2013, we completed the sale of RSG to Kyrus Solutions, Inc., an affiliate of Clearlake Capital Group, L.P. For financial reporting purposes, RSG’s operating results for fiscal 2014 through the completion of the sale were classified within discontinued operations.

On March 31, 2014, we completed the sale of our UK entity to Verteda Limited, a U.K. based company. For financial reporting purposes, the UK entity operating results for all periods presented were classified within discontinued operations.

Accordingly, the discussion and analysis presented below, reflects the continuing business of Agilysys.

Results of Operations

First Fiscal Quarter 2015 Compared to First Fiscal Quarter 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the three months ended June 30, 2014 and 2013:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$6,052	$7,506	$(1,454)	(19.4)%
Support, maintenance and subscription services	13,819	12,874	945	7.3%
Professional services	3,875	3,320	555	16.7%
Total net revenue	23,746	23,700	46	0.2%
Cost of goods sold:
Products	3,499	3,623	(124)	(3.4)%
Support, maintenance and subscription services	3,130	2,269	861	37.9%
Professional services	2,443	2,171	272	12.5%
Total net cost of goods sold	9,072	8,063	1,009	12.5%
Gross profit	14,674	15,637	(963)	(6.2)%
Gross profit margin	61.8%	66.0%
Operating expenses:
Product development	5,865	6,232	(367)	(5.9)%
Sales and marketing	3,885	2,967	918	30.9%
General and administrative	5,117	4,629	488	10.5%
Depreciation of fixed assets	614	481	133	27.7%
Amortization of intangibles	1,783	794	989	124.6%
Restructuring, severance and other charges	370	55	315	nm
Legal settlements	149	—	149	nm
Operating (loss) income	$(3,109)	$479	$(3,588)	nm
Operating (loss) income percentage	(13.1)%	2.0%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2014	2013
Net revenue:
Products	25.5%	31.7%
Support, maintenance and subscription services	58.2	54.3
Professional services	16.3	14.0
Total	100.0	100.0
Cost of goods sold:
Products	14.7	15.3
Support, maintenance and subscription services	13.2	9.6
Professional services	10.3	9.2
Total	38.2	34.0
Gross profit	61.8	66.0
Operating expenses:
Product development	24.7	26.3
Sales and marketing	16.4	12.5
General and administrative	21.5	19.5
Depreciation of fixed assets	2.6	2.0
Amortization of intangibles	7.5	3.4
Restructuring, severance and other charges	1.6	0.2
Legal settlements	0.6	—
Operating (loss) income	(13.1)%	2.0%

Net revenue.  Total net revenue remained relatively flat during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Products revenue decreased $1.5 million, or 19.4%, primarily as a result of a reduction in product sales in the first quarter of fiscal 2015 due to our historically soft first quarter and the ramp up time associated with our planned transition within our sales force. Support, maintenance and subscription services revenue increased $0.9 million, or 7.3%, as a result of continued focus on selling subscription based hosting revenue, and ongoing support from our growing proprietary product sales. Professional services revenue increased $0.6 million or 16.7% due to timing of customer installations.

Gross profit and gross profit margin.  Our total gross profit decreased $1.0 million, or 6.2%, for the first quarter of fiscal 2015 and total gross profit margin decreased 420 basis points to 61.8%. Products gross profit decreased $1.3 million and gross profit margin decreased 950 basis points to 42.2% mainly as a result of lower sales of higher margin proprietary software sales which made up a smaller portion of total product sales in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Also impacting gross profit margin was $0.3 million of amortization expense of software products that were recently placed into service. Support, maintenance and subscription services gross profit increased $0.1 million while gross margin decreased 500 basis points to 77.3% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross margin increased $0.3 million and gross profit margin increased 230 basis points to 36.9% as a result of more efficient use of labor required to meet the needs of timing of customer installations.

Operating expenses

Operating expenses, excluding the charges for legal settlements and restructuring, severance and other charges, increased $2.2 million, or 14.3%, in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $0.4 million, or 5.9% in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. This decrease is driven by an increased amount of time during the quarter spent on revenue generating projects resulting in a greater percentage of gross labor cost being classified as cost of goods sold. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $3.9 million and $2.9 million during the three months ended June 30, 2014 and 2013, respectively.

Sales and marketing.  Sales and marketing increased $0.9 million, or 31.0%, in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. The increase is due mainly to increased marketing activities surrounding the launch of our next generation product rGuest™.

General and administrative.  General and administrative increased $0.5 million, or 10.5%, in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 as a result of increased cost surrounding the ongoing effort to streamline and rationalize our back-office processes, including the cost of resources involved in an enterprise resource planning system (ERP) replacement project.

Depreciation of fixed assets.  Depreciation of fixed assets increased $0.1 million, or 27.7%, in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 due to the timing of asset acquisitions.

Amortization of intangibles.  In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $0.9 million in the first quarter of fiscal 2015 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014.

Restructuring, severance and other charges. In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits. As of June 30, 2014, we had a remaining liability of approximately $0.2 million recorded for the fiscal 2014 restructuring activity. We do not anticipate any significant additional restructuring charges related to these fiscal 2014 actions. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Legal settlements. During the first quarter of fiscal 2015, we recorded $0.1 million in legal settlements.

Other (Income) Expenses

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other (income) expenses:
Interest income	$(53)	$(13)	$40	(307.7)%
Interest expense	13	61	48	78.7%
Other income, net	(45)	(28)	17	(60.7)%
Total other expense (income), net	$(85)	$20	$105	525.0%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds. The increase in interest income in the first quarter of fiscal 2015 compared to the first fiscal quarter of 2014 is due to increased investment in commercial paper and corporate bonds that yielded higher interest rates on our investments.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to non-renewal of certain capital leases.

Other income, net.  Other income increased in the first quarter of fiscal 2015. This is primarily due to gains recognized for the change in value of corporate owned life insurance policies.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Income tax benefit	$(795)	$(330)	$465	nm
Effective tax rate	26.3%	(71.9)%

nm - not meaningful
For the first quarter of fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
For the first quarter of fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations. Other items affecting the rate include decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.1 million of tax and zero to $0.1 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
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

Acquisitions

On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration and is still assessed at the same value. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next 5 years and payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. The acquisition was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations. The operations of the purchased business have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.

The following is a summary of the fair values of the assets acquired and liabilities assumed from the acquisition:

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

Discontinued Operations

UK Entity - Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. We received $0.3 million in cash during first quarter of fiscal 2014, resulting in a remaining receivable of $0.5 million. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2013. In addition, the assets and liabilities of RSG and the UK entity have been classified as discontinued operations in our Condensed Consolidated Balance Sheet as of June 30, 2013.

Income from discontinued operations was comprised of the following:

Three months ended
(In thousands)	June 30, 2013
Discontinued operations:
Net revenue	$25,115

Income from operations	745
Other expense, net	54
Income on sale	691
Income tax expense	164
Income from discontinued operations	$527

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2014. We believe that cash flow from operating activities, cash on hand of $77.9 million and marketable securities of $10.1 million as of June 30, 2014 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of June 30, 2014 and March 31, 2014, our total debt was approximately $0.3 million, comprised of capital lease obligations in both periods.

At June 30, 2014, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less, including investments in certificates of deposit, commercial paper, treasury bills, money market funds and other investments. Our marketable securities are deposited in certificates of deposit and corporate bonds with original maturities of 90-365 days. We maintain 92.0% of our cash, cash equivalents and marketable securities in the United States. Therefore, we believe that credit risk is limited with respect to our cash, cash equivalents, and marketable securities balances.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2014	2013
Net cash used in continuing operations:
Operating activities	$(8,187)	$(5,592)
Investing activities	(13,157)	(4,984)
Financing activities	(386)	(594)
Effect of exchange rate changes on cash	26	(51)
Cash flows used in continuing operations	(21,704)	(11,221)
Operating cash flows used in discontinued operations	—	(1,099)
Net decrease in cash and cash equivalents	$(21,704)	$(12,320)

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $8.2 million in the first three months of fiscal 2015. The use of cash was mostly attributable to our operating loss in the quarter of $3.1 million, $1.6 million in legal settlement payments, $2.0 million for working capital movements related to the timing of payments to vendors and $2.3 million of annual bonus payments.

Cash flows used in operating activities were $5.6 million in the first three months of fiscal 2014. The use of cash included $2.0 million annual bonus payments, $1.9 million for working capital movements related to the timing of receipts from customers and payments to vendors, $1.7 million from deferred revenue for services performed during the period and $0.4 million in restructuring payments.

Cash flow used in investing activities from continuing operations. In fiscal 2015, the $13.2 million in cash used in investing activities was primarily comprised of $10.2 million used for the purchase of marketable securities, $1.2 million used for the new ERP replacement project and purchase of property and equipment and $4.0 million for the development of proprietary software. This was partially offset by $2.0 million in proceeds received from a company owned life insurance policy.

In fiscal 2014, the $5.0 million in cash used in investing activities was primarily comprised of $1.8 million paid for the acquisition of TMx, $1.4 million used for the enhancement of internal use software and purchase of property and equipment and $1.9 million for the development of proprietary software.

Cash flow used in financing activities from continuing operations.  During the first three months of fiscal 2015, the $0.4 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

During the first three months of fiscal 2014, the $0.6 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of June 30, 2014, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2014. There have been no material changes in our significant accounting policies and estimates since March 31, 2014 except as noted in Note 2, Summary of Significant Accounting Policies.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of our Annual Report for the fiscal year ended March 31, 2014. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2014. There have been no material changes in our market risk exposures since March 31, 2014.

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

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2014 that may materially affect our business, results of operations, or financial condition.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	August 7, 2014	/s/Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)