Form 10-Q
period 2014-09-30
AGILYSYS INC
filed 2014-11-06
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of Common Shares of the registrant outstanding as of October 31, 2014 was 22,814,241.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 30, 2014	March 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$67,168	$99,566
Marketable securities	10,077	—
Accounts receivable, net of allowances of $838 and $1,101, respectively	23,519	23,615
Inventories	720	481
Prepaid expenses	2,901	3,300
Other current assets	585	2,892
Total current assets	104,970	129,854
Property and equipment, net	13,670	12,251
Goodwill	19,622	17,158
Intangible assets, net	9,985	10,626
Software development costs, net	24,498	17,221
Other non-current assets	3,851	3,785
Total assets	$176,596	$190,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,144	$11,073
Deferred revenue	17,295	22,795
Accrued liabilities	9,555	14,232
Capital lease obligations, current	141	43
Total current liabilities	37,135	48,143
Deferred income taxes, non-current	3,444	3,422
Capital lease obligations, non-current	170	292
Other non-current liabilities	5,190	6,165
Commitments and contingencies (see Note 9)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,814,241 and 22,467,970 shares outstanding at September 30, 2014 and March 31, 2014, respectively	9,482	9,482
Treasury shares, 8,792,590 and 9,138,861 at September 30, 2014 and March 31, 2014, respectively	(2,638)	(2,741)
Capital in excess of stated value	(12,363)	(13,409)
Retained earnings	136,319	139,675
Accumulated other comprehensive loss	(143)	(134)
Total shareholders' equity	130,657	132,873
Total liabilities and shareholders' equity	$176,596	$190,895

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net revenue:
Products	$7,649	$8,585	$13,701	$16,091
Support, maintenance and subscription services	13,775	12,881	27,594	25,755
Professional services	4,894	3,380	8,769	6,700
Total net revenue	26,318	24,846	50,064	48,546
Cost of goods sold:
Products	3,502	3,285	7,001	6,908
Support, maintenance and subscription services	2,961	2,578	6,091	4,847
Professional services	3,186	2,395	5,629	4,566
Total net cost of goods sold	9,649	8,258	18,721	16,321
Gross profit	16,669	16,588	31,343	32,225
	63.3%	66.8%	62.6%	66.4%
Operating expenses:
Product development	6,191	6,714	12,056	12,946
Sales and marketing	3,825	4,068	7,710	7,035
General and administrative	6,079	5,065	11,196	9,694
Depreciation of fixed assets	532	513	1,146	994
Amortization of intangibles	594	794	2,377	1,588
Asset impairments and related charges	—	18	—	18
Restructuring, severance and other charges	448	562	818	617
Legal settlements	54	—	203	—
Operating loss	(1,054)	(1,146)	(4,163)	(667)
Other (income) expenses:
Interest income	(21)	(20)	(74)	(33)
Interest expense	14	45	27	106
Other (income) expense, net	(1)	39	(46)	11
Loss before income taxes	(1,046)	(1,210)	(4,070)	(751)
Income tax expense (benefit)	81	100	(714)	(230)
Loss from continuing operations	(1,127)	(1,310)	(3,356)	(521)
Income from discontinued operations, net of taxes	—	21,762	—	22,289
Net (loss) income	$(1,127)	$20,452	$(3,356)	$21,768

Weighted average shares outstanding - basic	22,340	22,125	22,332	22,075
Net (loss) income per share - basic:
Loss per share from continuing operations	$(0.05)	$(0.06)	$(0.15)	$(0.02)
Income per share from discontinued operations	—	0.98	—	1.01
Net (loss) income per share	$(0.05)	$0.92	$(0.15)	$0.99

Weighted average shares outstanding - diluted	22,340	22,125	22,332	22,075
Net (loss) income per share - diluted:
Loss per share from continuing operations	$(0.05)	$(0.06)	$(0.15)	$(0.02)
Income per share from discontinued operations	—	0.98	—	1.01
Net (loss) income per share	$(0.05)	$0.92	$(0.15)	$0.99

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(1,127)	$20,452	$(3,356)	$21,768
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(1)	133	(4)	184
Unrealized loss on sale of securities	(1)	—	(5)	—
Total comprehensive (loss) income	$(1,129)	$20,585	$(3,365)	$21,952

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(In thousands)	September 30,
	2014	2013
Operating activities
Net (loss) income	$(3,356)	$21,768
Less: Income from discontinued operations	—	22,289
Loss from continuing operations	(3,356)	(521)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	818	617
Payments for restructuring, severance and other charges	(823)	(896)
Legal settlements	203	—
Payments for legal settlements	(1,714)	(87)
Asset impairments and related charges	—	18
Depreciation	1,146	994
Amortization	2,987	1,576
Share-based compensation	1,067	882
Excess tax benefit from equity awards	—	(139)
Changes in operating assets and liabilities:
Accounts receivable	104	(1,572)
Inventories	(237)	214
Prepaid expense	400	(333)
Accounts payable	(1,432)	(1,032)
Deferred revenue	(5,503)	(5,133)
Accrued liabilities	(2,255)	(2,055)
Income taxes payable	(892)	(539)
Other changes, net	(17)	339
Net cash used in operating activities from continuing operations	(9,504)	(7,667)
Net cash used in operating activities from discontinued operations	—	(1,011)
Net cash used in operating activities	(9,504)	(8,678)
Investing activities
Capital expenditures	(3,036)	(2,425)
Capitalized software development costs	(7,974)	(4,853)
Proceeds from sale of business units	282	36,054
Proceeds from company-owned life insurance policies, net	1,969	(4)
Cash paid for acquisition, net	(3,750)	(1,750)
Return of investment in marketable securities	119	—
Investments in marketable securities	(10,240)	—
Net cash (used) provided in investing activities from continuing operations	(22,630)	27,022
Net cash (used) provided in investing activities from discontinued operations	—	(154)
Net cash (used) provided in investing activities	(22,630)	26,868
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(373)	(777)
Exercise of employee stock options	102	64
Excess tax benefit from equity awards	—	139
Principal payments under long-term obligations	(23)	(38)
Net cash used in financing activities from continuing operations	(294)	(612)
Net cash used in financing activities from discontinued operations	—	(80)
Net cash used in financing activities	(294)	(692)
Effect of exchange rate changes on cash	30	3
Cash flows used in continuing operations	(32,398)	18,746
Cash flows used in discontinued operations	—	(1,245)
Net (decrease) increase in cash and cash equivalents	(32,398)	17,501
Cash and cash equivalents at beginning of period	99,566	82,931
Cash and cash equivalents at end of period	$67,168	$100,432
Less cash presented in current assets of discontinued operations on balance sheet	—	678
Cash and cash equivalents at end of period - continuing operations	$67,168	$99,754

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

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2013 and the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2013.

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

The Condensed Consolidated Balance Sheet as of September 30, 2014, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive (Loss) Income for three and six months ended September 30, 2014 and 2013, and the Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2014 and 2013, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

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

Adopted and Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern, which provides guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
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

3. Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014 Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
The following is a summary of the fair values of the assets acquired in the acquisition:

(In thousands)
Goodwill	$2,464
Developed technology	1,286
Total assets acquired	$3,750

The goodwill of approximately $2.5 million arising from the acquisition consists largely of synergies expected from combining the developed technology of Dining Ventures with Agilysys' operations. The goodwill from this acquisition is deductible for tax purposes over a period of 15 years.

The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized.

		Weighted-average
	Purchased assets	useful life
Developed technology	$1,286	5 years

The developed technology acquired from Dining Ventures was determined to be an internal use asset and is therefore carried in fixed assets on the balance sheet and amortized in operating expenses.

Purchase of TimeManagement Corporation - Fiscal 2014

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

The developed technology acquired from TMC was determined to be an asset held for sale and is therefore carried in intangible assets on the balance sheet and amortized in cost of goods sold.

4. Discontinued Operations

UK Entity - Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. We received $0.3 million in cash during the first half of fiscal 2015, resulting in a remaining receivable of $0.5 million. We expect to receive the remainder of this balance within fiscal 2015. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2013. In addition, the assets and liabilities of RSG and the UK entity have been classified as discontinued operations in our Condensed Consolidated Balance Sheet as of September 30, 2013.

Components of Results of Discontinued Operations

Income from discontinued operations was comprised of the following:

	Three months ended	Six months ended
	September 30,	September 30,
(In thousands)	2013	2013
Discontinued operations:
Net revenue	$1,733	$26,848

Income from operations	36	781
Other expense, net	44	(9)
Gain on sale	23,135	23,135
Income before tax from discontinued operations	23,215	23,907
Income tax expense	1,453	1,618
Income from discontinued operations	$21,762	$22,289

Income tax expense recorded during the three months and six months ended September 30, 2013 is due to intra-period tax allocation rules associated with discontinued operations.

5. Restructuring Charges
We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2015 Restructuring Activity

In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of September 30, 2014, we had a remaining liability of approximately $0.2 million recorded for the fiscal 2015 restructuring activity.

Fiscal 2014 Restructuring Activity

In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter of fiscal 2014, we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits. As of September 30, 2014, we had a remaining liability of approximately $0.1 million recorded for the fiscal 2014 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			September 30,
(In thousands)	2014	Provision	Payments	2014
Fiscal 2015 Restructuring Plan:
Severance and employment costs	$—	$178	$—	$178
Fiscal 2014 Restructuring Plan:
Severance and employment costs	$534	$370	$(823)	$81
Total restructuring costs	$534	$548	$(823)	$259

The remaining severance and other employment costs of approximately $0.3 million will be paid in fiscal 2015.

6. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30, 2014			March 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,530)	$245	$10,775	$(10,080)	$695
Non-competition agreements	2,700	(2,604)	96	2,700	(2,473)	227
Developed technology	10,660	(10,216)	444	10,660	(10,156)	504
Patented technology	80	(80)	—	80	(80)	—
	24,215	(23,430)	785	24,215	(22,789)	1,426
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(23,430)	$9,985	$33,415	$(22,789)	$10,626

Software development costs	$15,561	$(820)	$14,741	$14,587	$(270)	$14,317
Project expenditures not yet in use	19,250	—	19,250	12,397	—	12,397
Accumulated impairment	(9,493)	N/A	(9,493)	(9,493)	N/A	(9,493)
Total software development costs	$25,318	$(820)	$24,498	$17,491	$(270)	$17,221

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2015	$1,003
2016	1,335
2017	1,335
2018	1,335
2019	959
2020	65
Total	$6,032

Amortization expense relating to intangible assets was $0.3 million for the three months ended September 30, 2014, and 2013, and $0.6 million for the six months ended September 30, 2014 and 2013. Amortization expense relating to developed technology software intangible assets was $0.3 million for the three months ended September 30, 2014, and $0.6 million and $0.1 million for the six months ended September 30, 2014 and 2013, respectively. Amortization expense for acquired and internally developed intangibles that are related to products held for sale is included in Products cost of goods sold and amortization expense for acquired and internally developed intangibles that are related to internal use assets is included in operating expenses as amortization of intangibles.

Capitalized software development costs that are internally developed are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $3.9 million and $2.9 million during the three months ended September 30, 2014 and 2013, respectively, and $7.8 million and $5.8 million during the six months ended September 30, 2014 and 2013, respectively.

7. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2014	March 31, 2014
Accrued liabilities:
Salaries, wages, and related benefits	$5,775	$8,308
Other taxes payable	1,181	1,122
Accrued legal settlements	70	1,630
Restructuring liabilities	259	534
Professional fees	808	674
Software license fees	—	500
Deferred rent	353	477
Contingent consideration	180	127
Other	929	860
Total	$9,555	$14,232
Other non-current liabilities:
Uncertain tax positions	$1,533	$2,440
Deferred rent	1,742	1,755
Contingent consideration	1,557	1,612
Other	358	358
Total	$5,190	$6,165

8. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and six months ended September 30, 2014 and 2013:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Income tax expense (benefit)	$81	$100	$(714)	$(230)
Effective tax rate	(7.7)%	(8.3)%	17.5%	30.6%

For the three and six months ended September 30, 2014, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys' fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter. The litigation is currently stayed pending a covered business method review by the United States Patent and Trademark Office of a subset of the patents alleged to be infringed by Agilysys. The covered business method review was instituted on March 26, 2014, and must be completed within one year of institution, except that the time to complete the review may be extended by up to six months for good cause.

10. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(1,127)	$(1,310)	$(3,356)	$(521)
Income from discontinued operations	—	21,762	—	22,289
Net (loss) income	$(1,127)	$20,452	$(3,356)	$21,768

Denominator:
Weighted average shares outstanding - basic	22,340	22,125	22,332	22,075
Weighted average shares outstanding - diluted	22,340	22,125	22,332	22,075

(Loss) earnings per share - basic:
Loss per share from continuing operations	$(0.05)	$(0.06)	$(0.15)	$(0.02)
Income per share from discontinued operations	—	0.98	—	1.01
Net (loss) income per share	$(0.05)	$0.92	$(0.15)	$0.99

(Loss) earnings per share - diluted:
Loss per share from continuing operations	$(0.05)	$(0.06)	$(0.15)	$(0.02)
Income per share from discontinued operations	$—	$0.98	$—	$1.01
Net (loss) income per share	$(0.05)	$0.92	$(0.15)	$0.99

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,467	1,406	1,316	1,502

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 470,956 and 283,596 of restricted shares and performance shares at September 30, 2014 and 2013, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months ended September 30, 2014, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

We have a shareholder-approved 2006 Stock Incentive Plan (the 2006 Plan) and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Product development	$242	$215	$409	$356
Sales and marketing	12	37	32	50
General and administrative	448	265	626	476
Total share-based compensation expense	702	517	1,067	882

Stock Options

The following table summarizes the activity during the six months ended September 30, 2014 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2014	627,500	$15.26
Granted	—	—
Exercised	(15,000)	13.76
Cancelled/expired	(30,000)	13.11
Outstanding and exercisable at September 30, 2014	582,500	$15.41	1.6	$—

A total of 8,065 shares, net of 6,935 shares withheld to cover the applicable exercise price of the award, were issued from treasury shares to settle stock options exercised during the first six months of fiscal 2015.

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the six months ended September 30, 2014 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2014	320,236	$9.05
Granted	113,900	14.43
Exercised	(16,078)	7.75
Forfeited	(10,668)	7.46
Expired	—	—
Outstanding at September 30, 2014	407,390	$10.64	5.3	$806
Exercisable at September 30, 2014	179,078	$8.54	4.4	$590

As of September 30, 2014, total unrecognized stock based compensation expense related to non-vested SSARs was $1.1 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

A total of 5,463 shares, net of 1,446 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the six months ended September 30, 2014. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2014 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2014	139,501	$10.72
Granted	344,443	13.90
Vested	(16,840)	8.64
Forfeited	(13,876)	13.15
Outstanding at September 30, 2014	453,228	$13.13

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2014, total unrecognized stock based compensation expense related to non-vested restricted stock was $4.8 million, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

Performance Shares

The following table summarizes the activity during the six months ended September 30, 2014 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2014	17,728	$8.64
Granted	—	—
Outstanding at September 30, 2014	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of September 30, 2014, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.3 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2014 and 2013.

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

The following data summarizes our cash equivalents and marketable securities:

	September 30, 2014

	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable
(In thousands)	cost basis	gains	losses	value	equivalents	securities
Level 2:
Commercial paper	$2,999	$—	$—	$2,999	$2,999	$—
Certificates of deposit	5,006	—	—	5,006	—	5,006
Corporate bonds	5,076	—	5	5,071	—	5,071
Total	$13,081	$—	$5	$13,076	$2,999	$10,077

	March 31, 2014

	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable
(In thousands)	cost basis	gains	losses	value	equivalents	securities
Level 2:
Commercial paper	$19,993	$—	$—	$19,993	$19,993	$—
Certificates of deposit	9,006	—	—	9,006	9,006	—
Total	$28,999	$—	$—	$28,999	$28,999	$—

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$2,419	$—	$—	$2,419
Liabilities:
Contingent consideration — current	$180	$—	$—	$180
Contingent consideration — non-current	1,557	—	—	1,557

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$1,989	$—	$—	$1,989
Corporate-owned life insurance — non-current	2,371	—	—	2,371
Liabilities:
Contingent consideration — current	$127	$—	$—	$127
Contingent consideration — non-current	1,612	—	—	1,612

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six months ended
	September 30,
(In thousands)	2014	2013
Corporate-owned life insurance:
Balance on April 1	$4,360	$3,673
Unrealized gain relating to instruments held at reporting date	28	30
Purchases, sales, issuances and settlements, net	20	—
Proceeds from corporate-owned life insurance policy	(1,989)	—
Balance on September 30	$2,419	$3,703

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

Level 3 assets and liabilities
Six months ended September 30, 2014
(In thousands)	Contingent consideration
Balance at April 1, 2014	$1,739
Foreign currency translation adjustments	—
Amortization	—
Provisions	—
Purchases	—
Activity, payments and other charges (net)	(2)
Balance at September 30, 2014	$1,737

Level 3 assets and liabilities
Six months ended September 30, 2013
(In thousands)	Contingent consideration
Balance at April 1, 2013	$—
Foreign currency translation adjustments	—
Amortization	—
Provisions	—
Purchases	—
Activity, payments and other charges (net)	1,800
Balance at September 30, 2013	$1,800

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2014. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 37 of this Quarterly Report and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2014 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Our strategic plan specifically focuses on:

•	Transforming the guest experience by improving quality of service through technology.

•	Enabling lasting connections with our customers and our customers with their guests through the entire guest lifecycle.

•	Enabling lasting connections with our customers and our team through differentiated customer service and customer driven development.

•	Industry led innovation, capitalizing on our intellectual property and emerging technology trends.

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

Results of Operations

Second Fiscal Quarter 2015 Compared to Second Fiscal Quarter 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the three months ended September 30, 2014 and 2013:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$7,649	$8,585	$(936)	(10.9)%
Support, maintenance and subscription services	13,775	12,881	894	6.9%
Professional services	4,894	3,380	1,514	44.8%
Total net revenue	26,318	24,846	1,472	5.9%
Cost of goods sold:
Products	3,502	3,285	217	6.6%
Support, maintenance and subscription services	2,961	2,578	383	14.9%
Professional services	3,186	2,395	791	33.0%
Total net cost of goods sold	9,649	8,258	1,391	16.8%
Gross profit	16,669	16,588	81	0.5%
Gross profit margin	63.3%	66.8%
Operating expenses:
Product development	6,191	6,714	(523)	(7.8)%
Sales and marketing	3,825	4,068	(243)	(6.0)%
General and administrative	6,079	5,065	1,014	20.0%
Depreciation of fixed assets	532	513	19	3.7%
Amortization of intangibles	594	794	(200)	(25.2)%
Asset impairments and related charges	—	18	(18)	nm
Restructuring, severance and other charges	448	562	(114)	nm
Legal settlements	54	—	54	nm
Operating loss	$(1,054)	$(1,146)	$92	nm
Operating loss percentage	(4.0)%	(4.6)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2014	2013
Net revenue:
Products	29.1%	34.6%
Support, maintenance and subscription services	52.3	51.8
Professional services	18.6	13.6
Total	100.0	100.0
Cost of goods sold:
Products	13.3	13.2
Support, maintenance and subscription services	11.3	10.4
Professional services	12.1	9.6
Total	36.7	33.2
Gross profit	63.3	66.8
Operating expenses:
Product development	23.5	27.0
Sales and marketing	14.5	16.4
General and administrative	23.1	20.4
Depreciation of fixed assets	2.0	2.1
Amortization of intangibles	2.3	3.2
Asset impairments and related charges	—	0.1
Restructuring, severance and other charges	1.7	2.3
Legal settlements	0.2	—
Operating (loss) income	(4.0)%	(4.6)%

Net revenue.  Total net revenue increased 5.9% during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Products revenue decreased $0.9 million, or 10.9%, primarily as a result of a reduction in product sales in the second quarter of fiscal 2015 due to the continued ramp up time associated with our planned transition within our sales force and our strategic initiatives to drive more recurring revenue. Support, maintenance and subscription services revenue increased $0.9 million, or 6.9%, as a result of continued focus on selling subscription based hosting revenue which saw a 13.5% increase over the same period a year ago, and ongoing support from our growing proprietary product sales. Professional services revenue increased $1.5 million or 44.8% due to timing of customer installations including two large services projects with significant effort in the second quarter of fiscal 2015 that resulted in approximately $1.0 million of revenue.

Gross profit and gross profit margin.  Our total gross profit increased $0.1 million, or 0.5%, for the second quarter of fiscal 2015 and total gross profit margin decreased 350 basis points to 63.3%. Products gross profit decreased $1.2 million and gross profit margin decreased 750 basis points to 54.2% mainly as a result of lower sales of higher margin proprietary software sales in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. Also impacting gross profit margin was $0.3 million of incremental amortization expense of software products that were recently placed into service. Support, maintenance and subscription services gross profit increased $0.5 million while gross margin decreased 150 basis points to 78.5% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross margin increased $0.7 million and gross profit margin increased 580 basis points to 34.9% as a result of more efficient use of labor required to meet the needs of timing of customer installations, including the two large service projects mentioned above.

Operating expenses

Operating expenses, excluding the charges for legal settlements and restructuring, severance and other charges, increased $0.1 million, or 0.3%, in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $0.5 million, or 7.8% in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014. Although we have increased our gross investment in the product development team, a larger percentage of that team's time is being used for development of our future generation products and are being capitalized than in the prior year. These research and development costs are capitalized as software development costs for future use. We capitalized approximately $3.9 million and $2.9 million during the three months ended September 30, 2014 and 2013, respectively. In addition, we saw increased efforts in the second quarter of fiscal 2015 for customer specific engagements which resulted in certain headcount costs being included in cost of goods sold, which also contributed to the lower product development expense in the period.

Sales and marketing.  Sales and marketing decreased $0.2 million, or 6.0%, in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014. The decrease is due mainly to the timing of our sales and marketing reorganization as we continue to try to better align and ramp our sales force to better serve our customers and our longer term strategy.

General and administrative.  General and administrative increased $1.0 million, or 20.0%, in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 as a result of increased cost surrounding the ongoing effort to streamline and rationalize our back-office processes, including the cost of resources involved in an enterprise resource planning system (ERP) replacement project.

Depreciation of fixed assets.  Depreciation of fixed assets increased less than $0.1 million, or 3.7%, in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 due to the timing of asset acquisitions.

Amortization of intangibles.  Amortization of intangibles decreased $0.2 million or 25.2% in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 partially due to reduced expense related to our previous ERP system which was fully amortized by the start of the second quarter of fiscal 2015 once replaced.

Restructuring, severance and other charges. In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions and to reduce operating costs and recorded $0.2 million in restructuring charges related to the fiscal 2015 restructuring activity, comprised of severance and other employee related benefits.

In the second quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits.

As of September 30, 2014, we had a remaining liability of approximately $0.2 million recorded for the fiscal 2015 restructuring activity and $0.1 million recorded for the fiscal 2014 restructuring activity. We do not anticipate any significant additional restructuring charges related to these actions. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Legal settlements. During the second quarter of fiscal 2015, we recorded $0.1 million in legal settlements to finalize legal settlements originally estimated and recorded in the first quarter of fiscal 2015.

Other (Income) Expenses

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other (income) expenses:
Interest income	$(21)	$(20)	$1	5.0%
Interest expense	14	45	31	68.9%
Other (income) expense, net	(1)	39	40	102.6%
Total other expense (income), net	$(8)	$64	$72	112.5%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to non-renewal of certain capital leases.

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Income tax expense	$81	$100	$19	nm
Effective tax rate	(7.7)%	(8.3)%

nm - not meaningful
For the second quarter of fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
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

First Half Fiscal 2015 Compared to First Half Fiscal 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the six months ended September 30, 2014 and 2013:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$13,701	$16,091	$(2,390)	(14.9)%
Support, maintenance and subscription services	27,594	25,755	1,839	7.1%
Professional services	8,769	6,700	2,069	30.9%
Total net revenue	50,064	48,546	1,518	3.1%
Cost of goods sold:
Products	7,001	6,908	93	1.3%
Support, maintenance and subscription services	6,091	4,847	1,244	25.7%
Professional services	5,629	4,566	1,063	23.3%
Total net cost of goods sold	18,721	16,321	2,400	14.7%
Gross profit	31,343	32,225	(882)	(2.7)%
Gross profit margin	62.6%	66.4%
Operating expenses:
Product development	12,056	12,946	(890)	(6.9)%
Sales and marketing	7,710	7,035	675	9.6%
General and administrative	11,196	9,694	1,502	15.5%
Depreciation of fixed assets	1,146	994	152	15.3%
Amortization of intangibles	2,377	1,588	789	49.7%
Asset impairments and related charges	—	18	(18)	nm
Restructuring, severance and other charges	818	617	201	nm
Legal settlements	203	—	203	nm
Operating loss	$(4,163)	$(667)	$(3,496)	nm
Operating loss percentage	(8.3)%	(1.4)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
	2014	2013
Net revenue:
Products	27.4%	33.1%
Support, maintenance and subscription services	55.1	53.1
Professional services	17.5	13.8
Total	100.0	100.0
Cost of goods sold:
Products	14.0	14.2
Support, maintenance and subscription services	12.2	10.0
Professional services	11.2	9.4
Total	37.4	33.6
Gross profit	62.6	66.4
Operating expenses:
Product development	24.1	26.7
Sales and marketing	15.4	14.5
General and administrative	22.4	20.0
Depreciation of fixed assets	2.3	2.0
Amortization of intangibles	4.7	3.3
Asset impairments and related charges	—	—
Restructuring, severance and other charges	1.6	1.3
Legal settlements	0.4	—
Operating (loss) income	(8.3)%	(1.4)%

Net revenue.  Total net revenue increased $1.5 million or 3.1% during the first half of fiscal 2015 compared to the first half of fiscal 2014. Products revenue decreased $2.4 million, or 14.9%, primarily as a result of a reduction in product sales in the first half of fiscal 2015, due to the continued ramp up time associated with our planned transition within our sales force and our strategic initiatives to drive more recurring revenue. Support, maintenance and subscription services revenue increased $1.8 million, or 7.1%, as a result of continued focus on selling subscription based hosting revenue, which was an increase of 10.8% year over year, and ongoing support from our growing product sales. Professional services revenue increased $2.1 million or 30.9% due to timing of customer installations including two large services projects with significant effort in the first half of fiscal 2015 that resulted in approximately $1.5 million of revenue.

Gross profit and gross profit margin.  Our total gross profit decreased $0.9 million, or 2.7%, for the first half of fiscal 2015 and total gross profit margin decreased 380 basis points to 62.6%. Products gross profit decreased $2.5 million and gross profit margin decreased 820 basis points to 48.9% mainly as a result of lower sales of higher margin proprietary software sales which made up a smaller portion of total product sales in the first half of fiscal 2015 as compared to the first half of fiscal 2014. Also impacting gross profit margin was $0.6 million of incremental amortization expense of software products that were recently placed into service. Support, maintenance and subscription services gross profit increased $0.6 million while gross margin decreased 330 basis points to 77.9% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross margin increased $1.0 million and gross profit margin increased 390 basis points to 35.8% as a result of more efficient use of labor required to meet the needs of timing of customer installations, including the two large service projects mentioned above.

Operating expenses

Operating expenses, excluding the charges for legal settlements and restructuring, severance and other charges, increased $2.2 million, or 6.8%, in the first half of fiscal 2015 compared with the first half of fiscal 2014.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $0.9 million, or 6.9% in the first half of fiscal 2015 compared with the first half of fiscal 2014. Although we have increased our investment in the product development team, a larger percentage of that team's time is being used for customer specific engagements and are therefore included in cost of goods sold or for development of our future generation products and are being capitalized. Certain research and development costs are capitalized as software development costs for future use. We capitalized approximately $7.8 million and $5.8 million during the six months ended September 30, 2014 and 2013, respectively.

Sales and marketing.  Sales and marketing increased $0.7 million, or 9.6%, in the first half of fiscal 2015 compared with the first half of fiscal 2014. The increase is due mainly to increased marketing activities surrounding the launch of our next generation product rGuest™ partially offset with the timing of our sales and marketing reorganization as we continue to try to better align and ramp our sales force to better serve our customers.

General and administrative.  General and administrative increased $1.5 million, or 15.5%, in the first half of fiscal 2015 compared with the first half of fiscal 2014 as a result of increased cost surrounding the ongoing effort to streamline and rationalize our back-office processes, including the cost of resources involved in an enterprise resource planning system (ERP) replacement project.

Depreciation of fixed assets.  Depreciation of fixed assets increased $0.2 million, or 15.3%, in the first half of fiscal 2015 compared with the first half of fiscal 2014 due to the timing of asset acquisitions.

Amortization of intangibles.  Amortization of intangibles increased $0.8 million, or 49.7%, in the first half of fiscal 2015 compared with the first half of fiscal 2014. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $0.9 million in the first half of fiscal 2015 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014.

Restructuring, severance and other charges. In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions and to reduce operating costs and recorded $0.2 million in restructuring charges related to the fiscal 2015 restructuring activity, comprised of severance and other employee related benefits.

In the first half of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits.

As of September 30, 2014, we had a remaining liability of approximately $0.2 million recorded for the fiscal 2015 restructuring activity and $0.1 million recorded for the fiscal 2014 restructuring activity. We do not anticipate any significant additional restructuring charges related to these actions. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Legal settlements. During the first half of fiscal 2015, we recorded $0.2 million in legal settlements to finalize legal disputes originally estimated and recorded in the current fiscal year.

Other (Income) Expenses

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other (income) expenses:
Interest income	(74)	(33)	$41	124.2%
Interest expense	27	106	79	74.5%
Other (income) expense, net	(46)	11	57	518.2%
Total other expense (income), net	$(93)	$84	$177	210.7%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds. The increase in interest income in the first half of fiscal 2015 compared to the first half quarter of 2014 is due to increased investment in commercial paper and corporate bonds that yielded higher interest rates on our investments.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first half of fiscal 2015 compared to the first half of fiscal 2014 due to non-renewal of certain capital leases.

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Income tax benefit	$(714)	$(230)	$484	nm
Effective tax rate	17.5%	30.6%

nm - not meaningful
For the first half of fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
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

Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014 Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand.  Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805. The results derived from this purchased asset have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
The following is a summary of the fair values of the assets acquired in the acquisition:

(In thousands)
Goodwill	$2,464
Developed technology	1,286
Total assets acquired	$3,750

The goodwill of approximately $2.5 million arising from the acquisition consists largely of synergies expected from combining the developed technology of Dining Ventures with Agilysys' operations. The goodwill from this acquisition is deductible for tax purposes over a period of 15 years.

The following is a summary of the intangible asset acquired and the weighted-average useful life over which it will be amortized.

		Weighted-average
	Purchased assets	useful life
Developed technology	$1,286	5 years

The developed technology acquired from Dining Ventures was determined to be an internal use asset and is therefore carried in fixed assets on the balance sheet and amortized in operating expenses.

Purchase of TimeManagement Corporation - Fiscal 2014

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

The developed technology acquired from TMC was determined to be an asset held for sale and is therefore carried in intangible assets on the balance sheet and amortized in cost of goods sold.

Discontinued Operations

UK Entity - Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. We received $0.3 million in cash during the first half of fiscal 2015, resulting in a remaining receivable of $0.5 million. We expect to receive the remainder of this balance within fiscal 2015. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2013 and in the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2013. In addition, the assets and liabilities of RSG and the UK entity have been classified as discontinued operations in our Condensed Consolidated Balance Sheet as of September 30, 2013.

Income from discontinued operations was comprised of the following:

	Three months ended	Six months ended
(In thousands)	September 30, 2013	September 30, 2013
Discontinued operations:
Net revenue	$1,733	$26,848

Income from operations	36	781
Other expense, net	44	(9)
Gain on sale	23,135	23,135
Income before tax from discontinued operations	23,215	23,907
Income tax expense	1,453	1,618
Income from discontinued operations	$21,762	$22,289

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at September 30, 2014. We believe that cash flow from operating activities, cash on hand of $67.2 million and marketable securities of $10.1 million as of September 30, 2014 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of September 30, 2014 and March 31, 2014, our total debt was approximately $0.3 million, comprised of capital lease obligations in both periods.

At September 30, 2014, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less, including investments in certificates of deposit, commercial paper, treasury bills, money market funds and other investments. Our marketable securities are deposited in certificates of deposit and corporate bonds with original maturities of 90-365 days. We maintain approximately 91% of our cash, cash equivalents and marketable securities in the United States. Therefore, we believe that credit risk is limited with respect to our cash, cash equivalents, and marketable securities balances.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2014	2013
Net cash used in continuing operations:
Operating activities	$(9,504)	$(7,667)
Investing activities	(22,630)	27,022
Financing activities	(294)	(612)
Effect of exchange rate changes on cash	30	3
Cash flows used in continuing operations	(32,398)	18,746
Cash flows used in discontinued operations	—	(1,245)
Net (decrease) increase in cash and cash equivalents	$(32,398)	$17,501

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $9.5 million in the first six months of fiscal 2015. The use of cash was mostly attributable to our operating loss in the first half of $3.4 million, $1.7 million in legal settlement payments, $1.4 million for working capital movements related to the timing of payments to vendors, $5.5 million from deferred revenue for support services performed during the period and $2.3 million of annual bonus payments.

Cash flows used in operating activities were $7.7 million in the first half of fiscal 2014. The use of cash included $2.0 million annual bonus payments, $5.1 million from deferred revenue for support services performed during the period and $0.9 million in restructuring, severance and other charges.

Cash flow used in investing activities from continuing operations. In fiscal 2015, the $22.6 million in cash used in investing activities was primarily comprised of $10.2 million used for the purchase of marketable securities, $3.8 million for acquisition of developed technology for our rGuest Seat product, $3.0 million used for the new ERP replacement project and purchase of property and equipment and $8.0 million for the development of proprietary software. This was partially offset by $2.0 million in proceeds received from a company owned life insurance policy.

In fiscal 2014, the $27.0 million in cash provided by investing activities was primarily comprised of $36.0 million net proceed from the sale of RSG, offset by $1.8 million paid for the acquisition of TMx, $2.4 million used for the enhancement of internal use software and purchase of property and equipment and $4.9 million for the development of proprietary software.

Cash flow used in financing activities from continuing operations.  During the first six months of fiscal 2015, the $0.3 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

During the first half of fiscal 2014, the $0.6 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of September 30, 2014, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2014.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	November 6, 2014	/s/Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)