Form 10-Q
period 2014-12-31
AGILYSYS INC
filed 2015-02-05
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

The number of Common Shares of the registrant outstanding as of January 31, 2015 was 22,822,554.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,109	$99,566
Marketable securities	5,015	—
Accounts receivable, net of allowance for doubtful accounts of $726 and $1,101, respectively	21,248	23,615
Inventories	643	481
Prepaid expenses	2,969	3,300
Other current assets	102	2,892
Total current assets	99,086	129,854
Property and equipment, net	13,743	12,251
Goodwill	19,622	17,158
Intangible assets, net	9,699	10,626
Software development costs, net	28,511	17,221
Other non-current assets	3,956	3,785
Total assets	$174,617	$190,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,333	$11,073
Deferred revenue	18,226	22,795
Accrued liabilities	8,689	14,232
Capital lease obligations, current	141	43
Total current liabilities	37,389	48,143
Deferred income taxes, non-current	3,306	3,422
Capital lease obligations, non-current	161	292
Other non-current liabilities	5,052	6,165
Commitments and contingencies (see Note 9)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,822,554 and 22,467,970 shares outstanding at December 31, 2014 and March 31, 2014, respectively	9,482	9,482
Treasury shares, 8,784,277 and 9,138,861 at December 31, 2014 and March 31, 2014, respectively	(2,636)	(2,741)
Capital in excess of stated value	(11,590)	(13,409)
Retained earnings	133,603	139,675
Accumulated other comprehensive loss	(150)	(134)
Total shareholders' equity	128,709	132,873
Total liabilities and shareholders' equity	$174,617	$190,895

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except share data)	2014	2013	2014	2013
Net revenue:
Products	$7,247	$8,128	$20,948	$24,219
Support, maintenance and subscription services	13,920	13,284	41,514	39,039
Professional services	3,575	3,553	12,344	10,253
Total net revenue	24,742	24,965	74,806	73,511
Cost of goods sold:
Products	4,413	4,331	11,414	11,239
Support, maintenance and subscription services	3,006	3,069	9,098	7,916
Professional services	3,194	2,410	8,823	6,976
Total net cost of goods sold	10,613	9,810	29,335	26,131
Gross profit	14,129	15,155	45,471	47,380
	57.1%	60.7%	60.8%	64.5%
Operating expenses:
Product development	6,670	5,772	18,726	18,718
Sales and marketing	3,696	3,108	11,407	10,143
General and administrative	5,175	5,786	16,369	15,480
Depreciation of fixed assets	556	577	1,702	1,571
Amortization of intangibles	617	2,365	2,994	3,953
Asset impairments and related charges	—	309	—	327
Restructuring, severance and other charges	95	206	913	823
Legal settlements	—	—	203	—
Operating loss	(2,680)	(2,968)	(6,843)	(3,635)
Other expenses (income):
Interest income	(24)	(19)	(98)	(52)
Interest expense	7	44	35	150
Other expense (income), net	114	(228)	68	(217)
Loss before income taxes	(2,777)	(2,765)	(6,848)	(3,516)
Income tax benefit	(62)	(1,054)	(777)	(1,284)
Loss from continuing operations	(2,715)	(1,711)	(6,071)	(2,232)
Income from discontinued operations, net of taxes	—	(952)	—	21,338
Net (loss) income	$(2,715)	$(2,663)	$(6,071)	$19,106

Weighted average shares outstanding - basic	22,343	22,150	22,336	22,100
Net (loss) income per share - basic:
Loss per share from continuing operations	$(0.12)	$(0.08)	$(0.27)	$(0.10)
(Loss) Income per share from discontinued operations	—	(0.04)	—	0.97
Net (loss) income per share	$(0.12)	$(0.12)	$(0.27)	$0.87

Weighted average shares outstanding - diluted	22,343	22,150	22,336	22,100
Net (loss) income per share - diluted:
Loss per share from continuing operations	$(0.12)	$(0.08)	$(0.27)	$(0.10)
(Loss) Income per share from discontinued operations	—	(0.04)	—	0.97
Net (loss) income per share	$(0.12)	$(0.12)	$(0.27)	$0.87

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(2,715)	$(2,663)	$(6,071)	$19,106
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(8)	48	(12)	232
Unrealized loss on sale of securities	1	—	(4)	—
Total comprehensive (loss) income	$(2,722)	$(2,615)	$(6,087)	$19,338

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
(In thousands)	2014	2013
Operating activities
Net (loss) income	$(6,071)	$19,106
Less: Income from discontinued operations	—	(21,338)
Loss from continuing operations	(6,071)	(2,232)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring, severance and other charges	913	823
Payments for restructuring, severance and other charges	(1,189)	(1,530)
Legal settlements	203	—
Payments for legal settlements	(1,714)	(87)
Asset impairments and related charges	—	327
Loss on sale of property & equipment	1	50
Depreciation	1,702	1,571
Amortization	3,939	4,053
Share-based compensation	1,828	1,524
Deferred income taxes	(86)	2
Change in cash surrender value of company owned life insurance policies	(25)	6
Excess tax benefit from equity awards	(14)	(209)
Changes in operating assets and liabilities:
Accounts receivable	2,342	(5,956)
Inventories	(170)	(221)
Prepaid expense	325	(574)
Accounts payable	(55)	585
Deferred revenue	(4,535)	(2,075)
Accrued liabilities	(3,841)	(1,493)
Income taxes payable	(817)	(1,641)
Other changes, net	(205)	(37)
Net cash used in operating activities from continuing operations	(7,469)	(7,114)
Net cash used in operating activities from discontinued operations	—	(1,407)
Net cash used in operating activities	(7,469)	(8,521)
Investing activities
Proceeds from sale of business units	809	36,024
Cash paid for acquisition, net	(3,750)	(1,801)
Investment in marketable securities	(10,240)	—
Proceeds from sale and maturity of marketable securities	5,107	—
Capital expenditures	(3,856)	(3,208)
Capitalized software development costs	(12,540)	(8,233)
Additional (investments in) proceeds from corporate-owned life insurance policies	1,925	(87)
Net cash (used in) provided by investing activities from continuing operations	(22,545)	22,695
Net cash (used in) provided by investing activities from discontinued operations	—	(158)
Net cash (used in) provided by in investing activities	(22,545)	22,537
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(373)	(729)
Exercise of employee stock options	102	64
Excess tax benefit from equity awards	14	209
Principal payments under long-term obligations	(32)	(53)
Net cash used in financing activities from continuing operations	(289)	(509)
Net cash used in financing activities from discontinued operations	—	(80)
Net cash used in financing activities	(289)	(589)
Effect of exchange rate changes on cash	(154)	(1)
Cash flows (used in) provided by in continuing operations	(30,457)	15,071
Cash flows used in discontinued operations	—	(1,645)
Net (decrease) increase in cash and cash equivalents	(30,457)	13,426
Cash and cash equivalents at beginning of period	$99,566	$82,931
Cash and cash equivalents at end of period	$69,109	$96,357

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation
Nature of Operations
Agilysys is a leading developer and marketer of software enabled solutions and services to the hospitality industry. We specialize in market-leading point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions. These solutions are designed to streamline operations, improve efficiency, increase guest recruitment and wallet share, and enhance the overall guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong and Malaysia. Agilysys is comprised of a single operating segment and operates as a pure play software-driven solutions provider to the hospitality industry.

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2013 and the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2013.

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

The Condensed Consolidated Balance Sheet as of December 31, 2014, as well as the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive (Loss) Income for three and nine months ended December 31, 2014 and 2013, and the Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2014 and 2013, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly present the results of operations, financial position, and cash flows have been made. Further, we have evaluated all significant events occurring subsequent to the date of the Condensed Consolidated Financial Statements and through the filing of this Quarterly Report.

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

Marketable Securities

Marketable securities can consist of certificates of deposits, commercial paper, corporate bonds and other investments with established commercial banking institutions with readily determinable fair values and stated maturities of greater than three months.  We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date.  Our marketable securities are classified as available for sale and have original maturity dates from date of acquisition from 90 to 365 days.

Asset Impairments

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
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transaction price, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.
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

The developed technology acquired from TMC was determined to be an asset to be sold, leased, or otherwise marketed, and is therefore carried in intangible assets on the balance sheet and amortized in cost of goods sold.

4. Discontinued Operations

UK Entity - Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. During the first three quarters of fiscal 2015 we received full payment of the amount due to Agilysys from Verteda. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

Components of Results of Discontinued Operations

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three and nine months ended December 31, 2013.

Income from discontinued operations was comprised of the following:

	Three months ended	Nine months ended
	December 31,	December 31,
(In thousands)	2013	2013
Discontinued operations:
Net revenue	$1,042	$27,890

(Loss) income from operations	(245)	537
Other (expense) income, net	(223)	(232)
Gain on sale	—	23,135
(Loss) income before tax from discontinued operations	(468)	23,440
Income tax expense	484	2,102
(Loss) income from discontinued operations	$(952)	$21,338

Income tax expense recorded during the three and nine months ended December 31, 2013 is due to intra-period tax allocation rules associated with discontinued operations.

5. Restructuring Charges
We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2015 Restructuring Activity

In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of December 31, 2014, we had a remaining liability of approximately $0.1 million recorded for the fiscal 2015 restructuring activity.

Fiscal 2014 Restructuring Activity

In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter of fiscal 2014, we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits. As of December 31, 2014, we had a remaining liability of approximately $20,000 recorded for the fiscal 2014 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			December 31,
(In thousands)	2014	Provision	Payments	2014
Fiscal 2015 Restructuring Plan:
Severance and other employment costs	$—	$178	$(78)	$100
Fiscal 2014 Restructuring Plan:
Severance and other employment costs	$534	$370	$(884)	$20
Total restructuring costs	$534	$548	$(962)	$120

The remaining severance and other employment costs of approximately $0.1 million will be paid in fiscal 2015.

6. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2014			March 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,721)	$54	$10,775	$(10,080)	$695
Non-competition agreements	2,700	(2,669)	31	2,700	(2,473)	227
Developed technology	10,660	(10,246)	414	10,660	(10,156)	504
Patented technology	80	(80)	—	80	(80)	—
	24,215	(23,716)	499	24,215	(22,789)	1,426
Unamortized intangible assets:
Trade names	10,100	N/A	10,100	10,100	N/A	10,100
Accumulated impairment	(900)	N/A	(900)	(900)	N/A	(900)
	9,200	N/A	9,200	9,200	N/A	9,200
Total intangible assets	$33,415	$(23,716)	$9,699	$33,415	$(22,789)	$10,626

Software development costs	$15,561	$(1,124)	$14,437	$14,587	$(270)	$14,317
Project expenditures not yet in use	23,567		23,567	12,397	—	12,397
Accumulated impairment	(9,493)	N/A	(9,493)	(9,493)	N/A	(9,493)
Total software development costs	$29,635	$(1,124)	$28,511	$17,491	$(270)	$17,221

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2015	$414
2016	1,335
2017	1,335
2018	1,335
2019	959
2020	64
Total	$5,442

Amortization expense relating to intangible assets was $0.3 million and $0.3 million for the three months ended December 31, 2014 and 2013, and $0.9 million and $0.9 million for the nine months ended December 31, 2014 and 2013. Amortization expense relating to developed technology software intangible assets to be sold, leased, or otherwise marketed was $0.3 million and $0.1 million for the three months ended December 31, 2014 and 2013, and $0.9 million and $0.1 million for the nine months ended December 31, 2014 and 2013, respectively. Amortization expense for acquired and internally developed intangibles that are related to products to be sold, leased, or otherwise marketed is included in Products cost of goods sold and amortization expense for acquired and internally developed intangibles that are related to internal use assets is included in operating expenses as amortization of intangibles.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $4.3 million and $4.3 million during the three months ended December 31, 2014 and 2013, respectively, and $12.1 million and $10.0 million during the nine months ended December 31, 2014 and 2013, respectively.

7. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	December 31, 2014	March 31, 2014
Accrued liabilities:
Salaries, wages, and related benefits	$5,169	$8,308
Other taxes payable	1,295	1,122
Accrued legal settlements	—	1,630
Restructuring and severance liabilities	259	534
Professional fees	503	674
Software license fees	—	500
Deferred rent	364	477
Contingent consideration	180	127
Other	919	860
Total	$8,689	$14,232
Other non-current liabilities:
Uncertain tax positions	$1,490	$2,440
Deferred rent	1,651	1,755
Contingent consideration	1,553	1,612
Other	358	358
Total	$5,052	$6,165

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $21.2 million and $23.6 million as of December 31, 2014 and March 31, 2014, respectively. The related allowance for doubtful accounts was $0.7 million and $1.1 million as of December 31, 2014 and March 31, 2014, respectively. On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of the end of the third quarter of fiscal 2015, our accounts receivable owed by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $2.9 million, approximately $1.0 million of which arose from revenue recognized in the third quarter of fiscal 2015. This represents approximately 14% of our outstanding accounts receivable as of December 31, 2014. As of December 31, 2014 we have not specifically reserved for this accounts receivable balance.

8. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and nine months ended December 31, 2014 and 2013:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Income tax benefit	$(62)	$(1,054)	$(777)	$(1,284)
Effective tax rate	2.3%	38.1%	11.4%	36.5%

For the three and nine months ended December 31, 2014, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Loss from continuing operations	$(2,715)	$(1,711)	$(6,071)	$(2,232)
Income from discontinued operations	—	(952)	—	21,338
Net (loss) income	$(2,715)	$(2,663)	$(6,071)	$19,106

Denominator:
Weighted average shares outstanding - basic	22,343	22,150	22,336	22,100
Weighted average shares outstanding - diluted	22,343	22,150	22,336	22,100

(Loss) earnings per share - basic:
Loss per share from continuing operations	$(0.12)	$(0.08)	$(0.27)	$(0.10)
(Loss) Income per share from discontinued operations	—	(0.04)	—	0.97
Net (loss) income per share	$(0.12)	$(0.12)	$(0.27)	$0.87

(Loss) earnings per share - diluted:
Loss per share from continuing operations	$(0.12)	$(0.08)	$(0.27)	$(0.10)
(Loss) Income per share from discontinued operations	$—	$(0.04)	$—	$0.97
Net (loss) income per share	$(0.12)	$(0.12)	$(0.27)	$0.87

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,467	1,850	1,360	2,014

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 479,268 and 270,333 of restricted shares and performance shares at December 31, 2014 and 2013, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three and nine months ended December 31, 2014, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Product development	$259	$194	$669	$550
Sales and marketing	42	38	74	88
General and administrative	460	411	1,085	886
Total share-based compensation expense	761	643	1,828	1,524

Stock Options

The following table summarizes the activity during the nine months ended December 31, 2014 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2014	627,500	$15.26
Granted	—	—
Exercised	(15,000)	13.76
Cancelled/expired	(30,000)	13.11
Outstanding and exercisable at December 31, 2014	582,500	$15.41	1.4	$—

A total of 8,065 shares, net of 6,935 shares withheld to cover the applicable exercise price of the award, were issued from treasury shares to settle stock options exercised during the first nine months of fiscal 2015.

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the nine months ended December 31, 2014 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2014	320,236	$9.05
Granted	115,020	14.41
Exercised	(16,078)	7.75
Forfeited	(11,835)	7.46
Expired	(13,333)	7.46
Outstanding at December 31, 2014	394,010	$10.76	5.2	$929
Exercisable at December 31, 2014	165,745	$8.63	4.5	$657

As of December 31, 2014, total unrecognized stock based compensation expense related to non-vested SSARs was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 1.74 years.

A total of 5,463 shares, net of 1,446 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the nine months ended December 31, 2014. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2014 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2014	139,501	$10.72
Granted	357,773	13.82
Vested	(16,840)	8.64
Forfeited	(18,894)	13.25
Outstanding at December 31, 2014	461,540	$13.08

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2014, total unrecognized stock based compensation expense related to non-vested restricted stock was $4.3 million, which is expected to be recognized over a weighted-average vesting period of 2.21 years.

Performance Shares

The following table summarizes the activity during the nine months ended December 31, 2014 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2014	17,728	$8.64
Granted	—	—
Outstanding at December 31, 2014	17,728	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of December 31, 2014, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.3 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2014 and 2013.

Our cash equivalents consist of highly liquid investments with original maturity dates of three months or less and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. The fair value of our marketable securities, comprised of commercial paper, corporate bonds and certificates of deposit, was determined using a market approach, based on prices and other relevant information generated by market transactions involving similar assets, and therefore, is classified within Level 2 of the fair value hierarchy. Our marketable securities consist of investments with original maturity dates from date of acquisition of 90 to 365 days and are classified as available for sale.

The following data summarizes our cash equivalents and marketable securities:

	December 31, 2014

	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable
(In thousands)	cost basis	Gains	Losses	Value	equivalents	securities
Level 2:
Commercial paper	$2,998	$—	$—	$2,998	$2,998	$—
Corporate bonds	5,015	—	—	5,015	—	5,015
Total	$8,013	$—	$—	$8,013	$2,998	$5,015

	March 31, 2014

	Amortized	Unrealized	Unrealized	Fair	Cash	Marketable
(In thousands)	cost basis	Gains	Losses	Value	equivalents	securities
Level 2:
Commercial paper	$19,993	$—	$—	$19,993	$19,993	$—
Certificates of deposit	9,006	—	—	9,006	9,006	—
Total	$28,999	$—	$—	$28,999	$28,999	$—

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$2,441			$2,441
Liabilities:
Contingent consideration — current	$180			$180
Contingent consideration — non-current	1,553			1,553

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$1,989	$—	$—	$1,989
Corporate-owned life insurance — non-current	2,371	—	—	2,371
Liabilities:
Contingent consideration — current	$127	$—	$—	$127
Contingent consideration — non-current	1,612	—	—	1,612

The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies obtained from the third party life insurance providers, which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved.

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine months ended
	December 31,
(In thousands)	2014	2013
Corporate-owned life insurance:
Balance on April 1	$4,360	$3,673
Unrealized (loss) gain relating to instruments held at reporting date	25	(6)
Purchases, sales, issuances and settlements, net	45	87
Proceeds from corporate-owned life insurance policy	(1,989)	—
Balance on December 31	$2,441	$3,754

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Nine months ended
	December 31,
(In thousands)	2014	2013
Contingent consideration
Balance on April 1	$1,739	$—
Activity, payments and other charges (net)	(6)	1,800
Balance on December 31	$1,733	$1,800

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2014. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 36 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2014 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading developer and marketer of software enabled solutions and services to the hospitality industry. We specialize in market-leading point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions. These solutions are designed to streamline operations, improve efficiency, increase guest recruitment and wallet share, and enhance the overall guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, Georgia, and offices in Singapore, Hong Kong and Malaysia.

The primary objective of our ongoing strategic planning process is to create shareholder value by targeting accretive growth opportunities through strengthening our competitive position with the highest value technology solutions we provide to technology differentiated end markets we service. The plan builds on our existing strengths and targets industry leading growth and peer beating financial and operating results driven by new technology trends and market opportunities. Industry leading growth and peer leading financial and operational results will be achieved through tighter coupling and management of operating expenses of the business and sharpening the focus of our investments to concentrate on growth opportunities with the highest return by seeking the highest margin revenue opportunities in the markets in which we compete.

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

Results of Operations

Third Fiscal Quarter 2015 Compared to Third Fiscal Quarter 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the three months ended December 31, 2014 and 2013:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$7,247	$8,128	$(881)	(10.8)%
Support, maintenance and subscription services	13,920	13,284	636	4.8%
Professional services	3,575	3,553	22	0.6%
Total net revenue	24,742	24,965	(223)	(0.9)%
Cost of goods sold:
Products	4,413	4,331	82	1.9%
Support, maintenance and subscription services	3,006	3,069	(63)	(2.1)%
Professional services	3,194	2,410	784	32.5%
Total net cost of goods sold	10,613	9,810	803	8.2%
Gross profit	14,129	15,155	(1,026)	(6.8)%
Gross profit margin	57.1%	60.7%
Operating expenses:
Product development	6,670	5,772	898	15.6%
Sales and marketing	3,696	3,108	588	18.9%
General and administrative	5,175	5,786	(611)	(10.6)%
Depreciation of fixed assets	556	577	(21)	(3.6)%
Amortization of intangibles	617	2,365	(1,748)	(73.9)%
Asset impairments and related charges	—	309	(309)	nm
Restructuring, severance and other charges	95	206	(111)	nm
Operating loss	$(2,680)	$(2,968)	$288	(9.7)%
Operating loss percentage	(10.8)%	(11.9)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2014	2013
Net revenue:
Products	29.3%	32.6%
Support, maintenance and subscription services	56.3	53.2
Professional services	14.4	14.2
Total	100.0%	100.0%
Cost of goods sold:
Products	17.8	17.3
Support, maintenance and subscription services	12.2	12.3
Professional services	12.9	9.7
Total	42.9%	39.3%
Gross profit	57.1%	60.7%
Operating expenses:
Product development	27.0	23.1
Sales and marketing	14.9	12.4
General and administrative	20.9	23.2
Depreciation of fixed assets	2.2	2.3
Amortization of intangibles	2.5	9.6
Asset impairments and related charges	—	1.2
Restructuring, severance and other charges	0.4	0.8
Operating loss	(10.8)%	(11.9)%

Net revenue.  Total net revenue decreased 0.9% during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Products revenue decreased $0.9 million, or 10.8%, primarily as a result of a slowing in product sales in the third quarter of fiscal 2015 in line with our strategic initiatives to emphasize subscription based service revenue and new logo business. Support, maintenance and subscription services revenue increased $0.6 million, or 4.8%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which saw a 16.4% increase over the same period a year ago, and ongoing support from our proprietary product sales. Professional services revenue remained flat compared to the third quarter of fiscal 2014.

Gross profit and gross profit margin.  Our total gross profit decreased $1.0 million, or 6.8%, for the third quarter of fiscal 2015 and total gross profit margin decreased approximately 360 basis points to 57.1%. Products gross profit decreased $1.0 million and gross profit margin decreased approximately 760 basis points to 39.1% mainly as a result of lower sales of higher margin proprietary software sales in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. Also impacting gross profit margin was approximately $0.2 million of incremental amortization expense of software products that were recently placed into service. Support, maintenance and subscription services gross profit increased $0.7 million and gross margin increased approximately 150 basis points to 78.4% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross profit decreased $0.8 million and gross profit margin decreased approximately 2,150 basis points to 10.7% as a result of increased labor costs required in the quarter to meet certain customer expectations which resulted in subnormal blended utilization rates.

Operating expenses

Operating expenses, excluding restructuring, severance and other charges, decreased $1.2 million, or 6.7%, in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.9 million, or 15.6% in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. This increase is primarily driven by our continued investment in engineering resources as we continue to execute on our product roadmap. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $4.5 million and $4.3 million as software development costs for future use during the three months ended December 31, 2014 and 2013, respectively.

Sales and marketing.  Sales and marketing increased $0.6 million, or 18.9%, in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. The increase is due mainly to the timing of our sales reorganization as we continue to align and ramp our sales force to better serve our customers and our long term strategy.

General and administrative.  General and administrative decreased $0.6 million, or 10.6%, in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 due mostly to certain software licenses fees incurred in the third quarter of fiscal 2014 that did not recur in the current fiscal year.

Depreciation of fixed assets.  Depreciation of fixed assets remained flat in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014.

Amortization of intangibles.  Amortization of intangibles decreased $1.7 million or 73.9% in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 primarily due to reduced expense related to our previous ERP system. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $1.6 million of additional amortization in the third quarter of fiscal 2014 in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014.

Asset Impairments. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired the entire asset and $0.3 million was recorded as an impairment charge.

Restructuring, severance and other charges. In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges, of which $0.2 million was recorded in the second quarter of fiscal 2015, comprised of severance and other employee related benefits. Additionally, during the third quarter of fiscal 2015 we incurred approximately $0.1 million of non-restructuring severance and other employee benefits.

In the third quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits.

As of December 31, 2014, we had a remaining liability of approximately $0.1 million recorded for the fiscal 2014 and 2015 restructuring activity. We do not anticipate any significant additional restructuring charges related to these actions. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Other Expenses (Income)

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other expenses (income):
Interest income	$(24)	$(19)	$5	26.3%
Interest expense	7	44	37	84.1%
Other expense (income), net	114	(228)	(342)	150.0%
Total other expense (income), net	$97	$(203)	$(300)	147.8%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due to non-renewal of certain capital leases.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar.

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Income tax benefit	$(62)	$(1,054)	$(992)	nm
Effective tax rate	2.3%	38.1%

nm - not meaningful
For the third quarter of fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
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

First Nine Months of Fiscal 2015 Compared to First Nine Months of Fiscal 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the nine months ended December 31, 2014 and 2013:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$20,948	$24,219	$(3,271)	(13.5)%
Support, maintenance and subscription services	41,514	39,039	2,475	6.3%
Professional services	12,344	10,253	2,091	20.4%
Total net revenue	74,806	73,511	1,295	1.8%
Cost of goods sold:
Products	11,414	11,239	175	1.6%
Support, maintenance and subscription services	9,098	7,916	1,182	14.9%
Professional services	8,823	6,976	1,847	26.5%
Total net cost of goods sold	29,335	26,131	3,204	12.3%
Gross profit	45,471	47,380	(1,909)	(4.0)%
Gross profit margin	60.8%	64.5%
Operating expenses:
Product development	18,726	18,718	8	—%
Sales and marketing	11,407	10,143	1,264	12.5%
General and administrative	16,369	15,480	889	5.7%
Depreciation of fixed assets	1,702	1,571	131	8.3%
Amortization of intangibles	2,994	3,953	(959)	(24.3)%
Asset impairments and related charges	—	327	(327)	nm
Restructuring, severance and other charges	913	823	90	nm
Legal settlements	203	—	203	nm
Operating loss	$(6,843)	$(3,635)	$(3,208)	(9.7)%
Operating loss percentage	(9.1)%	(4.9)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
	2014	2013
Net revenue:
Products	28.0%	32.9%
Support, maintenance and subscription services	55.5	53.1
Professional services	16.5	14.0
Total	100.0%	100.0%
Cost of goods sold:
Products	15.3	15.3
Support, maintenance and subscription services	12.2	10.8
Professional services	11.7	9.4
Total	39.2%	35.5%
Gross profit	60.8%	64.5%
Operating expenses:
Product development	25.0	25.5
Sales and marketing	15.2	13.8
General and administrative	21.9	21.1
Depreciation of fixed assets	2.3	2.1
Amortization of intangibles	4.0	5.4
Asset impairments and related charges	—	0.4
Restructuring, severance and other charges	1.2	1.1
Legal settlements	0.3	—
Operating loss	(9.1)%	(4.9)%

Net revenue.  Total net revenue increased $1.3 million or 1.8% during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. Products revenue decreased $3.3 million, or 13.5%, primarily as a result of a slowing in product sales during the first nine months of fiscal 2015 in line with our strategic initiatives to emphasize subscription based service revenue and new logo business. Support, maintenance and subscription services revenue increased $2.5 million, or 6.3%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which was an increase of 13.1% year over year, and ongoing support from our proprietary product sales. Professional services revenue increased $2.1 million or 20.4% due to timing of customer installations including two large services projects during fiscal 2015 that resulted in approximately $1.8 million of revenue.

Gross profit and gross profit margin.  Our total gross profit decreased $1.9 million, or 4.0%, for the first nine months of fiscal 2015 and total gross profit margin decreased approximately 370 basis points to 60.8%. Products gross profit decreased $3.4 million and gross profit margin decreased approximately 810 basis points to 45.5% mainly as a result of lower sales of higher margin proprietary software sales which made up a smaller portion of total product sales in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014. Also impacting gross profit margin was $0.8 million of incremental amortization expense of software products that were recently placed into service. Support, maintenance and subscription services gross profit increased $1.3 million and gross margin increased approximately160 basis points to 78.1% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross profit remained relatively consistent as compared to first nine months of fiscal 2014 while gross profit margin decreased 350 basis points to 28.5% as a result of increased labor costs required in the third quarter to meet certain customer expectations which resulted in subnormal blended utilization rates.

Operating expenses

Operating expenses, excluding the charges for legal settlements and restructuring, severance and other charges, increased $1.0 million, or 2.0%, in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014.

Product development.  Product development includes all expenses associated with research and development. Product development remained consistent in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014. Increases in labor costs as we continue investing in engineering resources to help achieve our planned milestones were offset by the increased capitalization year over year as certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $12.3 million and $10.0 million during the nine months ended December 31, 2014 and 2013, respectively.

Sales and marketing.  Sales and marketing increased $1.3 million, or 12.5%, in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014. The increase is due mainly to the timing of our sales reorganization as we continue to align and ramp our sales force to better serve our customers and our long term strategy and increased marketing activities surrounding the launch of our next generation product rGuest™.

General and administrative.  General and administrative increased $0.9 million, or 5.7%, in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 as a result of $1.5 million of increased spend during the first half of fiscal 2015 surrounding the ongoing effort to streamline and rationalize our back-office processes, including the cost of resources involved in an ERP replacement project. This was offset by $0.6 million related to certain software licenses fees incurred in the third quarter of fiscal 2014 that did not recur in the current fiscal year.

Depreciation of fixed assets.  Depreciation of fixed assets increased $0.1 million, or 8.3%, in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 due to the timing of asset purchases.

Amortization of intangibles.  Amortization of intangibles decreased approximately $1.0 million, or 24.3%, in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We realized approximately $0.9 million of savings related to amortization of intangibles in the connection with the replacement of our ERP system.

Asset Impairments. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we impaired the entire asset and $0.3 million was recorded as an impairment charge.

Restructuring, severance and other charges. In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions and to reduce operating costs and recorded $0.2 million in restructuring charges during the first half of fiscal 2015, comprised of severance and other employee related benefits. Additionally, during the first nine months of fiscal 2015, we recorded $0.4 million in non-restructuring related severance and other employee benefits.

In the second half of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. In addition, in the fourth quarter we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2014 restructuring activity, of which $1.2 million was recorded in fiscal 2014. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015, comprised of severance and other employee related benefits.

As of December 31, 2014, we had a remaining liability of approximately $0.1 million recorded for the fiscal 2014 and 2015 restructuring activity. We do not anticipate any significant additional restructuring charges related to these actions. Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Legal settlements. During the first nine months of fiscal 2015, we recorded $0.2 million in legal settlements to finalize legal disputes originally estimated and recorded in the current fiscal year.

Other Expenses (Income)

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other expenses (income):
Interest income	(98)	(52)	$46	88.5%
Interest expense	35	150	115	76.7%
Other expense (income), net	68	(217)	(285)	131.3%
Total other expense (income), net	$5	$(119)	$(124)	104.2%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds. The increase in interest income in the first nine months of fiscal 2015 compared to the first nine months quarter of 2014 is due to increased investment in commercial paper and corporate bonds that yielded higher interest rates on our investments.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to non-renewal of certain capital leases.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Income tax benefit	$(777)	$(1,284)	$(507)	nm
Effective tax rate	11.4%	36.5%

nm - not meaningful
For the first nine months of fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
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

The developed technology acquired from TMC was determined to be an asset to be sold, leased, or otherwise marketed, and is therefore carried in intangible assets on the balance sheet and amortized in cost of goods sold.

Discontinued Operations

UK Entity - Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. During the first three quarters of fiscal 2015 we received full payment of the amount due to Agilysys from Verteda. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

Components of Results of Discontinued Operations

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three and nine months ended December 31, 2013.

Income from discontinued operations was comprised of the following:

	Three months ended	Nine months ended
	December 31,	December 31,
(In thousands)	2013	2013
Discontinued operations:
Net revenue	$1,042	$27,890

(Loss) income from operations	(245)	537
Other (expense) income, net	(223)	(232)
Gain on sale	—	23,135
(Loss) income before tax from discontinued operations	(468)	23,440
Income tax expense	484	2,102
(Loss) income from discontinued operations	$(952)	$21,338

Income tax expense recorded during the three and nine months ended December 31, 2013 is due to intra-period tax allocation rules associated with discontinued operations.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at December 31, 2014. We believe that cash flow from operating activities, cash on hand of $69.1 million and marketable securities of $5.0 million as of December 31, 2014 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of December 31, 2014 and March 31, 2014, our total debt was approximately $0.3 million, comprised of capital lease obligations in both periods.

At December 31, 2014, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less, including investments in certificates of deposit, commercial paper, treasury bills, money market funds and other investments. Our marketable securities are deposited in certificates of deposit and corporate bonds with original maturities from date of acquisition of 90-365 days. We maintain approximately 90% of our cash, cash equivalents and marketable securities in the United States. Therefore, we believe that credit risk is limited with respect to our cash, cash equivalents, and marketable securities balances.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2014	2013
Net cash (used in) provided by continuing operations:
Operating activities	$(7,469)	$(7,114)
Investing activities	(22,545)	22,695
Financing activities	(289)	(509)
Effect of exchange rate changes on cash	(154)	(1)
Cash flows (used in) provided by in continuing operations	(30,457)	15,071
Cash flows used in discontinued operations	—	(1,645)
Net (decrease) increase in cash and cash equivalents	$(30,457)	$13,426

Cash flow used in operating activities from continuing operations.  Cash flows used in operating activities were $7.5 million in the first nine months of fiscal 2015. The use of cash was mostly attributable to $1.7 million in legal settlement payments, $3.8 million for working capital movements related to the timing of bonus payments and payments to vendors, $4.5 million from deferred revenue for support services performed during the period. This was partially offset by $2.3 million related to collections of customer receivables.

Cash flows used in operating activities were $7.1 million in the first nine months of fiscal 2014. The use of cash included $2.0 million annual bonus payments, $2.1 million from deferred revenue for support services performed during the period and $1.5 million in restructuring, severance and other payments.

Cash flow used in investing activities from continuing operations. In fiscal 2015, the $22.5 million in cash used in investing activities was primarily comprised of $5.1 million in net purchases of marketable securities, $3.9 million for acquisition of developed technology for our rGuest Seat product, $3.9 million used for the new ERP replacement project and purchase of property and equipment and $12.5 million for the development of proprietary software. This was partially offset by $2.0 million in proceeds received from a company owned life insurance policy.

In fiscal 2014, the $22.7 million in cash provided by investing activities was primarily comprised of $36.0 million net proceed from the sale of RSG, offset by $1.8 million paid for the acquisition of TMx, $3.2 million used for the enhancement of internal use software and purchase of property and equipment and $8.2 million for the development of proprietary software.

Cash flow used in financing activities from continuing operations.  During the first nine months of fiscal 2015, the $0.3 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

During the first nine months of fiscal 2014, the $0.5 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of December 31, 2014, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2014.

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

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2014. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

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

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

Our business may be impacted by the recent bankruptcy filing of Caesars Entertainment Operating Company, Inc.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of the end of the third quarter of fiscal 2015, our accounts receivables owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $2.9 million, approximately $1.0 million of which arose from revenue recognized in the third quarter of fiscal 2015. This represents approximately 14% of our outstanding accounts receivable as of December 31, 2014. In connection with its bankruptcy filing, Caesars stated that its Caesars entertainment properties would continue to operate in the ordinary course. Our business with Caesars is subject to a number of risks, including our ability to collect outstanding accounts receivable, as well as the risks that Caesars’ bankruptcy restructuring may not be successful, or that Caesars may not continue normal operations or may seek to renegotiate its existing obligations through bankruptcy protection or otherwise.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	February 5, 2015	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)