Form 10-Q/A
period 2014-12-31
AGILYSYS INC
filed 2015-02-12
CIK 78749

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

EXPLANATORY NOTE

Agilysys, Inc. (the "Company") is filing this Amendment No. 1 (this "Form 10-Q/A") solely to furnish corrected XBRL (Extensible Business Reporting Language) information in Exhibit 101. This Form 10-Q/A does not otherwise update or amend any financial information or any other exhibits as originally filed. Accordingly, this Form 10-Q/A should be read in conjunction with the original filing of our Quarterly Report for the period ended December 31, 2014, which was filed on February 5, 2015.

Exhibit 101 to this form 10-Q/A furnishes the following materials from our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, formatted in XBRL; i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2014.

Item 6.    Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101**
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

__________________________
* Previously filed
** Pursuant to Rule 406T of Regulation ST, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	February 12, 2015	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)