Form 10-K
period 2015-03-31
AGILYSYS INC
filed 2015-06-05
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of June 30, 2014 was $208,096,430.

As of May 29, 2015, 22,770,057 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2015

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

Part I

Item 1. Business.

Overview
Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong and Malaysia.

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the twelve months ended March 31, 2014 and 2013.

Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202 and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2015 refers to the fiscal year ended March 31, 2015.

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

On July 1, 2013, we completed the sale of our RSG business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P. Following completion of the transaction, our business focused exclusively on hospitality solutions and the growth opportunities in the hospitality market.

On March 31, 2014, we completed the sale of our United Kingdom business entity (UK entity) to Verteda Limited (Verteda), led by the Company’s former European management team. In connection with the sale, we have entered into a multi-year distribution agreement, whereby Verteda distributes certain Agilysys products within the U.K. marketplace. We continue to manage all property management system accounts as well as key global accounts in the EMEA market.

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

Products, Support and Professional Services

We are a leading developer and marketer of software enabled solutions and services to the hospitality industry, including: hardware and software products; support, maintenance and subscription services; and, professional services. Areas of specialization are POS, property management, inventory and procurement, workforce management, and mobile and wireless solutions designed to streamline operations, improve efficiency and enhance the guest experience.

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue from continuing operations for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2015	2014	2013
Products	$31,846	$34,629	$31,030
Support, maintenance and subscription services	56,013	53,169	49,110
Professional services	15,655	13,463	13,868
Total	$103,514	$101,261	$94,008

Products:

The hospitality industry has long been focused on operating an end-to-end business, but the technology vendors that serviced the industry have been focused on product-centric solutions that make use of a high number of software modules and operating silos. We have evolved our approach to the industry to an integrated "platform" centric solutions for Lodging, Food & Beverage and Payments applications that looks to leverage the entire business, by investing in the development of an web services oriented architecture enterprise platform. Our rGuest™ platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests, pre-, during and post-visit. The rGuest platform facilitates an end-to-end solution that helps our customers improve guest services, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our next-generation of products and services are aimed at helping hospitality operators recruit customers into their facilities, increase their wallet share from each customer and improve the overall guest experience from the initial customer touch point through the post-visit experience.

Our proprietary product suite is comprised of:

The rGuest platform underlies our industry leading hospitality solutions that are being introduced to operators of all sizes and with varying needs. The rGuest platform is designed to run as a Software as a Service (“SaaS”)-based platform on the public cloud, private cloud, on-premise, or in a hybrid configuration where the infrastructure may be above premise but the data resides on premise. rGuest’s architecture seamlessly functions as well for a multi-property customer as it does for a single property.

The rGuest enterprise platform helps operators more efficiently manage their business and grow their sales by:

•
Identifying and tracking guest profile and behavior so that it may be used to create effective loyalty programs and the right promotions and offers to ensure the best guest experience while ensuring the property extracts the maximum wallet share from each customer;

•	Enabling historical analysis of data;

•	Allowing for real-time management through mobile and web interfaces for immediate remediation of business and guest related issues;

•	Creating a framework for core services for the delivery of business applications faster with the critical benefit of having fewer moving parts to manage;

•
Ensuring that all new rGuest modules will be written on top of the rGuest platform to create a common look/feel, functions and usage paradigms and reduce the overhead of managing and learning multiple systems, and,

•	Providing for easy integration with other hospitality management systems;

•
Incorporating key infrastructure design elements such as global and multi-language support, regulatory compliance and security, including authentication, authorization, encryption, tokenization, handling of payment & PII information and overall application data and user security.

Our rGuest product suite is designed to maximize the insight and value available in “big data” by:

•	Identifying the right data and determining how to best use it;

•	Empowering users to be capable of both working with new technologies and of interpreting the data to find meaningful business insights;

•	Creating data access and connectivity across the majority of customer touch points;

•	Providing an IT platform that can adapt to changes in the landscape in an efficient manner;

•	Working across functions organizational challenges and finding ways of collaborating across functions and businesses; and,

•	Implementing the highest levels of security to ensure data protection

The rGuest platform currently includes the following in-market solutions:

Currently available in limited release, rGuest Stay is a guest-centric property management system that will help operators create a superior guest experience. Easy to learn and use, it’s built for the way operators want to run your business. rGuest Stay gathers everything operators need to manage critical property operations in one place-including reservations, front desk, guest services, housekeeping, and more. The net result is increased staff productivity, reduced operational cost and improved guest satisfaction.

rGuest Stay offers:

•	Group room block management

•	Room inventory

•	Flexible rate management

•	Reservations, including interfaces that accept reservations from online travel agencies and the hotel’s own website

•	Guest service management, including check-in, check-out and in-house experience management

•	Upselling and upgrades of reservations during check-in

•	Guest, company and travel agent profile management

•	Folio management and charge routing

•	Housekeeping

•	Accounts receivable

•	Integrated credit card processing using tokenization and validated Point-to-Point Encryption (P2PE) technology

rGuest Seat is a guest centric table, reservation and wait list management solution that helps restaurants increase revenue by retaining repeat customers and providing a superior guest experience. Online dining reservations enable restaurants to increase bookings by allowing diners to reserve a table through the restaurant’s website or mobile app. Wait list management optimizes the restaurant’s use of tables and resources, helping staff estimate wait times more accurately and avoiding lost or dissatisfied customers.

rGuest Seat offers:

•	Streamlined online reservations increase guest bookings without tying staff up on the phone

•	Wait list automation to accurately predict wait times and meet guest expectations

•	Two way text communications with waiting guests

•	Toggle between restaurants within peer group to get a complete view of the reservation or wait list status

•	Accessibility of guest data based on their previous dining experiences to provide a much high level of guest service

•	Library of reconfigurable reports can be accessed in real time or received through email at a scheduled delivery time

•	Integrated POS automatically updates the status of the guest experience and imports valuable data about the guest

•	Real-time table status visibility to minimize table turn times and keep restaurant operations and reservations running smoothly

rGuest Pay is our innovative payments gateway. rGuest Pay protects guests’ financial data and reduces risk by leveraging point-to-point encryption (P2PE) and tokenization with every credit card transaction. rGuest Pay Gateway leverages one of the first payment gateways in the world to receive official PCI-P2PE validation, allowing us to offer PCI cost and scope reduction that other providers cannot. These security benefits are built on top of a full-featured, enterprise-grade gateway that offers broad support for U.S. credit card processors and a wide variety of payment device options for every use-case, including countertop, pay-at-table, EMV, mobile tablet, and signature capture scenarios.

rGuest Pay offers:

•	A full suite of credit card processing services

•	Industry-leading payment security through tokenization and P2PE

•	Future-proofed hardware capable of supporting EMV and NFC transactions

•	Integration with 3rd Party application through a simple-to-use API

•	Consolidated transaction reporting

•	Comprehensive payment processor support

rGuest Analyze is a platform-based subscription data analysis service focused on the needs of the hospitality industry. It is a full business intelligence solution that is delivered through the cloud (SaaS). rGuest Analyze collects data from Agilysys point of sale and property management solutions and helps food & beverage and property operators gain critical insight into business operations and performance. Out-of-the-box analysis helps hospitality operators manage costs, minimize loss due to fraud, boost item sales, increase server productivity, occupancy, room revenue, and other profit enhancing capabilities.

rGuest Analyze offers:

•	Cross-enterprise and centralized reporting across sites, venues and profit centers

•	Slice-and-dice reporting without the need for IT/DBA resources immediately drives insight into food & beverage as well as lodging operations

•	Out-of-the-box customizable reports provide insight into sales, revenue, server/cashier activity, discounts, tenders, ADR, RevPAR, and Occupancy

•	Easy to learn, web-based reporting tool with simple drag-and-drop capabilities for fast data exploration and report generation

•	Design, publish and disseminate executive level dashboards as easily as creating a word document with both web and mobile views

Going forward, Agilysys plans to introduce additional modules for the rGuest platform, including rGuest Buy.

As we move forward with a focus on selling the rGuest platform and modules, we are committed to providing our customers an upgrade and/or migration path from previously purchased Agilysys products to the new rGuest application.

Agilysys’ additional in market offerings for property management, point-of-sale, inventory procurement, workforce management, document management and activity booking product and services include:

Property Management Systems (“PMS”)

•
Agilysys Lodging Management System® (LMS) is web-enabled and runs 24/7 to automate every aspect of hotel operations in properties of 1,000 rooms or more. Its foundation expands to incorporate modules for sales and catering, activities scheduling, attraction ticketing and more.

•
Agilysys Visual One™ PMS is installed in hotels ranging from 50-1,500 rooms. For complex resorts that require an enterprise-wide system, Visual One provides an integrated solution with interfaces to leading global distribution systems (GDSs) and our other products.

•
Agilysys Insight™ Mobile Manager is a mobile dashboard application that enables hotel managers to quickly view key property information - including arrivals and departures, VIPs, total guests, housekeeping, revenue and groups - from a mobile device. It is supported by iPad®, iPad mini and iPhone® mobile devices and integrates fully with the Agilysys LMS property management solution.

Point-of Sale

•
Agilysys InfoGenesis®™ POS is award-winning point-of-sale software that combines powerful reporting and configuration capabilities in the back office with a fast, intuitive and easy-to-use terminal application. The flexible system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. The system's detailed and high-quality reporting capabilities give insight into sales data and guest purchasing trends. Other features include packages and prix fixe menus, signature capture and multi-language capability. InfoGenesis POS is available as an on-premise solution or through a subscription service.

•
Agilysys InfoGenesis Flex is a mobility solution that offers full POS functionality on a Windows tablet, such as the Dell Venue 8 Pro. It provides a sleek, modern alternative to traditional POS installations and can be used as a slim fixed terminal or as a convertible simply by removing the tablet from its base.

•
Agilysys InfoGenesis®™ Mobile is a mobile POS solution that seamlessly integrates with Agilysys InfoGenesis POS software. The application is reliable and easy to learn, with a user interface that's simple to use and configure. Users can tap, drag or swipe using an intuitive multi-touch interface to create and tender checks. Orders are automatically sent to the kitchen, enabling faster service and increased table turns. InfoGenesis Mobile is a flexible, cost-effective tool that helps service teams become more efficient and productive. Simplified ordering and faster guest service provides a competitive edge in a crowded marketplace.

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

Workforce Management

•
The Agilysys Workforce Management Solution™ (WMx®™) is a comprehensive enterprise-level labor management solution that helps hospitality organizations improve the efficiency and productivity of their workforce. WMx offers tools for performance-based scheduling, dynamic labor forecasting, embedded workflow for employee hiring, employee self-service, multiple time capture solutions and seamless integration to numerous POS, PMS, inventory and payroll systems.

Document Management

•
Agilysys DataMagine™ is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with all of our products, adding functionality and increasing benefit to customers.

Activities

•
Agilysys GolfPro is a module that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution.

•
Agilysys Spa Management software covers all aspects of running a spa business, from scheduling guests for services to managing staff schedules. The software also integrates with our PMS solutions.

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

Products revenue also includes remarketed hardware and proprietary and remarketed software that is deployed as an integral component of the solutions we provide.

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

Representative Agilysys clients include:

AVI Foodsystems, Inc.	Copper Mountain	Resorts World Bimini
Banner Health	The Cosmopolitan of Las Vegas	Rosen Hotels & Resorts
Benchmarc Restaurants	CSU Fullerton Auxiliary Services Corporation	Royal Caribbean International
Black Rock Resort	Farmers Restaurant Group	Royal Lahaina Resort
Boyd Gaming Corporation	Golden Nugget Lake Charles	Sands Casino Resort Bethlehem
BR Guest Hospitality	Harbor Winds Hotel	SAVOR
The Breakers Palm Beach	Hialeah Park	The Sea Pines Resort
The Broadmoor's Ranch at Emerald Valley	Ho-Chunk Gaming	Spooky Nook Sports
Caesars Entertainment	Malana Hotels & Suites	Sugar Factory
Cal Dining at UC Berkeley	Maryland Live! Casino	SUNY Cobleskill
Camanche Nation of Oklahoma	Norwegian Cruise Line	The Venetian Resort Hotel Casino
Camelback Lodge & Waterpark	Oxford Casino	University of Akron
Compass Group North America	Palm Garden Hotel	Vail Resorts
Casa Ybel Resort	Pinehurst Resort	Valley View Casino & Hotel
Cask & Barrel	Pinnacle Entertainment	Vanderbilt University
Casino del Sol	Prairie Band Casino & Resort	Yale University

Industry and Markets

We offer specific solutions for customers of varying sizes across four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare.

The hospitality industry encompasses a wide variety of market sectors and customers. We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong and Malaysia. Sales to customers outside of the United States represent approximately 5% of total sales.

The hospitality industry is highly fragmented and composed by a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadiums, and arenas, among others. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to Smith Travel Research, the U.S. lodging industry generated approximately $133 billion in room revenue in calendar 2014, with an average of approximately 64.4% of approximately 4.9 million available rooms occupied. This compares with 62.3% in 2013 and eclipses the prior market-cycle peak occupancy rate of 63.1% in 2006. Travelers booked a record 1.2 billion U.S. room nights in 2014, up approximately 4% from 2013.

The hospitality business is sensitive to the strength of domestic and global economic and credit conditions. Business and destination resort travel are highly correlated with the economic conditions in their respective markets. Competition is intense for consumer spending, and hospitality industry participants are seeking ways to increase their visibility and appeal as well as enhance the experience of their guests. Our products and solutions are meant to leverage the opportunity these challenges create by providing our customers with higher degree of guest connectivity and added engagement tools that will enable them to capitalize on their brand equity better and more profitably manage their operations, and grow their business. In addition to bespoke product solutions that are designed and customized to meet unique facility or multi-facility needs, we also provide an array of support and subscription options geared towards maintaining systems and professional services for implementation and rollouts.

We have a significant customer base in the commercial casino and gaming sector. According to the American Gaming Association, over 30% of the U.S. adult population visited a casino at least once in 2012. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the corporate market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing PMS systems to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as gaming operators migrate toward cashless operations and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. Guests and potential customers are expecting an experience that reflects their unique tastes, preferences and travel habits and cruise operators have seen the need to adequately support the increasing level of personalization and detail required to capture the highest level of guest satisfaction. Our products and services can best help them to deliver on this critical part of their business. According to the Cruise Lines International Association and Cruise Market Watch, cruise lines continued the growth trends of recent years in 2014. The worldwide cruise ship fleet currently stands at 298 ships and the current order book, covering 2015-2020, includes 55 new builds. The industry carried over 21.5 million passengers in 2014, up from nearly 21 million passengers in 2013.

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

Employees

As of May 22, 2015, we had 504 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

Cloud-based platform and software applications presents increased security risks.

As we expand our cloud-based platform and software hosting capabilities, including our rGuest products, and offer more of our software applications to our customers on a cloud-based basis, our responsibility for data and system security with respect to data held in our hosting centers increases significantly. While we believe that our current platform, software applications and data centers comply with applicable laws and industry security requirements, and while we believe that we use appropriate security measures to reduce the possibility of unauthorized access or misuse of data in the data centers, we cannot provide absolute assurance that our cloud-based applications will not be breached, or that all unauthorized access can be prevented. If a security breach were to occur, a customer, regulatory agency, or other person could seek redress from us, which could adversely affect our business.

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

We review our goodwill, intangible assets and capitalized software development costs for impairment on at least an annual basis. During the fourth quarter of fiscal 2015, we recorded $2.0 million in asset impairment charges related to an indefinite lived purchased trade name that was determined to be finite life and the determination that certain capitalized software development costs would no longer yield significant future cash flows. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to further write down the carrying value of goodwill, intangible assets or capitalized software development in the future.

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

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivables owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims.  The total amount owed as of March 31, 2015 represents approximately 13% of our outstanding accounts receivable as of March 31, 2015. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims still outstanding. Caesars entertainment properties have continued to operate in the ordinary course following the bankruptcy filing, and we have continued to do business with Caesars in the ordinary course. Our business with Caesars is subject to a number of risks, including our ability to collect outstanding accounts receivable, as well as the risks that Caesars’ bankruptcy restructuring may not be successful, or that Caesars ceases normal operations or seeks to renegotiate its existing obligations through bankruptcy protection or otherwise.

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

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. The hospitality industry has experienced recent consolidations, including the hotel and casino sectors of the industry. Although recent consolidations in the hospitality industry have not materially adversely affected our business, there is no assurance that future consolidations will not have such affect. For example, if one of our current customers merges or consolidates with a company that relies on another provider's products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect our business.

Risks Relating to Our Stock

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2015, the trading price of our common stock ranged from a high of $15.02 to a low of $9.39. The volatility of our stock price may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

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

MAK entered into a Voting Trust Agreement with Computershare, as trustee, which provides that, for both strategic and other transactions requiring at least two-thirds of the voting power to approve, the trustee will vote a certain percentage of MAK Capital's shares in favor of, against, or abstaining from voting in the same proportion as all other shares voted by shareholders (including MAK Capital's shares not being voted by the trustee). If the Voting Trust Agreement, as amended, that MAK entered into with Computershare were to terminate for any reason, MAK Capital would have a level of control that would highly influence the approval or disapproval of transactions requiring under Ohio law the approval of two-thirds of the outstanding common shares, such as a business combination, or majority share acquisition involving the issuance of common shares entitling the holders to exercise one-sixth or more of the voting power of our common shares, each of which requires approval by two-thirds of the outstanding common shares. MAK Capital might also be able to initiate or substantially assist any such transaction. Even with the limitations on MAK Capital's voting power imposed by the Voting Trust Agreement, as amended, it would be more difficult for the other shareholders to approve such a transaction if MAK Capital opposed it, and MAK Capital's interests may differ from those of other shareholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate services are located in Alpharetta, Georgia where we lease approximately 23,000 square feet of office space. In addition, we lease approximately 34,000 square feet of office space in Las Vegas, Nevada and 10,895 square feet of office space in Bellevue, Washington. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

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

2015	High	Low
Fourth quarter	$12.54	$9.39
Third quarter	$12.74	$10.35
Second quarter	$14.52	$11.58
First quarter	$15.02	$11.89

2014	High	Low
Fourth quarter	$15.50	$12.00
Third quarter	$14.06	$10.74
Second quarter	$12.65	$10.84
First quarter	$14.24	$9.83

The closing price of the common shares on May 28, 2015, was $9.67 per share. There were 1,787 active shareholders of record.

We did not pay dividends in fiscal 2015 or 2014 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2010 through March 31, 2015. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2010	2011	2012	2013	2014	2015
Agilysys, Inc.	$100.00	$51.39	$80.48	$88.99	$119.96	$88.09
Russell 2000	$100.00	$125.79	$125.56	$146.03	$182.39	$197.37
Peer Group	$100.00	$110.81	$103.16	$127.54	$170.82	$200.76

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

	Year ended March 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Operating results
Net revenue	$103,514	$101,261	$94,008	$82,051	$88,085
Gross profit	60,081	64,040	57,619	49,626	51,484
Operating loss	(12,467)	(6,188)	(9,307)	(45,840)	(21,989)
Loss from continuing operations, net of taxes	(11,497)	(2,895)	(6,214)	(37,493)	(23,558)
Income (loss) from discontinued operations, net of taxes	—	19,992	4,916	14,710	(31,917)
Net (loss) income	$(11,497)	$17,097	$(1,298)	$(22,783)	$(55,475)

Per share data (1)
Basic and diluted
Loss from continuing operations	$(0.51)	$(0.13)	$(0.28)	$(1.67)	$(1.03)
Income (loss) from discontinued operations	—	0.90	0.22	0.65	(1.41)
Net (loss) income	$(0.51)	$0.77	$(0.06)	$(1.02)	$(2.44)

Weighted-average shares outstanding - basic and diluted	22,338	22,135	21,880	22,432	22,785

Balance sheet data at year end
Cash and cash equivalents	$75,067	$99,566	$82,444	$95,511	$73,202
Working capital	54,407	81,711	72,122	76,286	83,005
Total assets (2)	181,525	190,895	197,498	204,464	312,398
Total debt	189	335	86	384	1,211
Total shareholders’ equity	124,188	132,873	113,856	114,438	148,104

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

Overview

Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

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

On March 31, 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company. In connection with the sale, we have entered into a multi-year distribution agreement, whereby Verteda will distribute certain of our products within the U.K. marketplace. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. For financial reporting purposes, the UK entity operating results for all period presented were classified within discontinued operations.

Accordingly, the discussion and analysis presented below, reflects our continuing business of.

Results of Operations

Fiscal 2015 Compared with Fiscal 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2015 and 2014:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$31,846	$34,629	$(2,783)	(8.0)%
Support, maintenance and subscription services	56,013	53,169	2,844	5.3%
Professional services	15,655	13,463	2,192	16.3%
Total net revenue	103,514	101,261	2,253	2.2%
Cost of goods sold:
Products, inclusive of developed technology amortization	18,732	17,027	1,705	10.0%
Support, maintenance and subscription services	12,461	10,786	1,675	15.5%
Professional services	12,240	9,408	2,832	30.1%
Total cost of goods sold	43,433	37,221	6,212	16.7%
Gross profit	60,081	64,040	(3,959)	(6.2)%
Gross profit margin	58.0%	63.2%
Operating expenses:
Product development	25,316	25,212	104	0.4%
Sales and marketing	16,357	14,059	2,298	16.3%
General and administrative	21,668	20,750	918	4.4%
Depreciation of fixed assets	2,225	2,074	151	7.3%
Amortization of intangibles	3,461	6,414	(2,953)	(46.0)%
Asset write-offs and other fair value adjustments	1,836	327	1,509	nm
Restructuring, severance, and other charges	1,482	1,392	90	nm
Legal settlements	203	—	203	100.0%
Operating loss	$(12,467)	$(6,188)	$(6,279)	101.5%
Operating loss percentage	(12.0)%	(6.1)%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2015	2014
Net revenue:
Products	30.8%	34.2%
Support, maintenance and subscription services	54.1	52.5
Professional services	15.1	13.3
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	18.1	16.8
Support, maintenance and subscription services	12.0	10.7
Professional services	11.9	9.3
Total net cost of goods sold	42.0	36.8
Gross profit	58.0	63.2
Operating expenses:
Product development	24.5	24.9
Sales and marketing	15.8	13.9
General and administrative	20.9	20.5
Depreciation of fixed assets	2.1	2.0
Amortization of intangibles	3.3	6.3
Asset write-offs and other fair value adjustments	1.8	0.3
Restructuring, severance and other charges	1.4	1.4
Legal settlements	0.2	—
Operating loss	(12.0)%	(6.1)%

Net revenue.  Total revenue increased $2.3 million, or 2.2%, in fiscal 2015 compared to fiscal 2014. Products revenue decreased $2.8 million, or 8.0%, primarily as a result of a slowing in product sales in line with our strategic initiatives to emphasize subscription based service revenue and new logo business. Support, maintenance and subscription services revenue increased $2.8 million, or 5.3%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which was an increase of 11.3% year over year, and ongoing support from our proprietary product sales. Hosted perpetual and subscription based service revenue comprised 8% of total recurring revenues in 2015 compared to 7% in 2014. Professional services revenue increased $2.2 million, or 16.3%, due to the timing of customer installations including two large service projects during fiscal 2015 that resulted in approximately $1.9 million in revenue.

Gross profit and gross profit margin. Our total gross profit decreased $4.0 million, or 6.2%, in fiscal 2015 and total gross profit margin decreased 520 basis points to 58.0%. Products gross profit decreased $4.5 million and gross profit margin decreased 960 basis points to 41.2% mainly as a result of lower sales of higher margin proprietary software sales which made up a smaller portion of total product sales during fiscal 2015 as compared to fiscal 2014. Also impacting gross profit margin was $1.0 million in incremental amortization expense of software products that were recently placed into service. Support, maintenance and subscription services gross profit increased $1.2 million and gross profit margin decreased 190 basis points to 77.8% due to a change in the mix of labor resources needed for maintenance of our products. Professional services gross profit decreased $0.6 million and gross profit margin decreased 830 basis points to 21.8% as a result of higher cost of labor required in the third and fourth quarter to meet a customer commitment.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $0.5, or 0.7%, in fiscal 2015 compared with fiscal 2014.

Product development.  Product development includes all expenses associated with research and development. Product development remained consistent during fiscal 2015 as compared to fiscal 2014. Increases in labor costs as we continue investing in engineering resources to help achieve our planned milestones were offset by the increased capitalization year over year as certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $17.6 million and $13.7 million during fiscal 2015 and 2014, respectively.

Sales and marketing.  Sales and marketing increased $2.3 million, or 16.3%, in fiscal 2015 compared with fiscal 2014. The increase is due mainly to the timing of our sales reorganization as we continue to align and ramp our sales force to better serve our customers and our long term strategy and increased marketing activities surrounding the launch of our next generation product rGuest™.

General and administrative.  General and administrative increased $0.9 million, or 4.4%, in fiscal 2015 compared to fiscal 2014. as a result of $1.5 million of increased spend during the first half of fiscal 2015 surrounding the ongoing effort to streamline and rationalize our back-office processes, including the cost of resources involved in an ERP replacement project. This was offset by $0.6 million related to certain software licenses fees incurred in the third quarter of fiscal 2014 that did not recur in the current fiscal year.

Depreciation of fixed assets.  Depreciation of fixed assets increased $0.2 million, or 7.3%, in fiscal 2015 as compared to fiscal 2014 due to the timing of asset purchases.

Amortization of intangibles.  Amortization of intangibles decreased $3.0 million, or 46.0%, in fiscal 2015 as compared to fiscal 2014. In October 2013, we initiated an internal ERP replacement project and determined that amortization of our existing ERP system should be accelerated resulting in $3.2 million of additional amortization expense in fiscal 2014.

Asset write-offs and other fair value adjustments. Asset write-offs and other fair value adjustments increased $1.5 million in fiscal 2015 as compared to fiscal 2014. The net change was driven by the following factors:

•
Internal use asset write-off. During the fourth quarter of fiscal 2015, a shift in customer preference for next generation offerings with more features and compatibility as compared to our Elevate™ POS hosted subscription solution, resulted in a write-off in the amount of $1.5 million. In fiscal 2014, we wrote off approximately $0.3 million related to certain internal use software in connection with the ERP system replacement project.

•
Intangible write-off (Developed Technology and Trade Name). As of March 31, 2015, determined that the remaining net book value of our InfoGenesis Mobile (IG Mobile) software exceeded its net realizable value resulting in an impairment charge of $1.4 million. This was driven primarily by customer preference for InfoGenesis Flex (IG Flex), another one of our InfoGenesis POS mobility solutions. In addition, during the fourth quarter of fiscal 2015, certain restructuring activities incurred to better align product development, sales and marketing and general and administrative functions impacted the expected remaining useful life of the products under the Eatec® trade name. The trade name was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The fair value of this trade name was calculated based on future cash flows over the remaining useful life resulting in an impairment charge of $0.6 million as of March 31, 2015.

•
Contingent consideration fair value adjustment. The fiscal 2015 write-offs were offset by a gain of $1.6 million recorded in fiscal 2015 to adjust the carrying value of the TimeManagement Corporate (TMC) contingent consideration to fair value. This adjustment was recorded as a result of a decrease in expected revenues associated with the contingent consideration.

Restructuring, severance and other charges. In the fourth quarter of fiscal 2015, we announced additional restructuring actions designed to continue the effort to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.5 million in restructuring charges related to the Q4 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2015, we had a remaining liability of approximately $0.5 million recorded for the Q4 fiscal 2015 restructuring activity.

In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions and to reduce operating costs and recorded $0.2 million in restructuring charges during the first half of fiscal 2015, comprised of severance and other employee related benefits. As of March 31, 2015, there was no remaining liability related to the Q2 fiscal 2015 activity.

In fiscal 2014, following the sale of RSG, we recorded restructuring charges for severance and related employee benefits for a restructuring plan of approximately $0.7 million in order to better align corporate functions with our HSG operating unit and to reduce costs. We also initiated a sales and marketing restructuring plan in order to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances. We recorded restructuring charges for severance and related employee benefits of approximately $0.6 million related to the sales and marketing restructuring. During fiscal 2015, we recorded an additional $0.4 million related to the 2014 restructuring activity. As of March 31, 2015, there was no remaining liability related to the fiscal 2014 restructuring.

Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Legal settlements. During fiscal 2015, we recorded $0.2 million in legal settlements to finalize legal disputes originally estimated and recorded in the current fiscal year.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expenses:
Interest income	$(110)	$(123)	$(13)	nm
Interest expense	48	184	136	73.9%
Other expense (income), net	146	(863)	(1,009)	nm
Total other expense (income), net	$84	$(802)	$(886)	nm

nm - not meaningful

Interest income.  Interest income remained relatively consistent during fiscal 2015 as compared to fiscal 2014.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in fiscal 2015 compared to fiscal 2014 due to expiration and non-renewal of certain capital leases.

Other income, net.  Other income decreased in fiscal 2015 compared to fiscal 2014 primarily due to the gain on the redemption of a company owned life insurance policy of approximately $0.6 million in 2014. This was offset by the impact of foreign currency movement against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Income tax benefit	$(1,054)	$(2,491)	$(1,437)	nm
Effective tax rate	8.4%	46.2%

nm - not meaningful

For fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

For fiscal 2014, the effective tax rate was different than the statutory rate due primarily to the intra-period tax allocation rules associated with the discontinued operations, the expiration of statute of limitations for unrecognized tax positions and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include state taxes and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to less than $0.1 million as a result of the expiration of various statutes of limitations. We are routinely audited and the outcome of tax examinations could also result in a reduction in unrecognized tax benefits. Other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Fiscal 2014 Compared to Fiscal 2013

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2014 and 2013:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2014	2013	$	%
Net revenue:
Products	$34,629	$31,030	$3,599	11.6%
Support, maintenance and subscription services	53,169	49,110	4,059	8.3%
Professional services	13,463	13,868	(405)	(2.9)%
Total net revenue	101,261	94,008	7,253	7.7%
Cost of goods sold:
Products, inclusive of developed technology amortization	17,027	17,109	(82)	(0.5)%
Support, maintenance and subscription services	10,786	10,326	460	4.5%
Professional services	9,408	8,954	454	5.1%
Total cost of goods sold	37,221	36,389	832	2.3%
Gross profit	64,040	57,619	6,421	11.1%
Gross profit margin	63.2%	61.3%
Operating expenses:
Product development	25,212	23,892	1,320	5.5%
Sales and marketing	14,059	13,350	709	5.3%
General and administrative	20,750	20,984	(234)	(1.1)%
Depreciation of fixed assets	2,074	2,137	(63)	(2.9)%
Amortization of intangibles	6,414	3,284	3,130	95.3%
Asset write-offs and other fair value adjustments	327	120	207	nm
Restructuring, severance, and other charges	1,392	1,495	(103)	(6.9)%
Legal settlements	—	1,664	(1,664)	nm
Operating loss	$(6,188)	$(9,307)	$3,119	(33.5)%
Operating loss percentage	(6.1)%	(9.9)%
nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2014	2013
Net revenue:
Products	34.2%	33.0%
Support, maintenance and subscription services	52.5	52.2
Professional services	13.3	14.8
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	16.8	18.2
Support, maintenance and subscription services	10.7	11.0
Professional services	9.3	9.5
Total cost of goods sold	36.8	38.7
Gross profit	63.2	61.3
Operating expenses:
Product development	24.9	25.4
Sales and marketing	13.9	14.2
General and administrative	20.5	22.3
Depreciation of fixed assets	2.0	2.3
Amortization of intangibles	6.3	3.5
Asset write-offs and other fair value adjustments	0.3	0.1
Restructuring, severance, and other charges	1.4	1.6
Legal settlements	—	1.8
Operating loss	(6.1)%	(9.9)%

Net revenue.  Total revenue increased $7.3 million, or 7.7%, in fiscal 2014 compared to fiscal 2013. Products revenue increased $3.6 million, or 11.6%, as a result of continued organic growth in our proprietary software licenses and remarketed product revenue. Support, maintenance and subscription services revenue increased $4.1 million, or 8.3%, as a result of continued focus on selling subscription based hosting revenue, and ongoing support from our growing proprietary product sales. This is offset by a reduction in remarketed support revenue due to a strategic change in one of our third party providers that lowered our costs and the costs to our customers in fiscal 2014. Professional services revenue remained relatively flat.

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

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $4.9 million, or 7.6%, in fiscal 2014 compared with fiscal 2013.

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

Asset write-off and other fair value adjustments. During the third quarter of fiscal 2014, in connection with the ERP system replacement project, we determined that certain internal use developed software would not be continued. As a result, we wrote off the entire asset in the amount of $0.3. During fiscal 2013, we recorded $0.1 million of additional write-offs from the fiscal 2012 related to other developed technologies.

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

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2014	2013	$	%
Other (income) expenses
Interest income	$(123)	$(13)	$110	nm
Interest expense	184	266	82	30.8%
Other expense (income), net	(863)	(228)	635	nm
Total other (income) expense, net	$(802)	$25	$827	nm

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

Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014 we purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Condensed Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.

Purchase of TimeManagement Corporation - Fiscal 2014

On June 10, 2013, we purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next five years. Payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. As of March 31, 2015, we recorded a gain of $1.6 million to adjust the carrying value of the TMC contingent consideration to fair value. This adjustment was recorded as a result of a decrease in expected revenues associated with the contingent consideration. The gain was recorded within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

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

Additional information regarding the acquisitions are provided in Note 3 to the Consolidated Financial Statements titled, Acquisitions.

Discontinued Operations

UK Entity – Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to us from Verteda of $0.8 million, net of cash on hand of $0.9 million. During fiscal 2015 we received full payment of the amount due to us from Verteda. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain of our products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. The sale of our UK entity represented a disposal of a component of an entity. As such, the operating results of the UK entity have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the UK entity are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

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

Additional information regarding the discontinued operations are provided in Note 4 to the Consolidated Financial Statements titled, Discontinued Operations.

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

Fiscal 2015 Restructuring Activity

Q2 - In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the Q2 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2015, there was no further liability for the Q2 fiscal 2015 restructuring activity.

Q4 - In the fourth quarter of fiscal 2015, we announced additional restructuring actions designed to continue the effort to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.5 million in restructuring charges related to the Q4 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2015, we had a remaining liability of approximately $0.5 million recorded for the Q4 fiscal 2015 restructuring activity.

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

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.1 million in restructuring charges. These charges were primarily comprised of severance and related benefits. As of March 31, 2015, there was no further liability for fiscal 2012 restructuring activity.

Additional information regarding restructuring charges is provided in Note 5 to the Consolidated Financial Statements titled, Restructuring Charges.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2015. We believe that cash flow from operating activities, cash on hand of $75.1 million as of March 31, 2015, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2015 and March 31, 2014, our total debt was approximately $0.2 million and $0.3 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2015, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturity from date of acquisition of three months or less, including investments in commercial paper, of which 88% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Year ended March 31,
(In thousands)	2015	2014	2013
Net cash (used in) provided by continuing operations:
Operating activities	$(2,186)	$1,384	$(13,050)
Investing activities	(21,632)	17,724	(2,199)
Financing activities	(401)	(883)	(500)
Effect of exchange rate changes on cash	(280)	(44)	(21)
Cash flows (used in) provided by continuing operations	(24,499)	18,181	(15,770)
Cash flows (used in) provided by discontinued operations	—	(1,546)	1,114
Net (decrease) increase in cash and cash equivalents	$(24,499)	$16,635	$(14,656)

Cash flow (used in) provided by operating activities from continuing operations. Cash flows used in operating activities were $2.2 million in fiscal 2015. This was mainly the result of our net loss after adding back certain non-cash items, including $2.2 million of depreciation, $4.8 million in amortization, and $1.8 million of asset write-offs and other fair value adjustments, offset by an overall net use in other operating assets and liabilities of $0.8 million. Change in operating assets and liabilities was driven primarily by increases in accounts receivable and prepaids of $2.5 million, offset by increase in accounts payable and accrued expenses of $1.7 million.

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

Cash flow provided by (used in) investing activities from continuing operations. Cash flows used in investing activities in fiscal 2015 were $21.6 million. This is primarily attributed to $15.8 million of capitalized software development costs, $4.7 million of fixed asset purchases, $3.8 million for the acquisition of developed technology for our rGuest Seat product, offset by $2.0 million and $0.8 million for proceeds from company owned life insurance policies and sale of the UK business unit, respectively.

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

Cash flow used in financing activities from continuing operations.  In fiscal 2015, the $0.4 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and exercise costs related to equity awards and payments of capital lease obligations.

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

Investments
Investments in Corporate-Owned Life Insurance Policies and Marketable Securities

Our invests in corporate-owned life insurance policies and marketable securities primarily to satisfy future obligations of certain employee benefit plans. Our investment in corporate-owned life insurance policies was recorded at their cash surrender value, which approximates fair value, at the balance sheet date. During fiscal 2015, we received cash proceeds of $2.0 million related to the death benefit due to us on redemption of one of these policies.  The cash surrender value of $2.5 million for the remaining policies were held in “Other non-current assets” at the balance sheet date. In additions, certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we split a portion of the policy benefits with the former executive's designated beneficiary.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2015.

(In thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases (1)	$11,973	$2,285	$4,057	$3,032	$2,599
Contingent consideration	112	8	16	16	72
Restructuring liabilities	450	450	—	—	—
Capital leases	196	147	49	—	—
Asset retirement obligation	435	35	150	—	250
Total contractual obligations (2)	$13,166	$2,925	$4,272	$3,048	$2,921

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 13, Commitments and Contingencies.

(2)
At March 31, 2015, we had a $1.8 million liability reserve for unrecognized income tax positions which is not reflected in the table above.  The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities.   Additional information regarding unrecognized tax positions is provided in Note 11 to the Consolidated Financial Statements titled, Income Taxes.

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

We recorded a valuation allowance of $76.4 million as of March 31, 2015 and $73.0 million as of March 31, 2014, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

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

Goodwill and Other Indefinite-Lived Intangible Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

For fiscal 2015 and 2014, we conducted a qualitative assessment (Step Zero Analysis) to determine whether it would be necessary to perform step one of the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value exceeded the carrying amount as of February 1, 2015. Additional information regarding our goodwill and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

We had two indefinite-lived intangible assets relating to purchased trade names. During the fourth quarter of fiscal 2015, one of the two trade names was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using “the relief from royalty method” was used to value the trade names as of February 1, 2015. Additional information regarding our intangible assets and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

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

Capitalized Software Development Costs.  We capitalize certain costs related to the development of computer software. Capitalization of these costs begins when a detail program design or working model has been produced as evidenced by the completion of design, planning, coding and testing, such that the product meets its design specifications and has thereby established technological feasibility. Capitalization of these costs ends when the resulting product is available for general release to the public. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $17.2 million, $13.7 million and $4.9 million during fiscal 2015, 2014 and 2013, respectively. Amortization of non-acquired developed capitalized software was $1.2 million, $0.2 million and $0.1 million during fiscal 2015, 2014 and 2013, respectively.

Adopted and Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. Transition to the new guidance may be done using either a full or modified retrospective method. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2015, 2014 and 2013, revenue from international operations was 5%, 5% and 6%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2015, 2014 and 2013 fiscal years. At March 31, 2015, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe that inflation has had a nominal effect on our results of operations in fiscal years 2015, 2014 and 2013 and do not expect inflation to be a significant factor in fiscal 2015.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Agilysys, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity listed in the accompanying index present fairly, in all material respects, the financial position of Agilysys, Inc. and its subsidiaries at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 5, 2015

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2015	2014

ASSETS

Cash and cash equivalents	$75,067	$99,566
Accounts receivable, net of allowance for doubtful accounts of $888 and $1,101, respectively	25,481	23,615
Inventories	641	481
Prepaid expenses	3,820	3,300
Other current assets	8	2,892
Total current assets	105,017	129,854
Property and equipment, net	11,929	12,251
Goodwill	19,622	17,158
Intangible assets, net	9,006	10,626
Software development costs, net	31,818	17,221
Other non-current assets	4,133	3,785
Total assets	$181,525	$190,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,586	$11,073
Deferred revenue	23,881	22,795
Accrued liabilities	10,001	14,232
Capital lease obligations, current	142	43
Total current liabilities	50,610	48,143
Deferred income taxes, non-current	3,053	3,422
Capital lease obligations, non-current	47	292
Other non-current liabilities	3,627	6,165
Commitments and contingencies (see Note 13)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,789,355 and 22,467,970 shares outstanding at March 31, 2015 and 2014, respectively	9,482	9,482
Treasury shares, 8,817,477 and 9,138,861 at March 31, 2015 and 2014, respectively	(2,646)	(2,741)
Capital in excess of stated value	(10,675)	(13,409)
Retained earnings	128,178	139,675
Accumulated other comprehensive loss	(151)	(134)
Total shareholders' equity	124,188	132,873
Total liabilities and shareholders' equity	$181,525	$190,895

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2015	2014	2013
Net revenue:
Products	$31,846	$34,629	$31,030
Support, maintenance and subscription services	56,013	53,169	49,110
Professional services	15,655	13,463	13,868
Total net revenue	103,514	101,261	94,008
Cost of goods sold:
Products, inclusive of developed technology amortization	18,732	17,027	17,109
Support, maintenance and subscription services	12,461	10,786	10,326
Professional services	12,240	9,408	8,954
Total cost of goods sold	43,433	37,221	36,389
Gross profit	60,081	64,040	57,619
Gross profit margin	58.0%	63.2%	61.3%
Operating expenses:
Product development	25,316	25,212	23,892
Sales and marketing	16,357	14,059	13,350
General and administrative	21,668	20,750	20,984
Depreciation of fixed assets	2,225	2,074	2,137
Amortization of intangibles	3,461	6,414	3,284
Asset write-offs and other fair value adjustments	1,836	327	120
Restructuring, severance, and other charges	1,482	1,392	1,495
Legal settlements	203	—	1,664
Operating loss	(12,467)	(6,188)	(9,307)
Other (income) expenses:
Interest income	(110)	(123)	(13)
Interest expense	48	184	266
Other expense (income), net	146	(863)	(228)
Loss before income taxes	(12,551)	(5,386)	(9,332)
Income tax benefit	(1,054)	(2,491)	(3,118)
Loss from continuing operations	(11,497)	(2,895)	(6,214)
Income from discontinued operations, net of taxes	—	19,992	4,916
Net (loss) income	$(11,497)	$17,097	$(1,298)

Weighted average shares outstanding - basic and diluted	22,338	22,135	21,880

Net (loss) income per share - basic and diluted:
Loss from continuing operations	$(0.51)	$(0.13)	$(0.28)
Income from discontinued operations	—	0.90	0.22
Net (loss) income per share	$(0.51)	$0.77	$(0.06)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended March 31,
(In thousands)	2015	2014	2013
Net (loss) income	$(11,497)	$17,097	$(1,298)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(9)	220	(1,126)
Reclassification of foreign currency translation adjustments included in net income (loss)		745	—
Unrealized loss on sale of securities	(8)	—	(4)
Total comprehensive (loss) income	$(11,514)	$18,062	$(2,428)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(11,497)	$17,097	$(1,298)
Less: Income from discontinued operations	—	19,992	4,916
Loss from continuing operations	(11,497)	(2,895)	(6,214)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Restructuring, severance and other charges	1,482	1,392	1,495
Payments for restructuring, severance and other charges	(1,348)	(1,741)	(6,673)
Legal settlements	203	—	1,664
Payments for legal settlements	(1,714)	(110)	—
Asset write-offs	3,454	327	120
Depreciation	2,225	2,074	2,137
Amortization	4,755	6,726	4,089
Share-based compensation	3,140	2,119	1,638
Contingent consideration adjustment	(1,619)	—	—
Deferred income taxes	(371)	(178)	(244)
Change in cash surrender value of company owned life insurance policies	(57)	(600)	(107)
Excess tax benefit from equity awards	(14)	(37)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	(7,846)	(741)
Inventories	(171)	380	426
Prepaid expense	(526)	(498)	(801)
Accounts payable	5,528	1,073	1,595
Deferred revenue	1,146	2,784	(5,046)
Accrued liabilities	(3,868)	1,624	(3,170)
Income taxes receivable	(823)	(2,702)	(2,960)
Other changes, net	(176)	(508)	(258)
Net cash provided by (used in) operating activities from continuing operations	(2,186)	1,384	(13,050)
Net cash (used in) provided by operating activities from discontinued operations	—	(1,311)	2,345
Net cash provided by (used in) operating activities	(2,186)	73	(10,705)
Investing activities
Proceeds from sale of business units	809	35,846	—
Cash paid for acquisitions, net	(3,750)	(1,812)	—
Investment in marketable securities	(10,240)	—	—
Proceeds from sale of marketable securities	10,107	—	4,347
Capital expenditures	(4,650)	(4,023)	(2,532)
Capitalized software development costs	(15,813)	(12,200)	(3,906)
Additional (investments in) proceeds from corporate-owned life insurance policies	1,905	(87)	(108)
Net cash provided by (used in) investing activities from continuing operations	(21,632)	17,724	(2,199)
Net cash used in investing activities from discontinued operations	—	(155)	(854)
Net cash provided by (used in) investing activities	(21,632)	17,569	(3,053)
Financing activities
Principal payments under long-term obligations	(144)	(177)	(289)
Exercise of employee stock options	102	169	67
Repurchase of common shares to satisfy employee tax withholding and option price	(373)	(912)	(278)
Excess tax benefit from equity awards	14	37	—
Net cash used in financing activities from continuing operations	(401)	(883)	(500)
Net cash used in financing activities from discontinued operations	—	(80)	(377)
Net cash used in financing activities	(401)	(963)	(877)
Effect of exchange rate changes on cash	(280)	(44)	(21)
Cash flows provided by (used in) continuing operations	(24,499)	18,181	(15,770)
Cash flows (used in) provided by discontinued operations	—	(1,546)	1,114
Net increase (decrease) in cash and cash equivalents	(24,499)	16,635	(14,656)
Cash and cash equivalents at beginning of period	99,566	82,931	97,587
Cash and cash equivalents at end of period	$75,067	$99,566	$82,931
Less cash presented in current assets of discontinued operations on balance sheet	—	—	487
Cash and cash equivalents at end of period - continuing operations	$75,067	$99,566	$82,444

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2012	31,607	$9,482	(9,731)	$(2,919)	$(16,032)	$123,876	$31	$114,438
Non-cash share based compensation expense	—	—	—	—	2,057	—	—	2,057
Restricted shares issued	—	—	203	61	(61)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	108	32	35	—	—	67
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(42)	(12)	(266)	—	—	(278)
Net loss	—	—	—	—	—	(1,298)	—	(1,298)
Unrealized translation adjustment	—	—	—	—	—	—	(1,126)	(1,126)
Unrealized loss on securities	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2013	31,607	$9,482	(9,462)	$(2,838)	$(14,267)	$122,578	$(1,099)	$113,856
Non-cash share based compensation expense	—	—	—	—	1,931	—	—	1,931
Restricted shares issued	—	—	138	41	(41)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	814	244	(73)	—	—	171
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(629)	(188)	(996)	—	—	(1,184)
Excess tax benefit from equity awards	—	—	—	—	37	—	—	37
Net income	—	—	—	—	—	17,097	'	17,097
Unrealized translation adjustment	—	—	—	—	—	—	220	220
Reclassification of foreign currency translation adjustment included in net income	—	—	—	—	—	—	745	745
Balance at March 31, 2014	31,607	$9,482	(9,139)	$(2,741)	$(13,409)	$139,675	$(134)	$132,873
Non-cash share based compensation expense	—	—	—	—	3,140	—	—	3,140
Restricted shares issued, net	—	—	342	102	(102)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	21	5	97	—	—	102
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(41)	(12)	(415)	—	—	(427)
Excess tax benefit from equity awards	—	—	—	—	14	—	—	14
Net income	—	—	—	—	—	(11,497)	—	(11,497)
Unrealized translation adjustments	—	—	—	—	—	—	(9)	(9)
Unrealized loss on securities	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2015	31,607	$9,482	(8,817)	$(2,646)	$(10,675)	$128,178	$(151)	$124,188

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong and Malaysia.

The sales of our RSG business and UK entity each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the twelve months ended March 31, 2014 and 2013.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2015 refers to the fiscal year ended March 31, 2015.

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

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity from date of acquisition of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Such investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments.

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

Goodwill and Other Indefinite-Lived Intangible Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

For fiscal 2015 and 2014, we conducted a qualitative assessment (Step Zero Analysis) to determine whether it would be necessary to perform step one of the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value exceeded the carrying amount as of February 1, 2015. Additional information regarding our goodwill and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

We had two indefinite-lived intangible assets relating to purchased trade names. During the fourth quarter of fiscal 2015, one of the two trade names was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using “the relief from royalty method” was used to value the trade names as of February 1, 2015. Additional information regarding our intangible assets and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

Intangible assets.  Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets relating to customer relationships are amortized using an accelerated or straight-line method, which reflects the period the asset is expected to contribute to the future cash flows. Our finite-lived intangible assets are amortized over periods between two and eight years. Customer relationships are amortized over estimated useful lives between two and seven years; non-competition agreements are amortized over estimated useful lives between two and eight years; developed technology is amortized over estimated useful lives between three and eight years; supplier relationships are amortized over estimated useful lives between two and eight years.

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

We frequently enter into multiple-element arrangements with customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-

software products and services, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control.

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

Correction of Error.  During the first quarter of fiscal 2013, we recorded out-of-period adjustments to increase revenues, restructuring, severance and other charges and asset write-offs and other fair value adjustments by $0.3 million, $0.7 million and $0.2 million, respectively. The net impact of the adjustments increased our operating loss by $0.6 million, or $(0.03) per share, and represents a correction of error. In fiscal 2012, we erroneously omitted certain revenue transactions, the costs associated with certain terminated individuals and certain third party development costs for our previously impaired developed technology. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment was immaterial to prior year’s financial statements as well as the full-year fiscal 2013 financial statements.

Capitalized Software Development Costs.  The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $17.2 million, $13.7 million and $4.9 million during fiscal 2015, 2014 and 2013, respectively. Amortization of non-acquired developed capitalized software was $1.2 million, $0.2 million and $0.1 million during fiscal 2015, 2014 and 2013, respectively.

Adopted and Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. Transition to the new guidance may be done using either a full or modified retrospective method. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

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

3. Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014 Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
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

Purchase of TimeManagement Corporation - Fiscal 2014

On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next five years. Payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. As of March 31, 2015, we recorded a gain of $1.6 million to adjust the carrying value of the TMC contingent consideration to fair value. This adjustment was recorded as a result of a decrease in expected revenues associated with the contingent consideration. The gain was recorded within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

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

The developed technology acquired from TMC was determined to be software to be sold, leased, or otherwise marketed, and is therefore carried in intangible assets on the balance sheet and is amortized on a straight-line basis as Products cost of goods sold within the Consolidated Statements of Operations.

4. Discontinued Operations

UK Entity – Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to Agilysys from Verteda of $0.8 million, net of cash on hand of $0.9 million. During fiscal 2015 we received full payment of the amount due to Agilysys from Verteda. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain Agilysys products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. The sale of our UK entity represented a disposal of a component of an entity. As such, the operating results of the UK entity have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the UK entity are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

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

Components of Results of Discontinued Operations

For fiscal 2014 and 2013, the income from discontinued operations was comprised of the following:

	Year ended March 31,
(In thousands)	2014	2013
Discontinued operations:
Net revenue	$28,950	$143,261

Income from operations	249	$8,196
Other expense, net	(266)	(447)
Gain on sale	21,933	—
Income on sale	21,916	7,749
Income tax expense	1,924	2,833
Income from discontinued operations	$19,992	$4,916

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

Fiscal 2015 Restructuring Activity

Q2 - In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the Q2 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2015, there was no further liability for the Q2 fiscal 2015 restructuring activity.

Q4 - In the fourth quarter of fiscal 2015, we announced additional restructuring actions designed to continue the effort to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.5 million in restructuring charges related to the Q4 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2015, we had a remaining liability of approximately $0.5 million recorded for the Q4 fiscal 2015 restructuring activity.

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

Fiscal 2012 Restructuring Activity

In the first quarter of fiscal 2012, we announced restructuring actions, including the relocation of our corporate services from Solon, Ohio to Alpharetta, Georgia, designed to better align those services with our operating units and reduce costs following the sale of TSG. These restructuring actions were mostly completed by March 31, 2012 and impacted approximately 130 employees. To date, we have recorded $12.1 million in restructuring charges. These charges were primarily comprised of severance and related benefits. As of March 31, 2015, there was no further liability for fiscal 2012 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2014	Provision	Payments	2015
Fiscal 2015 Restructuring Plan:
Severance and employment costs	$—	$628	$(178)	$450
Fiscal 2014 Restructuring Plan:
Severance and employment costs	534	368	(902)	—
Total restructuring costs	534	996	(1,080)	450

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2013	Provision	Payments	2014
Fiscal 2014 Restructuring Plan:
Severance and employment costs	—	1,257	(723)	534
Fiscal 2012 Restructuring Plan:
Severance and employment costs	348	—	(348)	—
Fiscal 2009 Restructuring Plan:
Facilities costs	236	32	(268)	—
Total restructuring costs	584	1,289	(1,339)	534

	Balance at			Balance at
	March 31,		Payments and	March 31,
(In thousands)	2012	Provision	Settlements	2013
Fiscal 2012 Restructuring Plan:
Severance and employment costs	$5,257	$1,146	$(6,055)	$348
Facilities costs	297	(57)	(240)	—
Fiscal 2009 Restructuring Plan:
Severance and employment costs	—	—	—	—
Facilities costs	495	(2)	(257)	236
Total restructuring costs	$6,049	$1,087	$(6,552)	$584

The remaining severance and other employment costs of approximately $0.45 million will be paid in fiscal 2016.

6. Property and Equipment, Net

Property and equipment at March 31, 2015 and 2014 is as follows:

	Year ended March 31,
(In thousands)	2015	2014

Furniture and equipment	$8,241	$8,849
Software	8,196	16,982
Leasehold improvements	4,773	4,836
Project expenditures not yet in use	866	2,749
	22,076	33,416
Accumulated depreciation and amortization	(10,147)	(21,165)
Property and equipment, net	$11,929	$12,251

Total depreciation expense on property and equipment was $2.2 million, $2.1 million, and $2.1 million during fiscal 2015, 2014 and 2013, respectively.

Total amortization expense on capitalized internal-use software was $2.5 million, $5.3 million and $2.1 million during fiscal 2015, 2014, and 2013, respectively. In fiscal 2014, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $3.2 million in fiscal 2014 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014.

During the fourth quarter of fiscal 2015, a shift in customer preference for next generation offerings with more features and compatibility as compared to our Elevate™ POS hosted subscription solution, resulted in a write-off in the amount of $1.5 million. In fiscal 2014, we wrote off approximately $0.3 million related to certain internal use software in connection with the ERP system replacement project. These charges are classified within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2015 and 2014 are as follows:

	Year ended March 31,
(In thousands)	2015	2014

Capital leases	$499	$817
Less accumulated depreciation	(213)	(692)
Assets under capital lease, net	$286	$125

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

We conducted our annual qualitative assessment (Step Zero Analysis) test on February 1, 2015 and 2014 to determine whether it would be necessary to perform the two-step goodwill impairment test. Among other things, we considered the i) excess in fair value of the reporting unit over its carrying amount from the most recent step one calculation, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value of the operations exceeded its carrying amount.

The changes in the carrying amount of goodwill for the years ended March 31, 2015 and 2014 are as follows:

(In thousands)
Balance at March 31, 2013	$14,128
Acquisitions	3,444
Impact of foreign currency translation	196
Allocation of goodwill to UK entity	(610)
Balance at March 31, 2014	17,158
Acquisitions	2,464
Balance at March 31, 2015	$19,622

Intangible Assets and Software Development Costs

The following table summarizes our intangible assets at March 31, 2015, and 2014:

	2015			2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,080)	$695
Non-competition agreements	2,700	(2,700)	—	2,700	(2,473)	227
Developed technology	10,660	(10,277)	383	10,660	(10,156)	504
Trade names	230	(7)	223	—	—	—
Patented technology	80	(80)	—	80	(80)	—
	24,445	(23,839)	606	24,215	(22,789)	1,426
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	—	N/A	—
Finite life reclassification	(230)	N/A	(230)	—	N/A	—
	8,400	N/A	8,400	9,200	N/A	9,200
Total intangible assets	$32,845	$(23,839)	$9,006	$33,415	$(22,789)	$10,626

Software development costs	$6,359	$(1,443)	$4,916	$5,094	$(270)	$4,824
Project expenditures not yet in use	28,293	—	28,293	12,397	—	12,397
Accumulated impairment	(1,391)	N/A	(1,391)	—	N/A	—
Total software development costs	$33,261	$(1,443)	$31,818	$17,491	$(270)	$17,221

Indefinite-lived intangible assets, comprised of two purchased trade names InfoGenesis™ and Eatec®, are tested for impairment upon identification of impairment indicators, or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using "the relief from royalty method" was used to value the trade names as of February 1, 2015 and 2014. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future cash flows, royalty rates, discount rates and other variables.

During the fourth quarter of fiscal 2015, certain restructuring activities incurred to better align product development, sales and marketing and general and administrative functions impacted the expected remaining useful life of the products under the Eatec® trade name. The trade name was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The fair value of this trade name was calculated based on future cash flows over the remaining useful life resulting in an impairment charge of $0.6 million as of March 31, 2015. This charge is classified within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations. The InfoGenesis™ indefinite-lived purchased trade name was tested for impairment as of February 1, 2015 and 2014, resulting in a fair value exceeding the carrying amount each year.

At each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. As of March 31, 2015, we determined that the remaining net book value of our InfoGenesis Mobile (IG Mobile) software exceeded its net realizable value resulting in an impairment charge of $1.4 million. This charge is classified within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2016	$1,068
2017	1,067
2018	1,067
2019	844
2020	85
Total	$4,131

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $1.3 million, $0.3 million and $0.8 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $0.9 million, $1.2 million, and $1.2 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. These charges are classified as operating expenses within the Consolidated Statements of Operations.

Capitalized software development costs are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $17.2 million, $13.7 million and $4.9 million during fiscal 2015, 2014 and 2013, respectively.

8. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2015, and 2014:

(In thousands)	2015	2014
Capital lease obligations	$189	$335
Less: current maturities	(142)	(43)
Long -term capital lease obligations	$47	$292

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Assets recorded under capital leases were $0.5 million and $0.8 million, as of March 31, 2015 and 2014, respectively. Accumulated depreciation related to assets recorded under capital leases was $0.2 million and $0.7 million as of March 31, 2015 and 2014, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2015, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2016	$147
2017	30
2018	19
Total minimum lease payments	$196
Less: amount representing interest	(7)
Present value of minimum lease payments	$189

Interest rates on capitalized leases vary from 2.6% to 10.1% and are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

9. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2015	2014	2013
Cash (received) payments for interest, net	(62)	110	252
Cash payments from income tax, net	19	485	9
Acquisition of property and equipment under lease obligations	—	410	41

10. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

	Year ended March 31,
(In thousands)	2015	2014
Accrued liabilities:
Salaries, wages, and related benefits	$6,768	$8,308
Other taxes payable	952	1,122
Accrued legal settlements	70	1,630
Restructuring liabilities	450	534
Severance liabilities	199	—
Professional fees	504	674
Software license fees	—	500
Deferred rent	279	477
Contingent consideration	8	127
Other	771	860
Total	$10,001	$14,232
Other non-current liabilities:
Income taxes payable/uncertain tax positions	$1,499	$2,440
Deferred rent	1,666	1,755
Contingent consideration	104	1,612
Other	358	358
Total	$3,627	$6,165

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $25.5 million and $23.6 million as of March 31, 2015 and March 31, 2014, respectively. The related allowance for doubtful accounts was $0.9 million and $1.1 million as of March 31, 2015 and March 31, 2014, respectively. On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivables owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims.  The total amount owed represents approximately 13% of our outstanding accounts receivable as of March 31, 2015. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims still outstanding. Caesars entertainment properties have continued to operate in the ordinary course following the bankruptcy filing, and we have continued to do business with Caesars in the ordinary course.

11. Income Taxes

For the year ended March 31, income from continuing operations before income taxes consisted of the following:

(In thousands)	2015	2014	2013
Loss before income taxes
United States	$(12,697)	$(5,475)	$(9,594)
Foreign	146	89	262
Total loss from continuing operations before income taxes	$(12,551)	$(5,386)	$(9,332)

For the year ended March 31, income tax (benefit) expense consisted of the following:

(In thousands)	2015	2014	2013
Income tax (benefit) expense
Current:
Federal	$25	$(2,206)	$(3,002)
State and local	(798)	(161)	28
Foreign	90	55	100
Deferred:
Federal	(206)	(161)	—
State and local	(141)	(20)	(252)
Foreign	(24)	2	8
Total income tax benefit	$(1,054)	$(2,491)	$(3,118)
The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2015	2014	2013
Income tax benefit at the statutory rate of 35%	$(4,405)	$(2,103)	$(3,266)
(Benefit) provision for state taxes	(172)	(106)	(14)
Impact of foreign operations	11	14	(48)
Indefinite life assets	—	47	(251)
Officer life insurance	(20)	(28)	(75)
Change in valuation allowance	4,241	(76)	627
Change in liability for unrecognized tax benefits	(857)	(561)	(230)
Meals and entertainment	102	113	114
Other	46	209	25
Total income tax benefit	$(1,054)	$(2,491)	$(3,118)

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2015 tax benefit primarily results from the expiration of statute of limitations for unrecognized tax positions and the recognition of a valuation allowance on the Eatec purchased trade name deferred tax liability that was converted from an indefinite life to a finite life. The 2015 tax benefit differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

The 2014 and 2013 tax benefit differs from the statutory rate primarily due to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Accrued liabilities	$3,961	$3,884
Allowance for doubtful accounts	297	408
Inventory valuation reserve	24	14
Restructuring reserve	—	54
Federal losses and credit carryforwards	58,992	55,231
Foreign net operating losses	326	330
State losses and credit carryforwards	10,162	10,706
Deferred compensation	—	70
Deferred revenue	146	61
Goodwill and other intangible assets	3,129	3,611
Other	340	514
	77,377	74,883
Less: valuation allowance	(76,420)	(73,014)
Total	957	1,869
Deferred tax liabilities:
Property and equipment & software amortization	(690)	(1,560)
Indefinite-lived goodwill & intangible assets	(3,324)	(3,622)
Other	34	(81)
Total	(3,980)	(5,263)
Total deferred tax liabilities	$(3,023)	$(3,394)

At March 31, 2015, we had $170.3 million of a federal net operating loss carryforward that expires, if unused, in fiscal years 2031 to 2035. Included in this net operating loss is $4.2 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation. Upon realization of the U.S. federal net operating losses, we will recognize a windfall tax benefit as an increase to additional paid-in capital. Our Hong Kong subsidiary has $0.3 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2015 we also had $143.7 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2016 through 2035.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2015, the total valuation allowance against deferred tax assets of $76.4 million was comprised of a valuation allowance of $76.1 million for federal and state deferred tax assets, and a valuation allowance of $0.3 million associated with deferred tax assets in Hong Kong. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $0.7 million and $1.8 million as of March 31, 2015 and 2014, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We use the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period's share-based deduction. We did not recognize any tax benefits during 2015 for stock-based compensation. We recognized less than $0.1 million of excess tax benefits during 2014. We did not recognize any tax benefits during 2013 for stock-based compensation.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2015	2014	2013
Balance at April 1	$2,568	$4,248	$2,873
Additions:
Relating to positions taken during current year	—	—	1,624
Relating to positions taken during prior year	—	—	—
Reductions:
Relating to tax settlements	—	—	—
Relating to positions taken during prior year	(204)	(1,238)	—
Relating to lapse in statute	(609)	(442)	(249)
Balance at March 31	$1,755	$2,568	$4,248

As of March 31, 2015, we had a liability of $1.8 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.1 million as a result of the expiration of various statutes of limitations. We are routinely audited and the outcome of tax examinations could also result in a reduction in unrecognized tax benefits. Other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty benefit of $0.3 million, benefit of $0.2 million and expense of $0.1 million for the years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015 and 2014, we had approximately $0.8 million and $1.1 million of interest and penalties accrued, respectively.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2002 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2007 are open for examination by certain foreign taxing authorities.

12. Employee Benefit Plans

401(k) Plan

We maintain 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match $1.00 for every $1.00 on the first 1% of the employee's pre-tax contributions and $0.50 for every $0.50 up to the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.3 million, $1.2 million, and $1.1 million in fiscal 2015, 2014, and 2013, respectively.

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary. In fiscal 2014, we increased the cash surrender value of one of these policies by $0.5 million due to the anticipated redemption and recorded the benefit in "Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal 2015, this policy was redeemed for $2.0 million.

The expense related to these benefit obligations is based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The expense associated with these benefits was classified within “General, and administrative” in our Consolidated Statements of Operations. The related liability, which was $0.2 million at March 31, 2015 and 2014, respectively, was recorded within “Other non-current liabilities” in our Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within “Other non-current assets” in our Consolidated Balance Sheets, was $2.5 million (net of policy loans of $0.6 million) at March 31, 2015. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts which were classified within "Other current assets" and "Other non-current assets” in our Consolidated Balance Sheets was $2.0 million and $2.4 million (net of policy loans of $0.2 million) at March 31, 2014.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $0.1 million dollars in fiscal 2015, a gain of $0.6 million in fiscal 2014 and a gain of $0.1 million in fiscal 2013 related to the corporate-owned life insurance policies.

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

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2015:

(In thousands)	Amount
Fiscal year ending March 31,
2016	$2,285
2017	2,054
2018	2,003
2019	1,540
2020	1,492
Thereafter	2,599
Total minimum lease payments	$11,973

Rental expense for all non-cancelable operating leases amounted to $2.5 million, $2.5 million, and $2.4 million for fiscal 2015, 2014, and 2013, respectively.

Asset Retirement Obligations

An asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provisions or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding leasehold improvement asset. The asset retirement obligation is included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets. As of March 31, 2015, the current and long-term portion of the asset retirement obligation liability was $35,000 and $0.4 million, respectively. As of March 31, 2014, the current and long-term portion of the asset retirement obligation was $25,200 and $0.4 million, respectively.

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

	Year ended March 31,
(In thousands, except per share data)	2015	2014	2013
Numerator:
Loss from continuing operations - basic and diluted	$(11,497)	$(2,895)	$(6,214)
Income from discontinued operations - basic and diluted	—	19,992	4,916
Net (loss) income - basic and diluted	$(11,497)	$17,097	$(1,298)

Denominator:
Weighted average shares outstanding - basic and diluted	22,338	22,135	21,880

(Loss) earnings per share - basic and diluted:
Loss from continuing operations	$(0.51)	$(0.13)	$(0.28)
Income from discontinued operations	—	0.90	0.22
Net (loss) income per share	$(0.51)	$0.77	$(0.06)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,382	1,806	1,781

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes, 322,086, 155,777 and 139,767 of restricted shares and performance shares at March 31, 2015, 2014 and 2013, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs"), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-

based compensation awards because doing so would be anti-dilutive. In addition, when a loss from continuing operations is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013:

	Year ended March 31,
(In thousands)	2015	2014	2013
Product development	$1,168	$700	$475
Sales and marketing	135	90	65
General and administrative	1,837	1,329	1,098
Total share-based compensation expense	$3,140	$2,119	$1,638

Stock Options

The following table summarizes the activity during fiscal 2015 for stock options awarded under the 2006 Plan:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2014	627,500	$15.26
Granted	—	—
Exercised	(15,000)	13.76
Cancelled/expired	(30,000)	13.11
Outstanding and exercisable at March 31, 2015	582,500	$15.41	1.1	$—

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Proceeds from stock options exercised	$102	$169	$67
Total intrinsic value of stock options exercised	$4	$1,402	$382

All stock options are vested and we do not have any remaining unrecognized stock based compensation expense related to stock options.

A total of 8,065 shares, net of 6,935 shares withheld to cover the applicable exercise price of the award, were issued from treasury shares to settle stock options exercised during fiscal 2015.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate	1.52%	1.05%-1.39%	0.67%-0.89%
Expected life (in years)	5	5	5
Expected volatility	82.56%	80.78%-80.93%	81.03%-83.77%
Weighted average grant date fair value	$7.23	$7.96	$4.92

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

The following table summarizes the activity during fiscal 2015 for SSARs awarded under the 2011 Plan and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2014	320,236	$9.05
Granted	115,020	14.41
Exercised	(16,078)	7.75
Forfeited	(11,835)	7.46
Cancelled/expired	(13,333)	7.46
Outstanding at March 31, 2015	394,010	$10.76	4.8	$388
Exercisable at March 31, 2015	286,849	$9.63	4.3	$388
Vested and expected to vest at March 31, 2015	375,666	$10.61	4.8	$388

The following table presents additional information related to SSARs activity during fiscal 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Compensation expense	$792	$611	$595
Total intrinsic value of SSARs exercised	$96	$2,131	$373
Total fair value of SSARs vesting	$779	$636	$778

As of March 31, 2015, total unrecognized stock based compensation expense related to non-vested SSARs was $0.6 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years.

A total of 5,463 shares, net of 1,446 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2015. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2015 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2014	139,501	$10.72
Granted	360,321	13.79
Vested	(154,900)	11.68
Forfeited	(22,836)	13.3
Outstanding at March 31, 2015	322,086	$13.49

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During the fiscal 2015, a total of 123,983 shares, net of 31,805 shares were withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Compensation expense	$2,348	$1,486	$989
Total fair value of restricted share vesting	$1,572	$1,579	$1,099

As of March 31, 2015, total unrecognized stock based compensation expense related to non-vested restricted stock was $3.4 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals within a two-year period.

The following table summarizes the activity during fiscal 2015 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2014	17,728	$8.64
Granted	—	—
Vested	(17,728)	$8.64
Outstanding at March 31, 2015	—	$8.64

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target.

The following table presents additional information related to performance share activity during the fiscal 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Compensation expense	$77	$22	$54
Total fair value of performance share vesting	$174	$—	—

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized over the vesting period based upon the closing market price of our common shares on the grant date.

Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of March 31, 2015, there is no remaining unrecognized stock based compensation expense related to non-vested performance shares.
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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2015.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	2,493	—	—	2,493
Liabilities:
Contingent consideration — current	$8	$—	$—	$8
Contingent consideration — non-current	104	—	—	104

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$28,999	$—	$28,999	$—
Corporate-owned life insurance — current	1,989	—	—	1,989
Corporate-owned life insurance — non-current	2,371	—	—	2,371
Liabilities:
Contingent consideration - current	$127	$—	$—	$127
Contingent consideration - non-current	1,612	—	—	1,612

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

The following table presents a summary of changes in the fair value of the corporate-owned life insurance Level 3 asset for the fiscal years ended March 31, 2015 and 2014:

	Level 3 assets and liabilities
(In thousands)	2015	2014
Corporate-owned life insurance:
Balance on April 1	$4,360	$3,673
Realized gains	57	—
Unrealized gain relating to instruments held at reporting date	65	600
Purchases, sales, issuances and settlements, net	(1,989)	87
Balance on March 31	$2,493	$4,360

The inputs used to value our contingent consideration and employee benefit plan obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the contingent consideration Level 3 liability for fiscal years ended March 31, 2015 and 2014:

	Level 3 assets and liabilities
(In thousands)	2015	2014
Contingent consideration:
Balance on April 1	$1,739	$—
Activity, payments and other charges (net)	(9)	1,739
Fair value adjustment	(1,618)	—
Balance on March 31	$112	$1,739

The fair value of the contingent consideration related to the TMC acquisition was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain revenue milestones would be achieved. As of March 31, 2015, due to a decrease in expected revenues associated with the contingent consideration, we recorded a gain of $1.6 million within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

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

	Year ended March 31, 2015
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$23,746	$26,318	$24,742	$28,708	$103,514
Gross profit	14,674	16,669	14,129	14,610	60,081
Asset write-offs and other fair value adjustments	—	—	—	1,836	1,836
Restructuring, severance and other charges	370	448	95	569	1,482
Legal settlements	$149	$54	$—	$—	203
Loss from continuing operations	(2,229)	(1,127)	(2,715)	(5,426)	(11,497)
Net (loss) income	$(2,229)	$(1,127)	$(2,715)	$(5,426)	$(11,497)

Per share data-basic and diluted
Loss from continuing operations	$(0.1)	$(0.05)	$(0.12)	$(0.24)	$(0.51)
Income (loss) from discontinued operations	—	—	—	—	—
Net (loss) income	$(0.1)	$(0.05)	$(0.12)	$(0.24)	$(0.51)

	Year ended March 31, 2014
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$23,700	$24,846	$24,965	$27,750	$101,261
Gross profit	15,637	16,588	15,155	16,660	64,040
Asset write-offs and other fair value adjustments	—	18	309	—	327
Restructuring, severance and other charges	55	562	206	569	1,392

Income (loss) from continuing operations	$789	$(1,310)	$(1,711)	$(663)	$(2,895)
Income (loss) from discontinued operations, net of taxes	527	21,763	(952)	(1,346)	19,992
Net income (loss)	$1,316	$20,453	$(2,663)	$(2,009)	$17,097

Per share data-basic:
Income (loss) from continuing operations	$0.04	$(0.06)	$(0.08)	$(0.03)	$(0.13)
Income (loss) from discontinued operations	0.02	0.98	(0.04)	(0.06)	0.90
Net income (loss)	$0.06	$0.92	$(0.12)	$(0.09)	$0.77

Per share data-diluted:
Income (loss) from continuing operations	$0.04	$(0.06)	$(0.08)	$(0.03)	$(0.13)
Income (loss) from discontinued operations	0.02	0.98	(0.04)	(0.06)	0.90
Net income (loss)	$0.06	$0.92	$(0.12)	$(0.09)	$0.77

18. Subsequent Event

None.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2015, 2014 and 2013

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2015
Deferred tax valuation allowance	$73,014	$3,406	$—	$76,420
Allowance for doubtful accounts	$1,101	$1,219	$(1,432)	$888
2014
Deferred tax valuation allowance	$73,595	$—	$(581)	$73,014
Allowance for doubtful accounts	$720	$453	$(72)	$1,101
2013
Deferred tax valuation allowance	$77,904	$—	$(4,309)	$73,595
Allowance for doubtful accounts	$353	$392	$(25)	$720

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2015.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2015, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2015 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2015 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2015 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2015 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2015 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2015 and 2014

Consolidated Statements of Operations for the years ended March 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014, and 2013

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2015, 2014, and 2013

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on June 5, 2015.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 5, 2015.

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

*10(n)	Form of Executive Employment Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 18-k filed July 23, 2014 (File No. 000-05734).
10(o)
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