Form 10-K/A
period 2015-03-31
AGILYSYS INC
filed 2015-07-30
CIK 78749

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of June 30, 2015 was $208,096,430. As of May 29, 2015, 22,770,057 shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

Agilysys, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
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

Class A Directors
(Term to Expire in 2015)

Max Carnecchia	Age 52	Director since 2013

Chief Executive Officer of BIOVIA-Dassault Systémes, a provider of scientific business intelligence software, since 2014, and prior to its acquisition by Dassault Systémes, President and Chief Executive Officer and a member of the board of directors of Accelrys, Inc. since June 2009. Prior to joining Accelrys, Mr. Carnecchia served as President of Interwoven, Inc., a content management software company, which was acquired by Autonomy Corporation plc in January 2009. Prior to joining Interwoven, Mr. Carnecchia served as Vice President of Global Sales of Xoriant Corporation, a software product development company, from April 2000 to January 2001 and as Vice President of Sales and Services of SmartDB Corporation, a provider of data integration toolkits for systems integrators and IT organizations, from September 1996 to February 2000. Mr. Carnecchia’s more than two decades of high technology experience allows him to bring to the board of directors a broad understanding of the operational and strategic issues facing the Company.

Keith M. Kolerus	Age 69	Director since 1998

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

Peter F. Sinisgalli	Age 59	Director since 2013

Chief Executive Officer and a member of the board of directors of Eze Software Group, a provider of enterprise software for the investment management marketplace, since May 2014. Member of the board of directors of Manhattan Associates, a provider of supply chain management software, since March 2004. Mr. Sinisgalli served as Manhattan Associates’ president and chief executive officer from 2004 to 2012. Before joining Manhattan Associates, Mr. Sinisgalli spent a year at NewRoads, Inc., a privately held third-party fulfillment provider, where he held the position of president and chief executive officer. Prior to that, Mr. Sinisgalli spent six years at CheckFree Corporation, a Nasdaq-listed global leader in outsourced electronic processing services. His last position at CheckFree was president and chief operating officer. Mr. Sinisgalli spent 14 years at The Dun & Bradstreet Corporation where his last position was executive vice president and chief financial officer for Dun & Bradstreet Software.

Class B Directors
(Term to Expire in 2016)

James H. Dennedy	Age 49	Director since 2009

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

Jerry Jones	Age 59	Director since 2012

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

Michael A. Kaufman	Age 43	Director since 2014

Mr. Kaufman is the President of MAK Capital, a financial investment advisory firm based in New York, NY, which he founded in 2002. Mr. Kaufman holds a B.A. degree in Economics from the University of Chicago, where he also received his M.B.A. He also earned a law degree from Yale University. As President of MAK Capital, the Company’s largest shareholder, Mr. Kaufman is uniquely qualified to represent the interests of the Company’s shareholders. Additionally, Mr. Kaufman’s qualifications and experience include capital markets, investment strategy and financial management.

John Mutch	Age 59	Director since 2009

Founder and managing partner of MV Advisors LLC. Mr. Mutch founded MV Advisors in January of 2006 as a strategic block investment firm which provides focused investment and operational guidance to both private and public companies. MV Advisors current portfolio includes companies in the technology, active lifestyle and sports segments valued in excess of $100M. Mr. Mutch's career as an operating executive in the technology includes serving as Chairman and Chief Executive Officer of BeyondTrust software from 2008 to 2013, as a Director and Chief Executive Officer of Peregrine Systems (Nasdaq: PRGS) from 2003 to 2005, and as a Director and Chief Executive Officer on HNC Software (Nasdaq: HNCS) from 1999 to 2002. Previously he spent eight years in a variety of executive sales and marketing positions at Microsoft Corporation. Mr. Mutch current serves on the board of directors of Steel Excel (Nasdaq: SXCL). Mr. Mutch holds a B.S. In Economics from Cornell University and an M.B.A. from the University of Chicago.

EXECUTIVE OFFICERS

The following are biographies for each of our current, non-director executive officers. The biography for Mr. Dennedy, our President and Chief Executive Officer, and a director, is provided above.

Name	Age	Current Position	Previous Positions
Janine K. Seebeck	39	Senior Vice President, Chief Financial Officer and Treasurer since August 2013.
Vice President and Controller November 2011 to August 2013. Vice President of Finance, Asia Pacific, at PGi; from 2008 to April 2011. Vice President, Corporate Controller at Premiere Global Services, Inc. from 2002 to 2008.

Kyle C. Badger	47	Senior Vice President, General Counsel and Secretary since October 2011.
Executive Vice President, General Counsel and Secretary at Richardson Electronics, Ltd. from 2007 to October 2011. Senior Counsel at Ice Miller LLP from 2006 to 2007. Partner at McDermott, Will & Emery LLP from 2003 to 2006.

Rehan Jaddi	43	Senior Vice President, Customer Support & Service Solutions, since December 2014.	Vice President of Product Engineering, from June 2012 to December 2014. Principal Group Program Manager at Microsoft from 2004 to 2012.
Larry Steinberg	47	Senior Vice President and Chief Technology Officer since June 2012.
Principal Development Manager, Microsoft Corporation from August 2009 to May 2012, and Principal Architect from June 2007 to July 2009; Founder and Chief Technology Officer of Engyro Corporation from March 1995 to May 2007.

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

Audit Committee

The board of directors has a standing Audit Committee. The Audit Committee held eight meetings during fiscal year 2015. The Audit Committee reviews with our independent registered public accounting firm the proposed scope of our annual audits and audit results, as well as interim reviews of quarterly reports; reviews the adequacy of internal financial controls; reviews internal audit functions; is directly responsible for the appointment, determination of compensation, retention, and general oversight of our independent registered public accounting firm; reviews related person transactions; oversees the Company’s implementation of its Code of Business Conduct; and reviews any concerns identified by either the internal or external auditors. The board of directors determined that all Audit Committee members are financially literate and independent under NASDAQ listing standards for audit committee members. The board of directors also determined that Messrs. Mutch and Sinisgalli each qualify as an “audit committee financial expert” under SEC rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during fiscal year 2015, with two exceptions: (1) on February 6, 2015, director Jerry Jones purchased 1,000 shares of common stock in a market transaction, but the Form 4 to report such purchase was filed on March 12, 2015, due to an error in the Company’s filing process; (2) the Form 3 filed on December 3, 2014 upon Rehan Jaddi becoming a reporting person under Section 16(a) inadvertently failed to include 6,500 shares of stock then owned by Mr. Jaddi.

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during fiscal year 2015 (Messrs. Cueva, Kaufman, Kolerus, Mutch and Sinisgalli) is or has been an officer or employee of the Company, has had any relationship with the Company required to be disclosed as a related person transactions and none of our executive officers served on the compensation committee (or other committee serving an equivalent function) or board of any company that employed any member of our Compensation Committee or our directors during fiscal year 2015.

DIRECTOR COMPENSATION

During fiscal year 2015, compensation for non-employee directors consisted of the following:

•	$25,000 annual cash retainer for each non-employee director;

•	$35,000 additional cash retainer for the chairman of the board;

•	$25,000 additional cash retainer for the chairman of the Strategic Review Committee;

•	$10,000 additional cash retainer for the chairman of the Audit Committee;

•	$7,500 additional cash retainer for the chairmen of each of the Compensation and Nominating & Corporate Governance Committees;

•
$10,000 additional cash retainer for each member of the Audit, Nominating & Corporate Governance, Compensation Committees and Strategic Review Committees, including each chairman (other than the chairman of the Strategic Review Committee);

•	$1,000 meeting fee for each member of the Strategic Review Committee, including the chairman, for each meeting attended; and

•	An award of restricted shares to each non-employee director valued at $70,000 on the grant date.

We also reimburse our directors for reasonable out-of-pocket expenses in connection with attendance at board of directors and committee meetings.

The fiscal year 2015 equity award for each director consisted of 4,837 restricted shares, based on a $14.47 grant date price, and was granted under the 2011 Stock Incentive Plan. The restricted shares vested on March 31, 2015, and provided for pro-rata vesting upon retirement prior to March 31, 2015. The grant was made in June 2014 to the then current non-employee directors; however, Mr. Kaufman declined the award given the significant ownership in the Company by his firm, MAK Capital.

Our directors are subject to share ownership guidelines that require ownership of either (i) three times the director’s respective annual cash retainer within two years of service and six times the director’s respective annual cash retainer within four years of service; or (ii) 15,000 shares within the first two years following the director’s election to the board of directors and 45,000 shares within four years of election. We pay no additional fees for board of director or committee meeting attendance.

Director Compensation for Fiscal Year 2015

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Max Carnecchia	35,000	69,991	104,991
Jerry Jones	75,000	69,991	144,991
Michael A. Kaufman	65,000	—	65,000
Keith M. Kolerus	87,500	69,991	157,491
John Mutch	80,000	69,991	149,991
Pete Sinisgalli	52,500	69,991	122,491

(1)	Fees are paid quarterly.

(2)
Amounts in this column represent the grant date fair value of the restricted shares computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. As of March 31, 2015, the aggregate number of unexercised stock options held by each non-employee director was as follows: Mr. Kolerus, 15,000.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (the “CD&A”) describes our executive compensation philosophy and programs for our Named Executive Officers during fiscal year 2015. Compensation arrangements with our Named Executive Officers are governed by the Compensation Committee of our board of directors.

Our Named Executive Officers consist of our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), and our three other most highly compensated officers during fiscal year 2015, as listed below:

•	James Dennedy, President and Chief Executive Officer

•	Janine Seebeck, Senior Vice President, Chief Financial Officer and Treasurer

•	Kyle Badger, Senior Vice President, General Counsel and Secretary

•	Rehan Jaddi, Senior Vice President, Customer Support & Service Solutions

•	Larry Steinberg, Senior Vice President, Chief Technology Officer

Messrs. Dennedy, Badger and Steinberg and Ms. Seebeck are continuing Named Executive Officers from fiscal year 2014. Mr. Jaddi became an executive officer upon his appointment to Senior Vice President during fiscal year 2015 in November 2014.

Compensation Highlights

Compensation Focus for Fiscal Year 2015. After considering the results of our 2014 vote on Named Executive Officer compensation, which confirmed the Company’s philosophy and objectives relative to our executive compensation program, the Compensation Committee continued efforts to maintain market median compensation expense and link executive pay to performance by:

•	Establishing minimal base salary increases;

•	Focusing annual incentives on improvements over fiscal year 2014 results; and

•	Increasing long-term incentives to reward increases in shareholder value.

Performance Linked Compensation.  Our Compensation Committee set fiscal year 2015 compensation, including financial targets for performance-based compensation, for our Named Executive Officers to continue to emphasize pay for performance by setting annual cash incentives based on goals focused on improvements over fiscal year 2014 results for revenue and in accordance with the company’s strategic goals for adjusted operating income.

Mr. Dennedy’s targeted pay was approximately 74% performance-based, and between 50% and 66% for each of our other Named Executive Officers’ targeted pay was performance-based, tied directly to annual goals or long-term equity awards, the value of which is tied directly to an increase in share price.

Our operating results for fiscal year 2015 underperformed our plan. Total net revenue increased by 2%, and adjusted operating income decreased $6.4 million year over year to an adjusted operating loss of $2.3 million. As a result, our Named Executive Officers did not earn any annual incentive payouts related to financial targets for fiscal year 2015. Accordingly, Mr. Dennedy’s total cash compensation for fiscal year 2015 decreased by almost 52% compared to fiscal year 2014, and the total cash compensation of our other Named Executive Officers, other than Mr. Jaddi, decreased by between 32% and 37%. Mr. Jaddi received an increase in base salary upon his promotion during the fiscal year and earned a partial annual incentive payout for the fiscal year based on business targets achieved prior to his promotion, which offset limited the decrease in his total cash compensation from fiscal year 2014 to 1.4%.

To further link pay to performance and emphasize long-term shareholder value creation, the Compensation Committee granted long-term equity incentive awards at the beginning of fiscal year 2015 that were higher as a percentage of base salary over the prior year, including an increase of 3% for Mr. Dennedy and increases between 13.8% and 21.4% for the other Named Executive Officers, other than Mr. Jaddi. During the fiscal year, as discussed below, the Compensation Committee made substantial additional grants of long-term equity incentive awards to key employees including the Named Executive Officers to improve retention.

Chief Executive Officer Compensation.   Mr. Dennedy’s compensation package for fiscal year 2015 continued to reflect the Compensation Committee’s ongoing commitment to link pay to performance and to maintain market median compensation costs, as evidence by the following for Mr. Dennedy:

•	A 3% cost of living increase in base salary and annual cash incentive target from the prior year;

•	50% of long-term incentive award, granted as stock-settled appreciation rights, is based entirely on share price improvement, and the balance, granted as restricted stock, is tied to share price;

•	74% of targeted compensation was variable pay, tied either to performance or share price improvement; and

•	No annual incentive payout due to the Company’s failure to achieve financial goals.

Chief Financial Officer Compensation.   Ms. Seebeck’s compensation package for fiscal year 2015 also continued to reflect the Compensation Committee’s ongoing commitment to link pay to performance as evidence by the following for Ms. Seebeck:

•	50% of long-term incentive award, granted as stock-settled appreciation rights, is based entirely on share price improvement, and the balance, granted as restricted stock, is tied to share price;

•	50% of targeted compensation was variable pay, tied either to performance or share price improvement; and

•	No annual incentive payout due to the Company’s failure to achieve financial goals.

Compensation Philosophy, Objectives, and Structure

Our Compensation Committee adopted its pay philosophy, objectives, and structure for Named Executive Officers to achieve financial and business goals and create long-term shareholder value. Our Compensation Committee reaffirmed the pay philosophy, objectives, and structure for fiscal year 2015.

Compensation Philosophy and Objectives.  Our Compensation Committee’s pay philosophy is to pay total compensation at the market median of comparative peer group compensation, with emphasis placed on performance-based compensation, tied directly to annual goals or long-term equity awards, and to link compensation to our business strategy. The Compensation Committee’s objective is to establish an overall compensation package to:

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

Compensation Structure.  Our compensation structure is comprised of:

Base Salary - Base salary provides fixed pay levels aimed to attract and retain executive talent. Variations in salary levels among Named Executive Officers are based on each executive’s roles and responsibilities, experience, functional expertise, relation to peer pay levels, competitive assessments, individual performance, and changes in salaries in the overall general market and for all employees of the Company. Salaries are reviewed annually by our Compensation Committee, and changes in salary are based on these factors and input from our CEO, other than for himself. None of the factors are weighted according to any specific formula. New salaries generally are based on the Compensation Committee’s discretion and judgment but may be based on any of the above-mentioned relevant factors.

Annual Incentives - Annual incentives provide cash variable pay for achievement of the Company’s financial, strategic, and operational goals and individual goals, with target incentives set as a percentage of salary, designed to reward achievement of goals with an annual cash payment. Variations in target incentive amounts among Named Executive Officers are determined by our Compensation Committee and based on market data, length of time in current role or similar role at another company, and recommendations from our CEO, other than for himself.

Long-Term Incentives - Long-term incentives are variable, equity incentives designed to drive improvements in performance that build wealth and create long-term shareholder value by tying the value of earned incentives to the long-term performance of our common shares. Target incentives are set as a percentage of salary. Variations in awards among Named Executive Officers are determined by our Compensation Committee after a review of various factors, including recommendations based on market data, individual ability to influence results, length of time in current role or similar role at another company, and recommendations from our CEO, other than for himself.

Compensation Key Considerations

Annual Goal Setting.  Annual goals for our Named Executive Officers are tied to our financial, strategic, and operational goals and include business specific financial targets relating to our goals. For fiscal year 2015, the Compensation Committee linked all of the Named Executive Officer’s annual incentive goals, other than Mr. Jaddi’s, to the same financial goals for revenue and adjusted operating income. At fiscal year-end, the Compensation Committee evaluates the performance of each Named Executive Officer and determines an appropriate award based on established goals.

Variable Pay at Risk.  Our philosophy drives the provision of greater at-risk pay to our Named Executive Officers, and variable pay at risk comprised approximately 74% of target annual compensation for our CEO and between 50% and 66% for other Named Executive Officers. Our Named Executive Officers have significant opportunities for long-term, equity-based incentive compensation, higher than for annual cash incentive compensation for each Named Executive Officer other than Mr. Jaddi (whose equity-based incentive compensation was the same as his target annual cash incentive compensation for fiscal year 2015), as our philosophy is to tie a significant portion of compensation to the long-term performance of our common shares. As a result, significant emphasis is placed on long-term shareholder value creation, thereby minimizing excessive risk taking by our executives.

Competitive Market Assessments.  The Committee engaged Pearl Meyer & Partners as its compensation consultant during fiscal year 2014 and received from them a competitive market assessment that evaluated compensation levels for the Company’s top four executive positions, including Messrs. Dennedy, Badger and Steinberg and Ms. Seebeck. The assessments compared current compensation levels for these executives to published compensation data for comparable executives at a peer group determined by the Compensation Committee from a group recommended by Pearl Meyer & Partners. The peer group consisted of the following software and technology companies:

Company	Ticker	GICS - Sub Industry	Revenue $ in millions	Market Cap July 2013 $ in millions
SPS Commerce Inc	SPSC	Internet Software & Services	$77	$977
E2open Inc	EOPN	Internet Software & Services	$75	$512
Support.com Inc	SPRT	Internet Software & Services	$72	$254
Sourcefire Inc	FIRE	Systems Software	$223	$2,377
Gigamon Inc	GIMO	Systems Software	$97	$1,054
Cyan Inc	CYNI	Systems Software	$96	$462
Qualys Inc	QLYS	Systems Software	$91	$507
XRS Corp	XRSC	Systems Software	$63	$30
Rally Software Development Corp	RALY	Systems Software	$57	$684
Synchronoss Technologies Inc	SNCR	Application Software	$274	$1,384
QAD Inc	QADA	Application Software	$252	$193
Bottomline Technologies Inc	EPAY	Application Software	$224	$1,100
Actuate Corp	BIRT	Application Software	$139	$352
PROS Holdings Inc	PRO	Application Software	$118	$916
Jive Software Inc	JIVE	Application Software	$114	$894
Ellie Mae Inc	ELLI	Application Software	$102	$620
BSQUARE Corp	BSQR	Application Software	$101	$31
American Software Inc	AMSWA	Application Software	$100	$224
Callidus Software Inc	CALD	Application Software	$95	$251
Model N Inc	MODN	Application Software	$84	$538
inContact Inc	SAAS	Alternative Carriers	$110	$453

		75th Percentile	$118	$916
		Median	$100	$512
		25th Percentile	$84	$254

Agilysys, Inc. (pro forma FY14)	AGYS	Application Software	$106	$257
percentile			55	23

Peer companies were selected based on industry relevance and comparability to the Company’s revenue at the time of selection. As detailed below, Pearl Meyer & Partners’ assessment showed that the compensation in fiscal year 2014 for Mr. Dennedy was generally aligned with the market median and for the three other Named Executive Officers whose compensation was evaluated was slightly lower than the market median. The Compensation Committee considered this assessment in setting Named Executive Officer Compensation in fiscal year 2015.

Tally Sheets.  Our Compensation Committee analyzes tally sheets at the beginning of the fiscal year to review overall compensation and pay mix for each Named Executive Officer. Tally sheets include a three-year look-back of total compensation, including annual cash compensation, long-term incentive awards granted and earned, and benefits and perquisites. Tally sheets also include a cumulative inventory of equity grants by fiscal year, including the value of outstanding equity at the Company’s current stock price and the value received for prior vesting and exercises of equity. The tally sheets bring together, in one place, all elements of Named Executive Officers’ actual compensation and information about wealth accumulation so that our Compensation Committee can analyze the individual elements and mix of compensation and the aggregate total amount of annual and accumulated compensation. Tally sheets are also used by the Compensation Committee to evaluate internal pay equity among the Named Executive Officers and to determine the impact of employment termination or change of control events. In support of the philosophy of rewarding future performance, the Compensation Committee does not consider prior pay outcomes in setting future pay levels. Rather, tally sheets are used by the Compensation Committee to review compensation as compared to expectations, and our Compensation Committee determined that annual compensation set for our Named Executive Officers for fiscal year 2015 was consistent with expectations and with the established compensation philosophy and pay mix guidelines driven by that philosophy.

Fiscal Year 2015 Compensation

Base Salary.  For fiscal year 2015, salary comprised 26% of total target compensation for our CEO and between 35% and 56% for our other Named Executive Officers. The competitive market assessment provided by Pearl Meyers & Partners during fiscal year 2014 indicated that the Company’s fiscal year 2014 total target cash compensation (salary and annual incentive) ranked approximately at the market median, with Mr. Dennedy and Mr. Badger positioned between the 50th and 75th percentile and Ms. Seebeck and Mr. Steinberg positioned between the 25th and 50th percentile. Accordingly, Mr. Dennedy received only a cost of living increase of 3% over his salary in fiscal year 2014, and Mr. Badger did not receive any increase in salary. Ms. Seebeck’s and Mr. Steinberg’s salary were increased by 6.3% and 5.0%, respectively, over their salary in fiscal year 2014 as part of an overall increase to better align their compensation with the market median.

Annual Incentives. For fiscal year 2015, annual goals were set at the beginning of the fiscal year. The discussion below provides details regarding fiscal year 2015 annual incentive performance metrics, levels, and payouts for the Named Executive Officers.

Performance Metrics. The Compensation Committee set financial performance metrics for fiscal year 2015 annual incentives to require target level improvements over fiscal year 2014 results for revenue and consistent with Company’s operating plan for adjusted operating income. The target level for revenue was set at a $7.2 million, or 6.7%, improvement over fiscal 2014 results; and the target level for adjusted operating income was set $2.1 million lower than the $4.1 million fiscal 2014 results, reflecting the amount that the Compensation Committee believed could be reasonably achieved given the Company’s operating plan and the costs associated with the Company’s on-going investment in its next generation products and the Company’s strategy of increasing revenue from its subscription services products. Adjusted operating income is calculated as operating income excluding amortization of intangibles, stock based compensation expense and non-recurring charges. The Company believes adjusted operating income is a profitability measure and a key driver of value, focusing on sales, product mix, margins, and expense management. Adjusted operating income was selected as an annual goal component given the desire to balance sales and margins, as both are manageable by our Named Executive Officers.

Performance percentages for payouts (with proportionate payouts between the target and maximum achievement levels) were based on varying levels of achievement of fiscal year 2015 budgeted results, as set forth below. Additional detail about threshold and maximum incentives are disclosed in the Grants of Plan-Based Awards for Fiscal Year 2015 table.

Component	Threshold		Maximum
	Payout (% of target incentive)	Required Achievement of Performance Measures (%)	Payout (% of target incentive)	Required Achievement of Performance Measures (%)
Revenue	50	98.0	150	102
Adjusted Operating Income	50	35.0	100	100

The Compensation Committee believed that the plan involved moderate difficulty at the threshold level, a high degree of difficulty at the 100% target level, given continuing transformation of the business and competition and pricing pressure in the market, and significant difficulty at the maximum level, requiring significant improvement over fiscal year 2014 results for revenue, in each case relative to future expectations at the time the levels were set. Threshold levels were considered as the achievement necessary to successfully execute a minimum level of the operating plan.

MBO’s. In prior years, the Compensation Committee employed management by objective goals (“MBOs”) in addition to objective performance metrics. The Compensation Committee did not set any MBOs for the Named Executive Officers for fiscal year 2015, instead linking all annual incentives to Company financial goals. The Compensation Committee believed that having only financial goals focused the management team on financial results and better aligned the Named Executive Officers with the interests of shareholders.

Annual Incentive Levels. For all Named Executive Officers, fiscal year 2015 target annual incentives were set as a percentage of salary. Target annual incentives were set at 87% of salary for Mr. Dennedy, 60% of salary for Mr. Steinberg and 50 of salary for the other Named Executive Officers, substantially the same as the prior fiscal year. Annual incentives comprised 23% of total target compensation for Mr. Dennedy, and between 21% and 27% for our other Named Executive Officers.

Fiscal Year 2015 Payouts. As previously discussed, the Company failed to achieve the threshold revenue and adjusted operating income targets for fiscal year 2015, and none of the Named Executive Officers, other than Mr. Jaddi, earned any of their annual incentives. Prior to his promotion during the fiscal year, Mr. Jaddi had MBOs set by Mr. Steinberg, his then supervisor, consisting of individual performance-based goals, with both quantitative and qualitative measures, related to the development of the Company’s rGuest Stay property management system. The attainment of these MBOs resulted in a payout of $37,775 to Mr. Jaddi for fiscal year 2015.

Long-Term Incentives.  As with the annual incentives, the Compensation Committee approved fiscal year 2015 long-term incentive (“LTI”) awards at the beginning of year when the outcome for the fiscal year was substantially uncertain. LTI awards to Named Executive Officers consisted of stock-settled appreciation rights (“SSARs”) and restricted shares, both with three-year vesting schedules, pursuant to the Company's shareholder-approved 2011 Stock Incentive Plan. The Compensation Committee considered various LTI award alternatives. While annual incentives targeted specific performance goals, the focus on LTI awards was to link compensation directly to shareholder gains. SSARs provided the direct link between compensation and shareholder gains in a less dilutive manner than with stock options, and the three-year vesting schedule also enhances retention. Restricted shares also tie compensation to shareholder gains and highly bolster retention over the vesting period.

LTI awards comprised 52% of total target compensation for Mr. Dennedy to directly link a significant portion of his pay, when combined with his annual incentive, to performance and comprised between 25% and 45% for our other Named Executive Officers. In setting LTI awards for the Named Executive Officers other than the CEO, the Compensation Committee received input and recommendations from our CEO regarding each Named Executive Officer's relative ability to influence results. The competitive market assessment provided by Pearl Meyers & Partners indicated that fiscal year 2104 LTI values were below the market median, ranging from 1% lower than the market median for Mr. Dennedy and between 24% and 33% below the market median for Messrs. Badger and Steinberg and Ms. Seebeck. As a result target levels were increased over the prior year for all the Named Executive Officers in order to better align their LTI values with the market median and to further link pay to performance and emphasize long-term shareholder value creation, as described above.

The Compensation Committee set the annual 2015 LTI awards for each Named Executive Officer as follows:

Name	Percent of Salary (%)	Total LTIP Value ($)	SSARs Granted (#)	Restricted Shares Granted (#)
James H. Dennedy	200	824,000	57,063	28,551
Janine K. Seebeck	80	204,000	14,127	7,068
Kyle C. Badger	80	204,000	14,404	7,207
Larry Steinberg	120	341,250	23,632	11,824

All SSARs and restricted shares vest in one-third increments on March 31, 2015, 2016 and 2017. Mr. Jaddi was not an executive officer at the beginning of the fiscal year. Upon his promotion, he received a total LTI award of $11,750, half in SSARs and half in restricted shares to supplement a grant of $72,000 of restricted stock (4,990 shares) made at the beginning of the fiscal year related to his prior role. Other than SSARs granted to Mr. Jaddi, the SSARs were granted at an exercise price of $14.43 (the closing price of the common shares on the grant date), have a seven-year term, and are settled in common shares upon exercise. Mr. Jaddi’s SSARs awarded upon his promotion have an exercise price of $11.86 and are otherwise on the same terms as the SSARs granted to the other Named Executive Officers.

In addition to the grants of annual LTI awards granted to the Named Executive Officers at the beginning of the fiscal year, on July 18, 2014, the Compensation Committee awarded special grants of restricted shares to all of the Named Executive Officers as part of a program to improve retention of key management during the Company's time of transition as follows.

Name	Restricted Shares
James Dennedy	50,000
Larry Steinberg	35,000
Janine Seebeck	30,000
Kyle Badger	25,000
Rehan Jaddi	15,000

Consistent with the retention nature of the grants, 5% of these restricted shares vest on July 31, 2015, 5% on July 31, 2016, and 90% on July 31, 2017.

Additional Compensation - Executive Benefits.  We provide executive benefits to our Named Executive Officers including additional life and long-term disability insurance plans. From time to time, Named Executive Officers also may participate in supplier sponsored events. Executive benefits are further described in the Summary Compensation Table. We believe these benefits enhance the competitiveness of our overall executive compensation package. We have, however, limited executive benefits offered to reduce compensation costs. Additionally, welfare benefits offered to our Named Executive Officers are the same level of benefits offered to all Company employees, except that we pay for the cost of physicals to promote the health and well-being of our executives.

Employment Agreements and Change of Control

The material termination and change of control provisions of various agreements are summarized below for each Named Executive Officer and are covered in more detail in the Termination and Change of Control table and accompanying discussion.

Employment Agreements. In fiscal year 2015, all of the Named Executive Officers entered into employment agreements with the Company with substantially the same terms. All of the employment agreements have terms expiring July 21, 2017. Under the employment agreements, upon termination without cause, we must pay severance equal to one year's salary and target annual incentive and a lump sum amount equal to the executive’s total premium for one year of COBRA continuation coverage under the Company’s health benefit. If the executive's position is changed such that his or her responsibilities are substantially lessened (a “change in position”), the executive may terminate his or her employment if the Company fails to materially cure such condition within 30 days following notice of such condition by the executive, and the termination will be deemed to be a termination without cause and the executive is entitled to his or her severance benefits. None of the Named Executive Officers with employment agreements is entitled to excise tax gross-up payments. In consideration of the severance benefits, each employment agreement contains a 12-month post-termination non-solicitation provision, an indefinite confidentiality provision, and a 12-month post-termination non-compete provision. In the event that any of these Named Executive Officers are terminated without cause or for a change of position in the 24 months following a change of control of the Company, the Named Executive Officer is entitled to severance pay equal to two year’s salary and target annual incentive and a lump sum amount equal to the executive’s total premium for one year of COBRA continuation coverage under the Company’s health benefit.

Our Compensation Committee believes that the terms of these employment agreements enhance our ability to retain our executives and contain severance costs by providing reasonable severance benefits competitive with market practice. Severance costs are contained by limiting pay to one year in the absence of a change of control, limiting personal benefits, not providing accelerated vesting for awards under the agreements, and narrowly defining a voluntary termination that triggers severance benefits. Severance payments in the event of a change of control are subject to a double trigger such that severance benefits are provided only upon a combination of a change of control and a qualified termination. Additionally, the Company benefits greatly from the non-competition, non-disclosure, and non-solicitation clauses contained in the employment agreements.

Accelerated Vesting. None of the employment agreements discussed above provide for accelerated vesting of equity. Under our 2011 Stock Incentive Plan, the only plan for which any of the Named Executive Officers have unvested equity, vesting is accelerated upon the actual occurrence of a change of control for all SSARs and restricted shares (including performance shares). The Compensation Committee believes that during a change of control situation, a stable business environment is in the shareholders’ best interests, and accelerated vesting provisions provide stability. The accelerated vesting provisions are applicable to all employees who receive equity awards, not just executive management.

Additional Compensation Policies

Clawback - Recoupment of Bonuses, Incentives, and Gains. Under the Company’s “clawback” policy, if the board of directors determines that our financial statements are restated due directly or indirectly to fraud, ethical misconduct, intentional misconduct, or a breach of fiduciary duty by one or more executive officers or vice presidents, then the board of directors will have the sole discretion to cancel any stock-based awards granted and to take such action, as permitted by law, as it deems necessary to recover all or a portion of any bonus or incentive compensation paid and recoup any gains realized in respect of equity-based awards, provided recoveries cannot extend back more than three years. Additionally, under Section 304 of the Sarbanes-Oxley Act, if we are required to restate our financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct, our CEO and CFO must reimburse us for any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and any profits realized from the sale of our securities during those 12 months.

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

Impact of Tax and Accounting Considerations.  In general, the Compensation Committee considers the various tax and accounting implications of the pay mechanisms used to provide pay to our Named Executive Officers, including the accounting cost associated with long-term incentive grants, when determining compensation. Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for pay to the chief executive officer and the three other highest compensated executive officers (other than the chief financial officer) in excess of $1 million in any taxable year. Exceptions are made for certain qualified performance-based pay. It is the Compensation Committee’s objective to maximize the effectiveness of our executive pay plans in this regard. The pay instruments used, including salaries, annual incentives, and equity, are tax deductible to the extent that they are performance-based or less than $1 million for such Named Executive Officer in a given year. However, the Compensation Committee retains discretion to pay compensation that is not tax deductible in situations where it believes such compensation is appropriate.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included the Company’s 2015 Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and the Proxy Statement for its 2015 Annual Meeting of Shareholders.

The Compensation Committee of the Board of Directors
Pete Sinisgalli, Chairman
Michael A. Kaufman
Keith M. Kolerus
John Mutch

RELATIONSHIP WITH COMPENSATION COMMITTEE CONSULTANT

During fiscal year 2015, the Compensation Committee retained Pearl Meyer & Partners as compensation consultant for certain executive compensation matters. All fees paid to Pearl Meyer & Partners in fiscal year 2015 were for executive compensation consultation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table and related notes provide information regarding fiscal year 2015 compensation for our Named Executive Officers, including our CEO and CFO and the other three most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal year 2015.

Summary Compensation Table for Fiscal Year 2015

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)(4)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(5)	Total ($)
James H. Dennedy President and Chief Executive Officer	FY15	410,154	—	1,087,491	411,995	—	—	33,919	1,943,559
	FY14	400,000	—	399,998	400,129	447,278	—	32,760	1,680,038
	FY13	415,385	—	379,997	380,309	509,784	—	20,481	1,705,956

Janine K. Seebeck Senior Vice President, Chief Financial Officer and Treasurer	FY15	252,692	—	507,291	101,997	0	0	11,533	873,513
	FY14	218,490	25,000	59,995	60,015	153,352	0	11,505	528,347

Kyle C. Badger Senior Vice President, General Counsel and Secretary	FY15	260,000	—	441,747	103,997	0	0	12,497	818,241
	FY14	258,462	25,000	90,003	90,027	148,066	0	12,091	623,619
	FY13	259,615	—	62,500	62,548	153,921	0	37,796	576,380

Rehan Jaddi Senior Vice President, Customer Support & Service Solutions	FY14	222,154	—	280,538	8,733	37,775	0	8,476	557,676

Larry Steinberg Senior Vice President, Chief Technology Officer	FY15	260,577	—	643,470	170,623	0	0	14,250	1,088,920
	FY14	246,154	—	149,996	105,052	169,345	0	10,969	726,468
	FY13	205,962	39,550	574,750	95,660	148,972	0	7,646	1,072,540

(1)	For Mr. Steinberg, 2013 salary is from start date through March 31, 2013.

(2)	For Ms. Seebeck and Mr. Badger, amount consists of discretionary bonus related to the RSG transaction. For Mr. Steinberg, amount consists of hiring bonus.

(3)
Stock Awards include grants of restricted shares and performance shares. Option Awards include SSAR grants. Amounts disclosed do not represent the economic value received by the Named Executive Officers. The value, if any, recognized upon the exercise of a SSAR will depend upon the market price of the shares on the date the SSAR is exercised. The value, if any, recognized for restricted and performance shares will depend upon the market price of the shares upon vesting. In accordance with SEC rules, the values for restricted and performance shares and SSARs are equal to the aggregate grant date fair value for each award computed in accordance with FASB ASC Topic 718. The values for restricted and performance shares are based on the closing price on the grant date. The values for SSARs are based on the Black-Scholes option pricing model. A discussion of the assumptions used in determining these valuations is set forth in Note 14 of the Notes to Consolidated Financial Statements of the Company’s 2015 Annual Report. For Stock Awards, the amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive's annual long-term equity grant, and for 2015 includes grants of restricted shares to improve retention of key management, including the Named Executive Officers, and for Mr. Steinberg in 2013 includes grants of restricted shares as a long-term inducement award upon his hire.

(4)
Amounts represent annual incentive payments received for 2015, 2014 and 2013 based on pre-set incentive goals established at the beginning of each fiscal year and tied to the Company’s financial, strategic, and operational goals.

(5)	All other compensation includes the following compensation, calculated based on the aggregate incremental cost to the Company of the benefits noted:

All Other Compensation for Fiscal Year 2015

Name	401(k) Company Match ($)	Executive Life Insurance ($)	Relocation ($)(a)	Severance ($)	Gross-ups ($)	All Other ($)(b)	Total ($)
J. Dennedy	12,647	1,893	17,446	—	—	1,933	33,919
J. Seebeck	10,706	432	—	—	—	393	11,531
K. Badger	10,595	1,055	—	—	—	847	12,497
R. Jaddi	7,439	546	—	—	—	491	8,476
L. Steinberg	12,250	1,118	—	—	—	882	14,250

(a)	Mr. Dennedy is reimbursed for temporary housing near the Company’s corporate offices.
(b) Consists of executive long-term disability coverage.

Grants of Plan-Based Awards

The following table and related notes summarize grants of equity and non-equity incentive compensation awards to our Named Executive Officers for fiscal year 2015. All equity awards were made under the Company’s 2011 Stock Incentive Plan.

Grants of Plan-Based Awards for Fiscal Year 2015

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards ($)			All Other Stock Awards Number of Shares of Stock (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James H. Dennedy	7/18/14	180,000	360,000	468,000				50,000			13.51
	6/3/14										14.43
	6/3/14							28,551
	6/3/14								57,063	14.43	7.22

Janine K. Seebeck	7/18/14	63,750	127,500	165,750				30,000			13.51
	6/3/14										14.43
	6/3/14							7,068
	6/3/14								14,127	14.43	7.22

Kyle C. Badger	7/18/14	65,000	130,000	169,000				25,000			13.51
	6/3/14										14.43
	6/3/14							7,207
	6/3/14								14,404	14.43	7.22

Rehan Jaddi	7/18/14	18,888	75,550	86,882							11.86
	6/3/14							496	1,120	11.86	5.25
	6/3/14							15,000			13.51
	6/3/14							4,990			14.43

Larry Steinberg	7/18/14	78,750	157,500	204,750				35,000			13.51
	6/3/14										14.43
	6/3/14							11,824
	6/3/14								23,632	14.43	7.22

(1)
Amounts shown in the columns under Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent fiscal year 2015 annual threshold, target, and maximum cash-based annual incentives granted under the annual incentive plan. Total threshold, target, and maximum payouts were conditioned on achievement of weighted goals based on revenue and adjusted operating income and achievement of individual MBOs as applicable for each Named Executive Officer. Fiscal year 2015 payouts for each Named Executive Officer pursuant to these awards are shown in the Summary Compensation Table above in the column titled Non-Equity Incentive Plan Compensation. Further explanation of potential and actual payouts by component is set forth in the Compensation Discussion and Analysis - Annual Incentives.

(2)
The share amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive's annual long-term equity grant and a special grant restricted shares to improve retention of key management, including the Named Executive Officers, and for Mr. Steinberg includes grants of restricted shares as a long-term inducement award upon his hire.

(3)
The share amounts represent SSARs granted at the fair market value of the shares on the grant date as fiscal year 2015 long-term incentive awards. The SSARs are exercisable in thirds beginning on March 31, 2015. All SSARs have a seven-year term.

(4)
The dollar amount shown for each equity grant represents the grant date fair value of the SSARs and restricted shares, calculated in accordance with FASB ASC Topic 718. The actual value, if any, recognized upon the exercise of a SSAR or vesting of restricted shares will depend upon the market price of the shares on the date the SSAR is exercised or restricted shares vest.

Outstanding Equity Awards

The following table and related notes summarize the outstanding equity awards held by the Named Executive Officers as of March 31, 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

Name (1)	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Date Expiration	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
		Exercisable	Unexercisable (2)
James H. Dennedy	6/12/2012	78,305		7.46	6/12/2019
	6/4/2013	33,458	16,730 (a)	12.38	6/4/2020	10,770 (a)	105,977
	6/3/2014	19,021	38,042 (a)	14.43	6/3/2021	19,034 (a)	187,295
	7/18/2014					50,000 (a)	492,000

Janine K. Seebeck	11/7/2011	5,152		8.31	11/7/2018
	6/12/2012	5,721		7.49	6/12/2019
	6/4/2013	3,346	1,673 (b)	12.38	6/4/2020	1,077 (b)	10,598
	8/7/2013	1,810	905 (b)	11.4	8/7/2020	585 (b)	5,756
	6/3/2014	4,709	9,418 (b)	14.43	6/3/2021	4,712 (b)	46,366
	7/18/2014					30,000 (b)	295,200

Kyle C. Badger	10/31/2011	11,194		8.49	10/31/2018
	6/12/2012	12,886		7.46	6/12/2019
	6/4/2013	7,528	3,764 (c)	12.38	6/4/2020	2,424 (c)	23,852
	6/3/2014	4,801	9,603 (c)	14.43	6/3/2021	4,805 (c)	47,281
	7/18/2014					25,000 (c)	246,000

Rehan Jaddi	6/1/2012	8,187		7.25	6/1/2019
	6/4/2013					1,791 (d)	17,623
	6/3/2014					3,327 (d)	32,738
	7/18/2014					15,000 (d)	147,600
	12/1/2014	373	747 (d)	11.86	12/1/2021	331 (d)	3,257

Larry Steinberg	5/9/2012	17,513		8.64	5/9/2019	887 (e)	8,728
	6/4/2013	12,547	6,274 (e)	12.38	6/4/2020	4,039 (e)	39,744
	6/3/2014	7,877	15,755 (e)	14.43	6/3/2021	7,883 (e)	77,569
	7/18/2014					35,000 (e)	344,400

(1)	As of March 31, 2015, the vesting schedule for the time-vested SSARs was as follows:
(a)35,751on March 31, 2016 and 19,021 on March 31, 2017
(b)7,287 on March 31, 2016 and 4,709 on March 31, 2017
(c)8,565 on March 31, 2016 and 4,802 on March 31, 2017
(d)373 on March 31, 2016 and 374 on March 31, 2017
(e)14,151 on March 31, 2016 and 7,878 on March 31, 2017

(2)	As of March 31, 2015, the vesting schedule for the time-vested stock awards was as follows:
(a)2500 on July 31, 2015; 20,287 on March 31, 2016; 2500 on July 31, 2016; 9,517 on March 31, 2017; and 45,000 on July 31, 2017
(b)1500 on July 31, 2015; 4,018 on March 31, 2016; 1500 on July 31, 2016; 2,356 on March 31, 2017; and 27,000 on July 31, 2017
(c)1250 on July 31, 2015; 4,826 on March 31, 2016; 1250 on July 31, 2016; 2,403 on March 31, 2017 and 22,500 on July 31, 2017
(d)750 on July 31, 2015; 3,619 on March 31, 2016; 750 on July 31, 2016; 1,830 on March 31, 2017; and 13,500 on July 31, 2017
(e)887 on May 9, 2015; 1750 on July 31, 2015; 7,980 on March 31, 2016; 1750 on July 31, 2016; 3,942 on March 31, 2017; and 31,500 on July 31, 2017

(1)	Calculated based on the closing price of the shares on March 31, 2015 of $9.84 per share.

Option Exercises and Stock Vested

The following table and related notes summarize the exercise of stock options and/or SSARs and the vesting of other stock awards by the Named Executive Officers during fiscal year 2015.

Option Exercises and Stock Vested for Fiscal Year 2015

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
James H. Dennedy	—	—	37,267	366,707
Janine K. Seebeck	—	—	5,258	51,739
Kyle C. Badger	—	—	7,618	74,961
Rehan Jaddi	—	—	7,010	68,978
Larry Steinberg	—	—	52,904	568,569

(1)
Includes partial vesting of time-vested restricted shares granted in 2013 and 2014 and, for Mr. Steinberg, vesting of 17,728 upon the successful development of our next generation property management system, rGuest Stay.

(2)	The value realized on vesting of stock awards is determined by multiplying the number of shares underlying the stock awards by the closing price of the shares on the vesting date of the awards.

Termination and Change of Control

The following table and discussion summarize certain information related to the total potential payments which would have been made to the Named Executive Officers in the event of termination of their employment with the Company, including in the event of a change of control, effective March 31, 2015, the last business day of fiscal year 2015.

Employment Agreements. The Named Executive Officers are each a party to an employment agreement with the Company. Under the employment agreements, if we terminate any of the Named Executive Officers’ employment without cause, he or she will receive severance equal to one year's salary and target annual incentive, and a lump sum amount equal to the executive’s total premium for one year of COBRA continuation coverage under the Company’s health benefit. If the Company changes the Named Executive Officer’s position such that his or her compensation or responsibilities are substantially lessened, and the Company fails to cure such situation within 30 days after notice, he or she may terminate his or her employment and will receive his or her severance benefits. In the event that any of the Named Executive Officers are terminated without cause or for a change of position in the 24 months following a change of control of the Company, the Named Executive Officer is entitled to severance pay equal to two year’s salary and target annual incentive and a lump sum amount equal to the executive’s total premium for one year of COBRA continuation coverage under the Company’s health benefit. Following a termination of employment for any reason the executive is prohibited for a one-year period following termination from being employed by, owning, operating, controlling, or being connected with any business that competes with the Company. Each executive's agreement also contains an indefinite non-disclosure provision for the protection of the Company's confidential information and one-year non-solicitation and non-compete provisions.

Termination and Change of Control

Voluntary Termination or Termination for Cause ($)(1)	James Dennedy	Janine Seebeck	Kyle Badger	Rehan Jaddi	Larry Steinberg
Base and Incentive	—	—	—
Accelerated Vesting	—	—	—
Termination without Cause or by Employee for Change in Position ($)(1)
Base & Incentive	762,000	382,500	385,000	310,550	420,000
Health Insurance (2)	13,436	0	13,215	13,436	13,436
Accelerated Vesting	—	—	—	—	—
	_______	_______	_______	_______	_______
Total	775,436	382,500	398,215	323,986	433,479
Change of Control ($)(3)
Base Salary and Incentive	1,524,000	765,000	770000	621,100	840,000
Health Insurance	13436	—	13215	13436	13436
Accelerated Vesting/SSARs (3)	—	—	0	—	—
Accelerated Vesting/Stock (3)	785,271	357,920	317,133	201,218	470,441
	_______	_______	_______	_______	_______
Total	2,322,707	1,122,920	1,100,348	835,754	1,323,877
Death or Disability ($)(4)
Accelerated Vesting/SSARs (3)	—	—	0	—	—
Accelerated Vesting/Stock (3)	785,271	357,920	317,133	201,218	470,441
	_______	_______	_______	_______	_______
Total	785,271	357,920	317,133	201,218	470,441

(1)
For the Named Executive Officers, “cause” is defined as (i) breach of employment agreement or any other duty to the Company, (ii) dishonesty, fraud, or failure to abide by the published ethical standards, conflicts of interest, or material breach of Company policy, (iii) conviction of a felony crime or crime involving misappropriation of money or other Company property, (iv) misconduct, malfeasance, or insubordination, or (v) gross failure to perform (not including failure to achieve quantitative targets). A “change in position” is the substantial lessening of compensation or responsibilities. After a change in position, the executive has 30 days to notify the Company of his or her termination of employment, and the Company has 30 days to cure. A “voluntary termination” includes death, disability, or legal incompetence.

(2)
Health Insurance consists of health care and dental care benefits. The amount reflects 12 months of benefits for the Named Executive Officers that participate in the Company's plans. These benefits have been calculated based on actual cost to us for fiscal year 2015.

(3)
Severance payments in the event of a change of control are subject to a double trigger such that severance benefits are provided only upon a combination of a change of control and a qualified termination. SSARs and restricted shares vest upon a change of control. For SSARs (except as qualified below) the value of accelerated vesting is calculated using the closing price of $9.84 per share on March 31, 2015 less the exercise price per share for the total number of SSARs accelerated. The exercise price for all unvested SSARs held by the Named Executive Officers is greater than $9.84, thus no potential payments are indicated since there would be no proceeds upon the exercise of “underwater” SSARs. The value of restricted shares upon vesting reflects that same $9.84 closing price. Values represent potential vesting under a hypothetical change of control situation on March 31, 2015.

(4)	All SSARs and restricted shares vest upon death or disability.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

BENEFICIAL OWNERSHIP OF COMMON SHARES

The following table shows the number of common shares beneficially owned as of July 15, 2015 by (i) each current director; (ii) our Named Executive Officers; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to beneficially own more than 5% of our common shares.

Name	Common Shares	Shares Subject to Exercisable Options	Restricted Shares (1)	Total Shares Beneficially Owned (1)	Percent of Class (2)
Directors
Max Carnecchia	9,270	—	7675.0	16,945	*
Jerry Jones	20,543	—	7,675	28,218	*
Michael A. Kaufman (3)	7,056,934	0	0	7,056,934	30.8
Keith M. Kolerus	133,820	15,000	7,675	156,495	*
John Mutch	36,117	0	7,675	28,218	*
Peter F. Sinisgalli	47,893	0	7,675	55,568	*
Named Executive Officers
Kyle C. Badger	34,545	25,215	44,345	104,105	*
James H. Dennedy	172,857	130,829	124,979	428,665	1.9
Rehan Jaddi	26,485	8,560	26,890	61,935	*
Janine Seebeck	16,524	15,586	49,375	81,485	*
Larry Steinberg	91,019	37,937	68,676	197,632	*
All directors and executive officers	7,559,223	233,127	352,640	8,231,774	35.6
Other Beneficial Owners
MAK Capital One, LLC et al 590 Madison Avenue, 9th Floor New York, New York 10022	7,056,934 (4)		30.9
Discovery Group I, LLC 191 North Wacker Drive, Suite 1685 Chicago, Illinois 60606	2,231,855 (5)		9.7
RGM Capital, LLC 9010 Strada Stell Court, Suite 105 Naples, FL 34109	2,034,215 (6)		8.8
Dimensional Fund Advisors LP 6300 Bee Cave Road Building ne Austin, Texas, 78746	1,919,236 (7)		8.4
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	1,458,591 (8)		6.4

(1)

(1)
Beneficial ownership of the shares comprises both sole voting and dispositive power, or voting and dispositive power that is shared with a spouse, except for restricted shares for which individual has sole voting power but no dispositive power until such shares vest.

(2)	* indicates beneficial ownership of less than 1% on July 15, 2015.

(3)
Comprised entirely of shares beneficially owned by MAK Capital One  L.L.C. Mr. Kaufman is the managing member of MAK Capital One L.L.C. and shares voting and dispositive power with respect to all of the shares.

(4)
As reported on a Schedule 13D/A dated May 12, 2015. MAK Capital One LLC has shared voting and dispositive power with respect to all of the shares. MAK Capital One LLC serves as the investment manager of MAK Capital Fund LP (“MAK Fund”) and MAK-ro Capital Master Fund LP (“MAK-ro Fund”). MAK GP LLC is the general partner of MAK Fund and MAK-ro Fund. Michael A. Kaufman, managing member and controlling person of MAK GP LLC and MAK Capital One L.L.C., has shared voting and dispositive power with respect to all of the shares. MAK Fund  has shared voting and dispositive power with respect to 3,424,973 shares. MAK-ro Fund has shared voting and dispositive power with respect to 1,859,675 shares. Paloma International L.P. (“Paloma”), through its subsidiary Sunrise Partners Limited Partnership, and S. Donald Sussman, controlling person of Paloma, have shared voting and dispositive power with respect to 1,772,286 shares. The principal business address of MAK Capital One LLC, MAK GP LLC and Mr. Kaufman is 590 Madison Avenue, 9th Floor, New York, New York 10022. The principal address of MAK Fund is c/o Dundee Leeds Management Services Ltd., 129 Front Street, Hamilton, HM 12, Bermuda. The principal business address of MAK-ro Fund is c/o Dundee Leeds Management Services Ltd., Waterfront Centre, 2nd Floor, 28 N. Church Street, P.O. Box 2506, Grand Cayman KY1-1104, Cayman Islands. The principal address of Paloma and Sunrise Partners Limited Partnership is Two America Lane, Greenwich, Connecticut 06836-2571. The principal business address for Mr. Sussman is 217 Commercial Street, Portland, Maine 04101.
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

(5)
As reported on a Schedule 13D/A dated May 6, 2015. Discovery Group has shared voting and dispositive power with respect to all the shares. Discovery Equity Partners, L.P. and Daniel J. Donoghue and Michael R. Murphy, managing members of Discovery Group, share voting and dispositive power with respect to all the shares. The business address of each of Discovery Equity Partners and Messrs. Donoghue and Murphy is 191 North Wacker Drive, Suite 1685, Chicago, Illinois 60606.

(6)
As reported on a Schedule 13G/A dated February 12, 2015. RGM Capital, LLC has shared voting and dispositive power with respect to all of the shares. Robert G. Moses is the managing member of RGM Capital, LLC, and shares voting and dispositive power with respect to all of the shares.

(7)
As reported on a Schedule 13G/A dated February 5, 2015. Dimensional Fund Advisors LP has sole voting power with respect to 1,868,670 shares and sole dispositive power with respect to all of the shares.

(8)	As reported on a Schedule 13G/A dated January 12, 2015. BlackRock, Inc. has sole voting power with respect to 1,430,798 shares and sole dispositive power with respect to all of the shares.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of March 31, 2015.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (2000 Stock Option Plan for Outside Directors and 2000, 2006, and 2011 Stock Incentive Plans)	976,510	$13.54	1,616,270
Equity compensation plans not approved by shareholders	—	—	—
Total

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

All related person transactions with the Company require the prior approval or ratification by our Audit Committee. The board of directors adopted Related Person Transaction Procedures to formalize the procedures by which our Audit Committee reviews and approves or ratifies related person transactions. The procedures set forth the scope of transactions covered, the process for reporting such transactions, and the review process. Covered transactions include any transaction, arrangement, or relationship with the Company in which any director, executive officer, or other related person has a direct or indirect material interest, except for business travel and expense payments, share ownership, and executive compensation approved by the board of directors. Transactions are reportable to the Company’s General Counsel, who will oversee the initial review of the reported transaction and notify the Audit Committee of transactions within the scope of the procedures, and the Audit Committee will determine whether to approve or ratify the transaction. Through our Nominating and Corporate Governance Committee, we make a formal yearly inquiry of all of our executive officers and directors for purposes of disclosure of related person transactions, and any such newly revealed related person transactions are conveyed to the Audit Committee. All officers and directors are charged with updating this information with our internal legal counsel.

DIRECTOR INDEPENDENCE

NASDAQ listing standards provide that at least a majority of the members of the board of directors must be independent, meaning free of any material relationship with the Company, other than his relationship as a director. The Guidelines state that the board of directors should consist of a substantial majority of independent directors. A director is not independent if he fails to satisfy the standards for director independence under NASDAQ listing standards, the rules of the SEC, and any other applicable laws, rules, and regulations. During the board of directors’ annual review of director independence, the board of directors considers transactions, relationships, and arrangements, if any, between each director or a director’s immediate family members and the Company or its management. In June 2015, the board of directors performed its annual director independence review and as a result of such review determined that each of Max Carnecchia, Jerry Jones, Michael A. Kaufman, Keith M. Kolerus, John Mutch, and Peter Sinisgalli qualify as independent directors. Mr. Dennedy is not independent because of his service as President and CEO of the Company.

Item 14. Principal Accountant Fees and Services.

The Audit Committee reviewed the fees of PricewaterhouseCoopers LLP (“PwC”), our Independent Accountant for fiscal years 2015 and 2014. Fees for services rendered by PwC for fiscal years 2015 and 2014 were:

Fiscal Year	Audit Fees ($)	Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)
2015	676,798	—	—	2700
2014	528,180	—	41,000	60,000

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

The Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) to ensure compliance with SEC and other rules and regulations relating to auditor independence, with the goal of safeguarding the continued independence of our Independent Accountant. The Policy sets forth the procedures and conditions pursuant to which audit, review, and attest services and non-audit services to be provided to the Company by the our Independent Accountant may be pre-approved. The Audit Committee is required to pre-approve the audit and non-audit services performed by our Independent Accountant to assure that the provision of such services does not impair independence. Unless a type of service to be provided has received pre-approval as set forth in the Policy, it will require separate pre-approval by the Audit Committee before commencement of the engagement. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require separate pre-approval by the Audit Committee. All audit, non-audit, and tax services were pre-approved by the Audit Committee during fiscal years 2015 and 2014.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of March 31, 2015 and 2014*

Consolidated Statements of Operations for the years ended March 31, 2015, 2014, and 2013*

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2015, 2014, and 2013*

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014, and 2013*

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2015, 2014, and 2013*

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

* Previously filed with the Annual Report on Form 10-K filed with the SEC on June 5, 2015, which is being amended hereby.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on July 29, 2015.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 29, 2015.

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

*	Denotes a management contract or compensatory plan or arrangement.
**	Previously filed with the Annual Report on Form 10-K filed with the SEC on June 5, 2015, which is being amended hereby.
***	Filed herewith