Form 10-Q
period 2015-06-30
AGILYSYS INC
filed 2015-08-06
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of Common Shares of the registrant outstanding as of August 3, 2015 was 22,922,439.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,034	$75,067
Accounts receivable, net of allowance for doubtful accounts of $934 and $888, respectively	19,242	25,481
Inventories	523	641
Prepaid expenses	3,661	3,820
Other current assets	8	8
Total current assets	89,468	105,017
Property and equipment, net	12,267	11,929
Goodwill	19,622	19,622
Intangible assets, net	8,964	9,006
Software development costs, net	36,138	31,818
Other non-current assets	4,181	4,133
Total assets	$170,640	$181,525
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,053	$16,586
Deferred revenue	22,501	23,881
Accrued liabilities	7,843	10,001
Capital lease obligations, current	141	142
Total current liabilities	39,538	50,610
Deferred income taxes, non-current	3,093	3,053
Capital lease obligations, non-current	39	47
Other non-current liabilities	3,577	3,627
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,924,212 and 22,789,355 shares outstanding at June 30, 2015 and March 31, 2015, respectively	9,482	9,482
Treasury shares, 8,682,619 and 8,817,477 at June 30, 2015 and March 31, 2015, respectively	(2,605)	(2,646)
Capital in excess of stated value	(10,316)	(10,675)
Retained earnings	127,993	128,178
Accumulated other comprehensive loss	(161)	(151)
Total shareholders' equity	124,393	124,188
Total liabilities and shareholders' equity	$170,640	$181,525

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except share data)	2015	2014
Net revenue:
Products	$8,811	$6,052
Support, maintenance and subscription services	14,899	13,819
Professional services	3,781	3,875
Total net revenue	27,491	23,746
Cost of goods sold:
Products	4,922	3,499
Support, maintenance and subscription services	3,495	3,130
Professional services	2,675	2,443
Total cost of goods sold	11,092	9,072
Gross profit	16,399	14,674
	59.7%	61.8%
Operating expenses:
Product development	6,268	5,865
Sales and marketing	4,461	3,885
General and administrative	5,177	5,117
Depreciation of fixed assets	518	614
Amortization of intangibles	298	1,783
Restructuring, severance and other charges	(46)	370
Legal settlements	—	149
Operating loss	(277)	(3,109)
Other (income) expense:
Interest income	(44)	(53)
Interest expense	8	13
Other income, net	(32)	(45)
Loss before income taxes	(209)	(3,024)
Income tax benefit	(24)	(795)
Net loss	$(185)	$(2,229)

Weighted average shares outstanding - basic	22,220	22,324
Net loss per share – basic:
Net loss per share	$(0.01)	$(0.10)

Weighted average shares outstanding - diluted	22,220	22,324
Net loss per share – diluted:
Net loss per share	$(0.01)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2015	2014
Net loss	$(185)	$(2,229)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(10)	(3)
Unrealized loss on sale of securities	—	(4)
Total comprehensive loss	$(195)	$(2,236)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2015	2014
Operating activities
Net loss	$(185)	$(2,229)

Adjustments to reconcile loss from operations to net cash used in operating activities
Restructuring, severance and other charges	(46)	370
Payments for restructuring, severance and other charges	(262)	(717)
Legal settlements	—	149
Payments for legal settlements	—	(1,645)
Depreciation	518	614
Amortization	553	2,072
Deferred income taxes	40	—
Share-based compensation	404	365
Changes in operating assets and liabilities:
Accounts receivable	6,245	1,316
Inventories	121	(423)
Prepaid expense	160	392
Accounts payable	(6,543)	(1,956)
Deferred revenue	(1,395)	(805)
Accrued liabilities	(1,397)	(4,616)
Income taxes payable	7	(929)
Other changes, net	(85)	(145)
Net cash used in operating activities	(1,865)	(8,187)
Investing activities
Proceeds from sale of business units	—	282
Investments in marketable securities	—	(10,240)
Capital expenditures	(1,212)	(1,231)
Capitalized software development costs	(5,572)	(3,953)
Additional (investments in) proceeds from corporate-owned life insurance policies	(21)	1,985
Net cash used in investing activities	(6,805)	(13,157)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(412)	(373)
Principal payments under long-term obligations	(10)	(13)
Net cash used in financing activities	(422)	(386)
Effect of exchange rate changes on cash	59	26
Net decrease in cash and cash equivalents	(9,033)	(21,704)
Cash and cash equivalents at beginning of period	$75,067	$99,566
Cash and cash equivalents at end of period	$66,034	$77,862

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2016 refers to the fiscal year ending March 31, 2016.

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

The Condensed Consolidated Balance Sheet as of June 30, 2015, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for three months ended June 30, 2015 and 2014, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on June 5, 2015.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2015, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies and estimates from those disclosed therein.

Adopted and Recently Issued Accounting Pronouncements

In June 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.

2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but not required; and at this time we are not early adopting. As the objectives of this standard are to clarify the codification; correct unintended application of guidance; eliminate inconsistencies; and, to improve the codification’s presentation of guidance, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In July 2015, the FASB amended the effective date and early adoption is permitted only for fiscal years beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014, Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
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

Fiscal 2015 Restructuring Activity

Q2 - In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the Q2 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of June 30, 2015, there was no further liability for the Q2 fiscal 2015 restructuring activity.

Q4 - In the fourth quarter of fiscal 2015, we announced additional restructuring actions designed to continue the effort to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.4 million in restructuring charges related to the Q4 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of June 30, 2015, we had a remaining liability of approximately $0.1 million that is expected to be paid during fiscal 2016.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision /		June 30,
(In thousands)	2015	Adjustments	Payments	2015
Fiscal 2015 Restructuring Plan:
Severance and other employment costs	$450	$(46)	$(262)	$142

Total restructuring costs	$450	$(46)	$(262)	$142

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30, 2015			March 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,307)	353	10,660	(10,277)	383
Trade names	230	(19)	211	230	(7)	223
Patented technology	80	(80)	—	80	(80)	—
	24,445	(23,881)	564	24,445	(23,839)	606
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,845	$(23,881)	$8,964	$32,845	$(23,839)	$9,006

Software development costs	$6,359	$(1,669)	$4,690	$6,359	$(1,443)	$4,916
Project expenditures not yet in use	32,839	—	32,839	28,293	—	28,293
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$37,807	$(1,669)	$36,138	$33,261	$(1,443)	$31,818

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2016	$800
2017	1,067
2018	1,067
2019	844
2020	85
2021	—
Total	$3,863

Amortization expense relating to intangible assets was $12,000 and $0.3 million for the three months ended June 30, 2015 and 2014. Amortization expense relating to developed technology software intangible assets to be sold, leased, or otherwise marketed was $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014. Amortization expense for acquired and internally developed intangibles that are related to products to be sold, leased, or otherwise marketed is included in Products cost of goods sold. Amortization expense for acquired and internally developed intangibles that are related to internal use assets is included in operating expenses as amortization of intangibles.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $4.5 million and $3.9 million during the three months ended June 30, 2015 and 2014.

6. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2015	March 31, 2015
Accrued liabilities:
Salaries, wages, and related benefits	$5,312	$6,768
Other taxes payable	785	952
Accrued legal settlements	70	70
Restructuring liabilities	142	450
Severance liabilities	16	199
Professional fees	498	504
Deferred rent	286	279
Contingent consideration	8	8
Other	726	771
Total	$7,843	$10,001
Other non-current liabilities:
Uncertain tax positions	$1,499	$1,499
Deferred rent	1,611	1,666
Contingent consideration	100	104
Other	367	358
Total	$3,577	$3,627

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $19.2 million and $25.5 million as of June 30, 2015 and March 31, 2015, respectively. The related allowance for doubtful accounts was $0.9 million and $0.9 million as of June 30, 2015 and March 31, 2015, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivables owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims.  The total amount owed as of March 31, 2015 represents approximately 13% of our outstanding accounts receivable as of March 31, 2015. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. As of June 30, 2015, approximately $0.5 million of pre-petition claims remain outstanding. Caesars Entertainment properties have continued to operate in the ordinary course following the bankruptcy filing, and we have continued to do business with Caesars in the ordinary course. Our business with Caesars is subject to a number of risks, including our ability to collect outstanding accounts receivable, as well as the risks that Caesars’ bankruptcy restructuring may not be successful, or that Caesars ceases normal operations or seeks to renegotiate its existing obligations through bankruptcy protection or otherwise.

7. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months ended June 30, 2015 and 2014:

	Three months ended
	June 30,
(Dollars in thousands)	2015	2014
Income tax benefit	$(24)	$(795)
Effective tax rate	7.1%	26.3%

For the three months ended June 30, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, the refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

8. Commitments and Contingencies

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

9. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended
	June 30,
(In thousands, except per share data)	2015	2014
Numerator:
Net loss	$(185)	$(2,229)

Denominator:
Weighted average shares outstanding - basic	22,220	22,324
Weighted average shares outstanding - diluted	22,220	22,324

Net loss per share – basic:
Net loss per share	$(0.01)	$(0.10)

Net loss per share – diluted:
Net loss per share	$(0.01)	$(0.10)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,368	1,163

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 454,444 and 282,789 of restricted shares at June 30, 2015 and 2014, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted (loss) earnings per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs) and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months ended June 30, 2015 and 2014, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

10. Share-based Compensation

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended
	June 30,
(In thousands)	2015	2014
Product development	$156	$167
Sales and marketing	(43)	20
General and administrative	291	178
Total share-based compensation expense	404	365

Stock Options

The following table summarizes the activity during the three months ended June 30, 2015 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2015	582,500	$15.41
Granted	—	—
Exercised	—	—
Cancelled/expired	(37,500)	13.57
Outstanding and exercisable at June 30, 2015	545,000	$15.54	0.9	$—

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the three months ended June 30, 2015 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2015	394,010	$10.76
Granted	228,677	9.12
Exercised	(17,030)	7.44
Forfeited	(3,116)	14.43
Expired	—	—
Outstanding at June 30, 2015	602,541	$10.22	5.6	$253
Exercisable at June 30, 2015	269,819	$9.76	4.4	$239

As of June 30, 2015, total unrecognized stock based compensation expense related to non-vested SSARs was $1.8 million, which is expected to be recognized over a weighted-average vesting period of 2.41 years.

A total of 2,499 shares, net of 892 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the three months ended June 30, 2015. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2015 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2015	322,086	$13.49
Granted	151,653	9.12
Vested	—	—
Forfeited	(19,295)	13.60
Outstanding at June 30, 2015	454,444	$12.03

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2015, total unrecognized stock based compensation expense related to non-vested restricted stock was $4.2 million, which is expected to be recognized over a weighted-average vesting period of 2.01 years.

11. Fair Value Measurements
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

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2015 and 2014.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$2,512	$—	$—	$2,512
Liabilities:
Contingent consideration — current	$8	$—	$—	$8
Contingent consideration — non-current	100	—	—	100

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	2,493	—	—	2,493
Liabilities:
Contingent consideration — current	8	—	—	8
Contingent consideration — non-current	104	—	—	104

The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies obtained from the third party life insurance providers, which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other (income) expense, net” in the Condensed Consolidated Statements of Operations.

The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved.

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2015	2014
Corporate-owned life insurance:
Balance on April 1	$2,493	$4,360
Unrealized (loss) gain relating to instruments held at reporting date	(2)	14
Purchases, sales, issuances and settlements, net	21	4
Proceeds from corporate-owned life insurance policy	—	(1,989)
Balance on June 30	$2,512	$2,389

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Three months ended
	June 30,
(In thousands)	2015	2014
Contingent consideration
Balance on April 1	$112	$1,739
Activity, payments and other charges (net)	(4)	(1)
Balance on June 30	$108	$1,738

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2015. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 26 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2015 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Our strategic plan specifically focuses on:

•    Strong customer focus, with clear and realistic service commitments.

•	Growing sales of our proprietary solutions: products, support, maintenance and subscription services and professional services.
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

Matters Affecting Comparability

No matters affecting comparability in the discussion and analysis presented below.

Results of Operations

First Fiscal Quarter 2016 Compared to First Fiscal Quarter 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2015 and 2014:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$8,811	$6,052	$2,759	45.6%
Support, maintenance and subscription services	14,899	13,819	1,080	7.8%
Professional services	3,781	3,875	(94)	(2.4)%
Total net revenue	27,491	23,746	3,745	15.8%
Cost of goods sold:
Products	4,922	3,499	1,423	40.7%
Support, maintenance and subscription services	3,495	3,130	365	11.7%
Professional services	2,675	2,443	232	9.5%
Total cost of goods sold	11,092	9,072	2,020	22.3%
Gross profit	16,399	14,674	1,725	11.8%
Gross profit margin	59.7%	61.8%
Operating expenses:
Product development	6,268	5,865	403	6.9%
Sales and marketing	4,461	3,885	576	14.8%
General and administrative	5,177	5,117	60	1.2%
Depreciation of fixed assets	518	614	(96)	(15.6)%
Amortization of intangibles	298	1,783	(1,485)	(83.3)%
Restructuring, severance and other charges	(46)	370	(416)	nm
Legal settlements	—	149	(149)	nm
Operating loss	$(277)	$(3,109)	$2,832	(91.1)%
Operating loss percentage	(1.0)%	(13.1)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2015	2014
Net revenue:
Products	32.0%	25.5%
Support, maintenance and subscription services	54.2	58.2
Professional services	13.8	16.3
Total	100.0%	100.0%
Cost of goods sold:
Products	17.9	14.7
Support, maintenance and subscription services	12.7	13.2
Professional services	9.7	10.3
Total	40.3%	38.2%
Gross profit	59.7%	61.8%
Operating expenses:
Product development	22.8	24.7
Sales and marketing	16.2	16.4
General and administrative	18.8	21.5
Depreciation of fixed assets	1.9	2.6
Amortization of intangibles	1.1	7.5
Restructuring, severance and other charges	(0.2)	1.6
Legal settlements	—	0.6
Operating loss	(1.0)%	(13.1)%

Net revenue.  Total net revenue increased 15.8% during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Products revenue increased $2.8 million, or 45.6%, primarily due to increased sales related to our on-premise proprietary solutions, with InfoGenesis®™ as the key contributing product to this increase. Support, maintenance and subscription services revenue increased $1.1 million, or 7.8%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which saw a 22.6% increase over the same period a year ago, and ongoing support from our proprietary product sales. Professional services revenue remained relatively flat, decreasing $(0.1) million, or (2.4)% compared to the first quarter of fiscal 2015.

Gross profit and gross profit margin.  Our total gross profit increased $1.7 million, or 11.8%, for the first quarter of fiscal 2016 and total gross profit margin decreased approximately 210 basis points to 59.7%. Products gross profit increased $1.3 million and gross profit margin increased approximately 190 basis points to 44.1% mainly as a result of incremental amortization benefit of $0.1 million related to the write-off of certain developed technology assets in the fourth quarter of fiscal 2015 and increased sales of higher margin proprietary software in the first quarter of fiscal 2016. Support, maintenance and subscription services gross profit increased $0.7 million and gross margin decreased slightly 90 basis points to 76.5% as we continue to invest in our subscription platform. Professional services gross profit decreased $0.3 million and gross profit margin decreased approximately 770 basis points to 29.3% primarily as a result of more efficient use of labor required to meet the needs of timing of customer installations during the first quarter of fiscal 2015.

Operating expenses

Operating expenses, excluding restructuring, severance and other charges, decreased $0.5 million, or 3.1%, in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.4 million, or 6.9% in the first quarter of fiscal 2016 compared with the first quarter of fiscal

2015. This increase is primarily driven by our continued investment in product development resources as we continue to execute on our product roadmap. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $4.7 million and $3.9 million as software development costs for future use during the three months ended June 30, 2015 and 2014, respectively.

Sales and marketing.  Sales and marketing increased $0.6 million, or 14.8%, in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The increase is due mainly to the timing of our sales reorganization as we continue to align and ramp our sales force to better serve our customers and our long term strategy.

General and administrative.  General and administrative increased $0.1 million, or 1.2%, in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 due primarily to investment in operational personnel as we execute on strategic restructuring activities announced in the fourth quarter of fiscal 2015.

Depreciation of fixed assets.  Depreciation of fixed assets decreased $0.1 million, or 15.6%, in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 due to the timing of asset acquisitions.

Amortization of intangibles.  Amortization of intangibles decreased $1.5 million or 83.3% in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 primarily due to reduced expense related to assets becoming fully amortized and assets being replaced or impaired during fiscal 2015. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $0.9 million of additional amortization in the first quarter of fiscal 2015 in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014. Additionally, $0.4 million of amortization expense was recorded during the first quarter of fiscal 2015 related to assets were fully amortized or written off during the fourth quarter of fiscal 2015.

Restructuring, severance and other charges. Restructuring severance, and other charges decreased $0.4 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 primarily due to fiscal 2014 restructuring actions to better align corporate functions and to reduce operating costs and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to next generation products. We recorded approximately $0.4 million in restructuring charges during the first quarter of fiscal 2015 related to the fiscal 2014 restructuring. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Other Expenses (Income)

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expense:
Interest income	$(44)	$(53)	$(9)	(17.0)%
Interest expense	8	13	5	38.5%
Other income, net	(32)	(45)	(13)	28.9%
Total other expense (income), net	$(68)	$(85)	$(17)	20.0%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to non-renewal of certain capital leases.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Income tax benefit	$(24)	$(795)	$(771)	nm
Effective tax rate	7.1%	26.3%

nm - not meaningful
For the three months ended June 30, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, the refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014, Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2015. We believe that cash flow from operating activities, cash on hand of $66.0 million as of June 30, 2015 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of June 30, 2015 and March 31, 2015, our total debt was approximately $0.2 million, comprised of capital lease obligations in both periods.

At June 30, 2015, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 95% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(1,865)	$(8,187)
Investing activities	(6,805)	(13,157)
Financing activities	(422)	(386)
Effect of exchange rate changes on cash	59	26
Net decrease in cash and cash equivalents	$(9,033)	$(21,704)

Cash flow used in operating activities.  Cash flows used in operating activities were $1.9 million in the first three months of fiscal 2016. The use of cash was mostly attributable to $1.7 million in net working capital movements associated with payments to vendors offset by $6.2 million in increased collections on accounts receivable and $0.3 million in restructuring, severance, and other payments to favorable working capital movements. This was offset by $1.3 million related to our operating loss adjusted for depreciation, amortization, and share based compensation.

Cash flows used in operating activities were $8.2 million in the first three months of fiscal 2015. The use of cash was mostly attributable to our operating loss in the quarter of $3.1 million, $1.6 million in legal settlement payments, $2.0 million for working capital movements related to the timing of payments to vendors and $2.3 million of annual bonus payments.

Cash flow used in investing activities. In fiscal 2016, the $6.8 million in cash used in investing activities was primarily comprised of $5.6 million for the development of proprietary software and $1.2 million for purchase of property and equipment.

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

Cash flow used in financing activities.  During the first three months of fiscal 2016, the $0.4 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

During the first three months of fiscal 2015, the $0.4 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations

Contractual Obligations

As of June 30, 2015, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2015.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2015. There have been no material changes in our significant accounting policies and estimates since March 31, 2015 except as noted in Note 2, Summary of Significant Accounting Policies.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2015. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2015. There have been no material changes in our market risk exposures since March 31, 2015.

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

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2015 that may materially affect our business, results of operations, or financial condition.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	August 6, 2015	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)