Form 10-Q
period 2015-09-30
AGILYSYS INC
filed 2015-11-05
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of Common Shares of the registrant outstanding as of November 2, 2015 was 22,940,975.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,101	$75,067
Accounts receivable, net of allowance for doubtful accounts of $762 and $888, respectively	17,034	25,481
Inventories	1,219	641
Prepaid expenses and other current assets	3,706	3,828
Total current assets	84,060	105,017
Property and equipment, net	13,777	11,929
Goodwill	19,622	19,622
Intangible assets, net	8,922	9,006
Software development costs, net	38,472	31,818
Other non-current assets	4,382	4,133
Total assets	$169,235	$181,525
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,514	$16,586
Deferred revenue	18,109	23,881
Accrued liabilities	10,035	10,001
Capital lease obligations, current	139	142
Total current liabilities	36,797	50,610
Deferred income taxes, non-current	3,129	3,053
Capital lease obligations, non-current	31	47
Other non-current liabilities	4,290	3,627
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,944,100 and 22,789,355 shares outstanding at September 30, 2015 and March 31, 2015, respectively	9,482	9,482
Treasury shares, 8,662,731 and 8,817,477 at September 30, 2015 and March 31, 2015, respectively	(2,599)	(2,646)
Capital in excess of stated value	(9,349)	(10,675)
Retained earnings	127,624	128,178
Accumulated other comprehensive loss	(170)	(151)
Total shareholders' equity	124,988	124,188
Total liabilities and shareholders' equity	$169,235	$181,525

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except share data)	2015	2014	2015	2014
Net revenue:
Products	$9,943	$7,649	$18,754	$13,701
Support, maintenance and subscription services	14,665	13,775	29,564	27,594
Professional services	5,036	4,894	8,817	8,769
Total net revenue	29,644	26,318	57,135	50,064
Cost of goods sold:
Products	5,122	3,502	10,044	7,001
Support, maintenance and subscription services	3,842	2,961	7,337	6,091
Professional services	3,089	3,186	5,765	5,629
Total cost of goods sold	12,053	9,649	23,146	18,721
Gross profit	17,591	16,669	33,989	31,343
	59.3%	63.3%	59.5%	62.6%
Operating expenses:
Product development	6,784	6,191	13,052	12,056
Sales and marketing	5,315	3,825	9,775	7,710
General and administrative	5,202	6,079	10,380	11,196
Depreciation of fixed assets	541	532	1,059	1,146
Amortization of intangibles	318	594	616	2,377
Restructuring, severance and other charges	(15)	448	(62)	818
Asset write-offs and other fair value adjustments	(175)	—	(175)	—
Legal settlements	—	54	—	203
Operating loss	(379)	(1,054)	(656)	(4,163)
Other (income) expense:
Interest income	(4)	(21)	(48)	(74)
Interest expense	5	14	13	27
Other expense (income), net	9	(1)	(23)	(46)
Loss before taxes	(389)	(1,046)	(598)	(4,070)
Income tax (benefit) expense	(19)	81	(44)	(714)
Net loss	$(370)	$(1,127)	$(554)	$(3,356)

Weighted average shares outstanding	22,476	22,340	22,472	22,332
Loss per share - basic and diluted:
Loss per share	$(0.02)	$(0.05)	$(0.02)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net loss	$(370)	$(1,127)	$(554)	$(3,356)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(8)	(1)	(18)	(4)
Unrealized loss on sale of securities	—	(1)	—	(5)
Total comprehensive loss	$(378)	$(1,129)	$(572)	$(3,365)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
(In thousands)	2015	2014
Operating activities
Net loss	$(554)	$(3,356)

Adjustments to reconcile loss from operations to net cash used in operating activities
Restructuring, severance and other charges	(62)	818
Payments for restructuring, severance and other charges	(381)	(823)
Asset write-offs and other fair value adjustments	(175)	—
Legal settlements	—	203
Payments for legal settlements	—	(1,714)
Depreciation	1,059	1,146
Amortization	1,127	2,987
Deferred income taxes	76	—
Share-based compensation	1,400	1,067
Changes in operating assets and liabilities:
Accounts receivable	8,398	104
Inventories	(583)	(237)
Prepaid expense	119	400
Accounts payable	(7,110)	(1,432)
Deferred revenue	(5,748)	(5,503)
Accrued liabilities	2,582	(2,255)
Income taxes payable	(59)	(892)
Other changes, net	(313)	(17)
Net cash used in operating activities	(224)	(9,504)
Investing activities
Capitalized software development costs	(9,931)	(7,974)
Capital expenditures	(2,280)	(3,036)
Additional (investments in) proceeds from corporate-owned life insurance policies	(21)	1,969
Investments in marketable securities	—	(10,240)
Cash paid for acquisition, net	—	(3,750)
Proceeds from sale of business units	—	282
Return of investment in marketable securities	—	119
Net cash used in investing activities	(12,232)	(22,630)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(435)	(373)
Exercise of employee stock options	—	102
Principal payments under long-term obligations	(20)	(23)
Net cash used in financing activities	(455)	(294)
Effect of exchange rate changes on cash	(55)	30
Net decrease in cash and cash equivalents	(12,966)	(32,398)
Cash and cash equivalents at beginning of period	$75,067	$99,566
Cash and cash equivalents at end of period	$62,101	$67,168

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$369	$148
Accrued capitalized software development costs	938	3,764
Leasehold improvements acquired under lease arrangement	997	—

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

The Condensed Consolidated Balance Sheet as of September 30, 2015, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for three and six months ended September 30, 2015 and 2014, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on June 5, 2015.

Correction of Errors

In connection with the preparation of our Condensed Consolidated Financial Statements for the second quarter of fiscal 2016, we identified errors in the manner in which we recognized revenue on contract support. Contract support revenue is recognized ratably over the term of the customer arrangement. In certain instances where contract support is an element of a multiple-element arrangement, we use a hierarchy to determine the fair value allocation for recognition of revenue on each deliverable. An error related to an input used in this allocation resulted in the overstatement of contract, maintenance, and support revenue of $0.4 million for the three months ended June 30, 2015. The error was identified and corrected during the second quarter of fiscal 2016.

Additionally, during the second quarter of fiscal 2016, we identified errors in the manner in which we capitalize internal labor on software development projects. An error in the method by which internal resources account for administrative time resulted in the over capitalization of costs during the last six months of fiscal 2015 and the first three months of fiscal 2016. Costs were over capitalized by $0.1 million in each of the three months ended December 31, 2014, March 31, 2015, and June 30, 2015. We corrected these errors during the second quarter of fiscal 2016.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the three and six month periods ended September 30, 2015 or to our estimated fiscal 2016 results.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB amended the effective date and early adoption is permitted only for fiscal years beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014, Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest® Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
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

Fiscal 2015 Restructuring Activity

Q2 - In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the Q2 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of September 30, 2015, there was no further liability for the Q2 fiscal 2015 restructuring activity.

Q4 - In the fourth quarter of fiscal 2015, we announced additional restructuring actions designed to continue the effort to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.4 million in restructuring charges related to the Q4 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of September 30, 2015, we had a remaining liability of approximately $6,000 that is expected to be paid during fiscal 2016.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision /		September 30,
(In thousands)	2015	Adjustments	Payments	2015
Fiscal 2015 Restructuring Plan:
Severance and other employment costs	$450	$(63)	$(381)	$6

Total restructuring costs	$450	$(63)	$(381)	$6

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30, 2015			March 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,338)	322	10,660	(10,277)	383
Trade names	230	(30)	200	230	(7)	223
Patented technology	80	(80)	—	80	(80)	—
	24,445	(23,923)	522	24,445	(23,839)	606
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,845	$(23,923)	$8,922	$32,845	$(23,839)	$9,006

Software development costs	$6,359	$(1,894)	$4,465	$6,359	$(1,443)	$4,916
Project expenditures not yet in use	35,398	—	35,398	28,293	—	28,293
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$40,366	$(1,894)	$38,472	$33,261	$(1,443)	$31,818

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2016	$533
2017	1,067
2018	1,067
2019	844
2020	85
2021	—
Total	$3,596

Amortization expense relating to intangible assets was $12,000 and $0.3 million for the three months ended September 30, 2015 and 2014, and $23,500 and $0.6 million for the six months ended September 30, 2015 and 2014. Amortization expense relating to developed technology software intangible assets to be sold, leased, or otherwise marketed was $0.3 million for the three months ended September 30, 2015 and 2014, and $0.6 million for the six months ended September 30, 2015 and 2014. Amortization expense for acquired and internally developed intangibles that are related to products to be sold, leased, or otherwise marketed is included in Products cost of goods sold. Amortization expense for acquired and internally developed intangibles that are related to internal use assets is included in operating expenses as amortization of intangibles.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $2.6 million and $3.9 million during the three months ended September 30, 2015 and 2014, respectively, and $7.1 million and $7.8 million during the six months ended September 30, 2015 and 2014.

6. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2015	March 31, 2015
Accrued liabilities:
Salaries, wages, and related benefits	$7,235	$6,768
Other taxes payable	1,279	952
Accrued legal settlements	60	70
Restructuring liabilities	6	450
Severance liabilities	7	199
Professional fees	412	504
Deferred rent	359	279
Contingent consideration	43	8
Other	634	771
Total	$10,035	$10,001
Other non-current liabilities:
Uncertain tax positions	$1,510	$1,499
Deferred rent	2,527	1,666
Contingent consideration	61	104
Other	192	358
Total	$4,290	$3,627

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $17.0 million and $25.5 million as of September 30, 2015 and March 31, 2015, respectively. The related allowance for doubtful accounts was $0.8 million and $0.9 million as of September 30, 2015 and March 31, 2015, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivable owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims.  The total amount owed as of March 31, 2015 represents approximately 13% of our outstanding accounts receivable as of March 31, 2015. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. As of September 30, 2015 approximately $0.4 million of pre-petition claims remain outstanding. In early November we anticipate filing an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015.

7. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and six months ended September 30, 2015 and 2014:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Income tax benefit	$(19)	$81	$(44)	$(714)
Effective tax rate	4.9%	(7.7)%	7.4%	17.5%

For the three and six months ended September 30, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, the refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability we achieve. We expect a full release of the valuation allowance associated with deferred tax assets in Hong Kong. We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of release increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a valuation allowance release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys' fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter. The litigation is currently stayed pending covered business method reviews by the United States Patent and Trademark Office of a subset of the patents alleged to be infringed by Agilysys.

9. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss	$(370)	$(1,127)	$(554)	(3,356)

Denominator:
Weighted average shares outstanding	22,476	22,340	22,472	22,332

Loss per share - basic and diluted:
Loss per share	$(0.02)	$(0.05)	$(0.02)	$(0.15)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,725	1,467	1,547	1,316

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 450,618 and 470,956 of restricted shares at September 30, 2015 and 2014, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted (loss) earnings per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs) and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months and six months ended September 30, 2015 and 2014, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Product development	$320	$242	$476	$409
Sales and marketing	35	12	(8)	32
General and administrative	641	448	932	626
Total share-based compensation expense	996	702	1,400	1,067

Stock Options

The following table summarizes the activity during the six months ended September 30, 2015 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2015	582,500	$15.41
Granted	—	—
Exercised	—	—
Cancelled/expired	(37,500)	13.57
Outstanding and exercisable at September 30, 2015	545,000	$15.54	0.7	$—

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the six months ended September 30, 2015 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2015	394,010	$10.76
Granted	443,827	9.35
Exercised	(17,030)	7.44
Forfeited	(3,116)	14.43
Expired	(1,558)	14.43
Outstanding at September 30, 2015	816,133	$10.04	5.7	$1,349
Exercisable at September 30, 2015	268,261	$9.74	4.2	$565

As of September 30, 2015, total unrecognized stock based compensation expense related to non-vested SSARs was $2.8 million, which is expected to be recognized over a weighted-average vesting period of 2.31 years.

A total of 2,499 shares, net of 892 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the six months ended September 30, 2015. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2015 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2015	322,086	$13.49
Granted	167,120	9.16
Vested	(25,487)	10.70
Forfeited	(20,913)	13.67
Outstanding at September 30, 2015	442,806	$12.01

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2015, total unrecognized stock based compensation expense related to non-vested restricted stock was $3.8 million, which is expected to be recognized over a weighted-average vesting period of 1.83 years.

Performance Shares

The following table summarizes the activity during the six months ended September 30, 2015 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2015	—	$—
Granted	7,812	9.60
Outstanding at September 30, 2015	7,812	$9.60

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of September 30, 2015, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1, which is expected to be recognized over a weighted-average vesting period of 0.87 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2015 and 2014.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$2,542	$—	$—	$2,542
Liabilities:
Contingent consideration — current	$43	$—	$—	$43
Contingent consideration — non-current	61	—	—	61

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	2,493	—	—	2,493
Liabilities:
Contingent consideration — current	8	—	—	8
Contingent consideration — non-current	104	—	—	104

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six months ended
	September 30,
(In thousands)	2015	2014
Corporate-owned life insurance:
Balance on April 1	$2,493	$4,360
Unrealized (loss) gain relating to instruments held at reporting date	28	28
Purchases, sales, issuances and settlements, net	21	20
Proceeds from corporate-owned life insurance policy	—	(1,989)
Balance on September 30	$2,542	$2,419

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Six months ended
	September 30,
(In thousands)	2015	2014
Contingent consideration
Balance on April 1	$112	$1,739
Activity, payments and other charges (net)	(8)	(2)
Balance on September 30	$104	$1,737

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2015. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 31 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2015 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Results of Operations

Second Fiscal Quarter 2016 Compared to Second Fiscal Quarter 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$9,943	$7,649	$2,294	30.0%
Support, maintenance and subscription services	14,665	13,775	890	6.5%
Professional services	5,036	4,894	142	2.9%
Total net revenue	29,644	26,318	3,326	12.6%
Cost of goods sold:
Products	5,122	3,502	1,620	46.3%
Support, maintenance and subscription services	3,842	2,961	881	29.8%
Professional services	3,089	3,186	(97)	(3.0)%
Total cost of goods sold	12,053	9,649	2,404	24.9%
Gross profit	17,591	16,669	922	5.5%
Gross profit margin	59.3%	63.3%
Operating expenses:
Product development	6,784	6,191	593	9.6%
Sales and marketing	5,315	3,825	1,490	39.0%
General and administrative	5,202	6,079	(877)	(14.4)%
Depreciation of fixed assets	541	532	9	1.7%
Amortization of intangibles	318	594	(276)	(46.5)%
Restructuring, severance and other charges	(15)	448	(463)	nm
Asset write-offs and other fair value adjustments	(175)	—	(175)	nm
Legal settlements	—	54	(54)	nm
Operating loss	$(379)	$(1,054)	$675	(64.0)%
Operating loss percentage	(1.3)%	(4.0)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2015	2014
Net revenue:
Products	33.5%	29.1%
Support, maintenance and subscription services	49.5	52.3
Professional services	17.0	18.6
Total	100.0%	100.0%
Cost of goods sold:
Products	17.3	13.3
Support, maintenance and subscription services	13.0	11.3
Professional services	10.4	12.1
Total	40.7%	36.7%
Gross profit	59.3%	63.3%
Operating expenses:
Product development	22.9	23.5
Sales and marketing	17.9	14.5
General and administrative	17.5	23.1
Depreciation of fixed assets	1.8	2.0
Amortization of intangibles	1.1	2.3
Restructuring, severance and other charges	(0.1)	1.7
Asset write-offs and other fair value adjustments	(0.6)	—
Legal settlements	—	0.2
Operating loss	(1.3)%	(4.0)%

Net revenue.  Total net revenue increased 12.6% during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Products revenue increased $2.3 million, or 30.0%, primarily due increases in sales related to our on-premise proprietary offerings and including growth in remarketed products associated with our rGuest® platform. Support, maintenance and subscription services revenue increased $0.9 million, or 6.5%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which saw a 34.8% increase over the same period a year ago, and ongoing support from our proprietary product sales. Professional services revenue remained relatively flat, increasing $0.1 million, or 2.9% compared to the second quarter of fiscal 2015.

Gross profit and gross profit margin.  Our total gross profit increased $0.9 million, or 5.5%, for the second quarter of fiscal 2016 and total gross profit margin decreased approximately 400 basis points to 59.3%. Products gross profit increased $0.7 million and gross profit margin decreased approximately 570 basis points to 48.5% primarily as a result of lower sales of higher margin proprietary software in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 470 basis points to 73.8% as we continue to invest in our subscription platform. Professional services gross profit increased $0.2 million and gross profit margin improved approximately 380 basis points to 38.7% primarily as a result of more efficient use of labor required to meet the needs of timing of customer installations as compared to the second quarter of fiscal 2015.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $0.9 million, or 5.5%, in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.6 million, or 9.6% in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015. This increase is primarily driven by our continued investment in product development resources as we continue to execute on our product roadmap. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $2.8 million and $3.9 million as software development costs for future use during the three months ended September 30, 2015 and 2014, respectively.

Sales and marketing.  Sales and marketing increased $1.5 million, or 39.0%, in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015. The change is due primarily to $1.4 million of costs related to an increase in headcount of quota carrying salespeople and commission expense in line with revenue achievements during the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

General and administrative.  General and administrative decreased $0.9 million, or 14.4%, in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 due primarily to a reduction in spend related to system upgrades that occurred during the second quarter of fiscal 2015 and a reduction in discretionary expenses as we begin to yield the benefit from the restructuring activities announced in the fourth quarter of fiscal 2015.

Amortization of intangibles.  Amortization of intangibles decreased $0.3 million or 46.5% in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 primarily due to $0.4 million of reduced expense in the second quarter of fiscal 2016 related to assets becoming fully amortized and assets being replaced or impaired during fiscal 2015.

Restructuring, severance and other charges. Restructuring, severance, and other charges decreased $0.5 million in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 primarily due to $0.2 million and $0.3 million of restructuring and non-restructuring related severance charges incurred during the second quarter of fiscal 2015. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Asset write-offs and other fair value adjustments. During the second quarter of fiscal 2016, we recorded a gain of $0.2 million related to the write-off of product transition costs previously accrued for in connection with an impairment of our Guest 360™ property management solution in fiscal 2012. The customer associated with this residual reserve became insolvent during the second quarter of fiscal 2016.

Other Expenses (Income)

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expense:
Interest income	$(4)	$(21)	$(17)	(81.0)%
Interest expense	5	14	9	64.3%
Other expense (income), net	9	(1)	(10)	nm
Total other expense (income), net	$10	$(8)	$(18)	225.0%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 due to non-renewal of certain capital leases.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar and gain or loss on corporate-owned life insurance policies.

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Income tax benefit	$(19)	$81	$100	nm
Effective tax rate	4.9%	(7.7)%

nm - not meaningful
For the three months ended September 30, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, the refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

For the three months ended September 30, 2014, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability we achieve. We expect a full release of the valuation allowance associated with deferred tax assets in Hong Kong. We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of release increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a valuation allowance release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

First Half Fiscal 2016 Compared to First Half Fiscal 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the six months ended September 30, 2015 and 2014:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$18,754	$13,701	$5,053	36.9%
Support, maintenance and subscription services	29,564	27,594	1,970	7.1%
Professional services	8,817	8,769	48	0.5%
Total net revenue	57,135	50,064	7,071	14.1%
Cost of goods sold:
Products	10,044	7,001	3,043	43.5%
Support, maintenance and subscription services	7,337	6,091	1,246	20.5%
Professional services	5,765	5,629	136	2.4%
Total cost of goods sold	23,146	18,721	4,425	23.6%
Gross profit	33,989	31,343	2,646	8.4%
Gross profit margin	59.5%	62.6%
Operating expenses:
Product development	13,052	12,056	996	8.3%
Sales and marketing	9,775	7,710	2,065	26.8%
General and administrative	10,380	11,196	(816)	(7.3)%
Depreciation of fixed assets	1,059	1,146	(87)	(7.6)%
Amortization of intangibles	616	2,377	(1,761)	(74.1)%
Restructuring, severance and other charges	(62)	818	(880)	nm
Asset write-offs and other fair value adjustments	(175)	—	(175)	nm
Legal settlements	—	203	(203)	nm
Operating loss	$(656)	$(4,163)	$3,507	(84.2)%
Operating loss percentage	(1.1)%	(8.3)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
	2015	2014
Net revenue:
Products	32.8%	27.4%
Support, maintenance and subscription services	51.8	55.1
Professional services	15.4	17.5
Total	100.0	100.0
Cost of goods sold:
Products	17.6	14.0
Support, maintenance and subscription services	12.8	12.2
Professional services	10.1	11.2
Total	40.5	37.4
Gross profit	59.5	62.6

Operating expenses:
Product development	22.8	24.1
Sales and marketing	17.1	15.4
General and administrative	18.2	22.4
Depreciation of fixed assets	1.9	2.3
Amortization of intangibles	1.1	4.7
Restructuring, severance and other charges	(0.1)	1.6
Asset write-offs and other fair value adjustments	(0.3)	—
Legal settlements	—	0.4
Operating loss	(1.1)%	(8.3)%

Net revenue.  Total net revenue increased $7.1 million or 14.1% during the first half of fiscal 2016 compared to the first half of fiscal 2015. Products revenue increased $5.1 million, or 36.9%, primarily due increases in sales related to our on-premise proprietary offerings and including growth in remarketed products associated with our rGuest® platform. Support, maintenance and subscription services revenue increased $2.0 million, or 7.1%, as a result of continued focus on selling subscription based hosting revenue, which was an increase of 28.9% year over year, and ongoing support from our growing product sales. Professional services revenue remained relatively flat increasing $48,000, or 0.5% in the first half of fiscal 2016 compared to the first half of fiscal 2015.

Gross profit and gross profit margin.  Our total gross profit increased 2.6 million, or 8.4%, for the first half of fiscal 2016 and total gross profit margin decreased 310 basis points to 59.5%. Products gross profit increased $2.0 million and gross profit margin decreased 250 basis points to 46.4% primarily as a result of increased sales of lower margin hardware products in the second half of fiscal 2016 as compared to the second half of fiscal 2015. Support, maintenance and subscription services gross profit increased $0.7 million while gross margin decreased 270 basis points to 75.2% as we continue to invest in our subscription platform. Professional services gross margin remained flat decreasing $0.1 million and gross profit margin decreased 120 basis points to 34.6%.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased by $0.4 million in the first half of fiscal 2016 compared to the first half of fiscal 2015.

Product development.  Product development includes all expenses associated with research and development. Product development increased $1.0 million, or 8.3% in the first half of fiscal 2016 compared to the first half of fiscal 2015. This increase is primarily driven by our continued investment in product development resources as we continue to execute on our product roadmap. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $7.6 million and $7.8 million during the six months ended September 30, 2015 and September 30, 2014, respectively.

Sales and marketing.  Sales and marketing increased $2.1 million, or 26.8%, in the first half of fiscal 2016 compared to the first half of fiscal 2015. The change is due primarily to $2.1 million of costs related to an increase in headcount of quota carrying salespeople and commission expense in line with revenue achievements during the first half of fiscal 2016 compared to the first half of fiscal 2015.

General and administrative.  General and administrative decreased $0.8 million, or 7.3%, in the first half of fiscal 2016 compared to the first half of fiscal 2015 due primarily to a reduction in spend related to system upgrades that occurred during the first half of fiscal 2015 and a reduction in discretionary expenses as we begin to yield the benefit from the restructuring activities announced in the fourth quarter of fiscal 2015.

Amortization of intangibles.  Amortization of intangibles decreased $1.8 million, or 74.1%, in the first half of fiscal 2016 compared to the first half of fiscal 2015. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $0.9 million in the first half of fiscal 2015 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014. Additionally, $0.8 million was recorded during the first half of fiscal 2015 related to assets becoming fully amortized and assets being replaced or impaired during fiscal 2015.

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

Asset write-offs and other fair value adjustments. During the second half of fiscal 2016, we recorded a gain of $0.2 million related to the write-off of product transition costs previously accrued for in connection with an impairment of our Guest 360™ property management solution in fiscal 2012. The customer associated with this residual reserve became insolvent during the second quarter of fiscal 2016.

Legal settlements. During the first half of fiscal 2015, we recorded $0.2 million in legal settlements to finalize legal disputes originally estimated and recorded during fiscal 2015.

Other (Income) Expenses

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expense:
Interest income	(48)	(74)	$(26)	(35.1)%
Interest expense	13	27	14	51.9%
Other (income) expense, net	(23)	(46)	(23)	50.0%
Total other income (expense), net	$(58)	$(93)	$(35)	37.6%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in the first half of fiscal 2016 compared to the first half of fiscal 2015 due to non-renewal of certain capital leases.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar and gain or loss on corporate-owned life insurance policies.

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Income tax benefit	$(44)	$(714)	$(670)	nm
Effective tax rate	7.4%	17.5%

nm - not meaningful
For the first half of fiscal 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, the refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

For the first half of fiscal 2015, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.
Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur the range of zero to $0.1 million of tax and zero to $0.1 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.
We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability we achieve. We expect a full release of the valuation allowance associated with deferred tax assets in Hong Kong. We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of release increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a valuation allowance release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014, Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest® Seat product, a dining reservations and table management application. The purchase consideration consisted of approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our condensed consolidated financial statements or related disclosures.
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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at September 30, 2015. We believe that cash flow from operating activities, cash on hand of $62.1 million as of September 30, 2015 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of September 30, 2015 and March 31, 2015, our total debt was approximately $0.2 million, comprised of capital lease obligations in both periods.

At September 30, 2015, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 96% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2015	2014
Net cash used in:
Operating activities	$(224)	$(9,504)
Investing activities	(12,232)	(22,630)
Financing activities	$(455)	$(294)
Effect of exchange rate changes on cash	(55)	30
Net decrease in cash and cash equivalents	$(12,966)	$(32,398)

Cash flow used operating activities.  Cash flows used in operating activities were $0.2 million in the first six months of fiscal 2016. The use of cash was attributable to $2.7 million in net working capital movements associated mainly with payments to vendors offset by $8.4 million in increased collections on accounts receivable and $0.4 million in restructuring, severance, and other payments to favorable working capital movements. This was offset by $2.9 million related to our operating loss adjusted for depreciation, amortization, share based compensation and other asset write-offs and fair value adjustments.

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

Cash flow used in investing activities. In fiscal 2016, the $12.2 million in cash used in investing activities was primarily comprised of $9.9 million for the development of proprietary software and $2.3 million for purchase of property and equipment.

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

Cash flow used in financing activities.  During the first six months of fiscal 2016, the $0.5 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

During the first six months of fiscal 2015, the $0.3 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of September 30, 2015, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2015.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	November 5, 2015	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)