Form 10-K/A
period 2015-03-31
AGILYSYS INC
filed 2016-02-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

AGILYSYS, INC.
Annual Report on Form 10-K/A
Year Ended March 31, 2015

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our original Annual Report on Form 10-K for the year ended March 31, 2015 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to (i) revise the “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of PricewaterhouseCoopers LLP appearing under Item 8 of the Original Filing regarding the effectiveness of our internal control over financial reporting and (ii) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Item 9A to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2015 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing.

Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and a new consent of our independent registered public accounting firm (and related amendment to the Exhibit Index that is incorporated by reference into Item 15 of the Original Filing to reflect the addition of such certifications and consent and related changes to the footnotes to that Exhibit Index), this Amendment No. 1 does not modify or update any other disclosures contained in our Original Filing.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Agilysys, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Agilysys, Inc. and its subsidiaries at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of March 31, 2015. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to the valuation of an indefinite-lived intangible asset and capitalized software assets. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the valuation of an indefinite-lived intangible asset and capitalized software assets existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 5, 2015, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the second paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is February 9, 2016

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

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. At the time that our Annual Report on Form 10-K for the year ended March 31, 2015 was filed on June 5, 2015, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015. Subsequent to that evaluation, our management, including our CEO and CFO, have re-evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting described further below in Management’s Report on Internal Control Over Financial Reporting (Restated).

Management's Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

At the time that our Annual Report on Form 10-K for the year ended March 31, 2015 was filed on June 5, 2015, our management concluded that our internal control over financial reporting was effective as of March 31, 2015. Subsequent to that evaluation, our management, has re-evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. As a result of the material weakness described below, management, including our CEO and CFO reassessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s re-assessment, management is restating its original report and has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2015 due to the fact that there was a material weakness in our internal control over financial reporting as follows.

We did not maintain effective controls over the valuation of indefinite-lived intangible assets and capitalized software assets. Specifically, we did not design and maintain effective controls related to the review of significant assumptions used in the related impairment tests. Additionally, while this control deficiency did not result in a material misstatement of previously filed annual or interim consolidated financial statements, the deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness.

The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation

We have begun to put additional controls in place relating to our review of significant assumptions used in the valuation of the indefinite-lived intangibles and capitalized software development cost assets, including designing, documenting, and implementing additional control procedures related to the review of the assumptions and data inputs used in the analyses, as well as assessing     the overall results of the impairment analyses. As part of this process, we are refining our models and ensuring supporting evidence of detailed assumptions is retained and reviewed with the appropriate level of precision.

Our management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, our management may execute additional measures to address the material weakness or modify the remediation plan described and will continue to review and make necessary changes to the overall design of our internal controls.

Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on February 9, 2016.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 9, 2016.

Signature	Title

/s/ James H. Dennedy	President, Chief Executive Officer and Director
James H. Dennedy	(Principal Executive Officer)

/s/ Janine K. Seebeck	Senior Vice President, Chief Financial Officer,
Janine K. Seebeck	and Treasurer
(Principal Financial Officer)

/s/ Keith M. Kolerus	Chairman and Director
Keith M. Kolerus

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ Michael A. Kaufmann	Director
Michael A. Kaufmann

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

Agilysys, Inc.
Exhibit Index

Exhibit No.	Description
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

**21	Subsidiaries of the Registrant.
**23.1	Consent of Independent Registered Public Accounting Firm.
***23.2	Consent of Independent Registered Public Accounting Firm.
**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
***31.3	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
***31.4	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

***32.3	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
***32.4	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
***101
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

*	Denotes a management contract or compensatory plan or arrangement.
**	Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Annual Report on Form 10-K (originally filed on June 5, 2015).
***	Filed with this Amendment No. 1 (or with respect to Exhibits 32.3 and 32.4, furnished).