Form 10-Q/A
period 2015-06-30
AGILYSYS INC
filed 2016-02-09
CIK 78749

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the "Original Filing"). The sole purpose of this Amendment No. 1 is to amend Item 4 of Part I to revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting. Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (and related amendment to the Exhibit Index in Item 6 of the Original Filing to reflect the addition of such certifications and related changes to the footnotes to the Exhibit Index), this Amendment No. 1 does not modify, or update any other disclosures contained in, our Original Filing.

AGILYSYS, INC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As disclosed in the Original Filing, management of the Company, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. At the time that our Annual Report on Form 10-K for the year ended March 31, 2015 was filed on June 5, 2015, our management concluded that our internal control over financial reporting was effective as of March 31, 2015. At the time of the Original Filing, our management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Subsequent to the evaluation made in connection with the Original Filing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of a material weakness in our internal control over financial reporting described further below, which continued to exist as of June 30, 2015.

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

Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6.    Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.4**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*
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

* Previously filed (or, with respect to Exhibits 32.1 and 32.2, furnished) with this Quarterly Report on Form 10-Q (as originally filed on August 6, 2015).

** Filed with this Amendment No. 1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	February 9, 2016	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)

6