Form 10-Q
period 2015-12-31
AGILYSYS INC
filed 2016-02-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

The number of Common Shares of the registrant outstanding as of January 29, 2016 was 22,974,056.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,652	$75,067
Accounts receivable, net of allowance for doubtful accounts of $628 and $888, respectively	20,907	25,481
Inventories	2,331	641
Prepaid expenses and other current assets	6,587	3,828
Total current assets	95,477	105,017
Property and equipment, net	13,857	11,929
Goodwill	19,622	19,622
Intangible assets, net	8,880	9,006
Software development costs, net	41,371	31,818
Other non-current assets	4,670	4,133
Total assets	$183,877	$181,525
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,402	$16,586
Deferred revenue	29,371	23,881
Accrued liabilities	11,107	10,001
Capital lease obligations, current	136	142
Total current liabilities	52,016	50,610
Deferred income taxes, non-current	3,049	3,053
Capital lease obligations, non-current	25	47
Other non-current liabilities	4,563	3,627
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,949,056 and 22,789,355 shares outstanding at December 31, 2015 and March 31, 2015, respectively	9,482	9,482
Treasury shares, 8,657,775 and 8,817,477 at December 31, 2015 and March 31, 2015, respectively	(2,598)	(2,646)
Capital in excess of stated value	(8,433)	(10,675)
Retained earnings	125,951	128,178
Accumulated other comprehensive loss	(178)	(151)
Total shareholders' equity	124,224	124,188
Total liabilities and shareholders' equity	$183,877	$181,525

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except share data)	2015	2014	2015	2014
Net revenue:
Products	$11,924	$7,247	$30,678	$20,948
Support, maintenance and subscription services	14,896	13,920	44,460	41,514
Professional services	4,487	3,575	13,304	12,344
Total net revenue	31,307	24,742	88,442	74,806
Cost of goods sold:
Products	6,991	4,413	17,035	11,414
Support, maintenance and subscription services	4,076	3,006	11,413	9,098
Professional services	3,732	3,194	9,496	8,823
Total cost of goods sold	14,799	10,613	37,944	29,335
Gross profit	16,508	14,129	50,498	45,471
	52.7%	57.1%	57.1%	60.8%
Operating expenses:
Product development	6,969	6,670	20,021	18,726
Sales and marketing	4,618	3,696	14,396	11,407
General and administrative	5,517	5,175	15,897	16,369
Depreciation of fixed assets	569	556	1,627	1,702
Amortization of intangibles	321	617	937	2,994
Restructuring, severance and other charges	8	95	(53)	913
Asset write-offs and other fair value adjustments	—	—	(175)	—
Legal settlements	185	—	185	203
Operating loss	(1,679)	(2,680)	(2,337)	(6,843)
Other (income) expense:
Interest income	(21)	(24)	(70)	(98)
Interest expense	8	7	20	35
Other expense, net	63	114	40	68
Loss before taxes	(1,729)	(2,777)	(2,327)	(6,848)
Income tax benefit	(56)	(62)	(100)	(777)
Net loss	$(1,673)	$(2,715)	$(2,227)	$(6,071)

Weighted average shares outstanding	22,493	22,343	22,479	22,336
Loss per share - basic and diluted:
Loss per share	$(0.07)	$(0.12)	$(0.10)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Net loss	$(1,673)	$(2,715)	$(2,227)	$(6,071)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(8)	(8)	(27)	(12)
Unrealized loss on sale of securities	—	1	—	(4)
Total comprehensive loss	$(1,681)	$(2,722)	$(2,254)	$(6,087)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
(In thousands)	2015	2014
Operating activities
Net loss	$(2,227)	$(6,071)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities
Net restructuring, severance and other charges	(643)	(276)
Asset write-offs and other fair value adjustments	(175)	—
Net legal settlements	170	(1,511)
Loss on disposal of property & equipment	262	1
Depreciation	1,627	1,702
Amortization	1,704	3,939
Deferred income taxes	—	(86)
Share-based compensation	2,318	1,828
Excess tax benefit from equity awards	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	4,527	2,342
Inventories	(1,696)	(170)
Prepaid expense	(2,769)	325
Accounts payable	(4,399)	(55)
Deferred revenue	5,516	(4,535)
Accrued liabilities	4,394	(3,841)
Income taxes payable	(65)	(817)
Other changes, net	(230)	(230)
Net cash provided by (used in) operating activities	8,314	(7,469)
Investing activities
Proceeds from sale of business units	—	809
Cash paid for acquisition, net	—	(3,750)
Proceeds from sale and maturity of marketable securities	—	5,107
Investments in marketable securities	—	(10,240)
Capital expenditures	(3,617)	(3,856)
Capitalized software development costs	(13,488)	(12,540)
Additional (investments in) proceeds from corporate-owned life insurance policies	(65)	1,925
Net cash used in investing activities	(17,170)	(22,545)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(435)	(373)
Exercise of employee stock options	—	102
Excess tax benefit from equity awards	—	14
Principal payments under long-term obligations	(29)	(32)
Net cash used in financing activities	(464)	(289)
Effect of exchange rate changes on cash	(95)	(154)
Net decrease in cash and cash equivalents	(9,415)	(30,457)
Cash and cash equivalents at beginning of period	$75,067	$99,566
Cash and cash equivalents at end of period	$65,652	$69,109

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$261	$353
Accrued capitalized software development costs	505	2,021
Leasehold improvements acquired under lease arrangement	997	—

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

The Condensed Consolidated Balance Sheet as of December 31, 2015, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three and nine months ended December 31, 2015 and 2014, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on June 5, 2015.

Correction of Errors

In connection with the preparation of our Condensed Consolidated Financial Statements for the second quarter of fiscal 2016, we identified errors in the manner in which we recognized revenue on contract support.  Contract support revenue is recognized ratably over the term of the customer arrangement.  In certain instances where contract support is an element of a multiple-element arrangement, we use a hierarchy to determine the fair value allocation for recognition of revenue on each deliverable.  An error related to an input used in this allocation resulted in the overstatement of contract, maintenance, and support revenue of $0.4 million for the three months ended June 30, 2015.  The error was identified and corrected during the second quarter of fiscal 2016.  Additionally, during the second quarter of fiscal 2016, we identified errors in the manner in which we capitalize internal labor on software development projects.   An error in the method by which internal resources account for administrative time resulted in the over capitalization of costs during the last six months of fiscal 2015 and the first three months of fiscal 2016.  The error for each of the three months ended December 31, 2014, March 31, 2015, and June 30, 2015, was $0.1 million. We corrected these errors during the second quarter of fiscal 2016.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the nine month period ended December 31, 2015 or to our estimated fiscal 2016 results.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We have evaluated the effect this pronouncement will have on our consolidated financial statements and related disclosures and determined the adoption of this standard is not expected to be material based on current classification of deferred tax assets and liabilities. We plan to early adopt for the period ending March 31, 2016.

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

As of December 31, 2015, there was no further liability for any of the fiscal 2015 restructuring activities.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision /		December 31,
(In thousands)	2015	Adjustments	Payments	2015
Fiscal 2015 Restructuring Plan:
Severance and other employment costs	$450	$(73)	$(377)	$—

Total restructuring costs	$450	$(73)	$(377)	$—

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2015			March 31, 2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,369)	291	10,660	(10,277)	383
Trade names	230	(41)	189	230	(7)	223
Patented technology	80	(80)	—	80	(80)	—
	24,445	(23,965)	480	24,445	(23,839)	606
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,845	$(23,965)	$8,880	$32,845	$(23,839)	$9,006

Software development costs	$6,359	$(2,119)	$4,240	$6,359	$(1,443)	$4,916
Project expenditures not yet in use	38,522	—	38,522	28,293	—	28,293
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$43,490	$(2,119)	$41,371	$33,261	$(1,443)	$31,818

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2016	$266
2017	1,067
2018	1,067
2019	844
2020	85
2021	—
Total	$3,329

Intangible assets are comprised of acquired and internally developed technology to be sold, leased, or otherwise marketed and other non-software assets including, customer relationships, non-competition agreements, trade names and patented technology. Amortization expense of acquired and internally developed technology is included in Products cost of goods sold and was $0.3 million for the three months ended December 31, 2015 and 2014, and $0.8 million and $0.9 million for the nine months ended December 31, 2015 and 2014. Amortization expense of non-software intangibles is included in operating expenses along with acquired and internally developed internal use software. Internal use software is classified as property and equipment in the Consolidated Balance Sheet. Amortization expense of non-software intangible and internal use assets was $0.3 million and $0.6 million for the three months ended December 31, 2015 and 2014, and $0.9 million and $3.0 million for the nine months ended December 31, 2015 and 2014.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $3.2 million and $4.3 million during the three months ended December 31, 2015 and 2014, respectively, and $10.3 million and $12.1 million during the nine months ended December 31, 2015 and 2014.

6. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	December 31, 2015	March 31, 2015
Accrued liabilities:
Salaries, wages, and related benefits	$8,205	$6,768
Other taxes payable	955	952
Accrued legal settlements	230	70
Restructuring liabilities	—	450
Severance liabilities	6	199
Professional fees	656	504
Deferred rent	413	279
Contingent consideration	43	8
Other	599	771
Total	$11,107	$10,001
Other non-current liabilities:
Uncertain tax positions	$1,459	$1,499
Deferred rent	2,850	1,666
Contingent consideration	61	104
Other	193	358
Total	$4,563	$3,627

Deferred Rent

Deferred rent, current plus non-current, was $3.3 million and $1.9 million as of December 31, 2015 and March 31, 2015. During the first nine months of fiscal 2016, the company renewed our operating lease commitments at our Nevada and Washington facilities through fiscal 2022 and fiscal 2024, respectively.

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $20.9 million and $25.5 million as of December 31, 2015 and March 31, 2015, respectively. The related allowance for doubtful accounts was $0.6 million and $0.9 million as of December 31, 2015 and March 31, 2015, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivable owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims.  The total amount owed as of March 31, 2015 represents approximately 13% of our outstanding accounts receivable as of March 31, 2015. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of December 31, 2015, approximately $0.7 million of pre-petition claims remain outstanding.

7. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and nine months ended December 31, 2015 and 2014:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014
Income tax benefit	$(56)	$(62)	$(100)	$(777)
Effective tax rate	3.2%	2.3%	4.3%	11.4%

For the three and nine months ended December 31, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up indefinite-lived intangibles, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe three patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys' fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter. The litigation is currently stayed pending appeals of covered business method reviews by the United States Patent and Trademark Office of a subset of the patents alleged to be infringed by Agilysys.

9. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net loss	$(1,673)	$(2,715)	$(2,227)	(6,071)

Denominator:
Weighted average shares outstanding	22,493	22,343	22,479	22,336

Loss per share - basic and diluted:
Loss per share	$(0.07)	$(0.12)	$(0.10)	$(0.27)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,804	1,467	1,633	1,360

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 455,574 and 479,268 of restricted shares at December 31, 2015 and 2014, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted (loss) earnings per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs) and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months and six months ended December 31, 2015 and 2014, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Product development	$326	$259	$802	$669
Sales and marketing	46	42	38	74
General and administrative	546	460	1,478	1,085
Total share-based compensation expense	918	761	2,318	1,828

Stock Options

The following table summarizes the activity during the nine months ended December 31, 2015 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2015	582,500	$15.41
Granted	—	—
Exercised	—	—
Cancelled/expired	(37,500)	13.57
Outstanding and exercisable at December 31, 2015	545,000	$15.54	0.4	$—

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the nine months ended December 31, 2015 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2015	394,010	$10.76
Granted	443,827	9.35
Exercised	(17,030)	7.44
Forfeited	(13,567)	10.71
Expired	(1,558)	14.43
Outstanding at December 31, 2015	805,682	$10.05	5.5	$651
Exercisable at December 31, 2015	268,261	$9.74	3.9	$372

As of December 31, 2015, total unrecognized stock based compensation expense related to non-vested SSARs was $2.2 million, which is expected to be recognized over a weighted-average vesting period of 2.04 years.

A total of 2,499 shares, net of 892 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the nine months ended December 31, 2015. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2015 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2015	322,086	$13.49
Granted	183,274	9.34
Vested	(25,487)	10.70
Forfeited	(32,111)	13.06
Outstanding at December 31, 2015	447,762	$11.98

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2015, total unrecognized stock based compensation expense related to non-vested restricted stock was $3.4 million, which is expected to be recognized over a weighted-average vesting period of 1.59 years.

Performance Shares

The following table summarizes the activity during the nine months ended December 31, 2015 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2015	—	$—
Granted	7,812	9.60
Outstanding at December 31, 2015	7,812	$9.60

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of December 31, 2015, total unrecognized stock based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 0.61 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2015 and 2014.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$2,564			$2,564
Liabilities:
Contingent consideration — current	$43			$43
Contingent consideration — non-current	61			61

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	2,493	—	—	2,493
Liabilities:
Contingent consideration — current	8	—	—	8
Contingent consideration — non-current	104	—	—	104

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine months ended
	December 31,
(In thousands)	2015	2014
Corporate-owned life insurance:
Balance on April 1	$2,493	$4,360
Unrealized (loss) gain relating to instruments held at reporting date	6	25
Purchases, sales, issuances and settlements, net	65	45
Proceeds from corporate-owned life insurance policy	—	(1,989)
Balance on December 31	$2,564	$2,441

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Nine months ended
	December 31,
(In thousands)	2015	2014
Contingent consideration
Balance on April 1	$112	$1,739
Activity, payments and other charges (net)	(8)	(6)
Balance on December 31	$104	$1,733

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

Results of Operations

Third Fiscal Quarter 2016 Compared to Third Fiscal Quarter 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2015 and 2014:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$11,924	$7,247	$4,677	64.5%
Support, maintenance and subscription services	14,896	13,920	976	7.0%
Professional services	4,487	3,575	912	25.5%
Total net revenue	31,307	24,742	6,565	26.5%
Cost of goods sold:
Products	6,991	4,413	2,578	58.4%
Support, maintenance and subscription services	4,076	3,006	1,070	35.6%
Professional services	3,732	3,194	538	16.8%
Total cost of goods sold	14,799	10,613	4,186	39.4%
Gross profit	16,508	14,129	2,379	16.8%
Gross profit margin	52.7%	57.1%
Operating expenses:
Product development	6,969	6,670	299	4.5%
Sales and marketing	4,618	3,696	922	24.9%
General and administrative	5,517	5,175	342	6.6%
Depreciation of fixed assets	569	556	13	2.3%
Amortization of intangibles	321	617	(296)	(48.0)%
Restructuring, severance and other charges	8	95	(87)	nm
Legal settlements	185	—	185	nm
Operating loss	$(1,679)	$(2,680)	$1,001	(37.4)%
Operating loss percentage	(5.4)%	(10.8)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2015	2014
Net revenue:
Products	38.1%	29.3%
Support, maintenance and subscription services	47.6	56.3
Professional services	14.3	14.4
Total	100.0%	100.0%
Cost of goods sold:
Products	22.3	17.8
Support, maintenance and subscription services	13.0	12.1
Professional services	11.9	12.9
Total	47.3%	42.9%
Gross profit	52.7%	57.1%
Operating expenses:
Product development	22.3	27.0
Sales and marketing	14.8	14.9
General and administrative	17.6	20.9
Depreciation of fixed assets	1.8	2.2
Amortization of intangibles	1.0	2.5
Restructuring, severance and other charges	—	0.4
Asset write-offs and other fair value adjustments	—	—
Legal settlements	0.6	—
Operating loss	(5.4)%	(10.8)%

Net revenue.  Total net revenue increased $6.6 million, or 26.5%, during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Products revenue increased $4.7 million, or 64.5%, with a significant portion of the growth coming from increased sales related to our existing on-premise proprietary offerings, including hardware replacement sales, as well as increased new logo hardware sales related to our proprietary software sold as a service. Hardware and proprietary software revenue increased $3.5 million, or 75.0%, and $0.8 million, or 49.1%, respectively during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Support, maintenance and subscription services revenue increased $1.0 million, or 7.0%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which saw a 24.4% increase over the same period a year ago, and ongoing support from our proprietary product sales. Professional services revenue increased $0.9 million, or 25.5%, as a result of increased volume of customer installation and implementation projects associated with growth in overall product revenue.

Gross profit and gross profit margin.  Our total gross profit increased $2.4 million, or 16.8%, for the third quarter of fiscal 2016 and total gross profit margin decreased approximately 440 basis points to 52.7%. Products gross profit increased $2.1 million and gross profit margin increased approximately 230 basis points to 41.4% primarily as a result of $0.1 million of software amortization benefit related to developed technology becoming fully amortized in the prior year period, offset by a higher mix of lower margin hardware sales. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 580 basis points to 72.6% as we continue to invest in our subscription platform. Professional services gross profit increased $0.4 million and gross profit margin improved approximately 610 basis points to 16.8% primarily as a result of more efficient use of labor during the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015. During the third quarter of fiscal 2015 gross margin was negatively impacted by increased labor costs required to meet certain customer expectations which resulted in subnormal blended utilization rates.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $1.3 million, or 7.7%, in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.3 million, or 4.5% in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015. This increase is primarily driven by our continued investment in resources related to both our rGuest® and non-rGuest® product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $3.4 million and $4.5 million as software development costs for future use during the three months ended December 31, 2015 and 2014, respectively.

Sales and marketing.  Sales and marketing increased $0.9 million, or 24.9%, in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015. The change is due primarily to $0.7 million of costs related to an increase in headcount of quota carrying salespeople and commission expense in line with revenue achievements during the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015.

General and administrative.  General and administrative increased $0.3 million, or 6.6%, in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 due primarily to $0.2 of a loss on disposal of internal use software related to our support ticketing system and increases in legal professional service fees.

Amortization of intangibles.  Amortization of intangibles decreased $0.3 million or 48.0% in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 primarily due to $0.3 million of reduced expense in the third quarter of fiscal 2016 related to assets becoming fully amortized and assets being replaced or impaired during fiscal 2015.

Legal settlements. During the third quarter of fiscal 2016, we recorded $0.2 million in legal settlements primarily related to employment matters.

Other Expenses (Income)

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expense:
Interest income	$(21)	$(24)	$(3)	(12.5)%
Interest expense	8	7	(1)	(14.3)%
Other expense, net	63	114	51	nm
Total other expense (income), net	$50	$97	$47	48.5%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense remained flat in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar and gain or loss on corporate-owned life insurance policies.

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Income tax benefit	$(56)	$(62)	$(6)	nm
Effective tax rate	3.2%	2.3%

nm - not meaningful
For the three months ended December 31, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up indefinite-lived intangibles, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

For the three months ended December 31, 2014, the effective tax rate was different than the statutory rate due primarily to the decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, and other U.S. permanent book to tax differences.

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

First Nine Months Fiscal 2016 Compared to First Nine Months Fiscal 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for continuing operations for the nine months ended December 31, 2015 and 2014:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$30,678	$20,948	$9,730	46.4%
Support, maintenance and subscription services	44,460	41,514	2,946	7.1%
Professional services	13,304	12,344	960	7.8%
Total net revenue	88,442	74,806	13,636	18.2%
Cost of goods sold:
Products	17,035	11,414	5,621	49.2%
Support, maintenance and subscription services	11,413	9,098	2,315	25.4%
Professional services	9,496	8,823	673	7.6%
Total cost of goods sold	37,944	29,335	8,609	29.3%
Gross profit	50,498	45,471	5,027	11.1%
Gross profit margin	57.1%	60.8%
Operating expenses:
Product development	20,021	18,726	1,295	6.9%
Sales and marketing	14,396	11,407	2,989	26.2%
General and administrative	15,897	16,369	(472)	(2.9)%
Depreciation of fixed assets	1,627	1,702	(75)	(4.4)%
Amortization of intangibles	937	2,994	(2,057)	(68.7)%
Restructuring, severance and other charges	(53)	913	(966)	nm
Asset write-offs and other fair value adjustments	(175)	—	(175)	nm
Legal settlements	185	203	(18)	nm
Operating loss	$(2,337)	$(6,843)	$4,506	(65.8)%
Operating loss percentage	(2.6)%	(9.1)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
	2015	2014
Net revenue:
Products	34.7%	28.0%
Support, maintenance and subscription services	50.3	55.5
Professional services	15.0	16.5
Total	100.0	100.0
Cost of goods sold:
Products	19.3	15.3
Support, maintenance and subscription services	12.9	12.2
Professional services	10.7	11.7
Total	42.9	39.2
Gross profit	57.1	60.8

Operating expenses:
Product development	22.6	25.0
Sales and marketing	16.3	15.2
General and administrative	18.0	21.9
Depreciation of fixed assets	1.8	2.3
Amortization of intangibles	1.1	4.0
Restructuring, severance and other charges	(0.1)	1.2
Asset write-offs and other fair value adjustments	(0.2)	—
Legal settlements	0.2	0.3
Operating loss	(2.6)%	(9.1)%

Net revenue.  Total net revenue increased $13.6 million or 18.2% during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Products revenue increased $9.7 million, or 46.4%, with a significant portion of the growth coming from increased sales related to our existing on-premise proprietary offerings, including hardware replacement sales, as well as increased new logo hardware sales associated with our proprietary software sold as a service. Hardware and proprietary software revenue increased $6.3 million, or 49.4%, and $2.6 million, or 43.5%, respectively during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Support, maintenance and subscription services revenue increased $2.9 million, or 7.1%, as a result of continued focus on selling subscription based hosting revenue, which was an increase of 27.3% year over year, and ongoing support from our growing product sales. Professional services revenue increased $1.0 million, or 7.8% in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 as a result of increased volume of customer installation and implementation projects associated with growth in overall product revenue.

Gross profit and gross profit margin.  Our total gross profit increased 5.0 million, or 11.1%, for the first nine months of fiscal 2016 and total gross profit margin decreased 370 basis points to 57.1%. Products gross profit increased $4.1 million and gross profit margin remained relatively flat decreasing 100 basis points to 44.5% primarily as a result of a higher mix of lower margin hardware sales, offset by $0.2 million of software amortization benefit related to developed technology becoming fully amortized in the prior year period. Support, maintenance and subscription services gross profit increased $0.6 million while gross margin decreased 380 basis points to 74.3% as we continue to invest in our subscription platform. Professional services gross margin increased $0.3 million and gross profit margin remained consistent at 28.6%.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased by $1.7 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.

Product development.  Product development includes all expenses associated with research and development. Product development increased $1.3 million, or 6.9% in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. This increase is primarily driven by our our continued investment in resources related to both our rGuest® and non-rGuest® product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $10.9 million and $12.3 million during the nine months ended December 31, 2015 and December 31, 2014, respectively.

Sales and marketing.  Sales and marketing increased $3.0 million, or 26.2%, in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The change is due primarily to $2.7 million of costs related to an increase in headcount of quota carrying salespeople and commission expense in line with revenue achievements during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.

General and administrative.  General and administrative decreased $0.5 million, or 2.9%, in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 due primarily to a reduction in spend related to system upgrades that occurred during the first half of fiscal 2015 and a reduction in discretionary expenses as we begin to yield the benefit from the restructuring activities announced in the fourth quarter of fiscal 2015.

Amortization of intangibles.  Amortization of intangibles decreased $2.1 million, or 68.7%, in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $0.9 million in the first half of fiscal 2015 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014. Additionally, $1.1 million was recorded during the first nine months of fiscal 2015 related to assets becoming fully amortized and assets being replaced or impaired during fiscal 2015.

Restructuring, severance and other charges. In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions and to reduce operating costs and recorded $0.2 million in restructuring charges related to the fiscal 2015 activities, comprised of severance and other employee related benefits. In addition, during the first nine months of fiscal 2015, we recorded $0.4 million related to fiscal 2014 restructuring activities announced to better align corporate functions and to reduce operation costs following the sale of RSG. Non-restructuring severance and other charges during the first nine months of fiscal 2015 were approximately $0.4 million.

Asset write-offs and other fair value adjustments. During the first nine months of fiscal 2016, we recorded a gain of $0.2 million related to the write-off of product transition costs previously accrued for in connection with an impairment of our Guest 360™ property management solution in fiscal 2012. The customer associated with this residual reserve became insolvent during the second quarter of fiscal 2016.

Legal settlements. During each of the first nine months of fiscal 2016 and fiscal 2015, we recorded $0.2 million in legal settlements for employment and other business related matters.

Other (Income) Expenses

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expense:
Interest income	(70)	(98)	$(28)	(28.6)%
Interest expense	20	35	15	42.9%
Other expense, net	40	68	28	41.2%
Total other income (expense), net	$(10)	$5	$15	nm

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense remained flat in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of Asian and European currencies against the US dollar and gain or loss on corporate-owned life insurance policies.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Income tax benefit	$(100)	$(777)	$(677)	nm
Effective tax rate	4.3%	11.4%

nm - not meaningful
For the first nine months of fiscal 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up indefinite-lived intangibles, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at December 31, 2015. We believe that cash flow from operating activities, cash on hand of $65.7 million as of December 31, 2015 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of December 31, 2015 and March 31, 2015, our total debt was approximately $0.2 million, comprised of capital lease obligations in both periods.

At December 31, 2015, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 96% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$8,314	$(7,469)
Investing activities	(17,170)	(22,545)
Financing activities	$(464)	$(289)
Effect of exchange rate changes on cash	(95)	(154)
Net decrease in cash and cash equivalents	$(9,415)	$(30,457)

Cash flow provided by (used in) operating activities.  Cash flows provided by operating activities was $8.3 million in the first nine months of fiscal 2016. The use of cash was attributable to $5.3 million in net working capital movements associated mainly with $4.5 million in increased collections on accounts receivable partially associated with the timing of annual support billings, $5.5 million increase deferred revenue related to support services, offset by increases in inventory and other prepaid expenses of $4.5 million. Working capital movements were positively impacted by $3.5 million related to our operating loss adjusted for depreciation, amortization, share based compensation, asset write-offs and fair value adjustments, and loss on disposal of property & equipment.

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

Cash flow used in investing activities. In fiscal 2016, the $17.2 million in cash used in investing activities was primarily comprised of $13.5 million for the development of proprietary software and $3.6 million for purchase of property and equipment, including internal use software.

In fiscal 2015, the $22.5 million in cash used in investing activities was primarily comprised of $5.1 million in net purchases of marketable securities, $3.9 million for acquisition of developed technology for our rGuest® Seat product, $3.9 million used for the new ERP replacement project and purchase of property and equipment and $12.5 million for the development of proprietary software. This was partially offset by $2.0 million in proceeds received from a company owned life insurance policy.

Cash flow used in financing activities.  During the first nine months of fiscal 2016, the $0.5 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

During the first nine months of fiscal 2015, the $0.3 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of December 31, 2015, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weaknesses in our internal control over financial reporting described further below.

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

Also in February 2016, our management evaluated multiple out of quarter adjustments that were not detected and corrected on a timely basis by our review controls in fiscal year 2016, including those described under the heading “Correction of Errors” in Note 1 to our consolidated financial statements above. While these out of quarter adjustments were not material individually and in the aggregate to the consolidated financial statements, these adjustments indicate that our review controls in certain areas requiring complex manual calculations and application of certain complex accounting matters are not operating effectively. In aggregate, this control deficiency suggests an underlying risk that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management has determined that this control deficiency constituted a material weakness.

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

In response to the fiscal year 2016 out of quarter adjustments, management has implemented organizational changes designed to streamline roles and enhance the precision of review control procedures in certain areas that require complex manual calculations, such as fair value allocation for support revenue and capitalization of internal labor hours,  and ensure management documentation for the application of certain complex accounting matters is sufficient to satisfy the objective of the related review controls and their timely execution.

Our management believes the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, our management may execute additional measures to address the material weaknesses or modify the remediation plan described and will continue to review and make necessary changes to the overall design of our internal controls.

Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

We have identified material weaknesses in our internal controls over financial reporting, and our business may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, and December 31, 2015, because of material weaknesses in our internal control over financial reporting.
We did not adequately design and maintain effective controls related to the review of significant assumptions used in the impairment tests related to the valuation of indefinite-lived intangible assets and capitalized software assets. Also, multiple out of quarter adjustments that were not detected and corrected on a timely basis by our review controls in fiscal year 2016 indicate that certain of our review controls are not operating effectively. While these control deficiencies did not result in a material misstatement of previously filed annual or interim consolidated financial statements, these control deficiencies suggest an underlying risk that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to address these and any other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, and our business and operating results could be materially and adversely affected.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2015.

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