Form 10-K
period 2016-03-31
AGILYSYS INC
filed 2016-06-10
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of June 30, 2015 was $134,876,553.

As of May 27, 2016, 22,942,231 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2016

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

Part I

Item 1. Business.

Overview
Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management (PMS), inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong, Malaysia and the Philippines.

The sales of our Retail Solutions Group (RSG) business and United Kingdom business entity (UK entity) each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the twelve months ended March 31, 2014.

Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202 and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2016 refers to the fiscal year ended March 31, 2016.

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

Products, Support and Professional Services

We are a leading developer and marketer of software enabled solutions and services to the hospitality industry, including: hardware and software products; support, maintenance and subscription services; and, professional services. Areas of specialization are point-of-sale, property management, inventory and procurement, workforce management, and mobile and wireless solutions designed to streamline operations, improve efficiency and enhance the guest experience.

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue from continuing operations for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2016	2015	2014
Products	$41,445	$31,846	$34,629
Support, maintenance and subscription services	60,104	56,013	53,169
Professional services	18,817	15,655	13,463
Total	$120,366	$103,514	$101,261

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

The rGuest platform currently includes the following in-market solutions:

rGuest® Stay is the company’s groundbreaking cloud-based property management system that optimizes operational efficiency, increases revenue and enhances guest service. rGuest Stay is currently generally available for limited service and select service hotels and chains.

rGuest Stay is an innovative web-based property management system built using the revolutionary Agilysys rGuest hospitality platform. The guest-centric PMS leverages a standards-based solution on an open architecture with public APIs to enable richly integrated applications delivered from Agilysys, its partners and customers. rGuest Stay offers powerful capabilities for multi-property operations. Managers can view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

Focused on improving revenue and streamlining operations, rGuest Stay is designed to enable hotels to gather and analyze guest information that can be used to create loyalty-generating offers and increase guest wallet share. In addition, running natively in a browser on both desktop and tablet devices, it delivers real-time operating metrics so that hotels can more accurately forecast demand and scale guest services accordingly.

To help improve property operations, rGuest Stay offers a next-generation housekeeping optimization engine built using the included rGuest workflow engine that assigns staff resources to balance guest needs and operational efficiency. In addition, its intuitive user interface and online help functionality reduce team training time and ensure superior guest service with rapid solution ROI.

rGuest Buy is an enterprise-class self-service, and customer-facing point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as Grab N Go, corporate cafeterias and food courts. It includes self-service “order and pay” kiosks, and kitchen workflow management systems. rGuest Buy is currently available in limited release.

rGuest Buy’s intuitive customer-facing order and pay experiences transfer the control and convenience to the end user. The self-service components reduce on-site labor needed to manage venue operations, while improving customer throughput, check size, order accuracy, customer experience and satisfaction. The platform-driven and cloud-based solution allows for easy deployments and management at scale resulting in a lowered overall cost of ownership.

rGuest Buy offers:

•
Extensibility & partner ecosystem: The technology architecture allows for rich data integrations for all Agilysys products (InfoGenesis, rGuest Pay, rGuest Analyze, etc.), as well as easy integrations for a partner development ecosystem, and customer applications.

•
“Self-managed” Cloud Solution: Fully managed cloud solution pushes latest releases, patches and features automatically to all rGuest Buy devices at the property. This ensures quicker support turn-around times, zero on-site IT resources for maintenance, robust security and uptimes.

•	“Always on” Business - No offline interruptions: rGuest Buy offers “always-on” customer experience with robust network tolerance and offline capabilities.

•	Manage at Scale: rGuest Buy allows to map a complex business structure in an intuitive way to support propagation of brands, concepts, and other policies.

•
Reduce Risk - PCI validated payment platform: rGuest Buy integrates with rGuest Pay, our secure payment platform. Protect brand value and avoid liability with our encrypted card data solution. Safeguard against fraud and chargebacks by implementing EMV solutions, and protect application data via SSL.

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

rGuest Pay offers:

•	A full suite of credit card processing services

•	Industry-leading payment security through tokenization and P2PE

•	Flexible hardware supporting EMV and NFC contactless transactions

•	Integration with 3rd Party application through a simple-to-use API

•	Consolidated transaction reporting

•	Comprehensive payment processor support

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

Going forward, Agilysys plans to introduce additional functionality and modules for the rGuest platform.

As we move forward with a focus on selling the rGuest platform and modules, we are committed to providing our customers an upgrade and/or migration path from previously purchased Agilysys products to the new rGuest application.

Agilysys’ additional iconic offerings for point-of-sale, property management, inventory procurement, workforce management, document management and activity booking product and services include:

All POS products are available through traditional software licensing or via subscription.

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

Property Management Systems (“PMS”)

•
Agilysys Lodging Management System® (LMS) is an on-premises, web-enabled PMS solution targeting the Casino/Gaming segment (also offered as a hosted solution). It runs 24/7 to automate every aspect of hotel operations in properties of 1,000 rooms or more, and has interfaces to all core casino management systems.. Its foundation expands to incorporate modules for sales and catering, activities scheduling, attraction ticketing and more.

•
Agilysys Visual One™ PMS is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete PMS solution enabling the resort to run its end-to-end operations, including Front Desk, House Keeping, Sales & Catering, Maintenance, Accounting, SPA, Golf and Activities. For complex resorts that require an enterprise-wide system, Visual One provides an integrated solution with interfaces to leading global distribution systems (GDSs) and our other products.

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

The WMx solution is available through traditional software licensing or via subscription.

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

Professional Services: We have industry-leading expertise in designing, implementing, integrating and installing customized solutions into both traditional and newly created platforms. For existing enterprises, we seamlessly integrate new systems and for start-ups and fast-growing customers, we become a partner that can manage large-scale rollouts and tight construction schedules. Our extensive experience ranges from staging equipment to phased rollouts as well as training staff in a manner that saves our customers time and money. Agilysys has recently added the ability to migrate on premise property lodging data to the LMS® Property Management System hosted solution. In addition, as part of the addition of a new consulting practice, we now can provide operational expertise to help achieve maximum effectiveness and efficiencies.

Representative Agilysys clients include:

AVI Foodsystems, Inc.	The Cosmopolitan of Las Vegas	Resorts World Bimini
Banner Health	CSU Fullerton Auxiliary Services Corporation	Rosen Hotels & Resorts
Benchmarc Restaurants	Drury Hotels Company	Royal Caribbean International
Black Rock Resort	Farmers Restaurant Group	Royal Lahaina Resort
Boyd Gaming Corporation	Golden Nugget Lake Charles	Sands Casino Resort Bethlehem
BR Guest Hospitality	Grand Sierra Resort and Casino	SAVOR
The Breakers Palm Beach	Harbor Winds Hotel	The Sea Pines Resort
The Broadmoor's Ranch at Emerald Valley	Hialeah Park	Spooky Nook Sports
Caesars Entertainment	Ho-Chunk Gaming	Sugar Factory
Cal Dining at UC Berkeley	Maryland Live! Casino	SUNY Cobleskill
Camanche Nation of Oklahoma	Norwegian Cruise Line	The Venetian Resort Hotel Casino
Camelback Lodge & Waterpark	Oxford Casino	University of Akron
Compass Group North America	Palm Garden Hotel	Vail Resorts
Casa Ybel Resort	Pinehurst Resort	Valley View Casino & Hotel
Casino del Sol	Pinnacle Entertainment	Vanderbilt University
Copper Mountain	Prairie Band Casino & Resort	Yale University

Industry and Markets

We offer specific solutions for customers of varying sizes across four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare.

The hospitality industry encompasses a wide variety of market sectors and customers. We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong, Malaysia and the Philippines. Sales to customers outside of the United States represent approximately 5% of total sales.

The hospitality industry is highly fragmented and composed by a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadiums, and arenas, among others. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to American Hotel & Lodging Association, the U.S. lodging industry generated approximately $176 billion in lodging revenue in calendar 2014, while PwC's, Hospitality Directions US 2016, reports an average of approximately 65.5% of approximately 4.9 million available rooms occupied at an average daily rate (ADR) of $120.04. This compares with 64.4% in 2014 at an ADR of $114.95. US lodging revenue further grew by 8% in 2015 (Travel Weekly).

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

We have a significant customer base in the commercial casino and gaming sector. According to Statista, US Gaming industry annual revenues surpassed $71 billion in 2015, as compared to approximately $68.7 billion in 2014. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the corporate market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing PMS systems to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as gaming operators migrate toward cashless operations and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. Guests and potential customers are expecting an experience that reflects their unique tastes, preferences and travel habits and cruise operators have seen the need to adequately support the increasing level of personalization and detail required to capture the highest level of guest satisfaction. Our products and services can best help them to deliver on this critical part of their business. According to the Cruise Lines International Association and Cruise

Market Watch, cruise lines continued the growth trends of recent years in 2015 with Total worldwide cruise capacity at the end of 2015 at 486,385 passengers (a 7.3% increase over 2014). The worldwide cruise ship fleet currently stands at 298 ships and the current order book, covering 2015-2020, includes 55 new builds. The industry carried over 22.2 million passengers in 2015, up from nearly 21.5 million passengers in 2014.

Customers

Our customers include large, medium-sized and boutique companies, and divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important, particularly in the lodging, casino, destination resort, cruise line, foodservice industries where competition for guest recruitment is intense. Our current customer base is highly fragmented, with one customer representing approximately 10% of consolidated revenue from continuing operations as of March 31, 2016.

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

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include Oracle Corp., NCR, Constellation Software, Inc. and Infor. We also compete with software companies like IDeaS Revenue Solutions, POSitouch, Northwind and Xpient Solutions. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of May 30, 2016, we had 553 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

We review our goodwill, intangible assets and capitalized software development costs for impairment on at least an annual basis. During the fourth quarter of fiscal 2016, we determined that the remaining net book value of our acquired developed technology WMx exceeded its net realizable value resulting in an impairment charge of $0.6 million. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to further write down the carrying value of goodwill, intangible assets or capitalized software development in the future.

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

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims still outstanding. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of March 31, 2016, approximately $0.7 million of pre-petition claims remain outstanding. Caesars entertainment properties have continued to operate in the ordinary course following the bankruptcy filing, and we have continued to do business with Caesars in the ordinary course. Our business with Caesars is subject to a number of risks, including our ability to collect outstanding accounts receivable, as well as the risks that Caesars’ bankruptcy restructuring may not be successful, or that Caesars ceases normal operations or seeks to renegotiate its existing obligations through bankruptcy protection or otherwise.

We have identified material weaknesses in our internal controls over financial reporting, and our business may be adversely affected if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We concluded that our disclosure controls and procedures were not effective as of March 31, 2015, and December 31, 2015, because of material weaknesses in our internal control over financial reporting. Specifically, at these times we had not adequately designed and maintained effective controls related to the review of significant assumptions used in the impairment tests related to the valuation of indefinite-lived intangible assets and capitalized software assets. Also, multiple out of quarter adjustments that were not detected and corrected on a timely basis by our review controls in fiscal year 2016 indicated that certain of our review controls were not then operating effectively. While these control deficiencies did not result in a material misstatement of previously filed annual or interim consolidated financial statements and have since been remediated, these control deficiencies suggest an underlying risk that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The existence of one or more additional material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to address these and any other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, and our business and operating results could be materially and adversely affected.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2016, the trading price of our common stock ranged from a high of $12.56 to a low of $7.97. The volatility of our stock price may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate services are located in Alpharetta, Georgia where we lease approximately 23,000 square feet of office space. In addition, we lease approximately 34,000 square feet of office space in Las Vegas, Nevada and 22,000 square feet of office space in Bellevue, Washington. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

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

2016	High	Low
Fourth quarter	$11.77	$8.50
Third quarter	$12.56	$9.62
Second quarter	$12.19	$7.97
First quarter	$10.43	$8.72

2015	High	Low
Fourth quarter	$12.54	$9.39
Third quarter	$12.74	$10.35
Second quarter	$14.52	$11.58
First quarter	$15.02	$11.89

The closing price of the common shares on May 27, 2016, was $11.68 per share. There were 1,688 active shareholders of record.

We did not pay dividends in fiscal 2016 or 2015 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2011 through March 31, 2016. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2011	2012	2013	2014	2015	2016
Agilysys, Inc.	$100.00	$156.62	$173.17	$233.45	$171.43	$177.87
Russell 2000	$100.00	$99.82	$116.09	$145.00	$156.90	$141.59
Peer Group	$100.00	$92.50	$114.89	$153.45	$181.27	$161.94

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data.

The following selected consolidated financial and operating data was derived from our audited consolidated financial statements and the current and prior period operating results of our UK entity and RSG have been classified within discontinued operations for all periods presented as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	Year ended March 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Operating results
Net revenue	$120,366	$103,514	$101,261	$94,008	$82,051
Gross profit	68,106	60,081	64,040	57,619	49,626
Operating loss	(4,313)	(12,467)	(6,188)	(9,307)	(45,840)
Loss from continuing operations, net of taxes	(3,765)	(11,497)	(2,895)	(6,214)	(37,493)
Income from discontinued operations, net of taxes	—	—	19,992	4,916	14,710
Net (loss) income	$(3,765)	$(11,497)	$17,097	$(1,298)	$(22,783)

Per share data (1)
Basic and diluted
Loss from continuing operations	$(0.17)	$(0.51)	$(0.13)	$(0.28)	$(1.67)
Income from discontinued operations	—	—	0.90	0.22	0.65
Net (loss) income	$(0.17)	$(0.51)	$0.77	$(0.06)	$(1.02)

Weighted-average shares outstanding - basic and diluted	22,483	22,338	22,135	21,880	22,432

Balance sheet data at year end
Cash and cash equivalents	$60,608	$75,067	$99,566	$82,444	$95,511
Working capital	41,401	54,407	81,711	72,122	76,286
Total assets	185,157	181,525	190,895	197,498	204,464
Total debt	333	189	335	86	384
Total shareholders’ equity	123,473	124,188	132,873	113,856	114,438

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

Overview

Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management (PMS), inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong, Malaysia and the Philippines. Agilysys is comprised of a single operating segment and operates as a pure play software-driven solutions provider to the hospitality industry.

Following the divestiture of the Retail Solutions Group (RSG) in July 2013, and our United Kingdom business entity (UK entity) in March 2014, Agilysys operates as one operating segment and as a pure play software-driven solutions provider to the hospitality industry. The sale of RSG and the UK entity each represented the disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Consolidated Financial Statements for the periods presented (see Note 4).

Our top priority is increasing shareholder value by improving operating and financial performance and profitability growing the business through superior products and services. To that end, we expect to invest a certain portion of our cash on hand to develop and market new software products, to fund enhancements to existing software products, to expand our customer breadth, both vertically and geographically.

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

Accordingly, the discussion and analysis presented below, reflects our continuing operations only.

Results of Operations

Fiscal 2016 Compared with Fiscal 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2016 and 2015:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$41,445	$31,846	$9,599	30.1%
Support, maintenance and subscription services	60,104	56,013	4,091	7.3%
Professional services	18,817	15,655	3,162	20.2%
Total net revenue	120,366	103,514	16,852	16.3%
Cost of goods sold:
Products, inclusive of developed technology amortization	23,326	18,732	4,594	24.5%
Support, maintenance and subscription services	15,394	12,461	2,933	23.5%
Professional services	13,540	12,240	1,300	10.6%
Total cost of goods sold	52,260	43,433	8,827	20.3%
Gross profit	68,106	60,081	8,025	13.4%
Gross profit margin	56.6%	58.0%
Operating expenses:
Product development	26,688	25,316	1,372	5.4%
Sales and marketing	19,740	16,357	3,383	20.7%
General and administrative	21,818	21,668	150	0.7%
Depreciation of fixed assets	2,199	2,225	(26)	(1.2)%
Amortization of intangibles	1,243	3,461	(2,218)	(64.1)%
Restructuring, severance and other charges	283	1,836	(1,553)	nm
Asset write-offs and other fair value adjustments	180	1,482	(1,302)	nm
Legal settlements	268	203	65	100.0%
Operating loss	$(4,313)	$(12,467)	$8,154	(65.4)%
Operating loss percentage	(3.6)%	(12.0)%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2016	2015
Net revenue:
Products	34.4%	30.8%
Support, maintenance and subscription services	50.0	54.1
Professional services	15.6	15.1
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	19.4	18.1
Support, maintenance and subscription services	12.8	12.0
Professional services	11.2	11.8
Total net cost of goods sold	43.4	42.0
Gross profit	56.6	58.0
Operating expenses:
Product development	22.2	24.5
Sales and marketing	16.4	15.8
General and administrative	18.1	20.9
Depreciation of fixed assets	1.8	2.1
Amortization of intangibles	1.0	3.3
Asset write-offs and other fair value adjustments	0.2	1.8
Restructuring, severance and other charges	0.1	1.4
Legal settlements	0.2	0.2
Operating loss	(3.6)%	(12.0)%

Net revenue.  Total revenue increased $16.9 million, or 16.3%, in fiscal 2016 compared to fiscal 2015. Products revenue increased $9.6 million, or 30.1%, with a significant portion of the growth coming from increased sales related to our existing on-premise proprietary offerings, including hardware replacement sales, as well as increased new logo hardware sales associated with our proprietary software sold as a service. Support, maintenance and subscription services revenue increased $4.1 million, or 7.3%, as a result of continued focus on selling hosted perpetual and subscription services revenue which increased 29.0% year over year, and ongoing support from our proprietary product sales. Hosted perpetual and subscription service revenue comprised 9% of total consolidated revenues in 2016 compared to 8% in 2015. Professional services revenue increased $3.2 million, or 20.2%, as a result of increased volume of customer installation and implementation projects associated with growth in overall proprietary product revenue.

Gross profit and gross profit margin. Our total gross profit increased $8.0 million, or 13.4%, in fiscal 2016 and total gross profit margin decreased 140 basis points to 56.6%. Products gross profit increased $5.0 million and gross profit margin increased 250 basis points to 43.7%  primarily as a result of a higher mix of lower margin hardware sales, offset by $0.3 million of software amortization benefit related to developed technology becoming fully amortized in the prior year period. Support, maintenance and subscription services gross profit increased $1.2 million and gross profit margin decreased 340 basis points to 74.4% due to a change in the mix of labor resources needed for maintenance of our products and continued investment in our subscription platform. Professional services gross profit increased $1.9 million and gross profit margin increased 620 basis points to 28.0% as a result of higher cost of labor required in the third and fourth quarter of fiscal 2015 to meet a customer commitment that did not recur in fiscal 2016.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $2.7, or 3.9%, in fiscal 2016 compared with fiscal 2015. As a percent of total revenue, operating expenses have declined 7.1% in fiscal 2016 compared with fiscal 2015.

Product development.  Product development includes all expenses associated with research and development. Product development increased $1.4 million, or 5.4%, during fiscal 2016 as compared to fiscal 2015. This increase is primarily driven by our our continued investment in resources related to both our rGuest® and iconic product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers.  In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $14.2 million and $17.6 million during fiscal 2016 and 2015, respectively.

Sales and marketing.  Sales and marketing increased $3.4 million, or 20.7%, in fiscal 2016 compared with fiscal 2015. The change is due primarily to $3.9 million of costs related to an increase in headcount of quota carrying salespeople and commission expense in line with revenue achievements in fiscal 2016 compared to fiscal 2015.

General and administrative.  General and administrative remained relatively consistent increasing $0.2 million, or 0.7%, in fiscal 2016 compared to fiscal 2015. The change is primarily due to favorable reductions of $0.9 million as a result of fiscal 2016 and 2015 initiatives to continue to reduce operating costs in line with our company strategy, offset by an increase in incentive compensation of $1.3 million associated with overall improved financial results.

Depreciation of fixed assets.  Depreciation of fixed assets remained flat in fiscal 2016 as compared to fiscal 2015.

Amortization of intangibles.  Amortization of intangibles decreased $2.2 million, or 64.1%, in fiscal 2016 as compared to fiscal 2015. In October 2013, we initiated an internal ERP replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $0.9 million in fiscal 2015 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014. Additionally, $1.1 million was recorded during fiscal 2015 related to assets becoming fully amortized and assets being replaced or impaired during fiscal 2015.

Asset write-offs and other fair value adjustments. Asset write-offs and other fair value adjustments decreased $1.5 million from $1.8 million in fiscal 2015 to $0.3 million in fiscal 2016. The net change was driven by the following factors:

Fiscal 2016 Activity:

•
Intangible write-off (Developed Technology). As of March 31, 2016, in connection with the partnership entered into to resell a third party workforce management solution, we determined that the remaining net book value of the acquired developed technology WMx®™ exceeded its net realizable value resulting in an impairment charge of $0.3 million.

•
Product transition cost fair value adjustment. During fiscal 2016, we recorded a gain of $0.2 million related to the write-off of product transition costs previously accrued for in connection with an impairment of our Guest 360™ property management solution in fiscal 2012. The customer associated with this residual reserve became insolvent during the second quarter of fiscal 2016.

•
Contingent consideration fair value adjustment. As of March 31, 2016, we adjusted the fair value of the TimeManagement Corporation (TMC) by $0.1 million to reflect expected settlement and early termination in connection with our strategic transition to enter into a partnership to resell a third party workforce management solution.

Fiscal 2015 Activity:

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

•
Contingent consideration fair value adjustment. The fiscal 2015 write-offs were offset by a gain of $1.6 million recorded in fiscal 2015 to adjust the carrying value of the TimeManagement Corporation (TMC) contingent consideration to fair value. This adjustment was recorded as a result of a decrease in expected revenues associated with the contingent consideration.

Restructuring, severance and other charges. In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.3 million in restructuring charges related to the Q4 fiscal 2016 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2016, we had a remaining liability of approximately $0.2 million recorded for the Q4 fiscal 2016 restructuring activity. We expect to record additional restructuring expense related to the Q4 fiscal 2016 restructuring event during fiscal 2017 as those obligations become present and the definition of a liability included in FASB Concepts Statement No. 6, Elements of Financial Statements, is met. These additional charges are not expected to exceed $0.2 million.

Our restructuring actions are discussed further in Note 5, Restructuring Charges.

Legal settlements. During fiscal 2016, we recorded $0.3 million in legal settlements for employment and other business related matters compared to $0.2 million in legal settlements recorded in fiscal 2015 to finalize legal disputes originally estimated and recorded in that fiscal year.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expense:
Interest income	$(92)	$(110)	$(18)	nm
Interest expense	29	48	19	39.6%
Other (income) expense, net	(491)	146	637	nm
Total other (income) expense, net	$(554)	$84	$638	nm

nm - not meaningful

Interest income.  Interest income remained relatively consistent during fiscal 2016 as compared to fiscal 2015.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense decreased in fiscal 2016 compared to fiscal 2015 due to expiration and non-renewal of certain capital leases.

Other income (expense), net.  Other income increased $0.5 million in fiscal 2016 compared to fiscal 2015 primarily due to $0.1 million of changes in cash surrender value of company owned life insurance policies and a $0.5 million gain on the redemption of company owned life insurance policies in 2016.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax expense (benefit)	$6	$(1,054)	$(1,060)	nm
Effective tax rate	(0.2)%	8.4%

nm - not meaningful

For fiscal 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, receipt of death benefits on company owned life insurance, state taxes and other U.S. permanent book to tax differences.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. We expect that we may release $0.2M, the Hong Kong portion of the valuation allowance. We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of the release increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

Fiscal 2015 Compared to Fiscal 2014

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2015 and 2014:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2015	2014	$	%
Net revenue:
Products	$31,846	$34,629	$(2,783)	(8.0)%
Support, maintenance and subscription services	56,013	53,169	2,844	5.3%
Professional services	15,655	13,463	2,192	16.3%
Total net revenue	103,514	101,261	2,253	2.2%
Cost of goods sold:
Products, inclusive of developed technology amortization	18,732	17,027	1,705	10.0%
Support, maintenance and subscription services	12,461	10,786	1,675	15.5%
Professional services	12,240	9,408	2,832	30.1%
Total cost of goods sold	43,433	37,221	6,212	16.7%
Gross profit	60,081	64,040	(3,959)	(6.2)%
Gross profit margin	58.0%	63.2%
Operating expenses:
Product development	25,316	25,212	104	0.4%
Sales and marketing	16,357	14,059	2,298	16.3%
General and administrative	21,668	20,750	918	4.4%
Depreciation of fixed assets	2,225	2,074	151	7.3%
Amortization of intangibles	3,461	6,414	(2,953)	(46.0)%
Restructuring, severance and other charges	1,836	327	1,509	nm
Asset write-offs and other fair value adjustments	1,482	1,392	90	6.5%
Legal settlements	203	—	203	nm
Operating loss	$(12,467)	$(6,188)	$(6,279)	101.5%
Operating loss percentage	(12.0)%	(6.1)%
nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2015	2014
Net revenue:
Products	30.8%	34.2%
Support, maintenance and subscription services	54.1	52.5
Professional services	15.1	13.3
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	18.1	16.8
Support, maintenance and subscription services	12.0	10.7
Professional services	11.8	9.3
Total cost of goods sold	42.0	36.8
Gross profit	58.0	63.2
Operating expenses:
Product development	24.5	24.9
Sales and marketing	15.8	13.9
General and administrative	20.9	20.5
Depreciation of fixed assets	2.1	2.0
Amortization of intangibles	3.3	6.3
Restructuring, severance and other charges	1.8	0.3
Asset write-offs and other fair value adjustments	1.4	1.4
Legal settlements	0.2	—
Operating loss	(12.0)%	(6.1)%

Net revenue.  Total revenue increased $2.3 million, or 2.2%, in fiscal 2015 compared to fiscal 2014. Products revenue decreased $2.8 million, or 8.0%, primarily as a result of a slowing in product sales in line with our strategic initiatives to emphasize subscription based service revenue and new logo business. Support, maintenance and subscription services revenue increased $2.8 million, or 5.3%, as a result of continued focus on selling hosted perpetual and subscription based service revenue which was an increase of 11.3% year over year, and ongoing support from our proprietary product sales. Hosted perpetual and subscription based service revenue comprised 8% of total consolidated revenues in 2015 compared to 7% in 2014. Professional services revenue increased $2.2 million, or 16.3%, due to the timing of customer installations including two large service projects during fiscal 2015 that resulted in approximately $1.9 million in revenue.

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

Other Expense (Income)

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2015	2014	$	%
Other (income) expenses
Interest income	$(110)	$(123)	$(13)	nm
Interest expense	48	184	136	73.9%
Other (income) expense, net	146	(863)	(1,009)	nm
Total other expense (income), net	$84	$(802)	$(886)	nm

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

Purchase of TimeManagement Corporation - Fiscal 2014

On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next five years. Payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. As of March 31, 2015, we recorded a gain of $1.6 million to adjust the carrying value of the TMC contingent consideration to fair value. This adjustment was recorded as a result of a decrease in expected revenues associated with the contingent consideration. As of March 31, 2016, we recorded an additional $0.1 million to reflect expected settlement and early termination of the liability in connection with our strategic transition to enter into a partnership to resell a third party workforce management solution. The adjustments are recorded within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

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

Discontinued Operations

UK Entity – Fiscal 2014

In March 2014, we completed the sale of our UK entity to Verteda Limited (Verteda), a U.K. based company, for total consideration of approximately $0.6 million, comprised of $0.7 million in cash and a receivable due to us from Verteda of $0.8 million, net of cash on hand of $0.9 million. During fiscal 2016 we received full payment of the amount due to us from Verteda. In connection with the sale, we have entered into a multi-year distribution agreement whereby Verteda will distribute certain of our products within the U.K. We will continue to manage all property management system accounts as well as key global accounts in the EMEA market. The sale of our UK entity represented a disposal of a component of an entity. As such, the operating results of the UK entity have been reported as a component of discontinued operations in the Consolidated Statements of Operations for the periods presented. In addition, the assets and liabilities of the UK entity are classified as discontinued operations in our Consolidated Balance Sheets for the periods presented.

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

Additional information regarding restructuring charges is provided within the preceding Results of Operations section and in Note 5 to the Consolidated Financial Statements titled, Restructuring Charges.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2016. We believe that cash flow from operating activities, cash on hand of $60.6 million as of March 31, 2016, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2016 and March 31, 2015, our total debt was approximately $0.3 million and $0.2 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2016, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturity from date of acquisition of three months or less, including investments in commercial paper, of which 95% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Year ended March 31,
(In thousands)	2016	2015	2014
Net cash (used in) provided by continuing operations:
Operating activities	$7,218	$(2,186)	$1,384
Investing activities	(21,013)	(21,632)	17,724
Financing activities	(577)	(401)	(883)
Effect of exchange rate changes on cash	(87)	(280)	(44)
Cash flows (used in) provided by continuing operations	(14,459)	(24,499)	18,181
Cash flows used in discontinued operations	—	—	(1,546)
Net (decrease) increase in cash and cash equivalents	$(14,459)	$(24,499)	$16,635

Cash flow provided by (used in) operating activities from continuing operations. Cash flows provided by operating activities were $7.2 million in fiscal 2016. The use of cash was attributable to $3.2 million in net working capital movements associated mainly with $3.2 million in increased collections on accounts receivable. Working capital movements were positively impacted by $4.1 million related to our operating loss adjusted for depreciation, amortization, share based compensation, asset write-offs and fair value adjustments, loss on disposal of property & equipment, and change in cash surrender value of company owned life insurance.

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

Cash flow (used in) provided by investing activities from continuing operations. Cash flows used in investing activities in fiscal 2016 were $21.0 million. This is primarily attributed to $16.1 million in development of proprietary software and $4.8 million for purchase of property and equipment, including internal use software.

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

Cash flow used in financing activities from continuing operations.  In fiscal 2016, the $0.6 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the exercise price of the options, and payments on capital lease obligations.

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

Investments
Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies. Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a non-cancelable separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary. Our investment in corporate-owned life insurance policies was recorded at their cash surrender value, which approximates fair value, at the balance sheet date. During fiscal 2016, we recorded $2.0 million related to the expected death benefit due to us on redemption of two of these policies within "Other current assets" in the Consolidated Balance Sheets.   The expected split portion due the executives designated beneficiary of $0.2 million was recorded within "Other current liabilities" in the Consolidated Balance Sheets. The cash surrender value of $0.8 million for the remaining policies were held in “Other non-current assets” at the balance sheet date. The present value of future proceeds owed to those executives designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities" in the Consolidated Balance Sheets at the balance sheet date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2016.

(In thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases (1)	$16,072	$2,686	$5,240	$4,721	$3,425
Contingent consideration	197	197
Restructuring liabilities	311	311	—	—	—
Capital leases	359	132	227	—	—
Asset retirement obligation	400	—	—	150	250
Total contractual obligations (2)	$17,339	$3,326	$5,467	$4,871	$3,675

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 13, Commitments and Contingencies.

(2)
At March 31, 2016, we had a $1.47 million liability reserve for unrecognized income tax positions which is not reflected in the table above.  The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities.   Additional information regarding unrecognized tax positions is provided in Note 11 to the Consolidated Financial Statements titled, Income Taxes.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involves shipment directly from its suppliers to the end-user customers. In these transactions, we are the primary obligor as we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk, as well as historic trends of the entire customer pool. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To mitigate this credit risk we perform periodic credit evaluations of our customers.

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

We recorded a valuation allowance of $77.9 million as of March 31, 2016 and $76.4 million as of March 31, 2015, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

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

For fiscal 2016 and 2015, we conducted a qualitative assessment (Step Zero Analysis) to determine whether it would be necessary to perform step one of the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value exceeded the carrying amount as of February 1, 2016 and 2015. Additional information regarding our goodwill and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

We had two indefinite-lived intangible assets relating to purchased trade names. During the fourth quarter of fiscal 2015, one of the two trade names was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using “the relief from royalty method” was used to value the trade names as of February 1, 2016 and 2015. Additional information regarding our intangible assets and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

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

Capitalized Software Development Costs.  The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $13.3 million, $17.2 million and $13.7 million during fiscal 2016, 2015 and 2014, respectively. Amortization of non-acquired developed capitalized software was $0.9 million, $1.2 million and $0.2 million during fiscal 2016, 2015 and 2014, respectively.

Adopted and Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on principals versus agent considerations in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We have early adopted for the period ended March 31, 2016. Upon adoption, we evaluated the effect this pronouncement will have on our consolidated financial statements and related disclosures and determined the adoption of this standard did not have a material impact based on current classification of deferred tax assets and liabilities. Prior periods were not retrospectively adjusted.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2016, 2015 and 2014, revenue from international operations was 4%, 5% and 5%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2016, 2015 and 2014 fiscal years. At March 31, 2016, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe that inflation has had a nominal effect on our results of operations in fiscal years 2016, 2015 and 2014 and do not expect inflation to be a significant factor in fiscal 2016.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.

We have audited the accompanying consolidated balance sheet of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statement of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agilysys, Inc. and subsidiaries as of March 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Atlanta, GA
June 10, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.

We have audited the internal control over financial reporting of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2016 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2016, and our report dated June 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Atlanta, GA
June 10, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Agilysys, Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Agilysys, Inc. and its subsidiaries at March 31, 2015 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended March 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 5, 2015

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2016	2015

ASSETS

Cash and cash equivalents	$60,608	$75,067
Accounts receivable, net of allowance for doubtful accounts of $617 and $888, respectively	22,017	25,481
Inventories	2,692	641
Prepaid expenses and other current assets	10,184	3,828
Total current assets	95,501	105,017
Property and equipment, net	14,197	11,929
Goodwill	19,622	19,622
Intangible assets, net	8,576	9,006
Software development costs, net	44,215	31,818
Other non-current assets	3,046	4,133
Total assets	$185,157	$181,525

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,761	$16,586
Deferred revenue	33,241	23,881
Accrued liabilities	12,980	10,001
Capital lease obligations, current	118	142
Total current liabilities	54,100	50,610
Deferred income taxes, non-current	3,075	3,053
Capital lease obligations, non-current	215	47
Other non-current liabilities	4,294	3,627
Commitments and contingencies (see Note 13)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,942,586 and 22,789,355 shares outstanding at March 31, 2016 and March 31, 2015, respectively	9,482	9,482
Treasury shares, 8,664,245 and 8,817,477 at March 31, 2016 and March 31, 2015, respectively	(2,600)	(2,646)
Capital in excess of stated value	(7,645)	(10,675)
Retained earnings	124,413	128,178
Accumulated other comprehensive loss	(177)	(151)
Total shareholders' equity	123,473	124,188
Total liabilities and shareholders' equity	$185,157	$181,525

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2016	2015	2014
Net revenue:
Products	$41,445	$31,846	$34,629
Support, maintenance and subscription services	60,104	56,013	53,169
Professional services	18,817	15,655	13,463
Total net revenue	120,366	103,514	101,261
Cost of goods sold:
Products, inclusive of developed technology amortization	23,326	18,732	17,027
Support, maintenance and subscription services	15,394	12,461	10,786
Professional services	13,540	12,240	9,408
Total cost of goods sold	52,260	43,433	37,221
Gross profit	68,106	60,081	64,040
Gross profit margin	56.6%	58.0%	63.2%
Operating expenses:
Product development	26,688	25,316	25,212
Sales and marketing	19,740	16,357	14,059
General and administrative	21,818	21,668	20,750
Depreciation of fixed assets	2,199	2,225	2,074
Amortization of intangibles	1,243	3,461	6,414
Restructuring, severance and other charges	283	1,836	327
Asset write-offs and other fair value adjustments	180	1,482	1,392
Legal settlements	268	203	—
Operating loss	(4,313)	(12,467)	(6,188)
Other (income) expense:
Interest income	(92)	(110)	(123)
Interest expense	29	48	184
Other (income) expense, net	(491)	146	(863)
Loss before taxes	(3,759)	(12,551)	(5,386)
Income tax expense (benefit)	6	(1,054)	(2,491)
Loss from continuing operations	(3,765)	(11,497)	(2,895)
Income from discontinued operations, net of taxes	—	—	19,992
Net (loss) income	$(3,765)	$(11,497)	$17,097

Weighted average shares outstanding - basic and diluted	22,483	22,338	22,135

Net (loss) income per share - basic and diluted:
Loss from continuing operations	$(0.17)	$(0.51)	$(0.13)
Income from discontinued operations	—	—	0.90
Net (loss) income per share	$(0.17)	$(0.51)	$0.77

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended March 31,
(In thousands)	2016	2015	2014
Net (loss) income	$(3,765)	$(11,497)	$17,097
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(26)	(9)	220
Reclassification of foreign currency translation adjustments included in net income (loss)	—	—	745
Unrealized loss on sale of securities	—	(8)	—
Total comprehensive (loss) income	$(3,791)	$(11,514)	$18,062

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2016	2015	2014
Operating activities
Net (loss) income	$(3,765)	$(11,497)	$17,097
Less: Income from discontinued operations	—	—	19,992
Loss from continuing operations	(3,765)	(11,497)	(2,895)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Net restructuring, severance and other charges	(333)	134	(349)
Net legal settlements	185	(1,511)	(110)
Asset write-offs and other fair value adjustments	87	3,454	327
Loss on disposal of property & equipment	381	—	—
Depreciation	2,199	2,225	2,074
Amortization	2,265	4,755	6,726
Share-based compensation	3,405	3,140	2,119
Contingent consideration adjustment	93	(1,619)	—
Deferred income taxes	23	(371)	(178)
Change in cash surrender value of company owned life insurance policies	(564)	(57)	(600)
Excess tax benefit from equity awards	—	(14)	(37)
Changes in operating assets and liabilities:
Accounts receivable	3,237	(1,935)	(7,846)
Inventories	(2,051)	(171)	380
Prepaid expense	(4,532)	(526)	(498)
Accounts payable	(7,896)	5,528	1,073
Deferred revenue	9,364	1,146	2,784
Accrued liabilities	5,330	(3,868)	1,624
Income taxes receivable	16	(823)	(2,702)
Other changes, net	(226)	(176)	(508)
Net cash provided by (used in) operating activities from continuing operations	7,218	(2,186)	1,384
Net cash used in operating activities from discontinued operations	—	—	(1,311)
Net cash provided by (used in) operating activities	7,218	(2,186)	73
Investing activities
Proceeds from sale of business units	—	809	35,846
Cash paid for acquisitions, net	—	(3,750)	(1,812)
Investment in marketable securities	—	(10,240)	—
Proceeds from sale of marketable securities	—	10,107	—
Capital expenditures	(4,845)	(4,650)	(4,023)
Capitalized software development costs	(16,103)	(15,813)	(12,200)
Additional (investments in) proceeds from corporate-owned life insurance policies	(65)	1,905	(87)
Net cash (used in) provided by investing activities from continuing operations	(21,013)	(21,632)	17,724
Net cash used in investing activities from discontinued operations	—	—	(155)
Net cash (used in) provided by investing activities	(21,013)	(21,632)	17,569
Financing activities
Principal payments under long-term obligations	(142)	(144)	(177)
Exercise of employee stock options	—	102	169
Repurchase of common shares to satisfy employee tax withholding	(435)	(373)	(912)
Excess tax benefit from equity awards	—	14	37
Net cash used in financing activities from continuing operations	(577)	(401)	(883)
Net cash used in financing activities from discontinued operations	—	—	(80)
Net cash used in financing activities	(577)	(401)	(963)
Effect of exchange rate changes on cash	(87)	(280)	(44)
Cash flows (used in) provided by continuing operations	(14,459)	(24,499)	18,181
Cash flows used in discontinued operations	—	—	(1,546)
Net (decrease) increase in cash and cash equivalents	(14,459)	(24,499)	16,635
Cash and cash equivalents at beginning of period	75,067	99,566	82,931
Cash and cash equivalents at end of period	$60,608	$75,067	$99,566

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2013	31,607	$9,482	(9,462)	$(2,838)	$(14,267)	$122,578	$(1,099)	$113,856
Non-cash share based compensation expense	—	—	—	—	1,931	—	—	1,931
Restricted shares issued	—	—	138	41	(41)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	814	244	(73)	—	—	171
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(629)	(188)	(996)	—	—	(1,184)
Excess tax benefit from equity awards	—	—	—	—	37	—	—	37
Net loss	—	—	—	—	—	17,097	'	17,097
Unrealized translation adjustment	—	—	—	—	—	—	220	220
Reclassification of foreign currency translation adjustments included in net income (loss)	—	—	—	—	—	—	745	745
Unrealized loss on securities	—	—	—	—	—	—	—	—
Balance at March 31, 2014	31,607	$9,482	(9,139)	$(2,741)	$(13,409)	$139,675	$(134)	$132,873
Non-cash share based compensation expense	—	—	—	—	3,140	—	—	3,140
Restricted shares issued	—	—	342	102	(102)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	21	5	97	—	—	102
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(41)	(12)	(415)	—	—	(427)
Excess tax benefit from equity awards	—	—	—	—	14	—	—	14
Net income	—	—	—	—	—	(11,497)	—	(11,497)
Unrealized translation adjustment	—	—	—	—	—	—	(9)	(9)
Unrealized loss on securities	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2015	31,607	9,482	(8,817)	(2,646)	(10,675)	128,178	(151)	124,188
Non-cash share based compensation expense	—	—	—	—	3,405	—	—	3,405
Restricted shares issued, net	—	—	181	54	(54)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	2	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(30)	(9)	(320)	—	—	(329)
Excess tax benefit from equity awards	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	(3,765)	—	(3,765)
Unrealized translation adjustments	—	—	—	—	—	—	(26)	(26)
Unrealized loss on securities	—	—	—	—	—	—	—	—
Balance at March 31, 2016	31,607	$9,482	(8,664)	$(2,600)	$(7,645)	$124,413	$(177)	$123,473

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management (PMS), inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, and offices in Singapore, Hong Kong, Malaysia and the Philippines.

The sales of our Retail Solutions Group (RSG) business and United Kingdom business entity (UK entity) each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the twelve months ended March 31, 2014.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2016 refers to the fiscal year ended March 31, 2016.

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

For fiscal 2016 and 2015, we conducted a qualitative assessment (Step Zero Analysis) to determine whether it would be necessary to perform step one of the two-step goodwill impairment test. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value exceeded the carrying amount as of February 1, 2016 and 2015. Additional information regarding our goodwill and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

We had two indefinite-lived intangible assets relating to purchased trade names. During the fourth quarter of fiscal 2015, one of our remaining two indefinite-lived trade names was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using "the relief from royalty method" was used to value the trade names as of February 1, 2016 and 2015. Additional information regarding our intangible assets and impairment analyses is provided in Note 7, Goodwill and Intangible Assets.

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

Revenue recognition.   We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies. Our current customer base is highly fragmented, with one customer representing approximately 10% of consolidated revenue from continuing operations as of March 31, 2016.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involves shipment directly from its suppliers to the end-user customers. In these transactions, we are the primary obligor as we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

Investments in corporate-owned life insurance policies. Agilysys invests in corporate-owned life insurance policies. Certain of these corporate-owned life insurance policies are endorsement split-dollar life insurance arrangements. We entered into a non-cancelable separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary. Our investment in corporate-owned life insurance policies was recorded at their cash surrender value, which approximates fair value, at the balance sheet date. During fiscal 2016, we recorded $2.4 million related to the expected death benefit due to us on redemption of two of these policies within "Other current assets" in the Consolidated Balance Sheets.   The expected split portion due the executive's designated beneficiary of $0.2 million was recorded within "Other current liabilities" in the Consolidated Balance Sheets. The cash surrender value of $0.8 million for the remaining policies were held in “Other non-current assets” at the balance sheet date. The present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities" in the Consolidated Balance Sheets at the balance sheet date.

Additional information regarding the investments in corporate-owned life insurance policies is provided in Note 12, Employee Benefit Plans.

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

Capitalized Software Development Costs.  The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $13.3 million, $17.2 million and $13.7 million during fiscal 2016, 2015 and 2014, respectively. Amortization of non-acquired developed capitalized software was $0.9 million, $1.2 million and $0.2 million during fiscal 2016, 2015 and 2014, respectively.

Correction of Errors. In connection with the preparation of our Consolidated Financial Statements for the second quarter of fiscal 2016, we identified errors in the manner in which we capitalize internal labor on software development projects.   An error in the method by which internal resources account for administrative time resulted in the over capitalization of costs during the last six months of fiscal 2015 and the first three months of fiscal 2016.  The error for each of the three months ended December 31, 2014, March 31, 2015, and June 30, 2015, was $0.1 million. We corrected these errors during the second quarter of fiscal 2016.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to our fiscal 2016 results.

Adopted and Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers. The amendments in this update clarify the implementation guidance on principals versus agent considerations in FASB ASC 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 described below. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments in this update include a new FASB ASC Topic 842, which supersedes Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We have early adopted for the period ended March 31, 2016. Upon adoption, we evaluated the effect this pronouncement will have on our consolidated financial statements and related disclosures and determined the adoption of this standard did not have a material impact based on current classification of deferred tax assets and liabilities. Prior periods were not retrospectively adjusted.

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

Purchase of TimeManagement Corporation - Fiscal 2014

On June 10, 2013, Agilysys purchased certain assets and assumed certain liabilities of TimeManagement Corporation (TMC), a privately-owned Minneapolis-based technology provider with solutions that streamline workforce management environments for hospitality operators. This technology based acquisition is consistent with the core value we provide to the industry and integrates with our point-of-sale, inventory and procurement systems, including InfoGenesis™ point of sale system and Eatec® inventory and procurement solution. The purchase consideration consisted of $1.8 million in cash paid and $1.8 million of contingent consideration. The fair value of the contingent consideration was estimated to be $1.8 million at the date of acquisition and is expected to be paid out over the next five years. Payments could vary based on actual revenue during that time. The fair value of the contingent consideration was determined by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that certain milestones would be achieved. As of March 31, 2015, we recorded a gain of $1.6 million to adjust the carrying value of the TMC contingent consideration to fair value. This adjustment was recorded as a result of a decrease in expected revenues associated with the contingent consideration. As of March 31, 2016, we recorded an additional $0.1 million to reflect expected settlement and early termination of the liability in connection with our strategic transition to enter into a partnership to resell a third party workforce management solution. The adjustments are recorded within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

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

The developed technology acquired from TMC was determined to be software to be sold, leased, or otherwise marketed, and is therefore carried in intangible assets on the balance sheet and is amortized on a straight-line basis as Products cost of goods sold within the Consolidated Statements of Operations. As of March 31, 2016, in connection with the partnership entered into to resell a third party workforce management solution, we determined that the remaining net book value of the acquired developed technology exceeded its net realizable value resulting in an impairment charge of $0.3 million.

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

Components of Results of Discontinued Operations

For fiscal 2014, the income from discontinued operations was comprised of the following:

Year ended March 31,
(In thousands)	2014
Discontinued operations:
Net revenue	$28,950

Income from operations	249
Other expense, net	(266)
Gain on sale	21,933
Income on sale	21,916
Income tax expense	1,924
Income from discontinued operations	$19,992

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

Fiscal 2016 Restructuring Activity

Q4 - In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.3 million in restructuring charges related to the Q4 fiscal 2016 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2016, we had a remaining liability of approximately $0.3 million recorded for the Q4 fiscal 2016 restructuring activity. We expect to record additional restructuring expense related to the Q4 fiscal 2016 restructuring event during fiscal 2017 as those obligations become present and the definition of a liability included in FASB Concepts Statement No. 6, Elements of Financial Statements, is met. These additional charges are not expected to exceed $0.2 million.

Fiscal 2015 Restructuring Activity

Q2 - In the second quarter of fiscal 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.2 million in restructuring charges related to the Q2 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2016, there was no further liability for the Q2 fiscal 2015 restructuring activity.

Q4 - In the fourth quarter of fiscal 2015, we announced additional restructuring actions designed to continue the effort to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.5 million in restructuring charges related to the Q4 fiscal 2015 restructuring activity, comprised of severance and other employee related benefits. As of March 31, 2015, we had a remaining liability of approximately $0.5 million recorded for the Q4 fiscal 2015 restructuring activity. As of March 31, 2016, there was no further liability for the Q4 fiscal 2015 restructuring activity.

Fiscal 2014 Restructuring Activity

Q1 - In the first quarter of fiscal 2014, we announced restructuring actions to better align corporate functions and to reduce operating costs, following the sale of RSG. These restructuring activities were completed in fiscal 2014. We recorded $0.7 million in restructuring charges during fiscal 2014, comprised of severance and other employee related benefits. All charges incurred related to the first quarter fiscal 2014 restructuring were paid in fiscal 2014.

Q4 - In the fourth quarter of fiscal 2014, we initiated a restructuring plan to maximize sales effectiveness and more closely align sales and marketing efforts for targeted vertical growth, new product launches, and marketing alliances, and to shift development resources to the next generation products. We recorded approximately $0.6 million in restructuring charges during fiscal 2014, comprised of severance and other employee related benefits. All charges incurred related to the fourth quarter fiscal 2014 restructuring were paid in fiscal 2015.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2015	Provision	Payments	2016
Fiscal 2016 Restructuring Plan:
Severance and employment costs	$—	$328	$(17)	$311
Fiscal 2015 Restructuring Plan:
Severance and employment costs	450	(64)	(386)	—
Total restructuring costs	450	264	(403)	311

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2014	Provision	Payments	2015
Fiscal 2015 Restructuring Plan:
Severance and employment costs	$—	$628	$(178)	$450
Fiscal 2014 Restructuring Plan:
Severance and employment costs	534	368	(902)	—
Total restructuring costs	534	996	(1,080)	450

The remaining severance and other employment costs of approximately $0.3 million will be paid in fiscal 2017.

6. Property and Equipment, Net

Property and equipment at March 31, 2016 and 2015 is as follows:

	Year ended March 31,
(In thousands)	2016	2015

Furniture and equipment	$7,787	$8,241
Software	8,674	8,196
Leasehold improvements	6,238	4,773
Project expenditures not yet in use	1,309	866
	24,008	22,076
Accumulated depreciation and amortization	(9,811)	(10,147)
Property and equipment, net	$14,197	$11,929

Total depreciation expense on property and equipment was $2.2 million, $2.2 million, and $2.1 million during fiscal 2016, 2015 and 2014, respectively.

Total amortization expense on capitalized internal-use software was $1.2 million, $2.5 million and $5.3 million during fiscal 2016, 2015, and 2014, respectively. In fiscal 2014, we initiated an internal enterprise resource planning (ERP) system replacement project and determined that amortization for our existing ERP system should be accelerated. We recorded approximately $3.2 million in fiscal 2014 of additional amortization in connection with this acceleration. The existing ERP system was fully amortized as of June 30, 2014.

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

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2016 and 2015 are as follows:

	Year ended March 31,
(In thousands)	2016	2015

Capital leases	$762	$499
Less accumulated depreciation	(329)	(213)
Assets under capital lease, net	$433	$286

7. Goodwill, Intangible Assets and Software Development Costs
Agilysys allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Goodwill

Agilysys tests goodwill for impairment at the reporting unit level upon identification of impairment indicators, or at least annually. A reporting unit is the operating segment or one level below the operating segment (depending on whether certain criteria are met). Goodwill was allocated to our reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. Agilysys has one reporting unit and operating segment.

We conducted our annual qualitative assessment (Step Zero Analysis) test on February 1, 2016 and 2015 to determine whether it would be necessary to perform the two-step goodwill impairment test. Among other things, we considered the i) excess in fair value of the reporting unit over its carrying amount from the most recent step one calculation, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. It was determined based on the Step Zero Analysis that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount.

The changes in the carrying amount of goodwill for the years ended March 31, 2016 and 2015 are as follows:

(In thousands)
Balance at March 31, 2014	$17,158
Acquisitions	2,464
Balance at March 31, 2015	19,622
Acquisitions	—
Balance at March 31, 2016	$19,622

Intangible Assets and Software Development Costs

The following table summarizes our intangible assets at March 31, 2016, and 2015:

	2016			2015
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,398)	262	10,660	(10,277)	383
Accumulated impairment	(262)	N/A	(262)	—	N/A	—
Trade names	230	(54)	176	230	(7)	223
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,007)	176	24,445	(23,839)	606
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,007)	$8,576	$32,845	$(23,839)	$9,006

Software development costs	$6,359	$(2,344)	$4,015	$6,359	$(1,443)	$4,916
Project expenditures not yet in use	41,591	—	41,591	28,293	—	28,293
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$46,559	$(2,344)	$44,215	$33,261	$(1,443)	$31,818

Indefinite-lived intangible assets, comprised of two purchased trade names InfoGenesis™ and Eatec®, are tested for impairment upon identification of impairment indicators, or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The income approach using "the relief from royalty method" was used to value the trade names as of February 1, 2016 and 2015. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future cash flows, royalty rates, discount rates and other variables.

During the fourth quarter of fiscal 2015, certain restructuring activities incurred to better align product development, sales and marketing and general and administrative functions impacted the expected remaining useful life of the products under the Eatec® trade name. The trade name was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The fair value of this trade name was calculated based on future cash flows over the remaining useful life resulting in an impairment charge of $0.6 million as of March 31, 2015. This charge is classified within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations. The InfoGenesis™ indefinite-lived purchased trade name was tested for impairment as of February 1, 2016 and 2015, resulting in a fair value exceeding the carrying amount each year.

At each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. As of March 31, 2016, we determined that the remaining net book value of our acquired developed technology WMx®™ exceeded its net realizable value resulting in an impairment charge of $0.3 million. Additionally, as of March 31, 2015, we determined that the remaining net book value of our InfoGenesis Mobile (IG Mobile) software exceeded its net realizable value resulting in an impairment charge of $1.4 million. These charges are classified within "Asset write-offs and other fair value adjustments" in the Consolidated Statements of Operations.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2017	$946
2018	946
2019	824
2020	84
2021	—
Total	$2,800

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $1.0 million, $1.3 million and $0.3 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $46,000, $0.9 million, and $1.2 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. These charges are classified as operating expenses within the Consolidated Statements of Operations.

Capitalized software development costs are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $13.3 million, $17.2 million and $13.7 million during fiscal 2016, 2015 and 2014, respectively.

8. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2016, and 2015:

(In thousands)	2016	2015
Capital lease obligations	$333	$189
Less: current maturities	(118)	(142)
Long -term capital lease obligations	$215	$47

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2020. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Assets recorded under capital leases were $0.8 million and $0.5 million, as of March 31, 2016 and 2015, respectively. Accumulated depreciation related to assets recorded under capital leases was $0.3 million and $0.2 million as of March 31, 2016 and 2015, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2016, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2017	$132
2018	121
2019-2020	106
Total minimum lease payments	$359
Less: amount representing interest	(26)
Present value of minimum lease payments	$333

Interest rates on capitalized leases vary from 3.4% to 3.5% and are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

9. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2016	2015	2014
Cash (received) payments for interest, net	(64)	(62)	110
Cash payments from income tax, net	17	19	485
Acquisition of property and equipment under lease obligations	287	—	410
Accrued capital expenditures	59	148	141
Accrued capitalized software development costs	959	3,764	2,416
Leasehold improvements acquired under operating lease arrangement	997	—	—

10. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

	Year ended March 31,
(In thousands)	2016	2015
Accrued liabilities:
Salaries, wages, and related benefits	$9,751	$6,768
Other taxes payable	818	952
Accrued legal settlements	100	70
Restructuring liabilities	311	450
Severance liabilities	6	199
Professional fees	714	504
Deferred rent	400	279
Contingent consideration	197	8
Other	683	771
Total	$12,980	$10,001
Other non-current liabilities:
Uncertain tax positions	$1,469	$1,499
Deferred rent	2,746	1,666
Contingent consideration	—	104
Other	79	358
Total	$4,294	$3,627

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $22.0 million and $25.5 million as of March 31, 2016 and March 31, 2015, respectively. The related allowance for doubtful accounts was $0.6 million and $0.9 million as of March 31, 2016 and March 31, 2015, respectively. On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims still outstanding. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of March 31, 2016, approximately $0.7 million of pre-petition claims remain outstanding.

11. Income Taxes

For the year ended March 31, income from continuing operations before income taxes consisted of the following:

(In thousands)	2016	2015	2014
Loss before income taxes
United States	$(3,874)	$(12,697)	$(5,475)
Foreign	115	146	89
Total loss from continuing operations before income taxes	$(3,759)	$(12,551)	$(5,386)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2016	2015	2014
Income tax expense (benefit)
Current:
Federal	$(2)	$25	$(2,206)
State and local	(52)	(798)	(161)
Foreign	59	90	55
Deferred:
Federal	19	(206)	(161)
State and local	10	(141)	(20)
Foreign	(28)	(24)	2
Total income tax expense (benefit)	$6	$(1,054)	$(2,491)
The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2016	2015	2014
Income tax benefit at the statutory rate of 35%	$(1,317)	$(4,405)	$(2,103)
Benefit for state taxes	(54)	(172)	(106)
Impact of foreign operations	(9)	11	14
Indefinite life assets	26	—	47
Officer life insurance	(197)	(20)	(28)
Change in valuation allowance	1,555	4,241	(76)
Change in liability for unrecognized tax benefits	(29)	(857)	(561)
Meals and entertainment	100	102	113
Other	(69)	46	209
Total income tax expense (benefit)	$6	$(1,054)	$(2,491)

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2016 tax provision primarily results from an amended state return refund, taxes withheld in foreign jurisdictions, establishment of a valuation allowance against deferred tax assets in a foreign jurisdiction and foreign tax expense. The 2016 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, receipt of death benefits on company owned life insurance, state taxes and other U.S. permanent book to tax differences.

The 2015 tax benefit differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, a decrease in unrecognized tax benefits attributable to the expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

The 2014 tax benefit differs from the statutory rate primarily due to the intra-period tax allocation rules associated with the discontinued operations and recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance. Other items affecting the rate include a decrease in unrecognized tax benefits attributable to expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Accrued liabilities	$5,567	$3,961
Allowance for doubtful accounts	198	297
Inventory valuation reserve	54	24
Federal losses and credit carryforwards	59,855	58,992
Foreign net operating losses	295	326
State losses and credit carryforwards	9,591	10,162
Deferred revenue	423	146
Goodwill and other intangible assets	2,281	3,129
Other	365	374
	78,629	77,411
Less: valuation allowance	(77,846)	(76,420)
Total	783	991
Deferred tax liabilities:
Property and equipment & software amortization	(478)	(690)
Indefinite-lived goodwill & intangible assets	(3,352)	(3,324)
Total	(3,830)	(4,014)
Total deferred tax liabilities	$(3,047)	$(3,023)

At March 31, 2016, we had $172.9 million of a federal net operating loss carryforward that expires, if unused, in fiscal years 2031 to 2036. Included in this net operating loss is $4.3 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation. Upon realization of the U.S. federal net operating losses, we will recognize a windfall tax benefit as an increase to additional paid-in capital. ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, amends several aspects of accounting for share-based payment transactions, including income tax consequences. We are evaluating the impact of this guidance on our consolidated financial statements but expect the accounting for windfall tax benefits will change upon adoption. Our Hong Kong subsidiary has $0.2 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2016 we also had $145.0 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2017 through 2036.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2016, the total valuation allowance against deferred tax assets of $77.9 million was comprised of a valuation allowance of $77.6 million for federal and state deferred tax assets, and a valuation allowance of $0.3 million associated with deferred tax assets in Hong Kong and Malaysia. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in current and prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. We expect that we may release the Hong Kong portion of the valuation allowance. We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of the release increasing our reported net income. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $1.0 million and $0.7 million as of March 31, 2016 and 2015, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We use the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period's share-based deduction. We did not recognize any tax benefits during 2016 or 2015 for stock-based compensation. We recognized less than $0.1 million of excess tax benefits during 2014. We are evaluating the impact of adopting ASU 2016-09, Improvements to Employee Share-Based Accounting. Upon adoption we anticipate the income tax accounting currently adopted will change.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2016	2015	2014
Balance at April 1	$1,755	$2,568	$4,248
Additions:
Relating to positions taken during current year	—	—	—
Relating to positions taken during prior year	—	—	—
Reductions:
Relating to tax settlements	(85)	—	—
Relating to positions taken during prior year	—	(204)	(1,238)
Relating to lapse in statute	(53)	(609)	(442)
Balance at March 31	$1,617	$1,755	$2,568

As of March 31, 2016, we had a liability of $1.6 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

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

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million, benefit of $0.3 million and expense of $0.2 million for the years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016 and 2015, we had approximately $0.8 million of interest and penalties accrued.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2011 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2007 are open for examination by certain foreign taxing authorities.

12. Employee Benefit Plans

401(k) Plan

We maintain 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match $1.00 for every $1.00 on the first 1% of the employee's pre-tax contributions and $0.50 for every $0.50 up to the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.5 million, $1.3 million, and $1.2 million in fiscal 2016, 2015, and 2014, respectively.

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into a separate agreement with each of the former executives covered by these arrangements whereby we must maintain the life insurance policy for the specified amount and split a portion of the policy benefits with the former executive's designated beneficiary. In fiscal 2016, we increased the value of two of these policies by $0.5 million due to the anticipated redemption and recorded the benefit in "Other (income) expenses, net" in the accompanying Consolidated Statements of Operations. Additionally, in fiscal 2014 we increased the cash surrender value of another policy by $0.5 million due to the anticipated redemption and recorded the benefit in "Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal 2015, this policy was redeemed for $2.0 million.

The expense related to these benefit obligations is based on estimates developed by management by evaluating actuarial information and including assumptions with respect to discount rates and mortality. The expense associated with these benefits was classified within “General, and administrative” in our Consolidated Statements of Operations. The related liability was $0.2 million at March 31, 2016 and 2015, respectively. Of the total fiscal 2016 liability, $0.15 million related to the policies whose value were increased in 2016 due to anticipated redemption were classified as a current liability within "Accrued expenses" in our Consolidated Balance Sheets. The remaining liability of $76,000 was classified within “Other non-current liabilities” in our Consolidated Balance Sheets. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts, which were classified within "Other current assets" and “Other non-current assets” in our Consolidated Balance Sheets, was $1.9 million and $0.8 million (net of policy loans of $0.1 million) at March 31, 2016, respectively. The aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts which were classified within "Other non-current assets” in our Consolidated Balance Sheets was $2.5 million (net of policy loans of $0.1 million) at March 31, 2015.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $0.6 million dollars in fiscal 2016, a gain of $0.1 million in fiscal 2015 and a gain of $0.6 million in fiscal 2014 related to the corporate-owned life insurance policies.

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

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2016:

(In thousands)	Amount
Fiscal year ending March 31,
2017	$2,686
2018	2,726
2019	2,514
2020	2,393
2021	2,328
Thereafter	3,425
Total minimum lease payments	$16,072

Rental expense for all non-cancelable operating leases amounted to $2.7 million, $2.5 million, and $2.5 million for fiscal 2016, 2015, and 2014, respectively.

Asset Retirement Obligations

An asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provisions or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding leasehold improvement asset. The asset retirement obligation is included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance

Sheets. As of March 31, 2016, the long-term portion of the asset retirement obligation liability was $0.4 million. As of March 31, 2015, the current and long-term portion of the asset retirement obligation was $35,000 and $0.4 million, respectively.

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

	Year ended March 31,
(In thousands, except per share data)	2016	2015	2014
Numerator:
Loss from continuing operations - basic and diluted	$(3,765)	$(11,497)	$(2,895)
Income from discontinued operations - basic and diluted	—	—	19,992
Net (loss) income - basic and diluted	$(3,765)	$(11,497)	$17,097

Denominator:
Weighted average shares outstanding - basic and diluted	22,483	22,338	22,135

(Loss) earnings per share - basic and diluted:
Loss from continuing operations	$(0.17)	$(0.51)	$(0.13)
Income from discontinued operations	—	—	0.90
Net (loss) income per share	$(0.17)	$(0.51)	$0.77

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,682	1,382	1,806

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes, 343,585, 322,086 and 155,777 of restricted shares and performance shares at March 31, 2016, 2015 and 2014, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

Restricted shares and restricted share units, whether time-vested or performance-based, may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance-based awards may be conditioned upon the attainment of specified performance objectives and other conditions, restrictions, and contingencies. Restricted shares and restricted share units have the right to receive dividends, or dividend equivalents in the case of restricted share units, if any, upon vesting, subject to the same forfeiture provisions that apply to the underlying awards. Subject to certain exceptions set forth in the 2011 Plan, for awards to employees, no performance-based restricted shares or restricted share units shall be based on a restriction period of less than one year, and any time-based restricted shares or restricted share units shall have a minimum restriction period of three years.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2016, 2015 and 2014:

	Year ended March 31,
(In thousands)	2016	2015	2014
Product development	$1,183	$1,168	$700
Sales and marketing	68	135	90
General and administrative	2,154	1,837	1,329
Total share-based compensation expense	$3,405	$3,140	$2,119

Stock Options

The following table summarizes the activity during fiscal 2016 for stock options awarded under the 2006 Plan:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2015	582,500	$15.41
Granted	—	—
Exercised	—	0.00
Cancelled/expired	(37,500)	13.57
Outstanding and exercisable at March 31, 2016	545,000	$15.54	0.2	$—

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Proceeds from stock options exercised	$—	$102	$169
Total intrinsic value of stock options exercised	$—	$4	$1,402

All stock options are vested and we do not have any remaining unrecognized stock based compensation expense related to stock options.

A total of 8,065 shares, net of 6,935 shares withheld to cover the applicable exercise price of the award, were issued from treasury shares to settle stock options exercised during fiscal 2015.

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled only in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2016, 2015 and 2014:

	2016	2015	2014
Risk-free interest rate	1.53%-1.61%	1.52%	1.05%-1.39%
Expected life (in years)	5	5	5
Expected volatility	46.34%-47.25%	82.56%	80.78%-80.93%
Weighted average grant date fair value	$3.95	$7.23	$7.96

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

The following table summarizes the activity during fiscal 2016 for SSARs awarded under the 2011 Plan and the 2006 Plan:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2015	394,010	$10.76
Granted	443,827	9.35
Exercised	(17,030)	7.44
Forfeited	(24,884)	10.2
Cancelled/expired	(1,558)	14.43
Outstanding at March 31, 2016	794,365	$10.06	5.2	$777
Exercisable at March 31, 2016	477,599	$10.14	4.6	$533
Vested and expected to vest at March 31, 2016	727,425	$10.09	5.2	$725

The following table presents additional information related to SSARs activity during fiscal 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Compensation expense	$1,200	$792	$611
Total intrinsic value of SSARs exercised	$32	$96	$2,131
Total fair value of SSARs vesting	$1,069	$779	$636

As of March 31, 2016, total unrecognized stock based compensation expense related to non-vested SSARs was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

A total of 2,499 shares, net of 892 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2016. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2016 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2015	322,086	$13.49
Granted	208,274	9.39
Vested	(160,498)	11.25
Forfeited	(34,089)	13.11
Outstanding at March 31, 2016	335,773	$12.06

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During the fiscal 2016, a total of 129,233 shares, net of 31,265 shares were withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Compensation expense	$2,167	$2,348	$1,486
Total fair value of restricted share vesting	$1,638	$1,572	$1,579

As of March 31, 2016, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.7 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

In fiscal 2013, we granted shares to certain of our key employees under the 2011 Plan, the vesting of which is contingent upon meeting various company-wide performance goals.

The following table summarizes the activity during fiscal 2016 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2015	—	$—
Granted	7,812	9.6
Vested	—	$—
Outstanding at March 31, 2016	7,812	$9.6

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target.

The following table presents additional information related to performance share activity during the fiscal 2016, 2015, and 2014:

(In thousands)	2016	2015	2014
Compensation expense	$39	$77	$22
Total fair value of performance share vesting	$—	$174	—

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized over the vesting period based upon the closing market price of our common shares on the grant date.

Compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date. As of March 31, 2016, remaining unrecognized stock based compensation expense related to non-vested performance shares was $36,000, which is expected to be recognized over a weighted-average vesting period of 0.4 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2016.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	2,357			2,357
Corporate-owned life insurance — non-current	765			765
Liabilities:
Contingent consideration — current	$197			$197

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	2,493	—	—	2,493
Liabilities:
Contingent consideration - current	$8	$—	$—	$8
Contingent consideration - non-current	104	—	—	104

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

The following table presents a summary of changes in the fair value of the corporate-owned life insurance Level 3 asset for the fiscal years ended March 31, 2016 and 2015:

	Level 3 assets and liabilities
(In thousands)	2016	2015
Corporate-owned life insurance:
Balance on April 1	$2,493	$4,360
Realized gains	564	57
Unrealized gain relating to instruments held at reporting date	65	65
Purchases, sales, issuances and settlements, net	—	(1,989)
Balance on March 31	$3,122	$2,493

The inputs used to value our contingent consideration and employee benefit plan obligations are not observable in the market and therefore, these amounts are classified within Level 3 in the fair value hierarchy.

The following table presents a summary of changes in the fair value of the contingent consideration Level 3 liability for fiscal years ended March 31, 2016 and 2015:

	Level 3 assets and liabilities
(In thousands)	2016	2015
Contingent consideration:
Balance on April 1	$112	$1,739
Activity, payments and other charges (net)	(8)	(9)
Fair value adjustment	93	(1,618)
Balance on March 31	$197	$112

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

Certain adjustments were recorded during the fourth quarter which had an immaterial impact on previous quarters in fiscal 2016. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the entries and concluded that they were not material to any of our previously issued quarterly financial statements.

	Year ended March 31, 2016
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$27,491	$29,644	$31,307	$31,924	$120,366
Gross profit	16,399	17,591	16,508	17,607	68,106
Asset write-offs and other fair value adjustments	—	(175)	—	355	180
Restructuring, severance and other charges	(46)	(15)	8	336	283
Legal settlements	—	—	185	83	268
Net loss	$(185)	$(370)	$(1,673)	$(1,538)	$(3,765)

Per share data-basic and diluted
Net loss	$(0.01)	$(0.02)	$(0.07)	$(0.07)	$(0.17)

	Year ended March 31, 2015
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$23,746	$26,318	$24,742	$28,708	$103,514
Gross profit	14,674	16,669	14,129	14,610	60,081
Asset write-offs and other fair value adjustments	—	—	—	1,836	1,836
Restructuring, severance and other charges	370	448	95	569	1,482
Legal settlements	149	54	—	—	203
Net loss	$(2,229)	$(1,127)	$(2,715)	$(5,426)	$(11,497)

Per share data-basic and diluted
Net loss	$(0.10)	$(0.05)	$(0.12)	$(0.24)	$(0.51)

18. Subsequent Event

None.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2016, 2015 and 2014

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2016
Deferred tax valuation allowance	$76,420	$1,426	$—	$77,846
Allowance for doubtful accounts	$888	$942	$(1,213)	$617
2015
Deferred tax valuation allowance	$73,014	$3,406	$—	$76,420
Allowance for doubtful accounts	$1,101	$1,219	$(1,432)	$888
2014
Deferred tax valuation allowance	$73,595	$—	$(581)	$73,014
Allowance for doubtful accounts	$720	$453	$(72)	$1,101

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2016.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2016, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

In response to the previously disclosed fiscal year 2015 material weakness existing as of March 31, 2015 and December 31, 2015 relating to the valuation of indefinite-lived intangible assets and capitalized software assets, management implemented new controls around the annual review of significant assumptions used in the valuation which included designing, documenting and retaining sufficient evidence of detailed assumptions at the appropriate level of precision.

In response to the previously disclosed fiscal year 2016 material weakness existing as of December 31, 2015 relating to out of quarter adjustments, management has realized the full benefit of organizational changes implemented during the year that served to streamline roles and enhance the precision and timely execution of review controls in areas that require complex manual calculations or complex accounting matters.

As a result of the remediation activities in place as of March 31, 2016, management has remediated the above referenced material weaknesses and, as set forth above, concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2016.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2016 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2016 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2016 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2016 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2016 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Operations for the years ended March 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015, and 2014

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2016, 2015, and 2014

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on June 10, 2016.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 10, 2016.

Signature	Title

/s/ James H. Dennedy	President, Chief Executive Officer and Director
James H. Dennedy	(Principal Executive Officer)

/s/ Janine K. Seebeck	Senior Vice President, Chief Financial Officer,
Janine K. Seebeck	and Treasurer
(Principal Financial Officer)

/s/ Michael A. Kaufmann	Chairman and Director
Michael A. Kaufmann

/s/ Keith M. Kolerus	Vice Chairman and Director
Keith M. Kolerus

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

Agilysys, Inc.
Exhibit Index

Exhibit No.	Description
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

101
The following materials from our annual report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2016, 2015 and 2014, and (v) Notes to the Consolidated Financial Statements for the twelve months ended March 31, 2016.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed herewith