Form 10-K/A
period 2016-03-31
AGILYSYS INC
filed 2016-07-29
CIK 78749

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

EXPLANATORY NOTE

Agilysys, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2016 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
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

Class A Directors
(Term to Expire in 2017)

Donald Colvin	Age 63	Director since 2015

Interim Chief Financial Officer of Isola Group Ltd. from June 2015 to July 2016. Chief Financial Officer of Caesars Entertainment Corporation from November 2012 to January 2015 and before that Executive Vice President and CFO of ON Semiconductor Corp. from April 2003 to October 2012. Prior to joining ON Semiconductor, Mr. Colvin held a number of financial leadership positions, including Vice President of Finance and CFO of Atmel Corporation, CFO of European Silicon Structures as well as several financial roles at Motorola Inc. Mr. Colvin is a Director and Chairman of the Audit Committee of Isola Group, a director of UTAC (a private Singapore company) and a Member of the Advisory Board for Conexant. Mr. Colvin holds a B.A. in economics and an M.B.A. from the University of Strathclyde in Scotland. Mr. Colvin’s qualifications and extensive experience include financial management, capital structure, financial strategy, significant public company leadership and board experience, and recent experience in the hospitality industry which the Company serves.

Melvin Keating	Age 69	Director since 2015

Director of Red Lion Hotels Corporation since July 2010 and Chairman of the Board from May 2013 to 2015. Since November 2008, Mr. Keating has been a consultant to several private equity firms, an industry where he previously worked. Prior to that, he was President and CEO of Alliance Semiconductor from 2005 to 2008. Mr. Keating also serves as a director of Modern Systems, Inc. Mr. Keating holds a B.A. from Rutgers University as well as an M.S. in Accounting and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania. Mr. Keating has substantial experience leading public companies in the technology and hospitality industries and is qualified in global operations, financial management and strategy and capital markets.

Keith M. Kolerus	Age 70	Director since 1998

Chairman of the Board of Directors of the Company from 2008 to 2015. Mr. Kolerus also served as Chairman of the Board of Directors of Minco Technology Labs, a manufacturer of high reliability semiconductors, from 2010 to 2015, ACI Electronics, LLC, from 2004 to 2008, and National Semiconductor Japan Ltd., from 1995 to 1998. He holds a bachelor of engineering degree from Vanderbilt University and an M.B.A. from Loyola University, Chicago. Mr. Kolerus has extensive experience in engineering, global operations, private and public companies, software and hardware technology companies, government contracting, capital markets, financial management, and the technology industry. Mr. Kolerus’ prior extensive experience leading boards of directors also qualify him to serve on our board of directors.

Class B Directors
(Term to Expire in 2016)

James H. Dennedy	Age 50	Director since 2009

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

Jerry Jones	Age 60	Director since 2012

Chief Ethics and Legal Officer, Executive Vice-President of Acxiom Corporation, a marketing technology and services company, since 1999. His responsibilities include oversight of its legal, privacy and security teams and various strategic initiatives, including the strategy and execution of mergers and alliances. Prior to joining Acxiom, Mr. Jones was a partner with the Rose Law Firm in Little Rock, Arkansas, where he specialized in problem solving and business litigation for 19 years, representing a broad range of business interests. Previously he was a director of Entrust, Inc. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor's degree in public administration from the University of Arkansas. As the Chief Legal Officer of a technology company, Mr. Jones has extensive experience with legal, privacy, and security matters. He has also led the strategy and execution of mergers and alliances and international expansion efforts.

Michael A. Kaufman	Age 44	Director since 2014

Mr. Kaufman is the President of MAK Capital, a financial investment advisory firm based in New York, NY, which he founded in 2002. Mr. Kaufman holds a B.A. degree in Economics from the University of Chicago, where he also received his M.B.A. He also earned a law degree from Yale University. As President of MAK Capital, the Company’s largest shareholder, Mr. Kaufman is uniquely qualified to represent the interests of the Company’s shareholders as a director and chairman of the board. Additionally, Mr. Kaufman’s qualifications and experience include capital markets, investment strategy and financial management.

John Mutch	Age 60	Director since 2009

Founder and managing partner of MV Advisors LLC. Mr. Mutch founded MV Advisors in January of 2006 as a strategic block investment firm which provides focused investment and operational guidance to both private and public companies. MV Advisors’ current portfolio includes companies in the technology, active lifestyle and sports segments valued in excess of $100M. Mr. Mutch's career as an operating executive in the technology sector includes serving as Chairman and Chief Executive Officer of BeyondTrust software from 2008 to 2013, as a Director and Chief Executive Officer of Peregrine Systems (Nasdaq: PRGS) from 2003 to 2005, and as a Director and Chief Executive Officer on HNC Software (Nasdaq: HNCS) from 1999 to 2002. Previously he spent eight years in a variety of executive sales and marketing positions at Microsoft Corporation. Mr. Mutch current serves on the board of directors of Steel Excel (Nasdaq: SXCL). Mr. Mutch holds a B.S. In Economics from Cornell University and an M.B.A. from the University of Chicago. As a Chief Executive Officer of an IT company, Mr. Mutch has extensive experience in the technology industry, restructuring, financial management and strategy, capital markets, sales management, and marketing.

EXECUTIVE OFFICERS

The following are biographies for each of our current, non-director executive officers. The biography for Mr. Dennedy, our President and Chief Executive Officer, and a director, is provided above.

Name	Age	Current Position	Previous Positions
Janine K. Seebeck	40	Senior Vice President, Chief Financial Officer and Treasurer since August 2013.
Vice President and Controller November 2011 to August 2013. Vice President of Finance, Asia Pacific, at PGi; from 2008 to April 2011. Vice President, Corporate Controller at Premiere Global Services, Inc. from 2002 to 2008.

Kyle C. Badger	48	Senior Vice President, General Counsel and Secretary since October 2011.
Executive Vice President, General Counsel and Secretary at Richardson Electronics, Ltd. from 2007 to October 2011. Senior Counsel at Ice Miller LLP from 2006 to 2007. Partner at McDermott, Will & Emery LLP from 2003 to 2006.

Rehan Jaddi	44	Senior Vice President, Customer Support & Service Solutions, since December 2014.	Vice President of Product Engineering, from June 2012 to December 2014. Principal Group Program Manager at Microsoft from 2004 to 2012.
Larry Steinberg	48	Senior Vice President and Chief Technology Officer since June 2012.
Principal Development Manager, Microsoft Corporation from August 2009 to May 2012, and Principal Architect from June 2007 to July 2009; Founder and Chief Technology Officer of Engyro Corporation from March 1995 to May 2007.

Jimmie D. Walker, Jr.	56	Senior Vice President, Global Revenue since January 2016.
Vice President, Sales and Marketing November 2014 to January 2016; Vice President of Sales, Codeforce 360 from May 2013 to October 2014; Business Development Principle, Edutainment Media from October 2005 to May 2013.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

The Corporate Governance Guidelines (the “Guidelines”) adopted by our board of directors are intended to provide a sound framework to assist the board of directors in fulfilling its responsibilities to shareholders. Under the Guidelines, the board of directors exercises its role in overseeing the Company by electing qualified and competent officers and by monitoring the performance of the Company. The Guidelines state that the board of directors and its committees exercise oversight of executive officer compensation and director compensation, succession planning, director nominations, corporate governance, financial accounting and reporting, internal controls, strategic and operational issues, and compliance with laws and regulations. The Guidelines also state the board of directors’ policy regarding eligibility for the board of directors, including director independence and qualifications for director candidates, events that require resignation from the board of directors, service on other public company boards of directors, and stock ownership guidelines. The Nominating and Corporate Governance Committee annually reviews the Guidelines and makes recommendations for changes to the board of directors. The Guidelines are available on our website at www.agilysys.com, under Investor Relations.

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

Audit Committee

The board of directors has a standing Audit Committee. The Audit Committee held nine meetings during fiscal year 2016. The Audit Committee reviews with our independent registered public accounting firm the proposed scope of our annual audits and audit results, as well as interim reviews of quarterly reports; reviews the adequacy of internal financial controls; reviews internal audit functions; is directly responsible for the appointment, determination of compensation, retention, and general oversight of our independent registered public accounting firm; reviews related person transactions; oversees the Company’s implementation of its Code of Business Conduct; and reviews any concerns identified by either the internal or external auditors. The board of directors determined that all Audit Committee members are financially literate and independent under NASDAQ listing standards for audit committee members. The board of directors also determined that Messrs. Colvin and Mutch each qualify as an “audit committee financial expert” under SEC rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during fiscal year 2016, except as follows: (i) Messrs. Colvin and Keating filed late Form 3s reporting their election to the board of directors in September 2015, (ii) Mr. Walker filed late a Form 3 reporting his appointment as an executive officer in January 2016; (iii) Messrs. Dennedy, Badger, Jaddi, and Steinberg and Ms. Seebeck filed late Form 4s for equity grants made to them in June 2015 and tax withholdings in July 2015 and March 2016; (iv) Mr. Walker filed a late Form 4 reporting a tax withholding in March 2016; (v) Messrs. Jones, Kolerus and Mutch filed late Form 4s for equity grants made to them in June 2015; and (vi) Mr. Mutch filed a late Form 4 reporting a stock sale in March 2015. The Company has recently outsourced the preparation and filing of Section 16(a) reports to improve compliance with the filing requirements of Section 16(a).

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during fiscal year 2016 (Messrs. Kaufman, Keating, Kolerus, and Mutch) is or has been an officer or employee of the Company, has had any relationship with the Company required to be disclosed as a related person transactions and none of our executive officers served on the compensation committee (or other committee serving an equivalent function) or board of any company that employed any member of our Compensation Committee or our board of directors during fiscal year 2016.

DIRECTOR COMPENSATION
During fiscal year 2016, compensation for non-employee directors consisted of the following:

•	$25,000 annual cash retainer for each non-employee director;

•	$35,000 annual cash retainer for the chairman of the board;

•	$5,000 annual cash retainer to the vice-chairman of the board;

•	$10,000 annual cash retainer for the chairman of the Audit Committee;

•	$7,500 annual cash retainer for the chairmen of each of the Compensation and Nominating & Corporate Governance Committees;

•	$10,000 annual cash retainer for each member of the Audit, Nominating & Corporate Governance, and Compensation Committees, including each chairman;

•	$10,000 annual cash retainer to each member of the Strategic Review Committee, including the chairman;

•	$5,000 monthly cash retainer for each member of the Strategic Review Committee, including the chairman;

•	An award of restricted shares to each non-employee director valued at $70,000 on the grant date.
We also reimburse our directors for reasonable out-of-pocket expenses in connection with attendance at board of directors and committee meetings.
The fiscal year 2016 equity award for each director, other than Messrs. Colvin and Keating, consisted of 7,675 restricted shares, based on a $9.12 grant date price, and was granted under the 2011 Stock Incentive Plan. The restricted shares vested on March 31, 2016, and provided for pro-rata vesting upon retirement prior to March 31, 2016. The grant was made in June 2015 to the then current non-employee directors; however, Mr. Kaufman declined the award given the significant ownership in the Company by his firm, MAK Capital. Following their initial election to the board at the 2015 Annual Meeting, Messrs. Coleman and Keating received pro-rata grants of 3,278 restricted shares on November 12, 2015, based on a $11.12 grant date price, and otherwise on the same terms as the equity awards for the other directors.
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

Director Compensation for Fiscal Year 2016

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Donald Colvin	18,806	36,451	55,257
Jerry Jones	51,139	69,996	121,135
Michael A. Kaufman	93,024	—	93,024
Keith M. Kolerus	73,560	69,996	143,556
Melvin Keating	50,715	36,451	87,166
John Mutch	70,042	69,996	140,038

(1)	Fees are paid quarterly.

(2)
Amounts in this column represent the grant date fair value of the restricted shares computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. As of March 31, 2016, Mr. Kolerus also held an aggregate of 15,000 shares under unexercised stock options.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (the “CD&A”) describes our executive compensation philosophy and programs for our Named Executive Officers during fiscal year 2016. Compensation arrangements with our Named Executive Officers are governed by the Compensation Committee of our board of directors.

Our Named Executive Officers in fiscal year 2016 consisted of our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), and our three other most highly compensated officers during fiscal year 2016, as listed below:

•	James Dennedy, President and Chief Executive Officer

•	Janine Seebeck, Senior Vice President, Chief Financial Officer and Treasurer

•	Kyle Badger, Senior Vice President, General Counsel and Secretary

•	Larry Steinberg, Senior Vice President, Chief Technology Officer

•	Jimmie D. Walker, Jr., Senior Vice President, Global Revenue

Compensation for Messrs. Dennedy, Badger and Steinberg and for Ms. Seebeck consists of the same elements and adheres to the same philosophy and objectives. Mr. Walker, as the head of our sales function, has a compensation structure designed to incent profitable sale revenue growth, and in fiscal year 2016 it was therefore substantially different from that of the other Named Executive Officers.

Compensation Highlights

Compensation Focus for Fiscal Year 2016. The compensation arrangements with our Named Executive Officers for fiscal year 2016 were similar to their compensation arrangements in fiscal year 2015 and recent prior years. After considering the results of our recent votes on Named Executive Officer compensation, which confirmed the Company’s philosophy and objectives relative to our executive compensation program, the Compensation Committee continued efforts to maintain market median compensation and link executive pay to performance by maintaining base salaries and annual incentive opportunities for all of the Named Executive Officers at the same level as fiscal year 2015, while focusing annual incentives on improvements over fiscal year 2015 results.

Performance Linked Compensation.  Our Compensation Committee set fiscal year 2016 compensation, including financial targets for performance-based compensation, for our Named Executive Officers to continue to emphasize pay for performance by setting annual cash incentives based on goals focused on improvements over fiscal year 2015 results for revenue and adjusted EBITDA. In prior years, the Committee had included adjusted operating income as a financial performance metric in setting annual cash incentives. However, as announced by the Company at the beginning of fiscal year 2016, the Company is now using adjusted EBITDA internally to focus management on the results of the Company’s core operations, and the Compensation Committee aligned the metrics for annual cash incentives in fiscal year 2016 accordingly. Adjusted EBITDA, a non-GAAP financial measure, is defined as income before income taxes, interest expense (net of interest income), depreciation and amortization (including amortization of developed technology), and excluding charges relating to (i) legal settlements, (ii) restructuring, severance, and other charges, (iii) asset write-offs and other fair value adjustments, (iv) share-based compensation, and (v) other non-operating (income) expense.

Mr. Dennedy’s targeted pay was approximately 74% performance-based, and between 50% and 67% for each of our other Named Executive Officers’ targeted pay was performance-based, tied directly to annual goals or long-term equity awards, the value of which is tied directly to an increase in share price.

Our operating results for fiscal year 2016 outperformed our plan. Total net revenue increased by 16% from $103.5 million in fiscal year 2015 to $120.4 million in fiscal year 2016, and adjusted EBITDA increased 258% from $1.2 million in fiscal year 2015 to $4.3 million in fiscal year 2016. As a result, our Named Executive Officers earned approximately 138% of their target annual incentives related to fiscal year 2016.

To further link pay to performance and emphasize long-term shareholder value creation, the only increases in compensation provided to the Named Executive Officers in fiscal year 2016 by the Compensation Committee were in the form of long-term equity incentive awards granted at the beginning of fiscal year 2016 to three of the Named Executive Officers that were 5 to 15% higher as a percentage of base salary over the prior year.

Chief Executive Officer Compensation.   Mr. Dennedy’s compensation package for fiscal year 2016 did not change from 2015.

At the beginning of the fiscal year, the Compensation Committee believed Mr. Dennedy’s compensation reflected the Compensation Committee’s ongoing commitment to link pay to performance and to maintain market median compensation without change. At the end of the fiscal year, the Compensation Committee re-assessed Mr. Dennedy’s total compensation for fiscal year 2016 and deemed that the total compensation that would have been earned under his compensation package exceeded what the Committee believed to be market compensation for his position. As a result, the Committee used its discretion to reduce Mr. Dennedy’s annual incentive award to 100% of his target incentive amount from the 138% of target that would have been earned based on the Company’s financial performance.

Highlights of Mr. Dennedy’s 2016 compensation included:

•	No increase in base salary or annual incentive opportunity;

•	Annual incentive payout reduced to target payout to keep total CEO compensation in line with the Committee’s determination of market;

•	50% of long-term incentive award, granted as stock-settled appreciation rights, is based entirely on share price improvement, and the balance, granted as restricted stock, is tied to share price; and

•	74% of targeted compensation was variable pay, tied either to performance or share price improvement.

Chief Financial Officer Compensation.   Ms. Seebeck’s compensation package for fiscal year 2016 also continued to reflect the Compensation Committee’s ongoing commitment to link pay to performance and to maintain market median compensation as evidence by the following for Ms. Seebeck:

•	No increase in base salary or annual incentive opportunity;

•	Increase in total compensation to better align to market median made entirely in long term incentive awards;

•	50% of long-term incentive award, granted as stock-settled appreciation rights, is based entirely on share price improvement, and the balance, granted as restricted stock, is tied to share price;

•	59% of targeted compensation was variable pay, tied either to performance or share price improvement, an increase of 9% over fiscal year 2015.

Senior Vice President, Sales Compensation. Mr. Walker was not an executive officer at the beginning of the fiscal year, and accordingly his compensation was not reviewed or approved by the Compensation Committee. At the beginning of the fiscal year his target cash compensation was $373,108, consisting of $171,428 in base salary and $201,680 in annual incentives based primarily on commissions. In addition, in August 2015, Mr. Walker received a grant of stock-settled appreciation rights equal in value to $42,857, or 25% of his base salary, as part of annual equity grants made to senior non-executive employees of the Company.

In August 2015, in recognition of improved sales results under Mr. Walker’s leadership, Mr. Dennedy increased Mr. Walker’s target cash compensation to $450,000, consisting of $225,000 in base salary and $225,000 in annual incentives. In January 2016, Mr. Dennedy, with the consent of the Compensation Committee, promoted Mr. Walker to the position of Senior Vice President, Global Revenue, and in connection with this promotion raised Mr. Walker’s base salary to $240,000 and his annual incentive to $275,000. The Compensation Committee also awarded Mr. Walker a grant of 25,000 restricted common shares as a retention incentive on the same basis as the retention grants made to other executive officers in fiscal year 2015. As with the prior grants, Mr. Walker’s grant vests 5% on the first anniversary of grant, 5% on the second anniversary of grant, and 90% on the third anniversary.

Compensation Philosophy, Objectives, and Structure

Our Compensation Committee adopted its pay philosophy, objectives, and structure for Named Executive Officers to achieve financial and business goals and create long-term shareholder value.

Compensation Philosophy and Objectives.  For fiscal year 2016, as in recent prior years, our Compensation Committee’s pay philosophy was to pay total compensation at the market median of comparative peer group compensation, with emphasis placed on performance-based compensation, tied directly to annual goals or long-term equity awards, and to link compensation to our business strategy. The Compensation Committee’s objective was to establish an overall compensation package to:

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

Annual Incentives - Annual incentives provide cash variable pay for achievement of the Company’s financial, strategic, and operational goals and individual goals, with target incentives set as a percentage of salary, designed to reward achievement of goals with an annual cash payment. Variations in target incentive amounts among Named Executive Officers are determined by our Compensation Committee and based on market data, length of time in current role or similar role at another company, and recommendations from our CEO, other than for himself. At the end of each fiscal year, the Compensation Committee considers the aggregate compensation of each Named Executive Officer and makes adjustments to the annual incentive payment otherwise earned if the aggregate compensation is significantly outside of the market median compensation determined based on the 2014 peer group and other information available to the Compensation Committee.

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

Compensation Key Considerations

Annual Goal Setting.  Annual goals for our Named Executive Officers are tied to our financial, strategic, and operational goals and include business specific financial targets relating to our goals. For fiscal year 2016, the Compensation Committee linked all of the Named Executive Officer’s annual incentive goals to the same financial goals for revenue and adjusted EBITDA. At fiscal year-end, the Compensation Committee evaluated the performance of each Named Executive Officer and determined an appropriate award based on established goals.

Variable Pay at Risk.  Our compensation philosophy drives the provision of greater at-risk pay to our Named Executive Officers, and variable pay at risk comprised approximately 74% of target annual compensation for our CEO and between 50% and 67% for other Named Executive Officers. Our Named Executive Officers have significant opportunities for long-term, equity-based incentive compensation, higher than for annual cash incentive compensation for each Named Executive Officer, as our philosophy is to tie a significant portion of compensation to the long-term performance of our common shares. As a result, significant emphasis is placed on long-term shareholder value creation, thereby we believe minimizing excessive risk taking by our executives.

Competitive Market Assessments.  As described in last year’s CD&A, the Committee engaged Pearl Meyer & Partners as its compensation consultant during fiscal year 2014 and received from them a competitive market assessment that evaluated compensation levels for the Company’s top four executive positions, including Messrs. Dennedy, Badger and Steinberg and Ms. Seebeck. The Committee has not engaged a compensation consultant since fiscal year 2014. The 2014 assessment compared then current compensation levels for the executives to published compensation data for comparable executives at a peer group determined by the Compensation Committee in 2014 from a group recommended by Pearl Meyer & Partners.

The 2014 peer group consisted of the following software and technology companies:

SPS Commerce Inc.	XRS Corp.	Jive Software Inc.
E2open Inc.	Rally Software Development Corp.	Ellie Mae Inc.
Support.com Inc.	Synchronoss Technologies Inc.	BSQUARE Corp.
Sourcefire Inc.	QAD Inc.	American Software Inc.
Gigamon Inc.	Bottomline Technologies Inc.	Callidus Software Inc.
Cyan Inc.	Actuate Corp.	Model N Inc.
Qualys Inc.	PROS Holdings Inc.	inContact Inc.

These peer companies were selected based on industry relevance and comparability to the Company’s revenue at the time of selection in 2014. The Compensation Committee considered this 2014 assessment in setting Named Executive Officer Compensation at the beginning of fiscal year 2016.

Tally Sheets.  Our Compensation Committee analyzed tally sheets at the beginning and end of the fiscal year to review overall compensation and pay mix for each Named Executive Officer. Tally sheets included a three-year look-back of total compensation, including annual cash compensation, long-term incentive awards granted and earned, and benefits and perquisites. Tally sheets also included a cumulative inventory of equity grants by fiscal year, including the value of outstanding equity at the Company’s current stock price and the value received for prior vesting and exercises of equity. The tally sheets brought together, in one place, all elements of Named Executive Officers’ actual compensation and information about wealth accumulation so that our Compensation Committee could analyze the individual elements, the mix of compensation and the aggregate total amount of annual and accumulated compensation. Tally sheets were also used by the Compensation Committee to evaluate internal pay equity among the Named Executive Officers and to determine the impact of employment termination or change of control events. In support of the philosophy of rewarding performance, tally sheets are used by the Compensation Committee to review compensation as compared to expectations, and our Compensation Committee determined that annual compensation set for our Named Executive Officers for fiscal year 2016 was consistent with expectations and with the established compensation philosophy and pay mix guidelines driven by that philosophy.

Fiscal Year 2016 Compensation

The Company’s fiscal year 2015 total target compensation ranked approximately at the median of the competitive market assessment provided by Pearl Meyers & Partners during fiscal year 2014, with Mr. Dennedy positioned between the 50th and 75th percentile and Ms. Seebeck and Messrs. Badger and Steinberg positioned just below the 50th percentile. Based on this, the Compensation Committee determined that increases in total compensation were appropriate for Ms. Seebeck and Messrs. Badger and Steinberg, but not for the other Named Executive Officers. In accordance with the Committee’s desire to further link pay to performance and emphasize long-term shareholder value creation, the Committee allotted the increase only to those executives’ long-term equity incentive awards granted at the beginning of fiscal year 2016.

Base Salary.  For fiscal year 2016, salary comprised 26% of total target compensation for our CEO and between 33% and 50% for our other Named Executive Officers. Base salaries did not change from fiscal year 2015 to 2016 because the Compensation Committee believed the base salaries set in fiscal year 2015 to be still aligned with the Committee’s philosophy and goals.

Annual Incentives. For fiscal year 2016, annual goals were set at the beginning of the fiscal year. The discussion below provides details regarding fiscal year 2016 annual incentive performance metrics, levels, and payouts for the Named Executive Officers.

Annual Incentive Levels. For Dennedy, Seebeck, Badger and Steinberg, fiscal year 2016 target annual incentives were set as a percentage of salary. Target annual incentives for fiscal year 2016 were set at 88% of salary for Mr. Dennedy, 60% of salary for Mr. Steinberg and 50% of salary for the other Named Executive Officers, substantially the same as the prior two fiscal years. Annual incentives comprised 23% of total target compensation for Mr. Dennedy, and between 20% and 25% for our other Named Executive Officers.

Performance Metrics for Dennedy, Seebeck, Badger and Steinberg. For all Named Executive Officers other than Mr. Walker, fiscal year 2016 performance metrics consisted of a revenue target and an adjusted EBITDA target. Each Named Executive Officer’s annual incentive was weighted 60% on achievement of the revenue target and 40% on achievement of the adjusted EBITDA target. The Compensation Committee set financial performance metrics for fiscal year 2016 annual incentives to require target level improvements over fiscal year 2015 results for revenue and adjusted EBITDA. The target level for revenue was set at a $2.5 million, or 2.4%, improvement over fiscal 2015 results; and the target level for adjusted EBITDA was set at a $3.1 million, or 158%, improvement over fiscal 2015 results, reflecting the amount that the Compensation Committee believed could be reasonably achieved given the Company’s operating plan and the costs associated with the Company’s on-going investment in its next generation products and the Company’s strategy of increasing revenue from its subscription services products. Adjusted EBITDA, a non-GAAP financial measure, is calculated as income before income taxes, interest expense (net of interest income), depreciation and amortization (including amortization of developed technology), and excluding charges relating to (i) legal settlements, (ii) restructuring, severance, and other charges, (iii) asset write-offs and other fair value adjustments, (iv) share-based compensation, and (v) other non-operating (income) expense.. The Company believes adjusted EBITDA is a profitability measure and a key driver of value, focusing on sales, product mix, margins, and expense management. Adjusted EBITDA was selected as an annual goal component given the desire to balance sales and margins, as both are manageable by our Named Executive Officers.

Performance percentages for payouts (with proportionate payouts between the target and maximum achievement levels) were based on varying levels of achievement of fiscal year 2016 budgeted results, as described below. Payouts were capped at 150% of target incentives.

Component	Weighting (%)	Threshold		Target		Maximum
		Amount	Payout (% of target incentive)	Amount	Payout (% of target incentive)	Amount	Payout (% of target incentive)
Revenue	60	$103.9M	50	$106.0M	100	110.2	150
Adjusted EBITDA	40	$3.4M	50	$3.9M	100	$4.4M	150

The Compensation Committee believed that the plan involved performance that was moderately difficult at the threshold level, difficult at the 100% target level, given continuing transformation of the business and competition and pricing pressure in the market, and significantly difficult at the maximum level, requiring meaningful improvement over fiscal year 2015 results for revenue and adjusted EBITDA, in each case relative to future expectations at the time the levels were set. Threshold levels were considered as the achievement necessary to successfully execute a minimum level of the operating plan.

Additional detail about threshold and maximum incentives are disclosed in the Grants of Plan-Based Awards for Fiscal Year 2016 table.

Fiscal Year 2016 Payouts. Our operating results for fiscal year 2016 outperformed our plan. Total net revenue increased by 16% from $103.5 million in fiscal year 2015 to $120.4 million in fiscal year 2016, and EBITDA increased 258% from $1.2 million in fiscal year 2015 to $4.3 million in fiscal year 2016.

Component	Target	Actual	Payout (%)
Revenue	$106.0M	$120.4M	150%
Adjusted EBITDA (1)	$3.9M	$4.3M	120%

(1)	Adjusted EBITDA is a non-GAAP measure. A reconciliation of net loss, a GAAP measure, for fiscal year 2016 to adjusted EBITDA is as follows:

(In thousands)	2016

Net Loss	$ (3,765)
Income tax expense (benefit)	6
Loss before taxes	(3,759)
Depreciation of fixed assets	2,199
Amortization of intangibles	1,243
Amortization of developed technology	1,022
Interest (income) expense	(63)
EBITDA (b)	642
Share-based compensation expense	3,405
Restructuring, severance and other charges	283
Asset write-offs and other fair value adjustments	180
Other non-operating (income) expense	(491)
Legal settlements	268
Adjusted EBITDA	$ 4,287

(a)
Adjusted EBITDA is defined as income before income taxes, interest expense (net of interest income), depreciation and amortization (including amortization of developed technology), and excluding charges relating to i) legal settlements, ii) restructuring, severance, and other charges, iii) asset write-offs and other fair value adjustments, iv) share-based compensation, and v) other non-operating (income) expense.

(b)	EBITDA is defined as net income before income taxes, interest expense, depreciation and amortization.

As a result, our Named Executive Officers earned 138% of their target annual incentives related to financial targets for fiscal year 2016.

The chart below set forth the fiscal year 2016 annual incentive opportunity for each Named Executive and the actual annual incentive awards earned and paid based on the Compensation Committee’s review of the achievement of the performance measures.

Executive	Target Incentive		Incentive Earned		Incentive Paid
	% of Base	Amount ($)	% of Target	Amount ($)	% of Target	Amount ($)
James Dennedy	88	360,500	138	468,650	100	360,500
Janine Seebeck	50	127,500	138	176,053	138	176,053
Kyle Badger	50	130,000	138	179,505	138	179,505
Larry Steinberg	60	157,500	138	217,477	138	217,477

As previously discussed, at the end of the fiscal year, the Compensation Committee re-assessed Mr. Dennedy’s total compensation for fiscal year 2016 and deemed that the total compensation that would have been earned under his compensation package exceeded what the Committee believed to be market compensation for his position. As a result, the Committee used its discretion to reduce Mr. Dennedy’s annual incentive award to 100% of his target incentive amount, from the 138% of target that would have been earned based on the Company’s financial performance.

Performance Metrics for Walker. Mr. Walker’s fiscal year 2016 annual incentives were set by Mr. Dennedy at the beginning of the year and consisted of (i) commissions earned for achieving gross margin quotas for bookings (i.e., dollar value of gross margin for sales booked), for which his target incentive was $150,000, (ii) incentives earned for achieving specific customer and product transaction bookings (i.e., number of sales transactions booked), for which his target incentive was $75,000, and (iii) a bonus of $50,000 earned upon attaining 100% of his assigned bookings dollar amount quota for the year. Mr. Dennedy set the target bookings levels at those he believed necessary for the Company to successfully execute the operating plan. Other than the $50,000 bonus to be earned upon attaining 100% of assigned target, which was a flat amount, there was no floor or ceiling on the amount that Mr. Walker could earn with respect to his annual incentives.

Mr. Walker substantially outperformed his bookings targets for fiscal year 2016. Mr. Walker earned (i) 154% of commissions for achieving gross margin quotas, (ii) 121% of his incentives for achieving specific customer and product transaction booking targets, and (iii) the $50,000 bonus for achieving 100% of his assigned bookings dollar amount quota. On a blended basis, Mr. Walker earned 135% of his target annual incentives based on achievement against his performance plan. At the end of the fiscal year, due to Mr. Walker’s significant contribution to the Company’s outperforming its operating plan, Mr. Dennedy approved payment to Mr. Walker of 138% of his target annual incentives so that his annual incentive payout would match that of the other Named Executive Officers.

Long-Term Incentives.  As with the annual incentives, the Compensation Committee approved fiscal year 2016 long-term incentive (“LTI”) awards at the beginning of year when the outcome for the fiscal year was substantially uncertain. LTI awards to Named Executive Officers consisted of stock-settled appreciation rights (“SSARs”) and restricted shares, both with three-year vesting schedules, pursuant to the Company's shareholder-approved 2011 Stock Incentive Plan. The Compensation Committee considered various LTI award alternatives. While annual incentives targeted specific performance goals, the focus on LTI awards was to link compensation directly to shareholder gains. SSARs provided the direct link between compensation and shareholder gains in a less dilutive manner than with stock options, and the three-year vesting schedule also enhances retention. Restricted shares also tie compensation to shareholder gains and highly bolster retention over the vesting period. As in prior years, LTI awards were granted 50% as restricted stock and 50% as SSARs for each Named Executive Officer.

LTI awards comprised 52% of total target compensation for Mr. Dennedy to directly link a significant portion of his pay, when combined with his annual incentive, to performance and comprised between 25% and 48% for our other Named Executive Officers. In setting LTI awards for the Named Executive Officers other than the CEO, the Compensation Committee received input and recommendations from our CEO regarding each Named Executive Officer's relative ability to influence results. The competitive market assessment provided by Pearl Meyers & Partners indicated that fiscal year 2014 total compensation was below the market median for Messrs. Badger and Steinberg and Ms. Seebeck. As a result, target levels of LTI were increased over the prior year for Messrs. Badger and Steinberg and Ms. Seebeck in order to better align their total compensation with the market median and to further link pay to performance and emphasize long-term shareholder value creation, as described above.

The Compensation Committee set the annual 2016 LTI awards for each Named Executive Officer as follows:

Name	Percent of Salary (%)	Total LTI Value ($)	SSARs Granted (#)	Restricted Shares Granted (#)
James H. Dennedy	200	824,000	105,844	45,175
Janine K. Seebeck	93	237,150	30,462	13,001
Kyle C. Badger	85	221,000	28,387	12,116
Larry Steinberg	145	380,625	48,891	20,867

All SSARs and restricted shares vest in one-third increments on March 31, 2016, 2017 and 2018. The SSARs were granted at an exercise price of $9.12 (the closing price of the common shares on the grant date), have a seven-year term, and are settled in common shares upon exercise.

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

Employment Agreements. In fiscal year 2015, all of the Named Executive Officers other than Mr. Walker entered into employment agreements with the Company with substantially the same terms. Mr. Walker entered into a substantially similar employment agreement in connection with his promotion in January 2016. All of the employment agreements, including Mr. Walker’s, have terms expiring July 21, 2017. Under the employment agreements, upon termination without cause, we must pay severance equal to one year's salary and target annual incentive and a lump sum amount equal to the executive’s total premium for one year of COBRA continuation coverage under the Company’s health benefit. If the executive's position is changed such that his or her responsibilities are substantially lessened (a “change in position”), the executive may terminate his or her employment if the Company fails to materially cure such condition within 30 days following notice of such condition by the executive, and the termination will be deemed to be a termination without cause and the executive is entitled to his or her severance benefits. None of the Named Executive Officers with employment agreements is entitled to excise tax gross-up payments. In consideration of the severance benefits, each employment agreement contains a 12-month post-termination non-solicitation provision, an indefinite confidentiality provision, and a 12-month post-termination non-compete provision. In the event that any of these Named Executive Officers are terminated without cause or for a change of position in the 24 months following a change of control of the Company, the Named Executive Officer is entitled to severance pay equal to two year’s salary and target annual incentive and a lump sum amount equal to the executive’s total premium for one year of COBRA continuation coverage under the Company’s health benefit.

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

Accelerated Vesting. None of the employment agreements discussed above provide for accelerated vesting of equity. Under our 2011 Stock Incentive Plan (and the 2016 Plan, if approved by shareholders at the Annual Meeting), vesting is accelerated upon the actual occurrence of a change of control for all SSARs and restricted shares (including performance shares). The Compensation Committee believed that during a change of control situation, a stable business environment is in the shareholders’ best interests, and accelerated vesting provisions provide stability. The accelerated vesting provisions are applicable to all employees who receive equity awards, not just executive management.

The long-term incentive awards granted for fiscal year 2016 are subject to a holding period of one year following a change of control. Under this provision, all SSARs and restricted shares granted for fiscal year 2016 accelerate upon the actual occurrence of a change of control but remain subject to restrictions on exercise and transfer until the earlier of one year after the change of control or the executive’s termination of employment without cause. The Compensation Committee believed that this further restriction during a change of control situation further promotes a stable business environment and is in the shareholders’ best interests.

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

Stock Ownership Guidelines.  To underscore the importance of strong alignment between the interests of management and shareholders, the board of directors approved stock ownership guidelines for directors and executives, with our CEO having the highest ownership requirement. Director and executive compensation is designed to provide a significant opportunity to tie individual rewards to long-term Company performance. The objective of our stock ownership guidelines is to support this overall philosophy of alignment and to send a positive message to our shareholders, customers, suppliers, and employees of our commitment to shareholder value. Each director and executive officer is expected to maintain minimum share ownership of either: (i) the number of shares with a value based on a multiple of base salary or director annual retainer listed below, or (ii) the number of shares listed below:

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

Stock Retention Policy. Under the Company’s stock retention policy, directors and executive officers are required to hold shares of Company stock for at least one year after such shares vest in the case of performance or restricted shares, or one year after exercise in the case of stock options or SSARs, or until the earlier date of their termination of service as a director or executive officer. The holding period policy does not apply in instances of a “change in control,” as defined in the 2011 Stock Incentive Plan and 2016 Stock Incentive Plan.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and the Proxy Statement for its 2016 Annual Meeting of Shareholders.

The Compensation Committee of the Board of Directors
Melvin Keating, Chairman
Michael A. Kaufman
Keith M. Kolerus
John Mutch

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table and related notes provide information regarding fiscal year 2016 compensation for our Named Executive Officers, including our CEO and CFO and the other three most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal year 2016.

Summary Compensation Table for Fiscal Year 2016

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen-sation ($)(4)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(5)	Total ($)
James H. Dennedy President and Chief Executive Officer	FY16	412,000	—	411,996	411,999	360,500	—	30,071	1,626,566
	FY15	410,154	—	1,087,491	411,995	—	—	33,919	1,943,559
	FY14	400,000	—	399,998	400,129	447,278	—	32,760	1,680,038

Janine K. Seebeck Senior Vice President, Chief Financial Officer and Treasurer	FY16	255,000	—	118,569	118,574	176,053	—	10,074	678,270
	FY15	252,692	—	507,291	101,997	—	—	11,533	873,513
	FY14	218,490	25,000	59,995	60,015	153,352	—	11,505	528,347

Kyle C. Badger Senior Vice President, General Counsel and Secretary	FY16	260,000	—	110,498	110,497	179,505	—	11,425	671,925
	FY15	260,000	—	441,747	103,997	—	—	12,497	818,241
	FY14	258,462	25,000	90,003	90,027	148,066	—	12,091	623,619

Larry Steinberg Senior Vice President, Chief Technology Officer	FY16	262,500	—	190,307	190,309	217,477	—	10,686	871,279
	FY15	260,577	—	643,470	170,623	—	—	14,250	1,088,920
	FY14	246,154	—	149,996	105,052	169,345	—	10,969	726,468

Jimmie D. Walker, Jr. Senior Vice President, Global Revenue	FY15	205,577	380,787	268,746	42,860	—	—	—	897,970

(1)
(1)For Ms. Seebeck and Mr. Badger, FY14 amounts consist of discretionary bonuses related to the RSG transaction. For Mr. Walker, FY16 amount consists of sales commissions and annual incentives associated with sales goals.
(2)Stock Awards include grants of restricted shares and performance shares. Option Awards include SSAR grants. Amounts disclosed do not represent the economic value received by the Named Executive Officers. The value, if any, recognized upon the exercise of a SSAR will depend upon the market price of the shares on the date the SSAR is exercised. The value, if any, recognized for restricted and performance shares will depend upon the market price of the shares upon vesting. In accordance with SEC rules, the values for restricted and performance shares and SSARs are equal to the aggregate grant date fair value for each award computed in accordance with FASB ASC Topic 718. The values for restricted and performance shares are based on the closing price on the grant date. The values for SSARs are based on the Black-Scholes option pricing model. A discussion of the assumptions used in determining these valuations is set forth in Note 14 of the Notes to Consolidated Financial Statements of the Company’s 2016 Annual Report. For Stock Awards, the amounts shown represent grants of restricted shares to each

Named Executive Officer as part of the executive's annual long-term equity grant, and for 2015 includes grants of restricted shares to improve retention of key management, including the Named Executive Officers.
(3)Amounts represent annual incentive payments received for 2016, 2015 and 2014 based on pre-set incentive goals established at the beginning of each fiscal year and tied to the Company’s financial, strategic, and operational goals.
(4)All other compensation includes the following compensation, calculated based on the aggregate incremental cost to the Company of the benefits noted:

All Other Compensation for Fiscal Year 2016

Name	401(k) Company Match ($)	Executive Life Insurance ($)	Relocation ($)(a)	All Other ($)(b)	Total ($)
J. Dennedy	9,300	2,038	16,800	1,933	30,071
J. Seebeck	8,941	459	—	674	10,074
K. Badger	9,141	1,164	—	1,121	11,425
L. Steinberg	8,290	1,239	—	1,156	10,686

(a)Mr. Dennedy was reimbursed for temporary housing near the Company’s corporate offices.
(b) Consists of executive long-term disability coverage.

Grants of Plan-Based Awards

The following table and related notes summarize grants of equity and non-equity incentive compensation awards to our Named Executive Officers for fiscal year 2016. All equity awards were made under the Company’s 2011 Stock Incentive Plan.

Grants of Plan-Based Awards for Fiscal Year 2016

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards ($)			All Other Stock Awards Number of Shares of Stock (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James H. Dennedy	6/2/2015	180,250	360,500	540,750
	6/2/2015							45,175
	6/2/2015										9.12
	6/2/2015								105,844	9.12	3.89

Janine K. Seebeck	6/2/2015	63,750	127,500	191,250
	6/2/2015							13,001
	6/2/2015										9.12
	6/2/2015								30,462	9.12	3.89

Kyle C. Badger	6/2/2015	65,000	130,000	195,000
	6/2/2015							12,116
	6/2/2015										9.12
	6/2/2015								28,387	9.12	3.89

Larry Steinberg	6/2/2015	78,750	157,500	236,250
	6/2/2015							20,867			9.12
	6/2/2015								48,891	9.12	3.89

Jimmie D. Walker, Jr.	8/11/2015								10,666	9.60	4.02
	6/2/2015							25,000			9.60

(1)
(1)Amounts shown in the columns under Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent fiscal year 2016 annual threshold, target, and maximum cash-based annual incentives granted under the annual incentive plan. Total threshold, target, and maximum payouts were conditioned on achievement of weighted goals based on revenue and adjusted operating income for each Named Executive Officer. Fiscal year 2016 payouts for each Named Executive Officer pursuant to these awards are shown in the Summary Compensation Table above in the column titled Non-Equity Incentive Plan Compensation. Further explanation of potential and actual payouts by component is set forth in the Compensation Discussion and Analysis - Annual Incentives.
(2)The share amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive's annual long-term equity grant.
(3)The share amounts represent SSARs granted at the fair market value of the shares on the grant date as fiscal year 2016 long-term incentive awards. The SSARs are exercisable in thirds beginning on March 31, 2016. All SSARs have a seven-year term.
(4)The dollar amount shown for each equity grant represents the grant date fair value of the SSARs and restricted shares, calculated in accordance with FASB ASC Topic 718. The actual value, if any, recognized upon the exercise of a SSAR or vesting of restricted shares will depend upon the market price of the shares on the date the SSAR is exercised or restricted shares vest.

Outstanding Equity Awards

The following table and related notes summarize the outstanding equity awards held by the Named Executive Officers as of March 31, 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

Name (1)	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Date Expiration	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
		Exercisable	Unexercisable (2)
James H. Dennedy	6/12/2012	78,305		7.46	6/12/2019
	6/4/2013	50,188		12.38	6/4/2020
	6/3/2014	38,042	19,021 (a)	14.43	6/3/2021	9,517 (a)	97,169
	7/18/2014					47,500 (a)	484,975
	6/2/2015	35,281	70,563 (a)	9.12	6/2/2022	30,177 (a)	307,495

Janine K. Seebeck	11/7/2011	5,152		8.31	11/7/2018
	6/12/2012	5,721		7.49	6/12/2019
	6/4/2013	5,019		12.38	6/4/2020
	8/7/2013	2,715		11.4	8/7/2020
	6/3/2014	9,418	4,709 (b)	14.43	6/3/2021	2,356 (b)	24,055
	7/18/2014					28,500 (b)	290,985
	6/2/2015	10,154	20,308 (b)	9.12	6/2/2022	8,668 (b)	88,500

Kyle C. Badger	10/31/2011	11,194		8.49	10/31/2018
	6/12/2012	12,886		7.46	6/12/2019
	6/4/2013	11,292		12.38	6/4/2020
	6/3/2014	9,602	4,802 (c)	14.43	6/3/2021	2,402 (c)	24,524
	7/18/2014					23,750 (c)	242,488
	6/2/2015	9,445	18,892 (c)	9.12	6/2/2022	8,078 (c)	82,476

Larry Steinberg	5/9/2012	17,513		8.64	5/9/2019
	6/4/2013	18,821		12.38	6/4/2020
	6/3/2014	15,754	7,878 (d)	14.43	6/3/2021	3,941 (d)	40,238
	7/18/2014					33,250 (d)	339,483
	6/2/2015	16,297	32,594 (d)	9.12	6/2/2022	13,912 (d)	142,042

Jimmie D. Walker, Jr.	3/30/2015					1,785 (e)	26,015
	8/11/2015	3,555	7,105 (e)	9.60	8/11/2022
	1/5/2016					25,000 (e)	255,250
(1)
(1)As of March 31, 2016, the vesting schedule for the time-vested SSARs was as follows:
(a)54,302 on March 31, 2017 and 35,281 on March 31, 2018
(b)14,863 on March 31, 2017 and 10,154 on March 31, 2018
(c)14,248 on March 31, 2017 and 9,446 on March 31, 2018
(d)24,175 on March 31, 2017 and 16,297 on March 31, 2018
(e)3,555 on March 31, 2017 and 3,556 on March 31, 2018
(2)As of March 31 2016, the vesting schedule for the time-vested stock awards was as follows:
(a)2,500 on July 31, 2016; 24,575 on March 31, 2017; 45,000 on July 31, 2017; 15,059 on March 31, 2018
(b)1,500 on July 31, 2016; 6,690 on March 31, 2017; 27,000 on July 31, 2017; 4,334 on March 31, 2018
(c)1,250 on July 31, 2016; 6,441 on March 31, 2017; 22,500 on July 31, 2017; 4,039 on March 31, 2018
(d)1,750 on July 31, 2016; 10,897 on March 31, 2017; 31,500 on July 31, 2017; 6,956 on March 31, 2018
(e)1,250 on January 5, 2017; 1,785 on March 31, 2017; 1,250 on January 5, 2018; 22,500 on January 5, 2019.

(1)Calculated based on the closing price of the shares on March 31, 2016 of $10.21 per share.

Option Exercises and Stock Vested

The following table and related notes summarize the exercise of stock options and/or SSARs and the vesting of other stock awards by the Named Executive Officers during fiscal year 2016.

Option Exercises and Stock Vested for Fiscal Year 2016

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
James H. Dennedy	—	—	37,845	382,047
Janine K. Seebeck	—	—	9,851	97,969
Kyle C. Badger	—	—	10,114	101,089
Larry Steinberg	—	—	17,572	174,822
Jimmie D. Walker, Jr.	—	—	509	5,197
(1)The value realized on vesting of stock awards is determined by multiplying the number of shares underlying the stock awards by the closing price of the shares on the vesting date of the awards.

Termination and Change of Control

The following table and discussion summarize certain information related to the total potential payments which would have been made to the Named Executive Officers in the event of termination of their employment with the Company, including in the event of a change of control, effective March 31, 2016, the last business day of fiscal year 2016.

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

Termination and Change of Control

Voluntary Termination or Termination for Cause ($)(1)	James Dennedy	Janine Seebeck	Kyle Badger	Larry Steinberg	Jimmie Walker, Jr.
Base and Incentive	—	—	—
Accelerated Vesting	—	—	—
Termination without Cause or by Employee for Change in Position ($)(1)
Base & Incentive	773,000	382,500	390,000	420,000	500,000
Health Insurance (2)	10,357	1,031	10,357	11,557	10,357
Accelerated Vesting	—	—	—	—	—
	_______	_______	_______	_______	_______
Total	783,357	383,531	400,357	431,557	510,357
Change of Control ($)(3)
Base Salary and Incentive	1,546,000	765,000	780,000	840,000	1,000,000
Health Insurance	10,357	1,031	10,357	11,557	10,357
Accelerated Vesting/SSARs (3)	76,914	22,135	20,592	35,527	4,334
Accelerated Vesting/Stock (3)	889,638	415,476	349,488	521,762	273,475
	_______	_______	_______	_______	_______
Total	2,522,909	1,203,642	1,160,437	1,408,846	1,288,166
Death or Disability ($)(4)
Accelerated Vesting/SSARs (3)	76,914	22,135	20,592	35,527	4,334
Accelerated Vesting/Stock (3)	889,638	415,476	349,488	521,762	521,762
	_______	_______	_______	_______	_______
Total	966,552	437,611	370,080	557,289	526,096

(1)For the Named Executive Officers, “cause” is defined as (i) breach of employment agreement or any other duty to the Company, (ii) dishonesty, fraud, or failure to abide by the published ethical standards, conflicts of interest, or material breach of Company policy, (iii) conviction of a felony crime or crime involving misappropriation of money or other Company property, (iv) misconduct, malfeasance, or insubordination, or (v) gross failure to perform (not including failure to achieve quantitative targets). A “change in position” is the substantial lessening of compensation or responsibilities. After a change in position, the executive has 30 days to notify the Company of his or her termination of employment, and the Company has 30 days to cure. A “voluntary termination” includes death, disability, or legal incompetence.
(2)Health Insurance consists of health care and dental care benefits. The amount reflects 12 months of benefits for the Named Executive Officers that participate in the Company's plans. These benefits have been calculated based on actual cost to us for fiscal year 2016.
(3)Severance payments in the event of a change of control are subject to a double trigger such that severance benefits are provided only upon a combination of a change of control and a qualified termination. SSARs and restricted shares vest upon a change of control. For SSARs (except as qualified below) the value of accelerated vesting is calculated using the closing price of $10.21 per share on March 31, 2016 less the exercise price per share for the total number of SSARs accelerated. The value of restricted shares upon vesting reflects that same $10.21 closing price. Values represent potential vesting under a hypothetical change of control situation on March 31, 2016.
(4)All SSARs and restricted shares vest upon death or disability.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

BENEFICIAL OWNERSHIP OF COMMON SHARES

The following table shows the number of common shares beneficially owned as of July 19, 2016 by (i) each current director; (ii) our Named Executive Officers; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to beneficially own more than 5% of our common shares.

Name	Common Shares	Shares Subject to Exercisable Options	Restricted Shares (1)	Total Shares Beneficially Owned (1)	Percent of Class (2)
Directors
Donald Colvin	3,278	—	—	3,287	*
Jerry Jones	28,218	—	—	28,218	*
Michael A. Kaufman (3)	7,056,934	—	—	7,056,934	30.8
Keith M. Kolerus	141,495	15,000	—	156,495	*
Melvin Keating	3,278	—	—	3,278	*
John Mutch	4,837	—	—	483.7	*
Named Executive Officers
Kyle C. Badger	41,091	54,419	34,230	129,740	*
James H. Dennedy	242,015	201,861	87,134	531,010	2.3
Janine Seebeck	22,866	37,727	40,693	101,286	*
Larry Steinberg	103,598	68,385	51,103	223,086	1.0
Jimmie D. Walker, Jr.	1,213	3,555	25,850	30,618	*
All directors and executive officers	7,687,421	394,538	259,548	8,341,507	35.7
Other Beneficial Owners
MAK Capital One, LLC et al 590 Madison Avenue, 9th Floor New York, New York 10022	7,056,934 (4)				30.8
RGM Capital, LLC 9010 Strada Stell Court, Suite 105 Naples, FL 34109	2,244,809 (5)				9.8
Discovery Group I, LLC 191 North Wacker Drive, Suite 1685 Chicago, Illinois 60606	2,231,855 (6)				9.7
Dimensional Fund Advisors LP 6300 Bee Cave Road Building One Austin, Texas, 78746	1,863,204 (7)				8.1
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	1,558,181 (8)				6.8

(1)
Beneficial ownership of the shares comprises both sole voting and dispositive power, or voting and dispositive power that is shared with a spouse, except for restricted shares for which individual has sole voting power but no dispositive power until such shares vest.

(2)	* indicates beneficial ownership of less than 1% on July 19, 2016.

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

(5)
As reported on a Schedule 13G/A dated February 12, 2016. RGM Capital, LLC has shared voting and dispositive power with respect to all of the shares. Robert G. Moses is the managing member of RGM Capital, LLC, and shares voting and dispositive power with respect to all of the shares.

(6)
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

(7)
As reported on a Schedule 13G/A dated February 9, 2016. Dimensional Fund Advisors LP has sole voting power with respect to 1,824,555 shares and sole dispositive power with respect to all of the shares.

(8)	As reported on a Schedule 13G/A dated January 20, 2016. BlackRock, Inc. has sole voting power with respect to 1,539,036 shares and sole dispositive power with respect to all of the shares.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of March 31, 2016.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (2000 Stock Option Plan for Outside Directors and 2000, 2006, and 2011 Stock Incentive Plans)	1,339,365	$12.29	1,016,888
Equity compensation plans not approved by shareholders	—	—	—
Total	1,339,365	$12.29	1,016,888

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

DIRECTOR INDEPENDENCE

NASDAQ listing standards provide that at least a majority of the members of the board of directors must be independent, meaning free of any material relationship with the Company, other than his relationship as a director. The Guidelines state that the board of directors should consist of a substantial majority of independent directors. A director is not independent if he fails to satisfy the standards for director independence under NASDAQ listing standards, the rules of the SEC, and any other applicable laws, rules, and regulations. During the board of directors’ annual review of director independence, the board of directors considers transactions, relationships, and arrangements, if any, between each director or a director’s immediate family members and the Company or its management. In June 2016, the board of directors performed its annual director independence review and as a result of such review determined that each of Donald Colvin, Jerry Jones, Michael A. Kaufman, Melvin Keating, Keith M. Kolerus, and John Mutch qualify as independent directors. Mr. Dennedy is not independent because of his service as President and CEO of the Company.

Item 14. Principal Accountant Fees and Services.

The Audit Committee reviewed the fees of Grant Thornton LLP, our Independent Accountant for fiscal year 2016, and of PricewaterhouseCoopers LLP (“PwC”), our Independent Accountant for fiscal year 2015. Fees for services rendered by Grant Thornton and PwC for fiscal year 2016 and by PwC for fiscal year 2015 were:

Fiscal Year	Audit Fees ($)	Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)
2016 (GT)	680,281	—	—	—
2016 (PwC)	211,400	—	—	2,700
2015	676,798	—	—	2,700

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

The Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) to ensure compliance with SEC and other rules and regulations relating to auditor independence, with the goal of safeguarding the continued independence of our Independent Accountant. The Policy sets forth the procedures and conditions pursuant to which audit, review, and attest services and non-audit services to be provided to the Company by our Independent Accountant may be pre-approved. The Audit Committee is required to pre-approve the audit and non-audit services performed by our Independent Accountant to assure that the provision of such services does not impair independence. Unless a type of service to be provided has received pre-approval as set forth in the Policy, it will require separate pre-approval by the Audit Committee before commencement of the engagement. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require separate pre-approval by the Audit Committee. All audit, non-audit, and tax services were pre-approved by the Audit Committee during fiscal years 2016 and 2015.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm*

Report of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of March 31, 2016 and 2015*

Consolidated Statements of Operations for the years ended March 31, 2016, 2015, and 2014*

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2016, 2015, and 2014*

Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015, and 2014*

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2016, 2015, and 2014*

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

* Previously filed with the Annual Report on Form 10-K filed with the SEC on June 10, 2016, which is being amended hereby.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on July 29, 2016.

AGILYSYS, INC.

/s/  James H. Dennedy
James H. Dennedy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 29, 2016.

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

*	Denotes a management contract or compensatory plan or arrangement.
**	Previously filed with the Annual Report on Form 10-K filed with the SEC on June 10, 2016, which is being amended hereby.
***	Filed herewith