Form 10-Q
period 2016-06-30
AGILYSYS INC
filed 2016-08-04
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of Common Shares of the registrant outstanding as of August 1, 2016 was 22,939,102.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,312	$60,608
Accounts receivable, net of allowance for doubtful accounts of $507 and $617, respectively	17,312	22,017
Inventories	2,280	2,692
Prepaid expenses and other current assets	8,930	10,184
Total current assets	83,834	95,501
Property and equipment, net	13,976	14,197
Goodwill	19,622	19,622
Intangible assets, net	8,565	8,576
Software development costs, net	46,253	44,215
Other non-current assets	2,876	3,046
Total assets	$175,126	$185,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,501	$7,761
Deferred revenue	28,781	33,241
Accrued liabilities	9,690	12,980
Capital lease obligations, current	122	118
Total current liabilities	46,094	54,100
Deferred income taxes, non-current	3,139	3,075
Capital lease obligations, non-current	194	215
Other non-current liabilities	4,230	4,294
Commitments and contingencies (see Note 7)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 22,939,102 and 22,942,586 shares outstanding at June 30, 2016 and March 31, 2016, respectively	9,482	9,482
Treasury shares, 8,667,729 and 8,664,245 at June 30, 2016 and March 31, 2016, respectively	(2,601)	(2,600)
Capital in excess of stated value	(7,343)	(7,645)
Retained earnings	122,116	124,413
Accumulated other comprehensive loss	(185)	(177)
Total shareholders' equity	121,469	123,473
Total liabilities and shareholders' equity	$175,126	$185,157

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except share data)	2016	2015
Net revenue:
Products	$9,520	$8,811
Support, maintenance and subscription services	14,948	14,899
Professional services	6,485	3,781
Total net revenue	30,953	27,491
Cost of goods sold:
Products (inclusive of developed technology amortization)	6,532	4,922
Support, maintenance and subscription services	3,856	3,495
Professional services	4,374	2,675
Total cost of goods sold	14,762	11,092
Gross profit	16,191	16,399
	52.3%	59.7%
Operating expenses:
Product development	6,855	6,268
Sales and marketing	5,634	4,461
General and administrative	4,873	5,177
Depreciation of fixed assets	598	518
Amortization of intangibles	336	298
Restructuring, severance and other charges	89	(46)
Operating loss	(2,194)	(277)
Other (income) expense:
Interest income	(33)	(44)
Interest expense	4	8
Other expense (income), net	90	(32)
Loss before taxes	(2,255)	(209)
Income tax expense (benefit)	42	(24)
Net loss	$(2,297)	$(185)

Weighted average shares outstanding	22,599	22,220
Loss per share - basic and diluted:
Loss per share	$(0.10)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2016	2015
Net loss	$(2,297)	$(185)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(8)	(10)
Total comprehensive loss	$(2,305)	$(195)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2016	2015
Operating activities
Net loss	$(2,297)	$(185)

Adjustments to reconcile loss from operations to net cash used in operating activities
Net restructuring, severance and other charges	(389)	(308)
Net legal settlements	(100)	—
Depreciation	598	518
Amortization	336	297
Amortization of developed technology	1,266	256
Deferred income taxes	64	40
Share-based compensation	346	404
Change in cash surrender value of company owned life insurance policies	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	4,700	6,245
Inventories	413	121
Prepaid expense	816	160
Accounts payable	(408)	(6,543)
Deferred revenue	(3,812)	(1,395)
Accrued liabilities	(2,391)	(1,397)
Income taxes payable	(42)	7
Other changes, net	(114)	(85)
Net cash used in operating activities	(1,019)	(1,865)
Investing activities
Capital expenditures	(410)	(1,212)
Capitalized software development costs	(3,278)	(5,572)
Additional (investments in) proceeds from corporate-owned life insurance policies	(1)	(21)
Net cash used in investing activities	(3,689)	(6,805)
Financing activities
Payments to settle contingent consideration arising from business acquisition	(197)	—
Repurchase of common shares to satisfy employee tax withholding	(346)	(412)
Principal payments under long-term obligations	(24)	(10)
Net cash used in financing activities	(567)	(422)
Effect of exchange rate changes on cash	(21)	59
Net decrease in cash and cash equivalents	(5,296)	(9,033)
Cash and cash equivalents at beginning of period	$60,608	$75,067
Cash and cash equivalents at end of period	$55,312	$66,034

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$343	$78
Accrued capitalized software development costs	985	2,738

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2017 refers to the fiscal year ending March 31, 2017.

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

The Condensed Consolidated Balance Sheet as of June 30, 2016, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2016 and 2015, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC) on June 10, 2016.

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

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the three months ended June 30, 2015 or fiscal 2016 results.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2016, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies and estimates from those disclosed therein.

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

In June 2015, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this standard during the first quarter of fiscal 2017. As the objectives of this standard are to clarify the codification; correct unintended application of guidance; eliminate inconsistencies; and, to improve the codification’s presentation of guidance, the adoption of this standard did not have a material impact on our financial position or results of operations.

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

The FASB has also issued the following standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12 and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606). We are currently evaluating the impact that the adoption of the related ASU 2014-09 standards will have on our consolidated financial statements or related disclosures.

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

Fiscal 2016 Restructuring Activity

Q4 - In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs. We recorded $0.3 million in restructuring charges related to the Q4 fiscal 2016 restructuring activity in fiscal 2016, comprised of severance and other employee related benefits. As of June 30, 2016, we had a remaining liability of approximately $17,000 recorded for the Q4 fiscal 2016 restructuring activity. We expect to record additional restructuring expense related to the Q4 fiscal 2016 restructuring event during fiscal 2017 as those obligations become present and the definition of a liability included in FASB Concepts Statement No. 6, Elements of Financial Statements, is met. These additional charges are not expected to exceed $0.2 million.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision /		June 30,
(In thousands)	2016	Adjustments	Payments	2016
Fiscal 2016 Restructuring Plan:
Severance and other employment costs	$311	$—	$(294)	$17

Total restructuring costs	$311	$—	$(294)	$17

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30, 2016			March 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,398)	262	10,660	(10,398)	262
Accumulated impairment	(262)	N/A	(262)	(262)	N/A	(262)
Trade names	230	(65)	165	230	(54)	176
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,018)	165	24,183	(24,007)	176
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,018)	$8,565	$32,583	$(24,007)	$8,576

Software development costs	$37,582	$(3,610)	$33,972	$6,359	$(2,344)	$4,015
Project expenditures not yet in use	13,672	—	13,672	41,591	—	41,591
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$49,863	$(3,610)	$46,253	$46,559	$(2,344)	$44,215

During the first quarter of fiscal 2017, we announced general availability of our rGuest® Stay property management solution and placed into service $31.2 million of related software development costs. Amortization of this internally developed technology is included in Products cost of goods sold and was $1.0 million during the three months ended June 30, 2016. The useful life of this asset is 5 years.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2017	$5,394
2018	7,191
2019	7,068
2020	6,329
2021	6,244
2022	520
Total	$32,746

Intangible assets are comprised of acquired and internally developed technology to be sold, leased, or otherwise marketed and other non-software assets including, customer relationships, non-competition agreements, trade names and patented technology. Amortization expense of acquired and internally developed technology is included in Products cost of goods sold and was $1.3 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense of non-software intangibles is included in operating expenses along with acquired and internally developed internal use software. Internal use software is classified as property and equipment in the Consolidated Balance Sheet. Amortization expense of non-software intangible and internal use assets was $11,500 for the three months ended June 30, 2016 and 2015.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $3.3 million and $4.5 million during the three months ended June 30, 2016 and 2015, respectively.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2016	March 31, 2016
Accrued liabilities:
Salaries, wages, and related benefits	$7,210	$9,751
Other taxes payable	803	818
Accrued legal settlements	—	100
Restructuring liabilities	17	311
Severance liabilities	60	6
Professional fees	600	714
Deferred rent	405	400
Contingent consideration	—	197
Other	595	683
Total	$9,690	$12,980
Other non-current liabilities:
Uncertain tax positions	$1,480	$1,469
Deferred rent	2,671	2,746
Other	79	79
Total	$4,230	$4,294

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $17.3 million and $22.0 million as of June 30, 2016 and March 31, 2016, respectively. The related allowance for doubtful accounts was $0.5 million and $0.6 million as of June 30, 2016 and March 31, 2016, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivable owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of June 30, 2016, approximately $0.7 million of pre-petition claims remain outstanding.

6. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months ended June 30, 2016 and 2015:

	Three months ended
	June 30,
(Dollars in thousands)	2016	2015
Income tax expense (benefit)	$42	$(24)
Effective tax rate	1.9%	7.1%

For the three months ended June 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences.

For the three months ended June 30, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

	Three months ended
	June 30,
(In thousands, except per share data)	2016	2015
Numerator:
Net loss	$(2,297)	$(185)

Denominator:
Weighted average shares outstanding	22,599	22,220

Loss per share - basic and diluted:
Loss per share	$(0.10)	$(0.01)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,435	1,368

Basic (loss) earnings per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 340,101 and 454,444 of restricted shares at June 30, 2016 and 2015, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted (loss) earnings per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs) and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months and six months ended June 30, 2016 and 2015, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended
	June 30,
(In thousands)	2016	2015
Product development	$128	$156
Sales and marketing	21	(43)
General and administrative	197	291
Total share-based compensation expense	346	404

Stock Options

The following table summarizes the activity during the three months ended June 30, 2016 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2016	545,000	$15.54
Granted	—	—
Exercised	—	—
Cancelled/expired	(250,000)	15.17
Outstanding and exercisable at June 30, 2016	295,000	$15.85	0.1	$—

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the three months ended June 30, 2016 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2016	794,365	$10.06
Granted	64,231	10.47
Exercised	—	—
Forfeited	(4,073)	9.60
Expired	(2,114)	9.60
Outstanding at June 30, 2016	852,409	$10.09	5.1	$926
Exercisable at June 30, 2016	475,485	$10.15	4.3	$612

As of June 30, 2016, total unrecognized stock based compensation expense related to non-vested SSARs was $1.1 million, which is expected to be recognized over a weighted-average vesting period of 1.84 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2011 Plan, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2016 for restricted shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2016	335,773	$12.00
Granted	—	0.00
Vested	—	—
Forfeited	(3,484)	10.57
Outstanding at June 30, 2016	332,289	$12.07

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2016, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.5 million, which is expected to be recognized over a weighted-average vesting period of 1.34 years.

Performance Shares

The following table summarizes the activity during the three months ended June 30, 2016 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2016	7,812	$9.6
Granted	—	—
Outstanding at June 30, 2016	7,812	$9.60

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target. As of June 30, 2016, total unrecognized stock based compensation expense related to non-vested performance shares was $17,000, which is expected to be recognized over a weighted-average vesting period of 0.10 years.

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

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2016 and 2015.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$2,357			$2,357
Corporate-owned life insurance — non-current	$771			$771

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	2,357			2,357
Corporate-owned life insurance — non-current	765	—	—	765
Liabilities:
Contingent consideration — current	197	—	—	197

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2016	2015
Corporate-owned life insurance:
Balance on April 1	$3,122	$2,493
Unrealized gain (loss) relating to instruments held at reporting date	5	(2)
Purchases, sales, issuances and settlements, net	1	21
Balance on June 30	$3,128	$2,512

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Three months ended
	June 30,
(In thousands)	2016	2015
Contingent consideration
Balance on April 1	$197	$112
Activity, payments and other charges (net)	(197)	(4)
Balance on June 30	$—	$108

11. Subsequent Events

On July 28, 2016, we announced general availability of our rGuest® Buy point of sale solution. As of June 30, 2016, approximately $10.4 million of related software development costs were capitalized as project expenditures not yet in use in the Consolidated Balance Sheet. Amortization of this internally developed technology will be included in Products cost of goods sold. The useful life of this asset is 5 years. We expect annual amortization resulting from the asset being placed into service of approximately $2.1 million.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2016. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 26 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2016 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Results of Operations

First Fiscal Quarter 2017 Compared to First Fiscal Quarter 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2016 and 2015:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$9,520	$8,811	$709	8.0%
Support, maintenance and subscription services	14,948	14,899	49	0.3%
Professional services	6,485	3,781	2,704	71.5%
Total net revenue	30,953	27,491	3,462	12.6%
Cost of goods sold:
Products (inclusive of developed technology amortization)	6,532	4,922	1,610	32.7%
Support, maintenance and subscription services	3,856	3,495	361	10.3%
Professional services	4,374	2,675	1,699	63.5%
Total cost of goods sold	14,762	11,092	3,670	33.1%
Gross profit	16,191	16,399	(208)	(1.3)%
Gross profit margin	52.3%	59.7%
Operating expenses:
Product development	6,855	6,268	587	9.4%
Sales and marketing	5,634	4,461	1,173	26.3%
General and administrative	4,873	5,177	(304)	(5.9)%
Depreciation of fixed assets	598	518	80	15.4%
Amortization of intangibles	336	298	38	12.8%
Restructuring, severance and other charges	89	(46)	135	nm
Operating loss	$(2,194)	$(277)	$(1,917)	nm
Operating loss percentage	(7.1)%	(1.0)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2016	2015
Net revenue:
Products	30.7%	32.0%
Support, maintenance and subscription services	48.3	54.2
Professional services	21.0	13.8
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	21.1	17.9
Support, maintenance and subscription services	12.5	12.7
Professional services	14.1	9.7
Total	47.7%	40.3%
Gross profit	52.3%	59.7%
Operating expenses:
Product development	22.1	22.8
Sales and marketing	18.2	16.2
General and administrative	15.7	18.8
Depreciation of fixed assets	1.9	1.9
Amortization of intangibles	1.1	1.1
Restructuring, severance and other charges	0.3	(0.2)
Operating loss	(7.1)%	(1.0)%

Net revenue.  Total net revenue increased $3.5 million, or 12.6%, during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Products revenue increased $0.7 million, or 8.0%, due to increased hardware replacement sales for existing iconic products, as well as increased new logo hardware sales associated with our proprietary software sold as a service. Hardware revenue growth was offset by a decline in proprietary software license revenue in line with the strategic shift in mix to subscription based services revenue. Support, maintenance and subscription services revenue remained relatively flat at $14.9 million compared to the first quarter of fiscal 2016 driven primarily by continued increases in subscription based service revenue, which increased approximately 31.3% during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, offset by a decline in our remarketed support revenue. Professional services revenue increased $2.7 million, or 71.5%, as a result of increased volume of customer installation and implementation projects associated with growth in overall product revenue.

Gross profit and gross profit margin.  Our total gross profit decreased $0.2 million, or 1.3%, for the first quarter of fiscal 2017 and total gross profit margin decreased approximately 740 basis points to 52.3%. Products gross profit decreased $0.9 million and gross profit margin decreased approximately 1,270 basis points to 31.4% primarily as a result of an increase of $1.0 million of developed technology amortization as a result of the rGuest® Stay development costs being placed into service with the announcement of the property management system as being generally available during the first quarter of fiscal 2017. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 230 basis points to 74.2% as we continue to invest in our subscription platform. Professional services gross profit increased $1.0 million and gross profit margin improved approximately 330 basis points to 32.6% primarily as a result of more efficient use of labor during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

Operating expenses

Operating expenses, excluding the charges for restructuring, severance and other charges, increased $1.6 million, or 9.4%, in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.6 million, or 9.4% in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. This increase is primarily driven by our continued investment in resources related to both our rGuest® and iconic product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $3.4 million and $4.7 million as software development costs for future use during the three months ended June 30, 2016 and 2015, respectively.

Sales and marketing.  Sales and marketing increased $1.2 million, or 26.3%, in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. The change is due primarily to an increase of approximately $0.7 million in commission expense in line with booking growth, specifically in subscription based bookings, whose total contract value increased 250% year over year. In addition, advertising and promotion expense increased $0.4 million primarily due to timing of tradeshows and other marketing initiatives, during the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

General and administrative.  General and administrative declined $0.3 million, or 5.9%, in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 due primarily of our continued efforts to improve efficiencies and streamline back office functions.

Other Expenses (Income)

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expense:
Interest income	$(33)	$(44)	$(11)	(25.0)%
Interest expense	4	8	4	50.0%
Other expense (income), net	90	(32)	(122)	nm
Total other expense (income), net	$61	$(68)	$(129)	189.7%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense remained flat in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax expense (benefit)	$42	$(24)	$(66)	nm
Effective tax rate	1.9%	7.1%

nm - not meaningful

For the three months ended June 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences.

For the three months ended June 30, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2016. We believe that cash flow from operating activities, cash on hand of $55.3 million as of June 30, 2016 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of June 30, 2016 and March 31, 2016, our total debt was approximately $0.3 million, comprised of capital lease obligations in both periods.

At June 30, 2016, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 95% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2016	2015
Net cash used in:
Operating activities	$(1,019)	$(1,865)
Investing activities	(3,689)	(6,805)
Financing activities	$(567)	$(422)
Effect of exchange rate changes on cash	(21)	59
Net decrease in cash and cash equivalents	$(5,296)	$(9,033)

Cash flow used in operating activities.  Cash flows used in operating activities was $1.0 million in the first three months of fiscal 2017. The use of cash was attributable to $0.8 million in net working capital movements associated mainly with $4.7 million in increased collections on accounts receivable and $1.2 million in increased inventory and prepaid expenses, offset by a $3.8 million decrease in deferred revenue related to support services and a $2.8 million decrease in accounts payable and other accrued expenses, primarily due to annual fiscal 2016 payment bonuses.

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

Cash flow used in investing activities. In fiscal 2017, the $3.7 million in cash used in investing activities was primarily comprised of $3.3 million for the development of proprietary software and $0.4 million for purchase of property and equipment, including internal use software.

In fiscal 2016, the $6.8 million in cash used in investing activities was primarily comprised of $5.6 million for the development of proprietary software and $1.2 million for purchase of property and equipment, including internal use software.

Cash flow used in financing activities.  During the first three months of fiscal 2017, the $0.6 million used in financing activities was primarily comprised of $0.3 million related to the repurchase of shares to satisfy employee tax withholding and to cover the price of the options and $0.2 million in payments to settle the contingent consideration related to the fiscal 2014 acquisition of TimeManagement Corporate (TMC).

During the first three months of fiscal 2016, the $0.4 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of June 30, 2016, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2016. There have been no material changes in our significant accounting policies and estimates since March 31, 2016 except as noted in Note 2, Summary of Significant Accounting Policies.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2016. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2016. There have been no material changes in our market risk exposures since March 31, 2016.

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

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2016 that may materially affect our business, results of operations, or financial condition.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	August 4, 2016	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)