Form 10-Q
period 2016-09-30
AGILYSYS INC
filed 2016-11-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of Common Shares of the registrant outstanding as of November 4, 2016 was 23,398,724.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,629	$60,608
Accounts receivable, net of allowance for doubtful accounts of $492 and $617, respectively	16,139	22,017
Inventories	2,317	2,692
Prepaid expenses and other current assets	8,992	10,184
Total current assets	79,077	95,501
Property and equipment, net	14,001	14,197
Goodwill	19,622	19,622
Intangible assets, net	8,553	8,576
Software development costs, net	47,469	44,215
Other non-current assets	2,643	3,046
Total assets	$171,365	$185,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,250	$7,761
Deferred revenue	25,412	33,241
Accrued liabilities	9,545	12,980
Capital lease obligations, current	120	118
Total current liabilities	44,327	54,100
Deferred income taxes, non-current	3,184	3,075
Capital lease obligations, non-current	165	215
Other non-current liabilities	4,182	4,294
Commitments and contingencies (see Note 7)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,152,224 and 22,942,586 shares outstanding at September 30, 2016 and March 31, 2016, respectively	9,482	9,482
Treasury shares, 8,454,607 and 8,664,245 at September 30, 2016 and March 31, 2016, respectively	(2,537)	(2,600)
Capital in excess of stated value	(6,970)	(7,645)
Retained earnings	119,716	124,413
Accumulated other comprehensive loss	(184)	(177)
Total shareholders' equity	119,507	123,473
Total liabilities and shareholders' equity	$171,365	$185,157

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except share data)	2016	2015	2016	2015
Net revenue:
Products	$10,731	$9,943	$20,251	$18,754
Support, maintenance and subscription services	15,906	14,665	30,854	29,564
Professional services	6,039	5,036	12,524	8,817
Total net revenue	32,676	29,644	63,629	57,135
Cost of goods sold:
Products (inclusive of developed technology amortization)	8,155	5,122	14,687	10,044
Support, maintenance and subscription services	4,394	3,842	8,250	7,337
Professional services	4,248	3,089	8,622	5,765
Total cost of goods sold	16,797	12,053	31,559	23,146
Gross profit	15,879	17,591	32,070	33,989
	48.6%	59.3%	50.4%	59.5%
Operating expenses:
Product development	6,946	6,784	13,799	13,052
Sales and marketing	5,113	5,315	10,748	9,775
General and administrative	5,140	5,202	10,014	10,380
Depreciation of fixed assets	595	541	1,193	1,059
Amortization of intangibles	342	318	678	616
Restructuring, severance and other charges	—	(15)	89	(62)
Asset write-offs and other fair value adjustments	—	(175)	—	(175)
Legal settlements	85	—	85	—
Operating loss	(2,342)	(379)	(4,536)	(656)
Other (income) expense:
Interest income	(16)	(4)	(49)	(48)
Interest expense	4	5	8	13
Other (income) expense, net	(12)	9	78	(23)
Loss before taxes	(2,318)	(389)	(4,573)	(598)
Income tax expense (benefit)	82	(19)	124	(44)
Net loss	$(2,400)	$(370)	$(4,697)	$(554)

Weighted average shares outstanding	22,606	22,476	22,603	22,472
Loss per share - basic and diluted:
Loss per share	$(0.11)	$(0.02)	$(0.21)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(2,400)	$(370)	$(4,697)	$(554)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	1	(8)	(7)	(18)
Total comprehensive loss	$(2,399)	$(378)	$(4,704)	$(572)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
(In thousands)	2016	2015
Operating activities
Net loss	$(4,697)	$(554)

Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	(286)	(443)
Net legal settlements	(15)	—
Depreciation	1,193	1,059
Amortization	678	616
Amortization of developed technology	3,399	511
Deferred income taxes	110	76
Share-based compensation	841	1,400
Asset write-offs and other fair value adjustments	—	(175)
Change in cash surrender value of company owned life insurance policies	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	5,862	8,398
Inventories	371	(583)
Prepaid expense	534	119
Accounts payable	1,284	(7,110)
Deferred revenue	(6,765)	(5,748)
Accrued liabilities	(2,525)	2,582
Income taxes payable	(33)	(59)
Other changes, net	(125)	(313)
Net cash used in operating activities	(184)	(224)
Investing activities
Capital expenditures	(1,487)	(2,280)
Capitalized software development costs	(6,609)	(9,931)
Investments in corporate-owned life insurance policies	(1)	(21)
Net cash used in investing activities	(8,097)	(12,232)
Financing activities
Payments to settle contingent consideration arising from business acquisition	(197)	—
Repurchase of common shares to satisfy employee tax withholding	(404)	(435)
Principal payments under long-term obligations	(56)	(20)
Net cash used in financing activities	(657)	(455)
Effect of exchange rate changes on cash	(41)	(55)
Net decrease in cash and cash equivalents	(8,979)	(12,966)
Cash and cash equivalents at beginning of period	$60,608	$75,067
Cash and cash equivalents at end of period	$51,629	$62,101

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$223	$369
Accrued capitalized software development costs	1,003	938
Leasehold improvements acquired under lease arrangement	—	997

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

We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA.

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

The Condensed Consolidated Balance Sheet as of September 30, 2016, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three and six months ended September 30, 2016 and 2015, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the three and six months ended September 30, 2015 or fiscal 2016 results.

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

Adopted and Recently Issued Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) debt prepayment or debt extinguishment costs, (2) settlement and payment of zero coupon debt instruments, (3) contingent consideration, (4) proceeds from settlement of insurance claims, (5) proceeds from settlement of corporate and bank owned life insurance policies, (6) distributions from equity method investees, (7) cash receipts from beneficial interests obtained by a transferor, and (8) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods. Early adoption is permitted. We are evaluating the impact the adopting this guidance will have on future financial statements and disclosures.

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

Fiscal 2016 Restructuring Activity

Q4 - In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs. We recorded $0.3 million in restructuring charges related to the Q4 fiscal 2016 restructuring activity in fiscal 2016, comprised of severance and other employee related benefits. As of September 30, 2016, we had a remaining liability of approximately $17,000 recorded for the Q4 fiscal 2016 restructuring activity. We expect to record additional restructuring expense related to the Q4 fiscal 2016 restructuring event during fiscal 2017 as those obligations become present and the definition of a liability included in FASB Concepts Statement No. 6, Elements of Financial Statements, is met. These additional charges are not expected to exceed $0.2 million.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision /		September 30,
(In thousands)	2016	Adjustments	Payments	2016
Fiscal 2016 Restructuring Plan:
Severance and other employment costs	$311	$—	$(294)	$17

Total restructuring costs	$311	$—	$(294)	$17

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30, 2016			March 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,317	(10,055)	262	10,660	(10,398)	262
Accumulated impairment	(262)	N/A	(262)	(262)	N/A	(262)
Trade names	230	(77)	153	230	(54)	176
Patented technology	80	(80)	—	80	(80)	—
	23,840	(23,687)	153	24,183	(24,007)	176
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,240	$(23,687)	$8,553	$32,583	$(24,007)	$8,576

Software development costs	$47,989	$(5,743)	$42,246	$6,359	$(2,344)	$4,015
Project expenditures not yet in use	6,614	—	6,614	41,591	—	41,591
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$53,212	$(5,743)	$47,469	$46,559	$(2,344)	$44,215

During the first quarter of fiscal 2017, we announced general availability of our rGuest® Stay property management solution and placed into service $31.2 million of related software development costs. Additionally, during the second quarter of fiscal 2017, we announced general availability of our rGuest® Buy point of sale solution and placed into service $10.4 million of related software development costs. Amortization of these internally developed technologies are included in Products cost of goods sold and was $1.9 million for the three months ended September 30, 2016, and $2.9 million for the six months ended September 30, 2016. The useful life of each asset is 5 years.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2017	$4,635
2018	9,272
2019	9,150
2020	8,411
2021	8,326
2022	1,214
Total	$41,008

Intangible assets are comprised of acquired and internally developed technology to be sold, leased, or otherwise marketed and other non-software assets including, customer relationships, non-competition agreements, trade names and patented technology. Amortization expense of acquired and internally developed technology is included in Products cost of goods sold and was $2.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, and $3.4 million and $0.6 million for the six months ended September 30, 2016 and 2015. Amortization expense of non-software intangibles is included in operating expenses along with acquired and internally developed internal use software. Internal use software is classified as property and equipment in the Consolidated Balance Sheets. Amortization expense of non-software intangible and internal use assets was $11,500 for the three months ended September 30, 2016 and 2015, and $23,000 for the six months ended September 30, 2016 and 2015.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $3.4 million and $2.6 million during the three months ended September 30, 2016 and 2015, and $6.7 million and $7.1 million during the six months ended September 30, 2016 and 2015.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2016	March 31, 2016
Accrued liabilities:
Salaries, wages, and related benefits	$7,212	$9,751
Other taxes payable	537	818
Accrued legal settlements	85	100
Restructuring liabilities	17	311
Severance liabilities	14	6
Professional fees	693	714
Deferred rent	422	400
Contingent consideration	—	197
Other	565	683
Total	$9,545	$12,980
Other non-current liabilities:
Uncertain tax positions	$1,491	$1,469
Deferred rent	2,615	2,746
Other	76	79
Total	$4,182	$4,294

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $16.1 million and $22.0 million as of September 30, 2016 and March 31, 2016, respectively. The related allowance for doubtful accounts was $0.5 million and $0.6 million as of September 30, 2016 and March 31, 2016, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivable owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of September 30, 2016, approximately $0.7 million of pre-petition claims remain outstanding.

6. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months ended September 30, 2016 and 2015:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Income tax expense (benefit)	$82	$(19)	$124	$(44)
Effective tax rate	(3.5)%	4.9%	(2.7)%	7.4%

For the three and six months ended September 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences.

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

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net loss	$(2,400)	$(370)	$(4,697)	$(554)

Denominator:
Weighted average shares outstanding	22,606	22,476	22,603	22,472

Loss per share - basic and diluted:
Loss per share	$(0.11)	$(0.02)	$(0.21)	$(0.02)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,291	1,725	1,363	1,547

Basic (loss) earnings per share is computed as net (loss) income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 541,473 and 450,618 of restricted shares at September 30, 2016 and 2015, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic (loss) earnings per share at the balance sheet dates.

Diluted (loss) earnings per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs) and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted (loss) earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months and six months ended September 30, 2016 and 2015, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

9. Share-based Compensation

We may grant non-qualified stock options, incentive stock options, SSARs, restricted shares, and restricted share units for up to 2.0 million common shares under our shareholder-approved 2016 Stock Incentive Plan (the 2016 Plan), plus 957,575, the number of shares remaining for grant under the 2011 Stock Incentive Plan (the 2011 Plan) as of the effective date of the 2016 Plan, plus the number of shares remaining for grant under the 2011 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2016 Plan is 1.25 million. With respect to awards that are intended to qualify for the performance-based exception to the deductibility limitations of Section 162(m) of the Internal Revenue Code, the maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares, and the maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares.

We have a shareholder-approved 2011 Plan, 2006 Stock Incentive Plan (the 2006 Plan) and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Product development	$200	$320	$328	$476
Sales and marketing	32	35	53	(8)
General and administrative	262	641	460	932
Total share-based compensation expense	494	996	841	1,400

Stock Options

The following table summarizes the activity during the six months ended September 30, 2016 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2016	545,000	$15.54
Granted	—	—
Exercised	—	—
Cancelled/expired	(545,000)	15.54
Outstanding and exercisable at September 30, 2016	—	$—	—	$—

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the six months ended September 30, 2016 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2016	794,365	$10.06
Granted	64,231	10.47
Exercised	(324)	9.60
Forfeited	(7,147)	9.60
Cancelled/expired	(4,149)	9.60
Outstanding at September 30, 2016	846,976	$10.09	4.8	$1,340
Exercisable at September 30, 2016	473,126	$10.15	4.0	$811

As of September 30, 2016, total unrecognized stock based compensation expense related to non-vested SSARs was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 1.58 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2016 for restricted shares awarded under the 2016 and 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2016	335,773	$12.06
Granted	157,828	10.87
Vested	(9,250)	13.51
Forfeited	(4,046)	11.10
Outstanding at September 30, 2016	480,305	$11.65

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2016, total unrecognized stock based compensation expense related to non-vested restricted stock was $3.8 million, which is expected to be recognized over a weighted-average vesting period of 1.53 years.

Performance Shares

The following table summarizes the activity during the six months ended September 30, 2016 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2016	7,812	$9.60
Granted	—	—
Vested	(7,812)	9.60
Outstanding at September 30, 2016	—	$—

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2016 and 2015.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$2,357	—	—	$2,357
Corporate-owned life insurance — non-current	$776	—	—	$776

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$2,357	—	—	$2,357
Corporate-owned life insurance — non-current	$765	—	—	$765
Liabilities:
Contingent consideration — current	$197	—	—	$197

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six months ended
	September 30,
(In thousands)	2016	2015
Corporate-owned life insurance:
Balance on April 1	$3,122	$2,493
Unrealized gain (loss) relating to instruments held at reporting date	10	28
Purchases, sales, issuances and settlements, net	1	21
Balance on September 30	$3,133	$2,542

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Six months ended
	September 30,
(In thousands)	2016	2015
Contingent consideration
Balance on April 1	$197	$112
Activity, payments and other charges (net)	(197)	(8)
Balance on September 30	$—	$104

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2016. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 30 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2016 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA.

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

Results of Operations

Second Fiscal Quarter 2017 Compared to Second Fiscal Quarter 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2016 and 2015:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$10,731	$9,943	$788	7.9%
Support, maintenance and subscription services	15,906	14,665	1,241	8.5%
Professional services	6,039	5,036	1,003	19.9%
Total net revenue	32,676	29,644	3,032	10.2%
Cost of goods sold:
Products (inclusive of developed technology amortization)	8,155	5,122	3,033	59.2%
Support, maintenance and subscription services	4,394	3,842	552	14.4%
Professional services	4,248	3,089	1,159	37.5%
Total cost of goods sold	16,797	12,053	4,744	39.4%
Gross profit	15,879	17,591	(1,712)	(9.7)%
Gross profit margin	48.6%	59.3%
Operating expenses:
Product development	6,946	6,784	162	2.4%
Sales and marketing	5,113	5,315	(202)	(3.8)%
General and administrative	5,140	5,202	(62)	(1.2)%
Depreciation of fixed assets	595	541	54	10.0%
Amortization of intangibles	342	318	24	7.5%
Restructuring, severance and other charges	—	(15)	15	nm
Asset write-offs and other fair value adjustments	—	(175)	175	nm
Legal settlements	85	—	85	nm
Operating loss	$(2,342)	$(379)	$(1,963)	nm
Operating loss percentage	(7.2)%	(1.3)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2016	2015
Net revenue:
Products	32.8%	33.5%
Support, maintenance and subscription services	48.7	49.5
Professional services	18.5	17.0
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	25.0	17.3
Support, maintenance and subscription services	13.4	13.0
Professional services	13.0	10.4
Total	51.4%	40.7%
Gross profit	48.6%	59.3%
Operating expenses:
Product development	21.3	22.9
Sales and marketing	15.6	17.9
General and administrative	15.7	17.5
Depreciation of fixed assets	1.8	1.8
Amortization of intangibles	1.0	1.1
Restructuring, severance and other charges	—	(0.1)
Asset write-offs and other fair value adjustments	—	(0.6)
Legal settlements	0.3	—
Operating loss	(7.2)%	(1.3)%

Net revenue.  Total net revenue increased $3.0 million, or 10.2%, during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Products revenue increased $0.8 million, or 7.9%, due to increased remarketed product sales related to iconic products, as well as increased new logo hardware sales associated with our proprietary software sold as a service. Remarketed product revenue growth was offset slightly by a decline in proprietary software license revenue in line with the strategic shift in mix to subscription based services revenue. Support, maintenance and subscription services revenue increased $1.2 million, or 8.5%, compared to the second quarter of fiscal 2016 driven primarily by continued increases in subscription based service revenue, which increased approximately 46.3% during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Professional services revenue increased $1.0 million, or 19.9%, as a result of increased volume of customer installation and implementation projects associated with growth in overall product revenue.

Gross profit and gross profit margin.  Our total gross profit decreased $1.7 million, or 9.7%, for the second quarter of fiscal 2017 and total gross profit margin decreased approximately 1,075 basis points to 48.6%. Products gross profit decreased $2.2 million and gross profit margin decreased approximately 2,450 basis points to 24.0% primarily as a result of an increase of $1.9 million of developed technology amortization as a result of the rGuest® Stay and Buy development costs being placed into service with the announcement of the property management system and point of sale solution as being generally available during the first and second quarter of fiscal 2017, respectively. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 140 basis points to 72.4% as we continue to invest in our subscription platform. Professional services gross profit decreased $0.2 million and gross profit margin declined approximately 900 basis points to 29.7% primarily as a result of up front investment in our professional services team to support the growth in both proprietary software license and subscription services revenues during the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, remained consistent during the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.2 million, or 2.4% in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016. This increase is primarily driven by our continued investment in resources related to both our rGuest® and iconic product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $3.6 million and $2.8 million as software development costs for future use during the three months ended September 30, 2016 and 2015, respectively.

Sales and marketing.  Sales and marketing decreased $0.2 million, or 3.8%, in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016. The change is primarily the result of a decrease of $0.4 million in employee related expense due to the timing of a large, subscription based booking during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2017. This was offset by increased spend in advertising and promotion of $0.2 million related to new lead generation investment in content, search engine marketing, and target prospect databases in order to accelerate the growth in lead acquisition and pipeline velocity in support of future revenue growth.

General and administrative.  General and administrative declined $0.1 million, or 1.2%, in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 due primarily of our continued efforts to improve efficiencies and streamline back office functions.

Other Expenses (Income)

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expense:
Interest income	$(16)	$(4)	$12	300.0%
Interest expense	4	5	1	20.0%
Other (income) expense, net	(12)	9	21	nm
Total other (income) expense, net	$(24)	$10	$34	340.0%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper and corporate bonds.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense remained flat in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax expense (benefit)	$82	$(19)	$(101)	nm
Effective tax rate	(3.5)%	4.9%

nm - not meaningful
For the three months ended September 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences.

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

Results of Operations

First Half Fiscal 2017 Compared to First Half Fiscal 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2016 and 2015:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$20,251	$18,754	1,497	8.0%
Support, maintenance and subscription services	30,854	29,564	1,290	4.4%
Professional services	12,524	8,817	3,707	42.0%
Total net revenue	63,629	57,135	6,494	11.4%
Cost of goods sold:
Products (inclusive of developed technology amortization)	14,687	10,044	4,643	46.2%
Support, maintenance and subscription services	8,250	7,337	913	12.4%
Professional services	8,622	5,765	2,857	49.6%
Total cost of goods sold	31,559	23,146	8,413	36.3%
Gross profit	32,070	33,989	(1,919)	(5.6)%
Gross profit margin	50.4%	59.5%
Operating expenses:
Product development	13,799	13,052	747	5.7%
Sales and marketing	10,748	9,775	973	10.0%
General and administrative	10,014	10,380	(366)	(3.5)%
Depreciation of fixed assets	1,193	1,059	134	12.7%
Amortization of intangibles	678	616	62	10.1%
Restructuring, severance and other charges	89	(62)	151	nm
Asset write-offs and other fair value adjustments	—	(175)	175	nm
Legal settlements	85	—	85	nm
Operating loss	$(4,536)	$(656)	$(3,880)	nm
Operating loss percentage	(7.1)%	(1.1)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
	2016	2015
Net revenue:
Products	31.8%	32.8%
Support, maintenance and subscription services	48.5	51.8
Professional services	19.7	15.4
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	23.1	17.6
Support, maintenance and subscription services	12.9	12.8
Professional services	13.6	10.1
Total	49.6%	40.5%
Gross profit	50.4%	59.5%
Operating expenses:
Product development	21.7	22.8
Sales and marketing	16.9	17.1
General and administrative	15.7	18.2
Depreciation of fixed assets	1.9	1.9
Amortization of intangibles	1.1	1.1
Restructuring, severance and other charges	0.1	(0.1)
Asset write-offs and other fair value adjustments	—	(0.3)
Legal settlements	0.1	—
Operating loss	(7.1)%	(1.1)%

Net revenue.  Total net revenue increased $6.5 million, or 11.4%, during the first half of fiscal 2017 compared to the first half of fiscal 2016. Products revenue increased $1.5 million, or 8.0%, due to increased remarketed product sales for iconic products, as well as increased new logo hardware sales associated with our proprietary software sold as a service. Remarketed product revenue growth was offset slightly by a decline in proprietary software license revenue in line with the strategic shift in mix to subscription based services revenue. Support, maintenance and subscription services revenue increased $1.3 million, or 4.4%, compared to the first half of fiscal 2016 driven primarily by continued increases in subscription based service revenue, which increased approximately 39.3% during the first half of fiscal 2017 compared to the first half of fiscal 2016. Professional services revenue increased $3.7 million, or 42.0%, as a result of increased volume of customer installation and implementation projects associated with growth in overall product revenue.

Gross profit and gross profit margin.  Our total gross profit decreased $1.9 million, or 5.6%, for the first half of fiscal 2017 and total gross profit margin decreased approximately 910 basis points to 50.4%. Products gross profit decreased $3.1 million and gross profit margin decreased approximately 1,890 basis points to 27.5% primarily as a result of an increase of $2.9 million of developed technology amortization as a result of the rGuest® Stay and Buy development costs being placed into service with the announcement of the property management system and point of sale solution as being generally available during the first and second quarter of fiscal 2017, respectively. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 190 basis points to 73.3% as we continue to invest in our subscription platform. Professional services gross profit increased $0.9 million and gross profit margin declined approximately 340 basis points to 31.2% primarily as a result of up front investment in our professional services team to support the growth in both proprietary software license and subscription services revenues during the first half of fiscal 2017 as compared to the first half of fiscal 2016.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, remained consistent during the first half of fiscal 2017 compared with the first half of fiscal 2016.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.7 million, or 5.7% in the first half of fiscal 2017 compared with the first half of fiscal 2016. This increase is primarily driven by our continued investment in resources related to both our rGuest® and iconic product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $7.0 million and $7.6 million as software development costs for future use during the six months ended September 30, 2016 and 2015, respectively.

Sales and marketing.  Sales and marketing increased $1.0 million, or 10.0%, in the first half of fiscal 2017 compared with the first half of fiscal 2016. The change is due primarily to an increase of approximately $0.5 million in employee related expense in line with booking growth, specifically in subscription based bookings, whose total contract value increased 135% year over year. In addition, advertising and promotion increased $0.6 million related to new lead generation investment in content, search engine marketing, and target prospect databases in order to accelerate the growth in lead acquisition and pipeline velocity in support of future revenue growth.

General and administrative.  General and administrative declined $0.4 million, or 3.5%, in the first half of fiscal 2017 compared with the first half of fiscal 2016 due primarily of our continued efforts to improve efficiencies and streamline back office functions.

Other Expenses (Income)

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expense:
Interest income	$(49)	$(48)	$1	(2.1)%
Interest expense	8	13	$5	38.5%
Other (income) expense, net	78	(23)	(101)	nm
Total other expense (income), net	$37	$(58)	$(95)	nm

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

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax expense (benefit)	$124	$(44)	$(168)	nm
Effective tax rate	(2.7)%	7.4%

nm - not meaningful

For the first half of fiscal 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at September 30, 2016. We believe that cash flow from operating activities, cash on hand of $51.6 million as of September 30, 2016 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of September 30, 2016 and March 31, 2016, our total debt was approximately $0.3 million, comprised of capital lease obligations in both periods.

At September 30, 2016, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 92% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2016	2015
Net cash used in:
Operating activities	$(184)	$(224)
Investing activities	(8,097)	(12,232)
Financing activities	$(657)	$(455)
Effect of exchange rate changes on cash	(41)	(55)
Net decrease in cash and cash equivalents	$(8,979)	$(12,966)

Cash flow used in operating activities.  Cash flows used in operating activities was $0.2 million in the first six months of fiscal 2017. The use of cash was attributable to $1.4 million in net working capital movements associated mainly with $5.9 million in increased collections on accounts receivable, offset by a $6.8 million decrease in deferred revenue related to revenue recognized for annual support and maintenance services. This was offset by $1.2 million related to our operating loss adjusted for depreciation, amortization, and share based compensation.

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

Cash flow used in investing activities. For the first six months of fiscal 2017, the $8.1 million in cash used in investing activities was primarily comprised of $6.6 million for the development of proprietary software and $1.5 million for purchase of property and equipment, including internal use software.

For the first six months of fiscal 2016, the $12.2 million in cash used in investing activities was primarily comprised of $9.9 million for the development of proprietary software and $2.3 million for purchase of property and equipment.

Cash flow used in financing activities.  During the first six months of fiscal 2017, the $0.7 million used in financing activities was primarily comprised of $0.4 million related to the repurchase of shares to satisfy employee tax withholding and to cover the price of the options and $0.2 million in payments to settle the contingent consideration related to the fiscal 2014 acquisition of TimeManagement Corporate (TMC).

During the first six months of fiscal 2016, the $0.5 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of September 30, 2016, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2016.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	November 9, 2016	/s/ Janine K. Seebeck
Janine K. Seebeck
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer and Duly Authorized Officer)