Form 10-Q
period 2016-12-31
AGILYSYS INC
filed 2017-02-09
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

The number of Common Shares of the registrant outstanding as of February 3, 2017 was 23,228,660.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	March 31, 2016
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,713	$60,608
Accounts receivable, net of allowance for doubtful accounts of $654 and $617, respectively	15,308	22,017
Inventories	2,084	2,692
Prepaid expenses and other current assets	8,593	10,184
Total current assets	78,698	95,501
Property and equipment, net	13,829	14,197
Goodwill	19,622	19,622
Intangible assets, net	8,542	8,576
Software development costs, net	48,537	44,215
Other non-current assets	2,477	3,046
Total assets	$171,705	$185,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,623	$7,761
Deferred revenue	27,243	33,241
Accrued liabilities	10,622	12,980
Capital lease obligations, current	119	118
Total current liabilities	46,607	54,100
Deferred income taxes, non-current	3,180	3,075
Capital lease obligations, non-current	136	215
Other non-current liabilities	4,076	4,294
Commitments and contingencies (see Note 7)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,207,376 and 22,942,586 shares outstanding at December 31, 2016 and March 31, 2016, respectively	9,482	9,482
Treasury shares, 8,399,455 and 8,664,245 at December 31, 2016 and March 31, 2016, respectively	(2,521)	(2,600)
Capital in excess of stated value	(7,045)	(7,645)
Retained earnings	117,979	124,413
Accumulated other comprehensive loss	(189)	(177)
Total shareholders' equity	117,706	123,473
Total liabilities and shareholders' equity	$171,705	$185,157

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except share data)	2016	2015	2016	2015
Net revenue:
Products	$10,006	$11,924	$30,257	$30,678
Support, maintenance and subscription services	16,234	14,896	47,087	44,460
Professional services	7,208	4,487	19,732	13,304
Total net revenue	33,448	31,307	97,076	88,442
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,530	6,991	22,217	17,035
Support, maintenance and subscription services	4,464	4,076	12,714	11,413
Professional services	5,213	3,732	13,835	9,496
Total cost of goods sold	17,207	14,799	48,766	37,944
Gross profit	16,241	16,508	48,310	50,498
	48.6%	52.7%	49.8%	57.1%
Operating expenses:
Product development	6,847	6,969	20,647	20,021
Sales and marketing	5,000	4,618	15,746	14,396
General and administrative	3,678	5,517	13,692	15,897
Depreciation of fixed assets	598	569	1,791	1,627
Amortization of intangibles	353	321	1,031	937
Restructuring, severance and other charges	1,394	8	1,484	(53)
Asset write-offs and other fair value adjustments	—	—	—	(175)
Legal settlements	—	185	85	185
Operating loss	(1,629)	(1,679)	(6,166)	(2,337)
Other (income) expense:
Interest income	(86)	(21)	(135)	(70)
Interest expense	3	8	11	20
Other expense, net	62	63	140	40
Loss before taxes	(1,608)	(1,729)	(6,182)	(2,327)
Income tax expense (benefit)	129	(56)	252	(100)
Net loss	$(1,737)	$(1,673)	$(6,434)	$(2,227)

Weighted average shares outstanding	22,611	22,493	22,605	22,479
Loss per share - basic and diluted:
Loss per share	$(0.08)	$(0.07)	$(0.28)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Net loss	$(1,737)	$(1,673)	$(6,434)	$(2,227)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(5)	(8)	(12)	(27)
Total comprehensive loss	$(1,742)	$(1,681)	$(6,446)	$(2,254)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
(In thousands)	2016	2015
Operating activities
Net loss	$(6,434)	$(2,227)

Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	819	(643)
Net legal settlements	(100)	170
Loss on disposal of property & equipment	5	262
Depreciation	1,791	1,627
Amortization	1,031	1,704
Amortization of developed technology	5,705	—
Deferred income taxes	105	—
Share-based compensation	782	2,318
Asset write-offs and other fair value adjustments	—	(175)
Change in cash surrender value of company owned life insurance policies	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,668	4,527
Inventories	597	(1,696)
Prepaid expense	1,306	(2,769)
Accounts payable	714	(4,399)
Deferred revenue	(4,601)	5,516
Accrued liabilities	(2,558)	4,394
Income taxes payable	104	(65)
Other changes, net	(541)	(230)
Net cash used in operating activities	5,393	8,314
Investing activities
Capital expenditures	(2,199)	(3,617)
Capitalized software development costs	(10,302)	(13,488)
Investments in corporate-owned life insurance policies	(1)	(65)
Net cash used in investing activities	(12,502)	(17,170)
Financing activities
Payments to settle contingent consideration arising from business acquisition	(197)	—
Repurchase of common shares to satisfy employee tax withholding	(404)	(435)
Principal payments under long-term obligations	(86)	(29)
Net cash used in financing activities	(687)	(464)
Effect of exchange rate changes on cash	(99)	(95)
Net decrease in cash and cash equivalents	(7,895)	(9,415)
Cash and cash equivalents at beginning of period	$60,608	$75,067
Cash and cash equivalents at end of period	$52,713	$65,652

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$293	$261
Accrued capitalized software development costs	684	505
Leasehold improvements acquired under lease arrangement	—	997

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

The Condensed Consolidated Balance Sheet as of December 31, 2016, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three and nine months ended December 31, 2016 and 2015, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of the errors and concluded that the errors were not material to any of our previously issued financial statements. Correction of the errors is also not material to the three and nine months ended December 31, 2015 or fiscal 2016 annual results.

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

Fiscal 2016 Restructuring Activity

Q4 - In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs and announced a partnership to resell a third party workforce management solution. We recorded $0.3 million in restructuring charges related to the Q4 fiscal 2016 restructuring activity in fiscal 2016, comprised of severance and other employee related benefits.

During the third quarter of fiscal 2017, we completed these activities and recorded $0.2 million in restructuring charges comprised of severance and other employee related benefits and early contract termination costs. We do not anticipate any additional costs associated with this restructuring activity. As of December 31, 2016, we had a remaining liability of $0.2 million.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision /		December 31,
(In thousands)	2016	Adjustments	Payments	2016
Fiscal 2016 Restructuring Plan:
Severance and other employment costs	$311	$170	$(305)	$176
Early contract termination costs	$—	$43	$—	$43

Total restructuring costs	$311	$213	$(305)	$219

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2016			March 31, 2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,317	(10,055)	262	10,660	(10,398)	262
Accumulated impairment	(262)	N/A	(262)	(262)	N/A	(262)
Trade names	230	(88)	142	230	(54)	176
Patented technology	80	(80)	—	80	(80)	—
	23,840	(23,698)	142	24,183	(24,007)	176
Unamortized intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,240	$(23,698)	$8,542	$32,583	$(24,007)	$8,576

Software development costs	$47,989	$(8,049)	$39,940	$6,359	$(2,344)	$4,015
Project expenditures not yet in use	9,988	—	9,988	41,591	—	41,591
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$56,586	$(8,049)	$48,537	$46,559	$(2,344)	$44,215

During the first quarter of fiscal 2017, we announced general availability of our rGuest® Stay property management solution and placed into service $31.2 million of related software development costs. Additionally, during the second quarter of fiscal 2017, we announced general availability of our rGuest® Buy point of sale solution and placed into service $10.4 million of related software development costs. Amortization of these internally developed technologies are included in Products cost of goods sold and was $2.1 million for the three months ended December 31, 2016, and $5.0 million for the nine months ended December 31, 2016. The useful life of each asset is 5 years.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2017	$2,317
2018	9,272
2019	9,150
2020	8,411
2021	8,326
2022	1,215
Total	$38,691

Intangible assets are comprised of acquired and internally developed technology to be sold, leased, or otherwise marketed and other non-software assets including, customer relationships, non-competition agreements, trade names and patented technology. Amortization expense of acquired and internally developed technology is included in Products cost of goods sold and was $2.3 million and $0.3 million for the three months ended December 31, 2016 and 2015, and $5.7 million and $0.8 million for the nine months ended December 31, 2016 and 2015. Amortization expense of non-software intangibles is included in operating expenses along with acquired and internally developed internal use software. Internal use software is classified as property and equipment in the Consolidated Balance Sheets. Total capitalization of internal use software was $0.3 million and $0.2 million during the three months ended December 31, 2016 and 2015 and $0.9 million and $0.5 million during the nine months ended December 31, 2016 and 2015. Amortization expense of non-software intangible and internal use assets was not significant for the three and nine months ended December 31, 2016 and 2015.

Capitalized software development costs that are internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $3.3 million and $3.2 million during the three months ended December 31, 2016 and 2015, and $10.0 million and $10.3 million during the nine months ended December 31, 2016 and 2015.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	December 31, 2016	March 31, 2016
Accrued liabilities:
Salaries, wages, and related benefits	$7,380	$9,751
Other taxes payable	697	818
Accrued legal settlements	—	100
Restructuring liabilities	219	311
Severance liabilities	837	6
Professional fees	508	714
Deferred rent	428	400
Contingent consideration	—	197
Other	553	683
Total	$10,622	$12,980
Other non-current liabilities:
Uncertain tax positions	$1,468	$1,469
Deferred rent	2,532	2,746
Other	76	79
Total	$4,076	$4,294

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $15.3 million and $22.0 million as of December 31, 2016 and March 31, 2016, respectively. The related allowance for doubtful accounts was $0.7 million and $0.6 million as of December 31, 2016 and March 31, 2016, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. At March 31, 2015, our accounts receivable owing by Caesars and its affiliates who have filed a bankruptcy petition totaled approximately $3.2 million, including both pre- and post-petition claims. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of December 31, 2016, approximately $0.7 million of pre-petition claims remain outstanding. In January 2017, the Bankruptcy Court approved Caesars’ restructuring plan, which included assumption of our pre-petition contracts and payment of our pre-petition claims of approximately $0.7 million, subject to the condition of the plan.  The planned reorganization is expected to be occur later in 2017.

6. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three and nine months ended December 31, 2016 and 2015:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2016	2015	2016	2015
Income tax expense (benefit)	$129	$(56)	$252	$(100)
Effective tax rate	(8.0)%	3.2%	(4.1)%	4.3%

For the three and nine months ended December 31, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. Ameranth alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe a patent owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys' fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

8. (Loss) Earnings per Share

The following data shows the amounts used in computing (loss) earnings per share and the effect on income and the weighted average number of shares of dilutive potential common shares.

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net loss	$(1,737)	$(1,673)	$(6,434)	$(2,227)

Denominator:
Weighted average shares outstanding	22,611	22,493	22,605	22,479

Loss per share - basic and diluted:
Loss per share	$(0.08)	$(0.07)	$(0.28)	$(0.10)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,471	1,804	1,399	1,633

Basic (loss) earnings per share is computed as net (loss) income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 595,625 and 455,574 of restricted shares at December 31, 2016 and 2015, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic (loss) earnings per share at the balance sheet dates.

Diluted (loss) earnings per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights (SSARs) and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted (loss) earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for the three months and nine months ended December 31, 2016 and 2015, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

9. Share-based Compensation

We may grant non-qualified stock options, incentive stock options, SSARs, restricted shares, and restricted share units under our shareholder-approved 2016 Stock Incentive Plan (the 2016 Plan) for up to 2.0 million common shares, plus 957,575 common shares, the number of shares that were remaining for grant under the 2011 Stock Incentive Plan (the 2011 Plan) as of the effective date of the 2016 Plan, plus the number of shares remaining for grant under the 2011 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2016 Plan is 1.25 million. With respect to awards that are intended to qualify for the performance-based exception to the deductibility limitations of Section 162(m) of the Internal Revenue Code, the maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares, and the maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares.

We have a shareholder-approved 2011 Plan, a 2006 Stock Incentive Plan (the 2006 Plan) and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Product development	$498	$326	$826	$802
Sales and marketing	124	46	177	38
General and administrative	(680)	546	(221)	1,478
Total share-based compensation expense	(58)	918	782	2,318

Stock Options

The following table summarizes the activity during the nine months ended December 31, 2016 for stock options awarded under the 2006 Plan and the 2000 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per share)	(in years)
Outstanding at April 1, 2016	545,000	$15.54
Granted	—	—
Exercised	—	—
Cancelled/expired	(545,000)	15.54
Outstanding and exercisable at December 31, 2016	—	$—	—	$—

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the nine months ended December 31, 2016 for SSARs awarded under the 2011 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2016	794,365	$10.06
Granted	64,231	10.47
Exercised	(324)	9.60
Forfeited	(122,934)	10.18
Cancelled/expired	(5,685)	9.60
Outstanding at December 31, 2016	729,653	$10.08	3.4	$742
Exercisable at December 31, 2016	471,590	$10.15	2.1	$575

As of December 31, 2016, total unrecognized stock based compensation expense related to non-vested SSARs was $0.5 million, which is expected to be recognized over a weighted-average vesting period of 1.43 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2016 for restricted shares awarded under the 2016 and 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2016	335,773	$12.06
Granted	404,328	10.30
Vested	(9,250)	13.51
Forfeited	(134,226)	12.05
Outstanding at December 31, 2016	596,625	$10.84

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2016, total unrecognized stock based compensation expense related to non-vested restricted stock was $4.6 million, which is expected to be recognized over a weighted-average vesting period of 1.36 years.

Performance Shares

The following table summarizes the activity during the nine months ended December 31, 2016 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2016	7,812	$9.60
Granted	—	—
Vested	(7,812)	9.60
Outstanding at December 31, 2016	—	$—

During the three months ended December 31, 2016, 61,168 of additional performance shares were granted and forfeited during the period.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2016 and 2015.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$2,357	—	—	$2,357
Corporate-owned life insurance — non-current	$782	—	—	$782

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$2,357	—	—	$2,357
Corporate-owned life insurance — non-current	$765	—	—	$765
Liabilities:
Contingent consideration — current	$197	—	—	$197

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine months ended
	December 31,
(In thousands)	2016	2015
Corporate-owned life insurance:
Balance on April 1	$3,122	$2,493
Unrealized gain relating to instruments held at reporting date	16	6
Purchases, sales, issuances and settlements, net	1	65
Balance on December 31	$3,139	$2,564

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Nine months ended
	December 31,
(In thousands)	2016	2015
Contingent consideration
Balance on April 1	$197	$112
Activity, payments and other charges (net)	(197)	(8)
Balance on December 31	$—	$104

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2016. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 29 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2016 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Results of Operations

Third Fiscal Quarter 2017 Compared to Third Fiscal Quarter 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2016 and 2015:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$10,006	$11,924	$(1,918)	(16.1)%
Support, maintenance and subscription services	16,234	14,896	1,338	9.0
Professional services	7,208	4,487	2,721	60.6
Total net revenue	33,448	31,307	2,141	6.8
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,530	6,991	539	7.7
Support, maintenance and subscription services	4,464	4,076	388	9.5
Professional services	5,213	3,732	1,481	39.7
Total cost of goods sold	17,207	14,799	2,408	16.3
Gross profit	16,241	16,508	(267)	(1.6)
Gross profit margin	48.6%	52.7%
Operating expenses:
Product development	6,847	6,969	(122)	(1.8)
Sales and marketing	5,000	4,618	382	8.3
General and administrative	3,678	5,517	(1,839)	(33.3)
Depreciation of fixed assets	598	569	29	5.1
Amortization of intangibles	353	321	32	10.0
Restructuring, severance and other charges	1,394	8	1,386	nm
Legal settlements	—	185	(185)	nm
Operating loss	$(1,629)	$(1,679)	$50	(3.0)%
Operating loss percentage	(4.9)%	(5.4)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2016	2015
Net revenue:
Products	30.0%	38.1%
Support, maintenance and subscription services	48.5	47.6
Professional services	21.5	14.3
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.5%	22.3%
Support, maintenance and subscription services	13.3	13.0
Professional services	15.6	11.9
Total	51.4%	47.3%
Gross profit	48.6%	52.7%
Operating expenses:
Product development	20.5%	22.3%
Sales and marketing	14.9	14.8
General and administrative	11.0	17.6
Depreciation of fixed assets	1.8	1.8
Amortization of intangibles	1.1	1.0
Restructuring, severance and other charges	4.2	—
Asset write-offs and other fair value adjustments	—	—
Legal settlements	—	0.6
Operating loss	(4.9)%	(5.4)%

Net revenue.  Total net revenue increased $2.1 million, or 6.8%, during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Products revenue decreased $1.9 million, or 16.1%, due primarily to a single, large hardware and remarketed software refresh of $1.3 million during the third quarter of fiscal 2016, as well as a $0.1 million in reduced proprietary software license revenue in line with the strategic shift in mix to subscription based services revenue. Support, maintenance and subscription services revenue increased $1.3 million, or 9.0%, compared to the third quarter of fiscal 2016 driven primarily by continued increases in subscription based service revenue, which increased approximately 48.0% during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Professional services revenue increased $2.7 million, or 60.6%, as a result of increased volume of customer installation and implementation projects, along with $1.1 million of previously deferred revenue for services provided in the past, where contractual commitments precluded revenue recognition until the third quarter of fiscal 2017.

Gross profit and gross profit margin.  Our total gross profit decreased $0.3 million, or 1.6%, for the third quarter of fiscal 2017 and total gross profit margin decreased approximately 417 basis points to 48.6% from 52.7%. Products gross profit decreased $2.5 million and gross profit margin decreased approximately 1,670 basis points to 24.7% primarily as a result of an increase of $2.1 million of developed technology amortization as a result of the rGuest® Stay and Buy development costs being placed into service with the announcement of the property management system and point of sale solution as being generally available during the first and second quarter of fiscal 2017, respectively. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 10 basis points to 72.5%. Professional services gross profit increased $1.2 million and gross profit margin improved 1,090 basis points to 27.7% primarily as a result of more efficient use of labor during the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, decreased $1.5 million, or 8.4%, during the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $(0.1) million, or (1.8)% in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016. This decrease is primarily driven by reduced incentive expense for the full year fiscal 2017 as compared to the full year fiscal 2016, offset by an increase from our continued investment in resources related to both our rGuest® and legacy product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $3.5 million and $3.4 million as software development costs for future use during the three months ended December 31, 2016 and 2015, respectively.

Sales and marketing.  Sales and marketing increased $0.4 million, or 8.3%, in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016. The change is primarily the result of an increase of $0.2 million in employee wages and share-based compensation expense, as well as increased spend in advertising and promotion of $0.2 million related to new lead generation investment in content, search engine marketing, and target prospect databases in order to accelerate the growth in lead acquisition and pipeline velocity in support of future revenue growth.

General and administrative.  General and administrative declined $1.8 million, or 33.3%, in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 due primarily to $1.0 million in forfeiture credits related to unvested share-based compensation expense and a $0.2 million reversal of accrued incentive awards for the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) whose departures from the company were announced during the third quarter of fiscal 2017. An additional reduction of $0.2 million was related to reduced incentive expense for other employees for the full year fiscal 2017 as compared to the full year fiscal 2016. Additionally, during the third quarter of fiscal 2016, we disposed of $0.2 million of internal use software for our support ticketing system.

Restructuring, severance, and other charges. Restructuring, severance, and other charges increased $1.4 million during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase was the result of the following:

•
CEO separation benefits and related transition costs. During the third quarter of fiscal 2017, the company incurred costs associated with the replacement of the current CEO, including $0.8 million in separation benefits and $0.3 million in search fees incurred in connection with identifying a successor CEO.

•
Restructuring related severance and early contract termination costs. During the third quarter of fiscal 2017, we completed activities associated with the partnership to resell a third party workforce management solution, and recorded $0.2 million in restructuring charges comprised of severance and other employee related benefits and early contract termination costs. We do not anticipate any additional costs associated with this restructuring activity. Our restructuring actions are discussed further in Note 3, Restructuring Charges.

•	Non-restructuring severance. During the third quarter of fiscal 2017, we incurred $0.1 million in non-restructuring severance and other employee benefits.

Legal settlements. During the third quarter of fiscal 2016, we recorded $0.2 million in legal settlements for employment and other business related matters.

Other Expenses (Income)

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expense:
Interest income	$(86)	$(21)	$65	309.5%
Interest expense	3	8	5	62.5%
Other expense, net	62	63	1	nm
Total other (income) expense, net	$(21)	$50	$71	142.0%

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper, corporate bonds, and corporate-owned life insurance policies. Interest income increased $65,000 during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 due to interest earned for the redemption of corporate-owned life insurance policies during fiscal 2017.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies. Interest expense remained flat in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax expense (benefit)	$129	$(56)	$(185)	nm
Effective tax rate	(8.0)%	3.2%

nm - not meaningful
For the three months ended December 31, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences. Tax expense primarily results from foreign taxable jurisdictions.

For the three months ended December 31, 2015, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up indefinite-lived intangibles, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences. During this same period, our tax benefit resulted from an adjustment to amortization expense on indefinite lived assets and expiration of statute of limitations on uncertain tax positions offset by taxes withheld in foreign jurisdictions.

The increase in the tax provision year over year is due to non-recurring benefits recognized in fiscal 2016 and increased profitability in foreign jurisdictions during fiscal 2017.

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

Results of Operations

First Nine Months Fiscal 2017 Compared to First Nine Months Fiscal 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2016 and 2015:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$30,257	$30,678	(421)	(1.4)%
Support, maintenance and subscription services	47,087	44,460	2,627	5.9
Professional services	19,732	13,304	6,428	48.3
Total net revenue	97,076	88,442	8,634	9.8
Cost of goods sold:
Products (inclusive of developed technology amortization)	22,217	17,035	5,182	30.4
Support, maintenance and subscription services	12,714	11,413	1,301	11.4
Professional services	13,835	9,496	4,339	45.7
Total cost of goods sold	48,766	37,944	10,822	28.5
Gross profit	48,310	50,498	(2,188)	(4.3)
Gross profit margin	49.8%	57.1%
Operating expenses:
Product development	20,647	20,021	626	3.1
Sales and marketing	15,746	14,396	1,350	9.4
General and administrative	13,692	15,897	(2,205)	(13.9)
Depreciation of fixed assets	1,791	1,627	164	10.1
Amortization of intangibles	1,031	937	94	10.0
Restructuring, severance and other charges	1,484	(53)	1,537	nm
Asset write-offs and other fair value adjustments	—	(175)	175	nm
Legal settlements	85	185	(100)	nm
Operating loss	$(6,166)	$(2,337)	$(3,829)	163.8%
Operating loss percentage	(6.4)%	(2.6)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
	2016	2015
Net revenue:
Products	31.2%	34.7%
Support, maintenance and subscription services	48.5	50.3
Professional services	20.3	15.0
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.9%	19.3%
Support, maintenance and subscription services	13.0	12.9
Professional services	14.3	10.7
Total	50.2%	42.9%
Gross profit	49.8%	57.1%
Operating expenses:
Product development	21.4%	22.6%
Sales and marketing	16.2	16.3
General and administrative	14.1	18.0
Depreciation of fixed assets	1.8	1.8
Amortization of intangibles	1.1	1.1
Restructuring, severance and other charges	1.5	(0.1)
Asset write-offs and other fair value adjustments	—	(0.2)
Legal settlements	0.1	0.2
Operating loss	(6.4)%	(2.6)%

Net revenue.  Total net revenue increased $8.6 million, or 9.8%, during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. Products revenue remained relatively flat, decreasing $0.4 million, or 1.4%, during the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. Support, maintenance and subscription services revenue increased $2.6 million, or 5.9%, compared to the first nine months of fiscal 2016 driven primarily by continued increases in subscription based service revenue, which increased approximately 42.3% during the first nine months of fiscal 2017. Professional services revenue increased $6.4 million, or 48.3%, as a result of increased volume of customer installation and implementation projects, along with $1.1 million of previously deferred revenue for services provided in the past, where contractual commitments precluded revenue recognition until the third quarter of fiscal 2017.

Gross profit and gross profit margin.  Our total gross profit decreased $2.2 million, or 4.3%, for the first nine months of fiscal 2017 and total gross profit margin decreased approximately 730 basis points to 49.8%, from 57.1%. Products gross profit decreased $5.6 million and gross profit margin decreased approximately 1,790 basis points to 26.6% primarily as a result of an increase of $5.0 million of developed technology amortization as a result of the rGuest® Stay and Buy development costs being placed into service with the announcement of the property management system and point of sale solution as being generally available during the first and second quarter of fiscal 2017, respectively. Support, maintenance and subscription services gross profit remained consistent and gross margin decreased 130 basis points to 73.0% as we continue to invest in our subscription platform. Professional services gross profit increased $2.1 million and gross profit margin remained relatively flat, increasing approximately 130 basis points to 29.9%.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, remained consistent during the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016.

Product development.  Product development includes all expenses associated with research and development. Product development increased $0.6 million, or 3.1% in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016. This increase is primarily driven by our continued investment in resources related to both our rGuest® and legacy product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers. In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $10.5 million and $10.9 million as software development costs for future use during the nine months ended December 31, 2016 and 2015, respectively.

Sales and marketing.  Sales and marketing increased $1.4 million, or 9.4%, in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016. The change is due primarily to an increase of approximately $0.6 million in employee wages and related expense in line with booking growth, specifically in subscription based bookings, whose total contract value increased 98% year over year. In addition, advertising and promotion increased $0.8 million related to new lead generation investment in content, search engine marketing, and target prospect databases in order to accelerate the growth in lead acquisition and pipeline velocity in support of future revenue growth.

General and administrative.  General and administrative declined $2.2 million, or 13.9%, in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016 due to a reduction of $1.0 million in share-based compensation expense driven primarily by the timing of grants in fiscal 2017 compared to fiscal 2016, and $0.7 million in forfeiture credits related to unvested share-based compensation expense for the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) whose departures from the company were announced during the third quarter of fiscal 2017. An additional reduction of $0.7 million was related to reduced incentive expense for other employees for the full year fiscal 2017 as compared to the full year fiscal 2016. Additionally, during the third quarter of fiscal 2016, we disposed of $0.2 million of internal use software for our support ticketing system.

Restructuring, severance, and other charges. Restructuring, severance, and other charges increased $1.5 million during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The increase was the result of the following:

•
CEO separation benefits and related transition costs. During the third quarter of fiscal 2017, the company incurred costs associated with the replacement of the current CEO, including $0.8 million in separation benefits and $0.3 million in search fees incurred in connection with identifying a successor CEO.

•
Restructuring related severance and early contract termination costs. During the third quarter of fiscal 2017, we completed activities associated with the partnership to resell a third party workforce management solution, and recorded $0.2 million in restructuring charges comprised of severance and other employee related benefits and early contract termination costs. We do not anticipate any additional costs associated with this restructuring activity. Our restructuring actions are discussed further in Note 3, Restructuring Charges.

•	Non-restructuring severance. During the third quarter of fiscal 2017, we incurred $0.2 million in non-restructuring severance and other employee benefits.

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

Legal settlements. During the each of the first nine months of fiscal 2017 and fiscal 2016, we recorded $0.1 million and $0.2 million in legal settlements for employment and other business related matters.

Other Expenses (Income)

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expense:
Interest income	$(135)	$(70)	$65	(92.9)%
Interest expense	11	20	$9	45.0%
Other expense, net	140	40	(100)	nm
Total other expense (income), net	$16	$(10)	$(26)	nm

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper, corporate bonds, and corporate-owned life insurance policies. Interest income increased $65,000 during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 due to interest earned during the processing of claims related to the redemption of corporate-owned life insurance policies during fiscal 2017.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies.

Other expense (income). Other expense (income) consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax expense (benefit)	$252	$(100)	$(352)	nm
Effective tax rate	(4.1)%	4.3%

nm - not meaningful
For the first nine months of fiscal 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, foreign and state taxes, and other U.S. permanent book to tax differences. Tax expense primarily results from foreign taxable jurisdictions.

For the first nine months of fiscal 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up indefinite-lived intangibles, a refunded settlement of an unrecognized tax benefit, foreign and state taxes, and other U.S. permanent book to tax differences. During this same period, our tax benefit resulted from an amended state return refund, an adjustment to amortization expense on indefinite lived assets, expirations of statute of limitations on uncertain tax positions offset by taxes withheld in foreign jurisdictions.

The increase in the tax provision year over year is due to non-recurring benefits recognized in fiscal 2016 and increased profitability in foreign jurisdictions during fiscal 2017.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at December 31, 2016. We believe that cash flow from operating activities, cash on hand of $52.7 million as of December 31, 2016 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of December 31, 2016 and March 31, 2016, our total debt was approximately $0.3 million, comprised of capital lease obligations in both periods.

At December 31, 2016, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 92% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$5,393	$8,314
Investing activities	(12,502)	(17,170)
Financing activities	$(687)	$(464)
Effect of exchange rate changes on cash	(99)	(95)
Net decrease in cash and cash equivalents	$(7,895)	$(9,415)

Cash flow provided by operating activities.  Cash flow provided by operating activities was $5.4 million in the first nine months of fiscal 2017. Our operating loss, adjusted for restructuring, severance, and other charges, depreciation, amortization, and share based compensation, was $3.7 million. Positive net working capital movements contributed an additional $1.7 million associated mainly with $6.7 million in increased collections on accounts receivable, offset by a $4.6 million decrease in deferred revenue related to revenue recognized for annual support and maintenance services.

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

Cash flow used in investing activities. For the first nine months of fiscal 2017, the $12.5 million in cash used in investing activities was primarily comprised of $10.3 million for the development of proprietary software and $2.2 million for purchase of property and equipment, including internal use software.

In fiscal 2016, the $17.2 million in cash used in investing activities was primarily comprised of $13.5 million for the development of proprietary software and $3.6 million for purchase of property and equipment, including internal use software.

Cash flow used in financing activities.  During the first nine months of fiscal 2017, the $0.7 million used in financing activities was primarily comprised of $0.4 million related to the repurchase of shares to satisfy employee tax withholding and to cover the price of the options and $0.2 million in payments to settle the contingent consideration related to the fiscal 2014 acquisition of TimeManagement Corporate (TMC).

During the first nine months of fiscal 2016, the $0.5 million used in financing activities was primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the price of the options, and payments on capital lease obligations.

Contractual Obligations

As of December 31, 2016, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2016.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2016 and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	February 9, 2017	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Interim Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)