Form 10-K
period 2017-03-31
AGILYSYS INC
filed 2017-06-02
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of June 30, 2016 was $152,839,898.

As of May 24, 2017, 23,212,789 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2017

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

Agilysys operates throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA. For more information, visit www.agilysys.com.

The sales of our Retail Solutions Group (RSG) business and United Kingdom business entity (UK entity) each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in Item 6. Selected Financial Data, of this Annual Report, for the twelve months ended March 31, 2014 and March 31, 2013.

Our principal executive offices are located at 425 Walnut Street, Suite 1800, Cincinnati, Ohio, 45202 and our corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2017 refers to the fiscal year ended March 31, 2017.

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

In fiscal 2004, we acquired Kyrus Corporation and became a provider of IBM retail solutions and services in the supermarket, chain drug, general retail, and hospitality segments. In that same year, the acquisition of Inter-American Data, Inc. allowed us to become the leading developer and provider of technology solutions for property and inventory management in the casino and resort industries.

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

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue from continuing operations for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2017	2016	2015
Products	$38,339	$41,445	$31,846
Support, maintenance and subscription services	63,308	60,104	56,013
Professional services	26,031	18,817	15,655
Total	$127,678	$120,366	$103,514

Products:

The hospitality industry has long been focused on operating an end-to-end business, but the technology vendors that serviced the industry have been focused on product-centric solutions that make use of a high number of software modules and operating silos. We have evolved our approach to the industry to an integrated "platform" centric solutions for Lodging, Food & Beverage and Payments applications that looks to leverage the entire business, by investing in the development of a web services oriented architecture enterprise platform. Our rGuest™ platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests, pre-, during and post-visit. The rGuest platform facilitates an end-to-end solution that helps our customers improve guest services, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our next-generation of products and services are aimed at helping hospitality operators recruit customers into their facilities, increase their wallet share from each customer and improve the overall guest experience from the initial customer touch point through the post-visit experience.

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

•
Ensuring that all new rGuest modules will be written on top of the rGuest platform to create a common look/feel, functions and usage paradigms and reduce the overhead of managing and learning multiple systems;

•	Providing for easy integration with other hospitality management systems; and,

•
Incorporating key infrastructure design elements such as global and multi-language support, regulatory compliance and security, including authentication, authorization, encryption, tokenization, handling of payment & PII information and overall application data and user security.

Our rGuest product suite is designed to maximize the insight and value available in “big data” by:

•	Identifying the right data and determining how to best use it;

•	Empowering users to be capable of both working with new technologies and of interpreting the data to find meaningful business insights;

•	Creating data access and connectivity across the majority of guest touch points;

•	Providing an IT platform that can adapt to changes in the landscape in an efficient manner;

•	Working across functions' organizational challenges and finding ways of collaborating across functions and businesses; and,

•	Implementing the highest levels of security to ensure data protection.

The rGuest platform currently includes the following in-market solutions:
rGuest® Stay is the company’s groundbreaking cloud-based property management system and hospitality platform that optimizes operational efficiency, increases revenue and enhances guest service. rGuest Stay is currently generally available for limited service at select service hotels and chains.

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

rGuest Buy is an enterprise-class self-service, customer-facing point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as Grab N Go, corporate cafeterias and food courts. It includes self-service “order and pay” kiosks, and kitchen workflow management systems. rGuest Buy is currently deployed at more than 25 customer sites across the country, including corporate cafeterias at a top five U.S. bank, a top 40 U.S. law firm, one of the nation's largest technology manufacturers, and at a national financial services firm.

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

rGuest Pay offers:

•	A full suite of credit card processing services

•	Industry-leading payment security through tokenization and P2PE

•	Flexible hardware supporting EMV and NFC contactless transactions

•	Integration with 3rd Party POS/PMS applications through a simple-to-use API

•	Consolidated transaction reporting

•	Comprehensive payment processor support

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

rGuest Seat offers:

•	Streamlined online reservations increase guest bookings without tying staff up on the phone

•	Wait list automation to accurately predict wait times and meet guest expectations

•	Two-way text communications with waiting guests

•	Toggle between restaurants within peer group to get a complete view of the reservation or wait list status

•	Accessibility of guest data based on their previous dining experiences to provide a much higher level of guest service

•	Library of reconfigurable reports can be accessed in real time or received through email at a scheduled delivery time

•	Integration with InfoGenesis allows the POS system to be automatically updated with guest data for a more personalized dining experience

•	Real-time table status is relayed between rGuest Seat and InfoGenesis (POS) to help maximize table turns and keep restaurant operations and reservations running smoothly

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

Agilysys’ additional well established offerings for point-of-sale, property management, inventory procurement, workforce management, document management and activity booking product and services include:

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

•
Agilysys InfoGenesis Flex is a mobility solution that offers full POS functionality on a Windows tablet. It provides a sleek, modern alternative to traditional POS installations and can be used as a slim fixed terminal or as a convertible simply by removing the tablet from its base.

•
Agilysys eCash takes traditional cashless payment and stored value card capabilities and integrates them directly with InfoGenesis POS, increasing consumers' payment options.

All POS products are available through traditional software licensing or via subscription.

Property Management Systems (“PMS”)

•
Agilysys Lodging Management System® (LMS) is an on-premises, web-enabled PMS solution targeting the Casino/Gaming segment (also offered as a hosted solution). It runs 24/7 to automate every aspect of hotel operations in properties of 1,000 rooms or more, and has interfaces to all core casino management systems. Its foundation expands to incorporate modules for sales and catering, activities scheduling, attraction ticketing and more.

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

Document Management

•
Agilysys DataMagine™ is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with our products, adding functionality and increasing benefit to customers.

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

Professional Services: We have industry-leading expertise in designing, implementing, integrating and installing customized solutions into both traditional and newly created platforms. For existing enterprises, we seamlessly integrate new systems and for start-ups and fast-growing customers, we become a partner that can manage large-scale rollouts and tight construction schedules. Our extensive experience ranges from staging equipment to phased rollouts as well as training staff to provide operational expertise to help achieve maximum effectiveness and efficiencies in a manner that saves our customers time and money. In addition to our hosted solutions for InfoGenesis, Stratton Warren Systems and Eatec, Agilysys has recently added the ability to migrate on premise property lodging data to the LMS® or Visual One Property Management System hosted solution.

Representative Agilysys clients include:

AVI Foodsystems, Inc.	The Cosmopolitan of Las Vegas	Prairie Band Casino & Resort
Banner Health	CSU Fullerton Auxiliary Services Corporation	Resorts World Bimini
Benchmarc Restaurants	Drury Hotels	Rosen Hotels & Resorts
Black Rock Resort	Farmers Restaurant Group	Royal Caribbean International
Boyd Gaming Corporation	Golden Nugget Lake Charles	Royal Lahaina Resort
BR Guest Hospitality	Grand Sierra Resort and Casino	Sands Casino Resort Bethlehem
The Breakers Palm Beach	Harbor Winds Hotel	SAVOR
The Broadmoor's Ranch at Emerald Valley	Hialeah Park	Spooky Nook Sports
Caesars Entertainment	Hilton Worldwide	Sugar Factory
Cal Dining at UC Berkeley	Ho-Chunk Gaming	SUNY Cobleskill
Camelback Lodge & Waterpark	Maryland Live! Casino	The Venetian Resort Hotel Casino
Casa Ybel Resort	Norwegian Cruise Line	University of Akron
Casino del Sol Resort	Oxford Casino	Vail Resorts
Compass Group North America	Palm Garden Hotel	Valley View Casino & Hotel
Comanche Nation of Oklahoma	Pinehurst Resort	Vanderbilt University
Copper Mountain	Pinnacle Entertainment	Yale University

Industry and Markets

We offer innovative point-of-sale, property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services for customers of varying sizes in the hospitality industry. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare.

The hospitality industry encompasses a wide variety of market sectors and customers. We operate throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA. Sales to customers outside of the United States represent approximately 6% of total sales.

The hospitality industry is highly fragmented and composed of a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadiums, and arenas, among others. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to STR Global, the U.S. lodging industry generated approximately $189.5 billion in lodging revenue in calendar 2015, a 7.2% increase over 2014, while PwC's, Hospitality Directions US 2017, reports an average of approximately 65.5% of approximately 5.0 million available rooms occupied in 2016 at an average daily rate (ADR) of $124.01. This compares with 65.4% in 2015 at an ADR of $120.31.

The hospitality business is sensitive to the strength of domestic and global economic and credit conditions. Business and destination resort travel are highly correlated with the economic conditions in their respective markets. Competition is intense for consumer spending, and hospitality industry participants are seeking ways to increase their visibility and appeal as well as enhance the experience of their guests. In its 2017 Travel and Hospitality Industry Outlook, Deloitte observed that travel companies should leverage an increased awareness of customer expectations, re-imagined technology strategy, and differentiated offerings to provide unmatched travel experiences. Our products and solutions are meant to leverage the opportunity these challenges create by providing our customers with a higher degree of guest connectivity and added engagement tools that will enable them to better capitalize on their brand equity, and more profitably manage their operations, and grow their business. In addition to product solutions that are designed and customized to meet unique facility or multi-facility needs, we also provide an array of support and subscription options geared towards maintaining systems and professional services for implementation and rollouts.

We have a significant customer base in the commercial casino and gaming sector. According to CPA firm Rubin Brown's Gaming Services Group, US Gaming industry annual revenues surpassed $73 billion in 2016, as compared to approximately $71 billion in 2015. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the corporate market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing PMS systems to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as gaming operators migrate toward cashless operations, optimization of non-gaming spend and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. Guests and potential customers are expecting an experience that reflects their unique tastes, preferences and travel habits and cruise operators have seen the need to adequately support the increasing level of personalization and detail required to capture the highest level of guest satisfaction. Our products and services are designed to best help them deliver on this critical part of their business. According to the Cruise Lines International Association and Cruise Market Watch 2017, cruise lines continued the growth trends of recent years in 2016. The worldwide cruise ship fleet currently stands at 448 ships and the current order book for 2016 includes 26 new builds, with 97 new ships to be delivered by 2026. The industry carried an estimated 24.2 million passengers in 2016, up from nearly 23.2 million passengers in 2015.

Customers

Our customers include large, medium-sized and boutique companies, both owned and franchised, as well as divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important, particularly in the lodging, casino, destination resort, cruise line, foodservice industries where competition for guest recruitment is intense. Our current customer base is highly fragmented, with the exception of one customer representing approximately 10% of consolidated revenue from continuing operations for the period ended March 31, 2017.

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

Employees

As of May 24, 2017, we had 596 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

If we fail to attract and retain key employees, our business may be harmed.

Our success depends on the skill, experience and dedication of our employees. If we are unable to attract and retain sufficiently experienced and capable personnel, especially in product development, customer services and support, operations, sales and management, our business and financial results may suffer. For example, if we are unable to attract and retain a sufficient number of skilled technical personnel, our ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully attract and retain the personnel that we need.

We may incur goodwill, intangible asset and capitalized software development impairment charges that adversely affect our operating results.

As of March 31, 2017 we had $19.6 million, $8.5 million, and $47.0 million of goodwill, intangible assets, net, and software development costs, net, respectively, on our consolidated balance sheet. We review our goodwill, intangible assets and capitalized software development costs for impairment on at least an annual basis. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill, intangible assets or capitalized software development in the future.

We may be subject to claims of infringement of third-party intellectual property rights.

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California alleging that point-of-sale and property management and other hospitality information technology products sold by us infringe patents owned by Ameranth. This lawsuit remains pending.

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

Our solutions offered in the cloud accessible via the web without present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. As a result, we may be subject to claims if customers experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

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

Material increases in oil and gas prices tend to reduce discretionary spending by consumers, such as on travel and dining, as well as on retail spending generally. Reductions in discretionary spending by consumers adversely affects our customers and, indirectly, our business. Moreover, increases in oil and gas prices also directly adversely affects our customer base in other ways. For example, oil and gas price increases can result in higher ingredient and food costs for our restaurant customers.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2017, the trading price of our common stock ranged from a high of $11.76 to a low of $8.78. The volatility of our stock price may be due to factors other than those specific to our business, such as economic news or other events generally affecting the trading markets. Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate services are located in Alpharetta, Georgia where we lease approximately 34,000 square feet of office space. In addition, we lease approximately 34,000 square feet of office space in Las Vegas, Nevada, 22,000 square feet of office space in Bellevue, Washington, and 12,000 square feet of office space in Santa Barbara, California. Internationally, we lease approximately 17,000 square feet of office space in Chennai, India and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

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

2017	High	Low
Fourth quarter	$10.85	$8.78
Third quarter	$11.17	$9.13
Second quarter	$11.57	$10.28
First quarter	$11.76	$9.90

2016	High	Low
Fourth quarter	$11.77	$8.50
Third quarter	$12.56	$9.62
Second quarter	$12.19	$7.97
First quarter	$10.43	$8.72

The closing price of the common shares on May 24, 2017, was $9.52 per share. There were 1,618 active shareholders of record.

We did not pay dividends in fiscal 2017 or 2016 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2012 through March 31, 2017. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2012	2013	2014	2015	2016	2017
Agilysys, Inc.	$100.00	$110.57	$149.05	$109.45	$113.50	$105.12
Russell 2000	$100.00	$116.30	$145.26	$157.19	$141.85	$179.03
Peer Group	$100.00	$124.28	$166.09	$196.23	$175.36	$221.69

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

	Year ended March 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Operating results
Net revenue	$127,678	$120,366	$103,514	$101,261	$94,008
Gross profit	63,785	68,106	60,081	64,040	57,619
Operating loss	(11,408)	(4,313)	(12,467)	(6,188)	(9,307)
Loss from continuing operations, net of taxes	(11,721)	(3,765)	(11,497)	(2,895)	(6,214)
Income from discontinued operations, net of taxes	—	—	—	19,992	4,916
Net (loss) income	$(11,721)	$(3,765)	$(11,497)	$17,097	$(1,298)

Per share data (1)
Basic and diluted
Loss from continuing operations	$(0.52)	$(0.17)	$(0.51)	$(0.13)	$(0.28)
Income from discontinued operations	—	—	—	0.90	0.22
Net (loss) income	$(0.52)	$(0.17)	$(0.51)	$0.77	$(0.06)

Weighted-average shares outstanding - basic and diluted	22,615	22,483	22,338	22,135	21,880

Balance sheet data at year end
Cash and cash equivalents	$49,255	$60,608	$75,067	$99,566	$82,444
Working capital	27,183	41,401	54,407	81,711	72,122
Total assets	167,305	185,157	181,525	190,895	197,498
Total debt	237	333	189	335	86
Total shareholders’ equity	113,669	123,473	124,188	132,873	113,856

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

The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 8 of this Annual Report titled, "Financial Statements and Supplementary Data." Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 3 of this Annual Report and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading technology company that provides innovative software for point-of-sale (POS), property management systems
(PMS), inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Our solutions and services allow property managers to better connect, interact and transact with their customers and enhance their customer relationships by streamlining operations, improving efficiency, increasing guest recruitment and wallet share, and enhancing the overall guest experience. Agilysys serves four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA. For more information, visit www.agilysys.com.

Following the divestiture of the Retail Solutions Group (RSG) in July 2013, and our United Kingdom business entity (UK entity) in March 2014, Agilysys operates as one operating segment and as a pure play software-driven solutions provider to the hospitality industry. The sales of RSG and the UK entity each represented the disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in Item 6. Selected Financial Data, of this Annual Report, for the twelve months ended March 31,2014 and March 31, 2013.

Our top priority is increasing shareholder value by improving operating and financial performance and profitably growing the business through superior products and services. To that end, we expect to invest a certain portion of our cash on hand to develop and market new software products, to fund enhancements to existing software products, and to expand our customer breadth, both vertically and geographically.

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

The primary objective of our ongoing strategic planning process is to create shareholder value by capitalizing on growth opportunities and strengthening our competitive position within the specific technology solutions and in the end markets we service. The plan builds on our existing strengths and targets industry leading growth and peer beating financial and operating results driven by new technology trends and market opportunities. Industry leading growth and peer beating financial and operational results will be achieved through tighter coupling and management of operating expenses of the business and sharpening the focus of our investments to concentrate on growth opportunities with the highest return by seeking the highest margin revenue opportunities in the markets in which we compete.

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

Results of Operations

Fiscal 2017 Compared with Fiscal 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2017 and 2016:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$38,339	$41,445	$(3,106)	(7.5)%
Support, maintenance and subscription services	63,308	60,104	3,204	5.3%
Professional services	26,031	18,817	7,214	38.3%
Total net revenue	127,678	120,366	7,312	6.1%
Cost of goods sold:
Products, inclusive of developed technology amortization	28,244	23,326	4,918	21.1%
Support, maintenance and subscription services	16,965	15,394	1,571	10.2%
Professional services	18,684	13,540	5,144	38.0%
Total cost of goods sold	63,893	52,260	11,633	22.3%
Gross profit	63,785	68,106	(4,321)	(6.3)%
Gross profit margin	50.0%	56.6%
Operating expenses:
Product development	29,048	26,688	2,360	8.8%
Sales and marketing	20,823	19,740	1,083	5.5%
General and administrative	19,875	21,818	(1,943)	(8.9)%
Depreciation of fixed assets	2,409	2,199	210	9.5%
Amortization of intangibles	1,392	1,243	149	12.0%
Restructuring, severance and other charges	1,561	283	1,278	451.5%
Impairments and other fair value adjustments	—	180	(180)	(100.0)%
Legal settlements	85	268	(183)	(68.3)%
Operating loss	$(11,408)	$(4,313)	$(7,095)	164.5%
Operating loss percentage	(8.9)%	(3.6)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2017	2016
Net revenue:
Products	30.0%	34.4%
Support, maintenance and subscription services	49.6	50.0
Professional services	20.4	15.6
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	22.1	19.4
Support, maintenance and subscription services	13.3	12.8
Professional services	14.6	11.2
Total net cost of goods sold	50.0	43.4
Gross profit	50.0	56.6
Operating expenses:
Product development	22.8	22.2
Sales and marketing	16.3	16.4
General and administrative	15.6	18.1
Depreciation of fixed assets	1.9	1.8
Amortization of intangibles	1.1	1.0
Restructuring, severance and other charges	1.2	0.1
Impairments and other fair value adjustments	—	0.2
Legal settlements	0.1	0.2
Operating loss	(8.9)%	(3.6)%

Net revenue.  Total revenue increased $7.3 million, or 6.1%, in fiscal 2017 compared to fiscal 2016. Products revenue decreased $3.1 million, or 7.5%, due to approximately a $0.5 million decrease in proprietary software revenue related to the shift in customer preference towards subscription services. Furthermore, a few outsized remarketed hardware and software refresh deals in fiscal 2016 resulted in the remaining decrease. Support, maintenance and subscription services revenue increased $3.2 million, or 5.3%, as a result of continued focus on selling hosted perpetual and subscription services revenue which increased 44.0% year over year, and ongoing support from our proprietary product sales. Hosted perpetual and subscription services revenue comprised 12% of total consolidated revenues in 2017 compared to 9% in 2016. Professional services revenue increased $7.2 million, or 38.3%, as a result of increased volume of customer installation and implementation projects associated with growth in overall proprietary revenue.

Gross profit and gross profit margin. Our total gross profit decreased $4.3 million, or 6.3%, in fiscal 2017 and total gross profit margin decreased 6.6% to 50.0%. Products gross profit decreased $8.0 million and gross profit margin decreased 17.4% to 26.3% primarily as a result of an increase of $8.0 million of developed technology amortization as a result of the rGuest® Stay and Buy development costs being placed into service with the announcement of the property management system and point of sale solution as being generally available during the first and second quarter of fiscal 2017, respectively.

Support, maintenance and subscription services gross profit increased $1.6 million and gross profit margin decreased 1.2% to 73.2% due to a change in the mix of labor resources needed for maintenance of our products and continued investment in our subscription platform. Professional services gross profit increased $2.1 million with the increase in revenue and gross profit margin remained relatively flat increasing 0.1% to 28.2%.

Operating expenses

Operating expenses, excluding the charges for impairments and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $1.9 million, or 2.6%, in fiscal 2017 compared with fiscal 2016. As a percent of total revenue, operating expenses have declined 2.0% in fiscal 2017 compared with fiscal 2016.

Product development.  Product development includes all expenses associated with research and development. Product development increased $2.4 million, or 8.8%, during fiscal 2017 as compared to fiscal 2016. This increase is primarily driven by our continued investment in resources related to both our rGuest® and iconic product enhancements to expand the customer experience across our install base as well as our future offerings with existing and new customers.  In addition, certain research and development costs are capitalized as software development costs upon achieving specific milestones in the development life-cycle. We capitalized approximately $11.9 million and $15.0 million during fiscal 2017 and 2016, respectively.

Sales and marketing.  Sales and marketing increased $1.1 million, or 5.5%, in fiscal 2017 compared with fiscal 2016. The change is due primarily to advertising and promotion which increased $0.9 million related to new lead generation investment in content, search engine marketing, and target prospect databases in order to accelerate the growth in lead acquisition in support of future revenue growth.

General and administrative.  General and administrative decreased $1.9 million, or 8.9%, in fiscal 2017 compared to fiscal 2016. The change is due primarily to a reduction of $0.7 million in forfeiture credits related to unvested share-based compensation expense for the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) whose departures from the company were announced during the third quarter of fiscal 2017.

Depreciation of fixed assets.  Depreciation of fixed assets increased $0.2 million or 9.5% in fiscal 2017 as compared to fiscal 2016.

Amortization of intangibles.  Amortization of intangibles decreased $0.1 million, or 12.0%, in fiscal 2017 as compared to fiscal 2016.

Restructuring, severance and other charges. Restructuring, severance, and other charges increased $1.3 million during fiscal 2017 compared to fiscal 2016. The increase was the result of the following:

•
CEO separation benefits and related transition costs. During fiscal 2017, the company incurred costs associated with the replacement of the former CEO, including $0.8 million in separation benefits and $0.3 million in search fees in connection with identifying a successor CEO.

•
Restructuring related severance and early contract termination costs. During fiscal 2017, we completed activities associated with the partnership to resell a third party workforce management solution, and recorded $0.2 million in restructuring charges comprised of severance and other employee related benefits and early contract termination costs. We do not anticipate any additional costs associated with this restructuring activity.

Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Impairments and other fair value adjustments. There were no impairments and other fair value adjustments in fiscal 2017. The $0.2 million in fiscal 2016 was related to the following factors:

Fiscal 2016 Activity:

•
Intangible write-off (Developed Technology). During fiscal 2016, in connection with the partnership entered into to resell a third party workforce management solution, we determined that the remaining net book value of the acquired developed technology WMx®™ exceeded its net realizable value resulting in an impairment charge of $0.3 million.

•
Product transition cost fair value adjustment. During fiscal 2016, we recorded a gain of $0.2 million related to the write-off of product transition costs previously accrued for in connection with an impairment of our Guest 360™ property management solution in fiscal 2012. The customer associated with this residual reserve became insolvent during the second quarter of fiscal 2016.

•
Contingent consideration fair value adjustment. During fiscal 2016, we adjusted the fair value of the TimeManagement Corporation (TMC) by $0.1 million to reflect expected settlement and early termination in connection with our strategic transition to enter into a partnership to resell a third party workforce management solution.

Legal settlements. During fiscal 2017 and 2016, we recorded $0.1 million and $0.3 million, respectively, in legal settlements for employment and other business related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expense:
Interest income	$(162)	$(92)	$70	76.1%
Interest expense	15	29	14	48.3%
Other (income) expense, net	224	(491)	(715)	145.6%
Total other (income) expense, net	$77	$(554)	$(631)	113.9%

Interest income.  Interest income increased $70,000 during fiscal 2017 as compared to fiscal 2016.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies.

Other income (expense), net. Other expense (income) consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax expense (benefit)	$236	$6	$(230)	nm
Effective tax rate	(2.1)%	(0.2)%

nm - not meaningful

For fiscal 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences. At March 31, 2017, we had $187.6 million of a federal net operating loss carryforward that expires, if unused, in fiscal years 2031 to 2037.

For fiscal 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, death benefits on company owned life insurance, state taxes and other U.S. permanent book to tax differences.

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

Fiscal 2016 Compared to Fiscal 2015

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2016 and 2015:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2016	2015	$	%
Net revenue:
Products	$41,445	$31,846	$9,599	30.1%
Support, maintenance and subscription services	60,104	56,013	4,091	7.3%
Professional services	18,817	15,655	3,162	20.2%
Total net revenue	120,366	103,514	16,852	16.3%
Cost of goods sold:
Products, inclusive of developed technology amortization	23,326	18,732	4,594	24.5%
Support, maintenance and subscription services	15,394	12,461	2,933	23.5%
Professional services	13,540	12,240	1,300	10.6%
Total cost of goods sold	52,260	43,433	8,827	20.3%
Gross profit	68,106	60,081	8,025	13.4%
Gross profit margin	56.6%	58.0%
Operating expenses:
Product development	26,688	25,316	1,372	5.4%
Sales and marketing	19,740	16,357	3,383	20.7%
General and administrative	21,818	21,668	150	0.7%
Depreciation of fixed assets	2,199	2,225	(26)	(1.2)%
Amortization of intangibles	1,243	3,461	(2,218)	(64.1)%
Restructuring, severance and other charges	283	1,836	(1,553)	nm
Impairments and other fair value adjustments	180	1,482	(1,302)	nm
Legal settlements	268	203	65	32.0%
Operating loss	$(4,313)	$(12,467)	$8,154	(65.4)%
Operating loss percentage	(3.6)%	(12.0)%
nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2016	2015
Net revenue:
Products	34.4%	30.8%
Support, maintenance and subscription services	50.0	54.1
Professional services	15.6	15.1
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	19.4	18.1
Support, maintenance and subscription services	12.8	12.0
Professional services	11.2	11.8
Total cost of goods sold	43.4	42.0
Gross profit	56.6	58.0
Operating expenses:
Product development	22.2	24.5
Sales and marketing	16.4	15.8
General and administrative	18.1	20.9
Depreciation of fixed assets	1.8	2.1
Amortization of intangibles	1.0	3.3
Restructuring, severance and other charges	0.2	1.8
Impairments and other fair value adjustments	0.1	1.4
Legal settlements	0.2	0.2
Operating loss	(3.6)%	(12.0)%

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

Impairments and other fair value adjustments. Impairments and other fair value adjustments decreased $1.5 million from $1.8 million in fiscal 2015 to $0.3 million in fiscal 2016. The net change was driven by the following factors:

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

Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Legal settlements. During fiscal 2016, we recorded $0.3 million in legal settlements for employment and other business related matters compared to $0.2 million in legal settlements recorded in fiscal 2015 to finalize legal disputes originally estimated and recorded in that fiscal year.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Other (income) expenses
Interest income	$(92)	$(110)	$(18)	nm
Interest expense	29	48	19	39.6%
Other (income) expense, net	(491)	146	637	nm
Total other expense (income), net	$(554)	$84	$638	nm

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

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2016	2015	$	%
Income tax benefit	$6	$(1,054)	$(1,060)	nm
Effective tax rate	(0.2)%	8.4%

nm - not meaningful

For fiscal 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, death benefits on company owned life insurance, state taxes and other U.S. permanent book to tax differences.

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

Additional information regarding restructuring charges is provided within the preceding Results of Operations section and in Note 4 to the Consolidated Financial Statements titled, Restructuring Charges.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2017. We believe that cash flow from operating activities, cash on hand of $49.3 million as of March 31, 2017, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2017 and March 31, 2016, our total debt was approximately $0.2 million and $0.3 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2017, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturity from date of acquisition of three months or less, including investments in commercial paper, of which 91% is located in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Year ended March 31,
(In thousands)	2017	2016	2015
Net cash (used in) provided by continuing operations:
Operating activities	$3,433	$7,218	$(2,186)
Investing activities	(13,865)	(21,013)	(21,632)
Financing activities	(847)	(577)	(401)
Effect of exchange rate changes on cash	(74)	(87)	(280)
Cash flows (used in) provided by continuing operations	(11,353)	(14,459)	(24,499)

Cash flow provided by (used in) operating activities. Cash flows provided by operating activities were $3.4 million in fiscal 2017. The provision of cash was associated mainly with $6.4 million in increased collections on accounts receivable.

Cash flows provided by operating activities were $7.2 million in fiscal 2016. The provision of cash was attributable to $3.2 million in net working capital movements associated mainly with $3.2 million in increased collections on accounts receivable. Working capital movements were positively impacted by $4.1 million related to our operating loss adjusted for depreciation, amortization, share based compensation, asset write-offs and fair value adjustments, loss on disposal of property & equipment, and change in cash surrender value of company owned life insurance.

Cash flows used in operating activities were $2.2 million in fiscal 2015. This was mainly the result of our net loss after adding back certain non-cash items, including $2.2 million of depreciation, $4.8 million in amortization, and $1.8 million of impairments and other fair value adjustments, offset by an overall net use in other operating assets and liabilities of $0.8 million. Change in operating assets and liabilities was driven primarily by increases in accounts receivable and prepaids of $2.5 million, offset by increase in accounts payable and accrued expenses of $1.7 million.

Cash flow (used in) provided by investing activities. Cash flows used in investing activities in fiscal 2017 were $13.9 million. This is primarily attributed to $11.9 million in development of proprietary software and $4.2 million for purchase of property and equipment, including internal use software.

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

Cash flow used in financing activities from continuing operations.  Respectively, in fiscal 2017, 2016 and 2015, the $0.8 million, $0.6 million, and $0.4 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the exercise price of the options, and payments on capital lease obligations.

Investments
Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies, for which some are endorsement split-dollar life insurance arrangements. We entered into non-cancelable agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. During fiscal 2017, we received $2.2 million related to the death benefit due to us on redemption of two of these policies. In the consolidated balance sheets at the balance sheet date, the cash surrender value of $0.8 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities" in the Consolidated Balance Sheets at the balance sheet date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2017.

(In thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases (1)	$15,163	$3,140	$5,608	$4,866	$1,549
Capital leases	246	129	117	—	—
Asset retirement obligation	400	—	150	250
Total contractual obligations (2)	$15,809	$3,269	$5,875	$5,116	$1,549

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 12, Commitments and Contingencies.

(2)
At March 31, 2017, we had a $1.48 million liability reserve for unrecognized income tax positions which is not reflected in the table above.  The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities.   Additional information regarding unrecognized tax positions is provided in Note 10 to the Consolidated Financial Statements titled, Income Taxes.

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

Revenue recognition.  We derive revenue from the sale of products (i.e., point of sale hardware, software, server, storage), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

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

Consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), and (ii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. VSOE is established for our software maintenance services and we use BESP to establish selling prices for our non-software related services. BESP is primarily used for elements that are not consistently priced within a narrow range. We determine BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

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

For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, we estimate proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-

of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenue is recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of collections on uncompleted contracts in excess of related revenue is shown as a current liability.

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

We recorded a valuation allowance of $80.0 million as of March 31, 2017 and $77.9 million as of March 31, 2016, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

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

Goodwill and Other Indefinite-Lived Intangible Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

During the fourth quarter of fiscal 2015, certain restructuring activities incurred to better align product development, sales and marketing and general and administrative functions impacted the expected remaining useful life of the products under the Eatec® trade name. The trade name was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. Additional information regarding our intangible assets is provided in Note 6, Intangible Assets and Software Development Costs.

Restructuring Charges.  We recognize restructuring charges when a plan that materially changes the scope of our business, or the manner in which that business is conducted, is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. Our restructuring reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term. Our restructuring charges are described further in Note 4 to Consolidated Financial Statements titled, Restructuring Charges.

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

Capitalized Software Development Costs.  The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $11.9 million, $13.3 million and $17.2 million during fiscal 2017, 2016 and 2015, respectively. Amortization of non-acquired developed capitalized software was $8.0 million, $0.9 million and $1.2 million during fiscal 2017, 2016 and 2015, respectively.

Adopted and Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The most significant impact of the pending adoption of this guidance on our future consolidated financial statements, will largely be dependent upon the intrinsic value of our stock-based compensation awards at the time of vesting and may result in more variability in our effective tax rates and net (loss) income, and may also impact the calculation of common stock equivalents, which are used in calculating diluted net income per share. In addition, upon adoption of the new guidance, we will classify excess tax benefits or deficits as operating activities in the consolidated statements of cash flows rather than as financing activities.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated financial statements given our significant number of leases.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We plan to adopt ASU No. 2014-09 on its effective date for us beginning April 1, 2018 and we are still evaluating both options and their effect on our financial statements and business.
We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to occur in similar periods but we are still evaluating this theory especially with respect to multiple service contracts. We are assessing the new standard’s requirement to apply a single method to measure progress towards satisfaction of performance obligations recognized over time in our contracts that contain multiple services. We are evaluating our multiple service contracts to determine if the services are a single performance obligation under this new standard requiring a single method of measurement. We are assessing the new standards requirement to allocate the transaction prices of our contracts based on the relative stand-alone selling price of each our performance obligations. We are evaluating the stand-alone selling prices for our performance obligations. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred. We are evaluating the period over which to amortize these capitalized costs and the applicability of the practical expediency exception which permits the continuation of expensing these costs for amortization periods of one year or less. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. We are continuing to review the impacts of adopting ASU No. 2014-09 to our consolidated financial statements and these preliminary assessments of the impacts to our consolidated financial statements are subject to change. We expect to conclude our assessments of the impacts of adoption sometime during our fourth quarter ending March 31, 2018.
Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2017, 2016 and 2015, revenue from international operations was 6%, 4% and 5%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2017, 2016 and 2015 fiscal years. At March 31, 2017, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe that inflation has had a nominal effect on our results of operations in fiscal years 2017, 2016 and 2015 and do not expect inflation to be a significant factor in fiscal 2017.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agilysys, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 2, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Atlanta, GA
June 2, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.

We have audited the internal control over financial reporting of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2017 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2017, and our report dated June 2, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Atlanta, GA
June 2, 2017

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Agilysys, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended March 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Agilysys, Inc. and its subsidiaries for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 5, 2015

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$49,255	$60,608
Accounts receivable, net of allowance for doubtful accounts of $509 and $617, respectively	15,598	22,017
Inventories	2,211	2,692
Prepaid expenses and other current assets	6,456	10,184
Total current assets	73,520	95,501
Property and equipment, net	16,000	15,252
Goodwill	19,622	19,622
Intangible assets, net	8,530	8,576
Software development costs, net	46,999	43,160
Other non-current assets	2,634	3,046
Total assets	$167,305	$185,157

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,702	$7,761
Deferred revenue	29,183	33,241
Accrued liabilities	8,331	12,980
Capital lease obligations, current	121	118
Total current liabilities	46,337	54,100
Deferred income taxes, non-current	3,181	3,075
Capital lease obligations, non-current	116	215
Other non-current liabilities	4,002	4,294
Commitments and contingencies (see Note 12)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; 23,210,682 and 22,942,586 shares outstanding at March 31, 2017 and March 31, 2016, respectively	9,482	9,482
Treasury shares, 8,396,149 and 8,664,245 at March 31, 2017 and March 31, 2016, respectively	(2,519)	(2,600)
Capital in excess of stated value	(5,782)	(7,645)
Retained earnings	112,692	124,413
Accumulated other comprehensive loss	(204)	(177)
Total shareholders' equity	113,669	123,473
Total liabilities and shareholders' equity	$167,305	$185,157

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2017	2016	2015
Net revenue:
Products	$38,339	$41,445	$31,846
Support, maintenance and subscription services	63,308	60,104	56,013
Professional services	26,031	18,817	15,655
Total net revenue	127,678	120,366	103,514
Cost of goods sold:
Products, inclusive of developed technology amortization	28,244	23,326	18,732
Support, maintenance and subscription services	16,965	15,394	12,461
Professional services	18,684	13,540	12,240
Total cost of goods sold	63,893	52,260	43,433
Gross profit	63,785	68,106	60,081
Gross profit margin	50.0%	56.6%	58.0%
Operating expenses:
Product development	29,048	26,688	25,316
Sales and marketing	20,823	19,740	16,357
General and administrative	19,875	21,818	21,668
Depreciation of fixed assets	2,409	2,199	2,225
Amortization of intangibles	1,392	1,243	3,461
Restructuring, severance and other charges	1,561	283	1,836
Impairments and other fair value adjustments	—	180	1,482
Legal settlements	85	268	203
Operating loss	(11,408)	(4,313)	(12,467)
Other (income) expense:
Interest income	(162)	(92)	(110)
Interest expense	15	29	48
Other (income) expense, net	224	(491)	146
Loss before taxes	(11,485)	(3,759)	(12,551)
Income tax expense (benefit)	236	6	(1,054)
Net loss	$(11,721)	$(3,765)	$(11,497)

Weighted average shares outstanding - basic and diluted	22,615	22,483	22,338

Net loss per share-basic and diluted	$(0.52)	$(0.17)	$(0.51)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended March 31,
(In thousands)	2017	2016	2015
Net loss	$(11,721)	$(3,765)	$(11,497)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(27)	(26)	(9)
Unrealized loss on sale of securities	—	—	(8)
Total comprehensive loss	$(11,748)	$(3,791)	$(11,514)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2017	2016	2015
Operating activities
Net loss	$(11,721)	$(3,765)	$(11,497)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Net restructuring, severance and other charges	(224)	(333)	134
Net legal settlements	(100)	185	(1,511)
Impairments and other fair value adjustments	—	87	3,454
Loss on disposal of property & equipment	70	381	—
Depreciation	2,409	2,199	2,225
Amortization	1,392	1,243	3,461
Amortization of developed technology	8,012	1,022	1,294
Share-based compensation	2,427	3,405	3,140
Contingent consideration adjustment	—	93	(1,619)
Deferred income taxes	142	23	(371)
Change in cash surrender value of company owned life insurance policies	(18)	(564)	(57)
Excess tax benefit from equity awards	—	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	6,372	3,237	(1,935)
Inventories	476	(2,051)	(171)
Prepaid expense	1,946	(4,532)	(526)
Accounts payable	554	(7,896)	5,528
Deferred revenue	(4,034)	9,364	1,146
Accrued liabilities	(4,250)	5,330	(3,868)
Income taxes receivable	45	16	(823)
Other changes, net	(65)	(226)	(176)
Net cash provided by (used in) operating activities	3,433	7,218	(2,186)
Investing activities
Proceeds from sale of business units	—	—	809
Cash paid for acquisitions, net	—	—	(3,750)
Investment in marketable securities	—	—	(10,240)
Proceeds from sale of marketable securities	—	—	10,107
Capital expenditures	(4,158)	(5,900)	(4,650)
Capitalized software development costs	(11,888)	(15,048)	(15,813)
Additional (investments in) proceeds from corporate-owned life insurance policies	2,181	(65)	1,905
Net cash used in investing activities	(13,865)	(21,013)	(21,632)
Financing activities
Payments to settle contingent consideration arising from business acquisitions	(197)	—	—
Principal payments under long-term obligations	(117)	(142)	(144)
Exercise of employee stock options	—	—	102
Repurchase of common shares to satisfy employee tax withholding	(533)	(435)	(373)
Excess tax benefit from equity awards	—	—	14
Net cash used in financing activities from continuing operations	(847)	(577)	(401)
Effect of exchange rate changes on cash	(74)	(87)	(280)
Net decrease in cash and cash equivalents	(11,353)	(14,459)	(24,499)
Cash and cash equivalents at beginning of period	60,608	75,067	99,566
Cash and cash equivalents at end of period	$49,255	$60,608	$75,067

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2014	31,607	$9,482	(9,139)	$(2,741)	$(13,409)	$139,675	$(134)	$132,873
Non-cash share based compensation expense	—	—	—	—	3,140	—	—	3,140
Restricted shares issued	—	—	342	102	(102)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	21	5	97	—	—	102
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(41)	(12)	(415)	—	—	(427)
Excess tax benefit from equity awards	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	(11,497)		(11,497)
Unrealized translation adjustment	—	—	—	—	—	—	(9)	(9)
Unrealized loss on securities	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2015	31,607	$9,482	(8,817)	$(2,646)	$(10,675)	$128,178	$(151)	$124,188
Non-cash share based compensation expense	—	—	—	—	3,405	—	—	3,405
Restricted shares issued, net	—	—	181	54	(54)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	2	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(30)	(9)	(320)	—	—	(329)
Net loss	—	—	—	—	—	(3,765)	—	(3,765)
Unrealized translation adjustment	—	—	—	—	—	—	(26)	(26)
Balance at March 31, 2016	31,607	9,482	(8,664)	(2,600)	(7,645)	124,413	(177)	123,473
Non-cash share based compensation expense	—	—	—	—	2,427	—	—	2,427
Restricted shares issued, net	—	—	277	83	(83)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	33	10	(10)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(43)	(12)	(471)	—	—	(483)
Net loss	—	—	—	—	—	(11,721)	—	(11,721)
Unrealized translation adjustments	—	—	—	—	—	—	(27)	(27)
Balance at March 31, 2017	31,607	$9,482	(8,397)	$(2,519)	$(5,782)	$112,692	$(204)	$113,669

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

Agilysys operates throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA. For more information, visit www.agilysys.com.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2017 refers to the fiscal year ended March 31, 2017.

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

Goodwill and Other Indefinite-Lived Intangible Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. The carrying amount of goodwill was $19.6 million as of March 31, 2017 and 2016. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. Based on testing performed, the Company concluded that no impairment of its goodwill has occurred for the years ended March 31, 2017, 2016 and 2015.

The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

During the fourth quarter of fiscal 2015, one of our remaining two indefinite-lived trade names was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. Additional information regarding our other indefinite-lived intangible assets is provided in Note 6, Intangible Assets and Software Development Costs.

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

Revenue recognition.   We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies. For the fiscal years 2017, 2016 and 2015, revenue from international operations was 6%, 5% and 5%, respectively of total revenue. Our current customer base is highly fragmented, with the exception of one customer representing approximately 10% of consolidated revenue for the year ended March 31, 2017.

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

Consideration is allocated to each unit of accounting based on the unit's relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE), and (ii) best estimate of selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. VSOE is established for our software maintenance services and we use BESP to establish selling prices for our non-software related services. BESP is primarily used for elements that are not consistently priced within a narrow range. We determine BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other services elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

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

For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, we estimate proportional performance using the hours incurred as a percentage of total estimated hours to complete the project consistent with the percentage-

of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenue is recognized when final customer acceptance is received. Adjustments to contract price and estimated service hours are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of collections on uncompleted contracts in excess of related revenue is shown as a current liability.

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

Investments in corporate-owned life insurance policies. Agilysys invests in corporate-owned life insurance policies, for which some are endorsement split-dollar life insurance arrangements. We entered into non-cancelable agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. During fiscal 2017, we received $2.2 million related to the death benefit due to us on redemption of two of these policies. In the consolidated balance sheets at the balance sheet date, the cash surrender value of $0.8 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Additional information regarding the investments in corporate-owned life insurance policies is provided in Note 11, Employee Benefit Plans.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $2.6 million, $1.7 million and $1.3 million in fiscal 2017, 2016 and 2015, respectively.

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

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation. Specifically, we reclassified approximately $1.1 million from software development costs to property and equipment on the Consolidated Balance Sheet as of March 31, 2016, which also impacted the Consolidated Statement of Cash Flows for the year ended March 31, 2016.

Adopted and Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The most significant impact of the pending adoption of this guidance on our future consolidated financial statements, will largely be dependent upon the intrinsic value of our stock-based compensation awards at the time of vesting and may result in more variability in our effective tax rates and net (loss) income, and may also impact the calculation of common stock equivalents, which are used in calculating diluted net income per share. In addition, upon adoption of the new guidance, we will classify excess tax benefits or deficits as operating activities in the consolidated statements of cash flows rather than as financing activities.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated financial statements given our significant number of leases.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We plan to adopt ASU No. 2014-09 on its effective date for us beginning April 1, 2018 and we are still evaluating both options and their effect on our financial statements and business.
We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to occur in similar periods but we are still evaluating this theory especially with respect to multiple service contracts. We are assessing the new standard’s requirement to apply a single method to measure progress towards satisfaction of performance obligations recognized over time in our contracts that contain multiple services. We are evaluating our multiple service contracts to determine if the services are a single performance obligation under this new standard requiring a single method of measurement. We are assessing the new standards requirement to allocate the transaction prices of our contracts based on the relative stand-alone selling price of each our performance obligations. We are evaluating the stand-alone selling prices for our performance obligations. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred. We are evaluating the period over which to amortize these capitalized costs and the applicability of the practical expediency exception which permits the continuation of expensing these costs for amortization periods of one year or less. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. We are continuing to review the impacts of adopting ASU No. 2014-09 to our consolidated financial statements and these preliminary assessments of the impacts to our consolidated financial statements are subject to change. We expect to conclude our assessments of the impacts of adoption sometime during our fourth quarter ending March 31, 2018.
Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Acquisitions

Purchase of assets from Dining Ventures - Fiscal 2015

On July 3, 2014 Agilysys purchased certain assets from Dining Ventures, Inc. The acquired assets are the base for our rGuest® Seat product, a dining reservations and table management application. The purchase consideration was approximately $3.8 million and was funded with cash on hand. Management concluded that this acquisition was not a material acquisition under the provisions of ASC 805, Business Combinations (ASC 805). The results derived from this purchased asset have been included in our Consolidated Financial Statements from the date of acquisition and did not have a material impact on our consolidated financial statements or related disclosures.
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

Fiscal 2016 Restructuring Plan

In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.5 million in restructuring charges related to the fiscal 2016 restructuring plan, comprised of severance, other employee related benefits and early lease termination. As of March 31,2017 there was no remaining liability for the fiscal 2016 restructuring plan.

Fiscal 2015 Restructuring Plan

During 2015, we implemented restructuring actions to better align product development, sales and marketing and general and administrative functions with our company strategy and to reduce operating costs. As of March 31, 2017, there was no further liability for the fiscal 2015 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2016	Provision	Payments	2017
Fiscal 2016 Restructuring Plan:
Severance and employment costs	$311	$200	$(511)	$—
Early lease termination	—	43	(43)	—
Total restructuring costs	311	243	(554)	—

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2015	Provision	Payments	2016
Fiscal 2016 Restructuring Plan:
Severance and employment costs	$—	$328	$(17)	$311
Fiscal 2015 Restructuring Plan:
Severance and employment costs	450	(64)	(386)	—
Total restructuring costs	450	264	(403)	311

5. Property and Equipment, Net

Property and equipment at March 31, 2017 and 2016 is as follows:

	Year ended March 31,
(In thousands)	2017	2016

Furniture and equipment	$7,955	$7,787
Software	12,013	8,674
Leasehold improvements	6,317	6,238
Project expenditures not yet in use	2,217	2,364
	28,502	25,063
Accumulated depreciation and amortization	(12,502)	(9,811)
Property and equipment, net	$16,000	$15,252

Total depreciation expense on property and equipment was $2.4 million, $2.2 million, and $2.2 million during fiscal 2017, 2016 and 2015, respectively.

The Company capitalizes internal-use software, including software used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software.
Total amortization expense on capitalized internal-use software was $1.4 million, $1.2 million and $2.5 million during fiscal 2017, 2016, and 2015, respectively.

During the fourth quarter of fiscal 2015, a shift in customer preference for next generation offerings with more features and compatibility as compared to our Elevate™ POS hosted subscription solution, resulted in a write-off in the amount of $1.5 million. This charge is classified within "Impairments and other fair value adjustments" in the Consolidated Statements of Operations.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2017 and 2016 are as follows:

	Year ended March 31,
(In thousands)	2017	2016

Capital leases	$702	$762
Less accumulated depreciation	(474)	(329)
Assets under capital lease, net	$228	$433

6. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2017, and 2016:

	2017			2016
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,398)	262	10,660	(10,398)	262
Accumulated impairment	(262)	N/A	(262)	(262)	N/A	(262)
Trade names	230	(100)	130	230	(54)	176
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,053)	130	24,183	(24,007)	176
Indefinite-lived intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,053)	$8,530	$32,583	$(24,007)	$8,576

Software development costs	$47,989	$(10,356)	$37,633	$6,359	$(2,344)	$4,015
Project expenditures not yet in use	10,757	—	10,757	40,536	—	40,536
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$57,355	$(10,356)	$46,999	$45,504	$(2,344)	$43,160

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis™ as of March 31,2017 and 2016 are tested for impairment upon identification of impairment indicators, at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. . The InfoGenesis™ indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2017, 2016 and 2015.

During the fourth quarter of fiscal 2015, certain restructuring activities incurred to better align product development, sales and marketing and general and administrative functions impacted the expected remaining useful life of the products under the Eatec® trade name. The trade name was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The fair value of this trade name was calculated based on future cash flows over the remaining useful life resulting in an impairment charge of $0.6 million for the year ended March 31, 2015. This charge is classified within "Impairments and other fair value adjustments" in the Consolidated Statements of Operations.

At each balance sheet date, the unamortized capitalized software development costs for external use is compared to the net realizable value of that product by analyzing critical inputs such as costs necessary to bring the software to market, life of the software, and market capacity. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. As of March 31, 2016, we determined that the remaining net book value of our acquired developed technology WMx®™ exceeded its net realizable value resulting in an impairment charge of $0.3 million. Additionally, as of March 31, 2015, we determined that the remaining net book value of our InfoGenesis Mobile (IG Mobile) software exceeded its net realizable value resulting in an impairment charge of $1.4 million. These charges are classified within "Impairments and other fair value adjustments" in the Consolidated Statements of Operations.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2018	$9,272
2019	9,150
2020	8,411
2021	8,326
2022	1,083
Total	$36,242

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $8.0 million, $1.0 million and $1.3 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $46,000, $46,000, and $0.9 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. These charges are classified as operating expenses within the Consolidated Statements of Operations.

Capitalized software development costs are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $11.9 million, $13.3 million and $17.2 million during fiscal 2017, 2016 and 2015, respectively.

7. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2017, and 2016:

(In thousands)	2017	2016
Capital lease obligations	$237	$333
Less: current maturities	(121)	(118)
Long -term capital lease obligations	$116	$215

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2020. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Assets recorded under capital leases were $0.7 million and $0.8 million, as of March 31, 2017 and 2016, respectively. Accumulated depreciation related to assets recorded under capital leases was $0.5 million and $0.3 million as of March 31, 2017 and 2016, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2017, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2018	$129
2019	110
2020	7
Total minimum lease payments	$246
Less: amount representing interest	(9)
Present value of minimum lease payments	$237

Interest rates on capitalized leases of 3.5% are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

8. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2017	2016	2015
Cash (receipts) payments for interest, net	(147)	(64)	(62)
Cash payments for income tax, net	19	17	19
Acquisition of property and equipment under lease obligations	21	287	—
Accrued capital expenditures	411	59	148
Accrued capitalized software development costs	922	959	3,764
Leasehold improvements acquired under operating lease arrangement	35	997	—

9. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

	Year ended March 31,
(In thousands)	2017	2016
Accrued liabilities:
Salaries, wages, and related benefits	$6,473	$9,751
Other taxes payable	750	818
Accrued legal settlements	75	100
Restructuring liabilities	—	311
Severance liabilities	11	6
Professional fees	146	714
Deferred rent	433	400
Contingent consideration	—	197
Other	443	683
Total	$8,331	$12,980
Other non-current liabilities:
Uncertain tax positions	$1,479	$1,469
Deferred rent	2,444	2,746
Other	79	79
Total	$4,002	$4,294

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $15.6 million and $22.0 million as of March 31, 2017 and March 31, 2016, respectively. The related allowance for doubtful accounts was $0.5 million and $0.6 million as of March 31, 2017 and March 31, 2016, respectively. On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims still outstanding. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying approximately $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of March 31, 2017, approximately $0.7 million of pre-petition claims remain outstanding.

10. Income Taxes

For the year ended March 31, loss before income taxes consisted of the following:

(In thousands)	2017	2016	2015
Loss before income taxes
United States	$(10,967)	$(3,874)	$(12,697)
Foreign	(518)	115	146
Total loss before income taxes	$(11,485)	$(3,759)	$(12,551)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2017	2016	2015
Income tax expense (benefit)
Current:
Federal	$10	$(2)	$25
State and local	5	(52)	(798)
Foreign	107	59	90
Deferred:
Federal	96	19	(206)
State and local	10	10	(141)
Foreign	8	(28)	(24)
Total income tax expense (benefit)	$236	$6	$(1,054)
The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2017	2016	2015
Income tax benefit at the statutory rate of 35%	$(4,019)	$(1,317)	$(4,405)
Benefit for state taxes	(142)	(54)	(172)
Impact of foreign operations	158	(9)	11
Indefinite life assets	102	26	—
Officer life insurance	(6)	(197)	(20)
Change in valuation allowance	4,007	1,555	4,241
Change in liability for unrecognized tax benefits	9	(29)	(857)
Meals and entertainment	163	100	102
Other	(36)	(69)	46
Total income tax expense (benefit)	$236	$6	$(1,054)

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2017 tax provision primarily results from state taxes, taxes withheld in foreign jurisdictions and foreign tax expense. The 2017 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

The 2016 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, death benefits on company owned life insurance, state taxes and other U.S. permanent book to tax differences.

The 2015 tax benefit differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, a decrease in unrecognized benefits attributable to the expiration of statute of limitations, state taxes and other U.S. permanent book to tax differences.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Accrued liabilities	$3,892	$5,567
Allowance for doubtful accounts	126	198
Inventory valuation reserve	38	54
Federal losses and credit carryforwards	64,953	59,855
Foreign net operating losses	392	295
State losses and credit carryforwards	9,474	9,591
Deferred revenue	704	423
Goodwill and other intangible assets	1,332	2,281
Other	152	365
	81,063	78,629
Less: valuation allowance	(80,013)	(77,846)
Total	1,050	783
Deferred tax liabilities:
Property and equipment & software amortization	(772)	(478)
Indefinite-lived goodwill & intangible assets	(3,459)	(3,352)
Total	(4,231)	(3,830)
Total deferred tax liabilities	$(3,181)	$(3,047)

At March 31, 2017, we had $187.6 million of a federal net operating loss carryforward that expires, if unused, in fiscal years 2031 to 2037. Included in this net operating loss is $4.4 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation. Upon realization of the U.S. federal net operating losses, we will recognize a windfall tax benefit as an increase to additional paid-in capital. ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, amends several aspects of accounting for share-based payment transactions, including income tax consequences. We expect the impact of this guidance on our consolidated financial statements will be immaterial including our expected change in the accounting for windfall tax benefits. Our Hong Kong subsidiary has $0.3 million of net operating loss carryforwards that can be carried forward indefinitely. At March 31, 2017 we also had $130.5 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2018 through 2037.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2017, the total valuation allowance against deferred tax assets of $80.0 million was comprised of a valuation allowance of $79.6 million for federal and state deferred tax assets, and a valuation allowance of $0.4 million associated with deferred tax assets in Hong Kong and Malaysia. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in current and prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $1.3 million and $1.0 million as of March 31, 2017 and 2016, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We use the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting are considered utilized before the current period's share-based deduction. We recognized tax benefits of $0, $0 and $14,000 during 2017, 2016 and 2015, respectively.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2017	2016	2015
Balance at April 1	$1,617	$1,755	$2,568
Reductions:
Relating to tax settlements	—	(85)	—
Relating to positions taken during prior year	(604)	—	(204)
Relating to lapse in statute	(25)	(53)	(609)
Balance at March 31	$988	$1,617	$1,755

As of March 31, 2017, we had a liability of $1.0 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

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

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million, expense of less than $0.1 million and benefit of $0.3 million for the years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017 and 2016, we had approximately $0.8 million and $0.8 million of interest and penalties accrued.

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

11. Employee Benefit Plans

401(k) Plan

We maintain 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.4 million, $1.5 million, and $1.3 million in fiscal 2017, 2016, and 2015, respectively.

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into non-cancelable agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. In fiscal 2016, we increased the value of two of these policies by $0.5 million due to the anticipated redemption and recorded the benefit in "Other (income) expenses, net" in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal 2015, one policy was redeemed for $2.0 million. During fiscal 2017, we received $2.2 million related to the death benefit due to us on redemption of two of these policies.

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the consolidated balance sheets as of March 31, 2017, the cash surrender value of $0.8 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

At March 31, 2016, the aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts which were classified within “Other current assets” and "Other non-current assets” in our Consolidated Balance Sheets was $1.9 million and $0.8 million (net of policy loans of $0.1 million), respectively.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $18,000 dollars in fiscal 2017, a gain of $0.6 million in fiscal 2016 and a gain of $0.1 million in fiscal 2015 related to the corporate-owned life insurance policies.

12. Commitments and Contingencies

Operating Leases

We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through fiscal 2023 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities and equipment leases contain renewal options for periods up to ten years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2017:

(In thousands)	Amount
Fiscal year ending March 31,
2018	$3,140
2019	2,950
2020	2,658
2021	2,659
2022	2,207
Thereafter	1,549
Total minimum lease payments	$15,163

Rental expense for all non-cancelable operating leases amounted to $2.8 million, $2.7 million, and $2.5 million for fiscal 2017, 2016, and 2015, respectively.

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

13. Loss per Share

The following data shows the amounts used in computing loss per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,
(In thousands, except per share data)	2017	2016	2015
Numerator:
Net loss	$(11,721)	$(3,765)	$(11,497)

Denominator:
Weighted average shares outstanding - basic and diluted	22,615	22,483	22,338

Loss per share - basic and diluted:
Net loss per share-basic and diluted	$(0.52)	$(0.17)	$(0.51)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,004	1,682	1,382

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 490,355, 343,585 and 322,086 of restricted shares and performance shares at March 31, 2017, 2016 and 2015, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs"), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a net loss is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

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

We have a shareholder-approved 2006 Stock Incentive Plan and a 2000 Stock Incentive Plan that still have vested awards outstanding. Awards are no longer being granted from these incentive plans.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

For stock options and SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of stock option and SSAR awards is seven years from the date of grant. Stock option and SSARs awards vest over a period established by the Compensation Committee of the Board of Directors. SSARs may be granted in conjunction with, or independently from, stock option grants . SSARs granted in connection with a stock option are exercisable only to the extent that the stock option to which it relates is exercisable and the SSARs terminate upon the termination or exercise of the related stock option grants.

Restricted shares and restricted share units, whether time-vested or performance-based, may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance-based awards may be conditioned upon the attainment of specified performance objectives and other conditions, restrictions, and contingencies. Restricted shares and restricted share units have the right to receive dividends, or dividend equivalents in the case of restricted share units, if any, upon vesting, subject to the same forfeiture provisions that apply to the underlying awards. Subject to certain exceptions set forth in the 2016 and 2011 Plans, for awards to employees, no performance-based restricted shares or restricted share units shall be based on a restriction period of less than one year, and any time-based restricted shares or restricted share units shall have a minimum restriction period of three years.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2017, 2016 and 2015:

	Year ended March 31,
(In thousands)	2017	2016	2015
Product development	$1,545	$1,183	$1,168
Sales and marketing	360	68	135
General and administrative	522	2,154	1,837
Total share-based compensation expense	$2,427	$3,405	$3,140

Stock Options

The following table summarizes the activity during fiscal 2017 for stock options awarded under the 2006 Plan:

(In thousands, except share and per share data)	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per share)	(in years)
Outstanding at April 1, 2016	545,000	$15.54
Granted	—	—
Exercised	—	—
Cancelled/expired	(545,000)	(15.54)
Outstanding and exercisable at March 31, 2017	—	$—	0.0	$—

The following table presents additional information related to stock option activity during the fiscal years ended March 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Proceeds from stock options exercised	$—	$—	$102
Total intrinsic value of stock options exercised	$—	$—	$4

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled only in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	0.94%-2.14%	1.53%-1.61%	1.52%
Expected life (in years)	5	5	5
Expected volatility	35.25%-40.22%	46.34%-47.25%	82.56%
Weighted average grant date fair value	$3.69	$3.95	$7.23

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

The following table summarizes the activity during fiscal 2017 for SSARs awarded under the 2016 and 2011 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2016	794,365	$10.06
Granted	694,231	10.77
Exercised	(136,035)	8.07
Forfeited	(142,276)	10.10
Cancelled/expired	(115,307)	12.96
Outstanding at March 31, 2017	1,094,978	$10.44	5.8	$140
Exercisable at March 31, 2017	341,434	$10.03	4.2	$130
Vested and expected to vest at March 31, 2017	959,927	$10.42	5.8	$139

The following table presents additional information related to SSARs activity during fiscal 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Compensation expense	$621	$1,200	$792
Total intrinsic value of SSARs exercised	$360	$32	$96
Total fair value of SSARs vesting	$497	$1,069	$779

As of March 31, 2017, total unrecognized stock based compensation expense related to non-vested SSARs was $2.3 million, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

A total of 22,375 shares, net of 11,240 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2017. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2016 and 2011 Plans, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2017 for restricted shares awarded under the 2016 and 2011 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2016	335,773	$12.06
Granted	428,382	10.27
Vested	(123,046)	11.3
Forfeited	(150,754)	11.93
Outstanding at March 31, 2017	490,355	$10.72

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During fiscal 2017, a total of 93,633 shares, net of 29,383 shares were withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Compensation expense	$1,770	$2,167	$2,348
Total fair value of restricted share vesting	$1,182	$1,638	$1,572

As of March 31, 2017, total unrecognized stock based compensation expense related to non-vested restricted stock was $3.6 million, which is expected to be recognized over a weighted-average vesting period of 1.2 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The following table summarizes the activity during fiscal 2017 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2016	7,812	$9.60
Granted	—	—
Vested	(7,812)	$9.60
Outstanding at March 31, 2017	—	$—

The weighted-average grant date fair value of the performance shares is determined based upon the closing price of our common shares on the grant date and assumed that performance goals would be met at target.

The following table presents additional information related to performance share activity during the fiscal 2017, 2016, and 2015:

(In thousands)	2017	2016	2015
Compensation expense	$36	$39	$77
Total fair value of performance share vesting	$83	$—	174

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2017.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$809	—	—	$809

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — current	$2,357	$—	$—	$2,357
Corporate-owned life insurance — non-current	$765	—	—	$765
Liabilities:
Contingent consideration - current	$197	$—	$—	$197

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

The following table presents a summary of changes in the fair value of the corporate-owned life insurance Level 3 asset for the fiscal years ended March 31, 2017 and 2016:

	Level 3 assets and liabilities
(In thousands)	2017	2016
Corporate-owned life insurance:
Balance on April 1	$3,122	$2,493
Realized gains	18	564
Unrealized (loss) gain relating to instruments held at reporting date	(123)	65
Purchases, sales, issuances and settlements, net	(2,208)	—
Balance on March 31	$809	$3,122

The following table presents a summary of changes in the fair value of the contingent consideration Level 3 liability for fiscal years ended March 31, 2017 and 2016:

	Level 3 assets and liabilities
(In thousands)	2017	2016
Contingent consideration:
Balance on April 1	$197	$112
Activity, payments and other charges (net)	(197)	(8)
Fair value adjustment	—	93
Balance on March 31	$—	$197

16. Quarterly Results (Unaudited)

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

	Year ended March 31, 2017
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$30,953	$32,676	$33,448	$30,602	$127,678
Gross profit	16,191	15,879	16,241	15,475	63,785
Restructuring, severance and other charges	89	—	1,395	77	1,561
Legal settlements	—	85	—	—	85
Net loss	$(2,297)	$(2,400)	$(1,737)	$(5,287)	$(11,721)

Per share data-basic and diluted
Net loss	$(0.1)	$(0.11)	$(0.08)	$(0.23)	$(0.52)

	Year ended March 31, 2016
	First	Second	Third	Fourth	Year
(In thousands except per share data)	quarter	quarter	quarter	Quarter
Net revenue	$27,491	$29,644	$31,307	$31,924	$120,366
Gross profit	16,399	17,591	16,508	17,607	68,106
Impairments and other fair value adjustments	—	(175)	—	355	180
Restructuring, severance and other charges	(46)	(15)	8	336	283
Legal settlements	—	—	185	83	268
Net loss	$(185)	$(370)	$(1,673)	$(1,538)	$(3,765)

Net loss Per share data-basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.07)	$(0.17)

17. Subsequent Event

None.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2017, 2016 and 2015

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2017
Deferred tax valuation allowance	$77,846	$2,167	$—	$80,013
Allowance for doubtful accounts	$617	$648	$(756)	$509
2016
Deferred tax valuation allowance	$76,420	$1,426	$—	$77,846
Allowance for doubtful accounts	$888	$942	$(1,213)	$617
2015
Deferred tax valuation allowance	$73,014	$3,406	$—	$76,420
Allowance for doubtful accounts	$1,101	$1,219	$(1,432)	$888

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2017.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2017, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2017 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2017 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2017 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2017 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2017 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Operations for the years ended March 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016, and 2015

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2017, 2016, and 2015

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio, on June 2, 2017.

AGILYSYS, INC.

/s/  Ramesh Srinivasan

Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of June 2, 2017.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ Anthony S. Pritchett	Interim Chief Financial Officer,
Anthony S. Pritchett	(Principal Financial Officer)

/s/ Michael A. Kaufmann	Chairman and Director
Michael A. Kaufmann

/s/ Keith M. Kolerus	Vice Chairman and Director
Keith M. Kolerus

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

Agilysys, Inc.
Exhibit Index

Exhibit No.	Description
3(a)
Amended Articles of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3(a) to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-05734).

3(b)	Amended Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to Agilysys, Inc.'s Current Report on Form 8-K filed September 21, 2016 (File No. 000-05734).
*10(a)	The Company's Annual Incentive Plan, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).
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

*10(g)
Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Appendix B to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed August 15, 2016 (File No. 000-05734).

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

*10(p)
Separation Agreement dated effective January 2, 2017, by and between Agilysys, Inc. and James H. Dennedy, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed January 12, 2017 (File No. 000-05734).

*10(q)
Employment Agreement dated December 6, 2016, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed December 12, 2016 (File No. 000-05734).

* **10(r)	Form of Cash Retention Award Agreement.
* **10(s)	SSAR Agreement dated January 3, 2017, by and between Agilysys, Inc. and Ramesh Srinivasan.
**21	Subsidiaries of the Registrant.
**23.1	Consent of Independent Registered Public Accounting Firm.
**23.2	Consent of Independent Registered Public Accounting Firm.

**24.1	Power of Attorney
**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101
The following materials from our annual report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2017, 2016 and 2015, and (v) Notes to the Consolidated Financial Statements for the twelve months ended March 31, 2017.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed herewith