Form 10-Q
period 2017-06-30
AGILYSYS INC
filed 2017-08-04
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of Common Shares of the registrant outstanding as of August 1, 2017 was 23,391,662.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	March 31, 2017
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,408	$49,255
Accounts receivable, net of allowance for doubtful accounts of $759 and $509, respectively	18,730	15,598
Inventories	1,915	2,211
Prepaid expenses and other current assets	5,240	6,456
Total current assets	69,293	73,520
Property and equipment, net	16,862	16,000
Goodwill	19,622	19,622
Intangible assets, net	8,519	8,530
Software development costs, net	47,442	46,999
Other non-current assets	2,507	2,634
Total assets	$164,245	$167,305
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,993	$8,702
Deferred revenue	26,944	29,183
Accrued liabilities	8,978	8,331
Capital lease obligations, current	116	121
Total current liabilities	45,031	46,337
Deferred income taxes, non-current	3,287	3,181
Capital lease obligations, non-current	90	116
Other non-current liabilities	3,922	4,002
Commitments and contingencies (see Note 6)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,366,461 and 23,210,682 shares outstanding at June 30, 2017 and March 31, 2017, respectively	9,482	9,482
Treasury shares, 8,240,370 and 8,396,149 at June 30, 2017 and March 31, 2017, respectively	(2,472)	(2,519)
Capital in excess of stated value	(3,928)	(5,782)
Retained earnings	108,993	112,692
Accumulated other comprehensive loss	(160)	(204)
Total shareholders' equity	111,915	113,669
Total liabilities and shareholders' equity	$164,245	$167,305

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except share data)	2017	2016
Net revenue:
Products	$10,283	$9,520
Support, maintenance and subscription services	16,667	14,948
Professional services	6,915	6,485
Total net revenue	33,865	30,953
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,624	6,532
Support, maintenance and subscription services	4,035	3,856
Professional services	5,536	4,374
Total cost of goods sold	17,195	14,762
Gross profit	16,670	16,191
	49.2%	52.3%
Operating expenses:
Product development	6,626	6,855
Sales and marketing	5,130	5,634
General and administrative	6,800	4,873
Depreciation of fixed assets	611	598
Amortization of intangibles	485	336
Restructuring, severance and other charges	37	89
Operating loss	(3,019)	(2,194)
Other (income) expense:
Interest income	(28)	(33)
Interest expense	2	4
Other expense, net	(113)	90
Loss before taxes	(2,880)	(2,255)
Income tax expense (benefit)	78	42
Net loss	$(2,958)	$(2,297)

Weighted average shares outstanding	22,720	22,599
Loss per share - basic and diluted:
Loss per share	$(0.13)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2017	2016
Net loss	$(2,958)	$(2,297)
Other comprehensive gain/(loss), net of tax:
Unrealized foreign currency translation adjustments	44	(8)
Total comprehensive loss	$(2,914)	$(2,305)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2017	2016
Operating activities
Net loss	$(2,958)	$(2,297)

Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	(12)	(389)
Net legal settlements	—	(100)
Depreciation	611	598
Amortization	485	336
Amortization of developed technology	2,307	1,266
Deferred income taxes	106	64
Share-based compensation	1,219	346
Change in cash surrender value of company owned life insurance policies	(6)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(3,119)	4,700
Inventories	298	413
Prepaid expense and other current assets	1,352	816
Accounts payable	396	(408)
Deferred revenue	(2,252)	(3,812)
Accrued liabilities	1,235	(2,391)
Income taxes payable	(72)	(42)
Other changes, net	(74)	(114)
Net cash used in operating activities	(484)	(1,019)
Investing activities
Capital expenditures	(2,125)	(818)
Capitalized software development costs	(2,990)	(2,870)
Investments in corporate-owned life insurance policies	(2)	(1)
Net cash used in investing activities	(5,117)	(3,689)
Financing activities
Payments to settle contingent consideration arising from business acquisition	—	(197)
Repurchase of common shares to satisfy employee tax withholding	(265)	(346)
Principal payments under long-term obligations	(31)	(24)
Net cash used in financing activities	(296)	(567)
Effect of exchange rate changes on cash	50	(21)
Net decrease in cash and cash equivalents	(5,847)	(5,296)
Cash and cash equivalents at beginning of period	$49,255	$60,608
Cash and cash equivalents at end of period	$43,408	$55,312

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$243	$343
Accrued capitalized software development costs	681	985

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation
Nature of Operations

Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), reservation and table management, property management (PMS), inventory and procurement, workforce management, analytics, document management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of individual preferences and interactions. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates across North America, Europe, Asia-Pacific, and India with corporate services located in Alpharetta, GA. For more information, visit www.agilysys.com.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2018 refers to the fiscal year ending March 31, 2018.

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

The Condensed Consolidated Balance Sheet as of June 30, 2017, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2017 and 2016, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on June 2, 2017.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2017, included in our Annual Report on Form 10-K. Our accounting policy for share-based compensation changed with the adoption of Accounting Standards Update ("ASU") No. 2016-09, as described further below. There have been no other material changes to our significant accounting policies and estimates from those disclosed therein.

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation. Specifically, we reclassified certain software development costs to property and equipment during the year ended March 31, 2017, which impacted the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2016 in the amount of $0.4 million.

Adopted and Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which amends the accounting for stock-based compensation. The guidance requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than of stockholders’ equity and also allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted the ASU in the quarter ended June 30, 2017, which is the first quarter for our annual period beginning April 1, 2017.  The following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:

Income taxes - In the first quarter of 2018, we did not recognize the discrete benefit related to $4.4 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation due to the Company’s full valuation allowance on its U.S. federal net operating losses.

Forfeitures - Prior to adoption, the Company recognized share-based compensation expense net of estimated forfeitures based on a rate management updated at least annually to reflect expected forfeitures over the vesting period. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. The Company applied the modified retrospective adoption approach and recorded a cumulative-

effect adjustment of approximately $0.7 million to opening retained earnings. Prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will materially impact our consolidated financial statements given the significance of our leases.

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

We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to occur in similar periods but we are still evaluating this theory especially with respect to multiple service contracts. We are assessing the new standard’s requirement to apply a single method to measure progress towards satisfaction of performance obligations recognized over time in our contracts that contain multiple services. We are evaluating our multiple service contracts to determine if the services are a single performance obligation under this new standard requiring a single method of measurement. We are assessing the new standards requirement to allocate the transaction prices of our contracts based on the relative stand-alone selling price of each our performance obligations. We are evaluating the stand-alone selling prices for our performance obligations. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred for all commissions earned subsequent to the year ended March 31, 2016. We are evaluating the period over which to amortize these capitalized costs and the applicability of the practical expediency exception which permits the continuation of expensing these costs for amortization periods of one year or less. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. We are continuing to review the impacts of adopting ASU No. 2014-09 to our consolidated financial statements and these preliminary assessments of the impacts to our consolidated financial statements are subject to change. We expect to conclude our assessments of the impacts of adoption sometime during our fourth quarter ending March 31, 2018.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30, 2017			March 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,055	(10,055)	—	10,055	(10,055)	—
Trade names	230	(111)	119	230	(100)	130
Patented technology	80	(80)	—	80	(80)	—
	23,840	(23,721)	119	23,840	(23,710)	130
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,240	$(23,721)	$8,519	$32,240	$(23,710)	$8,530

Software development costs	$46,598	$(12,663)	$33,935	$46,598	$(10,356)	$36,242
Project expenditures not yet in use	13,507	—	13,507	10,757	—	10,757
Total software development costs	$60,105	$(12,663)	$47,442	$57,355	$(10,356)	$46,999

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2018	$6,954
2019	9,150
2020	8,411
2021	8,326
2022	1,213
2023	—
Total	$34,054

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $2.3 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. These charges are included as Products cost of goods sold within the Condensed Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended June 30, 2017 and 2016. These charges are classified as operating expenses within the Condensed Consolidated Statements of Operations.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net carrying value, net of accumulated amortization. We capitalized approximately $2.8 million and $2.9 million during the three months ended June 30, 2017 and 2016, respectively.

4. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	June 30, 2017	March 31, 2017
Accrued liabilities:
Salaries, wages, and related benefits	$7,217	$6,473
Other taxes payable	650	750
Accrued legal settlements	98	75
Severance liabilities	16	11
Professional fees	210	146
Deferred rent	425	433
Other	362	443
Total	$8,978	$8,331
Other non-current liabilities:
Uncertain tax positions	$1,484	$1,479
Deferred rent	2,362	2,444
Other	76	79
Total	$3,922	$4,002

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $18.7 million and $15.6 million as of June 30, 2017 and March 31, 2017, respectively. The related allowance for doubtful accounts was $0.8 million and $0.5 million as of June 30, 2017 and March 31, 2017, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of June 30, 2017, approximately $0.7 million of pre-petition claims remain outstanding.

5. Income Taxes

The following table compares our income tax benefit and effective tax rates for the three months ended June 30, 2017 and 2016:

	Three months ended
	June 30,
(Dollars in thousands)	2017	2016
Income tax expense (benefit)	$78	$42
Effective tax rate	(2.7)%	(1.9)%

For the three months ended June 30, 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

For the three months ended June 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up indefinite-lived intangibles, a refunded settlement of an unrecognized tax benefit, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

6. Commitments and Contingencies

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us for patent infringement in the United States District Court for the Southern District of California. The complaint alleges, among other things, that point-of-sale and property management and other hospitality information technology products, software, components and/or systems sold by us infringe patents owned by Ameranth purporting to cover generation and synchronization of menus, including restaurant menus, event tickets, and other products across fixed, wireless and/or internet platforms as well as synchronization of hospitality information and hospitality software applications across fixed, wireless and internet platforms. The complaint seeks monetary damages, injunctive relief, costs and attorneys' fees. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit.  However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

7. Loss per Share

The following data shows the amounts used in computing loss per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three months ended
	June 30,
(In thousands, except per share data)	2017	2016
Numerator:
Net loss	$(2,958)	$(2,297)

Denominator:
Weighted average shares outstanding	22,720	22,599

Loss per share - basic and diluted:
Loss per share	$(0.13)	$(0.10)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,575	1,435

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes

646,134 and 340,101 of restricted shares at June 30, 2017 and 2016, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic (loss) earnings per share at the balance sheet dates.

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

8. Share-based Compensation

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

We have a shareholder-approved 2006 Stock Incentive Plan (the 2006 Plan) that still has vested awards outstanding. Awards are no longer being granted from this incentive plan.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended
	June 30,
(In thousands)	2017	2016
Product development	$421	$128
Sales and marketing	169	21
General and administrative	629	197
Total share-based compensation expense	1,219	346

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the three months ended June 30, 2017 for SSARs awarded under the 2011 and 2016 Plan:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2017	1,094,978	$10.44
Granted	15,000	9.84
Exercised	—	—
Forfeited	(9,944)	9.60
Cancelled/expired	(5,693)	9.60
Outstanding at June 30, 2017	1,094,341	$10.45	5.5	$274
Exercisable at June 30, 2017	335,741	$10.04	3.6	$274

As of June 30, 2017, total unrecognized stock based compensation expense related to non-vested SSARs was $1.8 million, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2017 for restricted shares awarded under the 2016 and 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2017	490,355	$10.72
Granted	93,827	9.84
Vested	—	—
Forfeited	(29,511)	11.85
Outstanding at June 30, 2017	554,671	$10.51

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2017, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.8 million, which is expected to be recognized over a weighted-average vesting period of 1.5 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on the stock price and relative attainment of performance metric.

The following table summarizes the activity during the three months ended June 30, 2017 for the performance shares awarded under the 2016 Plan:

Number of Shares

Outstanding at April 1, 2017	—
Granted	91,463
Vested	—
Outstanding at June 30, 2017	91,463

Based on the performance goals, management estimates a liability of $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2018. As of June 30, 2017, total unrecognized stock based compensation expense related to non-vested performance shares was $405,000, which is expected to be recognized over the remaining vesting period of 9 months.

9. Fair Value Measurements
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

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2017 and 2016.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$815	—	—	$815

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$809	—	—	$809

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2017	2016
Corporate-owned life insurance:
Balance on April 1	$809	$3,122
Unrealized gain relating to instruments held at reporting date	4	5
Purchases, sales, issuances and settlements, net	2	1
Balance on June 30	$815	$3,128

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Three months ended
	June 30,
(In thousands)	2017	2016
Contingent consideration
Balance on April 1	$—	$197
Activity, payments and other charges (net)	—	(197)
Balance on June 30	$—	$—

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2017. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 25 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2017 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), reservation and table management, property management (PMS), inventory and procurement, workforce management, analytics, document management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of indivudal preferences and interactions.  We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates across North America, Europe, Asia, and India with corporate services located in Alpharetta, GA. For more information, visit www.agilysys.com.

Our top priority is to increase shareholder value by improving operating and financial performance and profitably growing the business through superior products and services.  To that end, we expect to invest a certain portion of our cash on hand to fund enhancements to existing software products, to develop and market new software products, and to expand our customer breadth, both vertically and geographically.

Our strategic plan specifically focuses on:

•	Putting the customer first

•	Accelerating our product delivery

•	Improving organizational efficiency and teamwork

•	Developing our employees and leaders

•	Growing revenue by improving the breadth and depth of our product set across both our well established products and our newer rGuest platform

•	Growing revenue through international expansion

The primary objective of our ongoing strategic planning process is to create shareholder value by capitalizing on growth opportunities, turning profitable and strengthening our competitive position within the specific technology solutions and end markets we serve. Profitability and industry leading growth will be achieved through tighter management of operating expenses and sharpening the focus of our investments to concentrate on growth opportunities that offer the highest returns.

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

Results of Operations

First Fiscal Quarter 2018 Compared to First Fiscal Quarter 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2017 and 2016:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$10,283	$9,520	$763	8.0%
Support, maintenance and subscription services	16,667	14,948	1,719	11.5
Professional services	6,915	6,485	430	6.6
Total net revenue	33,865	30,953	2,912	9.4
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,624	6,532	1,092	16.7
Support, maintenance and subscription services	4,035	3,856	179	4.6
Professional services	5,536	4,374	1,162	26.6
Total cost of goods sold	17,195	14,762	2,433	16.5
Gross profit	$16,670	$16,191	$479	3.0%
Gross profit margin	49.2%	52.3%
Operating expenses:
Product development	$6,626	$6,855	$(229)	(3.3)%
Sales and marketing	5,130	5,634	(504)	(8.9)
General and administrative	6,800	4,873	1,927	39.5
Depreciation of fixed assets	611	598	13	2.2
Amortization of intangibles	485	336	149	44.3
Restructuring, severance and other charges	37	89	(52)	(58.4)
Operating loss	$(3,019)	$(2,194)	$(825)	37.6%
Operating loss percentage	(8.9)%	(7.1)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2017	2016
Net revenue:
Products	30.4%	30.7%
Support, maintenance and subscription services	49.2	48.3
Professional services	20.4	21.0
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.5%	21.1%
Support, maintenance and subscription services	11.9	12.5
Professional services	16.4	14.1
Total	50.8%	47.7%
Gross profit	49.2%	52.3%
Operating expenses:
Product development	19.6%	22.1%
Sales and marketing	15.1	18.2
General and administrative	20.1	15.7
Depreciation of fixed assets	1.8	1.9
Amortization of intangibles	1.4	1.1
Restructuring, severance and other charges	0.1	0.3
Operating loss	(8.9)%	(7.1)%

Net revenue.  Total net revenue increased $2.9 million, or 9.4%, during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Products revenue increased $0.8 million, or 8.0%, due primarily to increased sales of our on premise offerings for new sites with our existing customers. Support, maintenance and subscription services revenue increased $1.7 million, or 11.5%, compared to the first quarter of fiscal 2017 driven by new customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 57.8% during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Professional services revenue increased $0.4 million, or 6.6%, as a result of increased volume of customer installation and implementation projects related to the sale of on premise and subscription based solutions.

Gross profit and gross profit margin.  Our total gross profit increased $0.5 million, or 3.0%, for the first quarter of fiscal 2018 and total gross profit margin decreased approximately 3.1% to 49.2% from 52.3%. Products gross profit decreased $0.3 million and gross profit margin decreased approximately 5.5% to 25.9% primarily as a result of an increase of $1.0 million of developed technology amortization as a result of the rGuest® Stay and Buy development costs being placed into service with the announcement of the property management system and point of sale solution as being generally available during the first and second quarter of fiscal 2017, respectively. Support, maintenance and subscription services gross profit increased $1.5 million and gross margin increased 1.6% to 75.8% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $0.7 million and gross profit margin decreased 12.6% to 19.9% due to a re-deployment of internal resources that were previously not billable into billable functions as a part of restructuring our professional services workforce into teams with specific named customer responsibilities that we feel will enable us to be more customer centric and able to better service our customers and their needs.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, increased $1.4 million, or 7.4%, during the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

Product development.  Product development decreased $0.2 million, or 3.3%, in the first quarter of fiscal 2018 due primarily to a $0.6 million reclassification of employee cost from product development to cost of goods sold related to the restructuring of our professional services workforce to better address customer needs, offset by approximately $0.4 million related to increased compensation costs. We capitalized approximately $3.5 million and $3.4 million in total development costs during the three months ended June 30, 2017 and 2016, respectively.

Sales and marketing.  Sales and marketing decreased $0.5 million, or 8.9%, in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. The change is primarily reflecting strategic initiatives undertaken to better align compensation with common industry standards for a software technology focused company.

General and administrative.  General and administrative increased $1.9 million, or 39.5%, in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 due primarily to increases of $0.4 million in stock compensation expense related to executive stock grants and the impact of removing forfeiture rates as a result of adopting ASU No. 2016-09, $0.6 million in cash-based compensation as a result of additional headcount, $0.6 million in non-recurring expenses related to professional fees and contract labor, and $0.2 million in incremental costs related to executive turnover.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.1 million during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 due to reduced severance payments.

Other Expenses (Income)

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expense:
Interest income	$(28)	$(33)	$(5)	(15.2)%
Interest expense	2	4	2	50.0%
Other (income) expense, net	(113)	90	203	nm
Total other (income) expense, net	$(139)	$61	$200	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper, corporate bonds, and corporate-owned life insurance policies.

Interest expense. Interest expense consists of costs associated with capital leases.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax expense (benefit)	$78	$42	$(36)	nm
Effective tax rate	(2.7)%	(1.9)%

nm - not meaningful
For the three months ended June 30, 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

For the three months ended June 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, and capital expenditures. We believe that cash flow from operating activities, cash on hand of $43.4 million as of June 30, 2017 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of June 30, 2017 and March 31, 2017, our total debt was approximately $0.2 million, comprised of capital lease obligations in both periods.

At June 30, 2017, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 92% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(484)	$(1,019)
Investing activities	(5,117)	(3,689)
Financing activities	(296)	(567)
Effect of exchange rate changes on cash	50	(21)
Net decrease in cash and cash equivalents	$(5,847)	$(5,296)

Cash flow used in operating activities.  Cash flow used in operating activities was $0.5 million in the first three months of fiscal 2018. A working capital decrease of $2.2 million and operating loss of $3.0 million were offset by $3.4 million in depreciation and amortization, $1.2 million in share-based compensation, and $0.5 million in insurance proceeds. Total share-based compensation increased from $0.3 million for the three months ended June 30, 2016 due to higher value executive stock grants and the impact of removing forfeiture rates.

Cash flow used in investing activities. For the first three months of fiscal 2018, the $5.1 million in cash used in investing activities was primarily comprised of $3.0 million for the development of proprietary software and $2.1 million for purchase of property and equipment, and internal use software development.

Cash flow used in financing activities.  During the first three months of fiscal 2018, the $0.3 million used in financing activities was primarily comprised of $0.3 million related to the repurchase of shares to satisfy employee tax withholding.

Contractual Obligations

As of June 30, 2017, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2017. There have been no material changes in our significant accounting policies and estimates since March 31, 2017 except as noted in Note 2, Summary of Significant Accounting Policies.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2017. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2017. There have been no material changes in our market risk exposures since March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Corporate Controller and Treasurer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the CEO, CFO and Corporate Controller and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2017 that may materially affect our business, results of operations, or financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

32
Certification of Chief Executive Officer, Chief Financial Officer and Corporate Controller and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	August 4, 2017	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)