Form 10-Q
period 2017-09-30
AGILYSYS INC
filed 2017-11-02
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of Common Shares of the registrant outstanding as of October 31, 2017 was 23,202,476.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,532	$49,255
Accounts receivable, net of allowance for doubtful accounts of $698 and $509, respectively	14,742	15,598
Inventories	2,299	2,211
Prepaid expenses and other current assets	5,428	6,456
Total current assets	61,001	73,520
Property and equipment, net	16,858	16,000
Goodwill	19,622	19,622
Intangible assets, net	8,507	8,530
Software development costs, net	47,185	46,999
Other non-current assets	2,524	2,634
Total assets	$155,697	$167,305
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,860	$8,702
Deferred revenue	22,172	29,183
Accrued liabilities	7,770	8,331
Capital lease obligations, current	116	121
Total current liabilities	38,918	46,337
Deferred income taxes, non-current	3,349	3,181
Capital lease obligations, non-current	77	116
Other non-current liabilities	3,925	4,002
Commitments and contingencies (see Note 6)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,318,471 and 23,210,682 shares outstanding at September 30, 2017 and March 31, 2017, respectively	9,482	9,482
Treasury shares, 8,288,360 and 8,396,149 at September 30, 2017 and March 31, 2017, respectively	(2,488)	(2,519)
Capital in excess of stated value	(3,129)	(5,782)
Retained earnings	105,745	112,692
Accumulated other comprehensive loss	(182)	(204)
Total shareholders' equity	109,428	113,669
Total liabilities and shareholders' equity	$155,697	$167,305

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except share data)	2017	2016	2017	2016
Net revenue:
Products	$7,318	$10,731	$17,601	$20,251
Support, maintenance and subscription services	17,108	15,906	33,775	30,854
Professional services	5,703	6,039	12,618	12,524
Total net revenue	30,129	32,676	63,994	63,629
Cost of goods sold:
Products (inclusive of developed technology amortization)	5,419	8,155	13,042	14,687
Support, maintenance and subscription services	4,446	4,394	8,478	8,250
Professional services	4,894	4,248	10,430	8,622
Total cost of goods sold	14,759	16,797	31,950	31,559
Gross profit	15,370	15,879	32,044	32,070
	51.0%	48.6%	50.1%	50.4%
Operating expenses:
Product development	6,812	6,946	13,438	13,799
Sales and marketing	4,207	5,113	9,337	10,748
General and administrative	5,561	5,140	12,361	10,014
Depreciation of fixed assets	700	595	1,312	1,193
Amortization of intangibles	465	342	950	678
Restructuring, severance and other charges	826	—	863	89
Legal Settlements	—	85	—	85
Operating loss	(3,201)	(2,342)	(6,217)	(4,536)
Other (income) expense:
Interest income	(23)	(16)	(51)	(49)
Interest expense	2	4	4	8
Other expense, net	(37)	(12)	(147)	78
Loss before taxes	(3,143)	(2,318)	(6,023)	(4,573)
Income tax expense	105	82	183	124
Net loss	$(3,248)	$(2,400)	$(6,206)	$(4,697)

Weighted average shares outstanding	22,760	22,606	22,740	22,603
Loss per share - basic and diluted:
Loss per share	$(0.14)	$(0.11)	$(0.27)	$(0.21)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net loss	$(3,248)	$(2,400)	$(6,206)	$(4,697)
Other comprehensive gain/(loss), net of tax:
Unrealized foreign currency translation adjustments	(22)	1	22	(7)
Total comprehensive loss	$(3,270)	$(2,399)	$(6,184)	$(4,704)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
(In thousands)	2017	2016
Operating activities
Net loss	$(6,206)	$(4,697)

Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	19	(286)
Net legal settlements	—	(15)
Depreciation	1,312	1,193
Amortization	950	678
Amortization of developed technology	4,727	3,399
Deferred income taxes	87	110
Share-based compensation	2,318	841
Change in cash surrender value of company owned life insurance policies	(6)	(10)
Changes in operating assets and liabilities:
Accounts receivable	887	5,862
Inventories	(83)	371
Prepaid expense and other current assets	1,308	534
Accounts payable	286	1,284
Deferred revenue	(7,036)	(6,765)
Accrued liabilities	(25)	(2,525)
Income taxes payable	(46)	(33)
Other changes, net	(140)	(125)
Net cash used in operating activities	(1,648)	(184)
Investing activities
Capital expenditures	(3,106)	(2,272)
Capitalized software development costs	(5,477)	(5,824)
Investments in corporate-owned life insurance policies	(2)	(1)
Net cash used in investing activities	(8,585)	(8,097)
Financing activities
Payments to settle contingent consideration arising from business acquisition	—	(197)
Repurchase of common shares to satisfy employee tax withholding	(519)	(404)
Principal payments under long-term obligations	(61)	(56)
Net cash used in financing activities	(580)	(657)
Effect of exchange rate changes on cash	90	(41)
Net decrease in cash and cash equivalents	(10,723)	(8,979)
Cash and cash equivalents at beginning of period	$49,255	$60,608
Cash and cash equivalents at end of period	$38,532	$51,629

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$385	$223
Accrued capitalized software development costs	357	1,003

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation
Nature of Operations

Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), reservation and table management, property management (PMS), inventory and procurement, workforce management, business analytics, document management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of individual preferences and interactions. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

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

The Condensed Consolidated Balance Sheet as of September 30, 2017, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three and six months ended September 30, 2017 and 2016, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation. Specifically, we reclassified certain software development costs to property and equipment during the year ended March 31, 2017, which impacted the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2016 in the amount of $0.8 million.

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

We expect to identify similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to occur in similar periods but we are still evaluating this theory especially with respect to multiple service contracts. We are assessing the new standard’s requirement to apply a single method to measure progress towards satisfaction of performance obligations recognized over time in our contracts that contain multiple services. We are evaluating our multiple service contracts to determine if the services are a single performance obligation under this new standard requiring a single method of measurement. We are assessing the new standards requirement to allocate the transaction prices of our contracts based on the relative stand-alone selling price of each our performance obligations. We are evaluating the stand-alone selling prices for our performance obligations. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred for all commissions earned subsequent to the year ended March 31, 2016. We are evaluating the period over which to amortize these capitalized costs and the applicability of the practical expediency exception which permits the continuation of expensing these costs for amortization periods of one year or less. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. We are continuing to review the impacts of adopting ASU No. 2014-09 to our consolidated financial statements and these preliminary assessments of the impacts to our consolidated financial statements are subject to change. We expect to conclude our assessments of the impacts of adoption sometime during our fourth quarter ending March 31, 2018.

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

Fiscal 2018 Restructuring Activity

Q2 - In the second quarter of fiscal 2018, we recorded $0.8 million in restructuring charges related to our ongoing efforts to better allocate resources to our crucial revenue growth areas while increasing internal efficiencies in other non-revenue generating areas.

As of September 30, 2017, we had a remaining liability of approximately $31,000 recorded for the Q2 fiscal 2018 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision/		September 30,
(in thousands)	2017	Adjustments	Payments	2017
Fiscal 2018 Restructuring Plan:
Severance and other employment costs	$—	$823	$(792)	$31

Total restructuring costs	$—	$823	$(792)	$31

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30, 2017			March 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,055	(10,055)	—	10,055	(10,055)	—
Trade names	230	(123)	107	230	(100)	130
Patented technology	80	(80)	—	80	(80)	—
	23,840	(23,733)	107	23,840	(23,710)	130
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,240	$(23,733)	$8,507	$32,240	$(23,710)	$8,530

Software development costs	$53,415	$(15,083)	$38,332	$46,598	$(10,356)	$36,242
Project expenditures not yet in use	8,853	—	8,853	10,757	—	10,757
Total software development costs	$62,268	$(15,083)	$47,185	$57,355	$(10,356)	$46,999

During the second quarter of fiscal 2018, we announced general availability of our rGuest Buy point of sale solution and placed into service $6.8 million of related software development costs in the last month of the quarter. Amortization of this internally developed technology is included in Products cost of goods sold and was $0.1 million for the three and six months ended September 30, 2017. The useful life of the asset is 5 years.

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2018	$5,318
2019	10,513
2020	9,774
2021	9,689
2022	2,576
2023	569
Total	$38,439

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $2.4 million and $2.1 million for the three months ended September 30, 2017 and 2016, and $4.7 million and $3.4 million for the six months ended September 30, 2017 and 2016, respectively. These charges are included as Products cost of goods sold within the Condensed Consolidated Statements of Operations.

Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended September 30, 2017 and 2016, and $23,000 for the six months ended September 30, 2017 and 2016. These charges are classified as operating expenses within the Condensed Consolidated Statements of Operations.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net carrying value, net of accumulated amortization. We capitalized approximately $2.2 million and $3.0 million during the three months ended September 30, 2017 and 2016, and $4.9 million and $5.9 million during the six months ended September 30, 2017 and 2016, respectively.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	September 30, 2017	March 31, 2017
Accrued liabilities:
Salaries, wages, and related benefits	$5,890	$6,473
Other taxes payable	579	750
Accrued legal settlements	159	75
Restructuring liabilities	31	—
Severance liabilities	16	11
Professional fees	299	146
Deferred rent	411	433
Other	385	443
Total	$7,770	$8,331
Other non-current liabilities:
Uncertain tax positions	$1,500	$1,479
Deferred rent	2,347	2,444
Other	78	79
Total	$3,925	$4,002

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $14.7 million and $15.6 million as of September 30, 2017 and March 31, 2017, respectively. The related allowance for doubtful accounts was $0.7 million and $0.5 million as of September 30, 2017 and March 31, 2017, respectively.

On January 12, 2015, an involuntary bankruptcy petition was filed against Caesars Entertainment Operating Company, Inc. (Caesars) under Chapter 11 of the U.S. Bankruptcy Code. On January 15, 2015, Caesars and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11. Those cases have been consolidated in the United States Bankruptcy Court for the Northern District of Illinois. As of May 26, 2015, we filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. In January 2016, we filed an amended proof of claim with the Bankruptcy Court identifying $0.2 million of pre-petition claim in addition to those filed on May 26, 2015. As of September 30, 2017, approximately $0.7 million of pre-petition claims remain outstanding. Subsequent to September 30, 2017, we have collected on all of the $0.7 million of pre-petition claims outstanding.

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and six months ended September 30, 2017 and 2016:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Income tax expense	$105	$82	$183	$124
Effective tax rate	(3.3)%	(3.5)%	(3.0)%	(2.7)%

For the three and six months ended September 30, 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss	$(3,248)	$(2,400)	$(6,206)	$(4,697)

Denominator:
Weighted average shares outstanding	22,760	22,606	22,740	22,603

Loss per share - basic and diluted:
Loss per share	$(0.14)	$(0.11)	$(0.27)	$(0.21)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,788	1,291	1,728	1,363

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 535,772 and 541,473 of restricted shares at September 30, 2017 and 2016, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic (loss) earnings per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Product development	$105	$200	$526	$328
Sales and marketing	187	32	356	53
General and administrative	808	262	1,436	460
Total share-based compensation expense	1,100	494	2,318	841

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the six months ended September 30, 2017 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2017	1,094,978	$10.44
Granted	159,376	10.17
Exercised	(25,001)	8.64
Forfeited	(55,530)	9.98
Cancelled/expired	(40,766)	9.32
Outstanding at September 30, 2017	1,133,057	$10.51	5.6	$1,741
Exercisable at September 30, 2017	275,667	$10.26	3.5	$573

As of September 30, 2017, total unrecognized stock based compensation expense related to non-vested SSARs was $1.6 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2017 for restricted shares awarded under the 2016 and 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2017	490,355	$10.72
Granted	115,026	9.91
Vested	(83,147)	13.40
Forfeited	(77,925)	10.69
Outstanding at September 30, 2017	444,309	$10.02

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2017, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.0 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on the stock price and relative attainment of performance metric.

The following table summarizes the activity during the six months ended September 30, 2017 for the performance shares awarded under the 2016 Plan:

Number of Shares

Outstanding at April 1, 2017	—
Granted	91,463
Vested	—
Outstanding at September 30, 2017	91,463

Based on the performance goals, management estimates a liability of $260,283 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2018. As of September 30, 2017, total unrecognized stock based compensation expense related to non-vested performance shares was $156,170, which is expected to be recognized over the remaining vesting period of 6 months.

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2017 and 2016.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$815	—	—	$815

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$809	—	—	$809

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six months ended
	September 30,
(In thousands)	2017	2016
Corporate-owned life insurance:
Balance on April 1	$809	$3,122
Unrealized gain relating to instruments held at reporting date	4	10
Purchases, sales, issuances and settlements, net	2	1
Balance on September 30	$815	$3,133

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Six months ended
	September 30,
(In thousands)	2017	2016
Contingent consideration
Balance on April 1	$—	$197
Activity, payments and other charges (net)	—	(197)
Balance on September 30	$—	$—

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2017. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 28 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2017 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), reservation and table management, property management (PMS), inventory and procurement, workforce management, business analytics, document management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of individual preferences and interactions.  We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

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

Our strategic plan specifically focuses on:

•	Putting the customer first

•	Accelerating our product development

•	Improving organizational efficiency and teamwork

•	Developing our employees and leaders

•	Growing revenue by improving the breadth and depth of our product set across both our well established products and our newer rGuest platform

•	Growing revenue through international expansion

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

Results of Operations

Second Fiscal Quarter 2018 Compared to Second Fiscal Quarter 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$7,318	$10,731	$(3,413)	(31.8)%
Support, maintenance and subscription services	17,108	15,906	1,202	7.6
Professional services	5,703	6,039	(336)	(5.6)
Total net revenue	30,129	32,676	(2,547)	(7.8)
Cost of goods sold:
Products (inclusive of developed technology amortization)	5,419	8,155	(2,736)	(33.5)
Support, maintenance and subscription services	4,446	4,394	52	1.2
Professional services	4,894	4,248	646	15.2
Total cost of goods sold	14,759	16,797	(2,038)	(12.1)
Gross profit	$15,370	$15,879	$(509)	(3.2)%
Gross profit margin	51.0%	48.6%
Operating expenses:
Product development	$6,812	$6,946	$(134)	(1.9)%
Sales and marketing	4,207	5,113	(906)	(17.7)
General and administrative	5,561	5,140	421	8.2
Depreciation of fixed assets	700	595	105	17.6
Amortization of intangibles	465	342	123	36.0
Restructuring, severance and other charges	826	—	826	nm
Legal settlements	—	85	(85)	nm
Operating loss	$(3,201)	$(2,342)	$(859)	36.7%
Operating loss percentage	(10.6)%	(7.2)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2017	2016
Net revenue:
Products	24.3%	32.8%
Support, maintenance and subscription services	56.8	48.7
Professional services	18.9	18.5
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	18.0%	25.0%
Support, maintenance and subscription services	14.8	13.4
Professional services	16.2	13.0
Total	49.0%	51.4%
Gross profit	51.0%	48.6%
Operating expenses:
Product development	22.6%	21.3%
Sales and marketing	14.0	15.6
General and administrative	18.5	15.7
Depreciation of fixed assets	2.3	1.8
Amortization of intangibles	1.5	1.0
Restructuring, severance and other charges	2.7	—
Legal settlements	—	0.3
Operating loss	(10.6)%	(7.2)%

Net revenue.  Total net revenue decreased $2.5 million, or 7.8%, during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Products revenue decreased $3.4 million, or 31.8%, due primarily to decreased hardware sales. Support, maintenance and subscription services revenue increased $1.2 million, or 7.6%, compared to the second quarter of fiscal 2017 driven by new customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 28.8% during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Professional services revenue decreased $0.3 million, or 5.6%, as a result of decreased volume of customer installation and implementation projects related to the sale of on premise and subscription based solutions.

Gross profit and gross profit margin.  Our total gross profit decreased $0.5 million, or 3.2%, for the second quarter of fiscal 2018 and total gross profit margin increased 2.4% to 51.0% from 48.6%. Products gross profit decreased $0.7 million and gross profit margin increased 1.9% to 25.9% primarily as a result of an increase in the proportion of proprietary software revenue to total product revenue compared to the second quarter of fiscal 2017. Support, maintenance and subscription services gross profit increased $1.2 million and gross margin increased 1.6% to 74.0% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $1.0 million and gross profit margin decreased 15.5% to 14.2% due to lower quarterly professional services revenues on a higher cost structure following a recent alignment toward enabling the Company to provide more customer-centric services going forward.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, increased $0.4 million, or 2.2%, during the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017.

Product development.  Product development decreased $0.1 million, or 1.9%, in the second quarter of fiscal 2018 due primarily to a $0.6 million reclassification of employee cost from product development to cost of goods sold related to the restructuring of our professional services workforce to better address customer needs, offset by an increase in engineering related compensation costs due to increased headcount. We capitalized approximately $2.7 million and $3.6 million in total development costs during the three months ended September 30, 2017 and 2016, respectively.

Sales and marketing.  Sales and marketing decreased $0.9 million, or 17.7%, in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017. The change is due primarily to a decrease of $0.8 million in incentive commissions related to the revision of our commission plan from total contract value to annual contract value.

General and administrative.  General and administrative increased $0.4 million, or 8.2%, in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 due primarily to increases of $0.5 million in stock compensation expense related to executive stock grants and the impact of removing forfeiture rates as a result of adopting ASU No. 2016-09.

Restructuring, severance, and other charges. Restructuring, severance, and other charges increased $0.8 million during the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 due to our ongoing efforts to better allocate resources to our crucial revenue growth areas while increasing internal efficiencies in other non-revenue generating areas. The restructuring initiative outlined below will result in annual savings of $2.7 million across all of our operating expense categories.

	Balance at			Balance at
	March 31,	Provision/		September 30,
(in thousands)	2017	Adjustments	Payments	2017
Fiscal 2018 Restructuring Plan:
Severance and other employment costs	—	823	(792)	31

Total restructuring costs	—	823	(792)	31

Other Expenses (Income)

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expense:
Interest income	$(23)	$(16)	$7	43.8%
Interest expense	2	4	2	50.0%
Other (income) expense, net	(37)	(12)	25	nm
Total other (income) expense, net	$(58)	$(24)	$34	nm

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

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax expense	$105	$82	$(23)	nm
Effective tax rate	(3.3)%	(3.5)%

nm - not meaningful
For the three months ended September 30, 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Results of Operations

First Half Fiscal 2018 Compared to First Half Fiscal 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2017 and 2016:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$17,601	$20,251	(2,650)	(13.1)%
Support, maintenance and subscription services	33,775	30,854	2,921	9.5
Professional services	12,618	12,524	94	0.8
Total net revenue	63,994	63,629	365	0.6
Cost of goods sold:
Products (inclusive of developed technology amortization)	13,042	14,687	(1,645)	(11.2)
Support, maintenance and subscription services	8,478	8,250	228	2.8
Professional services	10,430	8,622	1,808	21.0
Total cost of goods sold	31,950	31,559	391	1.2
Gross profit	32,044	32,070	(26)	(0.1)
Gross profit margin	50.1%	50.4%
Operating expenses:
Product development	13,438	13,799	(361)	(2.6)
Sales and marketing	9,337	10,748	(1,411)	(13.1)
General and administrative	12,361	10,014	2,347	23.4
Depreciation of fixed assets	1,312	1,193	119	10.0
Amortization of intangibles	950	678	272	40.1
Restructuring, severance and other charges	863	89	774	nm
Legal settlements	—	85	(85)	nm
Operating loss	$(6,217)	$(4,536)	$(1,681)	37.1%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
	2017	2016
Net revenue:
Products	27.5%	31.8%
Support, maintenance and subscription services	52.8	48.5
Professional services	19.7	19.7
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	20.4%	23.1%
Support, maintenance and subscription services	13.2	12.9
Professional services	16.3	13.6
Total	49.9%	49.6%
Gross profit	50.1%	50.4%
Operating expenses:
Product development
Sales and marketing	21.1%	21.7%
General and administrative	14.6	16.9
Depreciation of fixed assets	19.3	15.7
Amortization of intangibles	2.1	1.9
Restructuring, severance and other charges	1.5	0.1
Legal settlements	—	0.1
Operating loss	(9.7)%	(7.1)%

Net revenue.  Total net revenue increased $0.4 million, or 0.6%, during the first half of fiscal 2018 compared to the first half of fiscal 2017. Products revenue decreased $2.7 million, or 13.1%, during the first half of fiscal 2018 as compared to the first half of fiscal 2017 due primarily to decreased hardware sales. Support, maintenance and subscription services revenue increased $2.9 million, or 9.5%, compared to the first half of fiscal 2017 driven primarily by continued increases in subscription based service revenue, which increased approximately 41.5% during the first half of fiscal 2018. Professional services revenue increased $0.1 million, or 0.8%.

Gross profit and gross profit margin.  Our total gross profit remained relatively flat, decreasing $26,000, or 0.1%, for the first half of fiscal 2018 and total gross profit margin decreased 0.3% to 50.1%, from 50.4%. Products gross profit decreased $1.0 million and gross profit margin decreased 1.6% to 25.9% from 27.5% primarily as a result of an increase of $1.3 million of developed technology amortization related to our rGuest solutions. Support, maintenance and subscription services gross profit increased $2.7 million or 11.9% and gross margin increased 1.6% to 74.9% as we continue to invest in our subscription platform. Professional services gross profit decreased $1.7 million and gross profit margin decreased 13.8% to 17.3% as a re-deployment of internal resources that were previously not billable were converted into billable functions as a part of restructuring our professional services workforce into teams responsible for named customer accounts.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, remained relatively consistent during the first half of fiscal 2018 compared with the first half of fiscal 2017, increasing 2.7%.

Product development.  Product development decreased $0.4 million, or 2.6% in the first half of fiscal 2018 compared with the first half of fiscal 2017 due primarily to a $1.0 million reclassification of employee cost from product development to cost of goods sold related to the restructuring of our professional services workforce to better address customer needs, offset by approximately $0.7 million related to increased engineering related compensation costs due to increased headcount.

Sales and marketing.  Sales and marketing decreased $1.4 million, or 13.1%, in the first half of fiscal 2018 compared with the first half of fiscal 2017. The change is due primarily to a decrease of $1.9 million in incentive commissions related to the revision of our commission plan from total contract value to annual contract value, offset by a $0.3 million increase in stock compensation and a $0.2 million increase in bad debt.

General and administrative.  General and administrative increased $2.3 million, or 23.4%, in the first half of fiscal 2018 compared with the first half of fiscal 2017 due primarily to increases of $1.0 million in stock compensation expense related to executive stock grants and the impact of removing forfeiture rates as a result of adopting ASU No. 2016-09 and $0.6 million in salaries and wages as a result of additional headcount. Other increases included $0.4 million in professional and legal fees and $0.2 million in incremental costs related to executive turnover.

Restructuring, severance, and other charges. Restructuring, severance, and other charges increased $0.8 million during the first half of fiscal 2018 compared to the first half of fiscal 2017 due to our ongoing efforts to better allocate resources to our crucial revenue growth areas while increasing internal efficiencies in other non-revenue generating areas. The restructuring initiative outlined below will result in annual savings of $2.7 million across all of our operating expense categories.

Other Expenses (Income)

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expense:
Interest income	$(51)	$(49)	$(2)	4.1%
Interest expense	4	8	$(4)	(50.0)%
Other expense, net	(147)	78	(225)	(288.5)%
Total other expense (income), net	$(194)	$37	$(231)	(624.3)%

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

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax expense	$183	$124	$(59)	nm
Effective tax rate	(3.0)%	(2.7)%

nm - not meaningful
For the six months ended September 30, 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

For the six months ended September 30, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state taxes, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, and capital expenditures. We believe that cash flow from operating activities, cash on hand of $38.5 million as of September 30, 2017 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of September 30, 2017 and March 31, 2017, our total debt was approximately $0.2 million, comprised of capital lease obligations in both periods.

At September 30, 2017, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 90% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(1,648)	$(184)
Investing activities	(8,585)	(8,097)
Financing activities	(580)	(657)
Effect of exchange rate changes on cash	90	(41)
Net decrease in cash and cash equivalents	$(10,723)	$(8,979)

Cash flow used in operating activities.  Cash flow used in operating activities was $1.6 million in the first six months of fiscal 2018. A working capital decrease of $5.1 million and operating loss of $6.2 million were offset by $7.0 million in depreciation and amortization, and $2.3 million in share-based compensation. Total share-based compensation increased $1.5 million for the six months ended September 30, 2017 due to higher value executive stock grants and the impact of removing forfeiture rates.

Cash flow used in investing activities. For the first six months of fiscal 2018, the $8.6 million in cash used in investing activities was primarily comprised of $5.5 million for the development of proprietary software and $3.1 million for purchase of property and equipment, and internal use software development.

Cash flow used in financing activities.  During the first six months of fiscal 2018, the $0.6 million used in financing activities was primarily comprised of $0.5 million related to the repurchase of shares to satisfy employee tax withholding.

Contractual Obligations

As of September 30, 2017, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2017.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	November 2, 2017	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)