Form 10-Q
period 2017-12-31
AGILYSYS INC
filed 2018-01-26
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-5734

AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Winward Concourse, Suite 250, Alpharetta, Georgia	30005
(Address of principal executive offices)	(ZIP Code)

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

The number of Common Shares of the registrant outstanding as of January 22, 2018 was 23,313,156.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	March 31, 2017
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,615	$49,255
Accounts receivable, net of allowance for doubtful accounts of $751 and $509, respectively	14,746	15,598
Inventories	2,131	2,211
Prepaid expenses and other current assets	6,849	6,456
Total current assets	61,341	73,520
Property and equipment, net	17,760	16,000
Goodwill	19,622	19,622
Intangible assets, net	8,496	8,530
Software development costs, net	46,086	46,999
Other non-current assets	2,613	2,634
Total assets	$155,918	$167,305
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,175	$8,702
Deferred revenue	23,433	29,183
Accrued liabilities	9,843	8,331
Capital lease obligations, current	113	121
Total current liabilities	41,564	46,337
Deferred income taxes, non-current	2,105	3,181
Capital lease obligations, non-current	50	116
Other non-current liabilities	3,985	4,002
Commitments and contingencies (see Note 6)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,402,512 and 23,210,682 shares outstanding at December 31, 2017 and March 31, 2017, respectively	9,482	9,482
Treasury shares, 8,204,319 and 8,396,149 at December 31, 2017 and March 31, 2017, respectively	(2,463)	(2,519)
Capital in excess of stated value	(2,418)	(5,782)
Retained earnings	103,812	112,692
Accumulated other comprehensive loss	(199)	(204)
Total shareholders' equity	108,214	113,669
Total liabilities and shareholders' equity	$155,918	$167,305

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except share data)	2017	2016	2017	2016
Net revenue:
Products	$8,156	$10,006	$25,758	$30,257
Support, maintenance and subscription services	17,215	16,234	50,990	47,087
Professional services	5,939	7,208	18,557	19,732
Total net revenue	31,310	33,448	95,305	97,076
Cost of goods sold:
Products (inclusive of developed technology amortization)	6,820	7,530	19,862	22,217
Support, maintenance and subscription services	4,132	4,464	12,610	12,714
Professional services	4,730	5,213	15,160	13,835
Total cost of goods sold	15,682	17,207	47,632	48,766
Gross profit	15,628	16,241	47,673	48,310
	49.9%	48.6%	50.0%	49.8%
Operating expenses:
Product development	7,269	6,847	20,708	20,647
Sales and marketing	4,278	5,000	13,616	15,746
General and administrative	6,114	3,678	18,475	13,692
Depreciation of fixed assets	581	598	1,892	1,791
Amortization of intangibles	471	353	1,421	1,031
Restructuring, severance and other charges	378	1,394	1,241	1,484
Legal settlements	150	—	150	85
Operating loss	(3,613)	(1,629)	(9,830)	(6,166)
Other (income) expense:
Interest income	(13)	(86)	(64)	(135)
Interest expense	3	3	7	11
Other expense, net	(46)	62	(196)	140
Loss before taxes	(3,557)	(1,608)	(9,577)	(6,182)
Income tax (benefit) expense	(1,623)	129	(1,439)	252
Net loss	$(1,934)	$(1,737)	$(8,138)	$(6,434)

Weighted average shares outstanding	22,851	22,611	22,777	22,605
Loss per share - basic and diluted:
Loss per share	$(0.08)	$(0.08)	$(0.36)	$(0.28)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2017	2016	2017	2016
Net loss	$(1,934)	$(1,737)	$(8,138)	$(6,434)
Other comprehensive gain/(loss), net of tax:
Unrealized foreign currency translation adjustments	(17)	(5)	5	(12)
Total comprehensive loss	$(1,951)	$(1,742)	$(8,133)	$(6,446)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
(In thousands)	2017	2016
Operating activities
Net loss	$(8,138)	$(6,434)
Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	262	819
Net legal settlements	150	(100)
Loss on disposal of property & equipment	—	5
Depreciation	1,892	1,791
Amortization	1,421	1,031
Amortization of developed technology	7,371	5,705
Deferred income taxes	(1,214)	105
Share-based compensation	3,776	782
Change in cash surrender value of company owned life insurance policies	11	—
Changes in operating assets and liabilities:
Accounts receivable	903	6,668
Inventories	87	597
Prepaid expense and other current assets	460	1,306
Accounts payable	5	714
Deferred revenue	(5,787)	(4,601)
Accrued liabilities	1,681	(2,558)
Income taxes payable	(503)	104
Other changes, net	(279)	(541)
Net cash provided by operating activities	2,098	5,393
Investing activities
Capital expenditures	(5,289)	(3,327)
Capitalized software development costs	(7,272)	(9,174)
Investments in corporate-owned life insurance policies	(27)	(1)
Net cash used in investing activities	(12,588)	(12,502)
Financing activities
Payments to settle contingent consideration arising from business acquisition	—	(197)
Repurchase of common shares to satisfy employee tax withholding	(1,190)	(404)
Principal payments under long-term obligations	(92)	(86)
Net cash used in financing activities	(1,282)	(687)
Effect of exchange rate changes on cash	132	(99)
Net decrease in cash and cash equivalents	(11,640)	(7,895)
Cash and cash equivalents at beginning of period	$49,255	$60,608
Cash and cash equivalents at end of period	$37,615	$52,713

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$81	$293
Accrued capitalized software development costs	107	684

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

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

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

The Condensed Consolidated Balance Sheets as of December 31, 2017 and 2016, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flow for the three and nine months ended December 31, 2017 and 2016, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation. Specifically, we reclassified certain software development costs to property and equipment during the year ended March 31, 2017, which impacted the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2016 in the amount of $1.1 million.

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

Fiscal 2018 Restructuring Activity

Q3 - In the third quarter of fiscal 2018, we recorded $0.2 million in restructuring charges related to our ongoing efforts to better allocate resources to our crucial revenue growth areas while increasing internal efficiencies in other non-revenue generating areas.

As of December 31, 2017, we had a remaining liability of approximately $0.2 million recorded for the Q3 fiscal 2018 restructuring activity.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,	Provision/		December 31,
(in thousands)	2017	Adjustments	Payments	2017
Fiscal 2018 Restructuring Plan:
Restructuring and other employment costs	$—	$1,024	$(821)	$203

Total restructuring costs	$—	$1,024	$(821)	$203

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2017			March 31, 2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,055	(10,055)	—	10,055	(10,055)	—
Trade names	230	(134)	96	230	(100)	130
Patented technology	80	(80)	—	80	(80)	—
	23,840	(23,744)	96	23,840	(23,710)	130
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,240	$(23,744)	$8,496	$32,240	$(23,710)	$8,530

Software development costs	$53,368	$(17,727)	$35,641	$46,598	$(10,356)	$36,242
Project expenditures not yet in use	10,445	—	10,445	10,757	—	10,757
Total software development costs	$63,813	$(17,727)	$46,086	$57,355	$(10,356)	$46,999

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2018	$2,657
2019	10,504
2020	9,765
2021	9,680
2022	2,568
2023	563
Total	$35,737

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $2.6 million and $2.3 million for the three months ended December 31, 2017 and 2016, and $7.3 million and $5.7 million for the nine months ended December 31, 2017 and 2016, respectively. These charges are included as Products cost of goods sold within the Condensed Consolidated Statements of Operations.

Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended December 31, 2017 and 2016, and $34,500 for the nine months ended December 31, 2017 and 2016. These charges are classified as Amortization of intangibles within the Condensed Consolidated Statements of Operations along with Amortization expense related to our Capitalized Internal-Use Software that we classify in Property and Equipment, net within the Consolidated Balance Sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at net carrying value, net of accumulated amortization. We capitalized approximately $1.6 million and $3.0 million during the three months ended December 31, 2017 and 2016, and $6.5 million and $8.9 million during the nine months ended December 31, 2017 and 2016, respectively.

5. Additional Balance Sheet Information
Additional information related to the Condensed Consolidated Balance Sheets is as follows:

(In thousands)	December 31, 2017	March 31, 2017
Accrued liabilities:
Salaries, wages, and related benefits	$7,352	$6,473
Other taxes payable	819	750
Accrued legal settlements	150	—
Restructuring liabilities	203	—
Severance liabilities	16	11
Professional fees	510	221
Deferred rent	420	433
Other	373	443
Total	$9,843	$8,331
Other non-current liabilities:
Uncertain tax positions	$1,508	$1,479
Deferred rent	2,399	2,444
Other	78	79
Total	$3,985	$4,002

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $14.7 million and $15.6 million as of December 31, 2017 and March 31, 2017, respectively. The related allowance for doubtful accounts was $0.8 million and $0.5 million as of December 31, 2017 and March 31, 2017, respectively.

In January of 2015, Caesars Entertainment Operating Company, Inc. and certain of its affiliates (Caesars) entered bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We filed a proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. Caesars emerged from bankruptcy in October 2017. As of December 31, 2017, we have collected on all of the $0.7 million of pre-petition claims that were outstanding.

6. Income Taxes

The following table compares our income tax (benefit) expense and effective tax rates for the three and six months ended December 31, 2017 and 2016:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
Income tax (benefit) expense	$(1,623)	$129	$(1,439)	$252
Effective tax rate	45.6%	(8.0)%	15.0%	(4.1)%

For the three and nine months ended December 31, 2017, the effective tax rate was different than the statutory rate due primarily to a $1.3 million benefit resulting from the effect of a reduction in the deferred rate due to federal tax reform, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences.

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

On December 22, 2017, the President of the United States of America signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act contains significant changes to corporate taxes, including a permanent reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The reduction in the corporate rate requires a one-time revaluation of certain tax-related assets and liabilities. As a result of the revaluation of our deferred tax assets and liabilities at December 31, 2017, we recorded a one-time tax benefit of approximately $1.3 million. This tax benefit was primarily the result of applying new lower income tax rates to the Company’s net long term deferred tax liabilities recorded on its condensed consolidated balance sheet, which are not netted with deferred tax assets or subject to the valuation allowance.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss	$(1,934)	$(1,737)	$(8,138)	$(6,434)

Denominator:
Weighted average shares outstanding	22,851	22,611	22,777	22,605

Loss per share - basic and diluted:
Loss per share	$(0.08)	$(0.08)	$(0.36)	$(0.28)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,658	1,471	1,705	1,399

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 530,138 and 595,625 of restricted shares at December 31, 2017 and 2016, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic (loss) earnings per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2017	2016	2017	2016
Product development	$456	$498	$982	$826
Sales and marketing	173	124	529	177
General and administrative	829	(680)	2,265	(221)
Total share-based compensation expense	1,458	(58)	3,776	782

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys.

The following table summarizes the activity during the nine months ended December 31, 2017 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2017	1,094,978	$10.44
Granted	204,213	10.56
Exercised	(41,691)	9.14
Forfeited	(55,530)	9.98
Cancelled/expired	(54,679)	9.56
Outstanding at December 31, 2017	1,147,291	$10.58	5.4	$2,038
Exercisable at December 31, 2017	245,064	$10.26	3.4	$574

As of December 31, 2017, total unrecognized stock based compensation expense related to non-vested SSARs was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2017 for restricted shares awarded under the 2016 and 2011 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2017	490,355	$10.72
Granted	251,010	11.02
Vested	(221,897)	11.29
Forfeited	(80,793)	10.72
Outstanding at December 31, 2017	438,675	$10.60

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2017, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.7 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on the stock price and relative attainment of performance metric, and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the nine months ended December 31, 2017 for the performance shares awarded under the 2016 Plan:

Number of Shares

Outstanding at April 1, 2017	—
Granted	91,463
Vested	—
Outstanding at December 31, 2017	91,463

Based on the performance goals, management estimates a liability of $225,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2018. As of December 31, 2017, total unrecognized stock based compensation expense related to non-vested performance shares was $67,500, which is expected to be recognized over the remaining vesting period of 3 months.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2017 and 2016.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$825	—	—	$825

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$809	—	—	$809

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine months ended
	December 31,
(In thousands)	2017	2016
Corporate-owned life insurance:
Balance on April 1	$809	$3,122
Unrealized gain relating to instruments held at reporting date	(11)	16
Purchases, sales, issuances and settlements, net	27	1
Balance on December 31	$825	$3,139

The following tables present a summary of changes in the fair value of the Level 3 liabilities:

	Nine months ended
	December 31,
(In thousands)	2017	2016
Contingent consideration
Balance on April 1	$—	$197
Activity, payments and other charges (net)	—	(197)
Balance on December 31	$—	$—

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

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

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

Results of Operations

Third Fiscal Quarter 2018 Compared to Third Fiscal Quarter 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2017 and 2016:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$8,156	$10,006	$(1,850)	(18.5)%
Support, maintenance and subscription services	17,215	16,234	981	6.0
Professional services	5,939	7,208	(1,269)	(17.6)
Total net revenue	31,310	33,448	(2,138)	(6.4)
Cost of goods sold:
Products (inclusive of developed technology amortization)	6,820	7,530	(710)	(9.4)
Support, maintenance and subscription services	4,132	4,464	(332)	(7.4)
Professional services	4,730	5,213	(483)	(9.3)
Total cost of goods sold	15,682	17,207	(1,525)	(8.9)
Gross profit	15,628	16,241	(613)	(3.8)
Gross profit margin	49.9%	48.6%
Operating expenses:
Product development	7,269	6,847	422	6.2
Sales and marketing	4,278	5,000	(722)	(14.4)
General and administrative	6,114	3,678	2,436	66.2
Depreciation of fixed assets	581	598	(17)	(2.8)
Amortization of intangibles	471	353	118	33.4
Restructuring, severance and other charges	378	1,394	(1,016)	nm
Legal settlements	150	—	150	nm
Operating loss	$(3,613)	$(1,629)	$(1,984)	121.8%
Operating loss percentage	(11.5)%	(4.9)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2017	2016
Net revenue:
Products	26.0%	30.0%
Support, maintenance and subscription services	55.0	48.5
Professional services	19.0	21.5
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	21.8%	22.5%
Support, maintenance and subscription services	13.2	13.3
Professional services	15.1	15.6
Total	50.1%	51.4%
Gross profit	49.9%	48.6%
Operating expenses:
Product development	23.2%	20.5%
Sales and marketing	13.7	14.9
General and administrative	19.5	11.0
Depreciation of fixed assets	1.9	1.8
Amortization of intangibles	1.5	1.1
Restructuring, severance and other charges	1.2	4.2
Legal settlements	0.5	—
Operating loss	(11.5)%	(4.9)%

Net revenue.  Total net revenue decreased $2.1 million, or 6.4%, during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Products revenue decreased $1.9 million, or 18.5%, due primarily to decreased hardware sales. Support, maintenance and subscription services revenue increased $1.0 million, or 6.0%, compared to the third quarter of fiscal 2017 driven mostly by subscription based service revenue, which increased approximately 26.2% during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Professional services revenue decreased $1.3 million, or 17.6%, as a result of $1.1 million in services revenue recognized in Q3 of fiscal 2017 for services provided in quarters prior to that, where contractual commitments precluded revenue recognition until that quarter and $0.2 million due to timing of customer installation and implementation projects.

Gross profit and gross profit margin.  Our total gross profit decreased $0.6 million, or 3.8%, for the third quarter of fiscal 2018 and total gross profit margin increased 1.3% to 49.9% from 48.6%. Products gross profit decreased $1.1 million and gross profit margin decreased 8.3% to 16.4% primarily as a result of lower product revenue coupled with higher amortization of developed technology by $0.3 million, related to the previously announced general availability of the latest version of our rGuest Buy point of sale solution and the $6.8 million of related software development costs that was placed into service in September of 2017. Support, maintenance and subscription services gross profit increased $1.3 million and gross margin increased 3.5% to 76.0% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $0.8 million and gross profit margin decreased 7.3% to 20.4% due to lower quarterly professional services revenues on a higher cost structure following a recent alignment toward enabling the Company to provide more customer-centric services going forward.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, increased $2.2 million, or 13.6%, during the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017.

Product development.  Product development increased $0.4 million, or 6.2%, in the third quarter of fiscal 2018 primarily related to an increase of internal R&D headcount offset by a decrease in contract labor. We capitalized approximately $2.1 million and $3.6 million in total development costs during the three months ended December 31, 2017 and 2016, respectively.

Sales and marketing.  Sales and marketing decreased $0.7 million, or 14.4%, in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017. The change is due primarily to a decrease of $0.3 million in payroll related expenses and $0.3 million in advertising and promotion related expenses.

General and administrative.  General and administrative increased $2.4 million, or 66.2%, in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 due primarily to increases of $1.5 million in stock compensation expense related to executive stock grants and the impact of removing forfeiture rates as a result of adopting ASU No. 2016-09 in the current year, coupled with forfeitures in the prior year due to the departure of former executives. Furthermore, during the third quarter of fiscal 2018 there was an increase of $0.5 million in professional fees related to legal, accounting and tax fees and other ongoing initiatives, and $0.3 million in increased bonus expense related to the forfeitures in the prior year due to the departure of former executives.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $1.0 million during the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. In the third quarter of fiscal 2018 we had $0.2 million in restructuring expense and $0.2 million in severance costs related to our ongoing efforts to better allocate resources to our crucial revenue growth areas while increasing internal efficiencies in other non-revenue generating areas. In the third quarter of fiscal 2017 we had $1.4 million in one-time charges related to the severance of our former CEO.

Legal Settlements. During the third quarter of fiscal 2018, we recorded $0.2 million in legal settlements.

Other Expenses (Income)

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expense:
Interest income	$(13)	$(86)	$(73)	(84.9)%
Interest expense	3	3	—	—%
Other (income) expense, net	(46)	62	108	nm
Total other (income) expense, net	$(56)	$(21)	$35	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper, corporate bonds, and corporate-owned life insurance policies.

Interest expense. Interest expense consists of costs associated with capital leases.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of European, Indian and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax (benefit) expense	$(1,623)	$129	$1,752	nm
Effective tax rate	45.6%	(8.0)%

nm - not meaningful
For the three months ended December 31, 2017, the effective tax rate was different than the statutory rate due primarily to a $1.3 million benefit resulting from the effect of a reduction in the deferred rate due to passage of the Tax Act, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences.

For the three months ended December 31, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.1 million of tax and zero to $0.1 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time. Additionally, we recognized a tax benefit in the amount of $0.4 million during the quarter as a result of a settlement with the California Franchise Tax Board regarding disputed tax matters.

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

Results of Operations

First Nine Months Fiscal 2018 Compared to First Nine Months Fiscal 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2017 and 2016:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$25,758	$30,257	$(4,499)	(14.9)%
Support, maintenance and subscription services	50,990	47,087	3,903	8.3
Professional services	18,557	19,732	(1,175)	(6.0)
Total net revenue	95,305	97,076	(1,771)	(1.8)
Cost of goods sold:
Products (inclusive of developed technology amortization)	19,862	22,217	(2,355)	(10.6)
Support, maintenance and subscription services	12,610	12,714	(104)	(0.8)
Professional services	15,160	13,835	1,325	9.6
Total cost of goods sold	47,632	48,766	(1,134)	(2.3)
Gross profit	47,673	48,310	(637)	(1.3)
Gross profit margin	50.0%	49.8%
Operating expenses:
Product development	20,708	20,647	61	0.3
Sales and marketing	13,616	15,746	(2,130)	(13.5)
General and administrative	18,475	13,692	4,783	34.9
Depreciation of fixed assets	1,892	1,791	101	5.6
Amortization of intangibles	1,421	1,031	390	37.8
Restructuring, severance and other charges	1,241	1,484	(243)	(16.4)
Legal settlements	150	85	65	76.5
Operating loss	$(9,830)	$(6,166)	$(3,664)	59.4%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
	2017	2016
Net revenue:
Products	27.0%	31.2%
Support, maintenance and subscription services	53.5	48.5
Professional services	19.5	20.3
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	20.8%	22.9%
Support, maintenance and subscription services	13.2	13.0
Professional services	15.9	14.3
Total	50.0%	50.2%
Gross profit	50.0%	49.8%
Operating expenses:
Product development	21.7%	21.4%
Sales and marketing	14.3	16.2
General and administrative	19.4	14.1
Depreciation of fixed assets	2.0	1.8
Amortization of intangibles	1.5	1.1
Restructuring, severance and other charges	1.3	1.5
Legal settlements	0.2	0.1
Operating loss	(10.3)%	(6.4)%

Net revenue.  Total net revenue decreased $1.8 million, or 1.8%, during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. Products revenue decreased $4.5 million, or 14.9%, during the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 due primarily to decreased hardware sales. Support, maintenance and subscription services revenue increased $3.9 million, or 8.3%, compared to the first nine months of fiscal 2017 driven primarily by continued increases in subscription based service revenue, which increased 36.0% during the first nine months of fiscal 2018. Professional services revenue decreased $1.2 million, or 6.0% as a result of decreased volume of customer installation and implementation projects related to the sale of on premise and subscription based solutions.

Gross profit and gross profit margin.  Our total gross profit decreased $0.6 million, or 1.3%, for the first nine months of fiscal 2018 and total gross profit margin increased 0.2% to 50.0%, from 49.8%. Products gross profit decreased $2.1 million and gross profit margin decreased 3.7% to 22.9% from 26.6% primarily as a result of an increase of $1.6 million of developed technology amortization related to our rGuest solutions. Support, maintenance and subscription services gross profit increased $4.0 million or 11.7% and gross profit margin increased 2.3% to 75.3% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $2.5 million and gross profit margin decreased 11.6% to 18.3% as a re-deployment of internal resources that were previously not billable were converted into billable functions as a part of restructuring our professional services workforce into teams responsible for named customer accounts.

Operating expenses

Operating expenses, excluding the charges for asset write-offs and other fair value adjustments, legal settlements, and restructuring, severance and other charges, increased $3.2 million, or 6.1% during the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017.

Product development.  Product development remained relatively flat in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017 which includes an increase of internal R&D headcount offset by a decrease in contract labor.

Sales and marketing.  Sales and marketing decreased $2.1 million, or 13.5%, in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017. The change is due primarily to a decrease of $1.9 million in incentive commissions related to the revision of our commission plan from total contract value to annual contract value, and $0.3 million decrease in advertising and promotion.

General and administrative.  General and administrative increased $4.8 million, or 34.9%, in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017 due primarily to increases of $2.5 million in stock compensation expense related to executive stock grants and the impact of removing forfeiture rates as a result of adopting ASU No. 2016-09, coupled with forfeitures in the prior year due to the departure of former executives. In addition, there was an increase of $0.9 million in salaries and wages as a result of additional headcount that included several key new hires, and an increase of $0.8 million in professional fees related to legal, accounting and tax fees and other ongoing initiatives.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.2 million during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. In the first nine months of fiscal 2018 we had $1.0 million in restructuring expense and $0.2 million in severance costs related to our ongoing efforts to better allocate resources to our crucial revenue growth areas while increasing internal efficiencies in other non-revenue generating areas. In the first nine months of fiscal 2017 we had $1.4 million in one-time charges related primarily to the severance of our former CEO. The restructuring initiative will result in annual savings of $2.7 million across all of our operating expense categories.

Legal Settlements. During the first nine months of fiscal 2018, we recorded $0.2 million in legal settlements.

Other Expenses (Income)

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expense:
Interest income	$(64)	$(135)	$(71)	(52.6)%
Interest expense	7	11	$4	36.4%
Other (income) expense, net	(196)	140	336	240.0%
Total other expense (income), net	$(253)	$16	$269	nm

Interest income. Interest income consists of interest earned on investments in certificates of deposit, commercial paper, corporate bonds, and corporate-owned life insurance policies.

Interest expense. Interest expense consists of costs associated with capital leases.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of European, Indian and Asian currencies against the US dollar.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax (benefit) expense	$(1,439)	$252	$1,691	nm
Effective tax rate	15.0%	(4.1)%

nm - not meaningful
For the nine months ended December 31, 2017, the effective tax rate was different than the statutory rate due primarily to a $1.3 million benefit resulting from the effect of a reduction in the deferred rate due to passage of the Tax Act, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences.

For the nine months ended December 31, 2016, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state taxes, and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.1 million of tax and zero to $0.1 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time. Additionally, we recognized a tax benefit in the amount of $0.4 million during the quarter as a result of a settlement with the California Franchise Tax Board regarding disputed tax matters.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, and capital expenditures. We believe that cash flow from operating activities, cash on hand of $37.6 million as of December 31, 2017 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of December 31, 2017 and March 31, 2017, our total debt was approximately $0.2 million, comprised of capital lease obligations in both periods.

At December 31, 2017, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 92% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$2,098	$5,393
Investing activities	(12,588)	(12,502)
Financing activities	(1,282)	(687)
Effect of exchange rate changes on cash	132	(99)
Net decrease in cash and cash equivalents	$(11,640)	$(7,895)

Cash flow provided by operating activities.  Cash flow provided by operating activities was $2.1 million in the first nine months of fiscal 2018. Operating assets and liabilities decreased $3.4 million due mainly to the timing of collections and operating loss of $8.1 million were offset by non-cash charges of $10.7 million in depreciation and amortization and $3.8 million in share-based compensation. Total share-based compensation increased $3.0 million for the nine months ended December 31, 2017 due to higher value executive stock grants and the impact of removing forfeiture rates.

Cash flow used in investing activities. For the first nine months of fiscal 2018, the $12.6 million in cash used in investing activities was primarily comprised of $7.3 million for the development of proprietary software and $5.3 million for purchase of property and equipment, and internal use software development.

Cash flow used in financing activities.  During the first nine months of fiscal 2018, the $1.3 million used in financing activities was primarily comprised of $1.2 million related to the repurchase of shares to satisfy employee tax withholding.

Contractual Obligations

In December 2017, the Company entered into a new lease for an office in Singapore. The lease term commenced in December 2017 upon possession by the Company. The total commitment for this lease is approximately $1.0 million over a 36-month period.

In December 2017, the Company entered into a new lease for an inventory warehouse in Roswell, GA. The lease term commenced in January 2018 upon possession by the Company. The total commitment for this lease is approximately $0.2 million over a 62-month period.

As of December 31, 2017, there were no other significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2017.

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

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our ability to achieve operational efficiencies and meet customer demand for products and services and the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2017. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement made in this Quarterly Report or any other forward-looking statement that may be made from time to time, whether written or oral, whether as a result of new information, future events, or otherwise.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	January 26, 2018	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)