Form 10-K
period 2018-03-31
AGILYSYS INC
filed 2018-05-25
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission file number 0-5734
AGILYSYS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1000 Windward Concourse, Suite 250, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 810-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of May 21, 2018 was $188,903,379.

As of May 21, 2018, 23,234,705 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2018

Forward Looking Information

This Annual Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our ability to achieve operational efficiencies and meet customer demand for products and services and the risk factors set forth in Item 1A of this Annual Report. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement made in this Annual Report or any other forward-looking statement that may be made from time to time, whether written or oral, whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business.

Overview
Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), payment gateway, reservation and table management, property management (PMS), inventory and procurement, business analytics, document management, guest offers management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of individual preferences and interactions. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

The sales of our Retail Solutions Group (RSG) business and United Kingdom business entity (UK entity) each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in Item 6. Selected Financial Data, of this Annual Report, for the twelve months ended March 31, 2014.

Our principal executive offices and corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2018 refers to the fiscal year ended March 31, 2018.

History and Significant Events

Organized in 1963 as Pioneer-Standard Electronics, Inc., an Ohio corporation, we began operations as a distributor of electronic components and, later, enterprise computer solutions. Exiting the former in fiscal 2003 with the sale of our Industrial Electronic Division, we used the proceeds to reduce debt, fund growth of our enterprise solutions business. This included acquiring businesses focused on higher-margin and more specialized solutions for the hospitality and retail industries. At the same time, we changed our name to Agilysys, Inc.

In fiscal 2004, we acquired Inter-American Data, Inc., which allowed us to become the leading developer and provider of technology solutions for property and inventory management in the casino and resort industries.

In fiscal 2007, we exited the enterprise computer distribution business. We used the proceeds from that sale to return cash to shareholders and fund a number of acquisitions that broadened our solutions and capabilities portfolios. We acquired InfoGenesis, Inc., Visual One Systems Corp. and Eatec Corporation in fiscal 2008, significantly expanding our specialized offerings to the hospitality industry through enterprise-class POS, PMS and inventory and procurement software solutions tailored for a variety of applications in cruise, golf, spa, gaming, lodging, resort, and catering. These offerings feature highly intuitive, secure and robust solutions, easily scalable across multiple departments or property locations.

In fiscal 2012, we sold our remaining enterprise computer solutions business and restructured our business model to focus on higher-margin, profitable growth opportunities in the hospitality and retail sectors. We also reduced our real-estate footprint and lowered overhead costs by relocating corporate services from Solon, Ohio to Alpharetta, Georgia, thus moving our senior management team closer to our operating units.

In fiscal 2014, we sold our retail solutions and services business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P. Following completion of the transaction, our business focused exclusively on hospitality solutions and the growth opportunities in the hospitality market.

In fiscal year 2018, we opened an India development center in Chennai, India, to supplement our product development efforts.

Today, we are focused on providing state-of-the-art, end-to-end solutions that enhance guest experiences and allow our customers to promote their respective brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying innovative solutions that increase speed and accuracy, integrate with other enterprise systems and create a common infrastructure for managing guest data thereby enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the customer relationship. Our strategy is to increase the proportion of revenue we derive from ongoing support and maintenance agreements, software as a subscription service, cloud applications and professional services.

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

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue from continuing operations for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2018	2017	2016
Products	$33,699	$38,339	$41,445
Support, maintenance and subscription services	69,068	63,308	60,104
Professional services	24,593	26,031	18,817
Total	$127,360	$127,678	$120,366

Products:

The hospitality industry has long been focused on operating end-to-end businesses, but the technology vendors that service the industry have been focused on product-centric solutions that make use of a high number of software modules and operating silos. To resolve this disconnect and more effectively align with the business operations of our customers, we have evolved our approach to be focused on delivering integrated "platform-centric” solutions for Lodging, Food & Beverage and Payments applications through an investment in the development of a web services oriented architecture enterprise platform. Our rGuest™ platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests, pre-, during and post-visit. The rGuest platform facilitates an end-to-end solution that helps our customers improve the guest experience, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our next-generation of products and services are aimed at helping hospitality operators recruit customers into their facilities, increase their wallet share from each customer and improve the overall guest experience from the initial customer touch point through post-visit interactions.

Our proprietary product suite is comprised of:

The rGuest hospitality platform underlies our industry leading solutions that are being introduced to operators of all sizes and with varying needs. The rGuest Software as a Service (“SaaS”)-based platform is designed to run on the public cloud, private cloud, on-premise, or in a hybrid configuration where the infrastructure may be above premise but the data can reside on premise. rGuest’s flexible architecture scales seamlessly to meet the needs of multi-property customers as well as for a single property.

The rGuest hospitality platform helps operators more efficiently manage their business and grow their sales by:

•
Identifying and tracking guest profile and behavior so that it may be used to create effective loyalty programs using guest-specific promotions and offers to ensure the best guest experience while ensuring the property extracts the maximum wallet share from each customer;

•	Enabling historical analysis of data to continuously improve operations and grow revenue opportunities;

•	Allowing for real-time management through mobile and web interfaces for immediate remediation of business and guest related issues;

•	Creating a framework of core services for the delivery of business applications faster with the critical benefit of having fewer moving parts to manage;

•
Ensuring that all new rGuest modules will be written on top of the rGuest platform to leverage common look/feel, functions and usage paradigms that reduce the overhead of managing and learning multiple systems;

•	Providing for easy integration with other hospitality management systems; and,

•
Incorporating key infrastructure design elements such as global and multi-language support, regulatory compliance and security, including authentication, authorization, encryption, tokenization, handling of payment & PII information and overall application data and user security.

Our rGuest product suite is designed to maximize the insight and value available in “big data” by:

•	Identifying the most valuable data and determining how best to use it;

•	Empowering users to be capable of both working with new technologies and of interpreting the data to find meaningful business insights;

•	Creating data access and connectivity across the majority of guest touch points;

•	Providing an IT platform that can efficiently adapt to changes in the landscape;

•	Working across business functions' organizational challenges and finding ways to enhance cross-team collaboration; and,

•	Implementing the highest levels of security to ensure data protection.

The rGuest platform currently includes the following in-market solutions:

rGuest® Stay is the company’s groundbreaking cloud-based property management system that optimizes operational efficiency, increases revenue and enhances guest service. rGuest Stay is currently generally available for select-service hotels and chains, as well as for limited-service casino hotels.

The guest-centric PMS leverages the rGuest standards-based platform on an open architecture with public APIs to enable richly integrated applications delivered from Agilysys, its partners and customers. rGuest Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

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

To help improve property operations, rGuest Stay offers a next-generation housekeeping optimization engine, built using the included rGuest workflow engine, that assigns staff resources to balance guest needs and operational efficiency. In addition, its intuitive user interface and online help functionality reduce team training time and ensure superior guest service with rapid solution ROI.

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

rGuest Buy offers:

•
Extensibility and a partner ecosystem: The technology architecture allows for rich data integrations for all Agilysys products (InfoGenesis, rGuest Pay, rGuest Analyze, etc.), as well as easy integration with a partner development ecosystem, as well as customer developed applications.

•
“Self-managed” Cloud Solution: Fully managed cloud solution pushes latest releases, patches and features automatically to all rGuest Buy devices at the property. This ensures quicker support turn-around times, zero on-site IT resources for maintenance, robust security and uptimes.

•	“Always on” Business - No offline interruptions: rGuest Buy offers an “always-on” customer experience with robust network tolerance and offline processing capabilities.

•	Manage at Scale: rGuest Buy allows customers to map a complex business structure in an intuitive way to support propagation of brands, concepts, and other policies.

•
Reduce Risk - PCI validated payment platform: rGuest Buy integrates with rGuest Pay, our secure payment platform. Customers protect brand value and avoid liability with our encrypted card data solution, and safeguard against fraud and chargebacks by implementing EMV solutions, while protecting application data via SSL.

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

rGuest Pay offers:

•	A full suite of credit card processing services

•	Industry-leading payment security through tokenization and P2PE

•	Flexible hardware supporting EMV and NFC contactless transactions

•	Integration with 3rd Party POS/PMS applications through a simple-to-use API

•	Consolidated transaction reporting

•	Comprehensive payment processor support

•	Support for Pay-at-Table devices

rGuest Seat is a guest-centric table, reservation and wait list management solution that helps restaurants increase revenue by retaining repeat customers and providing a superior guest experience. Online dining reservations enable restaurants to increase bookings by allowing diners to reserve a table through the restaurant’s website or mobile app. Wait-list management optimizes the restaurant’s use of tables and resources, helping staff estimate wait times more accurately and avoiding lost or dissatisfied customers.

rGuest Seat offers:

•	Streamlined online reservations that increase guest bookings without tying staff up on the phone

•	Wait-list automation to accurately predict wait times and meet guest expectations

•	Two-way text communications with waiting guests to optimize the guest experience

•	A complete view of reservation or wait-list status across restaurants within a peer group

•	Accessibility of guest data based on their previous dining experiences to provide a much higher level of guest service

•	A library of configurable reports that can be accessed in real time or received through email at a scheduled delivery time

•	Integration with InfoGenesis that allows the POS system to be automatically updated with guest data for a more personalized dining experience

•	Real-time table status to be relayed between rGuest Seat and InfoGenesis (POS) to help maximize table turns and keep restaurant operations and reservations running smoothly

rGuest Analyze is a cloud-based data analysis service focused on the needs of the hospitality industry. It is a full business intelligence solution that collects data from Agilysys point-of-sale and property management solutions and helps food & beverage and property operators gain critical insight into business operations and performance. Out-of-the-box analysis helps hospitality operators manage costs, minimize loss due to fraud, boost item sales, increase server productivity, occupancy, room revenue, and other profit enhancing capabilities.

rGuest Analyze offers:

•	Centralized enterprise reporting across sites, venues and profit centers

•	Slice-and-dice analysis without the need for IT/DBA resources that provides immediate insight into food & beverage as well as lodging operations

•	Out-of-the-box customizable reports that provide insight into sales, revenue, server/cashier activity, discounts, tenders, ADR, RevPAR, and Occupancy

•	Easy to learn, web-based reporting tools with simple drag-and-drop capabilities for fast data exploration and report generation

•	Executive level dashboards that are as easy to design, publish and disseminate as creating a word document with both web and mobile views

Going forward, Agilysys plans to introduce additional functionality and modules for the rGuest platform.

Agilysys’ well established offerings for point-of-sale, property management, inventory procurement, workforce management, document management and activity booking product and services include:

Point-of Sale

•
Agilysys InfoGenesis®™ POS is an award-winning point-of-sale solution that combines a fast, intuitive and easy-to-use terminal application with powerful reporting and configuration capabilities for the back office. The flexible system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. The system's detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Other features include support for packages and prix fixe menus, signature capture and multi-language capability. InfoGenesis POS is available as an on-premise solution or through a subscription service.

•
Agilysys InfoGenesis Flex is a mobility solution that offers full point-of-sale functionality on a Windows tablet. It provides a sleek, modern alternative to traditional point-of-sale installations and can be used as a slim fixed terminal or as a convertible simply by removing the tablet from its base.

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

•
Agilysys Visual One™ PMS is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete PMS solution enabling the resort to run its end-to-end operations, including Front Desk, Housekeeping, Sales & Catering, Maintenance, Accounting, SPA, Golf and Activities. For complex resorts that require an enterprise-wide system, Visual One provides an integrated solution with interfaces to leading global distribution systems (GDSs) and our other products.

•
Agilysys Insight™ Mobile Manager is a mobile dashboard application that enables hotel managers to quickly view key property information - including arrivals and departures, VIPs, total guests, housekeeping status, revenue and groups - from a mobile device. It supports Apple iPad®, iPad mini and iPhone® mobile devices and integrates fully with the Agilysys LMS property management solution.

Inventory and Procurement

•
Agilysys Eatec® provides core purchasing, inventory, recipe, forecasting, production and sales analysis functions and is unique in offering catering, restaurant, buffet management and nutrition modules in a single web-enabled solution.

•
Agilysys EatecTouch is an optional software applet that operates on any MicroSoft® Windows®-based POS terminal, providing users with access to the Eatec application from any terminal location.

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

Document Management

•
Agilysys DataMagine™ is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with other Agilysys products, adding functionality and providing seamless workflows that cross functional areas.

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

Representative Agilysys clients include:

AVI Foodsystems, Inc.	CSU Fullerton Auxiliary Services Corporation	Resorts World Bimini
Banner Health	Drury Hotels	Rosen Hotels & Resorts
Benchmarc Restaurants	Farmers Restaurant Group	Royal Caribbean International
Black Rock Resort	Golden Nugget Lake Charles	Royal Lahaina Resort
Boyd Gaming Corporation	Grand Sierra Resort and Casino	Sands Casino Resort Bethlehem
BR Guest Hospitality	Harbor Winds Hotel	SAVOR
The Broadmoor's Ranch at Emerald Valley	Hialeah Park	Spooky Nook Sports
Caesars Entertainment	Hilton Worldwide	Sugar Factory
Cal Dining at UC Berkeley	Ho-Chunk Gaming	SUNY Cobleskill
Camelback Lodge & Waterpark	Maryland Live! Casino	The Venetian Resort Hotel Casino
Casa Ybel Resort	Norwegian Cruise Line	University of Akron
Casino del Sol Resort	Oxford Casino	Vail Resorts
Compass Group North America	Palm Garden Hotel	Valley View Casino & Hotel
Comanche Nation of Oklahoma	Pinehurst Resort	Vanderbilt University
Copper Mountain	Pinnacle Entertainment	Yale University
The Cosmopolitan of Las Vegas	Prairie Band Casino & Resort

Industry and Markets

We offer innovative solutions and services for point-of-sale (POS), payment gateway, reservation and table management, property management (PMS), inventory and procurement, business analytics, document management, guest offers management, and mobile and wireless solutions exclusively to the hospitality industry. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare.

The hospitality industry encompasses a wide variety of market sectors and customers. We operate throughout North America, Europe and Asia, with headquarters located in Alpharetta, GA. Sales to customers outside of the United States represent approximately 5% of total sales.

The hospitality industry is highly fragmented and composed of a number of defined markets including lodging, casinos, cruise ships, resorts and spas, franchise operators, restaurant chains, stadia, and arenas among others. For example, in the lodging segment, no single hotel brand accounts for more than 4% of all hotel rooms in the United States. According to STR Global, in 2017 the U.S. hotel industry set records for supply (roughly 1.87 billion room-nights available) and demand (roughly 1.23 billion room-nights sold). Based on percentage growth for the year, demand (+2.7%) significantly outpaced supply (+1.8%), even though the supply growth figure was the largest for the industry since 2009. STR further reported that compared with 2016, US hotel occupancy increased by +0.9% to 65.9%, average daily rate (ADR) increased by +2.1% to US$126.72, and revenue per available room (RevPAR)increased by +3.0% to US$83.57.

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

We have a significant customer base in the commercial casino and gaming sector. According to CPA firm Rubin Brown's Gaming Services Group, US Gaming industry annual revenues grew to nearly $76 billion in 2017, as compared to approximately $73 billion in 2016. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the corporate market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing PMS systems to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as gaming operators migrate toward cashless operations, optimization of non-gaming spend and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs.

We also have expertise in serving the unique needs of Cruise ship operators. Guests and potential customers are expecting an experience that reflects their unique tastes, preferences and travel habits, and cruise operators have seen the need to adequately support the increasing level of personalization and detail required to capture the highest level of guest satisfaction. Our products and services are designed to best help them deliver on this critical part of their business. According to the Cruise Lines International Association and Cruise Market Watch 2018, cruise lines continued the growth trends of recent years in 2017. The worldwide cruise ship fleet currently stands at 365 ships and the current order book includes 106 new ships to be delivered by 2027. The industry carried an estimated 25.2 million passengers in 2017, up from nearly 24.2 million passengers in 2016.

Customers

Our customers include large, medium-sized and boutique companies, both owned and franchised, as well as divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important, particularly in the lodging, casino, destination resort, cruise line, foodservice industries where competition for guest recruitment is intense. Our current customer base is highly fragmented, with the exception of one customer representing 10% of consolidated revenue for the year ended March 31, 2017.

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

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include Oracle Corp., NCR, Constellation Software, Inc., Amadeus IT Group and Infor. We also compete with software companies like Vivonet, POSitouch, Northwind and Appetize Technologies. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of May 21, 2018, we had 841 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

Our ability to attract and retain customers depends to a large extent on our relationships with our customers and our reputation for high quality services and solutions. As a result, if a customer is not satisfied with our services or solutions, our reputation may be damaged. Moreover, if we fail to meet our clients' performance expectations, we may lose clients and be subject to legal liability, particularly if such failure adversely impacts our clients' businesses.

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

As of March 31, 2018 we had $19.6 million, $8.5 million, and $45.2 million of goodwill, intangible assets, net, and software development costs, net, respectively, on our consolidated balance sheet. We review our goodwill, intangible assets and capitalized software development costs for impairment on at least an annual basis. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill, intangible assets or capitalized software development in the future.

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

Consolidation in the casino and hospitality industry could adversely affect our business.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2018, the trading price of our common stock ranged from a high close of $12.85 to a low close of $9.13. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

•	economic news or other events generally affecting the trading markets;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;

•	announcements by us or our competitors of acquisitions, new offerings or improvements, significant contracts, commercial relationships or capital commitments;

•	our ability to market new and enhanced solutions on a timely basis;

•
any major change in our board or management; general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

Our largest shareholder, MAK Capital, currently holds approximately 23% of our common shares, which could impact corporate policy and strategy, and MAK Capital's interests may differ from those of other shareholders.

Pursuant to the approval by shareholders of a control share acquisition proposal, MAK Capital holds approximately 23% of our outstanding common shares. As a significant shareholder whose responses could potentially affect the interests of Agilysys and the other shareholders, our Board may consider MAK Capital's potential response to a particular decision of the Board in considering the range of possible corporate policies and strategies in the future, potentially influencing corporate policy and strategic planning.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate services are located in Alpharetta, Georgia where we lease approximately 34,000 square feet of office space. In addition, we lease approximately 34,000 square feet of office space in Las Vegas, Nevada, 12,000 square feet of office space in Bellevue, Washington, 12,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 35,000 square feet of office space in Chennai, India and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

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

2018	High	Low
Fourth quarter	$13.00	$10.77
Third quarter	$12.98	$11.30
Second quarter	$12.14	$9.80
First quarter	$10.30	$9.08

2017	High	Low
Fourth quarter	$11.07	$8.60
Third quarter	$11.29	$8.17
Second quarter	$12.00	$9.82
First quarter	$12.15	$9.13

The closing price of the common shares on May 21, 2018, was $12.71 per share. There were 1,597 active shareholders of record.

We did not pay dividends in fiscal 2018 or 2017 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2013 through March 31, 2018. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2013	2014	2015	2016	2017	2018
Agilysys, Inc.	$100.00	$134.81	$98.99	$102.72	$95.07	$119.92
Russell 2000	$100.00	$124.90	$135.15	$121.96	$153.94	$172.09
Peer Group	$100.00	$133.75	$158.50	$136.61	$168.19	$222.30

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

	Year ended March 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Operating results
Net revenue	$127,360	$127,678	$120,366	$103,514	$101,261
Gross profit	64,417	63,785	68,106	60,081	64,040
Operating loss	(12,080)	(11,408)	(4,313)	(12,467)	(6,188)
Loss from continuing operations, net of taxes	(8,350)	(11,721)	(3,765)	(11,497)	(2,895)
Income from discontinued operations, net of taxes	—	—	—	—	19,992
Net (loss) income	$(8,350)	$(11,721)	$(3,765)	$(11,497)	$17,097

Per share data (1)
Basic and diluted
Loss from continuing operations	$(0.37)	$(0.52)	$(0.17)	$(0.51)	$(0.13)
Income from discontinued operations	—	—	—	—	0.90
Net (loss) income	$(0.37)	$(0.52)	$(0.17)	$(0.51)	$0.77

Weighted-average shares outstanding - basic and diluted	22,801	22,615	22,483	22,338	22,135

Balance sheet data at year end
Cash and cash equivalents	$39,943	$49,255	$60,608	$75,067	$99,566
Working capital	19,343	27,183	41,401	54,407	81,711
Total assets	157,207	167,305	185,157	181,525	190,895
Total debt	177	237	333	189	335
Total shareholders’ equity	108,431	113,669	123,473	124,188	132,873

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

The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 7 of this Annual Report titled, "Financial Statements and Supplementary Data." Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 3 of this Annual Report and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), payment gateway, reservation and table management, property management (PMS), inventory and procurement, business analytics, document management, guest offers management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of individual preferences and interactions. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

The sales of our Retail Solutions Group (RSG) business and United Kingdom business entity (UK entity) each represented a disposal of a component of an entity. As such, the operating results of RSG and the UK entity have been reported as a component of discontinued operations in Item 6. Selected Financial Data, of this Annual Report, for the twelve months ended March 31, 2014.

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

Results of Operations

Fiscal 2018 Compared with Fiscal 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2018 and 2017:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$33,699	$38,339	$(4,640)	(12.1)%
Support, maintenance and subscription services	69,068	63,308	5,760	9.1%
Professional services	24,593	26,031	(1,438)	(5.5)%
Total net revenue	127,360	127,678	(318)	(0.2)%
Cost of goods sold:
Products, inclusive of developed technology amortization	26,381	28,244	(1,863)	(6.6)%
Support, maintenance and subscription services	16,688	16,965	(277)	(1.6)%
Professional services	19,874	18,684	1,190	6.4%
Total cost of goods sold	62,943	63,893	(950)	(1.5)%
Gross profit	64,417	63,785	632	1.0%
Gross profit margin	50.6%	50.0%
Operating expenses:
Product development	27,936	29,048	(1,112)	(3.8)%
Sales and marketing	18,075	20,823	(2,748)	(13.2)%
General and administrative	24,028	19,875	4,153	20.9%
Depreciation of fixed assets	2,631	2,409	222	9.2%
Amortization of intangibles	1,879	1,392	487	35.0%
Restructuring, severance and other charges	1,798	1,561	237	15.2%
Legal settlements	150	85	65	76.5%
Operating loss	$(12,080)	$(11,408)	$(672)	5.9%
Operating loss percentage	(9.5)%	(8.9)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2018	2017
Net revenue:
Products	26.5%	30.0%
Support, maintenance and subscription services	54.2	49.6
Professional services	19.3	20.4
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	20.7	22.1
Support, maintenance and subscription services	13.1	13.3
Professional services	15.6	14.6
Total net cost of goods sold	49.4	50.0
Gross profit	50.6	50.0
Operating expenses:
Product development	21.9	22.8
Sales and marketing	14.2	16.3
General and administrative	18.9	15.6
Depreciation of fixed assets	2.1	1.9
Amortization of intangibles	1.5	1.1
Restructuring, severance and other charges	1.4	1.2
Legal settlements	0.1	0.1
Operating loss	(9.5)%	(8.9)%

Net revenue.  Total revenue decreased $0.3 million, or 0.2%, in fiscal 2018 compared to fiscal 2017. Products revenue decreased $4.6 million, or 12.1%, while support, maintenance and subscription services revenue increased $5.8 million, or 9.1%, as a result of continued focus on selling hosted perpetual and subscription services revenue which increased 35.0% year over year. Hosted perpetual and subscription services revenue comprised 16% of total consolidated revenues in 2018 compared to 12% in 2017. Professional services revenue decreased $1.4 million, or 5.5%, primarily as a result of a decrease in proprietary services of $1.5 million offset by an increase in remarketed services of $0.1 million.

Gross profit and gross profit margin. Our total gross profit increased $0.6 million, or 1.0%, in fiscal 2018 and total gross profit margin increased 0.6% to 50.6%. Products gross profit decreased $2.8 million and gross profit margin decreased 4.6% to 21.7% primarily as a result of lower product revenue coupled with higher amortization of developed technology by $2.0 million, related to the previously announced general availability of the latest version of our rGuest Buy and rGuest Stay software development costs that were placed into service in the first and second quarters of fiscal 2017, and the second quarter of fiscal 2018.

Support, maintenance and subscription services gross profit increased $6.0 million and gross profit margin increased 2.6% to 75.8% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $2.6 million and gross profit margin decreased 9.0% to 19.2% due to lower professional services revenues on a higher cost structure following a recent alignment toward enabling the Company to provide more customer-centric services going forward.

Operating expenses

Operating expenses, excluding the charges for impairments and other fair value adjustments, legal settlements and restructuring, severance and other charges, increased $1.0 million, or 1.4%, in fiscal 2018 compared with fiscal 2017. As a percent of total revenue, operating expenses have increased 0.9% in fiscal 2018 compared with fiscal 2017.

Product development.  Product development includes all expenses associated with research and development. Product development decreased $1.1 million, or 3.8%, during fiscal 2018 as compared to fiscal 2017. This decrease is primarily driven by our shift from contract labor to internal resources resulting in a decrease in contract labor of $5.9 million and an increase in payroll related expenses of $4.7 million.

Sales and marketing.  Sales and marketing decreased $2.7 million, or 13.2%, in fiscal 2018 compared with fiscal 2017. The change is due primarily to a decrease of $2.2 million in incentive commissions related to revision of our commission plan from total contract value to annual contract value coupled with lower bookings in fiscal 2018.

General and administrative.  General and administrative increased $4.2 million, or 20.9%, in fiscal 2018 compared to fiscal 2017. The change is due primarily to increases of $2.5 million in stock compensation expense related to executive stock grants and the impact of removing forfeiture rates as a result of adopting ASU No. 2016-09, coupled with forfeitures in the prior year due to the departure of former executives. In addition, there was an increase of $1.6 million in payroll related expenses as a result of additional headcount including new hires throughout our operating locations.

Depreciation of fixed assets.  Depreciation of fixed assets increased $0.2 million or 9.2% in fiscal 2018 as compared to fiscal 2017.

Amortization of intangibles.  Amortization of intangibles increased $0.5 million, or 35.0%, in fiscal 2018 as compared to fiscal 2017 due to our latest version of rGuest Pay being placed into service on March 31, 2017.

Restructuring, severance and other charges. Restructuring, severance, and other charges increased $0.2 million during fiscal 2018 compared to fiscal 2017 related to our ongoing efforts to create more efficient teams across the business, which included certain executive changes during the year.

Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Impairments and other fair value adjustments. There were no impairments and other fair value adjustments in fiscal 2018 or 2017.

Legal settlements. During fiscal 2018 and 2017, we recorded $0.2 million and $0.1 million, respectively, in legal settlements for employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other (income) expense:
Interest income	$(98)	$(162)	$(64)	(39.5)%
Interest expense	10	15	5	33.3%
Other (income) expense, net	(391)	224	615	nm
Total other (income) expense, net	$(479)	$77	$556	nm
nm - not meaningful

Interest income.  Interest income decreased $64,000 during fiscal 2018 as compared to fiscal 2017.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies.

Other (income) expense, net. Other (income) expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Income tax (benefit) expense	$(3,251)	$236	$3,487	nm
Effective tax rate	(28.0)%	(2.1)%

nm - not meaningful

For fiscal 2018, the effective tax rate was different than the statutory rate due primarily to the impact of the Tax Act reform. The Company recorded a benefit of approximately $3.3 million resulting from the effect of a reduction in the deferred rate and the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences. At March 31, 2018, we had $198.7 million of a federal net operating loss carryforward that expires, if unused, in fiscal years 2031 to 2038.

For fiscal 2017, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.1 million of tax and zero to $0.2 million of interest based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets generated prior to Tax Act reform depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences.

Fiscal 2017 Compared to Fiscal 2016

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2017 and 2016:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2017	2016	$	%
Net revenue:
Products	$38,339	$41,445	$(3,106)	(7.5)%
Support, maintenance and subscription services	63,308	60,104	3,204	5.3%
Professional services	26,031	18,817	7,214	38.3%
Total net revenue	127,678	120,366	7,312	6.1%
Cost of goods sold:
Products, inclusive of developed technology amortization	28,244	23,326	4,918	21.1%
Support, maintenance and subscription services	16,965	15,394	1,571	10.2%
Professional services	18,684	13,540	5,144	38.0%
Total cost of goods sold	63,893	52,260	11,633	22.3%
Gross profit	63,785	68,106	(4,321)	(6.3)%
Gross profit margin	50.0%	56.6%
Operating expenses:
Product development	29,048	26,688	2,360	8.8%
Sales and marketing	20,823	19,740	1,083	5.5%
General and administrative	19,875	21,818	(1,943)	(8.9)%
Depreciation of fixed assets	2,409	2,199	210	9.5%
Amortization of intangibles	1,392	1,243	149	12.0%
Restructuring, severance and other charges	1,561	283	1,278	451.6%
Impairments and other fair value adjustments	—	180	(180)	(100.0)%
Legal settlements	85	268	(183)	(68.3)%
Operating loss	$(11,408)	$(4,313)	$(7,095)	164.5%
Operating loss percentage	(8.9)%	(3.6)%
nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2017	2016
Net revenue:
Products	30.0%	34.4%
Support, maintenance and subscription services	49.6	50.0
Professional services	20.4	15.6
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	22.1	19.4
Support, maintenance and subscription services	13.3	12.8
Professional services	14.6	11.2
Total cost of goods sold	50.0	43.4
Gross profit	50.0	56.6
Operating expenses:
Product development	22.8	22.2
Sales and marketing	16.3	16.4
General and administrative	15.6	18.1
Depreciation of fixed assets	1.9	1.8
Amortization of intangibles	1.1	1.0
Restructuring, severance and other charges	1.2	0.1
Impairments and other fair value adjustments	—	0.2
Legal settlements	0.1	0.2
Operating loss	(8.9)%	(3.6)%

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

Legal settlements. During fiscal 2017 and 2016, we recorded $0.1 million and $0.3 million, respectively, in legal settlements for employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Other (income) expenses
Interest income	$(162)	$(92)	$70	76.1%
Interest expense	15	29	14	48.3%
Other (income) expense, net	224	(491)	(715)	145.6%
Total other (income) expense, net	$77	$(554)	$(631)	113.9%

nm - not meaningful

Interest income.  Interest income increased $70,000 during fiscal 2017 as compared to fiscal 2016.

Interest expense. Interest expense consists of costs associated with capital leases and loans on corporate-owned life insurance policies.

Other (income) expense, net. Other (income) expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2017	2016	$	%
Income tax benefit	$236	$6	$(230)	nm
Effective tax rate	(2.1)%	0.2%

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2018. We believe that cash flow from operating activities, cash on hand of $39.9 million as of March 31, 2018, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2018 and March 31, 2017, our total debt was approximately $0.2 million and $0.2 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2018, 100% of our cash and cash equivalents, of which 93% is located in the United States, were deposited in bank accounts or invested in highly liquid investments with original maturity from date of acquisition of three months or less, including investments in commercial paper. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Year ended March 31,
(In thousands)	2018	2017	2016
Net cash (used in) provided by continuing operations:
Operating activities	$6,874	$3,433	$7,218
Investing activities	(15,085)	(13,865)	(21,013)
Financing activities	(1,295)	(847)	(577)
Effect of exchange rate changes on cash	194	(74)	(87)
Cash flows (used in) provided by continuing operations	$(9,312)	$(11,353)	$(14,459)

Cash flow provided by operating activities. Cash flows provided by operating activities were $6.9 million in fiscal 2018. The provision of cash was due primarily to our operating loss of $12.1 million adjusted for $19.2 million in non-cash expense including depreciation, amortization, and share based compensation.

Cash flows provided by operating activities were $3.4 million in fiscal 2017. The provision of cash included $6.4 million in increased collections on accounts receivable.

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

Cash flow used in investing activities. Cash flows used in investing activities in fiscal 2018 were $15.1 million. This is primarily attributed to $8.9 million in development of proprietary software and $6.1 million for purchase of property and equipment, including internal use software.

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

Cash flow used in financing activities from continuing operations.  Respectively, in fiscal 2018, 2017, and 2016, the $1.3 million, $0.8 million, and $0.6 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the exercise price of the options, and payments on capital lease obligations.

Investments

Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies for certain former executives, for which some are endorsement split-dollar life insurance arrangements. We entered into non-cancelable agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the consolidated balance sheets at the balance sheet date, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities" in the Consolidated Balance Sheets at the balance sheet date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2018.

(In thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases (1)	$14,869	$3,751	$6,843	$3,558	$717
Capital leases	193	129	64	—	—
Asset retirement obligation	400	—	150	250
Total contractual obligations (2)	$15,462	$3,880	$7,057	$3,808	$717

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 11, Commitments and Contingencies.

(2)
At March 31, 2018, we had a $1.5 million liability reserve for unrecognized income tax positions which is not reflected in the table above.  The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities.   Additional information regarding unrecognized tax positions is provided in Note 9 to the Consolidated Financial Statements titled, Income Taxes.

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

We recorded a valuation allowance of $54.3 million as of March 31, 2018 and $80.0 million as of March 31, 2017, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. Our income taxes are described further in Note 9 to Consolidated Financial Statements titled, Income Taxes.

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

During the fourth quarter of fiscal 2015, certain restructuring activities incurred to better align product development, sales and marketing and general and administrative functions impacted the expected remaining useful life of the products under the Eatec® trade name. The trade name was determined to have a finite life and subsequently written down to its fair value to be amortized over five years. The remaining indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. Additional information regarding our intangible assets is provided in Note 5, Intangible Assets and Software Development Costs.

Restructuring Charges.  We recognize restructuring charges when a plan that materially changes the scope of our business, or the manner in which that business is conducted, is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. Our restructuring reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term. Our restructuring charges are described further in Note 3 to Consolidated Financial Statements titled, Restructuring Charges.

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

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 13 to the accompanying Consolidated Financial Statements titled, Share-Based Compensation.

Capitalized Software Development Costs.  The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $8.2 million, $11.9 million and

$13.3 million during fiscal 2018, 2017 and 2016, respectively. Amortization of developed capitalized software was $10.0 million, $8.0 million and $0.9 million during fiscal 2018, 2017 and 2016, respectively.

Adopted and Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which amends the accounting for stock-based compensation. The guidance requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than of stockholders’ equity and also allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted the ASU in the quarter ended June 30, 2017, which is the first quarter for our annual period beginning April 1, 2017.  The following summarizes the effects of the adoption on the Company's consolidated financial statements:

Income taxes - In the first quarter of 2018, we did not recognize the discrete benefit related to $4.4 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation due to the Company’s full valuation allowance on its U.S. federal net operating losses.

Forfeitures - Prior to adoption, the Company recognized share-based compensation expense net of estimated forfeitures based on a rate management updated at least annually to reflect expected forfeitures over the vesting period. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. The Company applied the modified retrospective adoption approach and recorded a cumulative-effect adjustment of approximately $0.7 million to opening retained earnings. Prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have, but anticipate that the new guidance will materially impact our consolidated financial statements given the significance of our leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We adopted ASU No. 2014-09 under the modified retrospective option effective April 1, 2018.

We have completed several key accounting assessments related to the standard and are in the process of finalizing our remaining assessments and quantifying the required cumulative effect adjustments upon adoption. We continue to evaluate and implement changes to related processes, systems, and internal controls. Our evaluation has included determining whether the unit of account (performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each of our performance obligations. We believe our performance obligations will remain substantially unchanged from current guidance.

We currently allocate revenue to our software licenses under the residual method when VSOE exists for the remaining undelivered elements. The residual method allocates any future credits or significant discounts entirely to the software license. The adoption of ASU No. 2014-09 will result in future credits, significant discounts, and material rights under this guidance to be allocated to all performance obligations based upon their relative standalone selling prices. Under the new standard, additional software license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer, which is generally upon delivery of the license. We have not been required to defer a significant amount of revenue due to insufficient VSOE and do not anticipate the updated standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, will have a significant impact on our consolidated financial statements. We do not expect the new standard to materially impact the amount or timing of the majority of revenue recognized in our consolidated financial statements.

Upon adoption of the new standard, we expect to begin deferring commissions earned by our internal sales force and subsequently amortizing these deferred commissions over the expected benefit period, which may be the estimated life of the customer relationship, if renewals are expected, and the renewal commission is not commensurate with the initial commission. We are still in the process of quantifying the impact of the new standard on these costs related to our customer contracts.

For sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional, which will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. As of March 31, 2018, our accounts receivable and deferred revenue were offset by approximately $10.2 million for unpaid amounts. The right to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time will be reclassified from accounts receivable to contract assets under the new standard.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2018, 2017 and 2016, revenue from international operations was 8%, 6% and 4%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2018, 2017 and 2016 fiscal years. At March 31, 2018, a hypothetical 10% weakening of the U.S. dollar would not materially affect our financial statements.

We believe inflation has had a nominal effect on our results of operations in fiscal years 2018, 2017 and 2016 and do not expect inflation to be a significant factor in fiscal 2019.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 25, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the company's auditor since the fiscal year ended March 31, 2016.

Atlanta, GA
May 25, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2018, and our report dated May 25, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Atlanta, GA
May 25, 2018

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$39,943	$49,255
Accounts receivable, net of allowance for doubtful accounts of $900 and $509, respectively	16,389	15,598
Inventories	1,999	2,211
Prepaid expenses and other current assets	5,593	6,456
Total current assets	63,924	73,520
Property and equipment, net	17,512	16,000
Goodwill	19,622	19,622
Intangible assets, net	8,484	8,530
Software development costs, net	45,181	46,999
Other non-current assets	2,484	2,634
Total assets	$157,207	$167,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,400	$8,702
Deferred revenue	26,820	29,183
Accrued liabilities	9,241	8,331
Capital lease obligations, current	120	121
Total current liabilities	44,581	46,337
Deferred income taxes, non-current	227	3,181
Capital lease obligations, non-current	57	116
Other non-current liabilities	3,911	4,002
Commitments and contingencies (see Note 11)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,324,679 and 23,210,682 shares outstanding at March 31, 2018 and March 31, 2017, respectively	9,482	9,482
Treasury shares, 8,282,152 and 8,396,149 at March 31, 2018 and March 31, 2017, respectively	(2,486)	(2,519)
Capital in excess of stated value	(1,911)	(5,782)
Retained earnings	103,601	112,692
Accumulated other comprehensive loss	(255)	(204)
Total shareholders' equity	108,431	113,669
Total liabilities and shareholders' equity	$157,207	$167,305

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2018	2017	2016
Net revenue:
Products	$33,699	$38,339	$41,445
Support, maintenance and subscription services	69,068	63,308	60,104
Professional services	24,593	26,031	18,817
Total net revenue	127,360	127,678	120,366
Cost of goods sold:
Products, inclusive of developed technology amortization	26,381	28,244	23,326
Support, maintenance and subscription services	16,688	16,965	15,394
Professional services	19,874	18,684	13,540
Total cost of goods sold	62,943	63,893	52,260
Gross profit	64,417	63,785	68,106
Gross profit margin	50.6%	50.0%	56.6%
Operating expenses:
Product development	27,936	29,048	26,688
Sales and marketing	18,075	20,823	19,740
General and administrative	24,028	19,875	21,818
Depreciation of fixed assets	2,631	2,409	2,199
Amortization of intangibles	1,879	1,392	1,243
Restructuring, severance and other charges	1,798	1,561	283
Impairments and other fair value adjustments	—	—	180
Legal settlements	150	85	268
Total operating expense	76,497	75,193	72,419
Operating loss	(12,080)	(11,408)	(4,313)
Other (income) expense:
Interest income	(98)	(162)	(92)
Interest expense	10	15	29
Other (income) expense, net	(391)	224	(491)
Loss before taxes	(11,601)	(11,485)	(3,759)
Income tax (benefit) expense	(3,251)	236	6
Net loss	$(8,350)	$(11,721)	$(3,765)

Weighted average shares outstanding - basic and diluted	22,801	22,615	22,483

Net loss per share-basic and diluted	$(0.37)	$(0.52)	$(0.17)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended March 31,
(In thousands)	2018	2017	2016
Net loss	$(8,350)	$(11,721)	$(3,765)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(51)	(27)	(26)
Total comprehensive loss	$(8,401)	$(11,748)	$(3,791)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2018	2017	2016
Operating activities
Net loss	$(8,350)	$(11,721)	$(3,765)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Net restructuring, severance and other charges	227	(224)	(333)
Net legal settlements	—	(100)	185
Impairments and other fair value adjustments	—	—	87
Loss on disposal of property & equipment	—	70	381
Depreciation	2,631	2,409	2,199
Amortization	1,879	1,392	1,243
Amortization of developed technology	10,016	8,012	1,022
Share-based compensation	4,688	2,427	3,405
Contingent consideration adjustment	—	—	93
Deferred income taxes	(3,085)	142	23
Change in cash surrender value of company owned life insurance policies	(17)	(18)	(564)
Changes in operating assets and liabilities:
Accounts receivable	(719)	6,372	3,237
Inventories	229	476	(2,051)
Prepaid expense	1,485	1,946	(4,532)
Accounts payable	130	554	(7,896)
Deferred revenue	(2,448)	(4,034)	9,364
Accrued liabilities	653	(4,250)	5,330
Income taxes receivable	(19)	45	16
Other changes, net	(426)	(65)	(226)
Net cash provided by operating activities	6,874	3,433	7,218
Investing activities
Capital expenditures	(6,140)	(4,158)	(5,900)
Capitalized software development costs	(8,918)	(11,888)	(15,048)
Additional (investments in) proceeds from corporate-owned life insurance policies	(27)	2,181	(65)
Net cash used in investing activities	(15,085)	(13,865)	(21,013)
Financing activities
Payments to settle contingent consideration arising from business acquisitions	—	(197)	—
Principal payments under long-term obligations	(124)	(117)	(142)
Repurchase of common shares to satisfy employee tax withholding	(1,171)	(533)	(435)
Net cash used in financing activities from continuing operations	(1,295)	(847)	(577)
Effect of exchange rate changes on cash	194	(74)	(87)
Net decrease in cash and cash equivalents	(9,312)	(11,353)	(14,459)
Cash and cash equivalents at beginning of period	49,255	60,608	75,067
Cash and cash equivalents at end of period	$39,943	$49,255	$60,608

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2015	31,607	$9,482	(8,817)	$(2,646)	$(10,675)	$128,178	$(151)	$124,188
Non-cash share based compensation expense	—	—	—	—	3,405	—	—	3,405
Restricted shares issued	—	—	181	54	(54)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	2	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(30)	(9)	(320)	—	—	(329)
Net loss	—	—	—	—	—	(3,765)	—	(3,765)
Unrealized translation adjustment	—	—	—	—	—	—	(26)	(26)
Balance at March 31, 2016	31,607	$9,482	(8,664)	$(2,600)	$(7,645)	$124,413	$(177)	$123,473
Non-cash share based compensation expense	—	—	—	—	2,427	—	—	2,427
Restricted shares issued, net	—	—	277	83	(83)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	33	10	(10)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(43)	(12)	(471)	—	—	(483)
Net loss	—	—	—	—	—	(11,721)	—	(11,721)
Unrealized translation adjustment	—	—	—	—	—	—	(27)	(27)
Balance at March 31, 2017	31,607	$9,482	(8,397)	$(2,519)	$(5,782)	$112,692	$(204)	$113,669
Cumulative effect of change in accounting policy	—	—	—	—	741	(741)	—	—
Non-cash share based compensation expense	—	—	—	—	4,463	—	—	4,463
Restricted shares issued, net	—	—	213	64	(64)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	8	2	(2)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(107)	(33)	(1,267)	—	—	(1,300)
Net loss	—	—	—	—	—	(8,350)	—	(8,350)
Unrealized translation adjustments	—	—	—	—	—	—	(51)	(51)
Balance at March 31, 2018	31,607	$9,482	(8,283)	$(2,486)	$(1,911)	$103,601	$(255)	$108,431

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys is a leading technology company that provides innovative software and services for point-of-sale (POS), payment gateway, reservation and table management, property management (PMS), inventory and procurement, business analytics, document management, guest offers management, and mobile and wireless solutions exclusively to the hospitality industry.  Our products and services allow operators to streamline operations, improve efficiency and understand customer needs across their properties to deliver a superior overall guest experience. The result is improved guest loyalty, growth in wallet share and increased revenue as they connect and transact with their guests based upon a single integrated view of individual preferences and interactions. We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Stadia and Healthcare. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2018 refers to the fiscal year ended March 31, 2018.

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

Goodwill and Other Indefinite-Lived Intangible Assets.  Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. The carrying amount of goodwill was $19.6 million as of March 31, 2018 and 2017. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. Based on testing performed, the Company concluded that no impairment of its goodwill has occurred for the years ended March 31, 2018, 2017 and 2016.

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

Revenue recognition.   We derive revenue from the sale of products (i.e., server, storage, and point of sale hardware, and software), support, maintenance and subscription services and professional services. Revenue is recorded in the period in which the goods are delivered or services are rendered and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. We reduce revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances. Discounts are offered based on the volume of products and services purchased by customers. Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies. For the fiscal years 2018, 2017 and 2016, revenue from international operations was 8%, 6% and 4%, respectively of total revenue. Our current customer base is highly fragmented, with the exception of one customer representing 10% of consolidated revenue for the year ended March 31, 2017.

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
Fair value measurements. We measure the fair value of financial assets and liabilities on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of financial assets and liabilities, we use various valuation techniques. Additional information regarding fair value measurements is provided in Note 14, Fair Value Measurements.

Investments in corporate-owned life insurance policies. Agilysys invests in corporate-owned life insurance policies, for which some are endorsement split-dollar life insurance arrangements. We entered into non-cancelable agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. During fiscal 2017, we received $2.2 million related to the death benefit due to us on redemption of two of these policies. In the consolidated balance sheets at the balance sheet date, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Additional information regarding the investments in corporate-owned life insurance policies is provided in Note 10, Employee Benefit Plans.

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

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. Our income taxes are described further in Note 9, Income Taxes.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $2.7 million, $2.6 million and $1.7 million in fiscal 2018, 2017 and 2016, respectively.

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

Adopted and Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which amends the accounting for stock-based compensation. The guidance requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than of stockholders’ equity and also allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted the ASU in the quarter ended June 30, 2017, which is the first quarter for our annual period beginning April 1, 2017.  The following summarizes the effects of the adoption on the Company's consolidated financial statements:

Income taxes - In the first quarter of 2018, we did not recognize the discrete benefit related to $4.4 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation due to the Company’s full valuation allowance on its U.S. federal net operating losses.

Forfeitures - Prior to adoption, the Company recognized share-based compensation expense net of estimated forfeitures based on a rate management updated at least annually to reflect expected forfeitures over the vesting period. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. The Company applied the modified retrospective adoption approach and recorded a cumulative-effect adjustment of approximately $0.7 million to opening retained earnings. Prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have, but anticipate that the new guidance will materially impact our consolidated financial statements given the significance of our leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We adopted ASU No. 2014-09 under the modified retrospective option effective April 1, 2018.

We have completed several key accounting assessments related to the standard and are in the process of finalizing our remaining assessments and quantifying the required cumulative effect adjustments upon adoption. We continue to evaluate and implement changes to related processes, systems, and internal controls. Our evaluation has included determining whether the unit of account (performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each of our performance obligations. We believe our performance obligations will remain substantially unchanged from current guidance.

We currently allocate revenue to our software licenses under the residual method when VSOE exists for the remaining undelivered elements. The residual method allocates any future credits or significant discounts entirely to the software license. The adoption of ASU No. 2014-09 will result in future credits, significant discounts, and material rights under this guidance to be allocated to all performance obligations based upon their relative standalone selling prices. Under the new standard, additional software license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer, which is generally upon delivery of the license. We have not been required to defer a significant amount of revenue due to insufficient VSOE and do not anticipate the updated standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, will have a significant impact on our consolidated financial statements. We do not expect the new standard to materially impact the amount or timing of the majority of revenue recognized in our consolidated financial statements.

Upon adoption of the new standard, we expect to begin deferring commissions earned by our internal sales force and subsequently amortizing these deferred commissions over the expected benefit period, which may be the estimated life of the customer relationship, if renewals are expected, and the renewal commission is not commensurate with the initial commission. We are still in the process of quantifying the impact of the new standard on these costs related to our customer contracts.

For sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional, which will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. As of March 31, 2018, our accounts receivable and deferred revenue were offset by approximately $10.2 million for unpaid amounts. The right to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time will be reclassified from accounts receivable to contract assets under the new standard.

There will be a corresponding tax effect in relation to the above noted impacts, which is still being evaluated.

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

Fiscal 2018 Restructuring Plan

During fiscal 2018, we continued our ongoing efforts to create more efficient teams across the business, which included certain executive changes during the year. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2018 restructuring plan, comprised of severance and other employee related benefits. As of March 31, 2018, there was a remaining liability of $0.2 million for the fiscal 2018 restructuring plan.

Fiscal 2016 Restructuring Plan

In the fourth quarter of fiscal 2016, we continued our efforts to better align product development and general and administrative functions with our company strategy and to reduce operating costs. To date, we have recorded $0.5 million in restructuring charges related to the fiscal 2016 restructuring plan, comprised of severance, other employee related benefits and early lease termination. As of March 31, 2017 there was no remaining liability for the fiscal 2016 restructuring plan.
Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2017	Provision	Payments	2018
Fiscal 2018 Restructuring Plan:
Severance and employment costs	$—	$1,639	$(1,441)	$198
Total restructuring costs	—	1,639	(1,441)	198

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2016	Provision	Payments	2017
Fiscal 2016 Restructuring Plan:
Severance and employment costs	$311	$200	$(511)	$—
Lease early terminations	—	43	(43)	—
Total restructuring costs	311	243	(554)	—

4. Property and Equipment, Net

Property and equipment at March 31, 2018 and 2017 is as follows:

	Year ended March 31,
(In thousands)	2018	2017

Furniture and equipment	$10,671	$7,955
Software	11,885	12,013
Leasehold improvements	6,819	6,317
Project expenditures not yet in use	4,187	2,217
	33,562	28,502
Accumulated depreciation and amortization	(16,050)	(12,502)
Property and equipment, net	$17,512	$16,000

Total depreciation expense on property and equipment was $2.6 million, $2.4 million, and $2.2 million during fiscal 2018, 2017 and 2016, respectively.

The Company capitalizes internal-use software, including software used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software.
Total amortization expense on capitalized internal-use software was $1.8 million, $1.4 million and $1.2 million during fiscal 2018, 2017, and 2016, respectively.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2018 and 2017 are as follows:

	Year ended March 31,
(In thousands)	2018	2017

Capital leases	$679	$702
Less accumulated depreciation	(509)	(474)
Assets under capital lease, net	$170	$228

5. Intangible Assets and Software Development Costs
The following table summarizes our intangible assets and software development costs at March 31, 2018, and 2017:

	2018			2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,660	(10,398)	262	10,660	(10,398)	262
Accumulated impairment	(262)	N/A	(262)	(262)	N/A	(262)
Trade names	230	(146)	84	230	(100)	130
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,099)	84	24,183	(24,053)	130
Indefinite-lived intangible assets:
Trade names	9,200	N/A	9,200	9,200	N/A	9,200
Accumulated impairment	(570)	N/A	(570)	(570)	N/A	(570)
Finite life reclassification	(230)	N/A	(230)	(230)	N/A	(230)
	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,099)	$8,484	$32,583	$(24,053)	$8,530

Software development costs	$54,759	$(20,372)	$34,387	$47,989	$(10,356)	$37,633
Project expenditures not yet in use	12,185	N/A	12,185	10,757	N/A	10,757
Accumulated impairment	(1,391)	N/A	(1,391)	(1,391)	N/A	(1,391)
Total software development costs	$65,553	$(20,372)	$45,181	$57,355	$(10,356)	$46,999

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis™ as of March 31, 2018 and 2017 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis™ indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2018, 2017 and 2016.

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

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2019	$10,504
2020	9,765
2021	9,680
2022	2,568
2023	563
Total	$33,080

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $10.0 million, $8.0 million and $1.0 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $46,000 for the fiscal years ended March 31, 2018, 2017 and 2016. These charges are classified as operating expenses within the Consolidated Statements of Operations.

Capitalized software development costs are carried on our balance sheet at net realizable value, net of accumulated amortization. We capitalized approximately $8.2 million, $11.9 million and $13.3 million during fiscal 2018, 2017 and 2016, respectively.

6. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2018, and 2017:

(In thousands)	2018	2017
Capital lease obligations	$177	$237
Less: current maturities	(120)	(121)
Long -term capital lease obligations	$57	$116

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2021. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Assets recorded under capital leases were $0.7 million as of March 31, 2018 and 2017. Accumulated depreciation related to assets recorded under capital leases was $0.5 million as of March 31, 2018 and 2017. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2018, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2019	$129
2020	27
2021	37
Total minimum lease payments	$193
Less: amount representing interest	(16)
Present value of minimum lease payments	$177

Interest rates on capitalized leases of 4.5% are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2018	2017	2016
Cash payments for interest, net	(88)	(147)	(64)
Cash payments for income tax, net	(227)	19	17
Acquisition of property and equipment under lease obligations	64	21	287
Accrued capital expenditures	83	411	59
Accrued capitalized software development costs	201	922	959
Leasehold improvements acquired under operating lease arrangement	95	35	997

8. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

	Year ended March 31,
(In thousands)	2018	2017
Accrued liabilities:
Salaries, wages, and related benefits	$6,793	$6,473
Other taxes payable	769	750
Restructuring liabilities	198	—
Severance liabilities	—	11
Professional fees	288	221
Deferred rent	407	433
Other	786	443
Total	$9,241	$8,331

Other non-current liabilities:
Uncertain tax positions	$1,519	$1,479
Deferred rent	2,313	2,444
Other	79	79
Total	$3,911	$4,002

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $16.4 million and $15.6 million as of March 31, 2018 and March 31, 2017, respectively. The related allowance for doubtful accounts was $0.9 million and $0.5 million as of March 31, 2018 and March 31, 2017, respectively.

In January of 2015, Caesars Entertainment Operating Company, Inc. and certain of its affiliates (Caesars) entered bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We filed proof of claim with the Bankruptcy Court identifying approximately $0.7 million of pre-petition claims. Caesars emerged from bankruptcy in October 2017. As of March 31, 2018, we have collected on all of the $0.7 million of pre-petition claims that were outstanding.

9. Income Taxes

For the year ended March 31, loss before income taxes consisted of the following:

(In thousands)	2018	2017	2016
Loss before income taxes
United States	$(11,926)	$(10,967)	$(3,874)
Foreign	325	(518)	115
Total loss before income taxes	$(11,601)	$(11,485)	$(3,759)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2018	2017	2016
Income tax expense (benefit)
Current:
Federal	$66	$10	$(2)
State and local	(446)	5	(52)
Foreign	73	107	59
Deferred:
Federal	(2,985)	96	19
State and local	41	10	10
Foreign	—	8	(28)
Total income tax expense (benefit)	$(3,251)	$236	$6
The following table presents the principal components of the difference between the effective tax rate for continuing operations to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2018	2017	2016
Income tax benefit at the US Federal statutory rate	$(3,654)	$(4,019)	$(1,317)
Benefit for state taxes	(642)	(142)	(54)
Impact of foreign operations	38	158	(9)
Indefinite life assets	335	102	26
Officer life insurance	(5)	(6)	(197)
Change in valuation allowance	3,328	4,007	1,555
Change in liability for unrecognized tax benefits	40	9	(29)
Impact of Tax Act, net	(3,287)	—	—
Meals and entertainment	81	163	100
Equity	476	—	—
Other	39	(36)	(69)
Total income tax expense (benefit)	$(3,251)	$236	$6

On December 22, 2017, the President of the United States of America signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act contains significant changes to corporate taxes, including a permanent reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The reduction in the corporate rate requires a revaluation of certain tax-related assets and liabilities. As a result of the revaluation of our deferred tax assets and liabilities and the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets, we recorded a tax benefit of approximately $3.3 million.

On December 22, 2017 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB No. 118 allows registrants to record provisional amounts for a period up to one year from the date of enactment of the Tax Act when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  It is uncertain if and to what extent various states will enact legislation to conform to the Tax Act.  Because legislative guidance and accounting interpretations are expected in the future, we consider the accounting of the deferred tax remeasurement including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets to be incomplete and therefore only consider amounts related to these items to be reasonably estimated as of March 31, 2018.  We expect to refine and compete the accounting for the Tax Act during Fiscal 2019 as we obtain, prepare, and analyze additional information and as additional legislative, regulatory, and accounting guidance and interpretations become available.

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2018 tax provision results primarily from a reduction in the deferred rate and the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets due to passage of the Tax Act. The 2018 tax provision differs from the statutory rate primarily due to the impact of the Tax Act, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences.

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

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2018	2017
Deferred tax assets:
Accrued liabilities	$2,720	$3,892
Allowance for doubtful accounts	143	126
Inventory valuation reserve	20	38
Federal losses and credit carryforwards	42,713	64,953
Foreign net operating losses	623	392
State losses and credit carryforwards	9,592	9,474
Deferred revenue	652	704
Goodwill and other intangible assets	286	1,332
Other	96	152
	56,845	81,063
Less: valuation allowance	(54,260)	(80,013)
Total	2,585	1,050
Deferred tax liabilities:
Property and equipment & software amortization	(412)	(772)
Indefinite-lived goodwill & intangible assets	(2,277)	(3,459)
Total	(2,689)	(4,231)
Total deferred tax liabilities	$(104)	$(3,181)

At March 31, 2018, we had $198.7 million of a federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038. Included in this net operating loss is $4.4 million of tax deductions in excess of recorded windfall tax benefits associated with stock-based compensation that was recognized upon the implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, that amended several aspects of accounting for share-based payment transactions, including income tax consequences. Our Hong Kong, Malaysia, Singapore and Philippine subsidiaries have $0.3, $0.1, $0.1 and $0.1 million of net operating loss carryforwards respectively. The losses for Hong Kong, Malaysia and Singapore can be carried forward indefinitely while the losses for the Philippines have a 3 year carryforward. At March 31, 2018 our India subsidiary had $0.1 million of minimum alternative tax credits reported as other noncurrent assets on our consolidated balance sheet. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”.  One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations.

At March 31, 2018 we also had $134.7 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2019 through 2038.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2018, the total valuation allowance against deferred tax assets of $54.3 million was comprised of a valuation allowance of $53.7 million for federal and state deferred tax assets, and a valuation allowance of $0.6 million associated with deferred tax assets in Hong Kong, Malaysia, Singapore and the Philippines. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in current and prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $1.7 million and $1.3 million as of March 31, 2018 and 2017, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

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

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2018	2017	2016
Balance at April 1	$988	$1,617	$1,755
Reductions:
Relating to tax settlements	—	—	(85)
Relating to positions taken during prior year	(300)	(604)	—
Relating to lapse in statute	(1)	(25)	(53)
Balance at March 31	$687	$988	$1,617

As of March 31, 2018, we had a liability of $0.7 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $0.3 million as a result of the expiration of various statutes of limitations. We are routinely audited and the outcome of tax examinations could also result in a reduction in unrecognized tax benefits. Other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2018, 2017 and 2016. As of March 31, 2018 and 2017, we had approximately $0.8 million and $0.8 million of interest and penalties accrued.

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

10. Employee Benefit Plans

401(k) Plan

We maintain 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.7 million, $1.4 million, and $1.5 million in fiscal 2018, 2017, and 2016, respectively.

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

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the consolidated balance sheets as of March 31, 2018, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

At March 31, 2017, the aggregate cash surrender value of the underlying corporate-owned split-dollar life insurance contracts which were classified within "Other non-current assets” in our Consolidated Balance Sheets was $0.8 million.

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $17,000 dollars in fiscal 2018, a gain of $18,000 in fiscal 2017 and a gain of $0.6 million in fiscal 2016 related to the corporate-owned life insurance policies.

11. Commitments and Contingencies

Operating Leases

We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through fiscal 2024 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities and equipment leases contain renewal options for periods up to ten years. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2018:

(In thousands)	Amount
Fiscal year ending March 31,
2019	$3,751
2020	3,468
2021	3,375
2022	2,506
2023	1,052
Thereafter	717
Total minimum lease payments	$14,869

Rental expense for all non-cancelable operating leases amounted to $3.2 million, $2.8 million, and $2.7 million for fiscal 2018, 2017, and 2016, respectively.

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

12. Loss per Share

The following data shows the amounts used in computing loss per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,
(In thousands, except per share data)	2018	2017	2016
Numerator:
Net loss	$(8,350)	$(11,721)	$(3,765)

Denominator:
Weighted average shares outstanding - basic and diluted	22,801	22,615	22,483

Loss per share - basic and diluted:
Net loss per share-basic and diluted	$(0.37)	$(0.52)	$(0.17)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	756	1,004	1,682

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 334,817, 490,355 and 343,585 of restricted shares and performance shares at March 31, 2018, 2017 and 2016, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

13. Share-based Compensation

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

We have a 2006 Stock Incentive Plan (the 2006 Plan) that still has vested awards outstanding. Awards are no longer being granted from this incentive plan.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

For stock options and SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of stock option and SSAR awards is seven years from the date of grant. Stock option and SSARs awards vest over a period established by the Compensation Committee of the Board of Directors. SSARs may be granted in conjunction with, or independently from, stock option grants. SSARs granted in connection with a stock option are exercisable only to the extent that the stock option to which it relates is exercisable and the SSARs terminate upon the termination or exercise of the related stock option grants.

Restricted shares and restricted share units, whether time-vested or performance-based, may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance-based awards may be conditioned upon the attainment of specified performance objectives and other conditions, restrictions, and contingencies. Restricted shares and restricted share units have the right to receive dividends, or dividend equivalents in the case of restricted share units, if any, upon vesting, subject to the same forfeiture provisions that apply to the underlying awards. Subject to certain exceptions set forth in the 2016 Plan, for awards to employees, no performance-based restricted shares or restricted share units shall be based on a restriction period of less than one year, and any time-based restricted shares or restricted share units shall have a minimum restriction period of three years.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2018, 2017 and 2016:

	Year ended March 31,
(In thousands)	2018	2017	2016
Product development	$1,306	$1,545	$1,183
Sales and marketing	371	360	68
General and administrative	3,011	522	2,154
Total share-based compensation expense	$4,688	$2,427	$3,405

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled only in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	1.74%-1.94%	0.94%-2.14%	1.53%-1.61%
Expected life (in years)	5	5	5
Expected volatility	32.42% - 32.84%	35.25%-40.22%	46.34%-47.25%
Weighted average grant date fair value	$3.36	$3.69	$3.95

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury bond whose maturity period approximates the expected life of the SSARs. The expected life is estimated using historical data representing the period of time the awards are expected to be outstanding. The estimated fair value of the SSARs granted is recognized over the vesting period of the awards utilizing the graded vesting method. Under this method, the compensation cost related to unvested amounts begins to be recognized as of the grant date.

The following table summarizes the activity during fiscal 2018 for SSARs awarded under the 2016 and 2011 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2017	1,094,978	$10.44
Granted	204,213	10.56
Exercised	(41,691)	9.14
Forfeited	(99,661)	10.02
Cancelled/expired	(54,679)	9.56
Outstanding at March 31, 2018	1,103,160	$10.60	5.2	$1,570
Exercisable at March 31, 2018	604,596	$10.46	4.6	$996
Vested and expected to vest at March 31, 2018	1,103,160	$10.60	5.2	$1,570

The following table presents additional information related to SSARs activity during fiscal 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Compensation expense	$1,869	$621	$1,200
Total intrinsic value of SSARs exercised	$88	$360	$32
Total fair value of SSARs vesting	$1,325	$497	$1,069

As of March 31, 2018, total unrecognized stock based compensation expense related to non-vested SSARs was $0.8 million, which is expected to be recognized over the weighted-average vesting period of 1.8 years.

A total of 5,456 shares, net of 2,328 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2018. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2016 and 2011 Plans, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2018 for restricted shares awarded under the 2016 and 2011 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2017	490,355	$10.72
Granted	267,442	11.11
Vested	(369,683)	11.02
Forfeited	(144,760)	10.58
Outstanding at March 31, 2018	243,354	$10.78

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During fiscal 2018, a total of 264,079 shares, net of 105,604 shares withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2018, 2017, and 2016:

(In thousands)	2018	2017	2016
Compensation expense	$2,594	$1,770	$2,167
Total fair value of restricted share vesting	$4,315	$1,182	$1,638

As of March 31, 2018, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.6 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The following table summarizes the activity during fiscal 2018 for performance shares awarded under the 2011 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2017	—	$—
Granted	91,463	9.84
Vested	—	$—
Outstanding at March 31, 2018	91,463	$9.84

Based on the performance goals, management estimates a liability of $225,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2018. As of March 31, 2018, total stock based compensation expense related to performance shares has been fully recognized.

The following table presents additional information related to performance share activity during the fiscal 2018, 2017, and 2016:

(In thousands)	2018	2017	2016
Compensation expense	$225	$36	$39
Total fair value of performance share vesting	$—	$83	—

Once attainment of the performance goals becomes probable, compensation expense related to performance share awards is recognized ratably over the vesting period based upon the closing market price of our common shares on the grant date.

14. Fair Value Measurements

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2018.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$853	—	—	$853

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$809	—	—	$809

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

The following table presents a summary of changes in the fair value of the corporate-owned life insurance Level 3 asset for the fiscal years ended March 31, 2018 and 2017:

	Level 3 assets and liabilities
(In thousands)	2018	2017
Corporate-owned life insurance:
Balance on April 1	$809	$3,122
Realized gains	17	18
Unrealized (loss) gain relating to instruments held at reporting date	27	(123)
Purchases, sales, issuances and settlements, net	—	(2,208)
Balance on March 31	$853	$809

15. Quarterly Results (Unaudited)

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

	Year ended March 31, 2018
	First	Second	Third	Fourth	Year
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Net revenue	$33,865	$30,129	$31,310	$32,056	$127,360
Gross profit	16,670	15,370	15,628	16,749	64,417
Restructuring, severance and other charges	37	826	378	557	1,798
Legal settlements	—	—	150	—	150
Net loss	$(2,958)	$(3,248)	$(1,934)	$(210)	$(8,350)

Per share data-basic and diluted
Net loss	$(0.13)	$(0.14)	$(0.08)	$(0.01)	$(0.37)

	Year ended March 31, 2017
	First	Second	Third	Fourth	Year
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Net revenue	$30,953	$32,676	$33,448	$30,602	$127,678
Gross profit	16,191	15,879	16,241	15,475	63,785
Restructuring, severance and other charges	89	—	1,395	77	1,561
Legal settlements	—	85	—	—	85
Net loss	$(2,297)	$(2,400)	$(1,737)	$(5,287)	$(11,721)

Net loss Per share data-basic and diluted	$(0.10)	$(0.11)	$(0.08)	$(0.23)	$(0.52)

16. Subsequent Event

None.

17. Related Party Transaction

During fiscal 2018 we entered into certain consulting arrangements and paid approximately $0.1 million in fees to a company that our CEO has an ownership interest in of less than 2% and whose principal owner was a director of one of our foreign subsidiaries.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2018, 2017 and 2016

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2018
Deferred tax valuation allowance	$80,013	$(25,753)	$—	$54,260
Allowance for doubtful accounts	$509	$1,063	$(672)	$900
2017
Deferred tax valuation allowance	$77,846	$2,167	$—	$80,013
Allowance for doubtful accounts	$617	$648	$(756)	$509
2016
Deferred tax valuation allowance	$76,420	$1,426	$—	$77,846
Allowance for doubtful accounts	$888	$942	$(1,213)	$617

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2018.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2018, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2018 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2018 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2018 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2018 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2018 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2018 and 2017

Consolidated Statements of Operations for the years ended March 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for the years ended March 31, 2018, 2017, and 2016

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2018, 2017, and 2016

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

Item 16.   Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 25, 2018.

AGILYSYS, INC.

/s/  Ramesh Srinivasan

Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of May 25, 2018.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ Anthony S. Pritchett	Chief Financial Officer,
Anthony S. Pritchett	(Principal Financial Officer)

/s/ Chris J. Robertson	Corporate Controller and Treasurer
Chris J. Robertson	(Principal Accounting Officer)

/s/ Michael A. Kaufmann	Chairman and Director
Michael A. Kaufmann

/s/ Keith M. Kolerus	Vice Chairman and Director
Keith M. Kolerus

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

________________	Director
Melvin L. Keating

Agilysys, Inc.
Exhibit Index

Exhibit No.	Description
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

**10(e)	Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors.
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

*10(k)
Amendment to the Agilysys, Inc. Supplemental Executive Retirement Plan, effective March 25, 2011, which is incorporated by reference to Exhibit 10(cc) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10(l)
Amendment to the Agilysys, Inc. Benefits Equalization Plan, effective March 31, 2011, which is incorporated by reference to Exhibit 10(dd) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 000-05734).

*10(m)	Form of Executive Employment Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed January 31, 2018 (File No. 000-05734).
10(n)
Asset Purchase Agreement by and between Agilysys, Inc. and Kyrus Solutions, Inc., dated May 31, 2013, which is incorporated by reference to Exhibit 1.01 to Agilysys, Inc.'s Current Report on Form 8-K filed June 4, 2013 (File No. 000-05734).

*10(o)
Separation Agreement dated effective January 2, 2017, by and between Agilysys, Inc. and James H. Dennedy, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed January 12, 2017 (File No. 000-05734).

*10(p)
Employment Agreement dated December 6, 2016, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed December 12, 2016 (File No. 000-05734).

*10(q)
Form of Cash Retention Award Agreement, which is incorporated herein by reference to Exhibit 10(r) to Agilysys, Inc.'s. Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 000-05734).

*10(r)
SSAR Agreement dated January 3, 2017, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated herein by reference to Exhibit 10(s) to Agilysys, Inc.'s. Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 000-05734).

**21	Subsidiaries of the Registrant.
**23.1	Consent of Independent Registered Public Accounting Firm.
**24.1	Power of Attorney

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
**32
Certification of Chief Executive Officer, Chief Financial Officer and Corporate Controller and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from our annual report on Form 10-K for the year ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2018, 2017 and 2016, and (v) Notes to the Consolidated Financial Statements for the twelve months ended March 31, 2018.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed herewith