Form 10-Q
period 2018-06-30
AGILYSYS INC
filed 2018-08-02
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of Common Shares of the registrant outstanding as of July 30, 2018 was 23,525,482.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,076	$39,943
Accounts receivable, net of allowance for doubtful accounts of $809 and $900, respectively	20,306	16,389
Contract assets	5,273	—
Inventories	1,765	1,999
Prepaid expenses and other current assets	5,421	5,593
Total current assets	67,841	63,924
Property and equipment, net	17,113	17,512
Goodwill	19,622	19,622
Intangible assets, net	8,473	8,484
Software development costs, net	44,506	45,181
Other non-current assets	4,673	2,484
Total assets	$162,228	$157,207
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,033	$8,400
Contract liabilities	30,781	26,820
Accrued liabilities	8,541	9,241
Capital lease obligations, current	96	120
Total current liabilities	48,451	44,581
Deferred income taxes, non-current	251	227
Capital lease obligations, non-current	51	57
Other non-current liabilities	3,726	3,911
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,526,906 and 23,324,679 shares outstanding at June 30, 2018 and March 31, 2018, respectively	9,482	9,482
Treasury shares, 8,079,925 and 8,282,152 at June 30, 2018 and March 31, 2018, respectively	(2,425)	(2,486)
Capital in excess of stated value	(1,524)	(1,911)
Retained earnings	104,479	103,601
Accumulated other comprehensive loss	(263)	(255)
Total shareholders' equity	109,749	108,431
Total liabilities and shareholders' equity	$162,228	$157,207

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except share data)	2018	2017
Net revenue:
Products	$9,080	$10,283
Support, maintenance and subscription services	17,929	16,667
Professional services	6,998	6,915
Total net revenue	34,007	33,865
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,130	7,624
Support, maintenance and subscription services	4,074	4,035
Professional services	4,914	5,536
Total cost of goods sold	16,118	17,195
Gross profit	17,889	16,670
	52.6%	49.2%
Operating expenses:
Product development	7,089	6,626
Sales and marketing	4,754	5,130
General and administrative	6,005	6,800
Depreciation of fixed assets	606	611
Amortization of intangibles	543	485
Restructuring, severance and other charges	440	37
Legal settlements	91	—
Total operating expense	19,528	19,689
Operating loss	(1,639)	(3,019)
Other expense (income):
Interest (income)	(55)	(28)
Interest expense	3	2
Other expense (income), net	198	(113)
Loss before taxes	(1,785)	(2,880)
Income tax (benefit) expense	(49)	78
Net loss	$(1,736)	$(2,958)

Weighted average shares outstanding	23,095	22,720
Loss per share - basic and diluted:
Loss per share	$(0.08)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2018	2017
Net loss	$(1,736)	$(2,958)
Other comprehensive (loss)/gain, net of tax:
Unrealized foreign currency translation adjustments	(8)	44
Total comprehensive loss	$(1,744)	$(2,914)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2018	2017
Operating activities
Net loss	$(1,736)	$(2,958)

Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	15	(12)
Net legal settlements	91	—
Depreciation	606	611
Amortization	543	485
Amortization of developed technology	2,663	2,307
Deferred income taxes	28	106
Share-based compensation	409	1,219
Change in cash surrender value of company owned life insurance policies	(4)	(6)
Changes in operating assets and liabilities	(3,978)	(2,236)
Net cash used in operating activities	(1,363)	(484)
Investing activities
Capital expenditures	(744)	(2,125)
Capitalized software development costs	(2,132)	(2,990)
Investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(2,878)	(5,117)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(495)	(265)
Principal payments under long-term obligations	(30)	(31)
Net cash used in financing activities	(525)	(296)
Effect of exchange rate changes on cash	(101)	50
Net decrease in cash and cash equivalents	(4,867)	(5,847)
Cash and cash equivalents at beginning of period	$39,943	$49,255
Cash and cash equivalents at end of period	$35,076	$43,408

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$82	$243
Accrued capitalized software development costs	57	681

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2019 refers to the fiscal year ending March 31, 2019.

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

The Condensed Consolidated Balance Sheet as of June 30, 2018, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission (SEC) on May 25, 2018.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2018, included in our Annual Report on Form 10-K. Our accounting policy for revenue recognition changed with the adoption of Accounting Standards Update ("ASU") No. 2014-09 ("Topic 606"), as described further below. There have been no other material changes to our significant accounting policies and estimates from those disclosed therein.

Reclassification - Certain prior year balances have been reclassed to conform to the current year presentation. Specifically, we have elected to present our changes in operating assets and liabilities on the condensed consolidated statements of cash flows as a single line item. Prior year results have been condensed to be consistent with current year presentation.

Adopted and Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We have adopted this standard as of April 1, 2018; the adoption had no impact to our condensed consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We have adopted this standard as of April 1, 2018; the adoption had no impact to our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We have adopted this standard as of April 1, 2018; the adoption had no impact to our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASU No. 2014-09 as of April 1, 2018 using the modified retrospective transition method. Please refer to Note 3, "Revenue Recognition" for further details.

3. Revenue Recognition

On April 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Results for reporting periods beginning after the adoption date are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under prior guidance.

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software and hardware including server, storage, and point of sale), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $9.1 million and over time (support, maintenance and subscription services and professional services) totaled $24.9 million for the three months ended June 30, 2018. See Nature of Goods and Services section below for additional information regarding revenue recognition procedures for our revenue streams.

Nature of Goods and Services

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer purchase order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Multiple contracts with a single counterparty entered into at the same time are evaluated to determine if the contracts should be combined and accounted for as a single contract.

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. Capable of being distinct means the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us. Distinct in the context of the contract means the transfer of the goods or services is separately identifiable from other promises in the contract. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or a refund.

Typically, our customer contracts contain one or more of the following goods or services as performance obligations.

Our software licenses typically provide for a perpetual right to use our software. Generally, our contracts do not provide significant services of integration and customization and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer.

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

Support and certain maintenance revenue is derived from providing telephone and on-line technical support services, bug fixes, and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation.

Our subscription service revenue is comprised of fees for Software as a Service (“SaaS”) contracts that provide customers a right to access our software, which we maintain, and host in a data center, for a subscribed period. We do not provide the customer the contractual right to license the software outside of the data center at any time during the subscription period under these contracts. The customer can only benefit from the software and software maintenance when combined with the hosting service since the right to access is only provided to the software hosted in the data center. Accordingly, each of the rights to access the software, the maintenance services, and the hosting services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation and recognized over the contract period. Typically, we invoice fees monthly.

Professional services revenues primarily consist of fees for consulting, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

We estimate standalone selling price ("SSP") based on the price at which the performance obligations are sold by considering certain specific factors related to our company together with customer information. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis.

Shipping and handling fees billed to customers are recognized as revenue and the related costs are recognized in cost of goods sold. Revenue is recorded net of any applicable taxes collected and remitted to governmental agencies.

Contract Balances

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to professional services. We expect billing and collection of our contract assets to occur within the next twelve months. We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract.

Revenue recognized during the three months ended June 30, 2018 from amounts included in contract liabilities at the beginning of the period was $11.6 million. During the three months ended June 30, 2018, we transferred $3.0 million to accounts receivable from contract assets recognized at April 1, 2018 because the right to the transaction consideration became unconditional.

Our arrangements are for a period of one year or less. We had approximately $34 million of remaining performance obligations as of June 30, 2018, which we expect to recognize over the next twelve months.

Assets Recognized from Costs to Obtain a Contract

We capitalize commission expenses paid to internal sales personnel expenses that are incremental to obtaining customer contracts. We have determined that these commission expenses are in fact incremental and would not have occurred absent the customer contract. Capitalized sales commissions are amortized on a straight-line basis over the period the goods or services are transferred to the customer to which the assets relate, which can range as long as five years. We have determined that certain sales incentive programs meet the requirements to be capitalized. We have capitalized $1.9 million of sales incentive costs in prior periods as part of our opening retained earnings adjustment on April 1, 2018. These balances are included in other non-current assets on our condensed consolidated balance sheet and are amortized as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. During the three months ended June 30, 2018, we expensed $0.9 million of sales commissions, which is included in operating expenses - sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

Financial Statement Impact of Adoption on Previously Reported Results

We adopted Topic 606 using the modified retrospective method. The cumulative impact of applying the new guidance to all contracts with customers that were not completed as of April 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new standard, the following adjustments were made to noted accounts on the condensed consolidated balance sheet as of April 1, 2018:

(In thousands)	March 31, 2018	Adjustment from Topic 606	April 1, 2018
Assets:
Accounts receivable, net	16,389	3,124	19,513
Contract assets	—	4,583	4,583
Prepaid expenses and other current assets	5,593	(496)	5,097
Other non-current assets	2,484	2,409	4,893

Liabilities:
Contract liabilities	26,820	7,006	33,826

Shareholders' equity:
Retained earnings	103,601	2,614	106,215

The acceleration of revenue that was deferred under prior guidance as of the adoption date was primarily attributable to the requirement of Topic 606 to allocate the transaction price to the performance obligations in the contract on a relative basis using SSP rather than allocating under the residual method, which allocates the entire arrangement discount to the delivered performance obligations.

Due to the Company's full valuation allowance as of the adoption date, there is no tax impact associated with the adoption of Topic 606.

We made certain presentation changes to our condensed consolidated balance sheet on April 1, 2018 to comply with Topic 606. Prior to adoption of the new standard, we offset accounts receivable and contract liabilities (previously presented as deferred revenue on our condensed consolidated balance sheet) for unpaid deferred performance obligations included in contract liabilities. Under the new standard, we record accounts receivable and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional. Upon adoption, the right to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time were reclassified from accounts receivable to contract assets.

Impact of Topic 606 on Financial Statement Line Items

The impact of adoption of Topic 606 on our condensed consolidated balance sheet as of June 30, 2018 and on our condensed consolidated statement of operations for the three months ended June 30, 2018 was as follows:

	June 30, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Assets:
Accounts receivable, net	20,306	19,491	815
Contract assets	5,273	—	5,273
Prepaid expenses and other current assets	5,421	5,890	(469)
Other non-current assets	4,673	2,211	2,462

Liabilities:
Contract liabilities	30,781	25,230	5,551

Shareholders' equity:
Retained earnings	104,479	101,949	2,530

	June 30, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Net revenue:
Products	9,080	8,702	378
Support, maintenance and subscription services	17,929	18,187	(258)
Professional services	6,998	7,167	(169)
Total net revenue:	34,007	34,056	(49)

Operating expenses:
Sales and marketing	4,754	4,719	35

Net Loss	(1,736)	(1,652)	(84)

The adoption of Topic 606 had no impact to cash used in operating, investing or financing activities on our condensed consolidated statement of cash flows.

4. Restructuring Charges

We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2018 Restructuring Plan

As of June 30, 2018, we had a remaining liability of approximately $0.1 million recorded for the fiscal 2018 restructuring plan.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at	Provisions/Adjustments	Payments	Balance at
(In thousands)	March 31, 2018			June 30, 2018
Fiscal 2018 Restructuring Plan:
Restructuring and other employment costs	$198	$—	$(111)	$87
Total restructuring costs	$198	$—	$(111)	$87

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30, 2018			March 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(157)	73	230	(146)	84
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,110)	73	24,183	(24,099)	84
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,110)	$8,473	$32,583	$(24,099)	$8,484

Software development costs	$67,541	$(23,035)	$44,506	$53,368	$(20,372)	$32,996
Project expenditures not yet in use	—	—	—	12,185	—	12,185
Total software development costs	$67,541	$(23,035)	$44,506	$65,553	$(20,372)	$45,181

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2019	$9,973
2020	12,599
2021	12,515
2022	5,403
2023	3,399
2024	690
Total	$44,579

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $2.7 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. These charges are included as Products cost of goods sold within the condensed consolidated statements of operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended June 30, 2018 and 2017. These charges are classified as Amortization of intangibles within the condensed consolidated statements of operations along with Amortization expense related to our Capitalized Internal-Use Software that we classify in Property and Equipment, net within the condensed consolidated balance sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at carrying value, net of accumulated amortization. We capitalized approximately $2.0 million and $2.8 million during the three months ended June 30, 2018 and 2017, respectively.

6. Additional Balance Sheet Information
Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2018	March 31, 2018
Accrued liabilities:
Salaries, wages, and related benefits	$6,055	$6,793
Other taxes payable	694	769
Restructuring liabilities	86	198
Accrued legal settlements	91	—
Severance liabilities	197	—
Professional fees	271	288
Deferred rent	411	407
Other	736	786
Total	$8,541	$9,241
Other non-current liabilities:
Uncertain tax positions	$1,435	$1,519
Deferred rent	2,215	2,313
Other	76	79
Total	$3,726	$3,911

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $20.3 million and $16.4 million as of June 30, 2018 and March 31, 2018, respectively. The related allowance for doubtful accounts was $0.8 million and $0.9 million as of June 30, 2018 and March 31, 2018, respectively.

7. Income Taxes

The following table compares our income tax (benefit) expense and effective tax rates for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,
(Dollars in thousands)	2018	2017
Income tax (benefit) expense	$(49)	$78
Effective tax rate	2.7%	(2.7)%

For the three months ended June 30, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up uncertain tax positions, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

On December 22, 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB No. 118 allows registrants to record provisional amounts for a period up to one year from the date of enactment of the Tax Act when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. It is uncertain if and to what extent various states will enact legislation to conform to the Tax Act. Because legislative guidance and accounting interpretations are expected in the future, we consider the accounting of the deferred tax remeasurement including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets to be incomplete and therefore only consider amounts related to these items to be reasonably estimated as of March 31, 2018 and June 30, 2018. We expect to refine and complete the accounting for the Tax Act during fiscal 2019 as we obtain, prepare and analyze additional information and as additional legislative, regulatory and accounting guidance and interpretations become available.

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

9. (Loss) per Share

The following data shows the amounts used in computing (loss) per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three months ended
	June 30,
(In thousands, except per share data)	2018	2017
Numerator:
Net loss	$(1,736)	$(2,958)

Denominator:
Weighted average shares outstanding	23,095	22,720

Loss per share - basic and diluted:
Loss per share	$(0.08)	$(0.13)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,356	1,575

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 490,117 and 646,134 of restricted shares at June 30, 2018 and 2017, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

Diluted loss per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs"), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

10. Share-based Compensation

We may grant non-qualified stock options, incentive stock options, SSARs, restricted shares, and restricted share units under our shareholder-approved 2016 Stock Incentive Plan ("2016 Plan") for up to 2.0 million common shares, plus 957,575 common shares, the number of shares that were remaining for grant under the 2011 Stock Incentive Plan ("2011 Plan") as of the effective date of the 2016 Plan, plus the number of shares remaining for grant under the 2011 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2016 Plan is 1.25 million. With respect to awards that are intended to qualify for the performance-based exception to the deductibility limitations of Section 162(m) of the Internal Revenue Code, the maximum number of shares subject to stock options or SSARs that may be granted to an individual in a calendar year is 800,000 shares, and the maximum number of shares subject to restricted shares or restricted share units that may be granted to an individual in a calendar year is 400,000 shares.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended
	June 30,
(In thousands)	2018	2017
Product development	$(85)	$421
Sales and marketing	65	169
General and administrative	429	629
Total share-based compensation expense	409	1,219

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the three months ended June 30, 2018 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2018	1,103,160	$10.6
Granted	158,244	14.22
Exercised	(154,312)	10.57
Forfeited	(32,359)	10.36
Cancelled/expired	(3,492)	9.60
Outstanding at June 30, 2018	1,071,241	$11.15	5.4	$2,516
Exercisable at June 30, 2018	499,292	$10.46	4.8	$2,516

As of June 30, 2018, total unrecognized stock based compensation expense related to non-vested SSARs was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 3.1 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2018 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2018	243,354	$10.78
Granted	233,410	14.22
Vested	—	—
Forfeited	(49,938)	10.32
Outstanding at June 30, 2018	426,826	$12.72

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2018, total unrecognized stock based compensation expense related to non-vested restricted stock was $4.3 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the three months ended June 30, 2018 for the performance shares awarded under the 2016 Plan:

Number of Shares
(In thousands, except share and per share data)
Outstanding at April 1, 2018	91,463
Granted	63,291
Forfeited	(75,641)
Vested	(15,822)
Outstanding at June 30, 2018	63,291

Based on the performance goals, management estimates a liability of $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2019. As of June 30, 2018, total unrecognized stock based compensation expense related to non-vested performance shares was $405,000, which is expected to be recognized over the remaining vesting period of 9 months.

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

There were no significant transfers between Levels 1, 2, and 3 during the three months ended June 30, 2018 and 2017.

The following tables present information about our financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$859	—	—	$859

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$853	—	—	$853

The recorded value of the corporate-owned life insurance policies is adjusted to the cash surrender value of the policies obtained from the third party life insurance providers, which are not observable in the market, and therefore, are classified within Level 3 of the fair value hierarchy. Changes in the cash surrender value of these policies are recorded within “Other (income) expenses, net” in the Condensed Consolidated Statements of Operations.

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2018	2017
Corporate-owned life insurance:
Balance on April 1	$853	$809
Unrealized gain relating to instruments held at reporting date	4	4
Purchases, sales, issuances and settlements, net	2	2
Balance on June 30	$859	$815

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2018. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 27 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2018 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Revenue - Defined

On April 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to the contracts that were not completed as of the adoption date. Results for operating periods beginning after the adoption date are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under prior guidance in effect at that time. For additional information regarding the adoption of this accounting standard, please refer to Note 3, "Revenue Recognition" in our condensed consolidated financial statement in Part I, Item I of this report for further details.

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

Results of Operations

First Fiscal Quarter 2019 Compared to First Fiscal Quarter 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$9,080	$10,283	$(1,203)	(11.7)%
Support, maintenance and subscription services	17,929	16,667	1,262	7.6
Professional services	6,998	6,915	83	1.2
Total net revenue	34,007	33,865	142	0.4
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,130	7,624	(494)	(6.5)
Support, maintenance and subscription services	4,074	4,035	39	1.0
Professional services	4,914	5,536	(622)	(11.2)
Total cost of goods sold	16,118	17,195	(1,077)	(6.3)
Gross profit	$17,889	$16,670	$1,219	7.3%
Gross profit margin	52.6%	49.2%
Operating expenses:
Product development	$7,089	$6,626	$463	7.0%
Sales and marketing	4,754	5,130	(376)	(7.3)
General and administrative	6,005	6,800	(795)	(11.7)
Depreciation of fixed assets	606	611	(5)	(0.8)
Amortization of intangibles	543	485	58	12.0
Restructuring, severance and other charges	440	37	403	nm
Legal settlements	91	—	91	100.0
Operating loss	$(1,639)	$(3,019)	$1,380	(45.7)%
Operating loss percentage	(4.8)%	(8.9)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2018	2017
Net revenue:
Products	26.7%	30.4%
Support, maintenance and subscription services	52.7	49.2
Professional services	20.6	20.4
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	21.0%	22.5%
Support, maintenance and subscription services	12.0	11.9
Professional services	14.4	16.3
Total	47.4%	50.8%
Gross profit	52.6%	49.2%
Operating expenses:
Product development	20.8%	19.6%
Sales and marketing	14.0	15.1
General and administrative	17.7	20.1
Depreciation of fixed assets	1.8	1.8
Amortization of intangibles	1.6	1.4
Restructuring, severance and other charges	1.3	0.1
Legal settlements	0.3	—
Operating loss	(4.8)%	(8.9)%

Net revenue. Total net revenue increased $0.1 million, or 0.4%, during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Products revenue decreased $1.2 million, or 11.7%, due primarily to decreased sales of third party hardware. Support, maintenance and subscription services revenue increased $1.3 million, or 7.6%, compared to the first quarter of fiscal 2018 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 18.7% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Professional services revenue remained relatively flat with a slight increase of 1.2%, as a result of timing on customer installation and implementation projects related to the sale of on premise and subscription based solutions.

Gross profit and gross profit margin. Our total gross profit increased $1.2 million, or 7.3%, for the first quarter of fiscal 2019 and total gross profit margin increased approximately 3.4% to 52.6% from 49.2%. Products gross profit decreased $0.7 million and gross profit margin decreased approximately 4.4% to 21.5% primarily as a result of increased developed technology amortization. Support, maintenance and subscription services gross profit increased $1.2 million and gross margin increased 1.5% to 77.3% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $0.7 million and gross profit margin increased 9.9% to 29.8% due to restructuring of our professional services workforce during 2018 including a more efficient operating structure and more limited use of contract labor.

Operating expenses

Operating expenses, excluding the charges for legal settlements, restructuring, severance and other charges, decreased $0.7 million, or 3.3%, during the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

Product development. Product development increased $0.5 million, or 7.0%, in the first quarter of fiscal 2019 due primarily to the expansion of our India Development Center, resulting in the doubling of our research and development resources, offset by the reduction of contract labor costs incurred as a result. We also experienced a benefit of approximately $0.5 million due to stock compensation forfeitures during the period. We capitalized approximately $2.3 million and $3.5 million in total development costs during the three months ended June 30, 2018 and 2017, respectively.

Sales and marketing. Sales and marketing decreased $0.4 million, or 7.3%, in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018. The change is primarily reflecting strategic initiatives undertaken to better align compensation with common industry standards for a software technology focused company.

General and administrative. General and administrative decreased $0.8 million, or 11.7%, in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 due to approximately $0.2 million reduction in stock compensation for executive grants, $0.5 million reduction in salaries and contract labor costs as a result of the employment mix between full time and contract labor, and $0.1 million reduction of one-time incentive compensation.

Restructuring, severance, and other charges. Restructuring, severance, and other charges increased $0.4 million during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 due to increased severance payments and executive search fees.

Other Expenses (Income)

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other expense (income):
Interest (income)	$(55)	$(28)	$27	96.4%
Interest expense	3	2	(1)	(50.0)%
Other expense (income), net	198	(113)	(311)	nm
Total other expense (income), net	$146	$(139)	$(285)	nm

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

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Income tax (benefit) expense	$(49)	$78	$127	nm
Effective tax rate	2.7%	(2.7)%

nm - not meaningful
For the three months ended June 30, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up uncertain tax positions, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, and capital expenditures. We believe that cash flow from operating activities, cash on hand of $35.1 million as of June 30, 2018 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of June 30, 2018 and March 31, 2018, our total debt was approximately $0.1 million, comprised of capital lease obligations in both periods.

At June 30, 2018, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 90% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2018	2017
Net cash (used in):
Operating activities	$(1,363)	$(484)
Investing activities	(2,878)	(5,117)
Financing activities	(525)	(296)
Effect of exchange rate changes on cash	(101)	50
Net decrease in cash and cash equivalents	$(4,867)	$(5,847)

Cash flow used in operating activities. Cash flow used in operating activities was $1.4 million in the first three months of fiscal 2019. A working capital decrease of $3.9 million and operating loss of $1.6 million were offset by $3.8 million in depreciation and amortization and $0.4 million in share-based compensation.

Cash flow used in investing activities. For the first three months of fiscal 2019, the $2.9 million in cash used in investing activities was primarily comprised of $2.1 million for the development of proprietary software and $0.7 million for purchase of property and equipment, and internal use software development.

Cash flow used in financing activities.  During the first three months of fiscal 2019, the $0.5 million used in financing activities was primarily comprised of $0.5 million related to the repurchase of shares to satisfy employee tax withholding on share based compensation.

Contractual Obligations

As of June 30, 2018, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2018. There have been no material changes in our significant accounting policies and estimates since March 31, 2018 except as noted in Note 2, Summary of Significant Accounting Policies.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2018. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2018. There have been no material changes in our market risk exposures since March 31, 2018.

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

Change in Internal Control over Financial Reporting

In connection with the adoption of ASC 606, we assessed the impact to our internal controls over financial reporting and noted no material changes during the quarter ended June 30, 2018.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2018 that may materially affect our business, results of operations, or financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

10.1    Form of Directors Restricted Stock Award Agreement

10.2    Form of Restricted Stock Award Agreement

10.3    Form of Stock Appreciation Right Agreement

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	August 2, 2018	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)