Form 10-Q
period 2018-09-30
AGILYSYS INC
filed 2018-10-26
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The number of Common Shares of the registrant outstanding as of October 24, 2018 was 23,528,311.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	March 31, 2018
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,904	$39,943
Accounts receivable, net of allowance for doubtful accounts of $830 and $900, respectively	18,963	16,389
Contract assets	4,696	—
Inventories	1,678	1,999
Prepaid expenses and other current assets	5,089	5,593
Total current assets	63,330	63,924
Property and equipment, net	16,355	17,512
Goodwill	19,622	19,622
Intangible assets, net	8,461	8,484
Software development costs, net	41,159	45,181
Other non-current assets	4,699	2,484
Total assets	$153,626	$157,207
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,381	$8,400
Contract liabilities	25,789	26,820
Accrued liabilities	9,459	9,241
Capital lease obligations, current	72	120
Total current liabilities	42,701	44,581
Deferred income taxes, non-current	274	227
Capital lease obligations, non-current	45	57
Other non-current liabilities	3,632	3,911
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,530,629 and 23,324,679 shares outstanding at September 30, 2018 and March 31, 2018, respectively	9,482	9,482
Treasury shares, 8,076,202 and 8,282,152 at September 30, 2018 and March 31, 2018, respectively	(2,424)	(2,486)
Capital in excess of stated value	(451)	(1,911)
Retained earnings	100,687	103,601
Accumulated other comprehensive loss	(320)	(255)
Total shareholders' equity	106,974	108,431
Total liabilities and shareholders' equity	$153,626	$157,207

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except share data)	2018	2017	2018	2017
Net revenue:
Products	$8,769	$7,318	$17,849	$17,601
Support, maintenance and subscription services	18,856	17,108	36,785	33,775
Professional services	6,578	5,703	13,576	12,618
Total net revenue	34,203	30,129	68,210	63,994
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,703	5,419	14,833	13,042
Support, maintenance and subscription services	3,977	4,446	8,051	8,478
Professional services	4,774	4,894	9,688	10,430
Total cost of goods sold	16,454	14,759	32,572	31,950
Gross profit	17,749	15,370	35,638	32,044
	51.9%	51.0%	52.2%	50.1%
Operating expenses:
Product development	10,151	6,812	17,240	13,438
Sales and marketing	4,393	4,207	9,146	9,337
General and administrative	5,176	5,561	11,181	12,361
Depreciation of fixed assets	676	700	1,282	1,312
Amortization of intangibles	674	465	1,217	950
Restructuring, severance and other charges	448	826	889	863
Legal settlements	35	—	126	—
Total operating expense	21,553	18,571	41,081	38,261
Operating loss	(3,804)	(3,201)	(5,443)	(6,217)
Other expense (income):
Interest (income)	(97)	(23)	(152)	(51)
Interest expense	3	2	5	4
Other expense (income), net	28	(37)	228	(147)
Loss before taxes	(3,738)	(3,143)	(5,524)	(6,023)
Income tax expense	53	105	4	183
Net loss	$(3,791)	$(3,248)	$(5,528)	$(6,206)

Weighted average shares outstanding	23,131	22,760	23,113	22,740
Loss per share - basic and diluted:
Loss per share	$(0.16)	$(0.14)	$(0.24)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net loss	$(3,791)	$(3,248)	$(5,528)	$(6,206)
Other comprehensive (loss)/gain, net of tax:
Unrealized foreign currency translation adjustments	(58)	(22)	(66)	22
Total comprehensive loss	$(3,849)	$(3,270)	$(5,594)	$(6,184)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
(In thousands)	2018	2017
Operating activities
Net loss	$(5,528)	$(6,206)

Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	(126)	19
Net legal settlements	126	—
Depreciation	1,282	1,312
Amortization	1,217	950
Amortization of developed technology	6,010	4,727
Deferred income taxes	54	87
Share-based compensation	1,674	2,318
Change in cash surrender value of company owned life insurance policies	(8)	(6)
Changes in operating assets and liabilities	(7,449)	(4,849)
Net cash used in operating activities	(2,748)	(1,648)
Investing activities
Capital expenditures	(1,333)	(3,106)
Capitalized software development costs	(2,189)	(5,477)
Investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(3,524)	(8,585)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(557)	(519)
Principal payments under long-term obligations	(59)	(61)
Net cash used in financing activities	(616)	(580)
Effect of exchange rate changes on cash	(151)	90
Net decrease in cash and cash equivalents	(7,039)	(10,723)
Cash and cash equivalents at beginning of period	$39,943	$49,255
Cash and cash equivalents at end of period	$32,904	$38,532

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$74	$385
Accrued capitalized software development costs	—	357

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

The Condensed Consolidated Balance Sheet as of September 30, 2018, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2018 and 2017, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Adopted and Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 addresses the treatment of implementation costs incurred in a hosting arrangement that is a service contract. The update does not impact the accounting for the service element of a hosting arrangement that is a service contract. The update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement. The disclosure requirements of the reasons for transfers between Level 1 and Level 2, the policy for timing transfers between levels, and the valuation process for Level 3 measurements has been removed. Certain modifications were made to required disclosures and additional requirements were established. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, Leases, allowing for the application of the new standard as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02, Leases. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-02, however we anticipate the adoption of the standard will materially affect our consolidated financial statements given the significance of our leases.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but we anticipate that the new guidance will materially impact our consolidated financial statements given the significance of our leases.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software and hardware including server, storage, and point of sale), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $8.8 million and $17.8 million, and over time (support, maintenance and subscription services and professional services) totaled $25.4 million and $50.4 million for the three and six months ended September 30, 2018. See Nature of Goods and Services section below for additional information regarding revenue recognition procedures for our revenue streams.

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

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. Capable of being distinct means the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us. Distinct in the context of the contract means the transfer of the goods or services is separately identifiable from other promises in the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or a refund.

Typically, our customer contracts contain one or more of the following goods or services which constitute performance obligations.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. A majority of our hardware sales involve shipment directly from its suppliers to the end-user customers. In these transactions, we are the primary obligor as we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

Support and certain maintenance revenue is derived from providing telephone and on-line technical support services, bug fixes, and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation, recognized over the term of the maintenance agreement.

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

Revenue recognized during the three and six months ended September 30, 2018 from amounts included in contract liabilities at the beginning of the period was $8.2 million and $19.8 million. During the three and six months ended September 30, 2018, we transferred $0.2 million and $3.2 million to accounts receivable from contract assets recognized at April 1, 2018 because the right to the transaction consideration became unconditional.

Our arrangements are for a period of one year or less. We had approximately $28 million of remaining performance obligations as of September 30, 2018, which we expect to recognize over the next twelve months.

Assets Recognized from Costs to Obtain a Contract

We capitalize commission expenses paid to internal sales personnel as expenses that are incremental to obtaining customer contracts. We have determined that these commission expenses are in fact incremental and would not have occurred absent the customer contract. Capitalized sales commissions are amortized on a straight-line basis over the period the goods or services are expected to be transferred to the customer to which the assets relate, which can range as long as five years. We have determined that certain sales incentive programs meet the requirements to be capitalized. We have capitalized $1.9 million of sales incentive costs in prior periods as part of our opening retained earnings adjustment on April 1, 2018. These balances are included in other non-current assets on our condensed consolidated balance sheet and are amortized as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. During the three and six months ended September 30, 2018, we expensed $0.9 million and $1.8 million of sales commissions, which are included in operating expenses - sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

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

Impact of Topic 606 on Financial Statement Line Items

The impact of adoption of Topic 606 on our condensed consolidated balance sheet as of September 30, 2018 and on our condensed consolidated statement of operations for the three and six months ended September 30, 2018 was as follows:

	September 30, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Assets:
Accounts receivable, net	18,963	18,312	651
Contract assets	4,696	—	4,696
Prepaid expenses and other current assets	5,089	5,532	(443)
Other non-current assets	4,699	2,183	2,516

Liabilities:
Contract liabilities	25,789	21,120	4,669

Shareholders' equity:
Retained earnings	100,687	97,936	2,751

	Three months ended September 30, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Net revenue:
Products	8,769	8,391	378
Support, maintenance and subscription services	18,856	19,007	(151)
Professional services	6,578	6,727	(149)
Total net revenue:	34,203	34,125	78

Operating expenses:
Sales and marketing	4,393	4,536	(143)

Net Loss	(3,791)	(4,012)	221

	Six months ended September 30, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Net revenue:
Products	17,849	17,093	756
Support, maintenance and subscription services	36,785	37,194	(409)
Professional services	13,576	13,894	(318)
Total net revenue:	68,210	68,181	29

Operating expenses:
Sales and marketing	9,146	9,254	(108)

Net Loss	(5,528)	(5,665)	137

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

Fiscal 2018 Restructuring Plan

As of September 30, 2018, we had a remaining liability of approximately $20,000 recorded for the fiscal 2018 restructuring plan.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at	Provisions/Adjustments	Payments	Balance at
(In thousands)	March 31, 2018			September 30, 2018
Fiscal 2018 Restructuring Plan:
Restructuring and other employment costs	$198	$—	$(178)	$20
Total restructuring costs	$198	$—	$(178)	$20

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30, 2018			March 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(169)	61	230	(146)	84
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,122)	61	24,183	(24,099)	84
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,122)	$8,461	$32,583	$(24,099)	$8,484

Software development costs	$67,541	$(26,382)	$41,159	$53,368	$(20,372)	$32,996
Project expenditures not yet in use	—	—	—	12,185	—	12,185
Total software development costs	$67,541	$(26,382)	$41,159	$65,553	$(20,372)	$45,181

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2019	$6,615
2020	12,599
2021	12,515
2022	5,403
2023	3,399
2024	689
Total	$41,220

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.4 million and $2.4 million for the three months ended September 30, 2018 and 2017, and $6.0 million and $4.7 million for the six months ended September 30, 2018 and 2017, respectively. These charges are included as Products cost of goods sold within the condensed consolidated statements of operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended September 30, 2018 and 2017, and $23,000 for the six months ended September 30, 2018 and 2017. These charges are classified as Amortization of intangibles within the condensed consolidated statements of operations along with Amortization expense related to our Capitalized Internal-Use Software that we classify in Property and Equipment, net within the condensed consolidated balance sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at carrying value, net of accumulated amortization. The Company did not capitalize any amounts for external-use software development costs during the three months ended September 30, 2018 due to the current active projects which carry a sufficiently short amount of time between achieving technological feasibility and reaching general availability to preclude capitalization. We capitalized approximately $2.2 million during the three months ended September 30, 2017, and $2.0 million and $4.9 million during the six months ended September 30, 2018 and 2017, respectively.

6. Additional Balance Sheet Information
Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2018	March 31, 2018
Accrued liabilities:
Salaries, wages, and related benefits	$6,794	$6,793
Other taxes payable	836	769
Restructuring liabilities	20	198
Accrued legal settlements	126	—
Severance liabilities	169	—
Professional fees	228	288
Deferred rent	420	407
Other	866	786
Total	$9,459	$9,241
Other non-current liabilities:
Uncertain tax positions	$1,442	$1,519
Deferred rent	2,115	2,313
Other	75	79
Total	$3,632	$3,911

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $19.0 million and $16.4 million as of September 30, 2018 and March 31, 2018, respectively. The related allowance for doubtful accounts was $0.8 million and $0.9 million as of September 30, 2018 and March 31, 2018, respectively.

7. Income Taxes

The following table compares our income tax (benefit) expense and effective tax rates for the three and six months ended September 30, 2018 and 2017:

	Three months ended		Six months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Income tax expense	$53	$105	$4	$183
Effective tax rate	(1.4)%	(3.3)%	(0.1)%	(3.0)%

For the three and six months ended September 30, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up uncertain tax positions, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

On December 22, 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB No. 118 allows registrants to record provisional amounts for a period up to one year from the date of enactment of the Tax Act when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. It is uncertain if and to what extent various states will enact legislation to conform to the Tax Act. Because legislative guidance and accounting interpretations are expected in the future, we consider the accounting of the deferred tax remeasurement including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets to be incomplete and therefore only consider amounts related to these items to be reasonably estimated as of March 31, 2018 and September 30, 2018. We expect to refine and complete the accounting for the Tax Act during fiscal 2019 as we obtain, prepare and analyze additional information and as additional legislative, regulatory and accounting guidance and interpretations become available.

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

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(3,791)	$(3,248)	$(5,528)	$(6,206)

Denominator:
Weighted average shares outstanding	23,131	22,760	23,113	22,740

Loss per share - basic and diluted:
Loss per share	$(0.16)	$(0.14)	$(0.24)	$(0.27)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,481	1,788	1,419	1,728

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 486,701 and 535,772 of restricted shares at September 30, 2018 and 2017, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Product development	$514	$105	$429	$526
Sales and marketing	134	187	199	356
General and administrative	617	808	1,046	1,436
Total share-based compensation expense	1,265	1,100	1,674	2,318

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the six months ended September 30, 2018 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2018	1,103,160	$10.60
Granted	158,244	14.22
Exercised	(176,181)	10.32
Forfeited	(43,417)	10.80
Cancelled/expired	(3,492)	9.60
Outstanding at September 30, 2018	1,038,314	$11.19	5.4	$3,035
Exercisable at September 30, 2018	529,923	$10.57	4.8	$3,035

As of September 30, 2018, total unrecognized stock based compensation expense related to non-vested SSARs was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 3.0 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2018 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2018	243,354	$10.78
Granted	238,703	14.25
Vested	—	—
Forfeited	(58,647)	10.54
Outstanding at September 30, 2018	423,410	$12.77

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2018, total unrecognized stock based compensation expense related to non-vested restricted stock was $3.4 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the six months ended September 30, 2018 for the performance shares awarded under the 2016 Plan:

Number of Shares
(In thousands, except share and per share data)
Outstanding at April 1, 2018	91,463
Granted	63,291
Forfeited	(75,641)
Vested	(15,822)
Outstanding at September 30, 2018	63,291

Based on the performance goals, management estimates a liability of $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2019. As of September 30, 2018, total unrecognized stock based compensation expense related to non-vested performance shares was $270,000, which is expected to be recognized over the remaining vesting period of 6 months.

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

There were no significant transfers between Levels 1, 2, and 3 during the six months ended September 30, 2018 and 2017.

The following tables present information about our financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$863	—	—	$863

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$853	—	—	$853

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six months ended
	September 30,
(In thousands)	2018	2017
Corporate-owned life insurance:
Balance on April 1	$853	$809
Unrealized gain relating to instruments held at reporting date	8	4
Purchases, sales, issuances and settlements, net	2	2
Balance on September 30	$863	$815

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

Results of Operations

Second Fiscal Quarter 2019 Compared to Second Fiscal Quarter 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$8,769	$7,318	$1,451	19.8%
Support, maintenance and subscription services	18,856	17,108	1,748	10.2
Professional services	6,578	5,703	875	15.3
Total net revenue	34,203	30,129	4,074	13.5
Cost of goods sold:
Products (inclusive of developed technology amortization)	7,703	5,419	2,284	42.1
Support, maintenance and subscription services	3,977	4,446	(469)	(10.5)
Professional services	4,774	4,894	(120)	(2.5)
Total cost of goods sold	16,454	14,759	1,695	11.5
Gross profit	$17,749	$15,370	$2,379	15.5%
Gross profit margin	51.9%	51.0%
Operating expenses:
Product development	$10,151	$6,812	$3,339	49.0%
Sales and marketing	4,393	4,207	186	4.4
General and administrative	5,176	5,561	(385)	(6.9)
Depreciation of fixed assets	676	700	(24)	(3.4)
Amortization of intangibles	674	465	209	44.9
Restructuring, severance and other charges	448	826	(378)	nm
Legal settlements	35	—	35	nm
Operating loss	$(3,804)	$(3,201)	$(603)	18.8%
Operating loss percentage	(11.1)%	(10.6)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2018	2017
Net revenue:
Products	25.6%	24.3%
Support, maintenance and subscription services	55.1	56.8
Professional services	19.3	18.9
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.5%	18.0%
Support, maintenance and subscription services	11.6	14.8
Professional services	14.0	16.2
Total	48.1%	49.0%
Gross profit	51.9%	51.0%
Operating expenses:
Product development	29.7%	22.6%
Sales and marketing	12.8	14.0
General and administrative	15.1	18.5
Depreciation of fixed assets	2.0	2.3
Amortization of intangibles	2.0	1.5
Restructuring, severance and other charges	1.3	2.7
Legal settlements	0.1	—
Operating loss	(11.1)%	(10.6)%

Net revenue. Total net revenue increased $4.1 million, or 13.5%, during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Products revenue increased $1.5 million, or 19.8%, due primarily to increased number of sales of third party hardware. Support, maintenance and subscription services revenue increased $1.7 million, or 10.2%, compared to the second quarter of fiscal 2018 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 26.8% during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Professional services revenue increased $0.9 million, or 15.3%, as a result of growth in our customer base including installations of our traditional on premise and subscription based software solutions and increased use of our technical services team for customer specific software development projects.

Gross profit and gross profit margin. Our total gross profit increased $2.4 million, or 15.5%, for the second quarter of fiscal 2019 and total gross profit margin increased approximately 0.9% to 51.9% from 51.0%. Products gross profit decreased $0.8 million and gross profit margin decreased approximately 13.7% to 12.2% primarily as a result of increased developed technology amortization. Support, maintenance and subscription services gross profit increased $2.2 million and gross margin increased 4.9% to 78.9% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $1.0 million and gross profit margin increased 13.2% to 27.4% due to increased revenue with relatively consistent cost.

Operating expenses

Operating expenses, excluding the charges for legal settlements, restructuring, severance and other charges, increased $3.3 million, or 18.7%, during the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018.

Product development. Product development increased $3.3 million, or 49.0%, in the second quarter of fiscal 2019 due primarily to the absence of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development methodologies in a more dynamic development process that involves higher frequency releases of product features and functions. The Company did not capitalize any amounts for external-use software development costs during the second quarter of fiscal 2019 due to the relatively short development cycle associated with the agile development of our current active products. We capitalized approximately $2.7 million in total development costs during the three months ended September 30, 2017. Total product development costs, including operating expenses and capitalized amounts, were $10.2 million in the second quarter of fiscal 2019 compared to $9.5 million in the second quarter of fiscal 2018. The $0.7 million increase is mostly due to the continued expansion of the India Development Center.

Sales and marketing. Sales and marketing increased slightly by $0.2 million, or 4.4%, in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018.

General and administrative. General and administrative decreased $0.4 million, or 6.9%, in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 mostly due to a $0.2 million reduction in stock compensation for executive grants.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.4 million during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 due to decreased restructuring charges.

Other Expenses (Income)

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other expense (income):
Interest (income)	$(97)	$(23)	$74	nm
Interest expense	3	2	(1)	(50.0)%
Other expense (income), net	28	(37)	(65)	nm
Total other expense, net	$(66)	$(58)	$8	nm

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

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Income tax expense	$53	$105	$52	nm
Effective tax rate	(1.4)%	(3.3)%

nm - not meaningful
For the three months ended September 30, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Results of Operations

First Half Fiscal 2019 Compared to First Half Fiscal 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2018 and 2017:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$17,849	$17,601	$248	1.4%
Support, maintenance and subscription services	36,785	33,775	3,010	8.9
Professional services	13,576	12,618	958	7.6
Total net revenue	68,210	63,994	4,216	6.6
Cost of goods sold:
Products (inclusive of developed technology amortization)	14,833	13,042	1,791	13.7
Support, maintenance and subscription services	8,051	8,478	(427)	(5.0)
Professional services	9,688	10,430	(742)	(7.1)
Total cost of goods sold	32,572	31,950	622	1.9
Gross profit	$35,638	$32,044	$3,594	11.2%
Gross profit margin	52.2%	50.1%
Operating expenses:
Product development	$17,240	$13,438	$3,802	28.3%
Sales and marketing	9,146	9,337	(191)	(2.0)
General and administrative	11,181	12,361	(1,180)	(9.5)
Depreciation of fixed assets	1,282	1,312	(30)	(2.3)
Amortization of intangibles	1,217	950	267	28.1
Restructuring, severance and other charges	889	863	26	nm
Legal settlements	126	—	126	nm
Operating loss	$(5,443)	$(6,217)	$774	(12.4)%
Operating loss percentage	(8.0)%	(9.7)%
nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
	2018	2017
Net revenue:
Products	26.2%	27.5%
Support, maintenance and subscription services	53.9	52.8
Professional services	19.9	19.7
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	21.7%	20.4%
Support, maintenance and subscription services	11.7	13.2
Professional services	14.2	16.3
Total	47.8%	49.9%
Gross profit	52.2%	50.1%
Operating expenses:
Product development	25.4%	21.1%
Sales and marketing	13.4	14.6
General and administrative	16.4	19.3
Depreciation of fixed assets	1.9	2.1
Amortization of intangibles	1.8	1.5
Restructuring, severance and other charges	1.3	1.3
Legal settlements	0.2	—
Operating loss	(8.0)%	(9.7)%

Net revenue. Total net revenue increased $4.2 million, or 6.6%, during the first half of fiscal 2019 compared to the first half of fiscal 2018. Products revenue increased $0.2 million, or 1.4%. Support, maintenance and subscription services revenue increased $3.0 million, or 8.9%, compared to the first half of fiscal 2018 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 22.8% during the first half of fiscal 2019 compared to the first half of fiscal 2018. Professional services revenue increased $1.0 million, or 7.6%, as a result of growth in our customer base including installations of our traditional on premise and subscription based software solutions and increased use of our technical services team for customer specific software development projects.

Gross profit and gross profit margin. Our total gross profit increased $3.6 million, or 11.2%, for the first half of fiscal 2019 and total gross profit margin increased approximately 2.1% to 52.2% from 50.1%. Products gross profit decreased $1.5 million and gross profit margin decreased approximately 9.0% to 16.9% primarily as a result of increased developed technology amortization. Support, maintenance and subscription services gross profit increased $3.4 million and gross margin increased 3.2% to 78.1% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $1.7 million and gross profit margin increased 11.3% to 28.6% due to increased revenue with lower cost from restructuring of our professional services workforce during the first quarter of 2018 into a more efficient operating structure with more limited use of contract labor.

Operating expenses

Operating expenses, excluding the charges for legal settlements, restructuring, severance and other charges, increased $2.7 million, or 7.1%, during the first half of fiscal 2019 compared with the first half of fiscal 2018.

Product development. Product development increased $3.8 million, or 28.3%, in the first half of fiscal 2019 compared to the first half of fiscal 2018 due primarily to the absence of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development methodologies in a more dynamic development process that involves higher frequency releases of product features and functions. The Company capitalized $2.0 million in the six months ended September 30, 2018, with the full balance being captured in Q1 fiscal 2019. We capitalized approximately $4.9 million in total development costs during the six months ended September 30, 2017. Total product development costs, including operating expenses and capitalized amounts, were $19.2 million in the first half of fiscal 2019 compared to $18.3 million in the first half of fiscal 2018. The $0.9 million increase is mostly due to the continued expansion of the India Development Center.

Sales and marketing. Sales and marketing decreased $0.2 million, or 2.0%, in the first half of fiscal 2019 compared with the first half of fiscal 2018.

General and administrative. General and administrative decreased $1.2 million, or 9.5%, in the first half of fiscal 2019 compared with the first half of fiscal 2018 due to approximately $0.5 million reduction in salaries and contract labor costs, $0.4 million reduction in stock compensation for executive grants, and $0.3 million reduction in professional and outside service costs.

Restructuring, severance, and other charges. Restructuring, severance, and other charges during the first half of fiscal 2019 compared to the first half of fiscal 2018 were consistent.

Other Expenses (Income)

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other expense (income):
Interest (income)	$(152)	$(51)	$101	198.0%
Interest expense	5	4	(1)	(25.0)%
Other expense (income), net	228	(147)	(375)	nm
Total other expense (income), net	$81	$(194)	$(275)	nm

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

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Income tax expense	$4.0	$183	$179	nm
Effective tax rate	(0.1)%	(3.0)%

nm - not meaningful
For the six months ended September 30, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, an adjustment to true-up uncertain tax positions, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, and capital expenditures. We believe that cash flow from operating activities, cash on hand of $32.9 million as of September 30, 2018 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of September 30, 2018 and March 31, 2018, our total debt was approximately $0.1 million and $0.2 million, comprised of capital lease obligations in both periods.

At September 30, 2018, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 90% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Six months ended
	September 30,
(In thousands)	2018	2017
Net cash (used in):
Operating activities	$(2,748)	$(1,648)
Investing activities	(3,524)	(8,585)
Financing activities	(616)	(580)
Effect of exchange rate changes on cash	(151)	90
Net decrease in cash and cash equivalents	$(7,039)	$(10,723)

Cash flow used in operating activities. Cash flow used in operating activities was $2.7 million in the first six months of fiscal 2019. A decrease in operating assets and liabilities of $7.4 million and operating loss of $5.4 million were mostly offset by $8.5 million in depreciation and amortization and $1.7 million in share-based compensation.

Cash flow used in investing activities. For the first six months of fiscal 2019, the $3.5 million in cash used in investing activities was primarily comprised of $2.2 million for the development of proprietary software and $1.3 million for purchase of property and equipment, and internal use software development.

Cash flow used in financing activities.  During the first six months of fiscal 2019, the $0.6 million used in financing activities was primarily comprised of $0.6 million related to the repurchase of shares to satisfy employee tax withholding on share based compensation.

Contractual Obligations

As of September 30, 2018, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2018.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017, and (v)

Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	October 26, 2018	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)