Form 10-Q
period 2018-12-31
AGILYSYS INC
filed 2019-01-30
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

The number of Common Shares of the registrant outstanding as of January 25, 2019 was 23,535,117.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	March 31, 2018
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,995	$39,943
Accounts receivable, net of allowance for doubtful accounts of $839 and $900, respectively	33,640	16,389
Contract assets	4,221	—
Inventories	1,566	1,999
Prepaid expenses and other current assets	4,334	5,593
Total current assets	80,756	63,924
Property and equipment, net	15,278	17,512
Goodwill	19,622	19,622
Intangible assets, net	8,450	8,484
Software development costs, net	37,812	45,181
Other non-current assets	5,515	2,484
Total assets	$167,433	$157,207
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,431	$8,400
Contract liabilities	39,935	26,820
Accrued liabilities	12,872	9,241
Capital lease obligations, current	48	120
Total current liabilities	59,286	44,581
Deferred income taxes, non-current	523	227
Capital lease obligations, non-current	40	57
Other non-current liabilities	3,479	3,911
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,535,090 and 23,324,679 shares outstanding at December 31, 2018 and March 31, 2018, respectively	9,482	9,482
Treasury shares, 8,071,741 and 8,282,152 at December 31, 2018 and March 31, 2018, respectively	(2,422)	(2,486)
Capital in excess of stated value	639	(1,911)
Retained earnings	96,640	103,601
Accumulated other comprehensive loss	(234)	(255)
Total shareholders' equity	104,105	108,431
Total liabilities and shareholders' equity	$167,433	$157,207

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except share data)	2018	2017	2018	2017
Net revenue:
Products	$10,232	$8,156	$28,081	$25,758
Support, maintenance and subscription services	19,345	17,215	56,130	50,990
Professional services	6,437	5,939	20,013	18,557
Total net revenue	36,014	31,310	104,224	95,305
Cost of goods sold:
Products (inclusive of developed technology amortization)	8,371	6,820	23,204	19,862
Support, maintenance and subscription services	3,909	4,132	11,960	12,610
Professional services	5,087	4,730	14,775	15,160
Total cost of goods sold	17,367	15,682	49,939	47,632
Gross profit	18,647	15,628	54,285	47,673
	51.8%	49.9%	52.1%	50.0%
Operating expenses:
Product development	10,059	7,269	27,299	20,708
Sales and marketing	5,217	4,278	14,363	13,616
General and administrative	5,865	6,114	17,047	18,475
Depreciation of fixed assets	651	581	1,933	1,892
Amortization of intangibles	675	471	1,892	1,421
Restructuring, severance and other charges	58	378	948	1,241
Legal settlements	—	150	126	150
Total operating expense	22,525	19,241	63,608	57,503
Operating loss	(3,878)	(3,613)	(9,323)	(9,830)
Other expense (income):
Interest (income)	(83)	(13)	(235)	(64)
Interest expense	3	3	8	7
Other expense (income), net	68	(46)	293	(196)
Loss before taxes	(3,866)	(3,557)	(9,389)	(9,577)
Income tax expense (benefit)	182	(1,623)	186	(1,439)
Net loss	$(4,048)	$(1,934)	$(9,575)	$(8,138)

Weighted average shares outstanding	23,048	22,851	23,030	22,777
Loss per share - basic and diluted:
Loss per share	$(0.18)	$(0.08)	$(0.42)	$(0.36)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2018	2017	2018	2017
Net loss	$(4,048)	$(1,934)	$(9,575)	$(8,138)
Other comprehensive gain/(loss), net of tax:
Unrealized foreign currency translation adjustments	87	(17)	21	5
Total comprehensive loss	$(3,961)	$(1,951)	$(9,554)	$(8,133)

See accompanying notes to condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
(In thousands)	2018	2017
Operating activities
Net loss	$(9,575)	$(8,138)

Adjustments to reconcile net loss to net cash provided by operating activities
Net restructuring, severance and other charges	(268)	262
Net legal settlements	—	150
Depreciation	1,933	1,892
Amortization	1,892	1,421
Amortization of developed technology	9,357	7,371
Deferred income taxes	44	(1,214)
Share-based compensation	2,956	3,776
Change in cash surrender value of company owned life insurance policies	12	11
Changes in operating assets and liabilities	(4,632)	(3,433)
Net cash provided by operating activities	1,719	2,098
Investing activities
Capital expenditures	(1,610)	(5,289)
Capitalized software development costs	(2,189)	(7,272)
Investments in corporate-owned life insurance policies	(27)	(27)
Net cash used in investing activities	(3,826)	(12,588)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(612)	(1,190)
Principal payments under long-term obligations	(90)	(92)
Net cash used in financing activities	(702)	(1,282)
Effect of exchange rate changes on cash	(139)	132
Net decrease in cash and cash equivalents	(2,948)	(11,640)
Cash and cash equivalents at beginning of period	$39,943	$49,255
Cash and cash equivalents at end of period	$36,995	$37,615

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$31	$81
Accrued capitalized software development costs	—	107

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

The Condensed Consolidated Balance Sheet as of December 31, 2018, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2018 and 2017, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement. The disclosure requirements of the reasons for transfers between Level 1 and Level 2, the policy for timing transfers between levels, and the valuation process for Level 3 measurements have been removed. Certain modifications were made to required disclosures and additional requirements were established. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, Leases, allowing for the application of the new standard as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02, Leases. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-02, however we anticipate the adoption of the standard will materially affect our consolidated financial statements given the significance of our leases.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We have adopted this standard as of April 1, 2018; the adoption had no impact to our condensed consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software and hardware including server, storage, and point of sale), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $10.2 million and $28.1 million, and over time (support, maintenance and subscription services and professional services) totaled $25.8 million and $76.1 million for the three and nine months ended December 31, 2018, respectively. See Nature of Goods and Services section below for additional information regarding revenue recognition procedures for our revenue streams.

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

Support and maintenance revenue is derived from providing telephone and on-line technical support services, bug fixes, and unspecified software updates and upgrades to customers on a when-and-if-available basis. Each of these performance obligations provide benefit to the customer on a standalone basis and are distinct in the context of the contract. Each of these distinct performance obligations represent a stand ready obligation to provide service to a customer, which is concurrently delivered and has the same pattern of transfer to the customer, which is why we account for these support services as a single performance obligation, recognized over the term of the maintenance agreement.

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

Revenue recognized during the three and nine months ended December 31, 2018 from amounts included in contract liabilities at the beginning of the period was $7.6 million and $28.1 million. During the three and nine months ended December 31, 2018, we transferred $0.4 million and $3.8 million to accounts receivable from contract assets recognized at April 1, 2018 because the right to the transaction consideration became unconditional.

Our arrangements are for a period of one year or less. We had approximately $42 million of remaining performance obligations as of December 31, 2018, which we expect to recognize over the next twelve months.

Assets Recognized from Costs to Obtain a Contract

We capitalize commission expenses paid to internal sales personnel as expenses that are incremental to obtaining customer contracts. We have determined that these commission expenses are in fact incremental and would not have occurred absent the customer contract. Capitalized sales commissions are amortized on a straight-line basis over the period the goods or services are expected to be transferred to the customer to which the assets relate, which can range as long as five years. We have determined that certain sales incentive programs meet the requirements to be capitalized. We have capitalized $1.9 million of sales incentive costs in prior periods as part of our opening retained earnings adjustment on April 1, 2018. Capitalized sales incentive costs as of December 31, 2018 was $2.9 million. These balances are included in other non-current assets on our condensed consolidated balance sheet and are amortized as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. During the three and nine months ended December 31, 2018, we expensed $1.3 million and $3.1 million of sales commissions, which includes amortization of capitalized amounts of $0.3 million and $0.8 million, respectively; included in operating expenses - sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

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

Impact of Topic 606 on Financial Statement Line Items

The impact of adoption of Topic 606 on our condensed consolidated balance sheet as of December 31, 2018 and on our condensed consolidated statement of operations for the three and nine months ended December 31, 2018 was as follows:

	December 31, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Assets:
Accounts receivable, net	33,640	23,801	9,839
Contract assets	4,221	—	4,221
Prepaid expenses and other current assets	4,334	4,751	(417)
Other non-current assets	5,515	2,860	2,655

Liabilities:
Contract liabilities	39,935	26,391	13,544

Shareholders' equity:
Retained earnings	96,640	93,886	2,754

	Three months ended December 31, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Net revenue:
Products	10,232	9,889	343
Support, maintenance and subscription services	19,345	19,558	(213)
Professional services	6,437	6,699	(262)
Total net revenue:	36,014	36,146	(132)

Operating expenses:
Sales and marketing	5,217	5,351	(134)

Net Loss	(4,048)	(4,050)	(2)

	Nine months ended December 31, 2018
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Net revenue:
Products	28,081	26,982	1,099
Support, maintenance and subscription services	56,130	56,752	(622)
Professional services	20,013	20,593	(580)
Total net revenue:	104,224	104,327	(103)

Operating expenses:
Sales and marketing	14,363	14,606	(243)

Net Loss	(9,575)	(9,715)	(140)

The adoption of Topic 606 had no material impact to cash used in operating, investing or financing activities on our condensed consolidated statement of cash flows.

4. Restructuring Charges

We recognize restructuring charges when a plan that materially changes the scope of our business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2018 Restructuring Plan

As of December 31, 2018, we had a remaining liability of approximately $20,000 recorded for the fiscal 2018 restructuring plan.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at	Provisions/Adjustments	Payments	Balance at
(In thousands)	March 31, 2018			December 31, 2018
Fiscal 2018 Restructuring Plan:
Restructuring and other employment costs	$198	$—	$(178)	$20
Total restructuring costs	$198	$—	$(178)	$20

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2018			March 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(180)	50	230	(146)	84
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,133)	50	24,183	(24,099)	84
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,133)	$8,450	$32,583	$(24,099)	$8,484

Software development costs	$67,541	$(29,729)	$37,812	$53,368	$(20,372)	$32,996
Project expenditures not yet in use	—	—	—	12,185	—	12,185
Total software development costs	$67,541	$(29,729)	$37,812	$65,553	$(20,372)	$45,181

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2019	$3,257
2020	12,599
2021	12,515
2022	5,403
2023	3,399
2024	689
Total	$37,862

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.4 million and $2.6 million for the three months ended December 31, 2018 and 2017, and $9.4 million and $7.4 million for the nine months ended December 31, 2018 and 2017, respectively. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended December 31, 2018 and 2017, and $34,500 for the nine months ended December 31, 2018 and 2017. These charges are classified as operating expenses - amortization of intangibles in our condensed consolidated statements of operations along with amortization expense related to our capitalized internal-use software that we classify in Property and Equipment, net within the condensed consolidated balance sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at carrying value, net of accumulated amortization. The Company did not capitalize any amounts for external-use software development costs during the three months ended December 31, 2018 due to the current active projects which carry a sufficiently short amount of time between achieving technological feasibility and reaching general availability to preclude capitalization. We capitalized approximately $1.6 million during the three months ended December 31, 2017, and $2.0 million and $6.5 million during the nine months ended December 31, 2018 and 2017, respectively.

6. Additional Balance Sheet Information
Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2018	March 31, 2018
Accrued liabilities:
Salaries, wages, and related benefits	$10,483	$6,793
Other taxes payable	1,120	769
Restructuring liabilities	20	198
Severance liabilities	33	—
Professional fees	143	288
Deferred rent	430	407
Other	643	786
Total	$12,872	$9,241
Other non-current liabilities:
Uncertain tax positions	$1,342	$1,519
Deferred rent	2,060	2,313
Other	77	79
Total	$3,479	$3,911

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts was $33.6 million and $16.4 million as of December 31, 2018 and March 31, 2018, respectively. The related allowance for doubtful accounts was $0.8 million and $0.9 million as of December 31, 2018 and March 31, 2018, respectively.

7. Income Taxes

The following table compares our income tax expense (benefit) and effective tax rates for the three and nine months ended December 31, 2018 and 2017:

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017
Income tax expense (benefit)	$182	$(1,623)	$186	$(1,439)
Effective tax rate	(4.7)%	45.6%	(2.0)%	15.0%

For the three and nine months ended December 31, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, adjustments to uncertain tax positions, a SAB 118 and Tax Act deferred tax adjustment including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

On December 22, 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB No. 118 allows registrants to record provisional amounts for a period up to one year from the date of enactment of the Tax Act when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of March 31, 2018, it was uncertain if and to what extent various states would enact legislation to conform to the Tax Act. As legislative guidance and accounting interpretations were expected in the future, we considered the accounting of the deferred tax remeasurement including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets, to be incomplete and therefore only considered amounts related to these items to be reasonably estimated as of March 31, 2018. We completed the accounting for the Tax Act during Q3 fiscal 2019 and recorded an adjustment on December 31, 2018 of $0.2 million to increase our deferred tax liability associated with certain indefinite lived intangibles.

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

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(4,048)	$(1,934)	$(9,575)	$(8,138)

Denominator:
Weighted average shares outstanding	23,048	22,851	23,030	22,777

Loss per share - basic and diluted:
Loss per share	$(0.18)	$(0.08)	$(0.42)	$(0.36)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,471	1,658	1,443	1,705

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 482,846 and 530,138 of restricted shares at December 31, 2018 and 2017, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands)	2018	2017	2018	2017
Product development	$509	$456	$938	$982
Sales and marketing	136	173	335	529
General and administrative	637	829	1,683	2,265
Total share-based compensation expense	1,282	1,458	2,956	3,776

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the nine months ended December 31, 2018 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2018	1,103,160	$10.60
Granted	158,244	14.22
Exercised	(179,681)	10.28
Forfeited	(43,960)	10.85
Cancelled/expired	(6,138)	10.62
Outstanding at December 31, 2018	1,031,625	$11.20	5.0	$2,155
Exercisable at December 31, 2018	576,277	$10.60	4.5	$2,155

As of December 31, 2018, total unrecognized stock based compensation expense related to non-vested SSARs was $0.7 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2018 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2018	243,354	$10.78
Granted	249,949	14.32
Vested	(10,000)	12.47
Forfeited	(63,748)	10.71
Outstanding at December 31, 2018	419,555	$12.93

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2018, total unrecognized stock based compensation expense related to non-vested restricted stock was $2.6 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the nine months ended December 31, 2018 for the performance shares awarded under the 2016 Plan:

Number of Shares
(In thousands, except share and per share data)
Outstanding at April 1, 2018	91,463
Granted	63,291
Forfeited	(75,641)
Vested	(15,822)
Outstanding at December 31, 2018	63,291

Based on the performance goals, management estimates a liability of $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2019. As of December 31, 2018, total unrecognized stock based compensation expense related to non-vested performance shares was $135,000, which is expected to be recognized over the remaining vesting period of 3 months.

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

There were no significant transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2018 and 2017.

The following tables present information about our financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$868	—	—	$868

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$853	—	—	$853

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine months ended
	December 31,
(In thousands)	2018	2017
Corporate-owned life insurance:
Balance on April 1	$853	$809
Unrealized (loss) relating to instruments held at reporting date	(12)	(11)
Purchases, sales, issuances and settlements, net	27	27
Balance on December 31	$868	$825

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

Revenue - Defined

On April 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to the contracts that were not completed as of the adoption date. Results for operating periods beginning after the adoption date are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under prior guidance in effect at that time. For additional information regarding the adoption of this accounting standard, please refer to Note 3, "Revenue Recognition" in our condensed consolidated financial statements in Part I, Item I of this report for further details.

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

Results of Operations

Third Fiscal Quarter 2019 Compared to Third Fiscal Quarter 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2018 and 2017:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$10,232	$8,156	$2,076	25.5%
Support, maintenance and subscription services	19,345	17,215	2,130	12.4
Professional services	6,437	5,939	498	8.4
Total net revenue	36,014	31,310	4,704	15.0
Cost of goods sold:
Products (inclusive of developed technology amortization)	8,371	6,820	1,551	22.7
Support, maintenance and subscription services	3,909	4,132	(223)	(5.4)
Professional services	5,087	4,730	357	7.5
Total cost of goods sold	17,367	15,682	1,685	10.7
Gross profit	$18,647	$15,628	$3,019	19.3%
Gross profit margin	51.8%	49.9%
Operating expenses:
Product development	$10,059	$7,269	$2,790	38.4%
Sales and marketing	5,217	4,278	939	21.9
General and administrative	5,865	6,114	(249)	(4.1)
Depreciation of fixed assets	651	581	70	12.0
Amortization of intangibles	675	471	204	43.3
Restructuring, severance and other charges	58	378	(320)	(84.7)
Legal settlements	—	150	(150)	nm
Operating loss	$(3,878)	$(3,613)	$(265)	7.3%
Operating loss percentage	(10.8)%	(11.5)%

nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2018	2017
Net revenue:
Products	28.4%	26.0%
Support, maintenance and subscription services	53.7	55.0
Professional services	17.9	19.0
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	23.2%	21.8%
Support, maintenance and subscription services	10.9	13.2
Professional services	14.1	15.1
Total	48.2%	50.1%
Gross profit	51.8%	49.9%
Operating expenses:
Product development	27.9%	23.2%
Sales and marketing	14.5	13.6
General and administrative	16.3	19.5
Depreciation of fixed assets	1.8	1.9
Amortization of intangibles	1.9	1.5
Restructuring, severance and other charges	0.2	1.2
Legal settlements	—	0.5
Operating loss	(10.8)%	(11.5)%

Net revenue. Total net revenue increased $4.7 million, or 15.0%, during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Products revenue increased $2.1 million, or 25.5%, due to growth in both third party hardware sales and proprietary on premise software sales, both of which grew more than 20% compared to the prior year. Support, maintenance and subscription services revenue increased $2.1 million, or 12.4%, compared to the third quarter of fiscal 2018 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 25% during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Professional services revenue increased $0.5 million, or 8.4%, as a result of growth in our customer base including installations of our traditional on premise and subscription based software solutions and increased use of our technical services team for customer specific software development projects.

Gross profit and gross profit margin. Our total gross profit increased $3.0 million, or 19.3%, for the third quarter of fiscal 2019 and total gross profit margin increased 1.9% to 51.8% from 49.9%. Products gross profit increased $0.5 million and gross profit margin increased 1.8% to 18.2% primarily due to higher proprietary on premise software sales. Support, maintenance and subscription services gross profit increased $2.4 million and gross margin increased 3.8% to 79.8% due primarily to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $0.1 million and gross profit margin increased 0.6% to 21.0% due to increased revenue with a relatively consistent increase in cost.

Operating expenses

Operating expenses, excluding the charges for legal settlements, restructuring, severance and other charges, increased $3.8 million, or 20.1%, during the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018.

Product development. Product development increased $2.8 million, or 38.4%, in the third quarter of fiscal 2019 due primarily to the absence of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. The Company did not capitalize any amounts for external-use software development costs during the third quarter of fiscal 2019 due to the relatively short development cycle associated with the agile development of our current active products. We capitalized approximately $2.1 million in total development costs during the three months ended December 31, 2017. Total product development costs, including operating expenses and capitalized amounts, were $10.1 million in the third quarter of fiscal 2019 compared to $9.4 million in the third quarter of fiscal 2018. The $0.7 million increase is mostly due to the continued expansion of our R&D teams.

Sales and marketing. Sales and marketing increased by $0.9 million, or 21.9%, in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 due primarily to a $0.5 million increase in commissions and incentive compensation as well as $0.3 million of increased advertising and promotional expense related to the timing of marketing events.

General and administrative. General and administrative decreased $0.2 million, or 4.1%, in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 mostly due to a $0.2 million reduction in stock compensation for executive grants.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.3 million during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 due to the non-recurring nature of the 2018 restructuring activities.

Other Expenses (Income)

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other expense (income):
Interest (income)	$(83)	$(13)	$70	nm
Interest expense	3	3	—	—%
Other expense (income), net	68	(46)	(114)	nm
Total other (income), net	$(12)	$(56)	$(44)	nm

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

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Income tax expense (benefit)	$182	$(1,623)	$(1,805)	nm
Effective tax rate	(4.7)%	45.6%

nm - not meaningful
For the three months ended December 31, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, adjustments to uncertain tax positions, a SAB 118 and Tax Act deferred tax adjustment including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Results of Operations

First Nine Months Fiscal 2019 Compared to First Nine Months Fiscal 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2018 and 2017:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$28,081	$25,758	$2,323	9.0%
Support, maintenance and subscription services	56,130	50,990	5,140	10.1
Professional services	20,013	18,557	1,456	7.8
Total net revenue	104,224	95,305	8,919	9.4
Cost of goods sold:
Products (inclusive of developed technology amortization)	23,204	19,862	3,342	16.8
Support, maintenance and subscription services	11,960	12,610	(650)	(5.2)
Professional services	14,775	15,160	(385)	(2.5)
Total cost of goods sold	49,939	47,632	2,307	4.8
Gross profit	$54,285	$47,673	$6,612	13.9%
Gross profit margin	52.1%	50.0%
Operating expenses:
Product development	$27,299	$20,708	$6,591	31.8%
Sales and marketing	14,363	13,616	747	5.5
General and administrative	17,047	18,475	(1,428)	(7.7)
Depreciation of fixed assets	1,933	1,892	41	2.2
Amortization of intangibles	1,892	1,421	471	33.1
Restructuring, severance and other charges	948	1,241	(293)	(23.6)
Legal settlements	126	150	(24)	(16.0)
Operating loss	$(9,323)	$(9,830)	$507	(5.2)%
Operating loss percentage	(8.9)%	(10.3)%
nm - not meaningful

The following table presents the percentage relationship of our Condensed Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
	2018	2017
Net revenue:
Products	26.9%	27.0%
Support, maintenance and subscription services	53.9	53.5
Professional services	19.2	19.5
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.3%	20.9%
Support, maintenance and subscription services	11.4	13.2
Professional services	14.2	15.9
Total	47.9%	50.0%
Gross profit	52.1%	50.0%
Operating expenses:
Product development	26.2%	21.7%
Sales and marketing	13.8	14.3
General and administrative	16.3	19.4
Depreciation of fixed assets	1.9	2.0
Amortization of intangibles	1.8	1.5
Restructuring, severance and other charges	0.9	1.3
Legal settlements	0.1	0.2
Operating loss	(8.9)%	(10.3)%

Net revenue. Total net revenue increased $8.9 million, or 9.4%, during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. Products revenue increased $2.3 million, or 9.0%, due to growth in both third party hardware sales and proprietary on premise software sales. Support, maintenance and subscription services revenue increased $5.1 million, or 10.1%, compared to the first nine months of fiscal 2018 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased approximately 23.6% during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. Professional services revenue increased $1.5 million, or 7.8%, as a result of growth in our customer base including installations of our traditional on premise and subscription based software solutions and increased use of our technical services team for customer specific software development projects.

Gross profit and gross profit margin. Our total gross profit increased $6.6 million, or 13.9%, for the first nine months of fiscal 2019 and total gross profit margin increased 2.1% to 52.1% from 50.0%. Products gross profit decreased $1.0 million and gross profit margin decreased approximately 5.5% to 17.4% primarily as a result of increased developed technology amortization. Support, maintenance and subscription services gross profit increased $5.8 million and gross margin increased 3.4% to 78.7% due primarily to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $1.8 million and gross profit margin increased 7.9% to 26.2% due to increased revenue with lower cost from restructuring of our professional services workforce during the first quarter of 2018 into a more efficient operating structure with more limited use of contract labor.

Operating expenses

Operating expenses, excluding the charges for legal settlements, restructuring, severance and other charges, increased $6.4 million, or 11.4%, during the first nine months of fiscal 2019 compared with the first nine months of fiscal 2018.

Product development. Product development increased $6.6 million, or 31.8%, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 due primarily to a reduction in the amount of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. The Company capitalized $2.0 million of external use software development costs, and $0.3 million of internal use software development costs in the nine months ended December 31, 2018, with the full balance capitalized in Q1 fiscal 2019. We capitalized approximately $8.2 million in total development costs during the nine months ended December 31, 2017. Total product development costs, including operating expenses and capitalized amounts, were $29.6 million in the first nine months of fiscal 2019 compared to $28.9 million in the first nine months of fiscal 2018. The $0.7 million increase is mostly due to the continued expansion of our R&D teams.

Sales and marketing. Sales and marketing increased $0.7 million, or 5.5%, in the first nine months of fiscal 2019 compared with the first nine months of fiscal 2018 mostly due to increased commissions and incentive compensation as a result of our continued revenue growth.

General and administrative. General and administrative decreased $1.4 million, or 7.7%, in the first nine months of fiscal 2019 compared with the first nine months of fiscal 2018 due to approximately $1.1 million reduction in professional and outside services costs and a $0.2 million reduction in compensation expense.

Restructuring, severance, and other charges. Restructuring, severance, and other charges during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 decreased $0.3 million, or 23.6% due to non-recurring 2018 restructuring activities.

Other Expenses (Income)

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other expense (income):
Interest (income)	$(235)	$(64)	$171	nm
Interest expense	8	7	(1)	(14.3)%
Other expense (income), net	293	(196)	(489)	nm
Total other expense (income), net	$66	$(253)	$(319)	nm

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

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Income tax expense (benefit)	$186	$(1,439)	$(1,625)	nm
Effective tax rate	(2.0)%	15.0%

nm - not meaningful
For the nine months ended December 31, 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, adjustments to uncertain tax positions, a SAB 118 and Tax Act deferred tax adjustment including the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, and capital expenditures. We believe that cash flow from operating activities, cash on hand of $37.0 million as of December 31, 2018 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements in the next 12 months.

As of December 31, 2018 and March 31, 2018, our total debt was approximately $0.1 million and $0.2 million, comprised of capital lease obligations in both periods.

At December 31, 2018, 100% of our cash and cash equivalents were deposited in bank accounts or invested in highly liquid investments with original maturities of three months or less. We maintain approximately 90% of our cash and cash equivalents in the United States. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents.

Cash Flow

	Nine months ended
	December 31,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$1,719	$2,098
Investing activities	(3,826)	(12,588)
Financing activities	(702)	(1,282)
Effect of exchange rate changes on cash	(139)	132
Net decrease in cash and cash equivalents	$(2,948)	$(11,640)

Cash flow provided by operating activities. Cash flow provided by operating activities during the first nine months of fiscal 2018 excluded approximately $7.3 million of capitalized software development costs which were reflected in investing activities. Cash flow provided by operating activities during the first nine months of fiscal 2019 excluded approximately $2.2 million of capitalized software development costs which were reflected in investing activities. This reduction is related to a change in development and deployment practices that no longer permit capitalization of such costs. This results in the inclusion of this type of cost in operating activities rather than investing activities and is the main driver of decreased cash provided by operating activities during the current fiscal year.

Cash flow used in investing activities. For the first nine months of fiscal 2019, the $3.8 million in cash used in investing activities was comprised of $2.2 million for the development of proprietary software and $1.6 million for purchase of property and equipment compared to $7.3 million and $5.3 million, respectively, in fiscal 2018. The reduction in expenditures associated with development of proprietary software is described above under cash flow provided by operating activities. The reduction in expenditures associated with property and equipment is due to payments associated with the establishment of our India Development Center in fiscal 2018, as well as reduced capitalization of internal use software and reduced equipment purchases in fiscal 2019.

Cash flow used in financing activities.  During the first nine months of fiscal 2019, the $0.7 million used in financing activities was primarily comprised of $0.6 million related to the repurchase of shares to satisfy employee tax withholding on share based compensation. The reduction from fiscal 2018 is primarily related to the repurchase of shares to satisfy employee tax withholding associated with the timing of vesting of grants in fiscal 2018.

Contractual Obligations

As of December 31, 2018, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2018.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	January 30, 2019	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)