Form 10-K
period 2019-03-31
AGILYSYS INC
filed 2019-05-24
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of Common Shares held by non-affiliates as of May 21, 2019 was $441,239,714.

As of May 21, 2019, 23,495,028 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.
Annual Report on Form 10-K
Year Ended March 31, 2019

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

Part I

Item 1. Business.

Overview
Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point of sale (POS), property management systems (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

Our principal executive offices and corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2019 refers to the fiscal year ended March 31, 2019.

History and Significant Events

Organized in 1963 as Pioneer-Standard Electronics, Inc., an Ohio corporation, we began operations as a distributor of electronic components and, later, enterprise computer solutions. Exiting the former in fiscal 2003 with the sale of our Industrial Electronic Division, we used the proceeds to reduce debt and fund growth of our enterprise solutions business. This included acquiring businesses focused on higher-margin and more specialized solutions for the hospitality and retail industries. At the same time, we changed our name to Agilysys, Inc.

In fiscal 2004, we acquired Inter-American Data, Inc., which allowed us to become the leading developer and provider of technology solutions for property and inventory management in the casino and resort industries.

In fiscal 2007, we exited the enterprise computer distribution business. We used the proceeds from that sale to return cash to shareholders and fund a number of acquisitions that broadened our solutions and capabilities portfolios. We acquired InfoGenesis, Inc., Visual One Systems Corp. and Eatec Corporation in fiscal 2008, significantly expanding our specialized offerings to the hospitality industry through enterprise-class POS, PMS and inventory and procurement software solutions tailored for a variety of applications in cruise, golf, spa, gaming, lodging, resort and catering. These offerings feature highly intuitive, secure and robust solutions, easily scalable across multiple departments or property locations.

In fiscal 2012, we sold our IT solutions business and restructured our business model to focus on higher-margin, profitable growth opportunities in the hospitality and retail sectors. We also reduced our real-estate footprint and lowered overhead costs by relocating corporate services from Solon, Ohio to Alpharetta, Georgia, thus moving our senior management team closer to our remaining operating units.

In fiscal 2014, we sold our retail solutions and services business to Kyrus Solutions, Inc. (Kyrus), an affiliate of Clearlake Capital Group, L.P. Following completion of the transaction, our business focused exclusively on hospitality solutions and the growth opportunities in the hospitality market.

In fiscal 2018, we opened a development center in Chennai, India, to supplement our product development efforts.

Today, we are focused on providing state-of-the-art, end-to-end solutions that enhance guest experiences and allow our customers to promote their respective brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying innovative solutions that increase speed and accuracy, integrate with other enterprise systems and create a common infrastructure for managing guest data thereby enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the guest relationship.

Our strategy is to increase the proportion of revenue we derive from ongoing support and maintenance agreements, subscription services, cloud applications and professional services.

Products, Support and Professional Services

We are a leading developer and marketer of software enabled solutions and services to the hospitality industry, including: software solutions fully integrated with third party hardware and operating systems; support, maintenance and subscription services; and, professional services. Areas of specialization are point of sale, property management, and a broad range of solutions that support the ecosystem of these core solutions.

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)

•	Support, maintenance and subscription services

•	Professional services

Total revenue for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2019	2018	2017
Products	$39,003	$33,699	$38,339
Support, maintenance and subscription services	75,496	69,068	63,308
Professional services	26,343	24,593	26,031
Total	$140,842	$127,360	$127,678

Products: Products revenue is comprised of revenue from the sale of software along with third party hardware and operating systems. Software sales include up front revenue for licensing our solutions on a perpetual basis. Software sales are driven by our solutions' ability to help our customer meet the demands of their guests and improve operating efficiencies. Our software revenue is also driven by the ability of our customers to configure our solutions for their specific needs and the robust catalog of integrations we offer to third party solutions. Our software solutions require varying form factors of third party hardware and operating systems to operate, such as staff facing terminals, kiosk solutions, mobile tablets or servers. Third party hardware and operating system revenue is typically driven by new customer wins and existing customer hardware refresh purchases.

Support, Maintenance and Subscription Services: Technical software support, software maintenance and software subscription services are a significant portion of our consolidated revenue and typically generate higher profit margins than products revenue. Growth has been driven by a strategic focus on developing and promoting these offerings while market demand for maintenance services and updates that enhance reliability, as well as the desire for flexibility in purchasing options, continue to reinforce this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on premise and in the cloud.

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

Our portfolio of hospitality software solutions:
The hospitality industry has long been focused on operating end-to-end businesses, but the technology vendors that service the industry have been focused on product-centric solutions that make use of a high number of software modules and operating silos. To resolve this disconnect and more effectively align with the business operations of our customers, we have evolved our approach to be focused on delivering integrated "platform-centric” solutions for Lodging and Food & Beverage including the applications necessary to support this ecosystem.

Our technology platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests before, during and post-visit. We offer an end-to-end solution that helps our customers improve the guest experience, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our focus is to help hospitality operators recruit and retain customers into their facilities, increase their wallet share from each guest and improve the overall experience throughout the entire guest journey - from the initial customer touch point through post-visit interactions.

Point of Sale (POS) Solutions:

Agilysys POS solution suite allows our customers to provide their guests with an omni-channel experience within their property. Guests are empowered to create their own experiences through ordering from a mobile device or walking up to a self-service kiosk, but also providing for a more traditional experience with staff by walking to a cashier, bar or having a server come to them. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise grade back office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory management and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

Agilysys InfoGenesis® POS is an award-winning point of sale solution that combines a fast, intuitive and highly customizable terminal application with powerful, flexible reporting and configuration capabilities in the back office management portal. The system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. The system's detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Engineered for all regions of the world, the Agilysys POS solution suite offers a multinational set of features, including language, currency and fiscal technology, coupled with a robust enterprise management capability enabling the largest global customers to run their business efficiently. With a modern integration platform of APIs, the solution is also capable of integrating with a variety of ancillary applications allowing our customers to keep their entire technology estate. InfoGenesis POS is available as a cloud-based or on-premise solution.

Agilysys InfoGenesis Flex is a mobility solution that offers full point of sale functionality on a Windows tablet in 6, 8, or 10" form factors. It provides a sleek, modern alternative to traditional point of sale installations and can be used as a slim fixed terminal or as a convertible mobile POS simply by removing the tablet from its base.

Agilysys InfoGenesis KDS is a digital kitchen management solution that integrates with InfoGenesis, rGuest Buy® Kiosk and rGuest Buy OnDemand to deliver staff and customer originated orders to the kitchen for preparation. Custom attributes such as guest phone number, name, guest location or packaging instructions can be provided on each incoming order so the order can be fulfilled promptly to guests. Guests can optionally be notified of order completion via an order status monitor (OSM) or via text message.

rGuest Buy Kiosk is an enterprise-class self-service, customer-facing point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as buffets, grab 'n go, corporate cafeterias and food courts. Its flexibility supports a variety of operational workflows, such as "order and pay", "order only", "pay at cashier" and self check-out, and integrates with a variety of property management, casino management and loyalty systems. rGuest Buy Kiosk is currently deployed at more than 121 customer sites across the country, including corporate cafeterias at a top five U.S. bank, a top 40 U.S. law firm, one of the nation's largest technology manufacturers, and at a national financial services firm.

rGuest Buy Kiosk’s intuitive guest-facing order and pay experiences transfer the control and convenience to the end user. The self-service components reduce on-site labor needed to manage venue operations, while improving guest throughput, check size, order accuracy, guest experience and satisfaction. The platform-driven and cloud-based solution allows for easy deployments and management at scale resulting in a lowered overall cost of ownership.

rGuest Buy OnDemand provides a visual, interactive F&B ordering experience to any mobile device - phone, tablet, laptop - with a browser- based self-service experience. Using a simple, intuitive interface, guests can easily order and reorder from anywhere across the property, driving order velocity and volume.

Property Management Systems (PMS):

Agilysys offers the most comprehensive suite of property management applications to serve the needs of our integrated resort and hospitality customers. Our platforms enable our customers to provide a seamless experience to their guests while driving operational efficiencies throughout the value chain. Our PMS suite of applications consists of the core property management system, a commission free booking engine, self-service check in and check out solutions, spa, golf, retail, accounting, sales and catering, service request optimization and condo management applications.

Agilysys Lodging Management System® (LMS™) is an on-premise or hosted, web and mobile-enabled, PMS solution targeting the operator with large, complex operations. It runs 24/7 to automate every aspect of hotel operations in properties from 100 to over 7,000 rooms, and has interfaces to a wide array of industry applications including but not limited to all core casino management systems and leading global distribution systems (GDSs). Its foundation expands to incorporate modules for activities scheduling, attraction ticketing and more.

Agilysys Visual One® PMS is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete hospitality solution expanding beyond traditional PMS solutions enabling the resort to run its end-to-end operations, including front desk, housekeeping, sales & catering, maintenance, accounting, condo owner management, golf, retail POS, and activities. Visual One provides an integrated solution with interfaces to leading GDSs, casino management systems, hospitality automation and our other products.

rGuest® Stay PMS is the company’s groundbreaking cloud-based property management system that optimizes operational efficiency, increases revenue and enhances guest service. rGuest Stay is currently generally available for select-service hotels and chains, as well as for limited-service casino hotels. The guest-centric PMS leverages the rGuest standards-based platform on an open architecture with public APIs to enable richly integrated applications delivered from Agilysys, its partners and customers. rGuest Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

Focused on improving revenue and streamlining operations, rGuest Stay is designed to enable hotels to gather and analyze guest information across properties that can be used to create loyalty-generating offers and increase guest wallet share. In addition, running natively in a browser on both desktop and tablet devices, it delivers real-time operating metrics so that hotels can more accurately forecast demand and scale guest services accordingly.

Flexible Check-in and Check-out Solutions

Today’s hotels cater to guests with high expectations when it comes to technological efficiency. An emerging trend in the hotel industry is the ability for guests to check themselves in or out of their room without the inconvenience of stopping by the front desk. To that end, we offer software modules that enable just this and are fully integrated with our core PMS solutions.

rGuest Express Kiosk simplifies check-in and check-out, optimizes staff productivity and enhances the guest experience by enabling a seamless self-service option for guests to use in the hotel lobby at a kiosk. More properties are turning to kiosks to reduce overhead and offer more self-service options. With rGuest Express Kiosk, it’s easy to elevate service levels without adding front-line staff.

rGuest Express Mobile simplifies check-in and check-out even further and at the same time allows operators to offer mobile keys, concurrent dining reservations or room upsells, all on a personal mobile device such as a smart phone or tablet. Properties are turning to mobility at an ever-increasing pace to improve efficiency. With rGuest Express Mobile, it’s easy reduce wait times and empower guests by putting the power of choice in the palm of their hand.

Point of Sale and Property Management Ecosystem Offerings:

The following solutions integrate with and are complementary to our point of sale or property management systems, or both. These solutions, for the most part, can stand alone and don’t require POS or PMS to be functional. However, we lead with our core POS and PMS solutions discussed above and focus on selling these complimentary ecosystem solutions into our customer base.

rGuest® Pay payment processing solution is our innovative payments gateway. rGuest Pay protects guests’ financial data and reduces risk by leveraging point-to-point encryption (P2PE) and tokenization with every credit card transaction. rGuest Pay Gateway leverages one of the first payment gateways in the world to receive official PCI-P2PE validation, allowing us to offer PCI cost and scope reduction that other providers cannot. These security benefits are built on top of a full-featured, enterprise-grade gateway that offers broad support for U.S., Canada, and European credit card processors and a wide variety of payment device options for every use-case, including countertop, pay-at-table, EMV, mobile tablet, and signature capture scenarios.

rGuest Spa software covers all aspects of running a spa, from scheduling guests for services to managing staff schedules. With this guest-centric technology, spas have more time to focus on creating personalized experiences in places of quiet tranquility, an increasingly scarce resource. rGuest Spa is a single solution that connects effortlessly to our other software solutions. The solution includes real-time integration, simplifies the appointment booking process, enhances the guest experience, and maximizes the value of the spa as a revenue center.

GolfPro is a module that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution. Customers are given the option of using our robust built in retail POS module or they may choose to leverage the power of InfoGenesis. Staff can easily schedule and personalize reservations for guests which then appear on itineraries, confirmations, and folios.

rGuest Book is a commission-free, easy-to-use reservation system that’s designed to move guests effortlessly through the booking process of hotel rooms. The solution allows booking of one or more rooms and is seamlessly connected with our core PMS solutions to provide a flawless experience for guests and hotel operators. The solution also allows operators to capture increased revenue through add-ons and upsells of premium rooms.

rGuest Service is our new integrated service optimization platform that allows our customers to provide an integrated hospitality experience for their guests while driving greater operational efficiency by connecting departments across the hotel - front desk, house-keeping, concierge, maintenance, bell desk, food runners, wait staff, etc. The rGuest service platform provides a unified communication and messaging service for guest and staff interaction as well as internal staff interaction. Apart from providing the functionality for managing back of house operations like house-keeping, engineering and maintenance, the rGuest service platform proactively tracks events and exceptions that take place in the hotel or resort and drive targeted action to ensure high level of guest satisfaction at all times.

Agilysys Eatec® solution provides core purchasing, inventory, recipe, forecasting, production and sales analysis functions and is unique in offering catering, restaurant, buffet management and nutrition modules in a single web-enabled solution. Agilysys EatecTouch is an optional software applet that operates on any MicroSoft® Windows®-based POS terminal, providing users with access to the Eatec application from any terminal location. Agilysys EatecPocket is a Microsoft Windows Mobile compatible application designed to work on a handheld wireless device, enabling users to perform inventory transactions. The software incorporates barcode scanner functionality for mobile updates of the database.

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

Agilysys DataMagine™ document management solution is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with other Agilysys products, adding functionality and providing seamless workflows that cross functional areas. DataMagine helps drive the Go Green initiative at a number of our customer sites by enabling a completely paperless experience through all facets of the customers operations - from signature capture at the front desk to automated routing of PO’s and requisition orders for approvals. DataMagine provides robust indexing and archiving features to allows easy contextual based document retrieval.

rGuest® Seat solution is a guest-centric table, reservation and wait list management solution that helps restaurants increase revenue by retaining repeat guests and providing a superior experience. Online dining reservations enable restaurants to increase bookings by allowing diners to reserve a table through the restaurant’s website or mobile app. Wait-list management optimizes the restaurant’s use of tables and resources, helping staff estimate wait times more accurately and avoiding lost or dissatisfied guests.

rGuest Analyze is a cloud-based data analytic platform focused on the needs of the hospitality industry. It is a full business intelligence solution that collects data from Agilysys point of sale and property management solutions and helps food & beverage and property operators gain critical insight into business operations and performance. Out-of-the-box analysis helps hospitality operators manage costs, minimize loss due to fraud, boost item sales, increase server productivity, occupancy, room revenue, and other profit enhancing capabilities.

Representative Agilysys clients include:

7 Cedars Casino	The Cosmopolitan of Las Vegas	Pinehurst Resort
AVI Foodsystems, Inc.	Crystal Springs Resort	Pinnacle Entertainment
Banner Health	Drury Hotels	Prairie Band Casino & Resort
Boyd Gaming Corporation	Ellis Island Hotel, Casino and Brewery	Rosewood Castiglion Del Bosco
The Broadmoor's Ranch at Emerald Valley	Golden Nugget Lake Charles	Resorts World Bimini
Caesars Entertainment	Grand Central Hotel in Belfast	Rosen Hotels & Resorts
Cal Dining at UC Berkeley	Grand Sierra Resort and Casino	Royal Caribbean International
Camelback Lodge & Waterpark	Hialeah Park	Royal Lahaina Resort
Carnival UK	Hilton Worldwide	Sands Casino Resort Bethlehem
Casa Ybel Resort	Ho-Chunk Gaming	SAVOR
Casino del Sol Resort	Intercontinental Hotel Group	Spooky Nook Sports
Catholic Charities	Kiawah	SUNY Cobleskill
Chukchansi Gold Resort & Casino	Maryland Live! Casino	The Venetian Resort Hotel Casino
Compass Group North America	Oxford Casino	Vail Resorts
Comanche Nation of Oklahoma	Paddlewheeler Creole Queen	Valley View Casino & Hotel
Copper Mountain	Palm Garden Hotel	Yale University

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry for more than 4 decades. Our solutions are mission critical to core hospitality operations. Our software solutions are required to run the operations of the hospitality business and designed to drive substantial customer benefits through increased revenue, reduced cost, enhanced guest experience and improved employee morale. Our innovative software solutions include point of sale (POS), property management systems (PMS), payment, business intelligence, guest self-service, inventory and procurement, reservations, table management, activity scheduling, golf and spa management, document management as well as online booking solutions.
Our guest-centric technology solutions have been purpose-built to serve the unique needs of the following hospitality sectors: Casino, Tribal Gaming, Hotels and Resorts, Cruise, Food Service Management, Universities, Stadia, Healthcare and Restaurants. We operate across North America, Europe, Asia-Pacific and India with headquarters located in Alpharetta, GA.

The hotel and resort market sector remains strong and continues to expand with record-setting occupancy for US hotels 3 years in a row according to the 2019 Lodging Technology Study. Occupancy rates increased to 66.4% in 2018 which is up from 65.9% in 2017. Revenue per available room (RevPar) has increased at least 3% eight years in a row and CPA firm PricewaterhouseCoopers predicts RevPar will increase by 2.6% in 2019. Along with the current expansion of the hotel revenue, IT Budgets for Hoteliers increased by 15% in 2018 and are expected to continue to increase by similar amounts in 2019. Overall technology spend has increased on a percentage of revenue basis from 3.5% in 2016 to 4.6% of revenue in 2018. Of the technology spend as a percentage of revenue, our products nearly 40% of these items or about 1.7% of the 2018 hotel revenues.
We have a significant customer base in the commercial casino and gaming sector. According to CPA firm Rubin Brown's Gaming Services Group, U.S. Gaming industry annual revenues grew to nearly $79 billion in 2018, as compared to approximately $76 billion in 2017 and $73 billion in 2016. Amenities in contemporary casinos extend well beyond gaming to include a variety of entertainment and leisure options as well as modern convention centers and meeting facilities to attract the corporate market. International gaming markets are growing rapidly both in size and new jurisdictions. Asian gaming markets continue to generate robust growth. Gross gaming revenue in Macau exceeds that of the Las Vegas Strip, with a number of the current and planned properties in the region operated by U.S.-based companies. As the market share leader in providing POS and PMS to casinos on the Las Vegas Strip, we are well positioned to benefit from these strong and long-standing relationships as our customer base expands into international markets. Additionally, as gaming operators migrate toward cashless operations, optimization of non-gaming spend and digital track-and-log of unique guest behavior, we are able to provide the requisite technologies and expertise to satisfy their needs. Between the hotel and resort sector and the gaming sector we currently serve approximately 271,000 rooms out of a possible market of 17.5 million rooms worldwide.

The food service management (FSM) sector services restaurants in corporate cafes, airports, healthcare facilities, universities, stadiums and arenas. The industry employs around 700,000 individuals and continues to expand. According to the IBIS World Industry Report, labor and wages have reduced in the sector as a percentage of revenue over the past 5 years as operators continue to look for overall labor efficiency improvements. The FSM sector has a focus on faster line time, food cost optimization and reducing costs. IBISWorld expects the FSM industry revenue to increase from nearly $48 billion to nearly $53 billion over the next five years. The healthcare division continues to expand with an aging population increasing their need for large cafeterias in their facilities. The Sports and Entertainment (S&E) division has continued to grow over the last five years as sporting event attendance has been on the incline. The S&E sector is very sensitive to customer spending patterns, driven by quality and range of food service. Our technologies position us well in the FSM sector to support their cost and revenue initiatives in these high volume environments.
We also have expertise in serving the unique needs of Cruise ship operators. Guests and potential guests are expecting an experience that reflects their unique tastes, preferences and travel habits, and cruise operators have seen the need to adequately support the increasing level of personalization and detail required to capture the highest level of guest satisfaction. Our products and services are designed to best help them deliver on this critical part of their business. According to the Cruise Lines International Association and Cruise Market Watch 2018, cruise lines continued the growth trends of recent years in 2018. The worldwide cruise ship fleet currently stands at 314 ships and the current order book includes 18 new ships to be delivered by 2019. The industry carried an estimated 26.0 million passengers in 2018, up from nearly 25.2 million passengers in 2017.

Customers

Our customers include large, medium-sized and boutique companies, both owned and franchised, as well as divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important, particularly in the lodging, casino, destination resort, cruise line, foodservice industries where competition for guest recruitment is intense. During fiscal 2017, we had one customer representing 10% of consolidated revenue for the year due to a large scale project. Otherwise, our customer base is highly fragmented.

Seasonality

Occasionally, the timing of large one-time orders, such as those associated with significant remarketed product sales around large customer refresh cycles or significant volume rollouts, creates variability in our quarterly results.

Competition

Our solutions face a highly competitive market. Competition exists with respect to developing and maintaining relationships with customers, pricing for products and solutions, and customer support and service.

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include Oracle Corp., NCR, Constellation Software, Inc., Amadeus IT Group and Infor. We also compete with software companies like POSitouch, Northwind and Appetize Technologies. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of March 31, 2019, we had 936 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

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

Our ability to attract and retain customers depends to a large extent on our relationships with our customers and our reputation for high quality services and solutions. As a result, if a customer is not satisfied with our services or solutions, our reputation may be damaged. Moreover, if we fail to meet our customers' performance expectations, we may lose customers and be subject to legal liability, particularly if such failure adversely impacts our customers' businesses.

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

Our solutions offered in the cloud accessible via the web present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. As a result, we may be subject to claims if customers experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

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

As of March 31, 2019 we had $19.6 million, $8.4 million, and $34.6 million of goodwill, intangible assets, net, and software development costs, net, respectively, on our Consolidated Balance Sheet. We review our goodwill, intangible assets and capitalized software development costs for impairment on at least an annual basis. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill, intangible assets or capitalized software development costs in the future.

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

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. This lawsuit remains pending.

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

Because our customer base is concentrated in the hospitality industry, our business is largely dependent on the health of that industry. Our sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality industry could disproportionately impact our revenue, as customers may exit the industry or delay, cancel or reduce planned expenditures for our products.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2019, the trading price of our common stock ranged from a high close of $21.17 to a low close of $11.78. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in Alpharetta, Georgia where we lease approximately 33,000 square feet of office space. In addition, we lease approximately 33,000 square feet of office space in Las Vegas, Nevada, 12,000 square feet of office space in Bellevue, Washington, 12,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 70,000 square feet of office space in Chennai, India and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3.  Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. Most of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. Cases against us and our co-defendants remained pending in the District Court with respect to one surviving Ameranth patent. In September 2018, the District Court found that patent invalid, and granted summary judgment in favor of the movant co-defendants. In early 2019, Ameranth appealed the District Court's summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. We are not a party to the appeal, and it is currently unclear what impact the summary judgment ruling or appeal may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys’ fees from us. At this time, we are not able to predict the outcome of the remaining claims in the lawsuit, or any possible monetary exposure associated with the lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

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

2019	High	Low
Fourth quarter	$21.17	$13.92
Third quarter	$17.02	$13.88
Second quarter	$16.72	$14.72
First quarter	$15.55	$11.78

2018	High	Low
Fourth quarter	$13.00	$10.77
Third quarter	$12.98	$11.30
Second quarter	$12.14	$9.80
First quarter	$10.30	$9.08

The closing price of the common shares on May 21, 2019, was $22.51 per share. There were 1,561 active shareholders of record.

We did not pay dividends in fiscal 2019 or 2018 and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation
The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2014 through March 31, 2019. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS
		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2014	2015	2016	2017	2018	2019
Agilysys, Inc.	$100.00	$73.43	$76.19	$70.52	$88.96	$157.99
Russell 2000	$100.00	$108.21	$97.65	$123.25	$137.78	$140.61
Peer Group	$100.00	$117.82	$100.67	$124.81	$163.38	$167.38

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.  Selected Financial Data.

The following selected consolidated financial and operating data was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Item 7 contained in Part II of this Annual Report.

	Year ended March 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Operating results
Net revenue	$140,842	$127,360	$127,678	$120,366	$103,514
Gross profit	73,880	64,417	63,785	68,106	60,081
Operating loss	(13,081)	(12,080)	(11,408)	(4,313)	(12,467)
Operating loss, net of taxes	(13,164)	(8,350)	(11,721)	(3,765)	(11,497)
Net loss	$(13,164)	$(8,350)	$(11,721)	$(3,765)	$(11,497)

Per share data (1)
Basic and diluted
Net loss	$(0.57)	$(0.37)	$(0.52)	$(0.17)	$(0.51)

Weighted-average shares outstanding - basic and diluted	23,037	22,801	22,615	22,483	22,338

Balance sheet data at year end
Cash and cash equivalents	$40,771	$39,943	$49,255	$60,608	$75,067
Working capital	20,707	19,343	27,183	41,401	54,407
Total assets	163,591	157,207	167,305	185,157	181,525
Total debt	57	177	237	333	189
Total shareholders’ equity	100,622	108,431	113,669	123,473	124,188

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

Overview

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point of sales (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

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

Revenue - Defined

As required by the SEC, we separately present revenue earned as products revenue, support, maintenance and subscription services revenue or professional services revenue in our Consolidated Statements of Operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•    Revenue – We present revenue net of sales returns and allowances.

•	Products revenue – Revenue earned from the sales of software licenses, third party hardware and operating systems

•	Support, maintenance and subscription services revenue – Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription services.

•	Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Results of Operations

Fiscal 2019 Compared with Fiscal 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2019 and 2018:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2019	2018	$	%
Net revenue:
Products	$39,003	$33,699	$5,304	15.7%
Support, maintenance and subscription services	75,496	69,068	6,428	9.3%
Professional services	26,343	24,593	1,750	7.1%
Total net revenue	140,842	127,360	13,482	10.6%
Cost of goods sold:
Products (inclusive of developed technology amortization)	31,811	26,381	5,430	20.6%
Support, maintenance and subscription services	15,895	16,688	(793)	(4.8)%
Professional services	19,256	19,874	(618)	(3.1)%
Total cost of goods sold	66,962	62,943	4,019	6.4%
Gross profit	73,880	64,417	9,463	14.7%
Gross profit margin	52.5%	50.6%
Operating expenses:
Product development	37,817	27,936	9,881	35.4%
Sales and marketing	19,646	18,075	1,571	8.7%
General and administrative	23,118	24,028	(910)	(3.8)%
Depreciation of fixed assets	2,504	2,631	(127)	(4.8)%
Amortization of intangibles	2,567	1,879	688	36.6%
Restructuring, severance and other charges	1,168	1,798	(630)	(35.0)%
Legal settlements	141	150	(9)	(6.0)%
Operating loss	$(13,081)	$(12,080)	$(1,001)	8.3%
Operating loss percentage	(9.3)%	(9.5)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2019	2018
Net revenue:
Products	27.7%	26.5%
Support, maintenance and subscription services	53.6	54.2
Professional services	18.7	19.3
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	22.6	20.7
Support, maintenance and subscription services	11.3	13.1
Professional services	13.6	15.6
Total net cost of goods sold	47.5	49.4
Gross profit	52.5	50.6
Operating expenses:
Product development	26.9	21.9
Sales and marketing	13.9	14.2
General and administrative	16.4	18.9
Depreciation of fixed assets	1.8	2.1
Amortization of intangibles	1.8	1.5
Restructuring, severance and other charges	0.8	1.4
Legal settlements	0.1	0.1
Operating loss	(9.3)%	(9.5)%

Net revenue. Total revenue increased $13.5 million, or 10.6%, in fiscal 2019 compared to fiscal 2018. Products revenue increased $5.3 million, or 15.7%, due to growth in third-party hardware sales and in on premise software sales, which grew more than 20% compared to the prior year. Support, maintenance and subscription services revenue increased $6.4 million, or 9.3%, driven by growth in customers using our on premise software products that require the payment of support and maintenance along with continued increases in subscription based revenue, which increased 23.5% in fiscal 2019 compared to fiscal 2018. Subscription based revenue comprised 17.7% of total consolidated revenues in 2019 compared to 15.8% in 2018. Professional services revenue increased $1.8 million, or 7.1%, as a result of growth in our customer base including installations of our traditional on premise and subscription based software solutions and increased responses to customer service requests.

Gross profit and gross profit margin. Our total gross profit increased $9.5 million, or 14.7%, in fiscal 2019 and total gross profit margin increased from 50.6% to 52.5%. Products gross profit decreased $0.1 million and gross profit margin decreased 3.3% to 18.4% primarily as a result of increased developed technology amortization.

Support, maintenance and subscription services gross profit increased $7.2 million and gross profit margin increased 310 basis points to 78.9% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $2.4 million and gross profit margin increased 7.7% to 26.9% due to increased revenue with lower costs from the restructuring of our professional services workforce during the first quarter of 2018 into a more efficient operating structure with limited use of contract labor.

Operating expenses

Operating expenses, excluding the charges for legal settlements and restructuring, severance and other charges, increased $10.5 million, or 13.7%, in fiscal 2019 compared with fiscal 2018. As a percent of total revenue, operating expenses have increased 2.3% in fiscal 2019 compared with fiscal 2018.

Product development. Product development includes all expenses associated with research and development. Product development increased $9.9 million, or 35.4%, during fiscal 2019 as compared to fiscal 2018 primarily due to the reduction of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. We capitalized $2.0 million of external use software development costs, and $0.3 million of internal use software development costs during fiscal 2019, with the full balance capitalized in Q1 fiscal 2019. We capitalized approximately $8.9 million in total development costs during fiscal 2018. Total product development costs, including operating expenses and capitalized amounts, were $40.1 million during fiscal 2019 compared to $38.4 million in fiscal 2018. The $1.7 million increase is mostly due to continued expansion of our R&D teams and increased compensation expense as a result of bonus earnings.

Sales and marketing. Sales and marketing increased $1.6 million, or 8.7%, in fiscal 2019 compared with fiscal 2018. The change is due primarily to an increase of $1.6 million in incentive compensation related to an increase in sales, revenue and profitability during fiscal 2019.

General and administrative. General and administrative decreased $0.9 million, or 3.8%, in fiscal 2019 compared to fiscal 2018. The change is due primarily to reduced outside professional costs for legal and accounting services.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.1 million or 5% in fiscal 2019 as compared to fiscal 2018.

Amortization of intangibles. Amortization of intangibles increased $0.7 million, or 36.6%, in fiscal 2019 as compared to fiscal 2018 due to our remaining rGuest suite of products being placed into service on June 30, 2018.

Restructuring, severance and other charges. Restructuring, severance, and other charges decreased $1.8 million due to non-recurring 2018 restructuring activities while charges for non-restructuring severance increased $1.2 million, resulting in a net decrease of $0.6 million during fiscal 2019. Our restructuring actions are discussed further in Note 4, Restructuring Charges.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other (income) expense:
Interest (income)	$(339)	$(98)	$241	245.9%
Interest expense	10	10	—	—%
Other expense (income), net	191	(391)	(582)	nm
Total other (income) expense, net	$(138)	$(479)	$(341)	nm
nm - not meaningful

Interest income. Interest income consists of interest earned on short-term investments in certificates of deposit, commercial paper, corporate bonds and corporate-owned life insurance policies.

Interest expense. Interest expense consists of costs associated with capital leases.

Other (income) expense, net. Other (income) expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense (benefit)	$221	$(3,251)	$(3,472)	nm
Effective tax rate	(1.7)%	28.0%

nm - not meaningful

For fiscal 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state taxes and other U.S. permanent book to tax differences.

The 2018 tax provision results primarily from a reduction in the deferred rate and the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets due to the passage of the Tax Cuts and Jobs Act ("Tax Act"). The 2018 effective tax rate was different than the statutory rate due primarily to the impact of the Tax Act, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months an immaterial reduction in unrecognized tax benefits may occur based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are routinely audited; due to the ongoing nature of current examinations in multiple jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. At March 31, 2019, we had $210.6 million of a federal net operating loss carryforwards of which $199.1 million will expire, if unused, in fiscal years 2031 to 2038.

Fiscal 2018 Compared to Fiscal 2017

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2018 and 2017:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2018	2017	$	%
Net revenue:
Products	$33,699	$38,339	$(4,640)	(12.1)%
Support, maintenance and subscription services	69,068	63,308	5,760	9.1%
Professional services	24,593	26,031	(1,438)	(5.5)%
Total net revenue	127,360	127,678	(318)	(0.2)%
Cost of goods sold:
Products (inclusive of developed technology amortization)	26,381	28,244	(1,863)	(6.6)%
Support, maintenance and subscription services	16,688	16,965	(277)	(1.6)%
Professional services	19,874	18,684	1,190	6.4%
Total cost of goods sold	62,943	63,893	(950)	(1.5)%
Gross profit	64,417	63,785	632	1.0%
Gross profit margin	50.6%	50.0%
Operating expenses:
Product development	27,936	29,048	(1,112)	(3.8)%
Sales and marketing	18,075	20,823	(2,748)	(13.2)%
General and administrative	24,028	19,875	4,153	20.9%
Depreciation of fixed assets	2,631	2,409	222	9.2%
Amortization of intangibles	1,879	1,392	487	35.0%
Restructuring, severance and other charges	1,798	1,561	237	15.2%
Legal settlements	150	85	65	76.5%
Operating loss	$(12,080)	$(11,408)	$(672)	5.9%
Operating loss percentage	(9.5)%	(8.9)%
nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2018	2017
Net revenue:
Products	26.5%	30.0%
Support, maintenance and subscription services	54.2	49.6
Professional services	19.3	20.4
Total net revenue	100.0	100.0
Cost of goods sold:
Products (inclusive of developed technology amortization)	20.7	22.1
Support, maintenance and subscription services	13.1	13.3
Professional services	15.6	14.6
Total cost of goods sold	49.4	50.0
Gross profit	50.6	50.0
Operating expenses:
Product development	21.9	22.8
Sales and marketing	14.2	16.3
General and administrative	18.9	15.6
Depreciation of fixed assets	2.1	1.9
Amortization of intangibles	1.5	1.1
Restructuring, severance and other charges	1.4	1.2
Legal settlements	0.1	0.1
Operating loss	(9.5)%	(8.9)%

Net revenue. Total revenue decreased $0.3 million, or 0.2% in fiscal 2018 compared to fiscal 2017. Products revenue decreased $4.6 million or 12.1% while support, maintenance and subscription services revenue increased 5.8 million, or 9.1%, as a result of continued focus on selling hosted perpetual and subscription services which increased 35% year over year. Hosted perpetual and subscription services revenue comprised 16% of total consolidated revenues in 2018 compared to 12% in 2017. Professional services revenue decreased $1.4 million, or 5.5%, primarily as a result of a decrease in proprietary services of $1.5 million offset by an increase in remarketed services of $0.1 million.

Gross profit and gross profit margin. Our total gross profit increased $0.6 million, or 1.0%, in fiscal 2018 and total gross profit margin increased 0.6% to 50.6%. Products gross profit decreased $2.8 million and gross profit margin decreased 4.6% to 21.7% primarily as a result of lower product revenue coupled with higher amortization of developed technology by $2.0 million related to the previously announced general availability of the latest version of our rGuest Buy and rGuest Stay software that were placed into service in the first and second quarters of fiscal 2017, and the second quarter of fiscal 2018.

Support, maintenance and subscription services gross profit increased $6.0 million and gross profit margin increased 260 basis points to 75.8% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $2.6 million and gross profit margin decreased 9.0% to 19.2% due to lower professional services revenues on higher cost structure following a recent alignment toward enabling the Company to provide more customer-centric services going forward.

Operating expenses

Operating expenses, excluding legal settlements and restructuring, severance and other charges, increased $1.0 million, or 1.4%, in fiscal 2018 compared with fiscal 2017. As a percent of total revenue, operating expenses have increased 0.9% in fiscal 2018 compared with fiscal 2017.

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

Sales and marketing. Sales and marketing decreased $2.7 million, or 13.2%, in fiscal 2018 compared with fiscal 2017. The change is due primarily to a decrease of $2.2 million in incentive commissions related to revision of our commission plan from total contract value to annual contract value coupled with lower sales in fiscal 2018.

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

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2018	2017	$	%
Other (income) expenses
Interest (income)	$(98)	$(162)	$(64)	(39.5)%
Interest expense	10	15	5	33.3%
Other (income) expense, net	(391)	224	615	nm
Total other (income) expense, net	$(479)	$77	$556	nm
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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2019. We believe that cash flow from operating activities, cash on hand of $40.8 million as of March 31, 2019, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2019 and March 31, 2018, our total debt was approximately $0.1 million and $0.2 million, respectively, comprised of capital lease obligations in both periods.

At March 31, 2019, 100% of our cash and cash equivalents, of which 94% is located in the United States, were deposited in bank accounts or invested in highly liquid investments with original maturity from date of acquisition of three months or less, including investments in commercial paper. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Year ended March 31,
(In thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$7,241	$6,874	$3,433
Investing activities	(5,534)	(15,085)	(13,865)
Financing activities	(767)	(1,295)	(847)
Effect of exchange rate changes on cash	(112)	194	(74)
Cash flows provided by (used in) operations	$828	$(9,312)	$(11,353)

Cash flow provided by operating activities. Cash flows provided by operating activities were $7.2 million in fiscal 2019. The provision of cash was due primarily to our operating loss of $13.2 million adjusted for $22.4 million in non-cash expense including depreciation, amortization, and share based compensation and an increase of approximately $2 million in net operating assets and liabilities.

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

Cash flow used in investing activities. Cash flows used in investing activities in fiscal 2019 were $5.5 million. This is primarily attributed to $2.2 million in development of proprietary software and $3.3 million for purchase of property and equipment, including internal use software.

Cash flows used in investing activities in fiscal 2018 were $15.1 million. This is primarily attributed to $8.9 million in development of proprietary software and $6.1 million for purchase of property and equipment, including internal use software.

Cash flows used in investing activities in fiscal 2017 were $13.9 million. This is primarily attributed to $11.9 million in development of proprietary software and $4.2 million for purchase of property and equipment, including internal use software offset by $2.2 million in proceeds from corporate owned life insurance policies.

Cash flow used in financing activities. Respectively, in fiscal 2019, 2018, and 2017, the $0.8 million, $1.3 million, and $0.8 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the exercise price of the options, and payments on capital lease obligations.

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

Contractual Obligations
The following table provides aggregate information regarding our contractual obligations as of March 31, 2019.

(In thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases (1)	$19,437	$4,143	$7,111	$3,686	$4,497
Capital leases	65	27	38	—	—
Asset retirement obligation	400	—	150	250
Total contractual obligations (2)	$19,902	$4,170	$7,299	$3,936	$4,497

(1)
Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 12, Commitments and Contingencies.

(2)
At March 31, 2019, we had a $1.1 million liability reserve for unrecognized income tax positions which is not reflected in the table above. The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities. Additional information regarding unrecognized tax positions is provided in Note 10, Income Taxes.

We believe that cash on hand, funds from operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service our obligations and other commitments arising during the foreseeable future.

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

Revenue recognition under Topic 606

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer purchase order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each purchase order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

Typically our customer contracts contain one or more of the following goods or services which constitute performance obligations.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, and any hosting services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. Typically, we invoice fees monthly.

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

We recorded a valuation allowance of $57.9 million as of March 31, 2019 and $54.3 million as of March 31, 2018, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

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

Restructuring Charges. We recognize restructuring charges when a plan that materially changes the scope of our business, or the manner in which that business is conducted, is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable. Our restructuring reserves principally include estimates related to employee separation costs and the consolidation and impairment of facilities that will no longer be used in continuing operations. Actual amounts could be different from those estimated. Facility reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income provided by external brokers. Present value is calculated using a credit-adjusted risk-free rate with a maturity equivalent to the lease term. Our restructuring charges are described further in Note 4, Restructuring Charges.

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

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. Forfeitures of awards are recognized as they occur. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 14, Share-Based Compensation.

Capitalized Software Development Costs. The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We capitalized approximately $2.0 million, $8.2 million and $11.9 million during fiscal 2019, 2018 and 2017, respectively. Amortization of developed capitalized software was $12.6 million, $10.0 million and $8.0 million during fiscal 2019, 2018 and 2017, respectively.

Adopted and Recently Issued Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides corrections, updates and clarifications to the previously issued updates ASU 2016-13, ASU 2017-12 and ASU 2016-01. Various areas of the codification were impacted from the update. The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-13, and the other two ASUs affected by ASU 2019-04 are not applicable to us. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 addresses the treatment of implementation costs incurred in a hosting arrangement that is a service contract. The update does not impact the accounting for the service element of a hosting arrangement that is a service contract. The update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We have adopted this standard as of April 1, 2018; the adoption had no impact on our consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We have adopted this standard as of April 1, 2018; the adoption had no impact to our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We have adopted this standard as of April 1, 2018 the adoption had no impact to our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Subsequent to this release, the FASB also released ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2019-01, Leases (Topic 842): Codification Improvements to provide clarifying guidance. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital (finance) or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The most prominent change for lessees is the requirement to recognize both Right of Use (ROU) assets and lease liabilities for leases classified as operating leases under current U.S. GAAP. We have elected to use the transition method of adoption, with certain practical expedients available, to recognize and measure leases existing at, or entered into after, the adoption date of April 1, 2019.

Topic 842 is effective for us beginning April 1, 2019. We have elected to adopt as of the effective date and have elected certain practical expedients as a part of our implementation process. During the preparation for implementation, we have reviewed our current control environment for necessary changes. The standard will have a material impact to our Consolidated Balance Sheets, however will not have a material impact on our Consolidated Income Statements or Statements of Cash Flow. The accounting for our capital leases remains the same while our accounting for operating leases will change significantly as a result of the recognition of ROU assets and lease liabilities. We expect the impact of the recognition of ROU assets to be approximately $15 million and approximately $17 million of lease liabilities on our Consolidated Balance Sheets as of April 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 as of April 1, 2018 using the modified retrospective transition method. Please refer to Note 2, Summary of Significant Accounting Policies and Note 3, Revenue Recognition for further details.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2019, 2018 and 2017, revenue from international operations was 9%, 8% and 6%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2019, 2018 and 2017 fiscal years. Fluctuations in the value of other currencies, particularly the Indian Rupee, could materially impact our revenue, expenses, operating profit and net income.

We believe inflation has had a nominal effect on our results of operations in fiscal years 2019, 2018 and 2017 and do not expect inflation to be a significant factor in fiscal 2020.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 24, 2019 expressed an unqualified opinion.

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
/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2016.

Atlanta, Georgia
May 24, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Agilysys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2019, and our report dated May 24, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Atlanta, Georgia
May 24, 2019

AGILYSYS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$40,771	$39,943
Accounts receivable, net of allowance for doubtful accounts of $788 and $900, respectively	27,000	16,389
Contract assets	2,921	—
Inventories	2,044	1,999
Prepaid expenses and other current assets	6,272	5,593
Total current assets	79,008	63,924
Property and equipment, net	15,838	17,512
Goodwill	19,622	19,622
Intangible assets, net	8,438	8,484
Software development costs, net	34,567	45,181
Other non-current assets	6,118	2,484
Total assets	$163,591	$157,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,718	$8,400
Contract liabilities	38,669	26,820
Accrued liabilities	14,892	9,241
Capital lease obligations, current	22	120
Total current liabilities	58,301	44,581
Deferred income taxes, non-current	861	227
Capital lease obligations, non-current	35	57
Other non-current liabilities	3,772	3,911
Commitments and contingencies (see Note 12)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,501,193 and 23,324,679 shares outstanding at March 31, 2019 and March 31, 2018, respectively	9,482	9,482
Treasury shares, 8,105,638 and 8,282,152 at March 31, 2019 and March 31, 2018, respectively	(2,433)	(2,486)
Capital in excess of stated value	781	(1,911)
Retained earnings	93,051	103,601
Accumulated other comprehensive loss	(259)	(255)
Total shareholders' equity	100,622	108,431
Total liabilities and shareholders' equity	$163,591	$157,207

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
(In thousands, except per share data)	2019	2018	2017
Net revenue:
Products	$39,003	$33,699	$38,339
Support, maintenance and subscription services	75,496	69,068	63,308
Professional services	26,343	24,593	26,031
Total net revenue	140,842	127,360	127,678
Cost of goods sold:
Products (inclusive of developed technology amortization)	31,811	26,381	28,244
Support, maintenance and subscription services	15,895	16,688	16,965
Professional services	19,256	19,874	18,684
Total cost of goods sold	66,962	62,943	63,893
Gross profit	73,880	64,417	63,785
Gross profit margin	52.5%	50.6%	50.0%
Operating expenses:
Product development	37,817	27,936	29,048
Sales and marketing	19,646	18,075	20,823
General and administrative	23,118	24,028	19,875
Depreciation of fixed assets	2,504	2,631	2,409
Amortization of intangibles	2,567	1,879	1,392
Restructuring, severance and other charges	1,168	1,798	1,561
Legal settlements	141	150	85
Total operating expense	86,961	76,497	75,193
Operating loss	(13,081)	(12,080)	(11,408)
Other (income) expense:
Interest (income)	(339)	(98)	(162)
Interest expense	10	10	15
Other expense (income), net	191	(391)	224
Loss before taxes	(12,943)	(11,601)	(11,485)
Income tax expense (benefit)	221	(3,251)	236
Net loss	$(13,164)	$(8,350)	$(11,721)

Weighted average shares outstanding - basic and diluted	23,037	22,801	22,615

Net loss per share-basic and diluted	$(0.57)	$(0.37)	$(0.52)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended March 31,
(In thousands)	2019	2018	2017
Net loss	$(13,164)	$(8,350)	$(11,721)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(4)	(51)	(27)
Total comprehensive loss	$(13,168)	$(8,401)	$(11,748)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year ended March 31,
	2019	2018	2017
Operating activities
Net loss	$(13,164)	$(8,350)	$(11,721)
Adjustments to reconcile loss to net cash provided by operating activities:
Net restructuring, severance and other charges	(156)	227	(224)
Net legal settlements	15	—	(100)
Loss on disposal of property & equipment	17	—	70
Depreciation	2,504	2,631	2,409
Amortization	2,567	1,879	1,392
Amortization of developed technology	12,602	10,016	8,012
Deferred income taxes	309	(3,085)	142
Share-based compensation	4,376	4,688	2,427
Change in cash surrender value of company owned life insurance policies	(15)	(17)	(18)
Accounts receivable	(7,536)	(719)	6,372
Contract assets	1,662	—	—
Inventories	(50)	229	476
Prepaid expense and other current assets	(1,158)	1,485	1,946
Accounts payable	(3,512)	130	554
Contract liabilities	4,845	(2,448)	(4,034)
Accrued liabilities	5,029	653	(4,250)
Income taxes payable, net	(564)	(19)	45
Other changes, net	(530)	(426)	(65)
Net cash provided by operating activities	7,241	6,874	3,433
Investing activities
Capital expenditures	(3,318)	(6,140)	(4,158)
Capitalized software development costs	(2,189)	(8,918)	(11,888)
Additional (investments in) proceeds from corporate-owned life insurance policies	(27)	(27)	2,181
Net cash used in investing activities	(5,534)	(15,085)	(13,865)
Financing activities
Payments to settle contingent consideration arising from business acquisitions	—	—	(197)
Principal payments under long-term obligations	(120)	(124)	(117)
Repurchase of common shares to satisfy employee tax withholding	(647)	(1,171)	(533)
Net cash used in financing activities	(767)	(1,295)	(847)
Effect of exchange rate changes on cash	(112)	194	(74)
Net increase (decrease) in cash and cash equivalents	828	(9,312)	(11,353)
Cash and cash equivalents at beginning of period	39,943	49,255	60,608
Cash and cash equivalents at end of period	$40,771	$39,943	$49,255

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Capital in		Accumulated
	Common Shares				excess of		other
	Issued		In Treasury		stated	Retained	comprehensive
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	value	earnings	loss	Total
Balance at March 31, 2016	31,607	$9,482	(8,664)	$(2,600)	$(7,645)	$124,413	$(177)	$123,473
Stock based compensation - equity-classified awards	—	—	—	—	2,427	—	—	2,427
Restricted shares issued, net	—	—	277	83	(83)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	33	10	(10)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(43)	(12)	(471)	—	—	(483)
Net loss	—	—	—	—	—	(11,721)	—	(11,721)
Unrealized translation adjustment	—	—	—	—	—	—	(27)	(27)
Balance at March 31, 2017	31,607	$9,482	(8,397)	$(2,519)	$(5,782)	$112,692	$(204)	$113,669
Cumulative effect of change in accounting policy	—	—	—	—	741	(741)	—	—
Stock based compensation - equity-classified awards	—	—	—	—	4,463	—	—	4,463
Restricted shares issued, net	—	—	213	64	(64)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	8	2	(2)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(107)	(33)	(1,267)	—	—	(1,300)
Net loss	—	—	—	—	—	(8,350)	—	(8,350)
Unrealized translation adjustments	—	—	—	—	—	—	(51)	(51)
Balance at March 31, 2018	31,607	$9,482	(8,283)	$(2,486)	$(1,911)	$103,601	$(255)	$108,431
Cumulative effect of change in accounting policy	—	—	—	—	—	2,614	—	2,614
Stock based compensation - equity-classified awards	—	—	—	—	3,971	—	—	3,971
Restricted shares issued, net	—	—	180	54	(54)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	60	18	(18)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(62)	(19)	(1,207)	—	—	(1,226)
Net loss	—	—	—	—	—	(13,164)	—	(13,164)
Unrealized translation adjustments	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point of sale (POS), property management systems (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey.

Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2019 refers to the fiscal year ended March 31, 2019.

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

Inventories. Our inventories are comprised of finished goods. Inventories are stated at the lower of cost or net realizable value, net of related reserves. The cost of inventory is computed using a weighted-average method. Our inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or net realizable value, if necessary, are based upon contractual provisions such as turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. We provide a reserve for obsolescence, which is calculated based on several factors, including an analysis of historical sales of products and the age of the inventory. Actual amounts could be different from those estimated.

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. The carrying amount of goodwill was $19.6 million as of March 31, 2019 and 2018. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. Based on testing performed, the Company concluded that no impairment of its goodwill has occurred for the years ended March 31, 2019, 2018 and 2017.

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

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, which make up less than one percent of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements - 7 to 30 years; furniture - 7 to 10 years; equipment - 3 to 10 years; software - 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project's completion. Depreciation for capitalized project expenditures does not begin until the underlying project is completed.

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

Revenue recognition. We derive revenue from the sale of products (i.e., software, third party hardware and operating systems), support, maintenance and subscription services and professional services. For the fiscal years 2019, 2018 and 2017, revenue from international operations was 9%, 8% and 6%, respectively of total revenue. During fiscal 2017 we had one customer representing 10% of consolidated revenue for the year due to a large scale project. Otherwise, our customer base is highly fragmented.

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

Revenue recognition under Topic 606

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer purchase order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each purchase order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

Typically our customer contracts contain one or more of the following goods or services which constitute performance obligations.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, and any hosting services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. Typically, we invoice fees monthly and either party has the ability to cancel the agreement at each invoiced period. As a result, the contractual period for revenue recognition purposes is considered to be one month with monthly renewals for the term of the customer agreement.

Professional services revenues primarily consist of fees for consulting, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Professional services can be provided by internal or external providers, do not significantly affect the customer's ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation. These contracts are reviewed quarterly for loss contract accounting treatment.

We use the market estimate approach to drive standalone selling price ("SSP") by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $2.0 million, $2.7 million and $2.6 million in fiscal 2019, 2018 and 2017, respectively.

Adopted and Recently Issued Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides corrections, updates and clarifications to the previously issued updates ASU 2016-13, ASU 2017-12 and ASU 2016-01. Various areas of the codification were impacted from the update. The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-13, and the other two ASUs affected by ASU 2019-04 are not applicable to us. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 addresses the treatment of implementation costs incurred in a hosting arrangement that is a service contract. The update does not impact the accounting for the service element of a hosting arrangement that is a service contract. The update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We have adopted this standard as of April 1, 2018; the adoption had no impact on our consolidated financial statements. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We have adopted this standard as of April 1, 2018; the adoption had no impact to our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We have adopted this standard as of April 1, 2018 the adoption had no impact to our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Subsequent to this release, the FASB also released ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2019-01, Leases (Topic 842): Codification Improvements to provide clarifying guidance. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital (finance) or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The most prominent change for lessees is the requirement to recognize both Right of Use (ROU) assets and lease liabilities for leases classified as operating leases under current U.S. GAAP. We have elected to use the transition method of adoption, with certain practical expedients available, to recognize and measure leases existing at, or entered into after, the adoption date of April 1, 2019.

Topic 842 is effective for us beginning April 1, 2019. We have elected to adopt as of the effective date and have elected certain practical expedients as a part of our implementation process. During the preparation for implementation, we have reviewed our current control environment for necessary changes. The standard will have a material impact to our Consolidated Balance Sheets, however will not have a material impact on our Consolidated Income Statements or Statements of Cash Flow. The accounting for our capital leases remains the same while our accounting for operating leases will change significantly as a result of the recognition of ROU assets and lease liabilities. We expect the impact of the recognition of ROU assets to be approximately $15 million and approximately $17 million of lease liabilities on our Consolidated Balance Sheets as of April 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 as of April 1, 2018 using the modified retrospective transition method. Please refer to Note 3, Revenue Recognition for further details.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

3. Revenue Recognition

On April 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Results for reporting periods beginning after the adoption date are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under prior guidance. For in depth discussion regarding our revenue recognition procedures for our revenue streams, see Note 2, Summary of Significant Accounting Policies.

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $39.0 million and over time (support, maintenance and subscription services and professional services) totaled $101.8 million for the fiscal period 2019.

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

Revenue recognized during the fiscal year ending March 31, 2019 from amounts included in contract liabilities at the beginning of the period was $33.1 million. During the fiscal period ending March 31, 2019, we transferred $4.6 million to accounts receivable from contract assets recognized at April 1, 2018 because the right to the transaction consideration became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2019 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

Assets Recognized from Costs to Obtain a Contract

Sales commission expenses would not have occurred absent the customer contract and are therefore considered incremental. We have elected to take the practical expedient available to expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. For subscription contracts that are renewed monthly based on an agreement term, we capitalize commission expenses and amortize as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. Other sales commission expenses have a period of benefit of one year or less, and are therefore expensed as incurred in line with the practical expedient elected.

We have capitalized $1.9 million of sales incentive costs in prior periods as part of our opening retained earnings adjustment on April 1, 2018. As of March 31, 2019, we had $3.3 million of capitalized sales incentive costs. These balances are included in other non-current assets on our Consolidated Balance Sheet. During the fiscal period ending March 31, 2019, we expensed $4.5 million of sales commissions, including amortization of capitalized amounts of $1.1 million which is included in operating expenses - sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

Financial Statement Impact of Adoption on Previously Reported Results

We adopted Topic 606 using the modified retrospective method. The cumulative impact of applying the new guidance to all contracts with customers that were not completed as of April 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new standard, the following adjustments were made to noted accounts on the Consolidated Balance Sheet as of April 1, 2018:

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

We made certain presentation changes to our Consolidated Balance Sheet on April 1, 2018 to comply with Topic 606. Prior to adoption of the new standard, we offset accounts receivable and contract liabilities (previously presented as deferred revenue on our Consolidated Balance Sheet) for unpaid deferred performance obligations included in contract liabilities. Under the new standard, we record accounts receivable and related contract liabilities for non-cancelable contracts with customers when the right to consideration is unconditional. Upon adoption, the right to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time were reclassified from accounts receivable to contract assets.

Impact of Topic 606 on Financial Statement Line Items

The impact of adoption of Topic 606 on our Consolidated Balance Sheet as of March 31, 2019 and on our Consolidated Statement of Operations for the fiscal period ending March 31, 2019 was as follows:

	March 31, 2019
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Assets:
Accounts receivable, net	27,000	23,046	3,954
Contract assets	2,921	—	2,921
Prepaid expenses and other current assets	6,272	6,665	(393)
Other non-current assets	6,118	3,152	2,966

Liabilities:
Contract liabilities	38,669	32,343	6,326

Shareholders' equity:
Retained earnings	93,051	89,929	3,122

	March 31, 2019
	As reported	Balance without adoption of Topic 606	Effect of Change Higher (Lower)
(In thousands)
Net revenue:
Products	39,003	37,466	1,537
Support, maintenance and subscription services	75,496	76,330	(834)
Professional services	26,343	27,201	(858)
Total net revenue:	140,842	140,997	(155)

Operating expenses:
Sales and marketing	19,646	20,309	(663)

Net Loss	(13,164)	(13,672)	(508)

The adoption of Topic 606 had no material impact to cash used in operating, investing or financing activities on our Consolidated Statement of Cash Flows.

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

Fiscal 2018 Restructuring Plan

During fiscal 2018, we continued our ongoing efforts to create more efficient teams across the business, which included certain executive changes during the year. To date, we have recorded $1.6 million in restructuring charges related to the fiscal 2018 restructuring plan, comprised of severance and other employee related benefits. There was no remaining liability for the fiscal 2018 restructuring plan as of March 31, 2019.

Following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2018	Provision	Payments	2019
Fiscal 2018 Restructuring Plan:
Severance and employment costs	$198	$—	$(198)	$—
Total restructuring costs	198	—	(198)	—

	Balance at			Balance at
	March 31,			March 31,
(In thousands)	2017	Provision	Payments	2018
Fiscal 2018 Restructuring Plan:
Severance and employment costs	$—	$1,639	$(1,441)	$198
Total restructuring costs	—	1,639	(1,441)	198

5. Property and Equipment, Net

Property and equipment at March 31, 2019 and 2018 is as follows:

	Year ended March 31,
(In thousands)	2019	2018

Furniture and equipment	$11,604	$10,671
Software	16,427	11,885
Leasehold improvements	6,981	6,819
Project expenditures not yet in use	1,014	4,187
	36,026	33,562
Accumulated depreciation and amortization	(20,188)	(16,050)
Property and equipment, net	$15,838	$17,512

Total depreciation expense on property and equipment was $2.5 million, $2.6 million, and $2.4 million during fiscal 2019, 2018 and 2017, respectively.

The Company capitalizes internal-use software, including software used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $2.5 million, $1.8 million and $1.4 million during fiscal 2019, 2018, and 2017, respectively.

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at March 31, 2019 and 2018 are as follows:

	Year ended March 31,
(In thousands)	2019	2018

Capital leases	$679	$679
Less accumulated depreciation	(625)	(509)
Assets under capital lease, net	$54	$170

6. Intangible Assets and Software Development Costs
The following table summarizes our intangible assets and software development costs at March 31, 2019, and 2018:

	2019			2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(192)	38	230	(146)	84
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,145)	38	24,183	(24,099)	84
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,145)	$8,438	$32,583	$(24,099)	$8,484

Software development costs	$67,541	$(32,974)	$34,567	$53,368	$(20,372)	$32,996
Project expenditures not yet in use	—	—	—	12,185	—	12,185
Total software development costs	$67,541	$(32,974)	$34,567	$65,553	$(20,372)	$45,181

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis™ as of March 31, 2019 and 2018 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis™ indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2019, 2018 and 2017.

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

The following table summarizes our remaining estimated amortization expense relating to in service intangible assets and software development costs.

Estimated
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2020	$12,599
2021	12,515
2022	5,403
2023	3,399
2024	689
Total	$34,605

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $12.6 million, $10.0 million and $8.0 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $46,000 for the fiscal years ended March 31, 2019, 2018 and 2017. These charges are classified as operating expenses within the Consolidated Statements of Operations.

Capitalized software development costs are carried on our balance sheets at net realizable value, net of accumulated amortization. We capitalized approximately $2.0 million, $8.2 million and $11.9 million during fiscal 2019, 2018 and 2017, respectively.

7. Financing Arrangements

The following is a summary of long-term obligations at March 31, 2019, and 2018:

(In thousands)	2019	2018
Capital lease obligations	$57	$177
Less: current maturities	(22)	(120)
Long -term capital lease obligations	$35	$57

Capital Leases

Agilysys leases certain equipment under capital leases expiring in various years through fiscal 2022. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of their related lease terms or their estimated productive lives. Assets recorded under capital leases were $0.7 million as of March 31, 2019 and 2018. Accumulated depreciation related to assets recorded under capital leases was $0.6 million and $0.5 million as of March 31, 2019 and 2018, respectively. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2019, are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2020	$27
2021	23
2022	15
Total minimum lease payments	$65
Less: amount representing interest	(8)
Present value of minimum lease payments	$57

Interest rates on capitalized leases of 4.5% are imputed based on the lower of our incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

8. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2019	2018	2017
Cash (receipts) for interest, net	(329)	(88)	(147)
Cash payments (receipts) for income tax, net	409	(227)	19
Acquisition of property and equipment under lease obligations	—	64	21
Accrued capital expenditures	56	83	411
Accrued capitalized software development costs	—	201	922
Leasehold improvements acquired under operating lease arrangement	62	95	35

9. Additional Balance Sheet Information
Additional information related to the Consolidated Balance Sheets is as follows:

	Year ended March 31,
(In thousands)	2019	2018
Accrued liabilities:
Salaries, wages, and related benefits	$12,929	$6,793
Other taxes payable	1,041	769
Accrued legal settlements	15	—
Restructuring liabilities	—	198
Severance liabilities	46	—
Professional fees	67	288
Deferred rent	273	407
Other	521	786
Total	$14,892	$9,241

Other non-current liabilities:
Uncertain tax positions	$1,083	$1,519
Deferred rent	2,613	2,313
Other	76	79
Total	$3,772	$3,911

10. Income Taxes

For the year ended March 31, loss before income taxes consisted of the following:

(In thousands)	2019	2018	2017
(Loss) income before income taxes
United States	$(13,621)	$(11,926)	$(10,967)
Foreign	678	325	(518)
Total loss before income taxes	$(12,943)	$(11,601)	$(11,485)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2019	2018	2017
Income tax expense (benefit)
Current:
Federal	$54	$66	$10
State and local	(383)	(446)	5
Foreign	514	73	107
Deferred:
Federal	79	(2,985)	96
State and local	277	41	10
Foreign	(320)	—	8
Total income tax expense (benefit)	$221	$(3,251)	$236
The following table presents the principal components of the difference between the effective tax rate to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2019	2018	2017
Income tax benefit at the US Federal statutory rate	$(2,718)	$(3,654)	$(4,019)
Benefit for state taxes	(304)	(642)	(142)
Impact of foreign operations	(310)	38	158
Indefinite life assets	130	335	102
Officer life insurance	3	(5)	(6)
Change in valuation allowance	3,302	3,328	4,007
Change in liability for unrecognized tax benefits	(400)	40	9
Impact of Tax Act, net	226	(3,287)	—
Meals and entertainment	60	81	163
Equity	2	476	—
Global intangible low-taxed income	94	—	—
Other	136	39	(36)
Total income tax expense (benefit)	$221	$(3,251)	$236

During fiscal 2018, we recorded a provisional tax benefit of approximately $3.3 million as a result of the enactment of the Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017.

We completed the accounting for the Tax Act during Q3 fiscal 2019 and recorded an adjustment on December 31, 2018 of $0.2 million to increase our deferred tax liability associated with certain indefinite lived intangibles. We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The 2019 tax provision results primarily from foreign tax expense, the reversal of reserves for uncertain tax positions and the completion of our accounting for the Tax Act. The 2019 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

The 2018 tax provision primarily results from a reduction in the deferred rate and the ability to offset indefinite lived deferred tax liabilities with certain deferred tax assets due to passage of the Tax Act. The 2018 effective rate differs from the statutory rate primarily due to the impact of the Tax Act, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects including a benefit of $0.4 million related to a settlement with the California Franchise Tax Board and other U.S. permanent book to tax differences.

The 2017 tax provision primarily results from state taxes, taxes withheld in foreign jurisdictions and foreign tax expense. The 2017 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Accrued liabilities	$3,944	$2,720
Allowance for doubtful accounts	120	143
Inventory valuation reserve	41	20
Federal losses and credit carryforwards	45,227	42,713
Foreign net operating losses	730	623
State losses and credit carryforwards	9,886	9,592
Deferred revenue	488	652
Goodwill and other intangible assets	—	286
Other	65	96
	60,501	56,845
Less: valuation allowance	(57,852)	(54,260)
Total	2,649	2,585

Deferred tax liabilities:
Property and equipment & software amortization	(361)	(412)
Goodwill and other intangible assets	(2,706)	(2,277)
Total	(3,067)	(2,689)
Total deferred tax liabilities	$(418)	$(104)

At March 31, 2019, we had $199.1 million of a federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $11.5 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Malaysia, and Singapore subsidiaries have $0.4 million, $0.1 million, and $0.2 million of net operating loss carryforwards respectively. The losses for Hong Kong, Malaysia and Singapore can be carried forward indefinitely. At March 31, 2019 our India subsidiary had $0.4 million of minimum alternative tax credits reported as other noncurrent assets on our Consolidated Balance Sheet. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations. The aggregate value of the benefit of the SEZ during the current fiscal year is $0.5 million.

At March 31, 2019 we also had $127.5 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2020 through 2039.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2019, the total valuation allowance against deferred tax assets of $57.9 million was comprised of $57.0 million for federal and state deferred tax assets, and $0.9 million associated with deferred tax assets in Hong Kong, Malaysia, Singapore and the Philippines. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in current and prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $3.1 million and $1.7 million as of March 31, 2019 and 2018, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

Prior to the adoption of ASU 2016-09 in the first quarter of fiscal 2018, we used the with-and-without approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period were compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of compensation cost recognized for financial reporting. As a result of this approach, tax net operating loss carryforwards not generated from share-based payments in excess of cost recognized for financial reporting were considered utilized before the current period's share-based deduction.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2019	2018	2017
Balance at April 1	$687	$988	$1,617
Reductions:
Relating to positions taken during prior year	—	(300)	(604)
Relating to lapse in statute	(107)	(1)	(25)
Balance at March 31	$580	$687	$988

As of March 31, 2019, we had a liability of $0.6 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months an immaterial reduction in unrecognized tax benefits may occur as a result of the expiration of various statutes of limitations. We are routinely audited and the outcome of tax examinations could also result in a reduction in unrecognized tax benefits. Other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2019, 2018 and 2017. As of March 31, 2019 and 2018, we had approximately $0.5 million and $0.8 million of interest and penalties accrued.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2012 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2008 are open for examination by certain foreign taxing authorities.

11. Employee Benefit Plans

401(k) Plan

We maintain 401(k) plans for employees meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.6 million, $1.7 million, and $1.4 million in fiscal 2019, 2018, and 2017, respectively.

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

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the consolidated balance sheets as of March 31, 2019 and 2018, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $15,000 dollars in fiscal 2019, a gain of $17,000 in fiscal 2018 and a gain of $18,000 in fiscal 2017 related to the corporate-owned life insurance policies.

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

The following is a schedule by year of future minimum rental payments required under operating leases, excluding the related operating expenses, which have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2019:

(In thousands)	Amount
Fiscal year ending March 31,
2020	$4,143
2021	3,945
2022	3,166
2023	1,916
2024	1,770
Thereafter	4,497
Total minimum lease payments	$19,437

Rental expense for all non-cancelable operating leases amounted to $3.9 million, $3.2 million, and $2.8 million for fiscal 2019, 2018, and 2017, respectively.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g. restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. Most of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. Cases against us and our co-defendants remained pending in the District Court with respect to one surviving Ameranth patent. In September 2018, the District Court found that patent invalid, and granted summary judgment in favor of the movant co-defendants. In early 2019, Ameranth appealed the District Court's summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. We are not a party to the appeal, and it is currently unclear what impact the summary judgment ruling or appeal may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

13. Loss per Share

The following data shows the amounts used in computing loss per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,
(In thousands, except per share data)	2019	2018	2017
Numerator:
Net loss	$(13,164)	$(8,350)	$(11,721)

Denominator:
Weighted average shares outstanding - basic and diluted	23,037	22,801	22,615

Loss per share - basic and diluted:
Net loss per share-basic and diluted	$(0.57)	$(0.37)	$(0.52)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,433	756	1,004

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 300,437, 334,817 and 490,355 of restricted shares and performance shares at March 31, 2019, 2018 and 2017, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2019, 2018 and 2017:

	Year ended March 31,
(In thousands)	2019	2018	2017
Product development	$1,478	$1,306	$1,545
Sales and marketing	469	371	360
General and administrative	2,429	3,011	522
Total share-based compensation expense	$4,376	$4,688	$2,427

Stock-Settled Stock Appreciation Rights

Stock-Settled Appreciation Rights (“SSARs”) are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled only in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.68%	1.74%-1.94%	0.94%-2.14%
Expected life (in years)	5	5	5
Expected volatility	32.42%	32.42% - 32.84%	35.25%-40.22%
Weighted average grant date fair value	$4.72	$3.36	$3.69

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

The following table summarizes the activity during fiscal 2019 for SSARs awarded under the 2016 and 2011 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2018	1,103,160	$10.60
Granted	158,244	14.22
Exercised	(193,819)	10.20
Forfeited	(44,804)	10.91
Cancelled/expired	(6,138)	10.62
Outstanding at March 31, 2019	1,016,643	$11.22	4.8	$7,251
Exercisable at March 31, 2019	707,950	$10.93	4.5	$7,251
Vested and expected to vest at March 31, 2019	1,016,643	$11.22	4.5	$10,111

The following table presents additional information related to SSARs activity during fiscal 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Compensation expense	$943	$1,869	$621
Total intrinsic value of SSARs exercised	$907	$88	$360
Total fair value of SSARs vesting	$1,165	$1,325	$497

As of March 31, 2019, total unrecognized stock based compensation expense related to non-vested SSARs was $0.4 million, which is expected to be recognized over the weighted-average vesting period of 2.8 years.

A total of 44,331 shares, net of 15,698 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2019. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2016 and 2011 Plans, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2019 for restricted shares awarded under the 2016 and 2011 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2018	243,354	$10.78
Granted	265,452	14.66
Vested	(197,917)	12.74
Forfeited	(73,743)	11.3
Outstanding at March 31, 2019	237,146	$13.46

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During fiscal 2019, a total of 197,917 shares, net of 47,146 shares withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2019, 2018, and 2017:

(In thousands)	2019	2018	2017
Compensation expense	$2,803	$2,594	$1,770
Total fair value of restricted share vesting	$4,383	$4,315	$1,182

As of March 31, 2019, total unrecognized stock based compensation expense related to non-vested restricted stock was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 3.5 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The following table summarizes the activity during fiscal 2019 for performance shares awarded under the 2016 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2018	91,463	$9.84
Granted	63,291	14.22
Vested	(15,822)	$9.84
Forfeited	(75,641)	$9.84
Outstanding at March 31, 2019	63,291	$14.22

Based on the performance goals, management estimates a liability of $630,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2019. As of March 31, 2019, total stock based compensation expense related to performance shares has been fully recognized.

The following table presents additional information related to performance share activity during the fiscal 2019, 2018, and 2017:

(In thousands)	2019	2018	2017
Compensation expense	$630	$225	$36
Total fair value of performance share vesting	$243	$—	83

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2019.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$895	—	—	$895

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$853	—	—	$853

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

The following table presents a summary of changes in the fair value of the corporate-owned life insurance Level 3 asset for the fiscal years ended March 31, 2019 and 2018:

	Level 3 assets and liabilities
(In thousands)	2019	2018
Corporate-owned life insurance:
Balance on April 1	$853	$809
Realized Gains	15	17
Unrealized (loss) gain relating to instruments held at reporting date	27	27
Balance on March 31	$895	$853

16. Quarterly Results (Unaudited)

Because quarterly reporting of per share data is used independently for each reporting period, the sum of per share amounts for the four quarters in the fiscal year will not necessarily equal annual per share amounts. GAAP prohibits retroactive adjustment of quarterly per share amounts so that the sum of those amounts equals amounts for the full year.

Occasionally, the timing of large one-time orders, such as those associated with significant remarketed product sales around large customer refresh cycles or significant volume rollouts, creates variability in our quarterly results.

	Year ended March 31, 2019
	First	Second	Third	Fourth	Year
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Net revenue	$34,007	$34,203	$36,014	$36,618	$140,842
Gross profit	17,889	17,749	18,647	19,595	73,880
Restructuring, severance and other charges	440	448	58	222	1,168
Legal settlements	91	35	—	15	141
Net loss	$(1,736)	$(3,791)	$(4,048)	$(3,589)	$(13,164)

Net loss Per share data-basic and diluted	$(0.08)	$(0.16)	$(0.18)	$(0.15)	$(0.57)

	Year ended March 31, 2018
	First	Second	Third	Fourth	Year
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter
Net revenue	$33,865	$30,129	$31,310	$32,056	$127,360
Gross profit	16,670	15,370	15,628	16,749	64,417
Restructuring, severance and other charges	37	826	378	557	1,798
Legal settlements	—	—	150	—	150
Net loss	$(2,958)	$(3,248)	$(1,934)	$(210)	$(8,350)

Net loss Per share data-basic and diluted	$(0.13)	$(0.14)	$(0.08)	$(0.01)	$(0.37)

17. Subsequent Events

None.

18. Related Party Transaction

None.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2019, 2018 and 2017

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
(In thousands)	year	expenses	Deductions	year
2019
Deferred tax valuation allowance	$54,260	$3,592	$—	$57,852
Allowance for doubtful accounts	$900	$539	$(651)	$788
2018
Deferred tax valuation allowance	$80,013	$(25,753)	$—	$54,260
Allowance for doubtful accounts	$509	$1,063	$(672)	$900
2017
Deferred tax valuation allowance	$77,846	$2,167	$—	$80,013
Allowance for doubtful accounts	$617	$648	$(756)	$509

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2019.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2019, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2019 Proxy Statement under the heading “Section 16 (a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2019 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2019 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2019 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2019 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2019 and 2018

Consolidated Statements of Operations for the years ended March 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2019, 2018, and 2017

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2019, 2018, and 2017

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

Item 16.   Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 24, 2019.

AGILYSYS, INC.

/s/  Ramesh Srinivasan

Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of May 24, 2019.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ Anthony S. Pritchett	Chief Financial Officer,
Anthony S. Pritchett	(Principal Financial Officer)

/s/ Chris J. Robertson	Corporate Controller and Treasurer
Chris J. Robertson	(Principal Accounting Officer)

/s/ Michael A. Kaufmann	Chairman and Director
Michael A. Kaufmann

/s/ Keith M. Kolerus	Vice Chairman and Director
Keith M. Kolerus

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L.Keating	Director
Melvin L. Keating

/s/ Dana Jones
Dana Jones	Director

Agilysys, Inc.
Exhibit Index

Exhibit No.	Description
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

**10(e)
Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors, which is incorporated herein by reference to Exhibit 10(e) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2018 (File No. 000-05734).

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

*10(h)
Form of Stock Appreciation Right Agreement, which is incorporated herein by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10(i)
Form of Directors Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10(j)
Form of Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

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
*10(n)
Separation Agreement dated effective January 2, 2017, by and between Agilysys, Inc. and James H. Dennedy, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed January 12, 2017 (File No. 000-05734).

*10(o)
Employment Agreement dated December 6, 2016, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed December 12, 2016 (File No. 000-05734).

*10(p)
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

101
The following materials from our annual report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2019, 2018 and 2017, and (v) Notes to the Consolidated Financial Statements for the twelve months ended March 31, 2019.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed herewith