Form 10-Q
period 2019-06-30
AGILYSYS INC
filed 2019-07-29
CIK 78749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	AGYS	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Common Shares of the registrant outstanding as of July 23, 2019 was 23,675,380.

AGILYSYS, INC.

AGILYSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	March 31, 2019
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,233	$40,771
Accounts receivable, net of allowance for doubtful accounts of $760 and $788, respectively	25,690	27,000
Contract assets	3,888	2,921
Inventories	1,483	2,044
Prepaid expenses and other current assets	5,155	6,272
Total current assets	73,449	79,008
Property and equipment, net	15,067	15,838
Operating lease right-of-use assets	13,379	—
Goodwill	19,622	19,622
Intangible assets, net	8,427	8,438
Software development costs, net	31,392	34,567
Other non-current assets	6,112	6,118
Total assets	$167,448	$163,591
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,469	$4,718
Contract liabilities	35,589	38,669
Accrued liabilities	9,474	14,892
Operating lease liabilities, current	4,202	—
Finance lease obligations, current	22	22
Total current liabilities	53,756	58,301
Deferred income taxes, non-current	866	861
Operating lease liabilities, non-current	11,539	—
Finance lease obligations, non-current	33	35
Other non-current liabilities	1,331	3,772
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,680,171 and 23,501,193 shares outstanding at June 30, 2019 and March 31, 2019, respectively	9,482	9,482
Treasury shares, 7,926,660 and 8,105,638 at June 30, 2019 and March 31, 2019, respectively	(2,379)	(2,433)
Capital in excess of stated value	1,698	781
Retained earnings	91,476	93,051
Accumulated other comprehensive loss	(354)	(259)
Total shareholders' equity	99,923	100,622
Total liabilities and shareholders' equity	$167,448	$163,591

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
(In thousands, except per share data)	2019	2018
Net revenue:
Products	$10,869	$9,080
Support, maintenance and subscription services	20,082	17,929
Professional services	7,438	6,998
Total net revenue	38,389	34,007
Cost of goods sold:
Products (inclusive of developed technology amortization)	8,623	7,130
Support, maintenance and subscription services	4,181	4,074
Professional services	5,571	4,914
Total cost of goods sold	18,375	16,118
Gross profit	20,014	17,889
Gross profit margin	52.1%	52.6%
Operating expenses:
Product development	10,064	7,089
Sales and marketing	4,498	4,754
General and administrative	5,874	6,005
Depreciation of fixed assets	213	606
Amortization of intangibles	678	543
Restructuring, severance and other charges	231	440
Legal settlements	—	91
Total operating expense	21,558	19,528
Operating loss	(1,544)	(1,639)
Other expense (income):
Interest (income)	(80)	(55)
Interest expense	1	3
Other expense, net	85	198
Loss before taxes	(1,550)	(1,785)
Income tax expense (benefit)	25	(49)
Net loss	$(1,575)	$(1,736)

Weighted average shares outstanding	23,212	23,095
Loss per share - basic and diluted:
Loss per share	$(0.07)	$(0.08)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2019	2018
Net loss	$(1,575)	$(1,736)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(95)	(8)
Total comprehensive loss	$(1,670)	$(1,744)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
(In thousands)	2019	2018
Operating activities
Net loss	$(1,575)	$(1,736)
Adjustments to reconcile net loss to net cash used in operating activities
Net restructuring, severance and other charges	(11)	15
Net legal settlements	—	91
Depreciation	213	606
Amortization	678	543
Amortization of developed technology	3,175	2,663
Deferred income taxes	5	28
Share-based compensation	482	409
Change in cash surrender value of company owned life insurance policies	(4)	(4)
Changes in operating assets and liabilities	(4,876)	(3,978)
Net cash used in operating activities	(1,913)	(1,363)
Investing activities
Capital expenditures	(571)	(744)
Capitalized software development costs	—	(2,132)
Investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(573)	(2,878)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(1,026)	(495)
Principal payments under long-term obligations	(2)	(30)
Net cash used in financing activities	(1,028)	(525)
Effect of exchange rate changes on cash	(24)	(101)
Net decrease in cash and cash equivalents	(3,538)	(4,867)
Cash and cash equivalents at beginning of period	$40,771	$39,943
Cash and cash equivalents at end of period	$37,233	$35,076

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$51	$82
Accrued capitalized software development costs	—	57

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares				Capital in excess of stated value		Accumulated other comprehensive loss
	Issued		In Treasury			Retained
(In thousands)	Shares	Stated value	Shares	Stated value		earnings		Total
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	1,067	—	—	1,067
Restricted shares issued, net	—	—	168	51	(51)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	14	4	(4)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(4)	(1)	(95)	—	—	(96)
Net loss	—	—	—	—	—	(1,575)	—	(1,575)
Unrealized translation adjustments	—	—	—	—	—	—	(95)	(95)
Balance at June 30, 2019	31,607	$9,482	(7,927)	$(2,379)	$1,698	$91,476	$(354)	$99,923

Balance at March 31, 2018	31,607	$9,482	(8,283)	$(2,486)	$(1,911)	$103,601	$(255)	$108,431
Cumulative effect of change in accounting policy	—	—	—	—	—	2,614	—	2,614
Share-based compensation	—	—	—	—	592	—	—	592
Restricted shares issued, net	—	—	172	52	(52)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	41	12	(12)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(10)	(3)	(141)	—	—	(144)
Net loss	—	—	—	—	—	(1,736)	—	(1,736)
Unrealized translation adjustments	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2018	31,607	$9,482	(8,080)	$(2,425)	$(1,524)	$104,479	$(263)	$109,749

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2020 refers to the fiscal year ending March 31, 2020.

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

The Condensed Consolidated Balance Sheet as of June 30, 2019, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2019 and 2018, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission (SEC) on May 24, 2019.

2. Summary of Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2019, included in our Annual Report on Form 10-K. Our accounting policy for leases changed with the adoption of Accounting Standards Update ("ASU") No. 2016-02 ("Topic 842"), as described further below. There have been no other material changes to our significant accounting policies and estimates from those disclosed therein.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. We have adopted this standard as of April 1, 2019; the adoption had no impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Unlike Accounting Standard Codification Topic 840 ("Topic 840"), which requires only capital leases to be recognized on the balance sheet, the new guidance requires both types of leases to be recognized on the balance sheet. The most prominent change for leasees is the requirement to recognize both Right-of-Use (ROU) assets and lease liabilities for leases classified as operating leases under Topic 840. We adopted Topic 842 as of April 1, 2019 using the current period adjustment method of adoption. Please refer to Note 6, Leases for further details.

3. Revenue Recognition

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $10.9 million and $9.1 million, and over time (support, maintenance and subscription services and professional services) totaled $27.5 million and $24.9 million for the three months ended June 30, 2019 and 2018, respectively. See Nature of Goods and Services section below for additional information regarding revenue recognition procedures for our revenue streams.

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

Our software licenses typically provide for a perpetual right to use our software. Generally, our contracts do not provide significant services of integration, and customization and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer.

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

Revenue recognized during the three months ended June 30, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period was $15.6 million and $11.6 million, respectively. During the three months ended June 30, 2019 and 2018, we transferred $2.0 million and $3.0 million to accounts receivable from contract assets recognized at March 31, 2019 and April 1, 2018, respectively, because the right to the transaction consideration became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2019 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

Assets Recognized from Costs to Obtain a Contract

Sales commission expenses that would not have occurred absent the customer contracts are considered incremental costs to obtain a contract. We have elected to take the practical expedient available to expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. For subscription contracts that are renewed monthly based on an agreement term, we capitalize commission expenses and amortize as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. Other sales commission expenses have a period of benefit of one year or less, and are therefore expensed as incurred in line with the practical expedient elected.

As of June 30, 2019, we had $3.3 million of capitalized sales incentive costs. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2019 and 2018, we expensed $1.0 million and $0.9 million, respectively, of sales commissions, including amortization of capitalized amounts of $0.3 million and $0.3 million, respectively, which is included in operating expenses - sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30, 2019			March 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(203)	27	230	(192)	38
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,156)	27	24,183	(24,145)	38
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,156)	$8,427	$32,583	$(24,145)	$8,438

Software development costs	$67,541	$(36,149)	$31,392	$67,541	$(32,974)	$34,567

The following table summarizes our remaining amortization expense relating to in service intangible assets and software development costs.

Remaining
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2020	$9,413
2021	12,515
2022	5,403
2023	3,399
2024	689
Total	$31,419

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.2 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended June 30, 2019 and 2018. These charges are classified as operating expenses - amortization of intangibles in our condensed consolidated statements of operations along with amortization expense related to our capitalized internal-use software that we classify in Property and Equipment, net within the condensed consolidated balance sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at carrying value, net of accumulated amortization. The Company did not capitalize any amounts for external-use software development costs during the three months ended June 30, 2019 due to the current active projects which carry a sufficiently short amount of time between achieving technological feasibility and reaching general availability to preclude capitalization. We capitalized approximately $2.0 million during the three months ended June 30, 2018.

5. Additional Balance Sheet Information
Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2019	March 31, 2019
Accrued liabilities:
Salaries, wages, and related benefits	$7,585	$12,929
Other taxes payable	1,319	1,041
Accrued legal settlements	15	15
Severance liabilities	34	46
Professional fees	189	67
Deferred rent	—	273
Other	332	521
Total	$9,474	$14,892
Other non-current liabilities:
Uncertain tax positions	$1,090	$1,083
Deferred rent and asset retirement obligations	165	2,613
Other	76	76
Total	$1,331	$3,772

6. Leases

We adopted Topic 842 on April 1, 2019 using the current period adjustment method of adoption to recognize leases with a duration greater than 12 months on the balance sheet. The impact of adoption on April 1, 2019 was recognition of operating lease liabilities of $16.3 million and related Right-of-Use ("ROU") assets of $13.8 million. Prior period financial statements have not been restated and therefore the comparative amounts are not presented below or on the condensed consolidated balance sheet as of March 31, 2019. For operating leases with a term greater than 12 months, we have recorded the lease liability at the present value of lease payments over the remaining lease term and the related ROU asset. The remaining lease term has been determined for each lease considering factors such as renewal options, termination options, our company's historical practices in exercising such options, and current business knowledge which may impact lease related decisions. The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases consist of office equipment. We have no residual value guarantees or restrictions or covenants imposed by, or associated with our active leases. Since our current leases do not provide an implicit rate of return, our incremental borrowing rates used to determine the value of lease payments in implementation are estimated at April 1, 2019, based on collateralized rates for a term similar to each lease term.

We have elected the package of practical expedients permitted under the transition guidance which includes the ability to carryforward the previously determined lease classification (operating or financing), forgo the assessment whether active contracts contain a lease, and whether capitalized costs associated with a lease meet the definition of "initial direct costs" as defined within Topic 842. In the event that any of our leases contain nonlease components, we have elected the practical expedient to account for each separate lease component and the associated nonlease component(s) as a single lease component. We have also elected the accounting policy to forgo applying the guidance of Topic 842 to short term leases (defined as a term of 12 month or less, without a purchase option which we are reasonably certain to exercise).

As of June 30, 2019, we have no leases which have not yet commenced. In addition, we do not have any related party leases or sublease arrangements. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable lease costs are expensed as incurred.

The components of lease expenses for the three months ended June 30, 2019 were as follows:

(in thousands)	Three months ended June 30, 2019
Operating leases expense	$1,013
Finance lease expense:
Amortization of ROU assets	6
Interest on lease liabilities	2
Total finance lease expense	8
Variable lease costs	68
Short term lease expense	14
Total lease expense	$1,103

Other information related to leases was as follows:

Three months ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$1,014
Operating cash flows for finance leases	6
Financing cash flows for finance leases	2
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$185
Finance leases	—
Weighted average remaining lease terms
Operating leases	5.57
Finance leases	2.35
Weighted average discount rates
Operating leases	9.85%
Finance leases	4.25%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2019:

(in thousands)	Operating leases	Finance leases
2020 (excluding the three months ended June 30, 2019)	$3,260	$22
2021	4,432	23
2022	3,669	15
2023	2,291	—
2024	2,099	—
Thereafter	5,913	—
Total undiscounted future minimum lease payments	21,664	60
Less: difference between undiscounted lease payments and discounted operating lease liabilities	(5,923)	(5)
Total operating lease liabilities	$15,741	$55

As previously disclosed on our March 31, 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases as of March 31, 2019 were as follows:

Year ending (in thousands)	Operating leases	Finance leases
2020	$4,143	$27
2021	3,945	23
2022	3,166	15
2023	1,916	—
2024	1,770	—
Thereafter	4,497	—
Total lease payments	19,437	65
Less: Amounts representing interest	—	(8)
Present value of lease liabilities	$19,437	$57

7. Income Taxes

The following table compares our income tax expense (benefit) and effective tax rates for the three months ended June 30, 2019 and 2018:

	Three months ended
	June 30,
(Dollars in thousands)	2019	2018
Income tax expense (benefit)	$25	$(49)
Effective tax rate	(1.6)%	2.7%

For the three months ended June 30, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g. restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. Most of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. Cases against us and our co-defendants remained pending in the District Court with respect to one surviving Ameranth patent. In September 2018, the District Court found that patent invalid, and granted summary judgment in favor of the movant co-defendants. In early 2019, Ameranth appealed the District Court's summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. We are not a party to the appeal, and it is currently unclear what impact the summary judgment ruling or appeal may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

9. Loss per Share

The following data shows the amounts used in computing (loss) per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three months ended
	June 30,
(In thousands, except per share data)	2019	2018
Numerator:
Net loss	$(1,575)	$(1,736)

Denominator:
Weighted average shares outstanding	23,212	23,095

Loss per share - basic and diluted:
Loss per share	$(0.07)	$(0.08)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,273	1,356

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 445,829 and 490,117 of restricted shares at June 30, 2019 and 2018, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the condensed consolidated statements of operations:

	Three months ended
	June 30,
(In thousands)	2019	2018
Product development	$268	$(85)
Sales and marketing	62	65
General and administrative	152	429
Total share-based compensation expense	$482	$409

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the three months ended June 30, 2019 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2019	1,016,643	$11.22
Granted	91,364	22.41
Exercised	(23,545)	8.47
Forfeited	(2,380)	14.22
Cancelled/expired	(3,839)	9.60
Outstanding at June 30, 2019	1,078,243	$12.23	4.8	$10,048
Exercisable at June 30, 2019	733,066	$11.00	4.4	$7,672

As of June 30, 2019, total unrecognized share-based compensation expense related to non-vested SSARs was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2019 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2019	237,146	$13.46
Granted	189,160	22.47
Vested	—	—
Forfeited	(10,597)	13.06
Outstanding at June 30, 2019	415,709	$17.56

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2019, total unrecognized share-based compensation expense related to non-vested restricted stock was $4.7 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the three months ended June 30, 2019 for the performance shares awarded under the 2016 Plan:

Number of Shares
(In thousands, except share and per share data)
Outstanding at April 1, 2019	63,291
Granted	30,120
Vested	(23,526)
Forfeited	(39,765)
Outstanding at June 30, 2019	30,120

Based on the performance goals, management estimates a liability of $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2020. As of June 30, 2019, total unrecognized share-based compensation expense related to non-vested performance shares was $405,000, which is expected to be recognized over the remaining vesting period of 9 months.

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

There were no transfers between Levels 1, 2, and 3 during the three months ended June 30, 2019 and 2018.

The following tables present information about our financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$901	—	—	$901

	Fair value measurement used
	Recorded value as of	Active markets for identical assets or liabilities	Quoted prices in similar instruments and observable inputs	Active markets for unobservable inputs
(In thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$895	—	—	$895

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Three months ended
	June 30,
(In thousands)	2019	2018
Corporate-owned life insurance:
Balance on April 1	$895	$853
Unrealized gain relating to instruments held at reporting date	4	4
Purchases, sales, issuances and settlements, net	2	2
Balance on June 30	$901	$859

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2019. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 27 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2019 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Revenue - Defined

We separately present revenue earned as products revenue, support, maintenance and subscription services revenue or professional services revenue in our condensed consolidated statements of operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•	Revenue - We present revenue net of sales returns and allowances

•	Products revenue – Revenue earned from the sales of software licenses, third party hardware and operating systems

•	Support, maintenance and subscription services revenue – Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription services.

•	Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Results of Operations

First Fiscal Quarter 2020 Compared to First Fiscal Quarter 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2019 and 2018:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2019	2018	$	%
Net revenue:
Products	$10,869	$9,080	$1,789	19.7%
Support, maintenance and subscription services	20,082	17,929	2,153	12.0
Professional services	7,438	6,998	440	6.3
Total net revenue	38,389	34,007	4,382	12.9
Cost of goods sold:
Products (inclusive of developed technology amortization)	8,623	7,130	1,493	20.9
Support, maintenance and subscription services	4,181	4,074	107	2.6
Professional services	5,571	4,914	657	13.4
Total cost of goods sold	18,375	16,118	2,257	14.0
Gross profit	$20,014	$17,889	$2,125	11.9%
Gross profit margin	52.1%	52.6%
Operating expenses:
Product development	$10,064	$7,089	$2,975	42.0%
Sales and marketing	4,498	4,754	(256)	(5.4)
General and administrative	5,874	6,005	(131)	(2.2)
Depreciation of fixed assets	213	606	(393)	(64.9)
Amortization of intangibles	678	543	135	24.9
Restructuring, severance and other charges	231	440	(209)	(47.5)
Legal settlements	—	91	(91)	nm
Operating loss	$(1,544)	$(1,639)	$95	(5.8)%
Operating loss percentage	(4.0)%	(4.8)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2019	2018
Net revenue:
Products	28.3%	26.7%
Support, maintenance and subscription services	52.3	52.7
Professional services	19.4	20.6
Total	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.5%	21.0%
Support, maintenance and subscription services	10.9	12.0
Professional services	14.5	14.4
Total	47.9%	47.4%
Gross profit	52.1%	52.6%
Operating expenses:
Product development	26.2%	20.8%
Sales and marketing	11.7	14.0
General and administrative	15.3	17.7
Depreciation of fixed assets	0.5	1.8
Amortization of intangibles	1.8	1.6
Restructuring, severance and other charges	0.6	1.3
Legal settlements	—	0.3
Operating loss	(4.0)%	(4.8)%

Net revenue. Total net revenue increased $4.4 million, or 12.9%, during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Products revenue increased $1.8 million, or 19.7%, due to increased sales of on premise software and third party hardware including new customers and expansion with existing customers. Support, maintenance and subscription services revenue increased $2.2 million, or 12.0%, compared to the first quarter of fiscal 2019 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased 23.5% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Professional services revenue increased $0.4 million, or 6.3%, due to growth in our customer base, including installations of our traditional on premise and subscription based software solutions.

Gross profit and gross profit margin. Our total gross profit increased $2.1 million, or 11.9%, for the first quarter of fiscal 2020 and total gross profit margin decreased slightly from 52.6% to 52.1%. Products gross profit increased $0.3 million and gross profit margin decreased approximately 80 basis points to 20.7% primarily as a result of increased developed technology amortization. Support, maintenance and subscription services gross profit increased $2.0 million and gross margin increased 190 basis points to 79.2% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit decreased $0.2 million and gross profit margin decreased 470 basis points to 25.1% due to the hiring and training of additional team members at the beginning of fiscal 2020 to meet growing demand for professional services.

Operating expenses

Operating expenses, excluding the charges for legal settlements, restructuring, severance and other charges, increased $2.3 million, or 12.3%, during the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

Product development. Product development increased $3.0 million, or 42.0%, in the first quarter of fiscal 2020 due primarily to the reduction of cost capitalization and the continued expansion of our product development teams. The products in our rGuest platform for which we capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. The Company capitalized $2.0 million of external use software development costs, and $0.3 million of internal use software development costs in the three months ended June 30, 2018. The Company capitalized no software development costs in the first quarter of fiscal 2020.

Sales and marketing. Sales and marketing decreased $0.3 million, or 5.4%, in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 due primarily to the timing of sales and marketing events.

General and administrative. General and administrative decreased slightly by $0.1 million, or 2.2%, in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 due to reduced share-based compensation.

Depreciation. We had a $0.4 million benefit in the fiscal 2020 first quarter that did not impact the fiscal 2019 first quarter and will not affect our ongoing depreciation expense in future quarters.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.2 million during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to a reduction in severance payments and executive search fees.

Other Expenses (Income)

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other expense (income):
Interest (income)	$(80)	$(55)	$25	45.5%
Interest expense	1	3	2	nm
Other expense, net	85	198	113	nm
Total other expense, net	$6	$146	$140	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on short-term investments in treasury bills, commercial paper and corporate-owned life insurance policies.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense (benefit)	$25	$(49)	$(74)	nm
Effective tax rate	(1.6)%	2.7%

nm - not meaningful

For the three months ended June 30, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at June 30, 2019. We believe that cash flow from operating activities, cash on hand of $37.2 million as of June 30, 2019 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

As of June 30, 2019 and March 31, 2019, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

At June 30, 2019, 100% of our cash and cash equivalents of which 92% is located in the United States, were deposited in bank accounts or invested in highly liquid investments with original maturity from the date of acquisition of three months or less, including investments in treasury bills and commercial paper. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Three months ended
	June 30,
(In thousands)	2019	2018
Net cash (used in):
Operating activities	$(1,913)	$(1,363)
Investing activities	(573)	(2,878)
Financing activities	(1,028)	(525)
Effect of exchange rate changes on cash	(24)	(101)
Net decrease in cash and cash equivalents	$(3,538)	$(4,867)

Cash flow used in operating activities. Cash flow used in operating activities was $1.9 million in the first three months of fiscal 2020. The use of cash was due primarily to our operating loss of $1.6 million with offsetting adjustments of $4.5 million in non-cash expense including depreciation, amortization, and share-based compensation and a decrease of $4.9 million in net operating assets and liabilities.

Cash flow used in investing activities. During the first three months of fiscal 2020, the $0.6 million used in investing activities consisted of property and equipment purchases. During the first three months of fiscal 2019, the $2.9 million used in investing activities consisted of $0.7 million of property and equipment purchases along with $2.1 million of capitalized software development costs.

Cash flow used in financing activities. During the first three months of fiscal 2020, the $1.0 million used in financing activities was primarily comprised of $1.0 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of June 30, 2019, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2019. There have been no material changes in our significant accounting policies and estimates since March 31, 2019 except as noted in Note 2, Summary of Significant Accounting Policies.

Forward-Looking Information
This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2019. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2019. There have been no material changes in our market risk exposures since March 31, 2019.

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

Change in Internal Control over Financial Reporting

In connection with the adoption of Topic 842, we assessed the impact to our internal controls over financial reporting and noted no material changes during the quarter ended June 30, 2019.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2019 that may materially affect our business, results of operations, or financial condition.

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

101
The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	July 29, 2019	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)