Form 10-Q
period 2019-09-30
AGILYSYS INC
filed 2019-10-30
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Common Shares of the registrant outstanding as of October 25, 2019 was 23,658,529.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,915	$40,771
Accounts receivable, net of allowance for doubtful accounts of $632 and $788, respectively	23,117	27,000
Contract assets	3,906	2,921
Inventories	954	2,044
Prepaid expenses and other current assets	5,501	6,272
Total current assets	72,393	79,008
Property and equipment, net	15,290	15,838
Operating lease right-of-use assets	12,717	—
Goodwill	19,622	19,622
Intangible assets, net	8,415	8,438
Software development costs, net	28,264	34,567
Deferred income taxes, non-current	678	443
Other non-current assets	6,416	5,675
Total assets	$163,795	$163,591
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,836	$4,718
Contract liabilities	29,541	38,669
Accrued liabilities	9,984	14,892
Operating lease liabilities, current	4,201	—
Finance lease obligations, current	23	22
Total current liabilities	52,585	58,301
Deferred income taxes, non-current	870	861
Operating lease liabilities, non-current	10,609	—
Finance lease obligations, non-current	28	35
Other non-current liabilities	1,338	3,772
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,658,529 and 23,501,193 shares outstanding at September 30, 2019 and March 31, 2019, respectively	9,482	9,482
Treasury shares, 7,948,302 and 8,105,638 at September 30, 2019 and March 31, 2019, respectively	(2,386)	(2,433)
Capital in excess of stated value	2,909	781
Retained earnings	88,558	93,051
Accumulated other comprehensive loss	(198)	(259)
Total shareholders' equity	98,365	100,622
Total liabilities and shareholders' equity	$163,795	$163,591

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue:
Products	$11,873	$8,769	$22,742	$17,849
Support, maintenance and subscription services	20,329	18,856	40,411	36,785
Professional services	8,520	6,578	15,958	13,576
Total net revenue	40,722	34,203	79,111	68,210
Cost of goods sold:
Products (inclusive of developed technology amortization)	9,794	7,703	18,417	14,833
Support, maintenance and subscription services	4,654	3,977	8,834	8,051
Professional services	6,057	4,774	11,628	9,688
Total cost of goods sold	20,505	16,454	38,879	32,572
Gross profit	20,217	17,749	40,232	35,638
Gross profit margin	49.6%	51.9%	50.9%	52.2%
Operating expenses:
Product development	10,778	10,151	20,842	17,240
Sales and marketing	4,890	4,393	9,389	9,146
General and administrative	6,038	5,176	11,911	11,181
Depreciation of fixed assets	707	676	920	1,282
Amortization of intangibles	614	674	1,292	1,217
Restructuring, severance and other charges	190	448	421	889
Legal settlements, net	(119)	35	(119)	126
Total operating expense	23,098	21,553	44,656	41,081
Operating loss	(2,881)	(3,804)	(4,424)	(5,443)
Other (income) expense:
Interest income	(114)	(97)	(194)	(152)
Interest expense	2	3	3	5
Other expense, net	108	28	193	228
Loss before taxes	(2,877)	(3,738)	(4,426)	(5,524)
Income tax expense	41	53	67	4
Net loss	$(2,918)	$(3,791)	$(4,493)	$(5,528)

Weighted average shares outstanding	23,238	23,131	23,225	23,113
Loss per share - basic and diluted:
Loss per share	$(0.13)	$(0.16)	$(0.19)	$(0.24)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,918)	$(3,791)	$(4,493)	$(5,528)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	156	(58)	61	(66)
Total comprehensive loss	$(2,762)	$(3,849)	$(4,432)	$(5,594)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(4,493)	$(5,528)
Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities
Net restructuring, severance and other charges	85	(126)
Net legal settlements	(15)	126
Loss on disposal of property & equipment	4	—
Depreciation	920	1,282
Amortization	1,292	1,217
Amortization of developed technology	6,303	6,010
Deferred income taxes	(239)	54
Share-based compensation	1,827	1,674
Change in cash surrender value of company owned life insurance policies	(7)	(8)
Changes in operating assets and liabilities:	(4,443)	(7,449)
Net cash provided by (used in) operating activities	1,234	(2,748)
Investing activities
Capital expenditures	(1,940)	(1,333)
Capitalized software development costs	—	(2,189)
Investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(1,942)	(3,524)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(1,053)	(557)
Principal payments under long-term obligations	(12)	(59)
Net cash used in financing activities	(1,065)	(616)
Effect of exchange rate changes on cash	(83)	(151)
Net decrease in cash and cash equivalents	(1,856)	(7,039)
Cash and cash equivalents at beginning of period	$40,771	$39,943
Cash and cash equivalents at end of period	$38,915	$32,904

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$125	$74

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at June 30, 2019	31,607	$9,482	(7,927)	$(2,379)	$1,698	$91,476	$(354)	$99,923
Share-based compensation	—	—	—	—	1,228	—	—	1,228
Restricted shares issued, net	—	—	(24)	(8)	8	—	—	—
Shares issued upon exercise of SSARs	—	—	3	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(1)	0	(24)	—	—	(24)
Net loss	—	—	—	—	—	(2,918)	—	(2,918)
Unrealized translation adjustments	—	—	—	—	—	—	156	156
Balance at September 30, 2019	31,607	$9,482	(7,949)	$(2,386)	$2,909	$88,558	$(198)	$98,365
	Three Months Ended September 30, 2018
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at June 30, 2018	31,607	$9,482	(8,080)	$(2,425)	$(1,524)	$104,478	$(262)	$109,749
Share-based compensation	—	—	—	—	1,129	—	—	1,129
Restricted shares issued, net	—	—	(4)	(1)	1	—	—	—
Shares issued upon exercise of SSARs	—	—	10	3	(3)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(3)	(1)	(54)	—	—	(55)
Net loss	—	—	—	—	—	(3,791)	—	(3,791)
Unrealized translation adjustments	—	—	—	—	—	—	(58)	(58)
Balance at September 30, 2018	31,607	$9,482	(8,077)	$(2,424)	$(451)	$100,687	$(320)	$106,974
	Six Months Ended September 30, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	2,295	—	—	2,295
Restricted shares issued, net	—	—	144	43	(43)	—	—	—
Shares issued upon exercise of SSARs	—	—	17	5	(5)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(5)	(1)	(119)	—	—	(120)
Net loss	—	—	—	—	—	(4,493)	—	(4,493)
Unrealized translation adjustments	—	—	—	—	—	—	61	61
Balance at September 30, 2019	31,607	$9,482	(7,949)	$(2,386)	$2,909	$88,558	$(198)	$98,365
	Six Months Ended September 30, 2018
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at March 31, 2018	31,607	9,482	(8,283)	(2,486)	(1,911)	103,601	(255)	$108,431
Cumulative effect of change in accounting policy	—	—	—	—	—	2,614	—	2,614
Share-based compensation	—	—	—	—	1,721	—	—	1,721
Restricted shares issued, net	—	—	168	51	(51)	—	—	—
Shares issued upon exercise of SSARs	—	—	51	15	(15)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(13)	(4)	(195)	—	—	(199)
Net loss	—	—	—	—	—	(5,528)	—	(5,528)
Unrealized translation adjustments	—	—	—	—	—	—	(65)	(65)
Balance at September 30, 2018	31,607	$9,482	(8,077)	$(2,424)	$(451)	$100,687	$(320)	$106,974

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

We serve four major market sectors: Gaming, both corporate and tribal; Hotels, Resorts and Cruise; Corporate Foodservice Management; and Restaurants, Universities, Healthcare, and Sports and Entertainment. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

Agilysys operates across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

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

The Condensed Consolidated Balance Sheet as of September 30, 2019, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2019 and 2018, and Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

3. Revenue Recognition

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $11.9 million and $22.7 million, and $8.8 million and $17.8 million for the three and six months ended September 30, 2019 and 2018. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $28.8 million and $56.4 million, and $25.4 million and $50.4 million for the three and six months ended September 30, 2019 and 2018, respectively. See Nature of Goods and Services section below for additional information regarding revenue recognition procedures for our revenue streams.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. Hardware is purchased from suppliers and provided to the end-user customers via drop-ship or from inventory. We are the primary obligor as we are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

Support and maintenance revenue is derived from providing telephone and on-line technical support services, bug fixes, and unspecified software updates and upgrades to customers on a when-and-if-available basis. These services represent a stand-ready obligation that is concurrently delivered and has the same pattern of transfer to the customer; we account for these support and maintenance services as a single performance obligation recognized over the term of the maintenance agreement.

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, and any hosting services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over a one-month period based on the typical monthly invoicing and renewal cycle in accordance with our customer agreement terms.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $10.5 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively, and $26.0 million and $19.8 million for the six months ended September 30, 2019 and 2018, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets recognized at March 31, 2019, $0.4 million and $2.4 million during the three and six months ended September 30, 2019, respectively, and from contract assets recognized at April 1, 2018, $0.2 million and $3.2 million during the three and six months ended September 30, 2018, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2019 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

Assets Recognized from Costs to Obtain a Contract

Sales commission expenses that would not have occurred absent the customer contracts are considered incremental costs to obtain a contract. We have elected to take the practical expedient available to expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. For subscription contracts that are renewed monthly based on an agreement term, we capitalize commission expenses and amortize as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. Other sales commission expenses have a period of benefit of one year or less and are therefore expensed as incurred in line with the practical expedient elected.

As of September 30, 2019, we had $3.4 million of capitalized sales incentive costs. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2019 , we expensed $1.2 million and $2.2 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.7 million, respectively. During the comparable periods ending September 30, 2018, we expensed $0.9 million and $1.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.5 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30, 2019			March 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
Intangible assets (In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(215)	15	230	(192)	38
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,168)	15	24,183	(24,145)	38
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,168)	$8,415	$32,583	$(24,145)	$8,438

Software development costs (In thousands)
Total software development costs	$67,541	$(39,277)	$28,264	$67,541	$(32,974)	$34,567

The following table summarizes our remaining amortization expense relating to in service intangible assets and software development costs.

Remaining
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2020	$6,273
2021	12,515
2022	5,403
2023	3,399
2024	689
Total	$28,279

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.1 million and $3.4 million for the three months ended September 30, 2019 and 2018, and $6.3 million and $6.0 million for the six months ended September 30, 2019 and 2018, respectively. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended September 30, 2019 and 2018, and $23,000 for the six months ended September 30, 2019 and 2018. These charges are classified as operating expenses - amortization of intangibles in our condensed consolidated statements of operations along with amortization expense related to our capitalized internal-use software that we classify in Property and equipment, net within the condensed consolidated balance sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at carrying value, net of accumulated amortization. The Company did not capitalize any amounts for external-use software development costs during the three and six months ended September 30, 2019. Current active projects which carry a sufficiently short amount of time between achieving technological feasibility and reaching general availability to preclude capitalization. We capitalized approximately $2.0 million during the six months ended September 30, 2018.

5. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

	September 30, 2019	March 31, 2019
Accrued liabilities:
Salaries, wages, and related benefits	$8,269	$12,929
Other taxes payable	957	1,041
Accrued legal settlements	—	15
Severance liabilities	146	46
Professional fees	131	67
Deferred rent	—	273
Other	481	521
Total	$9,984	$14,892
Other non-current liabilities:
Uncertain tax positions	$1,096	$1,083
Deferred rent and asset retirement obligations	165	2,613
Other	77	76
Total	$1,338	$3,772

6. Leases

We adopted Topic 842 on April 1, 2019 using the current period adjustment method of adoption to recognize leases with a duration greater than 12 months on the balance sheet. The impact of adoption on April 1, 2019 was recognition of operating lease liabilities of $16.3 million and related Right-of-Use ("ROU") assets of $13.8 million. Prior period financial statements have not been restated and therefore the comparative amounts are not presented below or on the condensed consolidated balance sheet as of March 31, 2019. For operating leases with a term greater than 12 months, we have recorded the lease liability at the present value of lease payments over the remaining lease term and the related ROU asset. The remaining lease term has been determined for each lease considering factors such as renewal options, termination options, our Company's historical practices in exercising such options, and current business knowledge which may impact lease related decisions. The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases consist of office equipment. We have no residual value guarantees or restrictions or covenants imposed by, or associated with our active leases. Since our current leases do not provide an implicit rate of return, our incremental borrowing rates used to determine the value of lease payments in implementation are estimated at April 1, 2019, based on collateralized rates for a term similar to each remaining lease term.

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

As of September 30, 2019, we have no leases which have not yet commenced. In addition, we do not have any related party leases or sublease arrangements. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable lease costs are expensed as incurred.

The components of lease expenses for the three and six months ended September 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	September 30, 2019
Operating leases expense	$1,003	$2,016
Finance lease expense:
Amortization of ROU assets	5	11
Interest on lease liabilities	1	3
Total finance lease expense	6	14
Variable lease costs	69	137
Short term lease expense	36	50
Total lease expense	$1,114	$2,217

Other information related to leases for the six months ended September 30, 2019 was as follows:

Six Months Ended
Supplemental cash flow information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$2,210
Operating cash flows for finance leases	6
Financing cash flows for finance leases	12
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$185
Finance leases	6
Weighted average remaining lease terms
Operating leases	5.40
Finance leases	2.22
Weighted average discount rates
Operating leases	9.93%
Finance leases	4.30%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2019:

(in thousands)	Operating leases	Finance leases
2020 (excluding the six months ended September 30, 2019)	$2,163	$14
2021	4,391	25
2022	3,630	17
2023	2,252	1
2024	2,057	—
Thereafter	5,763	—
Total undiscounted future minimum lease payments	20,256	57
Less: difference between undiscounted lease payments and discounted lease liabilities	(5,446)	(6)
Total lease liabilities	$14,810	$51

As previously disclosed on our March 31, 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable leases as of March 31, 2019 were as follows:

Year ending (in thousands)	Operating leases	Finance leases
2020	$4,143	$27
2021	3,945	23
2022	3,166	15
2023	1,916	—
2024	1,770	—
Thereafter	4,497	—
Total lease payments	19,437	65
Less: Amounts representing interest	—	(8)
Present value of lease liabilities	$19,437	$57

7. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Income tax expense	$41	$53	$67	$4
Effective tax rate	(1.4)%	(1.4)%	(1.5)%	(0.1)%

For the three and six months ended September 30, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets in the U.S. and certain foreign jurisdictions, as management believes that it is more likely than not that we will not realize the benefits of these deductible differences. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(2,918)	$(3,791)	$(4,493)	$(5,528)

Denominator:
Weighted average shares outstanding	23,238	23,131	23,225	23,113

Loss per share - basic and diluted:
Loss per share	$(0.13)	$(0.16)	$(0.19)	$(0.24)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,494	1,481	1,386	1,419

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 418,854 and 486,701 of restricted shares at September 30, 2019 and 2018, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Product development	$672	$514	$940	$429
Sales and marketing	51	134	113	199
General and administrative	622	617	774	1,046
Total share-based compensation expense	$1,345	$1,265	$1,827	$1,674

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the six months ended September 30, 2019 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2019	1,016,643	$11.22
Granted	91,364	22.41
Exercised	(30,430)	9.47
Forfeited	(14,706)	18.39
Expired	(8,937)	10.27
Outstanding at September 30, 2019	1,053,934	$12.15	4.5	$14,183
Exercisable at September 30, 2019	773,583	$10.98	4.2	$11,321

As of September 30, 2019, total unrecognized share-based compensation expense related to non-vested SSARs was $0.7 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2019 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2019	237,146	$13.46
Granted	190,042	22.49
Vested	(2,757)	22.67
Forfeited	(35,696)	16.81
Outstanding at September 30, 2019	388,735	$17.49

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2019, total unrecognized share-based compensation expense related to non-vested restricted stock was $4.1 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the six months ended September 30, 2019 for the performance shares awarded under the 2016 Plan:

(In thousands, except share and per share data)	Number of Shares
Outstanding at April 1, 2019	63,291
Granted	30,120
Vested	(23,526)
Forfeited	(39,765)
Outstanding at September 30, 2019	30,120

Based on the performance goals, management estimates a liability of $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2020. As of September 30, 2019, total unrecognized share-based compensation expense related to non-vested performance shares was $0.3 million, which is expected to be recognized over the remaining vesting period of 6 months.

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

There were no transfers between Levels 1, 2, and 3 during the six months ended September 30, 2019 and 2018.

The following tables present information about our financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Recorded value as of September 30, 2019	Active markets for identical asset or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Corporate-owned life insurance — non-current	$904	-	-	$904

(In thousands)	Recorded value as of March 31, 2019	Active markets for identical asset or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Corporate-owned life insurance — non-current	$895	-	-	$895

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Six Months Ended September 30,
(In thousands)	2019	2018
Corporate-owned life insurance:
Balance on April 1	$895	$853
Unrealized (loss) gain relating to instruments held at reporting date	7	8
Purchases, sales, issuances and settlements, net	2	2
Balance on September 30	$904	$863

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

Overview

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management and restaurants, universities, healthcare, and sports and entertainment. Agilysys offers the most comprehensive solutions in the industry, including point of sale (POS), property management systems (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

Agilysys operates across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, GA. For more information, visit www.agilysys.com.

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

Revenue - Defined

We separately present revenue earned as products revenue, support, maintenance and subscription services revenue or professional services revenue in our condensed consolidated statements of operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•	Revenue - We present revenue net of sales returns and allowances
•	Products revenue – Revenue earned from the sales of software licenses, third party hardware and operating systems.

•	Support, maintenance and subscription services revenue – Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription services.
•	Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Results of Operations

Second Fiscal Quarter 2020 Compared to Second Fiscal Quarter 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2019 and 2018:

	Three months ended
	September 30,		Increase (decrease)
	2019	2018	$	%
Net revenue:
Products	$11,873	$8,769	$3,104	35.4%
Support, maintenance and subscription services	20,329	18,856	1,473	7.8
Professional services	8,520	6,578	1,942	29.5
Total net revenue	40,722	34,203	6,519	19.1
Cost of goods sold:
Products (inclusive of developed technology amortization)	9,794	7,703	2,091	27.1
Support, maintenance and subscription services	4,654	3,977	677	17.0
Professional services	6,057	4,774	1,283	26.9
Total cost of goods sold	20,505	16,454	4,051	24.6
Gross profit	$20,217	$17,749	$2,468	13.9%
Gross profit margin	49.6%	51.9%
Operating expenses:
Product development	$10,778	$10,151	$627	6.2%
Sales and marketing	4,890	4,393	497	11.3
General and administrative	6,038	5,176	862	16.7
Depreciation of fixed assets	707	676	31	4.6
Amortization of intangibles	614	674	(60)	(8.9)
Restructuring, severance and other charges	190	448	(258)	(57.6)
Legal settlements, net	(119)	35	(154)	nm
Operating loss	$(2,881)	$(3,804)	$923	(24.3)%
Operating loss percentage	(7.1)%	(11.1)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2019	2018
Net revenue:
Products	29.2%	25.6%
Support, maintenance and subscription services	49.9	55.1
Professional services	20.9	19.3
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	24.1%	22.5%
Support, maintenance and subscription services	11.4	11.6
Professional services	14.9	14.0
Total cost of goods sold	50.4%	48.1%
Gross profit	49.6%	51.9%
Operating expenses:
Product development	26.5%	29.7%
Sales and marketing	12.0	12.8
General and administrative	14.8	15.1
Depreciation of fixed assets	1.7	2.0
Amortization of intangibles	1.5	2.0
Restructuring, severance and other charges	0.5	1.3
Legal settlements, net	(0.3)	0.1
Operating loss	(7.1)%	(11.1)%

Net revenue. Total net revenue increased $6.5 million, or 19.1%, during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Products revenue increased $3.1 million, or 35.4%, due to increased sales of third party hardware including new customers and expansion with existing customers. Support, maintenance and subscription services revenue increased $1.5 million, or 7.8%, compared to the second quarter of fiscal 2019 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased 15.7% during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Professional services revenue increased $1.9 million, or 29.5%, due to continued growth in our customer base which require installations of our traditional on premise and subscription based software solutions.

Gross profit and gross profit margin. Our total gross profit increased $2.5 million, or 13.9%, for the second quarter of fiscal 2020 and total gross profit margin decreased from 51.9% to 49.6%. Products gross profit increased $1.0 million and gross profit margin increased approximately 535 basis points to 17.5%. The improvement is primarily related to increased product revenue on a partially fixed cost base which includes software development cost amortization. Support, maintenance and subscription services gross profit increased $0.8 million and gross profit margin decreased 180 basis points to 77.1%. The margin decrease is the result of costs incurred for the expansion of our teams and infrastructure to continue to support and host customers. Professional services gross profit increased $0.7 million and gross profit margin increased 148 basis points to 28.9% due to the increase in implementation projects completed during the current quarter following the hiring and training of additional team members at the beginning of fiscal 2020 to meet growing demand for professional services.

Operating expenses

Operating expenses, excluding legal settlements, restructuring, severance and other charges, increased $2.0 million, or 9.3%, during the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.

Product development. Product development increased $0.6 million, or 6.2%, in the second quarter of fiscal 2020 due primarily to an increase in headcount and additional rent expense related to our India Development Center.

Sales and marketing. Sales and marketing increased $0.5 million, or 11.3%, in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019 due primarily to the timing of sales and marketing events.

General and administrative. General and administrative increased by $0.9 million, or 16.7%, in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019 due primarily to increases in headcount and improvement of our internal systems to support our growing organization and business requirements.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.3 million during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 due to a reduction in severance payments and executive search fees.

Legal settlements, net. The Company received approximately $0.1 million of settlement funds during the second quarter of fiscal 2020 due to the resolution of an outstanding lawsuit involving a former employee; no further activity is expected related to this matter.

Other Expenses (Income)

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other expense (income):
Interest (income)	$(114)	$(97)	$(17)	17.5%
Interest expense	2	3	(1)	nm
Other expense, net	108	28	80	nm
Total other expense (income), net	$(4)	$(66)	$62	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in treasury bills and commercial paper.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense	$41	$53	$12	nm
Effective tax rate	(1.4)%	(1.4)%

nm - not meaningful

For the three months ended September 30, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets in the U.S. and certain foreign jurisdictions, as management believes that it is more likely than not that we will not realize the benefits of these deductible differences. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.

Results of Operations

First Half Fiscal 2020 Compared to First Half Fiscal 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2019 and 2018:

	Six months ended
	September 30,		Increase (decrease)
	2019	2018	$	%
Net revenue:
Products	$22,742	$17,849	$4,893	27.4%
Support, maintenance and subscription services	40,411	36,785	3,626	9.9
Professional services	15,958	13,576	2,382	17.5
Total net revenue	79,111	68,210	10,901	16.0
Cost of goods sold:
Products	18,417	14,833	3,584	24.2
Support, maintenance and subscription services	8,834	8,051	783	9.7
Professional services	11,628	9,688	1,940	20.0
Total cost of goods sold	38,879	32,572	6,307	19.4
Gross profit	$40,232	$35,638	$4,594	12.9%
Gross profit margin	50.9%	52.2%
Operating expenses:
Product development	$20,842	$17,240	$3,602	20.9%
Sales and marketing	9,389	9,146	243	2.7
General and administrative	11,911	11,181	730	6.5
Depreciation of fixed assets	920	1,282	(362)	(28.2)
Amortization of intangibles	1,292	1,217	75	6.2
Restructuring, severance and other charges	421	889	(468)	(52.6)
Legal settlements, net	(119)	126	(245)	nm
Operating Loss	$(4,424)	$(5,443)	$1,019	(18.7)%
Operating loss percentage	(5.6)%	(8.0)%

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
Net revenue:	2019	2018
Products	28.7%	26.2%
Support, maintenance and subscription services	51.1	53.9
Professional services	20.2	19.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	23.3%	21.7%
Support, maintenance and subscription services	11.1	11.7
Professional services	14.7	14.2
Total cost of goods sold	49.1%	47.8%
Gross profit	50.9%	52.2%
Operating expenses:
Product development	26.4%	25.4%
Sales and marketing	11.9	13.4
General and administrative	15.1	16.4
Depreciation of fixed assets	1.2	1.9
Amortization of intangibles	1.6	1.8
Restructuring, severance and other charges	0.5	1.3
Legal settlements, net	(0.2)	0.2
Operating loss	(5.6)%	(8.0)%

Net revenue. Total net revenue increased $10.9 million, or 16.0%, during the first half of fiscal 2020 compared to the first half of fiscal 2019. Products revenue increased $4.9 million, or 27.4%, due to increased sales of third party hardware including new customers and expansion with existing customers. Support, maintenance and subscription services revenue increased $3.6 million, or 9.9%, compared to the first half of fiscal 2019 driven by growth in customers using our on premise software products which require the payment of support and maintenance along with continued increases in subscription based service revenue, which increased 19.4% during the first half of fiscal 2020 compared to the first half of fiscal 2019. Professional services revenue increased $2.4 million, or 17.5%, due to continued growth in our customer base which requires installations of our traditional on premise and subscription based software solutions.

Gross profit and gross profit margin. Our total gross profit increased $4.6 million, or 12.9%, for the first half of fiscal 2020 and total gross profit margin decreased slightly from 52.2% to 50.9%. Products gross profit increased $1.3 million and gross profit margin increased approximately 212 basis points to 19.0%. The improvement is primarily related to increased product revenue on a partially fixed cost base which includes software development cost amortization. Support, maintenance and subscription services gross profit increased $2.8 million and gross profit margin remained consistent at 78.1%. Margin steadiness is due to the expansion of our teams and infrastructure to continue supporting and hosting customers. Professional services gross profit increased $0.4 million and gross profit margin decreased 151 basis points to 27.1% due to the hiring and training of additional team members at the beginning of fiscal 2020 to meet growing demand for professional services.

Operating expenses

Operating expenses, excluding legal settlements, restructuring, severance and other charges, increased $4.3 million, or 10.7%, during the first half of fiscal 2020 compared with the first half of fiscal 2019.

Product development. Product development increased $3.6 million, or 20.9%, in the first half of fiscal 2020 due primarily to the reduction of cost capitalization and the continued expansion of our product development teams. The products in our rGuest platform for which we capitalized costs reached general availability be the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. The Company capitalized $2.0 million of external use software costs, and $0.3 million of internal use software development costs in first quarter of fiscal 2019. The Company capitalized no software development costs in the first half of fiscal 2020.

Sales and marketing. Sales and marketing increased slightly by $0.2 million, or 2.7%, in the first half of fiscal 2020 compared with the first half of fiscal 2019 due primarily to the increase in sales incentives related to better progress through the first half of the year towards sales teams reaching established quotas.

General and administrative. General and administrative increased by $0.7 million, or 6.5%, in the first half of fiscal 2020 compared with the first half of fiscal 2019 due primarily to increases in headcount and improvement of our internal systems to support our growing organization and business requirements.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.5 million during the first half of fiscal 2020 compared to the first half of fiscal 2019 due to a reduction in severance payments and executive search fees.

Legal settlements, net. The Company received approximately $0.1 million of settlement funds during the first half of fiscal 2020 due to the resolution of an outstanding lawsuit involving a former employee; no further activity is expected related to this matter.

Other Expenses (Income)

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other expense (income):
Interest (income)	$(194)	$(152)	$(42)	27.6%
Interest expense	3	5	(2)	nm
Other expense, net	193	228	(35)	(15.4)%
Total other expense, net	$2	$81	$(79)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in treasury bills and commercial paper.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense	$67	$4	$(63)	nm
Effective tax rate	(1.5)%	(0.1)%

nm - not meaningful

For the six months ended September 30, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets in the U.S. and certain foreign jurisdictions, as management believes that it is more likely than not that we will not realize the benefits of these deductible differences. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of finance lease and obligations at September 30, 2019. We believe that cash flow from operating activities, cash on hand of $38.9 million as of September 30, 2019 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

As of September 30, 2019 and March 31, 2019, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

At September 30, 2019, 100% of our cash and cash equivalents of which 92% is located in the United States, were deposited in bank accounts or invested in highly liquid investments with original maturity from the date of acquisition of three months or less, including investments in treasury bills and commercial paper. Therefore, we believe that credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$1,234	$(2,748)
Investing activities	(1,942)	(3,524)
Financing activities	(1,065)	(616)
Effect of exchange rate changes on cash	(83)	(151)
Net decrease in cash and cash equivalents	$(1,856)	$(7,039)

Cash flow used in operating activities. Cash flow provided by operating activities was $1.2 million in the first half of fiscal 2020. The provision of cash was due primarily to our operating loss of $4.5 million with offsetting adjustments of $10.3 million in non-cash expense including depreciation, amortization, and share-based compensation and a decrease of $4.6 million in net operating assets and liabilities.

Cash flow used in investing activities. During the first half of fiscal 2020, the $2.0 million used in investing activities consisted of property and equipment purchases. During the first half of fiscal 2019, the $3.5 million used in investing activities consisted of $1.3 million of property and equipment purchases along with $2.2 million of capitalized software development costs.

Cash flow used in financing activities. During the first half of fiscal 2020, the $1.1 million used in financing activities was primarily related to the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of September 30, 2019, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2019.

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

Change in Internal Control over Financial Reporting

In connection with the adoption of Topic 842, we assessed the impact to our internal controls over financial reporting and noted no material changes during the period ended September 30, 2019.

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

101

The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2019 and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended September 30, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	October 29, 2019	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)