Form 10-Q
period 2019-12-31
AGILYSYS INC
filed 2020-01-29
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of January 24, 2020 was 23,656,917.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,905	$40,771
Accounts receivable, net of allowance for doubtful accounts of $593 and $788, respectively	29,794	27,000
Contract assets	3,962	2,921
Inventories	1,856	2,044
Prepaid expenses and other current assets	6,796	6,272
Total current assets	84,313	79,008
Property and equipment, net	14,849	15,838
Operating lease right-of-use assets	12,044	—
Goodwill	19,622	19,622
Intangible assets, net	8,404	8,438
Software development costs, net	25,135	34,567
Deferred income taxes, non-current	753	443
Other non-current assets	6,708	5,675
Total assets	$171,828	$163,591
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,454	$4,718
Contract liabilities	35,374	38,669
Accrued liabilities	12,482	14,718
Operating lease liabilities, current	4,235	—
Finance lease obligations, current	24	22
Total current liabilities	62,569	58,127
Deferred income taxes, non-current	875	861
Operating lease liabilities, non-current	9,800	—
Finance lease obligations, non-current	31	35
Other non-current liabilities	1,617	3,946
Commitments and contingencies (see Note 8)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,656,891 and 23,501,450 shares outstanding at December 31, 2019 and March 31, 2019, respectively	9,482	9,482
Treasury shares, 7,949,940 and 8,105,381 at December 31, 2019 and March 31, 2019, respectively	(2,387)	(2,433)
Capital in excess of stated value	4,094	781
Retained earnings	85,976	93,051
Accumulated other comprehensive loss	(229)	(259)
Total shareholders' equity	96,936	100,622
Total liabilities and shareholders' equity	$171,828	$163,591

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue:
Products	$12,126	$10,232	$34,868	$28,081
Support, maintenance and subscription services	20,965	19,345	61,377	56,130
Professional services	8,896	6,437	24,854	20,013
Total net revenue	41,987	36,014	121,099	104,224
Cost of goods sold:
Products (inclusive of developed technology amortization)	9,639	8,371	28,056	23,204
Support, maintenance and subscription services	4,841	3,909	13,676	11,960
Professional services	6,443	5,087	18,071	14,775
Total cost of goods sold	20,923	17,367	59,803	49,939
Gross profit	21,064	18,647	61,296	54,285
Gross profit margin	50.2%	51.8%	50.6%	52.1%
Operating expenses:
Product development	11,285	10,059	32,127	27,299
Sales and marketing	4,918	5,217	14,307	14,363
General and administrative	6,084	5,865	17,998	17,047
Depreciation of fixed assets	854	651	1,774	1,933
Amortization of intangibles	608	675	1,900	1,892
Restructuring, severance and other charges	11	58	438	948
Legal settlements, net	—	—	(125)	126
Total operating expense	23,760	22,525	68,419	63,608
Operating loss	(2,696)	(3,878)	(7,123)	(9,323)
Other (income) expense:
Interest income	(92)	(83)	(287)	(235)
Interest expense	25	3	28	8
Other (income) expense, net	(142)	68	50	293
Loss before taxes	(2,487)	(3,866)	(6,914)	(9,389)
Income tax expense	95	182	161	186
Net loss	$(2,582)	$(4,048)	$(7,075)	$(9,575)

Weighted average shares outstanding	23,240	23,048	23,230	23,030
Loss per share - basic and diluted:
Loss per share	$(0.11)	$(0.18)	$(0.30)	$(0.42)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(2,582)	$(4,048)	$(7,075)	$(9,575)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(31)	87	30	21
Total comprehensive loss	$(2,613)	$(3,961)	$(7,045)	$(9,554)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Operating activities
Net loss	$(7,075)	$(9,575)
Adjustments to reconcile loss from operations to net cash provided by operating activities
Net restructuring, severance and other charges	40	(268)
Net legal settlements	(15)	—
Loss on disposal of property & equipment	(5)	—
Depreciation	1,774	1,933
Amortization of intangibles	1,900	1,892
Amortization of developed technology	9,432	9,357
Deferred income taxes	(313)	44
Share-based compensation	3,156	2,956
Change in cash surrender value of company owned life insurance policies	11	12
Changes in operating assets and liabilities:	(3,632)	(4,632)
Net cash provided by operating activities	5,273	1,719
Investing activities
Capital expenditures	(3,009)	(1,610)
Capitalized software development costs	—	(2,189)
Investments in corporate-owned life insurance policies	(26)	(27)
Net cash used in investing activities	(3,035)	(3,826)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(1,053)	(612)
Principal payments under long-term obligations	(18)	(90)
Net cash used in financing activities	(1,071)	(702)
Effect of exchange rate changes on cash	(33)	(139)
Net increase (decrease) in cash and cash equivalents	1,134	(2,948)
Cash and cash equivalents at beginning of period	$40,771	$39,943
Cash and cash equivalents at end of period	$41,905	$36,995

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$48	$31

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at September 30, 2019	31,607	$9,482	(7,949)	$(2,386)	$2,909	$88,558	$(198)	$98,365
Share-based compensation	—	—	—	—	1,184	—	—	1,184
Restricted shares issued, net	—	—	(1)	(1)	1	—	—	—
Shares issued upon exercise of SSARs	—	—	—	—	—	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,582)	—	(2,582)
Unrealized translation adjustments	—	—	—	—	—	—	(31)	(31)
Balance at December 31, 2019	31,607	$9,482	(7,950)	$(2,387)	$4,094	$85,976	$(229)	$96,936
	Three Months Ended December 31, 2018
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at September 30, 2018	31,607	$9,482	(8,077)	$(2,424)	$(451)	$100,688	$(321)	$106,974
Share-based compensation	—	—	—	—	1,147	—	—	1,147
Restricted shares issued, net	—	—	7	2	(2)	—	—	—
Shares issued upon exercise of SSARs	—	—	2	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(3)	(1)	(54)	—	—	(55)
Net loss	—	—	—	—	—	(4,048)	—	(4,048)
Unrealized translation adjustments	—	—	—	—	—	—	87	87
Balance at December 31, 2018	31,607	$9,482	(8,071)	$(2,422)	$639	$96,640	$(234)	$104,105
	Nine Months Ended December 31, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	3,479	—	—	3,479
Restricted shares issued, net	—	—	143	42	(42)	—	—	—
Shares issued upon exercise of SSARs	—	—	17	5	(5)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(5)	(1)	(119)	—	—	(120)
Net loss	—	—	—	—	—	(7,075)	—	(7,075)
Unrealized translation adjustments	—	—	—	—	—	—	30	30
Balance at December 31, 2019	31,607	$9,482	(7,950)	$(2,387)	$4,094	$85,976	$(229)	$96,936
	Nine Months Ended December 31, 2018
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total
Balance at March 31, 2018	31,607	$9,482	(8,283)	$(2,486)	$(1,911)	$103,601	$(255)	$108,431
Cumulative effect of change in accounting policy	—	—	—	—	—	2,614	—	2,614
Share-based compensation	—	—	—	—	2,868	—	—	2,868
Restricted shares issued, net	—	—	175	52	(52)	—	—	—
Shares issued upon exercise of SSARs	—	—	53	16	(16)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(16)	(4)	(250)	—	—	(254)
Net loss	—	—	—	—	—	(9,575)	—	(9,575)
Unrealized translation adjustments	—	—	—	—	—	—	21	21
Balance at December 31, 2018	31,607	$9,482	(8,071)	$(2,422)	$639	$96,640	$(234)	$104,105

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table amounts in thousands, except per share data)

1. Nature of Operations and Financial Statement Presentation

Nature of Operations

We serve five major market sectors: Gaming, both corporate and tribal; Hotels and Resorts; Cruise; Managed Foodservice, and Sports and Entertainment. A significant portion of our consolidated revenue is derived from contract support, maintenance and subscription services.

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

The Condensed Consolidated Balance Sheet as of December 31, 2019, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, and the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2019 and 2018, and Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Reclassification – Certain prior year balances have been reclassed to conform to the current year presentation. Specifically, we reclassed certain employee benefit obligations from current to non-current liabilities.

Adopted and Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions previously allowed in the standard and simplifies the accounting for income taxes by providing additional guidance for certain tax situations. The update is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

3. Revenue Recognition

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $12.1 million and $34.9 million, and $10.2 million and $28.1 million for the three and nine months ended December 31, 2019 and 2018. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $29.9 million and $86.2 million, and $25.8 million and $76.1 million for the three and nine months ended December 31, 2019 and 2018, respectively. See Nature of Goods and Services section below for additional information regarding revenue recognition procedures for our revenue streams.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $8.6 million and $7.6 million for the three months ended December 31, 2019 and 2018, respectively, and $34.6 million and $28.1 million for the nine months ended December 31, 2019 and 2018, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.2 million and $0.4 million for the three months ended December 31, 2019 and 2018, respectively, and $2.7 million and $3.8 million during the nine months ended December 31, 2019 and 2018, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2019 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

As of December 31, 2019, we had $3.3 million of capitalized sales incentive costs. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2019, we expensed $1.3 million and $3.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $1.0 million, respectively. During the comparable periods ending December 31, 2018, we expensed $1.3 million and $3.1 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.8 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31, 2019			March 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
Intangible assets (In thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$10,775	$(10,775)	$—
Non-competition agreements	2,700	(2,700)	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	10,398	(10,398)	—
Trade names	230	(226)	4	230	(192)	38
Patented technology	80	(80)	—	80	(80)	—
	24,183	(24,179)	4	24,183	(24,145)	38
Unamortized intangible assets:
Trade names	8,400	N/A	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,179)	$8,404	$32,583	$(24,145)	$8,438

Software development costs (In thousands)
Total software development costs	$67,541	$(42,406)	$25,135	$67,541	$(32,974)	$34,567

The following table summarizes our remaining amortization expense relating to in service intangible assets and software development costs.

Remaining
Amortization
(In thousands)	Expense
Fiscal year ending March 31,
2020	$3,132
2021	12,515
2022	5,403
2023	3,399
2024	690
Total	$25,139

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.1 million and $3.4 million for the three months ended December 31, 2019 and 2018, and $9.4 million and $9.4 million for the nine months ended December 31, 2019 and 2018, respectively. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations. Amortization expense relating to other definite-lived intangible assets was $11,500 for the three months ended December 31, 2019 and 2018, and $34,500 for the nine months ended December 31, 2019 and 2018. These charges are classified as operating expenses - amortization of intangibles in our condensed consolidated statements of operations along with amortization expense related to our capitalized internal-use software that we classify in Property and equipment, net within the condensed consolidated balance sheets.

Capitalized software development costs for software internally developed to be sold, leased, or otherwise marketed, are carried on our balance sheet at carrying value, net of accumulated amortization. The Company did not capitalize any amounts for external-use software development costs during the three and nine months ended December 31, 2019 due to the current active projects, which carry a sufficiently short amount of time between achieving technological feasibility and reaching general availability to preclude capitalization. We capitalized approximately $2.0 million during the nine months ended December 31, 2018.

5. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

	December 31, 2019	March 31, 2019
Accrued liabilities:
Salaries, wages, and related benefits	$10,438	$12,755
Other taxes payable	1,231	1,041
Accrued legal settlements	—	15
Severance liabilities	86	46
Professional fees	127	67
Deferred rent	—	273
Other	600	521
Total	$12,482	$14,718
Other non-current liabilities:
Uncertain tax positions	$1,097	$1,083
Deferred rent and asset retirement obligations	165	2,613
Employee benefit obligations	279	174
Other	76	76
Total	$1,617	$3,946

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

As of December 31, 2019, we have one additional operating lease for the extension of the office space at our India Development Center which has not yet commenced. In relation to this lease, we anticipate approximately $2.5 million and $2.5 million of ROU assets and lease liabilities, respectively. The operating lease commences during January 2020. We do not have any related party leases or sublease arrangements. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable lease costs are expensed as incurred.

The components of lease expenses for the three and nine months ended December 31, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	December 31, 2019
Operating leases expense	$1,001	$3,017
Finance lease expense:
Amortization of ROU assets	6	17
Interest on lease liabilities	2	4
Total finance lease expense	8	21
Variable lease costs	60	197
Short term lease expense	22	72
Total lease expense	$1,091	$3,307

Other information related to leases for the nine months ended December 31, 2019 was as follows:

Nine Months Ended
Supplemental cash flow information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$3,560
Operating cash flows for finance leases	9
Financing cash flows for finance leases	18
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$185
Finance leases	11
Weighted average remaining lease terms
Operating leases	5.26
Finance leases	2.37
Weighted average discount rates
Operating leases	10.04%
Finance leases	4.37%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2019:

(in thousands)	Operating leases	Finance leases
2020 (excluding the nine months ended December 31, 2019)	$1,086	$7
2021	4,390	29
2022	3,623	21
2023	2,244	5
2024	2,049	3
Thereafter	5,719	—
Total undiscounted future minimum lease payments	19,111	65
Less: difference between undiscounted lease payments and discounted lease liabilities	(5,076)	(10)
Total lease liabilities	$14,035	$55

As previously disclosed on our March 31, 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable leases as of March 31, 2019 were as follows:

Year ending (in thousands)	Operating leases	Finance leases
2020	$4,143	$27
2021	3,945	23
2022	3,166	15
2023	1,916	—
2024	1,770	—
Thereafter	4,497	—
Total lease payments	19,437	65
Less: Amounts representing interest	—	(8)
Present value of lease liabilities	$19,437	$57

7. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2019	2018	2019	2018
Income tax expense	$95	$182	$161	$186
Effective tax rate	(3.8)%	(4.7)%	(2.3)%	(2.0)%

For the three and nine months ended December 31, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

8. Commitments and Contingencies

Agilysys is the subject of various threatened or pending legal actions and contingencies in the normal course of conducting its business. We provide for costs related to these matters when a loss is probable, and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g. restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. In November 2019, the District Court's ruling was upheld on appeal by the Court of Appeals for the Federal Circuit. In early 2020, the Court of Appeals also denied Ameranth’s request for rehearing. It is currently unclear what impact the summary judgment ruling or the denial of Ameranth’s appeal may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

9. Loss per Share

The following data shows the amounts used in computing (loss) per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(2,582)	$(4,048)	$(7,075)	$(9,575)

Denominator:
Weighted average shares outstanding	23,240	23,048	23,230	23,030

Loss per share - basic and diluted:
Loss per share	$(0.11)	$(0.18)	$(0.30)	$(0.42)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,469	1,471	1,414	1,443

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 416,960 and 482,846 of restricted shares at December 31, 2019 and 2018, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

Diluted loss per share includes the effect of all potentially dilutive securities on earnings per share. We have stock options, stock-settled appreciation rights ("SSARs"), unvested restricted shares and unvested performance shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. Therefore, for all periods presented, basic weighted average shares outstanding were used in calculating the diluted net loss per share.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Product development	$639	$509	$1,579	$938
Sales and marketing	104	136	217	335
General and administrative	586	637	1,360	1,683
Total share-based compensation expense	$1,329	$1,282	$3,156	$2,956

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the nine months ended December 31, 2019 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2019	1,016,643	$11.22
Granted	91,364	22.41
Exercised	(30,430)	9.47
Forfeited	(15,704)	18.13
Expired	(9,112)	10.35
Outstanding at December 31, 2019	1,052,761	$12.15	4.3	$13,959
Exercisable at December 31, 2019	825,908	$10.96	3.9	$11,931

As of December 31, 2019, total unrecognized share-based compensation expense related to non-vested SSARs was $0.5 million, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2019 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2019	237,146	$13.46
Granted	197,460	22.57
Vested	(2,757)	22.67
Forfeited	(45,009)	17.01
Outstanding at December 31, 2019	386,840	$17.63

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2019, total unrecognized share-based compensation expense related to non-vested restricted stock was $3.1 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the nine months ended December 31, 2019 for the performance shares awarded under the 2016 Plan:

(In thousands, except share and per share data)	Number of Shares
Outstanding at April 1, 2019	63,291
Granted	30,120
Vested	(23,526)
Forfeited	(39,765)
Outstanding at December 31, 2019	30,120

Based on the performance goals, management estimates a liability of approximately $450,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2020. As of December 31, 2019, total unrecognized share-based compensation expense related to non-vested performance shares was $0.1 million, which is expected to be recognized over the remaining vesting period of 3 months.

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

There were no transfers between Levels 1, 2, and 3 during the nine months ended December 31, 2019 and 2018.

The following tables present information about our financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	Recorded value as of December 31, 2019	Active markets for identical asset or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Corporate-owned life insurance — non-current	$910	-	-	$910

(In thousands)	Recorded value as of March 31, 2019	Active markets for identical asset or liabilities (Level 1)	Quoted prices in similar instruments and observable inputs (Level 2)	Active markets for unobservable inputs (Level 3)
Assets:
Corporate-owned life insurance — non-current	$895	-	-	$895

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

The following table presents a summary of changes in the fair value of the Level 3 assets:

	Nine Months Ended December 31,
(In thousands)	2019	2018
Corporate-owned life insurance:
Balance on April 1	$895	$853
Unrealized loss relating to instruments held at reporting date	(11)	(12)
Purchases, sales, issuances and settlements, net	26	27
Balance on December 31	$910	$868

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

Overview

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for casinos, hotels, resorts, cruise ships, managed foodservice providers, stadiums and arenas. Agilysys offers the most comprehensive solutions in the industry, including point of sale (POS), property management systems (PMS), inventory and procurement, payment solutions, and related hospitality applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

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

Results of Operations

Third Fiscal Quarter 2020 Compared to Third Fiscal Quarter 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2019 and 2018:

	Three months ended
	December 31,		Increase (decrease)
	2019	2018	$	%
Net revenue:
Products	$12,126	$10,232	$1,894	18.5%
Support, maintenance and subscription services	20,965	19,345	1,620	8.4
Professional services	8,896	6,437	2,459	38.2
Total net revenue	41,987	36,014	5,973	16.6
Cost of goods sold:
Products (inclusive of developed technology amortization)	9,639	8,371	1,268	15.1
Support, maintenance and subscription services	4,841	3,909	932	23.8
Professional services	6,443	5,087	1,356	26.7
Total cost of goods sold	20,923	17,367	3,556	20.5
Gross profit	$21,064	$18,647	$2,417	13.0%
Gross profit margin	50.2%	51.8%
Operating expenses:
Product development	$11,285	$10,059	$1,226	12.2%
Sales and marketing	4,918	5,217	(299)	(5.7)
General and administrative	6,084	5,865	219	3.7
Depreciation of fixed assets	854	651	203	31.2
Amortization of intangibles	608	675	(67)	(9.9)
Restructuring, severance and other charges	11	58	(47)	nm
Operating loss	$(2,696)	$(3,878)	$1,182	(30.5)%
Operating loss percentage	(6.4)%	(10.8)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2019	2018
Net revenue:
Products	28.9%	28.4%
Support, maintenance and subscription services	49.9	53.7
Professional services	21.2	17.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	23.0%	23.2%
Support, maintenance and subscription services	11.5	10.9
Professional services	15.3	14.1
Total cost of goods sold	49.8%	48.2%
Gross profit	50.2%	51.8%
Operating expenses:
Product development	26.9%	27.9%
Sales and marketing	11.7	14.5
General and administrative	14.5	16.3
Depreciation of fixed assets	2.0	1.8
Amortization of intangibles	1.5	1.9
Restructuring, severance and other charges	0.0	0.2
Operating loss	(6.4)%	(10.8)%

Net revenue. Total net revenue increased $6.0 million, or 16.6%, during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Products revenue increased $1.9 million, or 18.5%, due to increased sales of third-party hardware including new customers and expansion with existing customers. Support, maintenance and subscription services revenue increased $1.6 million, or 8.4%, compared to the third quarter of fiscal 2019 driven by continued growth in subscription-based service revenue, which increased 24.8% during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Professional services revenue increased $2.5 million, or 38.2%, due to ongoing installations and integration of our software solutions for our growing customer base.

Gross profit and gross profit margin. Our total gross profit increased $2.4 million, or 13.0%, for the third quarter of fiscal 2020 and total gross profit margin decreased from 51.8% to 50.2%. Products gross profit increased $0.6 million and gross profit margin increased approximately 232 basis points to 20.5%. The improvement is primarily related to increased product revenue on a partially fixed cost base which includes software development cost amortization. Support, maintenance and subscription services gross profit increased $0.7 million and gross profit margin decreased 288 basis points to 76.9%. The margin decrease is the result of costs incurred for the expansion of our teams and infrastructure to continue to support and host customers. Professional services gross profit increased $1.1 million and gross profit margin increased 660 basis points to 27.6% due to the increased efficiencies of implementation projects during the current quarter following the hiring and training of additional team members at the beginning of fiscal 2020 to meet growing demand for professional services.

Operating expenses

Operating expenses, excluding legal settlements, restructuring, severance and other charges, increased $1.3 million, or 5.7%, during the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.

Product development. Product development increased $1.2 million, or 12.2%, in the third quarter of fiscal 2020 due primarily to an increase in headcount and additional rent expense related to our India Development Center.

Sales and marketing. Sales and marketing decreased $0.3 million, or 5.7%, in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 due to the overall consistency of sales and marketing team composition, compensation and activities.

General and administrative. General and administrative increased by $0.2 million, or 3.7%, in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 due primarily to increases in headcount and improvement of our internal systems to support our growing organization and business requirements.

Other (Income) Expenses

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other (income) expense:
Interest (income)	$(92)	$(83)	$9	10.8%
Interest expense	25	3	(22)	nm
Other (income) expense, net	(142)	68	210	nm
Total other (income), net	$(209)	$(12)	$197	nm

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

Income Taxes

	Three months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense	$95	$182	$87	nm
Effective tax rate	(3.8)%	(4.7)%

nm - not meaningful

For the three months ended December 31, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months an immaterial reduction in unrecognized tax benefits may occur based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are consistently subject to tax audits; due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

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

Results of Operations

First Nine Months Fiscal 2020 Compared to First Nine Months Fiscal 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2019 and 2018:

	Nine months ended
	December 31,		Increase (decrease)
	2019	2018	$	%
Net revenue:
Products	$34,868	$28,081	$6,787	24.2%
Support, maintenance and subscription services	61,377	56,130	5,247	9.3
Professional services	24,854	20,013	4,841	24.2
Total net revenue	121,099	104,224	16,875	16.2
Cost of goods sold:
Products	28,056	23,204	4,852	20.9
Support, maintenance and subscription services	13,676	11,960	1,716	14.3
Professional services	18,071	14,775	3,296	22.3
Total cost of goods sold	59,803	49,939	9,864	19.8
Gross profit	$61,296	$54,285	$7,011	12.9%
Gross profit margin	50.6%	52.1%
Operating expenses:
Product development	$32,127	$27,299	$4,828	17.7%
Sales and marketing	14,307	14,363	(56)	(0.4)
General and administrative	17,998	17,047	951	5.6
Depreciation of fixed assets	1,774	1,933	(159)	(8.2)
Amortization of intangibles	1,900	1,892	8	0.4
Restructuring, severance and other charges	438	948	(510)	(53.8)
Legal settlements, net	(125)	126	(251)	nm
Operating Loss	$(7,123)	$(9,323)	$2,200	(23.6)%
Operating loss percentage	(5.9)%	(8.9)%

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
Net revenue:	2019	2018
Products	28.8%	26.9%
Support, maintenance and subscription services	50.7	53.9
Professional services	20.5	19.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	23.2%	22.3%
Support, maintenance and subscription services	11.3	11.4
Professional services	14.9	14.2
Total cost of goods sold	49.4%	47.9%
Gross profit	50.6%	52.1%
Operating expenses:
Product development	26.5%	26.2%
Sales and marketing	11.8	13.8
General and administrative	14.9	16.3
Depreciation of fixed assets	1.4	1.9
Amortization of intangibles	1.6	1.8
Restructuring, severance and other charges	0.4	0.9
Legal settlements, net	(0.1)	0.1
Operating loss	(5.9)%	(8.9)%

Net revenue. Total net revenue increased $16.9 million, or 16.2%, during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Products revenue increased $6.8 million, or 24.2%, due to increased sales of third-party hardware including new customers and expansion with existing customers. Support, maintenance and subscription services revenue increased $5.3 million, or 9.3%, compared to the first nine months of fiscal 2019 driven by support and maintenance for the growth in customers using our on premise software products along with continued increases in subscription-based service revenue, which increased 22.2% during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Professional services revenue increased $4.8 million, or 24.2%, due to ongoing installation and integration of our software solutions for our growing customer base.

Gross profit and gross profit margin. Our total gross profit increased $7.0 million, or 12.9%, for the first nine months of fiscal 2020 and total gross profit margin decreased slightly from 52.1% to 50.6%. Products gross profit increased $2.0 million and gross profit margin increased approximately 217 basis points to 19.5%. The improvement is primarily related to increased product revenue on a partially fixed cost base which includes software development cost amortization. Support, maintenance and subscription services gross profit increased $3.5 million and gross profit margin decreased 97 basis points to 77.7%. Our slight margin decrease is due to the expansion of our teams and infrastructure to continue supporting and hosting customers. Professional services gross profit increased $1.5 million and gross profit margin increased 112 basis points to 27.3% due to the increased efficiencies of implementation projects during the first nine months of fiscal 2020 following the hiring and training of additional team members at the beginning of fiscal 2020 to meet growing demand for professional services.

Operating expenses

Operating expenses, excluding legal settlements, restructuring, severance and other charges, increased $5.6 million, or 8.9%, during the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019.

Product development. Product development increased $4.8 million, or 17.7%, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. $2.5 million of this increase was due to increased employee compensation and hiring costs from our continued expansion of our product development teams. The remaining $2.3 million was due to the reduction of cost capitalization. The products in our rGuest platform for which we capitalized costs reached general availability be the beginning of the second quarter of fiscal 2019. These products join our well established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. The Company capitalized $2.0 million of external use software costs, and $0.3 million of internal use software development costs in first quarter of fiscal 2019. The Company capitalized no software development costs in the first nine months of fiscal 2020.

Sales and marketing. Sales and marketing decreased slightly by $0.1 million, or 0.4%, in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019 due to the overall consistency of sales and marketing team composition, compensation and activities.

General and administrative. General and administrative increased by $1.0 million, or 5.6%, in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019 due primarily to increases in headcount and improvement of our internal systems to support our growing organization and business requirements.

Restructuring, severance, and other charges. Restructuring, severance, and other charges decreased $0.5 million during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 due to a reduction in severance payments and executive search fees.

Legal settlements, net. The Company received approximately $0.1 million of settlement funds during the first nine months of fiscal 2020 due to the resolution of an outstanding lawsuit involving a former employee; no further activity is expected related to this matter.

Other (Income) Expenses

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other (income) expense:
Interest (income)	$(287)	$(235)	$52	22.1%
Interest expense	28	8	(20)	nm
Other expense, net	50	293	243	nm
Total other (income) expense, net	$(209)	$66	$275	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in treasury bills and commercial paper.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Nine months ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense	$161	$186	$25	nm
Effective tax rate	(2.3)%	(2.0)%

nm - not meaningful

For the nine months ended December 31, 2019 and 2018, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months an immaterial reduction in unrecognized tax benefits may occur based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are consistently subject to tax audits; due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

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

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and employee tax withholdings payments for share-based compensation. We believe that cash flow from operating activities, cash on hand of $41.9 million as of December 31, 2019 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

As of December 31, 2019 and March 31, 2019, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

At December 31, 2019, 100% of our cash and cash equivalents of which 93% is located in the United States, were deposited in bank accounts or invested in highly liquid investments with original maturity from the date of acquisition of three months or less, including investments in treasury bills and commercial paper. We believe credit risk is limited with respect to our cash and cash equivalents balances.

Cash Flow

	Nine Months Ended December 31,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$5,273	$1,719
Investing activities	(3,035)	(3,826)
Financing activities	(1,071)	(702)
Effect of exchange rate changes on cash	(33)	(139)
Net increase (decrease) in cash and cash equivalents	$1,134	$(2,948)

Cash flow used in operating activities. Cash flow provided by operating activities was $5.3 million in the first nine months of fiscal 2020. The provision of cash was due primarily to the offset of $16.3 million in non-cash expense including depreciation, amortization, and share-based compensation, against our operating loss of $7.1 million and the decrease of $3.6 million in net operating assets and liabilities.

Cash flow used in investing activities. During the first nine months of fiscal 2020, the $3.0 million used in investing activities consisted of property and equipment purchases. During the first nine months of fiscal 2019, the $3.8 million used in investing activities consisted of $1.6 million of property and equipment purchases along with $2.2 million of capitalized software development costs.

Cash flow used in financing activities. During the first nine months of fiscal 2020, the $1.1 million used in financing activities was primarily related to the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of December 31, 2019, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2019.

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

Change in Internal Control over Financial Reporting

In connection with the adoption of Topic 842, we assessed the impact to our internal controls over financial reporting and noted no material changes during the period ended December 31, 2019.

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

101

The following materials from our quarterly report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018, (v) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2019 and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended December 31, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	January 29, 2020	/s/ Anthony S. Pritchett
Anthony S. Pritchett
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)