Form 10-K
period 2020-03-31
AGILYSYS INC
filed 2020-05-22
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission file number 0-5734

AGILYSYS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1000 Windward Concourse, Suite 250, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 810-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	AGYS	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☑    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of Common Shares held by non-affiliates as of May 20, 2020 was $375,276,893.

As of May 20, 2020, 23,400,816 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2020

Forward Looking Information

This Annual Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our current expectations, the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, and in many cases, are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, our ability to manage the direct and indirect impact of the novel coronavirus (“COVID-19”) pandemic on our business, operations, and customer demand for our products and services, our ability to achieve operational efficiencies and meet customer demand for products and services as well as the other risks identified in the risk factors set forth in Item 1A of this Annual Report. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement made in this Annual Report or any other forward-looking statement that may be made from time to time, whether written or oral, whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business.

Overview

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payment solutions, and related hospitality applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth, increase operational efficiencies and support social distancing.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

Our principal executive offices and corporate services are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2020 refers to the fiscal year ended March 31, 2020.

History and Significant Events

Organized in 1963 as Pioneer-Standard Electronics, Inc., an Ohio corporation, we began operations as a distributor of electronic components and, later, enterprise computer solutions. Exiting the former business in fiscal 2003 with the sale of our Industrial Electronic Division, we used the proceeds to reduce debt and fund growth of our enterprise solutions business. This included acquiring businesses focused on higher-margin and more specialized solutions for the hospitality and retail industries. At the same time, we changed our name to Agilysys, Inc.

In fiscal 2004, we acquired Inter-American Data, Inc., which allowed us to become the leading developer and provider of technology solutions for hotel property management and inventory management in the casino and resort industries.

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

In fiscal 2018, we opened a software development center in Chennai, India, to supplement our product development efforts.

Today, we are focused on providing state-of-the-art, end-to-end solutions that enhance guest experiences and allow our customers to promote their brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying innovative solutions that increase data speed and accuracy, integrate with other enterprise systems and create a common infrastructure for managing guest data thereby enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the guest relationship.

Our strategy is to increase the proportion of revenue we derive from ongoing support and maintenance agreements, subscription services, cloud applications and professional services.

Products, Support and Professional Services

We are a leading developer and marketer of software enabled solutions and services to the hospitality industry, including software solutions fully integrated with third party hardware and operating systems; support, maintenance and subscription services; and, professional services. Areas of specialization are point of sale, property management, and a broad range of solutions that support the ecosystem of these core solutions.

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)
•	Support, maintenance and subscription services
•	Professional services

Total revenue for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2020	2019	2018
Products	$44,230	$39,003	$33,699
Support, maintenance and subscription services	83,680	75,496	69,068
Professional services	32,847	26,343	24,593
Total	$160,757	$140,842	$127,360

Products: Products revenue is comprised of revenue from the sale of software along with third party hardware and operating systems. Software sales include up front revenue for licensing our solutions on a perpetual basis. Software sales are driven by our solutions' ability to help customers meet the demands of their guests and improve operating efficiencies. Our software revenue is also driven by the ability of our customers to configure our solutions for their specific needs and the robust catalog of integrations we offer to third party solutions. Our software solutions require varying form factors of third party hardware and operating systems to operate, such as staff facing terminals, kiosk solutions, mobile tablets or servers. Third party hardware and operating system revenue is typically driven by new customer wins and existing customer hardware refresh purchases.

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

Our portfolio of hospitality software solutions:

The hospitality industry has long been focused on operating end-to-end businesses, but the technology vendors that service the industry have been focused on product-centric solutions that make use of a high number of software modules and operating silos. To resolve this disconnect and more effectively align with the business operations of our customers, we have evolved our approach to be focused on delivering integrated “platform-centric” solutions for Lodging and Food & Beverage functions, including the applications necessary to support this ecosystem.

Our technology platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests before, during and post-visit. We offer an end-to-end solution that helps our customers improve the guest experience, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our integrated yet modular products allow hospitality operators to recruit and retain customers into their facilities, increase their wallet share from each guest and improve the overall experience throughout the entire guest journey - from the initial customer touch point through post-visit interactions.

With our omni-channel suite of software products, we are uniquely positioned to offer solutions that allow our customers to adhere to social distancing guidelines and offer contactless solutions at every point of the guest journey for our hospitality operators while maximizing operational efficiency.

Point of Sale (POS) Solutions:

Agilysys POS solution suite allows our customers to provide their guests with an omni-channel experience within their property. Guests are empowered to create their own experiences through ordering from a mobile device or walking up to a self-service kiosk, but also providing for a more traditional experience with staff by interacting with a cashier or bar, or having a server come to them. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise grade back office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory management and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

Agilysys InfoGenesis® POS is an award-winning point of sale solution that combines a fast, intuitive and highly customizable terminal application with powerful, flexible reporting and configuration capabilities in the back office management portal. The system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. The system's detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Engineered for all regions of the world, the InfoGensis POS solution suite offers a multinational set of features, including language, currency and fiscal technology, coupled with a robust enterprise management capability enabling the largest global customers to run their business efficiently. With a modern integration platform of APIs, the solution is also capable of integrating with a variety of ancillary applications allowing our customers to keep their entire technology estate. InfoGenesis POS is available as a cloud-based or on-premise solution.

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

rGuest Buy Kiosk is an enterprise-class self-service, customer-facing point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as buffets, grab 'n go, corporate cafeterias and food courts. Its flexibility supports a variety of operational workflows, such as "order and pay", "order only", "pay at cashier" and “self check-out,” and integrates with a variety of property management, casino management and loyalty systems. rGuest Buy Kiosk is currently deployed at more than 270 customer sites across the country, including corporate cafeterias at a top five U.S. bank, a top 40 U.S. law firm, one of the nation's largest technology manufacturers, and at a national financial services firm.

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

rGuest Buy OnDemand provides a visual, interactive food and beverage ordering experience to any mobile device - phone, tablet, laptop - with a browser-based self-service experience. Using a simple, intuitive interface, guests can easily order and reorder from anywhere across the property, driving order velocity and volume.

rGuest Buy OnDemand allows our customers to immediately offer an online ordering platform that is natively integrated with their physical location operations. Menus and price updates can be done in one place and automatically updated across all channels – online web store, digital menus and app ordering as well as POS terminals. Orders placed online are routed automatically to the appropriate kitchen for preparation. Orders placed from all channels are automatically available on the POS terminal at the physical location.

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

Agilysys Lodging Management System® (LMS™) is an on-premise or hosted, web and mobile-enabled, PMS solution targeting the operator with large, complex operations. It runs 24/7 to automate every aspect of hotel operations in properties from 100 to over 7,000 rooms, and has interfaces to a wide array of industry applications including but not limited to all core casino management systems and leading global distribution systems. Its foundation expands to incorporate modules for activities scheduling, attraction ticketing and more.

Agilysys Visual One® PMS is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete hospitality solution expanding beyond traditional PMS solutions enabling the resort to run its end-to-end operations, including front desk, housekeeping, sales & catering, maintenance, accounting, condo owner management, golf, retail POS, and activities. Visual One provides an integrated solution with interfaces to leading global distribution systems, casino management systems, hospitality automation and our other products.

rGuest® Stay PMS is the company’s cloud-based property management system that optimizes operational efficiency, increases revenue and enhances guest service. rGuest Stay is currently generally available for select-service hotels and chains, as well as for limited-service casino hotels. The guest-centric PMS leverages the rGuest standards-based platform on an open architecture with public APIs to enable richly integrated applications delivered from Agilysys, its partners and customers. rGuest Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

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

Virtual Check-in and Check-out Solutions

Today’s hotels cater to guests with high expectations when it comes to technological efficiency. An emerging trend in the hotel industry that has accelerated in the COVID-19 environment, where social distancing is now the norm, is the ability for guests to check themselves in or out of their room without interacting with the front desk. To that end, we offer software modules that enable this approach and are fully integrated with our core PMS solutions.

rGuest Express Kiosk simplifies check-in and check-out, optimizes staff productivity and enhances the guest experience by enabling a seamless self-service option for guests to use in the hotel lobby at a kiosk. More properties are turning to kiosks to reduce overhead and offer more self-service options. With rGuest Express Kiosk, it’s easy to elevate service levels without adding front-line staff. rGuest Express Kiosk provides ID verification to allow for hotels to enforce security standards efficiently and to allow the guest to bypass the front desk and observe social distancing guidelines.

rGuest Express Mobile simplifies check-in and check-out even further and at the same time allows operators to offer mobile keys, concurrent dining reservations or room upsells, all on a personal mobile device such as a smart phone or tablet. Properties are turning to mobility at an ever-increasing pace to improve efficiency. With rGuest Express Mobile, it’s easy to reduce wait times and empower guests by putting the power of choice in the palm of their hand. rGuest Express Mobile allows for digital ID verification before securely delivering the digital room key to the guest phone allowing operators to maintain security standards while allowing the guest to bypass the front desk.

Point of Sale and Property Management Ecosystem Offerings:

The following solutions integrate with and are complementary to our point of sale or property management systems, or both. These solutions, for the most part, can stand alone and do not require POS or PMS to be functional. However, we lead with our core POS and PMS solutions discussed above and focus on selling these complimentary ecosystem solutions into our customer base.

rGuest® Pay payment processing solution is our innovative payment gateway. rGuest Pay protects guests’ financial data and reduces risk by leveraging point-to-point encryption (P2PE) and tokenization with every credit card transaction. rGuest Pay Gateway leverages one of the first payment gateways in the world to receive official PCI-P2PE validation, allowing us to offer PCI cost and scope reduction that other providers cannot. These security benefits are built on top of a full-featured, enterprise-grade gateway that offers broad support for U.S., Canadian, European and certain Asian countries’ credit card processors and a wide variety of payment device options for every use-case, including countertop, pay-at-table, EMV, mobile tablet, and signature capture scenarios.

rGuest Pay offers contactless payment options on all markets as well as supporting various wallet payment options like Apple Pay®, Google Pay®, AliPay®, and WeChat®.

rGuest Spa software covers all aspects of running a spa, from scheduling guests for services to managing staff schedules. With this guest-centric technology, spas have more time to focus on creating personalized experiences in places of quiet tranquility. rGuest Spa is a single solution that connects effortlessly to our other software solutions. The solution includes real-time integration, simplifies the appointment booking process, enhances the guest experience, and maximizes the value of the spa as a revenue center.

Integrated with our booking engine, rGuest Book, customers can book both their hotel room and their spa appointments from a single place giving operators additional opportunities to upsell and cross sell various amenities that they can offer.

rGuest Golf is a guest centric golf management software that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution. Customers are given the option of using our robust built in retail POS module or they may choose to leverage the power of InfoGenesis. Staff can easily schedule and personalize reservations for guests which then appear on itineraries, confirmations, and folios. Resort operations with multiple amenities can integrate with rGuest Book and allow patrons to book both their resort reservation and their golf tee time simultaneously.

rGuest Book is a commission-free, easy-to-use reservation system that’s designed to move guests effortlessly through the booking process of hotel rooms, spa appointments and golf tee times. The solution allows booking of one or more rooms and is seamlessly connected with our core PMS solutions to provide a flawless experience for guests and hotel operators. rGuest Book is the only booking engine in the market that seamlessly integrates with the core primary gaming system and allows for casino operators to enable their patrons to self-book their entitlements resulting in increased guest satisfaction and reduced operational expenses. The solution also allows operators to capture increased revenue through add-ons and upsells of premium rooms.

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

Agilysys’ Eatec® solution provides core purchasing, inventory, recipe, forecasting, production and sales analysis functions and is unique in offering catering, restaurant, buffet management and nutrition modules in a single web-enabled solution. Agilysys’ Eatec Mobile is an optional app that can be downloaded from Google Play and Apple app stores and provides users with access to Eatec application from any Android® and iOS® device. Users can provide inventory receiving and transfer operations seamlessly from any mobile device even when they are offline using Eatec’s innovative store and forward capabilities.

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

rGuest® Seat solution is a guest-centric reservation and wait list management solution that helps operators to book any location. The solution allows operators to manage restaurant, cabana and auditorium reservations. With an innovative doll house view approach, patrons have the ability to select and book a specific seat in a restaurant or a specific cabana on a pool deck online. With built in price yielding capabilities, rGuest Seat allows operators to maximize revenue opportunities for various locations. Using the built-in guest management system, operators can build guest profiles and provide a superior experience while driving repeat guests.

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

Representative Agilysys clients include:

7 Cedars Casino	Drive Shack	Pinnacle Entertainment
AVI Foodsystems, Inc.	Dickies Arena	Prairie Band Casino & Resort
Banner Health	Drury Hotels	Rosewood Castiglion Del Bosco
Boyd Gaming Corporation	Ellis Island Hotel, Casino and Brewery	Resorts World Bimini
Caesars Entertainment	Golden Nugget Lake Charles	Rosen Hotels & Resorts
Cal Dining at UC Berkeley	Grand Central Hotel in Belfast	Royal Caribbean International
Camelback Lodge & Waterpark	Grand Sierra Resort and Casino	Royal Lahaina Resort
Carnival UK	Hialeah Park	Seaport District – NYC
Cartoon Network Hotel	Hilton Worldwide	Spooky Nook Sports
Casino del Sol Resort	Intercontinental Hotel Group	Stations Casino
Catholic Charities	Kiawah	The Venetian Resort Hotel Casino
Chukchansi Gold Resort & Casino	Kimpton Hotels	The Kessler Collection
Compass Group North America	Longwood University	Treehouse - London
Comanche Nation of Oklahoma	Maryland Live! Casino	Vail Resorts
Copper Mountain	MGM	Valley View Casino & Hotel
Costa Pacifica	Oxford Casino	Vanderbilt University
The Cosmopolitan of Las Vegas	Palm Garden Hotel	Wendover Resorts
Crystal Springs Resort	Pinehurst Resort	Yale University

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry for more than 4 decades. Our solutions are mission critical to core hospitality operations. Our software solutions are required to run the operations of the hospitality business and designed to drive substantial customer benefits through increased revenue, improved operational efficiency, enhanced guest experience and improved employee morale. In addition, many of our solutions enable social distancing capabilities for our customers. Our innovative software solutions described above have been purpose-built to serve the unique needs of the following hospitality sectors: casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. We operate across North America, Europe, Asia-Pacific and India with headquarters located in Alpharetta, GA.

The sectors we serve are going through unprecedented and uncertain times with the COVID-19 pandemic. While the near-term outlook is hard to predict with closures and travel restrictions, these market sectors will recover. The long-term outlook remains strong and we expect the momentum from the last three years to eventually pick back up with a focus on social distancing and mobile applications. Prior to COVID-19, we estimated our total addressable market to be approximately $4.8 billion in annual recurring revenue opportunity. While the size of the opportunity might face pressure in an economic downturn, we feel it is still in the billions of dollars and we are only a fraction of that size. We continue to feel good about our opportunity to win market share given our relative competitive strength in the industry.

Customers

Our customers include large, medium-sized and boutique hospitality providers, both owned and franchised, as well as divisions or departments of large corporations in the hospitality industry. We concentrate on serving the needs of customers in a range of customer-focused settings where brand differentiation is important and guest recruitment is intense. Our customer base is highly fragmented.

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

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include Oracle Corp., NCR, Constellation Software, Inc., Amadeus IT Group and Infor. We also compete with smaller software companies like POSitouch, Northwind and Appetize Technologies. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

Environmental Matters

We believe we are compliant in all material respects with all applicable environmental laws. Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings or competitive position with respect to any of our operations.

Employees

As of March 31, 2020, we had 1,275 employees. We are not a party to any collective bargaining agreements, have had no strikes or work stoppages and consider our employee relations to be good.

Access to Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge through our corporate website, http://www.agilysys.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information posted on our website is not incorporated into this Annual Report. Reports, proxy and information statements, and other information regarding issuers that file electronically, are maintained on the SEC website, http://www.sec.gov.

Item 1A.  Risk Factors.

Risks Relating to Our Business

COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time.

The global spread and unprecedented impact of COVID-19 is complex and rapidly evolving and has resulted in disruption to our business, the hospitality industry and the global economy. The COVID-19 pandemic has led government and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced demand for gaming, hotels, resorts, cruises, corporate foodservice, restaurants, university cafeterias, and stadia and have had a material detrimental impact on global commercial activity across these hospitality industries that we serve, and in some cases, has caused the closure of our customers’ businesses. Business closures have resulted in our inability to complete certain implementations and negatively impacted our ability to recognize revenue. We have also taken impairments on certain of our rGuest solutions based upon the impacts of COVID-19 on our business.

The extent to which COVID-19 continues to adversely impact our business, operations, and financial results significantly depends on the effect upon the demand for our customers’ hospitality services, which may be affected by, among other things, the duration and scope of COVID-19 (including whether and to what extent a resurgence of the virus could occur after the pandemic initially subsides); the negative impact it has on global regional economies and economic activity, including its impact on unemployment rates and consumer confidence and discretionary spending; its short and longer-term impact on the demand for hospitality businesses; the ability of our customers to successfully navigate the impacts of COVID-19; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies, travel activity, businesses, universities and demand for lodging, destination resorts, cruises and stadia events recovers after the pandemic subsides. To the extent that our hospitality customers’ businesses continue to be impacted, it may have the following effects on our business:

•

Effect on Revenue and Liquidity: If our hospitality customers continue to have a material decline in their revenues, they could be unable to continue to pay for our services, and potentially even go out of business. If our customers are unable or unwilling to continue to pay for our services on a timely basis or at all, our revenue and liquidity would be adversely affected.

•

Effect on Growth: As a result of the material decline in our hospitality customers’ revenue, our customers and prospective customers have substantially curtailed new technology purchases. Customers may also have difficulty obtaining new financing or drawing on existing credit facilities, resulting in them having diminished capital to spend on new technology purchases. Finally, customers or prospective customers may delay, terminate or not go forward with projects in development, for which we may have sold or software.

Additionally, in response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing approximately 24% of our employees in the United States, APAC and EMEA. Such steps, and further changes we may make in the future to reduce our costs, may negatively impact our ability to attract and retain employees, including furloughed employees potentially not returning to work with us when the COVID-19 public health emergency subsidies. If this were to occur, we may experience operational challenges that result in a negative impact on our customer services and ultimately, loss of market share, which could limit our ability to grow and expand our business.

Our business is impacted by changes in macroeconomic and/or global conditions.

We conduct our business internationally, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), geopolitical conditions (such as political unrest and armed conflicts), natural disasters, or outbreaks of disease (such as COVID-19 pandemic) may impact our business. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; cause customers not to pay us; or to delay payment for previously purchased products and services.

For example, our business is impacted by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. As discussed above under “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time,” our performance has been affected by these conditions associated with COVID-19 and could be materially affected going forward if these conditions worsen or continue for an extended period or in other circumstances that we are unable to foresee or mitigate. Even after COVID-19 subsides, our business, markets, growth prospects and business model could be materially impacted or altered as a result of adverse changes in travel and leisure activities.

Similarly, increases in energy prices can result in higher ingredient and food costs for our customers with restaurant operations, which may adversely affect demand for our customers’ restaurant businesses, and in turn, our business, financial results and liquidity.

Our business may be adversely impacted by international trade disputes.

We depend on third-party manufacturers and suppliers located outside of the United States, including in China, in connection with the supply of certain of our hardware products and related components. Accordingly, our business is subject to risks associated with international supply. For example, the Trump Administration has called for substantial changes to U.S. foreign trade policy, including imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States from China and other countries. Increased tariffs, including on goods imported from China, or the institution of additional protectionist trade measures could adversely affect our supply costs, and in turn, our business, financial results and liquidity.

Our future success will depend on our ability to develop new products, product upgrades and services that achieve market acceptance.

Our business is characterized by rapid and continual changes in technology and evolving industry standards. We believe that in order to remain competitive in the future we will need to continue to develop new products, product upgrades and services, requiring the investment of significant financial resources. If we fail to accurately anticipate our customer's needs and technological trends, or are otherwise unable to complete the development of a product or product upgrade on a timely basis, we will be unable to introduce new products or product upgrades into the market that are demanded by our customers and prospective customers on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

The development process for most new products and product upgrades is complicated, involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements;
•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers; and
•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as mobile devices.

Our product development activities are costly and recovering our investment in product development may take a significant amount of time, if it occurs at all. We anticipate continuing to make significant investments in software research and development and related product opportunities because we believe it is necessary to compete successfully. We cannot estimate with any certainty when we will, if ever, receive significant revenues from these investments.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

If we fail to meet our customers' performance expectations, our reputation may be harmed, and we may be exposed to legal liability.

Our ability to attract and retain customers depends to a large extent on our relationships with our customers and our reputation for high quality services and solutions. As a result, if a customer is not satisfied with our products and services, our reputation may be damaged. Moreover, if we fail to meet our customers' performance expectations or if customers experience service disruptions, breaches or other quality issues, we may lose customers and be subject to legal liability, particularly if such failure, service disruptions or breaches adversely impact our customers' businesses.

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

We compete for customers based on several factors, including price. The competitive markets in which we operate may oblige us to reduce our prices in order to contend with the pricing models of our competitors. If our competitors discount certain products or services, we may have to lower prices on certain products or services in order to attract or retain customers. Any such price modifications would likely reduce margins and could have adverse effects. In addition, if we fail to reduce our prices in order to contend with the pricing models of our competitors, we may not be able to retain customers or grow our business, which could adversely affect our revenues and liquidity.

We are subject to laws and regulations governing the protection of personally identifiable information; we are also subject to cyber-attacks. A failure to comply with applicable privacy or data protection laws or the occurrence of a cyber-attack could harm our reputation and have a material adverse effect on our business.

We collect, process, transmit, and/or store (on our systems and those of third-party providers) customer transactional data, as well as their and our customers’ and employees’ personally identifiable information and/or other data and information. Personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions with regard to privacy and data security such as such as the California Consumer Privacy Act and the European Union’s General Data Protection Regulation. Moreover, what constitutes personally identifiable information and what other data and/or information is subject to the privacy laws varies by jurisdiction and continues to evolve, and the laws that do reference data privacy continue to be interpreted by the courts and their applicability and reach are therefore uncertain. Our failure and/or the failure of our customers, vendors, and service providers to comply with applicable privacy and data protection laws and regulations could damage our reputation, discourage current and/or potential customers from using our products and services, and result in fines, governmental investigations and/or enforcement actions, complaints by private individuals, and/or the payment of penalties to consumers.

We have established practices and procedures intended to protect our systems and information against cyber-attacks. However, there can be no assurance that such measures will prevent all cyber-attacks from impacting our systems and information. Our systems, and those of our third-party providers, have and could in the future become subject to cyber-attacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering, and other means for obtaining unauthorized access to, or disrupting the operation of, our systems and those of our third-party providers. Any operational disruptions, unauthorized access, or misappropriation of information (including personally identifiable information or personal data) could harm our relationship with our customers and could have a material adverse effect on our business, financial condition, reputation, and results of operations.

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

We have incurred losses in each of the last several years, and we may continue to incur losses in the future.

We have incurred operating losses in each of the last several years, including the year ended March 31, 2020, and we may continue to incur losses in the future as we continue to invest in our products. Our lack of profitability limits the resources available to us to invest in developing new products, product upgrades and services and otherwise in improving business operations.

We may incur goodwill and intangible asset impairment charges that adversely affect our operating results.

As of March 31, 2020, we had $19.6 million and $8.4 million of goodwill and intangible assets (including capitalized software development costs), net, respectively, on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment on at least an annual basis. As of March 31, 2020, we determined the net realizable value of intangible assets consisting of capitalized software development costs for certain solutions within our rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million. The impact of the COVID-19 pandemic on the hospitality industry resulted in significantly lower sales and cash flow projections for the related rGuest solutions after evaluating the Company’s strategy for market development and continued costs to support the software. As a result, we recorded impairment charges to reduce the net realizable value of the related assets to zero. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill or other intangible assets in the future.

If we fail to attract, retain and motivate key employees, our business may be harmed.

Our success depends on the skill, experience and dedication of our employees. There can be no assurance that we will be able to successfully attract, retain and motivate the personnel that we need. If we are unable to attract, retain and motivate sufficiently experienced and capable personnel, especially in product development, customer services and support, operations, sales and management, our business and financial results may suffer. For example, if we are unable to attract and retain a sufficient number of skilled technical personnel, our ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. Although we believe our compensation, benefits and other employment amenities are competitive in the markets in which we compete for talent, we may have difficulty attracting sufficiently experienced and capable personnel or retaining and motivating talented employees, and in such events our business may suffer.

Additionally, in response to COVID-19, we furloughed approximately 24% of our employees to reduce operating costs and improve efficiency. If this action negatively impacts our ability to attract employees or if employees do not resume their employment at the end of the furlough, we may experience operational challenges that result in a negative impact on our customer services and ultimately, loss of market share, which could limit our ability to grow and expand our business. See “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time” above for additional information regarding this risk.

Our international operations have many associated risks.

We continue to strategically manage our presence in international markets, and these efforts require significant management attention and financial resources. We may not be able to successfully penetrate international markets, or, if we do, there can be no assurance that we will grow our business in these markets at the same rate as in North America. Because of these inherent complexities and challenges, lack of success in international markets could adversely affect our business, results of operations, cash flow, and financial condition.

We have international offices in the United Kingdom, China, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs, enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; currency fluctuations; and political and economic instability abroad.

Natural disasters or other catastrophic events affecting our principal facilities could cripple our business.

Natural disasters or other catastrophic events, particularly those affecting employees in our Alpharetta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a negative effect on us. Most of our administrative functions are concentrated in our Alpharetta headquarters and most of our software development activity is concentrated in our India research and development center. Although we maintain crisis management and disaster response plans, a natural disaster, fire, power shortage, pandemic, act of terrorism or other catastrophic event occurring in either geographic location that prevents or substantially impairs our employees’ ability to work could make it difficult or impossible for us to deliver our products and services to customers.

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

Third parties may assert claims that our software or technology infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. The risk of claims may increase as the number of software products that we offer and competitors in our market increase and overlaps occur. Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business, and have a material adverse effect on our business, financial condition, and results of operations.

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. For example, on April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. This lawsuit remains pending.

If we fail to maintain our data centers and other systems, the demand for our subscription services and our ability to operate our business efficiently could diminish, which could have a material adverse effect on our business.

We currently utilize data center hosting facilities, some of which are managed by third-parties, to provide cloud-based products and hosting services to our customers and to support our internal business operations. If these data center facilities fail or encounter any damage, it could result in interruptions in services to our customers or disruption of our business operations. This could result in unanticipated downtime for our customers, and in turn, our reputation and business could be adversely affected. Similarly any significant disruption or deficiency in the operation of our internal systems could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, which may have a material adverse effect on our business, financial condition, or results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud, which could have a material adverse impact on our business.

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

While we have attempted to invest our cash balances in investments we considered to be relatively safe, we nevertheless confront credit and liquidity risks. Bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

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

Some of our products and services may be subject to sales taxes in states where we have not collected and remitted such taxes from our customers. We have reserves for certain state sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Other non-current liabilities” in our Consolidated Balance Sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations.

We are subject to litigation, which may be costly.

As a company that does business with many customers, employees and suppliers, we are subject to litigation. The results of such litigation are difficult to predict, and we may incur significant legal expenses if any such claim were filed. While we generally take steps to reduce the likelihood that disputes will result in litigation, litigation is very commonplace and could have an adverse impact on our business.

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

Because our customer base is concentrated in the hospitality industry, our business is largely dependent on the health of that industry. Our sales are dependent in large part on the health of the hospitality industry, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality industry, such as those resulting from the impact of COVID-19, as discussed above, could disproportionately impact our revenue, as customers may exit the industry or delay, cancel or reduce planned expenditures for our products. For additional information regarding the potential impact of COVID-19 on our business, see “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time” above for additional information.

Consolidation in the gaming and other hospitality industries could adversely affect our business.

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. The hospitality industry has experienced recent consolidations, including the hotel and gaming sectors of the industry. Although recent consolidations in the hospitality industry have not materially adversely affected our business, there is no assurance that future consolidations will not have such affect. For example, if one of our current customers merges or consolidates with a company that relies on another provider's products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect our business.

Insolvencies in the hospitality industry could adversely affect our business.

Customers that we serve may be or become insolvent. Most of our customers have been significantly affected by the COVID-19 pandemic. Loss of revenue and other operating challenges may cause some of our customers to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt, or foreclose on their property. Customers in bankruptcy may not have sufficient assets to pay us unpaid fees or reimbursements we are owed under their agreements with us. If a significant number of customers file for bankruptcy or otherwise fail to pay amounts owed to us, our revenues and liquidity could be adversely affected.

Risks Relating to Our Stock

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2020, the trading price of our common stock ranged from a high close of $36.85 to a low close of $13.00. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

•	uncertainties the COVID-19 pandemic has caused for the global economy;
•	economic news or other events generally causing volatility in the trading markets;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;
•	announcements by us or our competitors of acquisitions, new offerings or improvements, significant contracts, commercial relationships or capital commitments;
•	our ability to market new and enhanced solutions on a timely basis;
•

any major change in our board or management; general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

On May 11, 2020, we entered into an agreement to sell $35 million of preferred stock with a 5.25% cumulative dividend and convertible into common stock at a conversion price of $20.1676 per share. Until converted, the preferred stock may impede stock price increases above the conversion price.

Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in Alpharetta, Georgia where we lease approximately 33,000 square feet of office space. In addition, we lease approximately 33,000 square feet of office space in Las Vegas, Nevada, 12,000 square feet of office space in Bellevue, Washington, 12,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 104,000 square feet of office space in Chennai, India and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3.  Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. Most of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. Cases against us and our co-defendants remained pending in the District Court with respect to one surviving Ameranth patent. In September 2018, the District Court found that patent invalid, and granted summary judgment in favor of the movant co-defendants. In early 2019, Ameranth appealed the District Court's summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the U.S. Court of Appeals for the

Federal Circuit affirmed the lower court’s summary judgement with respect to all claims except for two, which were not asserted against Agilysys. Shortly thereafter, Ameranth moved for a rehearing en banc, which was denied in February 2020. Finally, Ameranth filed for writ of certiorari to the United States Supreme Court. The Supreme Court has not yet responded to the writ.

We were not a party to the appeal, and it is currently unclear what impact the summary judgment ruling or writ of certiorari may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys’ fees from us. At this time, we are not able to predict the outcome of the remaining claims in the lawsuit, or any possible monetary exposure associated with the lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Stock Market LLC under the symbol “AGYS”. As of May 20, 2020, there were 1,551 registered holders of our common shares, without par value.

Dividends

We did not pay dividends in fiscal 2020 or 2019 on our common stock and are unlikely to do so in the foreseeable future. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2015 through March 31, 2020. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

INDEXED RETURNS

		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2015	2016	2017	2018	2019	2020
Agilysys, Inc.	$100.00	$103.76	$96.04	$121.44	$215.14	$169.72
Russell 2000	$100.00	$90.24	$113.90	$127.33	$129.94	$98.77
Peer Group	$100.00	$87.03	$106.85	$123.24	$128.15	$122.52

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

	Year ended March 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Operating results
Net revenue	$160,757	$140,842	$127,360	$127,678	$120,366
Gross profit	80,952	73,880	64,417	63,785	68,106
Operating loss	(34,061)	(13,081)	(12,080)	(11,408)	(4,313)
Operating loss, net of taxes	(34,067)	(13,164)	(8,350)	(11,721)	(3,765)
Net loss	$(34,067)	$(13,164)	$(8,350)	$(11,721)	$(3,765)
Per share data (1)
Basic and diluted
Net loss	$(1.47)	$(0.57)	$(0.37)	$(0.52)	$(0.17)
Weighted-average shares outstanding - basic and diluted	23,233	23,037	22,801	22,615	22,483
Balance sheet data at year end
Cash and cash equivalents	$46,653	$40,771	$39,943	$49,255	$60,608
Working capital	23,985	21,193	19,343	27,183	41,401
Total assets	154,562	163,591	157,207	167,305	185,157
Total debt	49	57	177	237	333
Total shareholders’ equity	71,757	100,622	108,431	113,669	123,473

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

Overview

Recent Developments

COVID-19 Pandemic

During the fourth quarter ended March 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to cause negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on various factors, including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

We have taken actions to mitigate the impact on our business. We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These modifications may delay or reduce sales and harm productivity and collaboration. We have observed other organizations making similar alterations to their normal business operations, including restrictions imposed by our customers on our ability to access their sites for implementations and support. The pandemic could have an adverse impact on demand for our customers’ products and services, which in turn could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections.

In addition, during the first quarter of our fiscal 2021, we have reduced discretionary costs, implemented a hiring freeze on non-essential positions and reduced payroll and related costs through layoffs, employee furloughs, employee retirement benefit limitations, and salary decreases for executive team members and certain other employees of the Company.

We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payment solutions, and related hospitality applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth, increase operational efficiencies and support social distancing.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, Georgia.

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

Our strategic plan specifically focuses on:

•	Putting the customer first
•	Accelerating our product development
•	Improving our liquidity
•	Increasing organizational efficiency and teamwork
•	Developing our employees and leaders
•	Growing revenue by improving the breadth and depth of our product set across both our well-established products and our newer rGuest platform
•	Growing revenue through international expansion

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

Results of Operations

Fiscal 2020 Compared with Fiscal 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2020 and 2019:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2020	2019	$	%
Net revenue:
Products	$44,230	$39,003	$5,227	13.4%
Support, maintenance and subscription services	83,680	75,496	8,184	10.8%
Professional services	32,847	26,343	6,504	24.7%
Total net revenue	160,757	140,842	19,915	14.1%
Cost of goods sold:
Products (inclusive of developed technology amortization)	36,427	31,811	4,616	14.5%
Support, maintenance and subscription services	19,248	15,895	3,353	21.1%
Professional services	24,130	19,256	4,874	25.3%
Total cost of goods sold	79,805	66,962	12,843	19.2%
Gross profit	80,952	73,880	7,072	9.6%
Gross profit margin	50.4%	52.5%
Operating expenses:
Product development	41,463	37,817	3,646	9.6%
Sales and marketing	19,864	19,646	218	1.1%
General and administrative	24,374	23,118	1,256	5.4%
Depreciation of fixed assets	2,574	2,504	70	2.8%
Amortization of intangibles	2,541	2,567	(26)	(1.0)%
Impairments	23,740	—	23,740	100.0%
Restructuring, severance and other charges	582	1,168	(586)	(50.2)%
Legal settlements, net	(125)	141	(266)	(188.7)%
Operating loss	$(34,061)	$(13,081)	$(20,980)	160.4%
Operating loss percentage	(21.2)%	(9.3)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2020	2019
Net revenue:
Products	27.5%	27.7%
Support, maintenance and subscription services	52.1	53.6
Professional services	20.4	18.7
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	22.6	22.6
Support, maintenance and subscription services	12.0	11.3
Professional services	15.0	13.6
Total net cost of goods sold	49.6	47.5
Gross profit	50.4	52.5
Operating expenses:
Product development	25.8	26.9
Sales and marketing	12.4	13.9
General and administrative	15.2	16.4
Depreciation of fixed assets	1.6	1.8
Amortization of intangibles	1.6	1.8
Impairments	14.8	0.0
Restructuring, severance and other charges	0.4	0.8
Legal settlements, net	(0.1)	0.1
Operating loss	(21.2)%	(9.3)%

Net revenue. Total revenue increased $19.9 million, or 14.1%, in fiscal 2020 compared to fiscal 2019. Products revenue increased $5.2 million, or 13.4%, due to increased sales in third-party hardware sales including new customers and expansion with existing customers. Support, maintenance and subscription services revenue increased $8.2 million, or 10.8%, driven by continued growth in subscription-based service revenue, which increased 24.3% in fiscal 2020 compared to fiscal 2019. Professional services revenue increased $6.5 million, or 24.7%, due to ongoing installations and integration of our software solutions for our growing customer base.

Gross profit and gross profit margin. Our total gross profit increased $7.1 million, or 9.6%, in fiscal 2020 and total gross profit margin decreased from 52.5% to 50.4%. Products gross profit increased $0.6 million and gross profit margin decreased slightly from 18.4% to 17.6% due to a higher mix of third party hardware and software and due to certain allowances established against revenues earned in March 2020 related to products that have been or could be returned from customer locations closed in response to COVID-19 guidelines. Support, maintenance and subscription services gross profit increased $4.8 million and gross profit margin decreased 195 basis points to 77.0% due to increased costs associated with hosting our customers. Professional services gross profit increased $1.6 million and gross profit margin decreased slightly from 26.9% to 26.5% after we established allowances against revenues earned in March 2020 due to uncertainties related to COVID-19 conditions.

Operating expenses

Operating expenses, excluding the charges for legal settlements, impairments and restructuring, severance and other charges, increased $5.2 million, or 6.0%, in fiscal 2020 compared with fiscal 2019. As a percent of total revenue, operating expenses have decreased 4.3% in fiscal 2020 compared with fiscal 2019.

Product development. Product development includes all expenses associated with research and development. Product development increased $3.6 million, or 9.6%, during fiscal 2020 as compared to fiscal 2019 primarily due to the reduction of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products joined our well-established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. We capitalized $2.0 million of external use software development costs, and $0.3 million of internal use software development costs during fiscal 2019, with the full balance capitalized in Q1 fiscal 2019. We did not capitalize any costs associated with product development during fiscal 2020. Total product development costs, including operating expenses and capitalized amounts, were $41.5 million during fiscal 2020 compared to $40.1 million in fiscal 2019. The $1.4 million increase is mostly due to continued expansion of our R&D teams and infrastructure.

Sales and marketing. Sales and marketing increased $0.2 million, or 1.1%, in fiscal 2020 compared with fiscal 2019. The change is due primarily to an increase in our allowance for doubtful accounts due to an increase collection risk of our accounts receivable as of March 31, 2020 as a result of the negative impacts of the COVID-19 pandemic on the operations of our customers, partially offset by a decrease in costs associated with our annual bonus incentive plan that has declined in value due to a significant decrease in target achievements after reduced fourth quarter revenue activity with concentration in March 2020.

General and administrative. General and administrative increased $1.3 million, or 5.4%, in fiscal 2020 compared to fiscal 2019. The change is due primarily to software investments in third-party applications to host our network and infrastructure.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.1 million or 2.8% in fiscal 2020 as compared to fiscal 2019.

Amortization of intangibles. Amortization of intangibles remained consistent in fiscal 2020 as compared to fiscal 2019.

Impairments. Impairments totaled $23.7 million in fiscal 2020. There were no impairments in fiscal 2019. The impairments result from specific capitalized software development costs supporting our rGuest solutions. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions which make it difficult to project future sales and revenue accurately for the related rGuest solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. We have recorded impairment charges to reduce the net realizable value of the related assets to zero.

Restructuring, severance and other charges. Restructuring, severance, and other charges decreased $0.6 million due to a reduction in non-restructuring severance activity during fiscal 2020 compared to fiscal 2019.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expense:
Interest (income)	$(380)	$(339)	$41	(12.1)%
Interest expense	9	10	1	10.0%
Other expense, net	176	191	15	7.9%
Total other (income), net	$(195)	$(138)	$57	(41.3)%

Interest income.  Interest income consists of interest earned on short-term investments in certificates of deposit, commercial paper, money market funds and corporate-owned life insurance policies.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense, net. Other expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$201	$221	$20	9.0%
Effective tax rate	(0.6)%	(1.7)%

For fiscal 2020, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. At March 31, 2020, we had $199.1 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $24.7 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $141.6 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2021 through 2040.

Fiscal 2019 Compared to Fiscal 2018

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2019 and 2018:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2019	2018	$	%
Net revenue:
Products	$39,003	$33,699	$5,304	15.7%
Support, maintenance and subscription services	75,496	69,068	6,428	9.3%
Professional services	26,343	24,593	1,750	7.1%
Total net revenue	140,842	127,360	13,482	10.6%
Cost of goods sold:
Products (inclusive of developed technology amortization)	31,811	26,381	5,430	20.6%
Support, maintenance and subscription services	15,895	16,688	(793)	(4.8)%
Professional services	19,256	19,874	(618)	(3.1)%
Total cost of goods sold	66,962	62,943	4,019	6.4%
Gross profit	73,880	64,417	9,463	14.7%
Gross profit margin	52.5%	50.6%
Operating expenses:
Product development	37,817	27,936	9,881	35.4%
Sales and marketing	19,646	18,075	1,571	8.7%
General and administrative	23,118	24,028	(910)	(3.8)%
Depreciation of fixed assets	2,504	2,631	(127)	(4.8)%
Amortization of intangibles	2,567	1,879	688	36.6%
Restructuring, severance and other charges	1,168	1,798	(630)	(35.0)%
Legal settlements, net	141	150	(9)	(6.0)%
Operating loss	$(13,081)	$(12,080)	$(1,001)	8.3%
Operating loss percentage	(9.3)%	(9.5)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2019	2018
Net revenue:
Products	27.7%	26.5%
Support, maintenance and subscription services	53.6	54.2
Professional services	18.7	19.3
Total net revenue	100.0	100.0
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.6	20.7
Support, maintenance and subscription services	11.3	13.1
Professional services	13.6	15.6
Total cost of goods sold	47.5	49.4
Gross profit	52.5	50.6
Operating expenses:
Product development	26.9	21.9
Sales and marketing	13.9	14.2
General and administrative	16.4	18.9
Depreciation of fixed assets	1.8	2.1
Amortization of intangibles	1.8	1.5
Restructuring, severance and other charges	0.8	1.4
Legal settlements, net	0.1	0.1
Operating loss	(9.3)%	(9.5)%

Net revenue. Total revenue increased $13.5 million, or 10.6% in fiscal 2019 compared to fiscal 2018. Products revenue increased $5.3 million or 15.7%, due to growth in third-party hardware sales and in on premise software sales, which grew more than 20% compared to the prior year. Support, maintenance and subscription services revenue increased $6.4 million, or 9.3%, driven by growth in customers using our on premise software products that require the payment of support and maintenance along with continued increases in subscription based revenue, which increased 23.5% in fiscal 2019 compared to fiscal 2018. Subscription based revenue comprised 17.7% of total consolidated revenues in 2019 compared to 15.8% in 2018. Professional services revenue increased $1.8 million, or 7.1%, as a result of growth in our customer based including installations of our traditional on premise and subscription based software solutions and increased responses to customer service requests.

Gross profit and gross profit margin. Our total gross profit increased $9.5 million, or 14.7%, in fiscal 2019 and total gross margin increased from 50.6% to 52.5%. Products gross profit decreased $0.1 million and gross profit margin decreased 3.3% to 18.4% primarily as a result of increased developed technology amortization. Support, maintenance and subscription services gross profit increased $7.2 million and gross profit margin increased 310 basis points to 78.9% due to the scalable nature of our infrastructure supporting and hosting customers. Professional services gross profit increased $2.4 million and gross profit margin increased 7.7% to 26.9% due to increased revenue with lower costs from the restructuring of our professional services workforce during the first quarter of 2018 into a more efficient operating structure with limited use of contract labor.

Operating expenses

Operating expenses, excluding legal settlements and restructuring, severance and other charges, increased $11.1 million, or 14.9%, in fiscal 2019 compared with fiscal 2018. As a percent of total revenue, operating expenses have increased 2.3% in fiscal 2019 compared with fiscal 2018.

Product development. Product development includes all expenses associated with research and development. Product development increased $9.9 million, or 35.4%, during fiscal 2019 as compared to fiscal 2018 primarily due to the reduction of cost capitalization. The products in our rGuest platform for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products join our well-established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of products features and functions. We capitalized $2.0 million of external use software development costs, and $0.3 million of internal use software development costs during fiscal 2019, with the full balance capitalized in Q1 fiscal 2019. We capitalized approximately $8.9 million in total development costs during fiscal 2018. Total product development costs, including operating expenses and capitalized amount, were $40.1 million during fiscal 2019 compared to $38.4 million in fiscal 2018. The $1.7 million increase is mostly due to continued expansion of our R&D teams and increased compensation expense as a result of bonus earnings.

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

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.1 million or 5.0% in fiscal 2019 as compared to fiscal 2018.

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

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Other (income) expenses
Interest (income)	$(339)	$(98)	$241	245.9%
Interest expense	10	10	—	—%
Other expense (income), net	191	(391)	(582)	nm
Total other (income), net	$(138)	$(479)	$(341)	nm

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

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2019	2018	$	%
Income tax expense (benefit)	$221	$(3,251)	$(3,472)	nm
Effective tax rate	(1.7)%	(28.0)%

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. At March 31, 2019, we had $210.6 million of federal net operating loss carryforwards of which $199.1 million will expire, if unused, in fiscal years 2031 to 2038.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, and payments of principal and interest on indebtedness outstanding, which primarily consists of lease and rental obligations at March 31, 2020.

At March 31, 2020, all $46.7 million of our cash on hand was deposited in bank accounts, of which 93% are located in the United States. We believe there is limited credit risk with respect to our cash balances.

While we expect the COVID-19 pandemic will have a significant adverse impact on our results of operations, we cannot presently estimate its financial impact, which we expect will be highly dependent on the severity and duration of the pandemic. As such, due to the uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have taken certain proactive measures to secure our liquidity position to be able to meet our requirements for the foreseeable future. These measures have included implementing strict cost management measures, such as temporarily halting marketing programs, temporarily eliminating non-essential expenses, including capital expenditures and reducing payroll and related costs through layoffs and furloughs as well as salary and retirement benefit reductions.

In addition, we recently entered into an agreement to sell to MAK Capital One, LLC (“MAK Capital”) $35 million of convertible preferred stock carrying a 5.25% dividend that will be convertible into shares of the Company’s common stock at a price of $20.1676 per share. The transaction is subject to customary closing conditions and is anticipated to close during May 2020. The close of the transaction will add $35 million in preferred stock to the Company’s balance sheet and increase our cash balance by the $35 million investment less estimated closing costs of approximately $1 million.

We believe that cash flow from operating activities, cash on hand of $46.7 million as of March 31, 2020, the additional $34 million in net proceeds from the preferred stock sales and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2020 and March 31, 2019, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

Cash Flow

	Year ended March 31,
(In thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$10,575	$7,241	$6,874
Investing activities	(3,447)	(5,534)	(15,085)
Financing activities	(1,116)	(767)	(1,295)
Effect of exchange rate changes on cash	(130)	(112)	194
Cash flows provided by (used in) operations	$5,882	$828	$(9,312)

Cash flow provided by operating activities.  Cash flows provided by operating activities were $10.6 million in fiscal 2020. The provision of cash was due primarily to our operating loss of $34.1 million adjusted for $46.2 million in non-cash expense including impairment charges, depreciation, amortization, and share based compensation and a decrease of approximately $1.5 million in net operating assets and liabilities.

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

Cash flow used in investing activities.  Cash flows used in investing activities in fiscal 2020 were $3.4 million due primarily to the purchase of property and equipment, including internal use software.

Cash flows used in investing activities in fiscal 2019 were $5.5 million. This is primarily attributed to $2.2 million in capitalized development costs of proprietary software and $3.3 million for purchase of property and equipment, including internal use software.

Cash flows used in investing activities in fiscal 2018 were $15.1 million. This is primarily attributed to $8.9 million in capitalized development costs of proprietary software and $6.1 million for purchase of property and equipment, including internal use software.

Cash flow used in financing activities. Respectively, in fiscal 2020, 2019, and 2018, the $1.1 million, $0.8 million, and $1.3 million cash flows used in financing activities were primarily comprised of the repurchase of shares to satisfy employee tax withholding and to cover the exercise price of the options.

Investments

Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies for certain former executives, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities" in the Consolidated Balance Sheets at the balance sheet date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table provides aggregate information regarding our contractual obligations as of March 31, 2020.

(In thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases (1)	$20,658	$4,927	$7,062	$4,768	$3,901
Finance leases	57	29	26	2	—
Asset retirement obligation	170	131	25	—	14
Total contractual obligations (2)	$20,885	$5,087	$7,113	$4,770	$3,915

(1)	Operating lease obligations are presented net of contractually binding sub-lease arrangements. Additional information regarding our operating lease obligations is contained in Note 6, Leases.
(2)

At March 31, 2020, we had a $0.6 million liability reserve for unrecognized income tax positions which is not reflected in the table above. The timing of potential cash outflows related to the unrecognized tax positions is not reasonably determinable and therefore, is not scheduled. Substantially all of this reserve is included in Other non-current liabilities. Additional information regarding unrecognized tax positions is provided in Note 9, Income Taxes.

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

Reclassification. Certain prior year balances have been reclassed to conform to the current year presentation. Specifically, we reclassed certain employee benefit obligations from current to non-current liabilities.

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

Revenue recognition under Topic 606

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. Hardware is purchased from suppliers and provided to the end-user customers via drop-ship or from inventory. We are responsible for negotiating the price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and bearing the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

Professional services revenues primarily consist of fees for consulting, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

We use the market approach to drive standalone selling price ("SSP") by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis.

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

Customer credit allowance. We maintain allowances for estimated customer credits. Credits are typically due to the timing or amount of customer invoices processed for specific services, including professional and subscription, and maintenance coverage. In many cases, there has not been clear or timely communication of the need to adjust coverage or service at a location in advance of when we invoice for the associated coverage or service. We will issue a credit after agreeing to the service or coverage adjustment as requested by the customer within the terms of our contract.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

We recorded a valuation allowance of $66.8 million as of March 31, 2020 and $57.9 million as of March 31, 2019, related to substantially all of our deferred income tax assets in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those assets. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

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

Leases. We determine if an arrangement is or contains a lease at inception. Operating leases are presented as Right-of-Use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities – current and operating lease liabilities – non-current on our Consolidated Balance Sheet. Finance leases are included in property and equipment, net and corresponding liabilities are included in finance lease obligations – current and non-current on our Consolidated Balance Sheet. ROU assets represent our right to use the underlying asset and lease liabilities represent our obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date and determined suing the present value of the remaining lease payments over the lease term. We use an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since our leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that we will exercise that option. ROU assets include lease payments made, and excludes any incentives received or initial direct costs incurred. Lease expense is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components which we account for as a single lease component. We also have leases which include variable lease payments, which are expensed as incurred. Our variable lease payments are not based on an index or rate and therefore are exclude from the calculation of lease liabilities. We have elected to not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. Our short-term leases are not material and do not have a material impact on our ROU assets or lease liabilities. Additionally, we do not have any covenants, residual value guarantees, or related party transactions associated with our lease agreements.

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

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. The fair value for stock-settled appreciation right awards tied to a market condition are estimated using the Lattice option pricing model which utilizes a binomial tree to forecast option pricing. Forfeitures of awards are recognized as they occur. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 13, Share-Based Compensation.

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

For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. We did not capitalize any software development costs during fiscal 2020. We capitalized approximately $2.0 million and $8.2 million during fiscal 2019 and 2018, respectively. Amortization of developed capitalized software was $12.6 million, $12.6 million and $10.0 million during fiscal 2020, 2019 and 2018, respectively.

During the fourth quarter of fiscal 2020, the world pandemic related to COVID-19 and the resulting global economic environment impacted the expected growth of revenue related to our rGuest suite of products. The unamortized costs exceeded the net realizable value resulting in a charge to income during the fiscal year. Additional information regarding our intangible assets is provided in Note 5, Intangible Assets and Software Development Costs.

Adopted and Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-03, Codification Improvements to Financial Instruments. ASU 2020-03 provides clarifications for questions and comments received regarding how changes to specific guidance related to financial instruments as a result of ASU No. 2016-13 interacts with other areas of the codification. The guidance was effective upon issuance of the ASU and correlates to the adoption of each of the applicable ASUs. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-13 and will apply applicable changes from ASU 2020-03 in the period of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions previously allowed in the standard and simplifies the accounting for income taxes by providing additional guidance for certain tax situations. The update is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides corrections, updates and clarifications to the previously issued updates ASU 2016-13, ASU 2017-12 and ASU 2016-01. Various areas of the codification were impacted from the update. The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-13, and the other two ASUs affected by ASU 2019-04 are not applicable to us. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We have adopted this standard as of April 1, 2019. While we have elected to reclassify any amount out of other comprehensive income, we do not have any amounts to reclassify and therefore the adoption had no impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Unlike Accounting Standard Codification Topic 840 (“Topic 840”), which requires only capital leases to be recognized on the balance sheet, the new guidance requires both types of leases to be recognized on the balance sheet. The most prominent change for lessees is the requirement to recognize both Right-of-Use (ROU) assets and lease liabilities for leases classified as operating leases under Topic 840. We adopted Topic 842 as of April 1, 2019 using the current period adjustment method of adoption. Refer to Note 6, Leases for further details.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2020, 2019 and 2018, revenue from international operations was 9%, 9% and 8%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2020, 2019 and 2018 fiscal years. Fluctuations in the value of other currencies, particularly the Indian Rupee, could materially impact our revenue, expenses, operating profit and net income.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 22, 2020 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2016.

Atlanta, Georgia

May 22, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2020, and our report dated May 22, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 22, 2020

AGILYSYS, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$46,653	$40,771
Accounts receivable, net of allowance for doubtful accounts of $1,634 and $788, respectively	35,869	27,000
Contract assets	2,125	2,921
Inventories	3,887	2,044
Prepaid expenses and other current assets	4,874	6,272
Total current assets	93,408	79,008
Property and equipment, net	12,230	15,838
Operating lease right-of-use assets	13,829	—
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,438
Software development costs, net	—	34,567
Deferred income taxes, non-current	764	443
Other non-current assets	6,309	5,675
Total assets	$154,562	$163,591

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,403	$4,718
Contract liabilities	42,244	38,669
Accrued liabilities	9,033	14,406
Operating lease liabilities, current	4,719	—
Finance lease obligations, current	24	22
Total current liabilities	69,423	57,815
Deferred income taxes, non-current	880	861
Operating lease liabilities, non-current	10,617	—
Finance lease obligations, non-current	25	35
Other non-current liabilities	1,860	4,258
Commitments and contingencies (see Note 11)
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,609,398 and 23,501,193 shares outstanding at March 31, 2020 and March 31, 2019, respectively	9,482	9,482
Treasury shares, 7,997,433 and 8,105,638 at March 31, 2020 and March 31, 2019, respectively	(2,401)	(2,433)
Capital in excess of stated value	5,491	781
Retained earnings	58,984	93,051
Accumulated other comprehensive income (loss)	201	(259)
Total shareholders' equity	71,757	100,622
Total liabilities and shareholders' equity	$154,562	$163,591

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
(In thousands, except per share data)	2020	2019	2018

Net revenue:
Products	$44,230	$39,003	$33,699
Support, maintenance and subscription services	83,680	75,496	69,068
Professional services	32,847	26,343	24,593
Total net revenue	160,757	140,842	127,360
Cost of goods sold:
Products (inclusive of developed technology amortization)	36,427	31,811	26,381
Support, maintenance and subscription services	19,248	15,895	16,688
Professional services	24,130	19,256	19,874
Total cost of goods sold	79,805	66,962	62,943
Gross profit	80,952	73,880	64,417
Gross profit margin	50.4%	52.5%	50.6%
Operating expenses:
Product development	41,463	37,817	27,936
Sales and marketing	19,864	19,646	18,075
General and administrative	24,374	23,118	24,028
Depreciation of fixed assets	2,574	2,504	2,631
Amortization of intangibles	2,541	2,567	1,879
Impairments	23,740	-	-
Restructuring, severance and other charges	582	1,168	1,798
Legal settlements, net	(125)	141	150
Total operating expense	115,013	86,961	76,497
Operating loss	(34,061)	(13,081)	(12,080)
Other (income) expense:
Interest income	(380)	(339)	(98)
Interest expense	9	10	10
Other expense (income), net	176	191	(391)
Loss before taxes	(33,866)	(12,943)	(11,601)
Income tax expense (benefit)	201	221	(3,251)
Net loss	$(34,067)	$(13,164)	$(8,350)

Weighted average shares outstanding - basic and diluted	23,233	23,037	22,801

Net loss per share - basic and diluted:	$(1.47)	$(0.57)	$(0.37)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	March 31,
(In thousands)	2020	2019	2018
Net loss	$(34,067)	$(13,164)	$(8,350)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	460	(4)	(51)
Total comprehensive loss	$(33,607)	$(13,168)	$(8,401)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2020	2019	2018
Operating activities
Net loss	$(34,067)	$(13,164)	$(8,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	23,740	—	—
(Gain) loss on disposal of property & equipment	(5)	17	—
Depreciation	2,574	2,504	2,631
Amortization of intangibles	2,541	2,567	1,879
Amortization of developed technology	12,561	12,602	10,016
Deferred income taxes	(356)	309	(3,085)
Share-based compensation	5,205	4,376	4,688
Accounts receivable	(8,974)	(7,536)	(719)
Contract assets	794	1,662	—
Inventories	(1,830)	(50)	229
Prepaid expense and other current assets	1,545	(1,158)	1,485
Accounts payable	8,585	(3,512)	130
Contract liabilities	3,563	4,845	(2,448)
Accrued liabilities	(4,227)	5,029	653
Income taxes payable	(153)	(564)	(19)
Other changes, net	(921)	(686)	(216)
Net cash provided by operating activities	10,575	7,241	6,874
Investing activities
Capital expenditures	(3,420)	(3,318)	(6,140)
Capitalized software development costs	—	(2,189)	(8,918)
Additional (investments in) corporate-owned life insurance policies	(27)	(27)	(27)
Net cash used in investing activities	(3,447)	(5,534)	(15,085)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(1,092)	(647)	(1,171)
Principal payments under long-term obligations	(24)	(120)	(124)
Net cash used in financing activities	(1,116)	(767)	(1,295)
Effect of exchange rate changes on cash	(130)	(112)	194
Net increase (decrease) in cash and cash equivalents	5,882	828	(9,312)
Cash and cash equivalents at beginning of period	40,771	39,943	49,255
Cash and cash equivalents at end of period	$46,653	$40,771	$39,943

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2017	31,607	$9,482	(8,397)	$(2,519)	$(5,782)	$112,692	$(204)	$113,669
Cumulative effect of change in accounting policy	—	—	—	—	741	(741)	—	—
Share based compensation	—	—	—	—	4,463	—	—	4,463
Restricted shares issued, net	—	—	213	64	(64)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	8	2	(2)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(107)	(33)	(1,267)	—	—	(1,300)
Net loss	—	—	—	—	—	(8,350)	—	(8,350)
Unrealized translation adjustment	—	—	—	—	—	—	(51)	(51)
Balance at March 31, 2018	31,607	$9,482	(8,283)	$(2,486)	$(1,911)	$103,601	$(255)	$108,431
Cumulative effect of change in accounting policy	—	—	—	—	—	2,614	—	2,614
Share based compensation	—	—	—	—	3,971	—	—	3,971
Restricted shares issued, net	—	—	180	54	(54)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	60	18	(18)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(62)	(19)	(1,207)	—	—	(1,226)
Net loss	—	—	—	—	—	(13,164)	—	(13,164)
Unrealized translation adjustments	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share based compensation	—	—	—	—	5,682	—	—	5,682
Restricted shares issued, net	—	—	140	41	(41)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	21	6	(6)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(53)	(15)	(925)	—	—	(940)
Net loss	—	—	—	—	—	(34,067)	—	(34,067)
Unrealized translation adjustments	—	—	—	—	—	—	460	460
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia, airport foodservice and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point of sale (POS), property management systems (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2020 refers to the fiscal year ended March 31, 2020.

COVID-19 Pandemic

During the fourth quarter ended March 31, 2020, concerns related to the spread of novel coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations and cause potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on various factors, including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. The COVID-19 pandemic had a significant impact on our business as of March 31, 2020, and the twelve month period then ended. As a result, we recorded impairments of our capitalized software development costs and certain internal use software as of the balance sheet date due to triggering events identified as of year-end. We also increased our allowance for doubtful accounts and our customer credit allowance due to the direct negative impact on our customers as of year-end.

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Agilysys, Inc. and subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated.

Use of estimates. Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. In particular, the economic disruption related to the COVID-19 pandemic had a material adverse impact on our results for the year ended March 31, 2020, and we expect it to continue to have a material adverse impact on our results. As such, this annual period, as well as upcoming interim periods, are unlikely to be comparable to past performance or indicative of future performance.

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

Customer credit allowance. We maintain allowances for estimated customer credits. Credits are typically due to the timing or amount of customer invoices processed for specific services, including professional and subscription, and maintenance coverage. In many cases, there has not been clear or timely communication of the need to adjust coverage or service at a location in advance of when we invoice for the associated coverage or service. We will issue a credit after agreeing to the service or coverage adjustment as requested by the customer within the terms of our contract.

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

Leases. We determine if an arrangement is or contains a lease at inception. Operating leases are presented as Right-of-Use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities – current and operating lease liabilities – non-current on our Consolidated Balance Sheet. Finance leases are included in property and equipment, net and corresponding liabilities are included in finance lease obligations – current and non-current on our Consolidated Balance Sheet. ROU assets represent our right to use the underlying asset, and lease liabilities represent our obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the remaining lease payments over the lease term. We use an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since our leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that we will exercise that option. ROU assets include lease payments made in advance, and excludes any incentives received or initial direct costs incurred. Lease expense is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components which we account for as a single lease component. We also have leases which include variable lease payments, which are expensed as incurred. Our variable lease payments are not based on an index or rate and therefore are excluded from the calculation of lease liabilities. We have elected to not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. Our short-term leases are not material and do not have a material impact on our ROU assets or lease liabilities. Additionally, we do not have any covenants, residual value guarantees, or related party transactions associated with our lease agreements.

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. The carrying amount of goodwill was $19.6 million as of March 31, 2020 and 2019. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. Based on testing performed, the Company concluded that no impairment of its goodwill has occurred for the years ended March 31, 2020, 2019 and 2018.

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

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under finance leases, which make up less than one percent of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements - 7 to 30 years; furniture - 7 to 10 years; equipment - 3 to 10 years; software - 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project's completion. Depreciation for capitalized project expenditures does not begin until the underlying project is completed.

We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. Our long-lived assets and impairments considerations are discussed further in Note 4, Property and Equipment, net.

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

Revenue recognition. We derive revenue from the sale of products (i.e., software, third party hardware and operating systems), support, maintenance and subscription services and professional services. For the fiscal years 2020, 2019 and 2018, revenue from international operations was 9%, 9% and 8%, respectively of total revenue. Our customer base is highly fragmented.

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

Revenue recognition under Topic 606

Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master service agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by a customer order to specify the different goods and services, the associated prices, and any additional terms for an individual contract. Performance obligations specific to each individual contract are defined within the terms of each order. Each performance obligation is identified based on the goods and services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which we will be entitled and expect to receive in exchange for transferring goods or services to the customer. Typically, our contracts do not provide our customer with any right of return or refund; we do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return or refund.

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

Revenue for hardware sales is recognized when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. Hardware is purchased from suppliers and provided to the end-user customers via drop-ship or from inventory. We are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we ship or are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

We use the market approach to derive standalone selling price ("SSP") by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis.

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

Investments in corporate-owned life insurance policies. Agilysys invests in corporate-owned life insurance policies, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with certain former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their respective designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiary of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities." Additional information regarding the investments in corporate-owned life insurance policies is provided in Note 10, Employee Benefit Plans.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

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

Capitalized Software Development Costs. The capitalization of software development cost for external use begins when a product’s technological feasibility has been established. Capitalization ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within products cost of goods sold in the Consolidated Statements of Operations. For each capitalized software product, the annual amortization is equal to the greater of: (i) the amount computed using the ratio that the software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for that product or (ii) the amount computed based on straight-line method over the remaining estimated economic life of the product, which is a range between three and eight years. Annually, or more frequent as required by triggering events, an analysis of the net realizable value of the capitalized software is completed and the amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined. See further discussion regarding our capitalized software development costs in Note 5, Intangible Assets and Software Development Costs.

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $2.7 million, $2.0 million and $2.7 million in fiscal 2020, 2019 and 2018, respectively.

Reclassification. Certain prior year balances have been reclassed to conform to the current year presentation. Specifically, we reclassed certain employee benefit obligations from current to non-current liabilities.

Adopted and Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-03, Codification Improvements to Financial Instruments. ASU 2020-03 provides clarifications for questions and comments received regarding how changes to specific guidance related to financial instruments as a result of ASU No. 2016-13 interacts with other areas of the codification. The guidance was effective upon issuance of the ASU and correlates to the adoption of each of the applicable ASUs. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-13 and will apply applicable changes from ASU 2020-03 in the period of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions previously allowed in the standard and simplifies the accounting for income taxes by providing additional guidance for certain tax situations. The update is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 provides corrections, updates and clarifications to the previously issued updates ASU 2016-13, ASU 2017-12 and ASU 2016-01. Various areas of the codification were impacted from the update. The standard follows the effective dates of the previously issued ASUs, unless an entity has already early adopted the previous ASUs, in which case the effective date will vary according to each specific ASU adoption. Consistent with the documentation below, we are still assessing the impact of the adoption of ASU 2016-13, and the other two ASUs affected by ASU 2019-04 are not applicable to us. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We have adopted this standard as of April 1, 2019. While we have elected to reclassify any amount out of other comprehensive income, we do not have any amounts to reclassify and therefore the adoption had no impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Unlike Accounting Standard Codification Topic 840 (“Topic 840”), which requires only capital leases to be recognized on the balance sheet, the new guidance requires both types of leases to be recognized on the balance sheet. The most prominent change for lessees is the requirement to recognize both Right-of-Use (ROU) assets and lease liabilities for leases classified as operating leases under Topic 840. We adopted Topic 842 as of April 1, 2019 using the current period adjustment method of adoption. Refer to Note 6, Leases for further details.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $44.2 million, $39.0 million, and $33.7 million during fiscal 2020, 2019 and 2018. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $116.5 million, $101.8 million, and $93.7 million during fiscal 2020, 2019 and 2018.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $37.0 million and $33.1 million during fiscal 2020 and 2019. During fiscal 2020 and 2019, we transferred from contract assets at the beginning of the period, $2.8 million and $4.6 million, respectively, to accounts receivable because the right to the transaction became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2020 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

Assets Recognized from Costs to Obtain a Contract

Sales commission expenses that would not have occurred absent the customer contracts are considered incremental costs to obtain a contract. We have elected to take the practical expedient available to expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. For subscription contracts that are renewed monthly based on an agreement term, we capitalize commission expenses and amortize as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. For first year support and maintenance service contracts, commission expenses are immaterial and therefore expenses as incurred. Other sales commission expenses are not material or have a period of benefit of one year or less, and are therefore expensed as incurred in line with the practical expedient elected.

As part of our 606 transition adjustments, we capitalized $1.9 million of sales incentive costs incurred in prior periods as of April 1, 2018. We had $3.2 million and $3.3 million of capitalized sales incentive costs as of March 31, 2020 and 2019, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheet. During fiscal 2020 and 2019, we expensed $4.7 million and $4.5 million, respectively, of sales commission, which included amortization of capitalized amounts of $1.4 million and $1.1 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

Financial Statement Impact of Adoption on Previously Reported Results

We adopted Topic 606 using the modified retrospective method beginning fiscal 2019. The cumulative impact of applying the new guidance to all contracts with customers that were not completed as of April 1, 2018 was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new standard, we also impacted accounts receivable, net, contract assets, prepaid expenses and other current assets, other non-current assets, contract liabilities and retained earnings on our Consolidated Balance Sheet as of April 1, 2018.

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

Due to the Company's full valuation allowance as of the adoption date, there was no tax impact associated with the adoption of Topic 606.

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

4. Property and Equipment, Net

Property and equipment at March 31, 2020 and 2019 is as follows:

	Year ended March 31,
(In thousands)	2020	2019
Furniture and equipment	$14,358	$11,604
Software	17,136	16,427
Leasehold improvements	7,012	6,981
Project expenditures not yet in use	50	1,014
	38,556	36,026
Accumulated depreciation and amortization	(24,592)	(20,188)
Impairments	(1,734)	—
Property and equipment, net	$12,230	$15,838

Total depreciation expense on property and equipment was $2.6 million, $2.5 million, and $2.6 million during fiscal 2020, 2019 and 2018, respectively.

The Company capitalizes internal-use software, including software used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $2.5 million, $2.5 million and $1.8 million during fiscal 2020, 2019, and 2018, respectively. The global economic impact of the COVID-19 pandemic triggered management to review property and equipment held by the Company for indicators of impairment. The carrying value of our capitalized costs for internal-use software related to our rGuest Seat solution did not exceed the estimated undiscounted cash flows, and utilizing a market approach, was determined to be fully impaired, resulting in $1.7 million of asset impairment charges in the Consolidated Statement of Operations during the fiscal year ended March 31, 2020.

Assets under financing leases are included in property and equipment categories above and further disclosed with Note 6. Leases.

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2020, and 2019:

	2020				2019
	Gross			Net	Gross		Net
	carrying	Accumulated		carrying	carrying	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount	amount	amortization	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$-	$-	$10,775	$(10,775)	$-
Non-competition agreements	2,700	(2,700)	—	—	2,700	(2,700)	—
Developed technology	10,398	(10,398)	—	—	10,398	(10,398)	—
Trade names	230	(230)	—	—	230	(192)	38
Patented technology	80	(80)	—	—	80	(80)	—
	24,183	(24,183)	—	—	24,183	(24,145)	38
Trade names	8,400	N/A	—	8,400	8,400	N/A	8,400
Total intangible assets	$32,583	$(24,183)	$-	$8,400	$32,583	$(24,145)	$8,438

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$-	$67,541	$(32,974)	$34,567

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis™ as of March 31, 2020 and 2019 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis™ indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2020, 2019 and 2018.

Management compares the unamortized capitalized software development costs for each external use product to its net realizable value by analyzing critical inputs such as costs necessary to bring the software to market, costs necessary to maintain the software, life of the software, and market capacity. As of March 31, 2020, management determined the net realizable value of the remaining capitalized software development costs for certain solutions within out rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions which make it difficult to project future sales and revenue accurately for the related rGuest solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. The amount of impairment recognized during the period reduced the carry value of capitalized software development costs to zero with no remaining amortization expense to be recognized in future periods.

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $12.6 million, $12.6 million and $10.0 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations. Amortization expense relating to other definite-lived intangible assets was $38,000 for the fiscal year end March 31, 2020 and $46,000 for the fiscal years ended March 31, 2019 and 2018. These charges are classified as operating expenses within the Consolidated Statements of Operations.

Capitalized software development costs are carried on our balance sheets at net realizable value, net of accumulated amortization. We did not capitalize any software development costs during fiscal 2020. We capitalized approximately $2.0 million and $8.2 million during fiscal 2019 and 2018, respectively.

6. Leases

We adopted Topic 842 on April 1, 2019 using the current period adjustment method of adoption to recognize leases with a duration greater than 12 months on the balance sheet. The impact of adoption on April 1, 2019 was recognition of operating lease liabilities of $16.3 million and related Right-of-Use (“ROU”) assets of $13.8 million. Prior period financial statements have not been restated and therefore the comparative amounts are not presented below or on the Consolidated Balance Sheets as of March 31, 2019. For operating leases with a term greater than 12 months, we have recorded the lease liability at the present value of lease payments over the remaining lease term and the related ROU asset. The remaining lease term has been determined for each lease considering factors such as renewal options, termination options, our Company’s historical practices in exercising such options, and current business knowledge which may impact lease related decisions. The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases consist of office equipment. We have no residual value guarantees or restrictions or covenants imposed by, or associated with our active leases. Since our current leases do not provide an implicit rate of return, our incremental borrowing rates used to determine the value of lease payments in implementation are estimated as of April 1, 2019, based on collateralized rates for a term similar to each remaining lease term.

We have elected the package of practical expedients permitted under the transition guidance which includes the ability to carryforward the previously determined lease classification (operating or finance), forgo the assessment whether active contracts contain a lease, and whether capitalized costs associated with a lease meet the definition of “initial direct costs” as defined within Topic 842. In the event that any of our leases contain nonlease components, we have elected the practical expedient to account for each separate lease component and the associated nonlease component(s) as a single lease component. We have also elected the accounting policy to forgo applying the guidance of Topic 842 to short term leases (defined as a term of 12 months or less, without a purchase option which we are reasonably certain to exercise).

As of March 31, 2020, we do not have any leases which have not yet commenced. We do not have any related party leases or sublease arrangements. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable costs are expensed as incurred.

The components of lease expenses for the fiscal 2020 period were as follows:

Year Ended
(in thousands)	March 31, 2020
Operating leases expense	$4,193
Finance lease expense:
Amortization of ROU assets	23
Interest on lease liabilities	6
Total finance lease expense	29
Variable lease costs	271
Short term lease expense	88
Total lease expense	$4,581

Other information related to leases for fiscal 2020 was as follows:

Year Ended
Supplemental cash flow information	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$4,873
Operating cash flows for finance leases	8
Financing cash flows for finance leases	24
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$2,734
Finance leases	17
Weighted average remaining lease terms
Operating leases	5.04
Finance leases	2.16
Weighted average discount rates
Operating leases	10.37%
Finance leases	4.38%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2020:

Year ending (in thousands)	Operating leases	Finance leases
2021	$4,927	$29
2022	4,207	21
2023	2,855	5
2024	2,685	2
2025	2,083	—
Thereafter	3,901	—
Total undiscounted future minimum lease payments	20,658	57
Less: difference between undiscounted lease payments and discounted lease liabilities	(5,322)	(8)
Total lease liabilities	$15,336	$49

As previously disclosed on our March 31, 2019 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable leases as of March 31, 2019 were as follows:

Year ending (in thousands)	Operating leases	Finance leases
2020	$4,143	$27
2021	3,945	23
2022	3,166	15
2023	1,916	—
2024	1,770	—
Thereafter	4,497	—
Total lease payments	19,437	65
Less: Amounts representing interest	—	(8)
Present value of lease liabilities	$19,437	$57

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2020	2019	2018
Cash (receipts) for interest, net	$(371)	$(329)	$(88)
Cash payments (receipts) for income tax, net	694	409	(227)
Acquisition of property and equipment under lease obligations	17	—	64
Accrued capital expenditures	187	56	83
Accrued capitalized software development costs	—	—	201
Leasehold improvements acquired under operating lease arrangement	—	62	95

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2020	March 31, 2019
Accrued liabilities:
Salaries, wages, and related benefits	$6,945	$12,443
Other taxes payable	1,649	1,041
Accrued legal settlements	—	15
Severance liabilities	32	46
Professional fees	50	67
Deferred rent	—	273
Other	357	521
Total	$9,033	$14,406
Other non-current liabilities:
Uncertain tax positions	$1,103	$1,083
Deferred rent and asset retirement obligations	170	2,613
Employee benefit obligations	511	486
Other	76	76
Total	$1,860	$4,258

9. Income Taxes

For the year ended March 31, loss before income taxes consisted of the following:

(In thousands)	2020	2019	2018
(Loss) before income taxes
United States	$(36,373)	$(13,621)	$(11,926)
Foreign	2,507	678	325
Total loss before income taxes	$(33,866)	$(12,943)	$(11,601)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2020	2019	2018
Income tax expense (benefit)
Current:
Federal	$59	$54	$66
State and local	21	(383)	(446)
Foreign	463	514	73
Deferred:
Federal	11	79	(2,985)
State and local	7	277	41
Foreign	(360)	(320)	—
Total income tax expense (benefit)	$201	$221	$(3,251)

The following table presents the principal components of the difference between the effective tax rate to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2020	2019	2018
Income tax benefit at the US Federal statutory rate	$(7,112)	$(2,718)	$(3,654)
Benefit for state taxes	(856)	(304)	(642)
Impact of foreign operations	(514)	(310)	38
Indefinite life assets	19	130	335
Change in valuation allowance	8,406	3,302	3,328
Change in liability for unrecognized tax benefits	22	(400)	40
Impact of Tax Act, net	—	226	(3,287)
Share-based compensation	(312)	2	476
Global intangible low-taxed income	460	94	—
Other	88	199	115
Total income tax expense (benefit)	$201	$221	$(3,251)

We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The fiscal 2020 tax provision results primarily from foreign tax expense. The fiscal 2020 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

The fiscal 2019 tax provision primarily results from foreign tax expense, the reversal of reserves for uncertain tax positions and the completion of our accounting for the Tax Act. The fiscal 2019 effective rate differs from the statutory rate primarily due to the impact of the Tax Act, recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Accrued liabilities	$3,059	$3,944
Allowance for doubtful accounts	331	120
Inventory valuation reserve	—	41
Federal losses and credit carryforwards	47,218	44,811
Foreign losses and credit carryforwards	1,523	1,146
State losses and credit carryforwards	10,911	9,886
Deferred revenue	582	488
Property and equipment and software amortization	163	—
Operating lease liabilities	1,297	—
Goodwill and other intangible assets	4,914	—
Other	88	65
	70,086	60,501
Less: valuation allowance	(66,819)	(57,852)
Total	3,267	2,649

Deferred tax liabilities:
Operating lease right-of-use assets	(948)	—
Property and equipment and software amortization	—	(361)
Goodwill and other intangible assets	(2,426)	(2,706)
Other	(9)	—
Total	(3,383)	(3,067)
Total deferred tax liabilities	$(116)	$(418)

At March 31, 2020, we had $199.1 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $24.7 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Malaysia, and Singapore subsidiaries have $0.4 million, $0.1 million, and $0.3 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Malaysia and Singapore can be carried forward indefinitely. At March 31, 2020, our India subsidiary had $0.8 million of minimum alternative tax credits reported as other noncurrent assets on our Consolidated Balance Sheet. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which includes fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $0.8 million.

At March 31, 2020 we also had $141.6 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2021 through 2040.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2020, the total valuation allowance against deferred tax assets of $66.8 million was comprised of $65.9 million for federal and state deferred tax assets, and $0.9 million associated with deferred tax assets in Hong Kong, Malaysia, Singapore and the Philippines. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some, or all, of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in current and prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $6.3 million and $3.1 million as of March 31, 2020 and 2019, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We recorded a liability for unrecognized tax positions. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended March 31:

(In thousands)	2020	2019	2018
Balance at April 1	$580	$687	$988
Reductions:
Relating to positions taken during prior year	—	—	(300)
Relating to lapse in statute	(5)	(107)	(1)
Balance at March 31	$575	$580	$687

As of March 31, 2020, we had a liability of $0.6 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

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

We recognize interest accrued on any unrecognized tax benefits as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2020, 2019 and 2018. As of March 31, 2020 and 2019, we had approximately $0.5 million and $0.5 million, respectively, of interest and penalties accrued in other non-current liabilities on our Consolidated Balance Sheets.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2013 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2009 are open for examination by certain foreign taxing authorities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act includes provisions addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modification to the limitation placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides, among other provisions, for the deferral of the employer-paid portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022; the CARES Act also provides for certain employee retention tax credits.

As of March 31, 2020, these provisions are expected to provide us with approximately $0.1 million of additional liquidity during the current year due to the ability to accelerate outstanding alternative minimum tax credit refunds. Due to the net loss position of the Company, we do not anticipate impacts from net loss carryback or deductibility provisions. We are currently deferring the employer-paid portion of social security taxes but do not currently anticipate qualifying for employee retention tax credits at this time.

Separate from the CARES Act, the IRS extended the dates for estimated tax payments for the first and second calendar quarters of 2020 to July 15, 2020. Further, many states are offering similar deferrals of various classes of tax payments. Due to the net loss position of the Company, we do not anticipate material federal or state tax payment deferrals.

Significant uncertainty exists regarding the magnitude and duration of the impact of the COVID-19 pandemic; therefore, we cannot predict at this time the ultimate extent of its impact on our business operations, financial results and resulting effects to income taxes in future periods. See Part II, Item 1A. of this Annual Report for further discussion regarding risks associated with the COVID-19 pandemic.

10. Employee Benefit Plans

Defined Contribution Plans

We maintain 401(k) plans for employees located in the United States meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.8 million, $1.6 million, and $1.7 million in fiscal 2020, 2019, and 2018, respectively.

We also maintain defined contribution retirement plans for employees located in the United Kingdom and in the Asia Pacific region in accordance with local statutory requirements and business practices.

Defined Benefit Plan

We maintain a defined benefit retirement plan (the “Gratuity Plan”) covering eligible employees of our India subsidiary in accordance with local statutory requirements and business practices. The Gratuity Plan provides a lump-sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount based on the respective employee’s salary and the tenure of employment with the Company. The Gratuity Plan is unfunded with obligation amounts recorded in the Consolidated Balance Sheets as “Employee benefit obligations” within “Other non-current liabilities.”

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary.

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets as of March 31, 2020 and 2019, the cash surrender value of $0.9 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $14,000, $15,000 and $17,000 in fiscal 2020, 2019, and 2018, respectively, related to the corporate-owned life insurance policies.

11. Commitments and Contingencies

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g. restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. Most of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. Cases against us and our co-defendants remained pending in the District Court with respect to one surviving Ameranth patent. In September 2018, the District Court found that patent invalid, and granted summary judgment in favor of the movant co-defendants. In early 2019, Ameranth appealed the District Court's summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. In November 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s summary judgement with respect to all claims except for two, which were not asserted against Agilysys. Shortly thereafter, Ameranth moved for a rehearing en banc, which was denied in February 2020. Finally, Ameranth filed for writ of certiorari to the United States Supreme Court. The Supreme Court has not yet responded to the writ.

We were not a party to the appeal, and it is currently unclear what impact the summary judgment ruling or writ of certiorari may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

12. Loss per Share

The following data shows the amounts used in computing loss per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Year ended March 31,
(In thousands, except per share data)	2020	2019	2018
Numerator:
Net loss	$(34,067)	$(13,164)	$(8,350)

Denominator:
Weighted average shares outstanding - basic and diluted	23,233	23,037	22,801

Loss per share - basic and diluted:
Net loss per share-basic and diluted	$(1.47)	$(0.57)	$(0.37)

Anti-dilutive stock options, SSARs, restricted shares and performance shares	1,510	1,433	756

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 208,581, 300,437 and 334,817 of restricted shares and performance shares at March 31, 2020, 2019 and 2018, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

We record compensation expense related to stock options, SSARs, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and SSAR awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. During fiscal year 2020, we issued 125,000 SSAR awards which are subject to a market condition. The fair value of these awards is estimated using the Lattice option pricing model which utilizes a binary tree and includes multiple assumptions which include volatility and life of the award to determine an appropriate fair value based on the award grant date.

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2020, 2019 and 2018:

	Year Ended March 31,
(In thousands)	2020	2019	2018
Product development	2,241	1,478	1,306
Sales and marketing	321	469	371
General and administrative	2,643	2,429	3,011
Total share-based compensation expense	5,205	4,376	4,688

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled only in common shares of Agilysys.

We use a Black-Scholes-Merton or a Lattice option pricing model to estimate the fair value of SSARs. The following table summarizes the principal assumptions utilized in valuing SSARs granted in fiscal 2020, 2019 and 2018:

	2020	2019	2018
Risk-free interest rate	1.38%-1.74%	2.68%	1.74%-1.94%
Expected life (in years)	4.5-5	5	5
Expected volatility	31.7%-32.42%	32.42%	32.42% - 32.84%
Weighted-average grant date fair value	$10.01	$4.72	$3.36

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

The following table summarizes the activity during fiscal 2020 for SSARs awarded under the 2016 and 2011 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2019	1,016,643	$11.22
Granted	691,364	34.72
Exercised	(37,506)	10.02
Forfeited	(15,838)	18.09
Cancelled/expired	(9,775)	10.61
Outstanding at March 31, 2020	1,644,888	$21.07	4.9	$5,236
Exercisable at March 31, 2020	959,340	$11.79	3.9	$5,130
Vested and expected to vest at March 31, 2020	1,644,888	$21.07	4.9	$5,236

The following table presents additional information related to SSARs activity during fiscal 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Compensation expense	$1,666	$943	$1,869
Total intrinsic value of SSARs exercised	$519	$907	$88
Total fair value of SSARs vesting	$1,328	$1,165	$1,325

As of March 31, 2020, total unrecognized share based compensation expense related to non-vested SSARs was $5.6 million, which is expected to be recognized over the weighted-average vesting period of 2.3 years.

A total of 21,494 shares, net of 6,712 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2020. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2016 and 2011 Plans, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2020 for restricted shares awarded under the 2016 and 2011 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2019	237,146	$13.46
Granted	223,404	22.72
Vested	(231,677)	16.60
Forfeited	(50,411)	17.34
Outstanding at March 31, 2020	178,462	$19.89

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During fiscal 2020, a total of 208,151 shares, net of 46,656 shares withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2020, 2019, and 2018:

(In thousands)	2020	2019	2018
Compensation expense	$3,385	$2,803	$2,594
Total fair value of restricted share vesting	$4,004	$4,383	$4,315

As of March 31, 2020, total unrecognized share based compensation expense related to non-vested restricted stock was $2.1 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The following table summarizes the activity during fiscal 2020 for performance shares awarded under the 2016 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2019	63,291	$14.22
Granted	30,120	22.41
Vested	(23,526)	22.67
Forfeited	(39,765)	14.22
Outstanding at March 31, 2020	30,120	$22.41

Based on the performance goals, management estimates a liability of $153,000 to be settled through the vesting of a variable number of the performance shares subsequent to March 31, 2020. As of March 31, 2020, total share based compensation expense related to performance shares has been fully recognized.

The following table presents additional information related to performance share activity during fiscal 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Compensation expense	$153	$630	$225
Total fair value of performance share vesting	$513	$243	—

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

There were no significant transfers between Levels 1, 2, and 3 during the twelve months ended March 31, 2020.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(In thousands)	31-Mar-20	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$936	—	—	$936

(In thousands)	31-Mar-19	(Level 1)	(Level 2)	(Level 3)
Assets:
Corporate-owned life insurance — non-current	$895	—	—	$895

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

The following table presents a summary of changes in the fair value of the corporate-owned life insurance Level 3 asset for the fiscal years ended March 31, 2020 and 2019:

	March 31,	March 31,
(In thousands)	2020	2019
Corporate-owned life insurance:
Balance on April 1	$895	$853
Unrealized gain relating to instruments held at reporting date	14	15
Purchases, sales, issuances and settlements, net	27	27
Balance on March 31	$936	$895

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

	Year ended March 31, 2020
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Net revenue	$38,389	$40,722	$41,987	$39,659	$160,757
Gross profit	20,014	20,217	21,064	19,657	80,952
Restructuring, severance and other charges	231	190	11	150	582
Legal settlements, net	—	(125)	—	—	(125)
Net loss	$(1,575)	$(2,918)	$(2,582)	$(26,992)	$(34,067)

Net loss Per share data-basic and diluted	$(0.07)	$(0.13)	$(0.11)	$(1.16)	$(1.47)

	Year ended March 31, 2019
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Net revenue	$34,007	$34,203	$36,014	$36,618	$140,842
Gross profit	17,889	17,749	18,647	19,595	73,880
Restructuring, severance and other charges	440	448	58	222	1,168
Legal settlements	91	35	—	15	141
Net loss	$(1,736)	$(3,791)	$(4,048)	$(3,589)	$(13,164)

Net loss Per share data-basic and diluted	$(0.08)	$(0.16)	$(0.18)	$(0.15)	$(0.57)

16. Subsequent Events

COVID-19 has had a significant impact on our business as of and subsequent to our March 31, 2020 fiscal year-end as the travel and hospitality industries including our customers’ businesses suffered an abrupt and steep decline in activity due to property closures, cancelled voyages, cancelled sporting and entertainment events, and many other business operations curtailments. The change in the business environment for our customers resulted in project delays for our professional service teams, our inability to deliver products to closed property locations and a general reduction in sales activity.

We have taken actions to mitigate the impact on our business. During the first quarter of our fiscal 2021, we have reduced discretionary costs, implemented a hiring freeze on non-essential positions and reduced payroll and related costs through layoffs, employee furloughs, employee retirement benefit limitations, and salary decreases for executive team members and certain other employees of the Company.

The extent COVID-19 will impact our business including operations and financial results cannot be reasonably estimated at this time. Many factors will continue to influence the COVID-19 pandemic’s impact on us including its ultimate severity, future government actions in response to COVID-19, and how quickly and to what extent economic conditions return to levels before COVID-19.

In May 2020, the Company announced a $35 million investment from MAK Capital One, LLC (“MAK Capital”), a leading investment management firm who has been a major shareholder of the Company since 2007. MAK Capital will purchase $35 million of convertible preferred stock carrying a 5.25% dividend that will be convertible into shares of the Company’s common stock at a price of $20.1676 per share. The transaction is subject to customary closing conditions and is anticipated to finalize during May 2020. The close of the transaction will add $35 million in preferred stock to the Company’s balance sheet and increase our cash balance by the $35 million investment less estimated closing costs of approximately $1 million.

17. Related Party Transaction

See Note 16. Subsequent Events, for description of the MAK Capital investment in the Company announced in May 2020. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2020, 2019 and 2018

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2020
Deferred tax valuation allowance	$57,852	$8,967	$—	$66,819
Allowance for doubtful accounts	$788	$1,434	$(588)	$1,634
2019
Deferred tax valuation allowance	$54,260	$3,592	$—	$57,852
Allowance for doubtful accounts	$900	$539	$(651)	$788
2018
Deferred tax valuation allowance	$80,013	$(25,753)	$—	$54,260
Allowance for doubtful accounts	$509	$1,063	$(672)	$900

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of  March 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2020.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2020, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our workforce began working remotely in March 2020. Our established internal controls continued to operate as they have historically, and the change in the work environment for our employees did not have a material adverse effect on our internal control over financial reporting during the quarter ended March 31, 2020.

Item 9B.    Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2020 Annual Meeting of Shareholders (the “ 2020 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2020 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com .

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2020 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2020 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2020 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2020 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2020 and 2019

Consolidated Statements of Operations for the years ended March 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019, and 2018

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2020, 2019, and 2018

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

Item 16.  Form 10-K Summary.

None.

Agilysys, Inc.

Exhibit Index

Exhibit No.	Description

**3.1	Amended Articles of Incorporation of Agilysys, Inc.

3.2	Amended Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3.2 to Agilysys, Inc.'s Current Report on Form 8-K filed August 14, 2019 (File No. 000-05734).

**4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

*10.1	The Company's Annual Incentive Plan, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10.2

Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors, which is incorporated herein by reference to Exhibit 10(e) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2018 (File No. 000-05734).

*10.3

Agilysys, Inc. 2011 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10(a) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10.4

Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Appendix B to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed August 15, 2016 (File No. 000-05734).

*10.5

Form of Stock Appreciation Right Agreement, which is incorporated herein by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.6

Form of Directors Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.7

Form of Restricted Stock Award Agreement, which is incorporated herein by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.8	Form of Executive Employment Agreement, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed January 31, 2018 (File No. 000-05734).

*10.9

Employment Agreement dated February 10, 2020 by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 13, 2020 (File No. 000-05734).

*10.10

SSAR Agreement dated January 3, 2017, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated herein by reference to Exhibit 10(s) to Agilysys, Inc.'s. Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 000-05734).

**10.11	SSAR Agreement dated February 10, 2020, by and between Agilysys, Inc. and Ramesh Srinivasan.

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**32

Certification of Chief Executive Officer, Chief Financial Officer and Corporate Controller and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101

The following materials from our annual report on Form 10-K for the year ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the twelve months ended March 31, 2020, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements for the twelve months ended March 31, 2020.

*	Denotes a management contract or compensatory plan or arrangement.

**	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 22, 2020.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2020.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ Anthony S. Pritchett	Chief Financial Officer,
Anthony S. Pritchett	(Principal Financial Officer)

/s/ Chris J. Robertson	Corporate Controller and Treasurer
Chris J. Robertson	(Principal Accounting Officer)

/s/ Michael A. Kaufman	Chairman and Director
Michael A. Kaufman

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

/s/ Dana Jones
Dana Jones	Director