Form 10-K/A
period 2020-03-31
AGILYSYS INC
filed 2020-07-29
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2019 was $439,704,467.

As of May 20, 2020, 23,400,816 shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

Agilysys, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.4, 31.5 and 31.6 filed herewith and related footnotes. Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

DIRECTORS

A biography for each of our directors and, if applicable, arrangements under which a director was appointed to the board of directors or information regarding any involvement in certain legal or administrative proceedings is provided. Additional information about the experiences, qualifications, attributes, or skills of each director in support of their service on the board of directors is also provided.

Donald Colvin	Age 67	Director since 2015

Mr. Colvin is a director of Viavi Solutions Inc. (Nasdaq: VIAV), a global provider of network test, monitoring and assurance solutions, and UTAC Holdings Ltd, a private Singapore technology company. He was a director of Applied Micro Circuits Corporation from 2007 to 2011. Mr. Colvin previously served as Chief Financial Officer of Caesars Entertainment Corporation from November 2012 to January 2015 and before that was Executive Vice President and Chief Financial Officer of ON Semiconductor Corp. from April 2003 to October 2012. Prior to joining ON Semiconductor, he held a number of financial leadership positions, including Vice President of Finance and Chief Financial Officer of Atmel Corporation, Chief Financial Officer of European Silicon Structures as well as several financial roles at Motorola Inc.

Mr. Colvin earned his B.A. in Economics, with honors, and an M.B.A. from the University of Strathclyde in Scotland. Mr. Colvin’s qualifications and extensive experience include financial management, capital structure, financial strategy, significant public company leadership and board experience, and recent experience in the hospitality industry which the Company serves.

Dana Jones	Age 45	Director since 2019

Dana Jones is the Chief Executive Officer and a director of Sparta Systems, the market leader in digital enterprise quality management software for the life sciences space. She also serves as a director of RealPage, Inc. (Nasdaq: RP), a provider of software and data analytics for the real estate industry (since October 2019). Prior to joining Sparta in April 2018, Dana served as Chief Executive Officer of Active Network, the leader in activity and event management software, during 2016 and 2017. Before joining Active Network, Ms. Jones was Chief Marketing Officer and Senior Vice President of Products for Sabre Airline Solutions, a global provider of software to the airline industry, from 2012 to 2017. Prior to Sabre, Ms. Jones co-founded Noesis Energy, and served as Executive Vice President of Product, Sales, Marketing, and Operations. Ms. Jones has held Executive and General Management positions for early stage and global publicly traded enterprise software companies over the last 20 years, including the Reynolds Company and Vignette. She started her career as a management consultant with A.T. Kearney.

Ms. Jones graduated Summa Cum Laude and holds a BSE in industrial and operations engineering from the University of Michigan. Ms. Jones is an accomplished software executive with decades of experience leading and growing cloud-based global enterprise software businesses.

Jerry Jones	Age 64	Director since 2012

Mr. Jones is the Executive Vice President, Chief Ethics and Legal Officer of LiveRamp Holdings, Inc. (NYSE: RAMP), a software-as-a-service (SaaS) company that provides the identity platform for powering exceptional experiences. His responsibilities include oversight of its legal, privacy and security teams and various strategic initiatives, including the strategy and execution of mergers and alliances. Prior to joining LiveRamp, which is the successor entity to Acxiom Corp., in September 2018, Mr. Jones was the Chief Ethics and Legal Officer at Acxiom since 1999, where he oversaw all legal and data ethics matters. Prior to joining Acxiom, Mr. Jones was a partner with the Rose Law Firm in Little Rock, Arkansas, where he specialized in problem solving and business litigation for 19 years, representing a broad range of business interests. Previously he was a Director of Entrust, Inc. (Nasdaq: ENTU).

Mr. Jones is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in public administration from the University of Arkansas. As the Chief Ethics and Legal Officer of a SaaS company, Mr. Jones has extensive experience with legal, privacy, and security matters. He has also led the strategy and execution of mergers and alliances and international expansion efforts.

Michael A. Kaufman	Age 48	Director since 2014

Mr. Kaufman is the Chief Executive Officer of MAK Capital, a financial investment advisory firm based in New York, NY, which he founded in 2002. In addition, Mr. Kaufman has served as a director of Skyline Champion Corporation (NYSE: SKY) since June 2018.

Mr. Kaufman holds a B.A. in Economics from the University of Chicago, where he also received his M.B.A. He also earned a law degree from Yale University. As Chief Executive Officer of MAK Capital, a significant shareholder of the Company, Mr. Kaufman is especially qualified to represent the interests of the Company’s shareholders as a director and chairman of the board. Additionally, Mr. Kaufman’s qualifications and experience include capital markets, investment strategy and financial management.

Melvin Keating	Age 73	Director since 2015

Mr. Keating has been a consultant, providing investment advice and other services to private and public companies and private equity firms since 2008. Mr. Keating also serves as a director of MagnaChip Semiconductor Corporation (NYSE: MX), a specialist in OLED panel technology and a designer/manufacturer of analog and mixed signal semiconductor platform solutions (since August 2016). Previously he was a director of Vitamin Shoppe Inc., a retailer of nutritional supplements, from April 2018 until it was taken private in December 2019, and Red Lion Hotels Corporation from July 2010 until June 2017, serving as Chairman of the Board from May 2013 to 2015. During the past five years, Mr. Keating also served on the boards of directors of the following public companies: SPS Commerce, Inc., a provider of cloud-based supply chain management solutions (from March 2018 to May 2019), API technologies Corp. (2011 to 2016), ModSys International Limited (formerly BluePhoenix solutions Limited, 2010 to 2016), and Harte Hanks Inc. a global marketing services firm (2017 until July 2020).

Mr. Keating holds a B.A. from Rutgers University as well as both an M.S. in Accounting and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania. Mr. Keating has substantial experience leading public companies in the technology and hospitality industries and is qualified in global operations, financial management and strategy and capital markets.

John Mutch	Age 63	Director since 2009

Mr. Mutch is managing partner of MV Advisors LLC, a strategic block investment firm founded by Mr. Mutch in January of 2006. He is chairman of the board of Aviat Networks, a global supplier of microwave networking solutions (since January 2015), and a director of Maxwell Technologies, an energy storage and power delivery solutions company (since April 2017). Mr. Mutch served as Chairman and Chief Executive Officer of BeyondTrust Software, a privately held security software company focused on privilege identity management solutions, from 2008 to 2013. He previously served as a director of YuMe, Inc., a data analysis platform for television advertising (from 2017 to 2018), and of Steel Excel, an oilfield service company (from 2008 to 2016).

Mr. Mutch holds a B.S. in Economics from Cornell University and an M.B.A. from the University of Chicago. As a former chief executive officer and board member of technology companies, Mr. Mutch has extensive experience in the technology industry, restructuring, financial management and strategy, capital markets, sales management, and marketing.

Ramesh Srinivasan	Age 60	Director since 2017

Mr. Srinivasan has been President and Chief Executive Officer of the Company since January 3, 2017. He also serves on the board of advisors for Symbotic, a supply chain robotics and solutions company. He previously served as CEO of Ooyala, a Silicon Valley based provider of a suite of technology offerings in the online video space, from January 2016 to November 2016. From March 2015 to November 2015, he was President and CEO of Innotrac Corp., an ecommerce fulfillment provider which merged with eBay Enterprise to form Radial Inc. in 2015. Prior to that, Mr. Srinivasan served as President and CEO of Bally Technologies Inc. (NYSE: BYI) from December 2012 to May 2014, and President and COO from April 2011 to December 2012; he started as Executive Vice President of Bally Systems in March 2005. Mr. Srinivasan was with Manhattan Associates from 1998 to 2005, where his last position was Executive Vice-President of Warehouse Management Systems.

EXECUTIVE OFFICERS

The following are biographies for each of our current, non-director executive officers. The biography for Mr. Srinivasan, our President and Chief Executive Officer, and a director, is provided above.

Name	Age	Current Position	Previous Positions
Dave Wood	42	Vice President and Chief Financial Officer since June 2020.

Vice President – Corporate Strategy & Investor Relations from June 2019 to May 2020.  Vice President – Finance from June 2017 to June 2019.  Senior Director, Financial Planning & Analysis from June 2016 to June 2017.  Director, Financial Planning & Analysis from August 2013 to June 2016.  Controller of the Hospitality Division from November 2011 to August 2013.

Kyle Badger	52	Senior Vice President, General Counsel and Secretary since October 2011.	Executive Vice President, General Counsel and Secretary at Richardson Electronics, Ltd. from 2007 until October 2011.
Prakash Bhat	57	Vice President and Managing Director, India, since March 2017.	Vice President, India Operations, at Radial Omnichannel Technologies India, from November 2015 until March 2017. Vice President, Bally Technologies India, from September 2005 to August 2014.
Prabuddha Biswas	60	Senior Vice President, Chief Technology Officer since April 2018.

Chief Technology Officer, Alert Logic, from August 2015 until April 2018. Vice President of Engineering, Airbiquity, from June 2013 until August 2015. Senior Vice President of Engineering, Medio Systems, from June 2011 until June 2013.

Don DeMarinis	56	Senior Vice President Sales and Marketing, Americas, since January 2018.

Chief Commercial Officer, Global, QikServe Limited, from April 2017 until January 2018. Executive Vice President/Chief Revenue Officer, Gusto, from June 2016 until April 2017. Vice President, Sports, Leisure & Entertainment Business Unit, Oracle/MICROS, January 2011 until June 2016.

Robert Jacks	62	Vice President and Chief Information Officer since July 2018.

Vice President of Professional Services from June 2015 until July 2018. President, Robert L. Jacks & Associates, LLC, from August 2013 until June 2015. Chief Information Officer, Chickasaw Nation, August 2005 until July 2013.

Jeba Kingsley	47	Vice President, Professional Services since December 2018.

Vice President, Global Services, Scientific Games, from November 2014 until November 2017. Vice President, Professional Services, Bally Technologies, from March 2013 until November 2014. Senior Director, Professional Services, Bally Technologies, from April 2010 until February 2013.

Sridhar Laveti	53	Sr. Vice President of Established, Emerging Products and Customer support since June 2020 Vice President of Established Products and Customer Support since September 2017.

Vice President, Business Transformation from May 2017 until September 2017. Senior Vice President, Gaming Systems, at Bally Technologies from December 2014 until September 2017. Senior Vice President, Bally Technologies, from April 2006 until December 2014.

Name	Age	Current Position	Previous Positions
Chris Robertson	49	Vice President, Corporate Controller and Treasurer, since June 2019.	Corporate Controller and Treasurer from June 2017 until June 2019. Corporate Controller from February 2017 until June 2017. Managing Director at Grant Thornton LLP from 2010 until January 2017.

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

Code of Business Conduct

The Code of Business Conduct adopted by our board of directors applies to all directors, officers, and employees of the Company, as well as certain third parties, and incorporates additional ethics standards applicable to our Chief Executive Officer, Chief Financial Officer, and other senior financial officers of the Company, and any person performing a similar function. The Code of Business Conduct is reviewed annually by the Audit Committee, and recommendations for change are submitted to the board of directors for approval. The Code of Business Conduct is available on our website at www.agilysys.com, under Investor Relations. The Company has in place a reporting hotline and website available for use by all employees and third parties, as described in the Code of Business Conduct. Any employee or third-party can anonymously report potential violations of the Code of Business Conduct through the hotline or website, both of which are managed by an independent third party. Reported violations are promptly reported to and investigated by the Company. Reported violations are addressed by the Company and, if related to accounting, internal accounting controls, or auditing matters, the Audit Committee. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the Code of Business Conduct.

Audit Committee

The Audit Committee held eight meetings during fiscal year 2020. The Audit Committee reviews, with our independent registered public accounting firm, the proposed scope of our annual audits and audit results, as well as interim reviews of quarterly reports; reviews the adequacy of internal financial controls; reviews internal audit functions; is directly responsible for the appointment, determination of compensation, retention, and general oversight of our independent registered public accounting firm; reviews related person transactions; oversees the Company’s implementation of its Code of Business Conduct; and reviews any concerns identified by either the internal or external auditors. The board of directors determined that all Audit Committee members are financially literate and independent under NASDAQ listing standards for audit committee members. The board of directors also determined that Ms. Jones and Messrs. Colvin and Mutch each qualify as an “audit committee financial expert” under SEC rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during fiscal year 2020, other than: Mr. Badger filed a Form 4 on April 2, 2019 for tax withholding events that included a tax-withholding transaction that was reported 4-1/2 months late; due to the out-of-cycle vesting event having been missed by Company processes, Ms. Jones filed a Form 3 on May 30, 2019, which was 1-1/2 months late; due to delays in completing and filing an application for EDGAR filing codes, Mr. Pritchett filed a Form 4 on May 30, 2019 for an exercise of stock-settled appreciation rights and associated tax withholding that was 7 days late; due to an error by the Company, Mr. Kingsley filed a Form 3 on June 7, 2019, which was 7 days late; and due to delays completing and filing an application for EDGAR filing codes, Mr. Keating filed a Form 4 on March 23, 2020 for the purchase of 1,100 shares that included transactions that were reported 4 and 5 days late, due to Mr. Keating’s email communications with the Company being quarantined by the Company’s email spam filters.

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during fiscal year 2020 (Messrs. Jones, Kaufman, Keating, Kolerus (who served until his retirement from the board effective June 30, 2019), and Mutch) is or has been an officer or employee of the Company or has had any relationship with the Company required to be disclosed as a related person transaction, and none of our executive officers served on the compensation committee (or other committee serving an equivalent function) or board of any company that employed any member of our Compensation Committee or our board of directors during fiscal year 2020.

DIRECTOR COMPENSATION

During fiscal year 2020, compensation for non-employee directors consisted of the following:

•	$30,000 annual cash retainer for each non-employee director;
•	$35,000 annual cash retainer for the chairman of the board;
•	$15,000 annual cash retainer for the chairman of the Audit Committee;
•	$12,500 annual cash retainer for the chairman of the Compensation Committee;
•	$7,500 annual cash retainer for the chairman of the Nominating & Corporate Governance Committee;
•	$10,000 annual cash retainer for each member of the Audit, Nominating & Corporate Governance, and Compensation Committees, including each chairman; and
•	An award of restricted shares to each non-employee director valued at $75,000 on the grant date.

We also reimburse our directors for reasonable out-of-pocket expenses incurred for attendance at board of directors and committee meetings.

The fiscal year 2020 equity award for each director consisted of 3,308 restricted shares, based on a $22.67 grant date price, and was granted under the 2016 Stock Incentive Plan. The restricted shares vested on March 31, 2020, and provided for pro-rata vesting upon retirement prior to March 31, 2020. The grant was made on May 28, 2019, to the then current non-employee directors; however, Mr. Kaufman declined the award given the significant ownership in the Company by his firm, MAK Capital.

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

Director Compensation for Fiscal Year 2020

Director (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Donald Colvin	55,000	75,000	130,000
Dana Jones (4)	46,667	75,000	121,667
Jerry Jones	50,000	75,000	125,000
Michael A. Kaufman	92,500		92,500
Keith M. Kolerus (5)	12,500	61,315	73,815
Melvin Keating	62,500	75,000	137,500
John Mutch	50,000	75,000	125,000

(1)	Our CEO, Ramesh Srinivasan, is also a member of the board of directors, but he receives no direct compensation for such service.
(2)	Fees are paid quarterly.
(3)

Amounts in this column represent the grant date fair value of the restricted shares computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718.

(4)	Ms. Jones joined the board of directors on April 8, 2019.
(5)	Mr. Kolerus retired from the board of directors effective June 30, 2019. His award was granted, but he only earned a portion of the vested amount, forfeiting $13,684.32.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (the “CD&A”) describes our executive compensation philosophy and programs for our Named Executive Officers during fiscal year 2020, being the year beginning April 1, 2019, and continuing through March 31, 2020. Compensation arrangements with our Named Executive Officers are governed by the Compensation Committee of our board of directors.

Our Named Executive Officers in fiscal year 2020 consisted of our Chief Executive Officer (CEO), our Chief Financial Officer (CFO), and our three other most highly compensated officers during fiscal year 2020, as listed below:

•	Ramesh Srinivasan, President and CEO
•	Tony Pritchett, our former Vice President and CFO
•	Kyle Badger, Senior Vice President, General Counsel and Secretary
•	Prabuddha Biswas, Senior Vice President, Chief Technology Officer
•	Don DeMarinis, Senior Vice President Sales, Americas

Each of the Named Executive Officers were also Named Executive Officers in the prior fiscal year and continued in their positions for fiscal year 2020. Mr. Pritchett resigned as our CFO after the end of fiscal year 2020, effective June 1, 2020.

Compensation Focus for Fiscal Year 2020

The compensation arrangements with our Named Executive Officers for fiscal year 2020 were similar to the compensation arrangements for Named Executive Officers in recent prior years. Our CEO’s compensation includes base salary and an annual incentive based on company financial performance that is settled in shares of common stock. The compensation for our other Named Executive Officers includes base salary, annual cash incentives based on company financial performance, and long-term equity incentives.

After considering the results of our recent votes on Named Executive Officer compensation, which confirmed the Company’s general philosophy and objectives relative to our executive compensation program, the Compensation Committee continued to link executive pay to performance and maintained annual incentive opportunities for the Named Executive Officers generally at the same level as fiscal year 2020, while focusing annual incentives on improvements over fiscal year 2019 results. The annual incentive for our CEO, while based on the same company financial measures as the annual incentives for the other Named Executive Officers, was settled in shares of common stock to further align the CEO with shareholder interests and to emphasize long term value creation.

During the fourth quarter of fiscal year 2020 we entered into a new employment agreement with Mr. Srinivasan, our CEO. Prior to that, the Company had entered into an employment agreement with him when he joined us as CEO in January 2017. As discussed below under the heading Fiscal Year 2020 Compensation, Mr. Srinivasan’s compensation for fiscal year 2020 was primarily as set forth in his prior employment agreement. In connection with his new employment agreement, and as further discussed below under the heading Fiscal Year 2020 Compensation, the Committee granted Mr. Srinivasan a substantial award of Stock-Settled Appreciation Rights (SSARs) during the fourth quarter of fiscal year 2020.

Compensation Philosophy, Objectives, and Structure

Our Compensation Committee adopted its pay philosophy, objectives, and structure for Named Executive Officers to achieve financial and business goals and create long-term shareholder value.

Compensation Philosophy and Objectives.  For fiscal year 2020, as in recent prior fiscal years, our Compensation Committee’s pay philosophy was to emphasize performance-based compensation, tied directly to annual goals or long-term equity awards, and to link compensation to our business strategy. The Compensation Committee’s objective was to establish an overall compensation package to:

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

Compensation Structure.  Our compensation structure is comprised of:

Base Salary — Base salary provides fixed pay levels aimed to attract and retain executive talent. Variations in salary levels among Named Executive Officers are based on each executive’s roles and responsibilities, experience, functional expertise, relation to peer pay levels, competitive assessments, individual performance, and changes in salaries in the overall general market and for all employees of the Company. Salaries are reviewed annually by our Compensation Committee, and changes in salary are based on these factors and input from our CEO, other than for himself. None of the factors are weighted according to any specific formula. Salaries for new executive officers are generally based on the Compensation Committee’s discretion and judgment but may be based on any of the above-mentioned relevant factors.

Annual Incentives — Annual incentives provide cash variable pay for achievement of the Company’s financial goals, with target incentives set as a percentage of salary, and are designed to reward achievement of goals with an annual cash payment. At the end of each fiscal year, the Compensation Committee considers the aggregate compensation of each Named Executive Officer and may adjust the annual incentive payment otherwise earned if the aggregate compensation is deemed deficient or excessive in the opinion and discretion of the Compensation Committee. Annual incentives for our CEO are settled in shares of common stock, instead of cash.

Long-Term Incentives — Long-term incentives are variable, equity incentives designed to drive improvements in performance that build wealth and create long-term shareholder value by tying the value of earned incentives to the long-term performance of our common shares. Target long-term incentives are also set as a percentage of salary.

Compensation Key Considerations

Annual Goal Setting.  Annual goals for our Named Executive Officers may be tied to our financial, strategic, and operational goals and may include business specific financial targets relating to our goals. For fiscal year 2020, the Compensation Committee linked annual incentive goals to financial targets emphasizing both growth and profitability. Annual incentives were based on revenue growth, but payment was conditioned upon the achievement of a minimum adjusted EBITDA and a minimum end of year cash balance.

Variable Pay at Risk.  Our compensation philosophy drives the provision of greater at-risk pay to our Named Executive Officers, and variable pay at risk comprised between 43% and 62% of target annual compensation for the Named Executive Officers. Our Named Executive Officers have significant opportunities for long-term, equity-based incentive compensation, as our philosophy is to tie a significant portion of compensation to the long-term performance of our common shares. Thus, significant emphasis is placed on long-term shareholder value creation, thereby we believe minimizing excessive risk taking by our executives.

Compensation Consultants and Competitive Market Assessments.  The Compensation Committee did not engage a compensation consultant and did not rely on any market assessment of compensation in setting compensation for fiscal year 2020. The Committee engaged Compensia, Inc. as a compensation consultant and reviewed and considered their market assessment of compensation, along with other factors, in connection with negotiating Mr. Srinivasan’s compensation in his new employment agreement in the fourth quarter of 2020.

Following such review and consideration, the Committee determined that Mr. Srinivasan’s compensation for fiscal year 2021 would be as follows:

•	No change to base salary
•	Increase in target annual incentive from 75% of base salary to 100% of base salary; and
•	A grant of 600,000 SSARs at an exercise price of $36.60 per share, which was equal to the closing price of the Company’s common stock on February 10, 2020, the date of grant.

Of the 600,000 SSARs granted to Mr. Srinivasan, 475,000 SSARs will vest in equal monthly amounts over the next three years, subject to Mr. Srinivasan’s continued employment with the Company. The remaining 125,000 SSARs will vest pro rata daily if the closing price of the Company’s stock has been equal to or higher than $45 per share for 15 business days, regardless of the price performance thereafter, again subject to Mr. Srinivasan’s continued employment on the vesting date.

Tally Sheets.  Our Compensation Committee analyzed tally sheets at the beginning of the fiscal year to review overall compensation and pay mix for each Named Executive Officer. Tally sheets included a three-year look-back of total compensation, including annual cash compensation, long-term incentive awards granted and earned, and benefits and perquisites. Tally sheets also included a cumulative inventory of equity grants by fiscal year, including the value of outstanding equity at the Company’s then current stock price and the value received for prior vesting and exercises of equity. The tally sheets brought together, in one place, all elements of Named Executive Officers’ actual compensation and information about wealth accumulation so that our Compensation Committee could analyze the individual elements, the mix of compensation and the aggregate total amount of annual and accumulated compensation. Tally sheets were also used by the Committee to evaluate internal pay equity among the Named Executive Officers and to determine the impact of employment termination or change of control events. In support of the philosophy of rewarding performance, tally sheets are used by the Compensation Committee to review compensation as compared to expectations, and our Compensation Committee determined that annual compensation set for our Named Executive Officers for fiscal year 2020 was consistent with expectations and with the established compensation philosophy and pay mix guidelines driven by that philosophy.

Fiscal Year 2020 Compensation

Base Salary.  For fiscal year 2020, base salary comprised between 64% and 96% of total target compensation for the Named Executive Officers.

Under his prior employment agreement, which was effective for fiscal year 2020, Mr. Srinivasan’s base salary was $600,000 per year, subject to annual review and adjustment by the Compensation Committee. The Committee did not award an increase in base salary for Mr. Srinivasan in fiscal year 2020 because it believed his base salary to still be aligned with the Committee’s philosophy and goals and Mr. Srinivasan believed it would be inappropriate to increase his base salary while the Company continued to be unprofitable. Mr. Srinivasan’s base salary remains $600,000 per year in his new employment agreement.

Similarly, the base salaries of the other Named Executive Officers did not change from fiscal year 2019 to 2020. The CEO and Committee believed that their base salaries were still aligned with the Committee’s philosophy and goals and the CEO believed it would be inappropriate to increase their base salaries while the Company continued to be unprofitable.

Annual Incentives.

Annual Incentive Targets.  The Compensation Committee set fiscal year 2020 annual incentive goals at the beginning of the fiscal year. As previously discussed, the Committee linked the annual incentive goals of the Named Executive Officers to revenue, Adjusted EBITDA and cash balance. All the Named Executive Officers were subject to the same annual incentive structure:

•	100% of target annual incentives were based on the Company’s achievement of a fiscal year 2020 revenue target of $165 million;
•	provided that Adjusted EBITDA after payment of annual incentives is not less than $13M;
•	provided, further, that the Company’s balance of cash and cash equivalents at the end of fiscal year 2020, was at least $45 million.

Component	Weighting (%)	Threshold		Target		Maximum
		Amount	Payout (% of target incentive)	Amount	Payout (% of target incentive)	Amount	Payout (% of target incentive)
Revenue	100%	$160M	50	$165M	100	$170M	150

Straight-line achievement would be calculated between the threshold level and the target level and between the target level and the maximum level. No payment was earned at less than target performance, and payouts were capped at 150% of target incentives. If either the Adjusted EBITDA or cash balance conditions were not achieved, then the annual incentives would not be earned. The Committee also allowed for less than 50% achievement if the threshold level of revenue was met, up to the maximum amount on incentive that could be paid while still achieving the Adjusted EBITDA condition.

For fiscal year 2020, the Committee believed that revenue growth was most accretive to shareholder value. The Committee imposed the Adjusted EBITDA and cash balance conditions in order to encourage disciplined management of Company expenses and profitable growth.

The Committee set the revenue target as a 17% improvement over fiscal year 2019 revenue of $141 million, set the Adjusted EBITA condition as a $2.7 million improvement over fiscal year 2019 Adjusted EBITDA of $10.3 million, and set the cash balance condition as a $4.2 million improvement over fiscal year end cash balance of $40.8 million. The Compensation Committee believed that the plan involved performance that was difficult at the target levels and significantly difficult at the maximum level, requiring meaningful improvement over fiscal year 2019 results relative to future expectations at the time the levels were set.

Annual Incentive Results.  Fiscal year 2020 revenue was $160.6 million, slightly exceeding the $160 million threshold level for annual incentive achievement. This achievement would have qualified the Named Executive Officers for approximately 50% achievement, but payment of annual incentives at that level would have caused the Adjusted EBITDA condition to be missed. The maximum percentage of target incentives that could be paid while still meeting the Adjusted EBITDA condition was 34%. Fiscal year 2020 cash and cash equivalents balance was $46.2 million, above the target cash balance of $45 million. Accordingly, the Committee certified 34% achievement of annual incentive targets.

Component	Result	Target	Achievement
Revenue	$160.6M	$165.0M	34%
Adjusted EBITDA	$13.0M	$13.0	Achieved
Cash Balance	$46.2M	$45.0M	Achieved

CEO Annual Incentive.  Mr. Srinivasan was eligible for an annual incentive for fiscal year 2020 based on the Company financial performance metrics described above, with any such earned incentive to be settled in shares of common stock. Pursuant to his prior employment agreement, Mr. Srinivasan’s target annual incentive for fiscal year 2020 was set at 75% of his base salary, or $450,000, with a maximum potential incentive of $900,000 (150% of his base salary and 200% of his target annual incentive), payable upon achievement of 150% of the annual incentive goals, and a threshold potential incentive of $225,000 (50% of his target annual incentive), payable upon achievement of 50% of the annual incentive goals. For fiscal year 2019, at Mr. Srinivasan’s request, the Committee set Mr. Srinivasan’s maximum potential incentive at $675,000, being 150% of his target annual incentive, instead of the 200% provided in his employment agreement. Mr. Srinivasan desired for his maximum potential incentive to be the same as the Company’s other executive officers.

Because his annual incentive would be settled in shares of common stock, the Compensation Committee approved a grant of 30,120 shares of restricted common stock to Mr. Srinivasan on June 20, 2019, the date that the Committee set his annual incentive goals, which shares were approximately equal in value to his maximum potential incentive on the date of grant. Pursuant to the grant, shares of restricted common stock would vest upon certification by the Compensation Committee of achievement of the annual incentive goals in the amount determined by the Committee, provided that vesting could not occur prior to June 20, 2020, the one-year anniversary of the date of grant, in accordance with the terms of our 2016 Stock Incentive Plan.

Based on the fiscal year 2020 results discussed above, Mr. Srinivasan was eligible to earn approximately 34% of this target annual incentive. However, Mr. Srinivasan requested that the Compensation Committee award him the same percentage of his annual incentive target as the lowest amount earned by any other employee of the Company who was on an individual annual bonus plan. Due to individual objectives, employees of the Company on annual bonus plans earned between 25.5 and 34.0% of their annual incentive target for fiscal year 2020. Therefore, Mr. Srinivasan requested that the Committee award him no more than 25.5% of his target annual incentive. The Committee honored the request and determined that Mr. Srinivasan should earn an annual incentive of $114,750 in fiscal year 2020, or 25.5% of his annual incentive target, congruent with the lowest percentage achievement by the Company’s employees. Accordingly, the Compensation Committee awarded Mr. Srinivasan 6,714 of the original 30,120 shares subject to the annual incentive grant, being the number of shares having a value of $114,750 based on the closing price of the Company’s common stock on July 16, 2020, the date that the Committee made its determination. The remaining 23,406 shares subject to the original annual incentive grant were forfeited and can never be earned by Mr. Srinivasan.

Annual Incentives for the Other Named Executive Officers.  Fiscal year 2020 target annual incentives for the other Named Executive Officers, were set as 50% of the executive’s base salary. Mr. DeMarinis was also eligible for target annual incentives of $125,000 for commissions and other sales-related incentives due to his role as head of our Americas Sales teams.

Annual incentives comprised 19% to 25% of total fiscal year 2020 target compensation for these Named Executive Officers.

Officer	Target Annual Incentive as % of Base Salary	Target Annual Incentives ($)	Target Annual Incentive as % of FY20 Total Target Compensation
Tony Pritchett	50%	130,000	25%
Kyle Badger	50%	140,000	25%
Prabuddha Biswas	50%	135,000	25%
Don DeMarinis	100%	250,000	19%

Additional detail about target and maximum incentives are disclosed in the Grants of Plan-Based Awards for Fiscal Year 2020 table below.

Based on the fiscal year 2020 results discussed above, each of the Named Executive Officers earned 34% of their target annual incentives subject to the annual incentive plan described above. Mr. DeMarinis earned an additional $111,678 of his target $125,000 sales incentives based on the net gross profit of sales made in the Americas.

Officer	Annual Incentive Plan Target ($)	Company Blended Achievement (%)	Annual Incentive Plan Payout ($)	Sales Incentive Payout ($)	Total Annual Incentives Payouts ($)
Tony Pritchett	130,000	34	44,200	—	44,200
Kyle Badger	140,000	34	47,600	—	47,600
Prabuddha Biswas	135,000	34	45,900	—	45,900
Don DeMarinis	125,000	34	42,500	111,678	154,178

Long-Term Incentives.  As with the annual cash incentives, the Compensation Committee approved fiscal year 2020 long-term incentive (“LTI”) awards for the Named Executive Officers other than Mr. Srinivasan at the beginning of year when the outcome for the fiscal year was substantially uncertain. LTI awards to these Named Executive Officers consisted of stock-settled appreciation rights (“SSARs”) and restricted shares, both with three-year vesting schedules, pursuant to the Company’s shareholder-approved 2016 Stock Incentive Plan.

Pursuant to his new employment agreement, Mr. Srinivasan received a grant of 600,000 SSARs at an exercise price of $36.60 per share, which was equal to the closing price of the Company’s common stock on February 10, 2020, the date of grant. Of those, 475,000 SSARs will vest in equal monthly amounts over the next three years, subject to Mr. Srinivasan’s continued employment with the Company. The remaining 125,000 SSARs will vest if the closing price of the Company’s stock has been equal to or higher than $45 per share for 15 business days, and on the following day, they will vest pro-rata daily over the remainder of the initial three-year term of the new employment agreement regardless of the price performance thereafter, but subject to Mr. Srinivasan’s continued employment on the vesting date.

With respect to the other Named Executive Officers, the Committee considered various LTI award alternatives. While annual incentives targeted specific performance goals, the focus on LTI awards was to link compensation directly to shareholder gains. SSARs provided the direct link between compensation and shareholder gains in a less dilutive manner than with stock options, and the three-year vesting schedule also enhanced retention. In addition, restricted shares tie compensation to shareholder gains and highly bolster retention over the vesting period.

LTI awards comprised between 23% and 25% of total fiscal year 2020 target compensation for the Named Executive Officers other than Mr. Srinivasan.

In setting LTI awards for the Named Executive Officers other than the CEO, the Committee received input and recommendations from our CEO, and at his recommendation set LTI awards for Messrs. Pritchett, Badger and Biswas at 50% of their base salaries, split evenly between shares of restricted common stock and SSARs, the same as in the prior fiscal year. At the recommendation of the CEO, the Committee set Mr. DeMarinis’ LTI Award at 61% of his base salary, split approximately 60% in shares of restricted common stock and approximately 40% in SSARS, because the CEO believed Mr. DeMarinis to be under-equitized in comparison to the other Named Executive Officers. Awards of restricted common stock were based on the closing price of our common stock on the date of grant ($22.41), and awards of SSARs were based on the Black-Scholes value of our common stock on the date of grant ($7.01).

Officer	Total LTI Value ($)*	SSARs Granted (#)	Restricted Shares Granted (#)
Tony Pritchett	130,000	9,272	2,900
Kyle Badger	140,000	9,985	3,123
Prabuddha Biswas	135,000	9,629	3,012
Don DeMarinis	153,000	8,915	4,038

*Due to rounding down to avoid fractional shares, the actual values of LTI awards received were less than the amounts stated in this table. See the Summary Compensation Table on p. 17 of this Amendment for actual values received.

All of these SSARs and restricted shares vest in one-third increments on March 31, 2020, 2021 and 2022. The SSARs have seven-year terms, are settled in common shares upon exercise, and were granted at an exercise price of $22.41 (the closing price of the common shares on the grant date).

Additional Compensation – Executive Benefits.  We provide executive benefits to our Named Executive Officers including additional life and long-term disability insurance plans. From time to time, Named Executive Officers also may participate in supplier sponsored events. Executive benefits are further described in the Summary Compensation Table. We believe these benefits enhance the competitiveness of our overall executive compensation package. We have, however, limited executive benefits offered to reduce compensation costs. Additionally, welfare benefits offered to our Named Executive Officers are the same level of benefits offered to all Company employees.

Employment Agreements and Change of Control

The material termination and change of control provisions of various agreements are summarized below for each Named Executive Officer and are covered in more detail in the Termination and Change of Control table and accompanying discussion.

Employment Agreements.  The Company has entered into employment agreements with each of the Named Executive Officers.

In accordance with his new employment agreement, Mr. Srinivasan will serve as CEO and President for a three-year initial term beginning on January 1, 2020. The term of employment will automatically extend for successive periods of one year unless either the Company or Mr. Srinivasan provides written notice of non-renewal at least 90 days before the end of the then-current employment term.

If the employment agreement is terminated by the Company without cause or by Mr. Srinivasan for good reason, then subject to his execution of a release of claims, Mr. Srinivasan will be entitled to receive severance equal to two years’ then-current base salary and two times the value of his target annual bonus performance shares, which will be paid during regular pay intervals over the course of two years.  In addition, he will also receive (a) a lump sum payment in cash, on the 60th day after the termination date, equal to the total after-tax premiums required to pay for 24 months of COBRA continuation coverage under the Company’s medical, dental and vision insurance plans; (b) a lump sum payment in cash of his pro-rated bonus for the year of termination based on actual performance with no negative discretion by the Board; and (c) twelve (12) months of accelerated vesting of all equity compensation awards that are subject to time or service-based vesting and were unvested and outstanding on the termination date.  However, if notice of non-renewal is given within the last 12 months of the initial three-year employment term severance will only be paid for a 12-month period.  If such termination occurs within three months before or 24 months after a change in control, Mr. Srinivasan will receive two times the sum of his then-current base salary and target annual bonus, two times the COBRA payment and 100% release of any post-closing restrictions related to equity awards that were deemed vested as a result of the change of control.  In addition, upon any termination of employment, Mr. Srinivasan will receive accrued but unpaid base salary and payment for any unused vacation and unreimbursed expenses.

The Company entered into new employment agreements with each of the other Named Executive Officers on July 27, 2020, other than Mr. Pritchett, whose employment with the Company had terminated prior to this date. Under the employment agreements for these Named Executive Officers, upon termination without cause, we must pay severance equal to 12 months’ salary and reimbursement of the executive’s total premium for 12 months of COBRA continuation coverage under the Company’s health benefit plans. If the executive’s compensation is reduced by more than 10%, other than a general reduction that affects all similarly situated executives, or if at any time prior to a change in control the executive no longer reports to the CEO, the executive may terminate his employment if the Company fails to materially cure such condition within 30 days following notice of such condition by the executive, and the termination will be deemed to be a termination without cause and the executive is entitled to his or her severance benefits. In the event that any of these Named Executive Officers are terminated without cause or by the executive for good reason in the 24 months following a change of control of the Company, the executive is entitled to severance pay equal to 12 months’ salary and a pro rata portion of target annual incentive and reimbursement of the executive’s total premium for 12 months’ of COBRA continuation coverage under the Company’s health benefit.  None of the Named Executive Officers is entitled to excise tax gross-up payments.

In consideration of the severance benefits, Mr. Srinivasan is subject to 24-month post-termination confidentiality and non-disclosure requirements, as well as non-competition and non-solicitation obligations, except that if the term of his employment agreement expires at the end of the initial three-year term, the non-competition provisions will only apply for 12 months following termination. Each other employment agreement contains a 12-month post-termination non-solicitation provision, an indefinite confidentiality provision, and a 12-month post-termination non-compete provision.

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

Accelerated Vesting.  Except as described above for our CEO, none of the employment agreements provide for accelerated vesting of equity. Under our 2011 and 2016 Stock Incentive Plans, vesting is accelerated upon the actual occurrence of a change of control for all SSARs and restricted shares (including performance shares). The Compensation Committee believed that during a change of control situation, a stable business environment is in the shareholders’ best interests, and accelerated vesting provisions provide stability. The accelerated vesting provisions are applicable to all employees who receive equity awards, not just executive management.

The equity incentive awards granted to the Named Executive Officers for fiscal year 2020 are subject to a holding period of one year following a change of control. Under this provision, all SSARs and restricted shares granted for fiscal year 2020 accelerate upon the actual occurrence of a change of control but remain subject to restrictions on exercise and transfer until the earlier of one year after the change of control or the executive’s qualified termination. The Committee believed that this further restriction during a change of control situation further promotes a stable business environment and is in the shareholders’ best interests.

CEO Pay Ratio Disclosure

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We determined our median employee based on base salary (annualized in the case of full- and part-time employees who joined the company during fiscal year 2020) of each of our employees (excluding the CEO), as of March 31, 2020. The annual total compensation of our median employee (other than the CEO) for 2020 was $30,784. As disclosed in the Summary Compensation Table appearing on page 17 our CEO’s annual total compensation for fiscal year 2020 was $7,352,134. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 239 to 1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies. In addition, the pay ratio this year was impacted by two factors: (1) Significant expansion of our Indian development center, which at the end of fiscal year 2020 contained 53% of our global employees. Market levels of annual total compensation in India are generally substantially less the U.S., where our CEO is based. (2) The substantial SSARs grant to our CEO in connection with his new employment agreement, an event that did not occur in the past two years and is not expected to occur again in the next two fiscal years.

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

Stock Ownership Guidelines.  To underscore the importance of strong alignment between the interests of management and shareholders, the board of directors approved stock ownership guidelines for directors and executives, with our CEO having the highest ownership requirement. Director and executive compensation are designed to provide a significant opportunity to tie individual rewards to long-term Company performance. The objective of our stock ownership guidelines is to support this overall philosophy of alignment and to send a positive message to our shareholders, customers, suppliers, and employees of our commitment to shareholder value. Each director and executive officer is expected to maintain minimum share ownership of either: (i) the number of shares with a value based on a multiple of base salary or director annual retainer listed below, or (ii) the number of shares listed below:

	Multiple of Director Annual Retainer and Executive Base Salary		Number of Shares
	2 Years	4 Years	2 Years	4 Years
Directors	3x	6x	15,000	45,000
CEO	2.5x	5x	125,000	250,000
Senior Vice Presidents	0.5x	2x	15,000	75,000
Other Executive Officers	—	0.5x	2,500	15,000

Stock ownership that is included toward attainment of the guidelines includes (i) shares held of record or beneficially owned, either directly or indirectly; (ii) shares acquired upon exercise of stock options or SSARs; (iii) vested restricted or deferred shares; (iv) phantom or deferred share units held in a deferred compensation plan; and (v) shares or deferred shares acquired by dividend reinvestment. Directors and executives are expected to attain the specified target ownership levels within both two and four years from the later of the effective date of this policy or becoming a director or an executive and remain at or above that level until retirement. Annually, the board of directors reviews progress toward achieving these ownership levels. Director and executives who have not attained the specified ownership guidelines will be required to hold 75% of shares acquired upon exercise of stock options and SSARs or vesting of performance or restricted shares until they meet their target ownership level. If ownership guidelines are not met within two and four years, our Compensation Committee has the right to pay an executive’s annual incentives in shares until ownership guidelines are achieved.

Stock Retention Policy.  Under the Company’s stock retention policy, directors and executive officers are required to hold shares of Company stock for at least one year after such shares vest in the case of performance or restricted shares, or one year after exercise in the case of stock options or SSARs, or until the earlier date of their termination of service as a director or executive officer. The holding period policy does not apply in instances of a “change in control,” as defined in the 2016 Stock Incentive Plan.

Impact of Tax Considerations.  Section 162(m) of the Internal Revenue Code, through December 31, 2017, limited the tax deduction of public companies for compensation in excess of $1.0 million paid to their CEO and the three most highly compensated executive officers (other than the CFO) at the end of any fiscal year unless the compensation qualified as “performance-based compensation” Under applicable IRS regulations. For tax years after December 31, 2017, the Tax Cuts and Jobs Act of 2017 amended Section 162(m) to expand the $1.0 million deduction limitation described above to a larger group of employees and to eliminate the “performance-based” exception. The employees (referred to as “covered employees”) to whom the deduction limitation applies include the CEO and CFO (in each case, whether or not serving as executive officers as of the end of the fiscal year) and the three other most highly compensated executive officers. In addition, once considered a “covered employee” for a given year, the individual will be treated as a “covered employee” for all subsequent years.

The Compensation Committee has considered the effect of Section 162(m) on the Company’s executive compensation program. The Compensation Committee exercises discretion in setting base salaries, structuring incentive and long-term compensation awards and in determining payments in relation to levels of achievement of performance goals. The Compensation Committee believes that the total compensation program for Named Executive Officers should be managed in accordance with the objectives outlined in the Committee’s compensation philosophy and in the best overall interests of the Company’s shareholders. Accordingly, compensation paid by the Company may not be deductible because such compensation exceeds the limitations for deductibility under Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be incorporated in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and included in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders.

The Compensation Committee of the Board of Directors

Melvin Keating, Chairman

Michael A. Kaufman

Jerry Jones

John Mutch

EXECUTIVE COMPENSATION

The following table and related notes provide information regarding fiscal year 2020 compensation for our Named Executive Officers, including our CEO and CFO, and the other three most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal year 2020.

Summary Compensation Table for Fiscal Year 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)(2)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(3)	Total ($)
Ramesh Srinivasan President and Chief Executive Officer	FY20	600,000		—	450,000	6,277,246	—	—	24,888	7,352,134
	FY19	600,000	—		450,000	—	—	—	16,039	1,066,039
	FY18	600,000	—		450,000	—	—	—	16,205	1,066,205

Tony Pritchett Vice President and Chief Financial Officer	FY20	260,000	—		64,989	64,997	44,200	—	22,462	456,648
	FY19	254,923	—		65,000	64,998	154,076	—	16,581	555,578
	FY18	224,683	50,000		205,097	93,669	57,500	—	12,536	643,485

Kyle Badger Senior Vice President, General Counsel and Secretary	FY20	280,000	—		69,986	69,995	47,600	—	29,172	496,753
	FY19	276,615	—		69,991	69,995	165,928	—	18,465	600,994
	FY18	260,000	—		64,994	52,813	65,000	—	13,555	456,362

Prabuddha Biswas Senior Vice President and Chief Technology Officer	FY20	270,000	—		67,449	67,499	45,900	—	23,116	473,964
	FY19	256,500	—		539,990	149,999	160,002	—	13,223	1,119,714

Don DeMarinis Senior Vice President Sales, Americas	FY20	250,000	111,678		90,492	62,494	42,500	— — —	27,466	584,630
	FY19	250,000	96,779		62,497	62,497	118,520		16,941	607,234
	FY18	52,885	13,713		124,998	—	—		1,067	192,663

(1)Stock Awards include grants of restricted shares and performance shares. Option Awards include SSAR grants. Amounts disclosed do not represent the economic value received by the Named Executive Officers. The value, if any, recognized upon the exercise of a SSAR will depend upon the market price of the shares on the date the SSAR is exercised. The value, if any, recognized for restricted and performance shares will depend upon the market price of the shares upon vesting. In accordance with SEC rules, the values for restricted and performance shares and SSARs are equal to the aggregate grant date fair value for each award computed in accordance with FASB ASC Topic 718. The values for restricted and performance shares are based on the closing price on the grant date. For Mr. Srinivasan, $450,000 of the stock award consisted of shares of restricted common stock which were subject to performance conditions, and the amount recorded above is based on the probable outcome of the performance conditions on the date of grant. In fiscal year 2020, Mr. Srinivasan was granted $114,750 of the award, as described above in the CD&A, and in fiscal years 2019 and 2018, he was granted $533,340 and $225,000 of the award, respectively. The remainder of the stock award for Mr. Srinivasan consisted of the grant of 600,000 SSARs in connection with his new employment agreement in February 2020. Of the 600,000 SSARs granted to Mr. Srinivasan, the values for 475,000 SSARs are based on the Black-Scholes option pricing model, and the values for 125,000 SSARs was based on the Lattice option pricing model that utilizes a binomial tree to forecast option pricing. For the other Named Executive Officers, the values for SSARs are based on the Black-Scholes option pricing model. A discussion of the assumptions used in determining these valuations is set forth in Note 14 of the Notes to Consolidated Financial Statements of the Company’s 2020 Annual Report. For Stock Awards, the amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive’s annual long-term equity grant.

(2)Amounts represent annual incentive payments received for 2020, 2019, and 2018 based on pre-set incentive goals established at the beginning of each fiscal year and tied to the Company’s financial, strategic, and operational goals.

(3)All other compensation includes the following compensation, calculated based on the aggregate incremental cost to the Company of the benefits noted:

All Other Compensation for Fiscal Year 2020

Name	401(k) Company Match ($)	Executive Life Insurance ($)	Executive Long Term Disability ($)	All Other ($)(a)	Total ($)
R. Srinivasan	9,800	—	2,796	12,292	24,888
T. Pritchett	9,450	384	1,370	11,258	22,462
K. Badger	9,800	1,707	1,943	15,722	29,172
P. Biswas	9,800	—	3,018	10,348	23,166
D. DeMarinis	9,800	—	—	17,666	27,466

(a)

Consists of (i) matching funds for health savings accounts for each of Messrs. Pritchett, Biswas and DeMarinis
($1,200, $1,200 and $1,465, respectively) and (ii) costs of employee and family travel to Company leadership events and employee gifts received at such events for each of the Named Executive Officers.

Grants of Plan-Based Awards

The following table and related notes summarize grants of equity and non-equity incentive compensation awards to our Named Executive Officers for fiscal year 2020. All equity awards were made under the Company’s 2016 Stock Incentive Plan.

Grants of Plan-Based Awards for Fiscal Year 2020

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ramesh Srinivasan	2/10/2020								600,000	36.60	6,277,246
	6/20/2019				10,040	20,080	30,120

Tony Pritchett	5/28/2019	65,000	130,000	195,000
	6/20/2019								9,272	22.41	64,997
	6/20/2019							2,900			64,989

Kyle Badger	5/28/2019	70,000	140,000	210,000
	6/20/2019								9,985	22.41	69,995
	6/20/2019							3,123			69,986

Prabuddha Biswas	5/28/2019	67,500	135,000	202,500
	6/20/2019								9,629	22.41	67,499
	6/20/2019							3,012			67,499

Don DeMarinis	5/28/2019	60,500	125,000	187,500
	6/20/2019								8,915	22.41	62,494
	6/20/2019							4,038			90,492

(1)Amounts shown in the columns under Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent fiscal year 2020 annual target and maximum cash-based annual incentives granted under the annual incentive plan. Total target, and maximum payouts were conditioned on achievement of goals based on revenue, Adjusted EBITDA and end of year cash balance for each Named Executive Officer other than Mr. Srinivasan. As discussed in the CD&A above, for those Named Executive Officers, cash-based annual incentives could be paid at less than threshold payment level provided that threshold performance was achieved. Fiscal year 2020 payouts for each Named Executive Officer pursuant to these awards are shown in the Summary Compensation Table above in the column titled Non-Equity Incentive Plan Compensation. Further explanation of potential and actual payouts by component is set forth in the CD&A.

(2)Long-term equity incentives for Mr. Srinivasan consisted of shares of restricted common stock which would vest based on the achievement of goals based on revenue, Adjusted EBITDA and end of year cash balance. Achievement of performance goals would have earned him common shares equal to $450,000, which would have equaled the target level of shares set forth in the table based on the grant date fair market value of $22.41 per share. Similarly, the threshold and maximum potential shares set forth in the table are based on the threshold and maximum incentive amounts of $225,000 and $900,000, respectively, at the grant date value of $22.41 per share. Mr. Srinivasan earned 6,714 shares for performance at 25.5% of target based on a determination date value of $17.09 per share. Further explanation of potential and actual payouts is set forth in the CD&A.

(3)The share amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive’s annual long-term equity grant. The restricted shares are exercisable in thirds beginning on March 31, 2020.

(4)The share amounts represent SSARs granted at the fair market value of the shares on the grant date as fiscal year 2020 long-term incentive awards. For Mr. Srinivasan, 475,000 SSARs will vest in equal monthly amounts for three years following the grant date, subject to Mr. Srinivasan’s continued employment with the Company, and the remaining 125,000 SSARs will vest pro rata daily if the closing price of the Company’s stock has been equal to or higher than $45 per share for 15 business days, regardless of the price performance thereafter. Mr. Srinivasan’s SSARs awards have a four-year and six-month term. For the other Named Executive Officers, the SSARs are exercisable in thirds beginning on March 31, 2020. All other SSARs have a seven-year term.

(5)The dollar amount shown for each equity grant represents the grant date fair value of the SSARs and restricted shares, calculated in accordance with FASB ASC Topic 718. The actual value, if any, recognized upon the exercise of a SSAR or vesting of restricted shares will depend upon the market price of the shares on the date the SSAR is exercised or restricted shares vest.

Outstanding Equity Awards

The following table and related notes summarize the outstanding equity awards held by the Named Executive Officers as of March 31, 2020.

Outstanding Equity Awards at 2020 Fiscal Year-End

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
		Exercisable	Unexercisable (1)
Ramesh Srinivasan	6/20/2019					30,120	503,004
	2/10/2020	13,194	586,806 (a)	36.60	8/10/2024

Tony Pritchett	8/11/2015	5,992		9.60	8/11/2022
	6/14/2017	15,000		9.84	6/14/2024
	7/6/2017	14,375		10.20	7/6/2024
	5/31/2018	9,200	4,600 (b)	14.22	5/31/2025	1,524 (b)	25,451
	6/20/2019	3,090	6,182 (b)	22.41	6/20/2026	1,934 (b)	32,298

Kyle Badger	6/3/2014	14,404		14.43	6/3/2021
	6/2/2015	28,387		9.12	6/2/2022
	6/30/2016	17,598		10.47	6/30/2023
	7/6/2017	16,250		10.20	7/6/2024
	5/31/2018	9,906	4,954 (c)	14.22	5/31/2025	1,641 (c)	27,405
	6/20/2019	3,328	6,657 (c)	22.41	6/20/2026	2,082 (c)	34,769

Prabuddha Biswas	5/31/2018 6/20/2019	21,231 3,209	10,616 (d) 6,420 (d)	14.22 22.41	5/31/2025 6/20/2026	12,658 (d) 2,008 (d)	211,389 33,534

Don DeMarinis	5/31/2018	8,846	4,423 (e)	14.22	5/31/2025	1,465 (e)	24,466
	6/20/2019	2,971	5,944 (e)	22.41	6/20/2026	2,692 (e)	44,956

(1)	As of March 31, 2020, the vesting schedules for the time-vested SSARs were as follows:
(a)	13,194 vest monthly from April 1, 2020 through October 30, 2021; 13,195 vest monthly from November 1, 2021 through February 28, 2023. 125,000 vest upon achievement of certain performance targets.
(b)	7,691 vest on March 31, 2021; 3,091 vest on March 31, 2022.
(c)	8,282 vest on March 31, 2021; 3,329 vest of March 31, 2022.
(d)	13,826 vest on March 31, 2021; 3,210 vest of March 31, 2022.
(e)	7,395 vest on March 31, 2021; 2,972 vest of March 31, 2022.

(1)As of March 31, 2020, the vesting schedules for the time-vested stock awards were as follows:

(b)2,491 vest on March 31, 2021; 967 vest of March 31, 2022.

(c)2,682 vest on March 31, 2021; 1,041 vest of March 31, 2022.

(d)13,271 vest on March 31, 2021; 614 vest of March 31, 2022.

(e)2,811 vest on March 31, 2021; 1,346 vest of March 31, 2022.

(3)Calculated based on the closing price of the shares on March 31, 2020, of $16.70 per share.

Option Exercises and Stock Vested for Fiscal Year 2020

Name	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ramesh Srinivasan	-	-		23,526	512,867
Tony Pritchett	780	17,558		9,369	156,462
Kyle Badger	8,214	180,626		3,744	62,525
Prabuddha Biswas	-	-		13,662	228,155
Don DeMarinis	-	-	74,666	4,471	74,666

(1)	The value realized on vesting of stock awards is determined by multiplying the number of shares underlying the stock awards by the closing price of the shares on the vesting date of the awards.

Termination and Change of Control

The following table and discussion summarize certain information related to the total potential payments which would have been made to the Named Executive Officers in the event of termination of their employment with the Company, including in the event of a change of control, effective March 31, 2020, the last business day of fiscal year 2020, assuming that the current employment agreements with each of our Named Executive Officers had been in effect at such time.

Employment Agreements.  The Named Executive Officers are each a party to an employment agreement with the Company, other than Mr. Pritchett, whose employment with the Company terminated after the end of fiscal year 2020.

If Mr. Srinivasan’s employment agreement is terminated by the Company without cause or by Mr. Srinivasan for good reason, then subject to his execution of a release of claims, Mr. Srinivasan will be entitled to receive severance equal to two years’ then-current base salary and two times the value of his target annual bonus performance shares, which will be paid during regular pay intervals over the course of two years. In addition, he will also receive (a) a lump sum payment in cash, on the 60th day after the termination date, equal to the total after-tax premiums required to pay for 24 months of COBRA continuation coverage under the Company’s medical, dental and vision insurance plans; (b) a lump sum payment in cash of his pro-rated bonus for the year of termination based on actual performance with no negative discretion by the Board; and (c) twelve (12) months of accelerated vesting of all equity compensation awards that are subject to time or service-based vesting and were unvested and outstanding on the termination date. However, if notice of non-renewal is given within the last 12 months of the initial three-year employment term severance will only be paid for a 12-month period. If such termination occurs within three months before or 24 months after a change in control, Mr. Srinivasan will receive two times the sum of his then-current base salary and target annual bonus, two times the COBRA payment and 100% release of any post-closing restrictions related to equity awards that were deemed vested as a result of the change of control. In addition, upon any termination of employment, Mr. Srinivasan will receive accrued but unpaid base salary and payment for any unused vacation and unreimbursed expenses.

For Mr. Srinivasan, good reason means (i) a reduction in his base salary or target bonus opportunity, (ii) a material diminution in his authority, duties or responsibilities (including, without limitation, his no longer being the CEO of a publicly-traded company or the requirement that he report to anyone other than the Company’s board of directors or following a change in control he is not made the chief executive officer of the ultimate parent of the resulting entity), (iii) his removal as a member of the board of directors (other than by his voluntary resignation), (iv) any other action that constitutes a willful and material breach by the Company of a material provision of his employment agreement, (v) a material reduction in the benefits provided to him that is not part of a broader reduction of benefits applicable to substantially all other officers of the Company, or (vi) a material breach of the agreement by the Company (including a failure to pay current compensation or benefits when due), and the Company fails to materially cure such condition within 30 days of notice of the breach. For the other Named Executive Officers, good reason is limited to where the Company changes the Named Executive Officer’s position such that his compensation or responsibilities are substantially lessened, and the Company fails to cure such situation within 30 days after notice.

If the Company terminates the employment of any of the other Named Executive Officers without cause, we must pay severance equal to 12 month’s salary and reimbursement of the executive’s total premium for 12 months of COBRA continuation coverage under the Company’s health benefit plans. If the executive’s compensation is reduced by more than 10%, other than a general reduction that affects all similarly situated executives, or if at any time prior to a change in control the executive no longer reports to the CEO, the executive may terminate his employment if the Company fails to materially cure such condition within 30 days following notice of such condition by the executive, and the termination will be deemed to be a termination without cause and the executive is entitled to his or her severance benefits. In the event that any of these Named Executive Officers are terminated without cause or by the executive for good reason in the 24 months following a change of control of the Company, the executive is entitled to severance pay equal to 12 months’

salary and a pro rata portion of target annual incentive and reimbursement of the executive’s total premium for 12 months’ of COBRA continuation coverage under the Company’s health benefit.

During the term of his employment and for 24 months thereafter, Mr. Srinivasan is subject to the Company’s standard confidentiality and non-disclosure requirements, as well as non-competition and non-solicitation obligations, except that if the term of the employment agreement expires at the end of the initial three-year term, the non-competition provisions will only apply for 12 months following termination. Following a termination of employment of any other Named Executive Officer for any reason, such Named Executive Officer is prohibited for a 12 month period following termination from being employed by, owning, operating, controlling, or being connected with certain businesses that compete with the Company. Each other Named Executive Officer’s agreement also contains an indefinite non-disclosure provision for the protection of the Company’s confidential information and a 12 month non-solicitation of Company employees.

Termination and Change of Control

Voluntary Termination or Termination for Cause ($)(1)	Ramesh Srinivasan	Kyle Badger	Prabuddha Biswas	Don DeMarinis
Base Salary and Incentive	—	—	—	—
Accelerated Vesting	—	—	—	—
Termination without Cause or by Employee for Good Reason ($)(2)
Base Salary and Incentive	3,000,000	280,000	270,000	250,000
Health Insurance (3)	46,272	23,136	20,276	21,109
Accelerated Vesting	—	—	—	—
Total	3,046,272	303,136	290,276	271,109
Change of Control ($)(4)
Base Salary and Incentive	2,400,000	420,000	405,000	350,000
Health Insurance	92,544	23,136	20,276	21,109
Accelerated Vesting/SSARs	—	12,286	26,328	10,969
Accelerated Vesting/Stock	—	62,174	244,823	97,144
Total	2,492,544	517.596	696.427	479.222
Death or Disability ($)(5)
Accelerated Vesting/SSARs	—	12,286	26,328	10,969
Accelerated Vesting/Stock	—	—	—	—
Total	—	12,286	26,328	10,969

(1)  A “voluntary termination” includes death, disability, or legal incompetence.

(2)  For Mr. Srinivasan, “cause” is defined as (i) conviction of a crime involving misappropriation of money or other property or conviction of a felony, or a guilty plea or plea of nolo contendere with respect to a felony, (ii) conduct that is Prohibited Activity under the non-competition section of his employment agreement, (iii) conduct that breaches his duty of loyalty to the Company or his willful misconduct, any of which materially injures the Company, (iv) a willful and material breach of his material obligations under any agreement entered into between him and the Company that materially injures the Company, or (v) failure to substantially perform his reasonable duties with the Company (other than by reason of his disability) that materially injures the Company. For the other Named Executive Officers, “cause” is defined as (i) breach of employment agreement or any other duty to the Company, (ii) dishonesty, fraud, or failure to abide by the published ethical standards, conflicts of interest, or material breach of Company policy, (iii) conviction of a felony crime or crime involving misappropriation of money or other Company property, or (iv) misconduct, malfeasance, or insubordination. For Mr. Srinivasan, good reason means (i) a reduction in base salary or target bonus opportunity, (ii) a material diminution in authority, duties or responsibilities (including, without limitation, no longer being the CEO of a publicly-traded company or the requirement that he report to anyone other than the Company’s Board of Directors or following a Change in Control he is not made the chief executive officer of the ultimate parent of the resulting entity), (iii) removal as a member of the Board (other than by voluntary resignation), or failure to be appointed to the board of directors of the ultimate parent of any resulting entity following a change in control, (iv) any other action that constitutes a willful and material breach by Agilysys of a material provision of his employment agreement, (v) a material reduction in the benefits provided to him that is not part of a broader reduction of benefits applicable to substantially all other officers of the Company, or (vii) a material breach of his employment agreement by Agilysys, including the failure to pay his current compensation or benefits when due. For the other Named Executive Officers, good reason means (i) a reduction in base salary or target bonus eligibility by more than 10% from its then current level, other than a general reduction in base salary or target bonus eligibility that affects all similarly situated executives in substantially the same proportions, or (ii) at any time prior to a change in control of the Company, the Named Executive Officer no longer reports to the CEO, and the Company fails to cure any such situation within 30 days after notice.

(3)  Health Insurance consists of health care and dental care benefits. The amount reflects reimbursement of COBRA benefits for the applicable period.

(4)  Severance payments in the event of a change of control are subject to a double trigger such that severance benefits are provided only upon a combination of a change of control and a qualified termination. SSARs and restricted shares vest upon a change of control. For SSARs the value of accelerated vesting is calculated using the closing price of $16.70 per share on March 31, 2020, less the exercise price per share for the total number of SSARs accelerated. The value of restricted shares upon vesting reflects that same $16.70 closing price. Values represent potential vesting under a hypothetical change of control situation on March 31, 2020.

(5)  All SSARs vest upon death or disability.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

BENEFICIAL OWNERSHIP OF COMMON SHARES

The following table shows the number of common shares beneficially owned as of July 27, 2020, by (i) each current director; (ii) our Named Executive Officers employed with the Company on July 27, 2020; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to beneficially own more than 5% of our common shares. Percent of common shares are calculated based on 25,324,975 shares of common stock, consisting of 23,589,518 shares of common stock outstanding on July 27, 2020, and 1,735,457 shares of common stock into which 1,735,457 shares Series A Convertible Preferred Stock outstanding on July 27, 2020, are now convertible.

Name	Common Shares	Common Shares Subject to Exercisable Options	Restricted Common Shares	Total Common Shares Beneficially Owned (1)	Percent of Class	Series A Convertible Preferred Shares (2)	Percent of Class
Directors and Nominees
Donald Colvin	25,044	—	—	25,044	*	—	*
Dana Jones	6,118	—	—	6,118	*	—	*
Jerry Jones	49,984	—	—	49,984	*	—	*
Michael A. Kaufman (3)	4,144,214	—	—	4,144,214	16.3	1,735,457	100
Melvin Keating	31,888	—	—	31,888	*	—	*
John Mutch	34,278	—	—	34,278	*	—	*
Named Executive Officers
Ramesh Srinivasan	242,062	695,970	—	938,032	3.6	—	*
Tony Pritchett (4)	30,187	47,657	3,458	81,302	*	—	*
Kyle Badger	96,834	89,874	3,723	190,431	*	—	*
Prabuddha Biswas	23,981	24,440	15,545	63,966	*	—	*
Don DeMarinis	5,575	11,817	4,157	21,549	*	—	*
All directors and executive officers	4,715,029	940,000	71,766	5,696,675	21.7	1,735,457	100
Other Beneficial Owners
MAK Capital One LLC et al 590 Madison Avenue, 9th Floor New York, New York 10022	3,952,064 (3)				15.6	—	*
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	3,213,913 (5)				12.7	—	*
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas, 78746	1,548,528 (6)				6.1	—	*
The Vanguard Group, Inc. PO Box 2600 V26 Valley Forge, PA 19482-2600	1,309,177 (7)				5.1	—	*

1

* Less than 1%.

(1)Unless otherwise noted, beneficial ownership of the shares comprises both sole voting and dispositive power or voting and dispositive power that is shared with a spouse, except for restricted shares for which the individual has sole voting power but no dispositive power until such shares vest.

(2)Each share of Series A Convertible Preferred Stock is convertible into one share of common stock, at any time on a one-for-one basis, subject to anti-dilution adjustment and certain approvals, if required, and has no expiration date.

(3) As reported on a Schedule 13D/A dated May 22, 2020. MAK Capital One L.L.C. (“MAK Capital”) holds 3,952,064 shares of common stock, representing 15.6% of the outstanding shares. Mr. Kaufman holds 4,133,991 shares of common stock, representing 16.3% of the outstanding Shares. MAK Capital Fund LP (“MAK Fund”) holds 3,498,408 shares of Common Stock, representing 13.8% of the outstanding shares. MAK Capital Distressed Debt Fund I, LP (“MAK CDD Fund”) holds 297,507 Shares, representing 1.2% of the outstanding shares. MAK GP LLC holds 181,927 shares of common stock, representing 0.7% of the outstanding Shares. MAK Capital acts as the investment manager of MAK Fund and MAK CDD Fund. Michael A. Kaufman is the managing member of MAK Capital. Each of MAK Fund and MAK CDD Fund shares voting power and investment power with MAK Capital and Mr. Kaufman. MAK GP shares voting power and investment power with MAK Capital and Mr. Kaufman. The address of MAK Capital One LLC, MAK GP LLC, MAK CDD Fund and Mr. Kaufman is 590 Madison Avenue, 9th Floor, New York, NY 10022. The address of MAK Fund is c/o Dundee Leeds Management Services Ltd., 129 Front Street, Hamilton, HM 12, Bermuda.

(4)Mr. Pritchett’s beneficial ownership information is as of June 30, 2020, his last day of employment with the Company.

(5)As reported on a Schedule 13G/A dated February 3, 2020. Blackrock, Inc. has sole voting power with respect to 3,176,092 shares and sole dispositive power with respect to all the shares. The address of Blackrock, Inc. is BlackRock, Inc., 55 East 52nd Street, New York, NY 10055

(6)As reported on a Schedule 13G/A dated February 12, 2020. Dimensional Fund Advisors LP has sole voting power with respect to 1,472,027 shares and sole dispositive power with respect to all the shares. The address for Dimensional Fund Advisors LP is 6300 Bee Cave Road, Austin, TX 78746.

(7)As reported on a Schedule 13G dated February 10, 2020.The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of March 31, 2020.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (2011 and 2016 Stock Incentive Plans)	1,644,888	$21.06	868,864

Equity compensation plans not approved by shareholders	—	—	—
Total	1,644,888	$21.06	868,864

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

Issuance of Convertible Preferred Stock

On May 22, 2020, the Company completed the issuance and sale of 1,735,457 shares of Convertible Preferred Stock to MAK Capital Fund L.P., a Bermuda Islands limited partnership and MAK Capital Distressed Debt Fund I, LP, a Delaware limited partnership (the “Related Purchasers”) pursuant to the terms of the Investment Agreement, dated as of May 11, 2020, between the Company and MAK Capital.  The terms of the Convertible Preferred Stock are set forth in the Certificate of Amendment to the Amended Articles of Incorporation of the Company, which was filed with the Secretary of State of the State of Ohio on May 22, 2020.  The terms of the transaction were reviewed and approved by a special Transaction Committee of independent directors, which engaged J. Wood Capital Advisors as financial advisor.

On May 22, 2020, the Company and the Related Purchasers also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Related Purchasers certain customary demand, shelf and piggyback registration rights. Under the Registration Rights Agreement, the Company is required to use its reasonable best efforts to file within three months of the closing of the transactions contemplated by the Investment Agreement (the “Closing”), and cause to be declared effective as promptly as practicable after the filing thereof and no later than six months of the date of the Closing, a shelf registration statement registering the public resale of the shares of common stock of the Company issuable upon conversion of the Convertible Preferred Stock.

Policy on Approval of Related Person Transactions

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

DIRECTOR INDEPENDENCE

NASDAQ listing standards provide that at least a majority of the members of the board of directors must be independent, meaning free of any material relationship with the Company, other than his or her relationship as a director. The Guidelines state that the board of directors should consist of a substantial majority of independent directors. A director is not independent if he or she fails to satisfy the standards for director independence under NASDAQ listing standards, the rules of the SEC, and any other applicable laws, rules, and regulations. During the board of directors’ annual review of director independence, the board of directors considers transactions, relationships, and arrangements, if any, between each director or a director’s immediate family members and the Company or its management. In May 2020, the board of directors performed its annual director independence review and, as a result, determined that each of Donald Colvin, Dana Jones, Jerry Jones, Michael A. Kaufman, Melvin Keating, and John Mutch qualify as independent directors. Ramesh Srinivasan is not independent because of his service as President and CEO of the Company.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee reviewed the fees of Grant Thornton LLP, our Independent Accountant for fiscal year 2020. Fees for services rendered by Grant Thornton for fiscal years 2020 and 2019 were:

Fiscal Year	Audit Fees ($)	Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)
2020	660,565	10,993	2,561	—
2019	718,434	—	10,274	—

“Audit Fees” consist of fees billed for professional services provided for the annual audit of our financial statements, annual audit of internal control over financial reporting, review of the interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings. “Audit- Related Fees” relate to professional services that are reasonably related to the performance of the audit or review of our financial statements. “Tax Fees” include tax compliance and tax consulting services. “All Other Fees” relate to professional services not included in the foregoing categories, including services related to other regulatory reporting requirements.

The Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy to ensure compliance with SEC and other rules and regulations relating to auditor independence, with the goal of safeguarding the continued independence of our Independent Accountant. The Pre-Approval Policy sets forth the procedures and conditions pursuant to which audit, review, and attest services and non-audit services to be provided to the Company by our Independent Accountant may be pre-approved. The Audit Committee is required to pre-approve the audit and non- audit services performed by our Independent Accountant to assure that the provision of such services does not impair independence. Unless a type of service to be provided has received pre-approval as set forth in the Pre-Approval Policy, it will require separate pre-approval by the Audit Committee before commencement of the engagement. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require separate pre-approval by the Audit Committee. All audit, non-audit, and tax services were pre-approved by the Audit Committee during fiscal years 2020 and 2019.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements.  The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of March 31, 2020 and 2019*

Consolidated Statements of Operations for the years ended March 31, 2020, 2019, and 2018*

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2020, 2019, and 2018*

Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019, and 2018*

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2020, 2019, and 2018*

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

(a)(3) Exhibits.  Exhibits included herein and those incorporated by reference are listed in the Exhibit Index of this Annual Report.]

* Previously filed with the Annual Report on Form 10-K filed with the SEC on May 22, 2020, which is being amended hereby.

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

**10.11	SSAR Agreement dated February 10, 2020, by and between Agilysys, Inc. and Ramesh Srinivasan.

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

***31.4	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

***31.5	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

***31.6	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

*	Denotes a management contract or compensatory plan or arrangement.

**	Previously filed with the Annual Report on Form 10-K filed with the SEC on May 22, 2020, which is being amended hereby.

***	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on July 29, 2020.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2020.

Signature	Title

/s/ Ramesh Srinivasan	President, Chief Executive Officer and Director
Ramesh Srinivasan	(Principal Executive Officer)

/s/ William David Wood III	Chief Financial Officer,
William David Wood III	(Principal Financial Officer)

/s/ Chris J. Robertson	Corporate Controller and Treasurer
Chris J. Robertson	(Principal Accounting Officer)

/s/ Michael A. Kaufman	Chairman and Director
Michael A. Kaufman

/s/ Donald A. Colvin	Director
Donald A. Colvin

/s/ Gerald C. Jones	Director
Gerald C. Jones

/s/ John Mutch	Director
John Mutch

/s/ Melvin L. Keating	Director
Melvin L. Keating

/s/ Dana Jones	Director
Dana Jones