Form 10-Q
period 2020-06-30
AGILYSYS INC
filed 2020-07-31
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	AGYS	NASDAQ

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of July 28, 2020 was 23,589,518.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 Unaudited	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$74,604	$46,653
Accounts receivable, net of allowance for expected credit losses of $1,458 and for doubtful accounts of $1,634, respectively	30,494	35,869
Contract assets	2,677	2,125
Inventories	2,760	3,887
Prepaid expenses and other current assets	6,407	4,874
Total current assets	116,942	93,408
Property and equipment, net	11,113	12,230
Operating lease right-of-use assets	13,050	13,829
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	852	764
Other non-current assets	6,124	6,309
Total assets	$176,103	$154,562
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,439	$13,403
Contract liabilities	38,149	42,244
Accrued liabilities	8,801	9,033
Operating lease liabilities, current	4,641	4,719
Finance lease obligations, current	24	24
Total current liabilities	56,054	69,423
Deferred income taxes, non-current	884	880
Operating lease liabilities, non-current	9,810	10,617
Finance lease obligations, non-current	20	25
Other non-current liabilities	2,786	1,860
Commitments and contingencies (see Note 8)
Series A convertible preferred stock, no par value	35,199	—
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,612,924 and 23,609,398 shares outstanding at June 30, 2020 and March 31, 2020, respectively	9,482	9,482
Treasury shares, 7,993,907 and 7,997,433 at June 30, 2020 and March 31, 2020, respectively	(2,399)	(2,401)
Capital in excess of stated value	6,760	5,491
Retained earnings	57,331	58,984
Accumulated other comprehensive income	176	201
Total shareholders' equity	71,350	71,757
Total liabilities and shareholders' equity	$176,103	$154,562

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net revenue:
Products	$5,239	$10,869
Support, maintenance and subscription services	20,497	20,082
Professional services	4,071	7,438
Total net revenue	29,807	38,389
Cost of goods sold:
Products (inclusive of developed technology amortization)	3,015	8,623
Support, maintenance and subscription services	4,306	4,181
Professional services	3,936	5,571
Total cost of goods sold	11,257	18,375
Gross profit	18,550	20,014
Gross profit margin	62.2%	52.1%
Operating expenses:
Product development	8,266	10,064
Sales and marketing	2,601	4,498
General and administrative	5,719	5,874
Depreciation of fixed assets	723	213
Amortization of intangibles	461	678
Severance and other charges	1,203	231
Total operating expense	18,973	21,558
Operating loss	(423)	(1,544)
Other (income) expense:
Interest income	(21)	(80)
Interest expense	1	1
Other expense, net	106	85
Loss before taxes	(509)	(1,550)
Income tax expense	8	25
Net loss	$(517)	$(1,575)
Series A convertible preferred stock issuance costs	(937)	-
Series A convertible preferred stock dividends	(199)	-
Net loss available to common shareholders	$(1,653)	$(1,575)

Weighted average shares outstanding - basic and diluted	23,405	23,212

Net loss per share - basic and diluted:	$(0.07)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net loss	$(517)	$(1,575)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(25)	(95)
Total comprehensive loss	$(542)	$(1,670)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(517)	$(1,575)
Adjustments to reconcile loss from operations to net cash used in operating activities
Depreciation	723	213
Amortization of intangibles	461	678
Amortization of developed technology	—	3,175
Deferred income taxes	(84)	5
Share-based compensation	1,426	482
Changes in operating assets and liabilities	(6,938)	(4,891)
Net cash used in operating activities	(4,929)	(1,913)
Investing activities
Capital expenditures	(243)	(571)
Additional investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(245)	(573)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(934)	(1,026)
Series A convertible preferred stock issuance proceeds, net of issuance costs	34,063	—
Principal payments under long-term obligations	(6)	(2)
Net cash provided by (used in) financing activities	33,123	(1,028)
Effect of exchange rate changes on cash	2	(24)
Net increase (decrease) in cash and cash equivalents	27,951	(3,538)
Cash and cash equivalents at beginning of period	46,653	40,771
Cash and cash equivalents at end of period	$74,604	$37,233

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive loss	Total

Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	1,067	—	—	1,067
Restricted shares issued, net	—	—	168	51	(51)	—	—	—
Shares issued upon exercise of SSARs	—	—	14	4	(4)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(4)	(1)	(95)	—	—	(96)
Net loss	—	—	—	—	—	(1,575)	—	(1,575)
Unrealized translation adjustments	—	—	—	—	—	—	(95)	(95)
Balance at June 30, 2019	31,607	$9,482	(7,927)	$(2,379)	$1,698	$91,476	$(354)	$99,923

Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	1,426	—	—	1,426
Restricted shares issued, net	—	—	(14)	(4)	4	—	—	—
Shares issued upon exercise of SSARs	—	—	25	8	(8)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(8)	(2)	(153)	—	—	(155)
Net loss	—	—	—	—	—	(517)	—	(517)
Series A convertible preferred stock issuance costs	—	—	—	—	—	(937)	—	(937)
Series A convertible preferred stock dividends	—	—	—	—	—	(199)	—	(199)
Unrealized translation adjustments	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2020	31,607	$9,482	(7,994)	$(2,399)	$6,760	$57,331	$176	$71,350

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all geographic regions in which we do business, and government authorities around the world have implemented extensive measures attempting to contain the spread and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, closures of non-essential businesses, and social distancing requirements. The global spread of COVID-19 and the actions taken in response have negatively impacted us, our customers, our suppliers and the many communities in which we do business. The overall extent and duration of economic and business disruption is not currently known. In response to these challenges, we quickly adjusted our business policies and practices for employees to work from home and have taken other measures to continue our operations with safety as our priority.

We continuously monitor and assess the impact of the COVID-19 pandemic, including recommendations and orders from government and public health authorities. We are working to help our customers maintain their operations during this difficult time while managing our teams to be prepared for continuously changing demand for our products and services.

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview— Recent Developments” of this report for a more detailed discussion of the impact of COVID-19 on our business.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2021 refers to the fiscal year ending March 31, 2021.

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

The Condensed Consolidated Balance Sheet as of June 30, 2020, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2020 and 2019, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission (SEC) on May 22, 2020.

Use of estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Considering the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of June 30, 2020 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2020, included in our Annual Report on Form 10-K. We describe our accounting policy for Series A convertible preferred stock further below. There have been no other material changes to our significant accounting policies from those disclosed therein.

Adopted and Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 addresses the treatment of implementation costs incurred in a hosting arrangement that is a service contract. The update does not impact the accounting for the service element of a hosting arrangement that is a service contract. We adopted ASU 2018-15 as of April 1, 2020 with no impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement. The disclosure requirements of the reasons for transfers between Level 1 and Level 2, the policy for timing transfers between levels, and the valuation process for Level 3 measurements have been removed. Certain modifications were made to required disclosures and additional requirements were established. We adopted ASU 2018-13 as of April 1, 2020 with no impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. We adopted ASU 2017-04 as of April 1, 2020 with no impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company’s financial instruments within the scope of this guidance primarily includes accounts receivable and contract assets. We adopted ASU 2016-13 as of April 1, 2020 under the modified retrospective approach. As a result, comparative information has not been restated and continues to be reported under accounting standards applicable for those periods. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements, including accounting policies, given our limited historical write-off activity.

3. Revenue Recognition

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $5.2 million and $10.9 million, and over time (support, maintenance and subscription services and professional services) totaled $24.6 million and $27.5 million for the three months ended June 30, 2020 and 2019, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $17.5 million and $15.6 million for the three months ended June 30, 2020 and 2019, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $1.4 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2020 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.2 million and $3.3 million of capitalized sales incentive costs as of June 30, 2020 and 2019, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2020 and 2019, we expensed $0.6 million and $1.0 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.3 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	June 30 and March 31, 2020
	Gross			Net
	carrying	Accumulated		carrying
(In thousands)	amount	amortization	Impairment	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$—
Non-competition agreements	2,700	(2,700)	—	—
Developed technology	10,398	(10,398)	—	—
Trade names	230	(230)	—	—
Patented technology	80	(80)	—	—
	24,183	(24,183)	—	—
Trade names	8,400	N/A	—	8,400
Total intangible assets	$32,583	$(24,183)	$—	$8,400

(In thousands)
Total software development costs	$67,541	$(45,535)	$(22,006)	$—

As of March 31, 2020, management determined the net realizable value of the remaining capitalized software development costs for certain solutions within out rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million for the year ended March 31, 2020. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions that made it difficult to project future sales and revenue accurately for the related rGuest solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. The amount of impairment recognized during the year ended March 31, 2020 reduced the carry value of capitalized software development costs to zero with no remaining amortization expense to be recognized in future periods.

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.2 million for the three months ended June 30, 2019. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations.

5. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

	June 30, 2020	March 31, 2020
Accrued liabilities:
Salaries, wages, and related benefits	$6,811	$6,945
Other taxes payable	1,512	1,649
Severance liabilities	103	32
Professional fees	104	50
Other	271	357
Total	$8,801	$9,033
Other non-current liabilities:
Uncertain tax positions	$1,110	$1,103
Asset retirement obligations	170	170
Employee benefit obligations	1,429	511
Other	77	76
Total	$2,786	$1,860

6. Supplemental Disclosures of Cash Flow Information

Additional information related to the consolidated statements of cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019
Cash (receipts) for interest, net	(20)	(79)
Cash payments for income tax, net	134	73
Cash payments for operating leases	1,642	1,014
Cash payments for finance leases	8	8
Accrued capital expenditures	19	51

7. Income Taxes

The following table compares our income tax expense and effective tax rates for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Income tax expense	$8	$25
Effective tax rate	(1.6)%	(1.6)%

For the three months ended June 30, 2020 and 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

We were not a party to the appeal, and it is currently unclear what impact the summary judgement ruling or writ of certiorari may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

9. Loss per Share

The following data shows the amounts used in computing (loss) per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended June 30,
(In thousands, except per share data)	2020	2019
Numerator:
Net loss	$(517)	$(1,575)
Series A convertible preferred stock issuance costs	(937)	—
Series A convertible preferred stock dividends	(199)	—
Net loss available to common shareholders	$(1,653)	$(1,575)

Denominator:
Weighted average shares outstanding - basic and diluted	23,405	23,212

Loss per share - basic and diluted:
Loss per share	$(0.07)	$(0.07)

Anti-dilutive stock options, SSARs, restricted shares, performance shares and preferred shares	3,560	1,273

Basic loss per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 194,587 and 445,829 of restricted shares at June 30, 2020 and 2019, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic loss per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(In thousands)	2020	2019
Product development	$172	$268
Sales and marketing	36	62
General and administrative	1,218	152
Total share-based compensation expense	$1,426	$482

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the three months ended June 30, 2020 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2020	1,644,888	$21.07
Exercised	(56,226)	11.16
Forfeited	(11,276)	18.71
Expired	(88)	14.22
Outstanding at June 30, 2020	1,577,298	$21.44	4.7	$6,028
Exercisable at June 30, 2020	942,608	$12.87	3.8	$5,887
Vested and expected to vest at June 30, 2020	1,577,298	$21.44	4.7	$6,028

As of June 30, 2020, total unrecognized share-based compensation expense related to non-vested SSARs was $4.3 million, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2020 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2020	178,462	$19.89
Forfeited	(13,995)	18.84
Outstanding at June 30, 2020	164,467	$19.98

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2020, total unrecognized share-based compensation expense related to non-vested restricted stock was $1.6 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vest will be based on relative attainment of a performance metric and any unvested shares will forfeit upon settlement of the bonus.

The following table summarizes the activity during the three months ended June 30, 2020 for the performance shares awarded under the 2016 Plan:

(In thousands, except share and per share data)	Number of Shares
Outstanding at April 1, 2020	30,120
Granted	—
Vested	—
Forfeited	—
Outstanding at June 30, 2020	30,120

Based on the performance goals, the Compensation Committee of the board of directors awarded 6,714 of the original 30,120 shares having a value of $0.1 million based on the closing price of the Company’s common stock on July 16, 2020, the date that the Committee made its determination. The remaining 23,406 shares subject to the original annual incentive grant were forfeited and can never be earned by our Chief Executive Officer.

11. Preferred Stock

Series A Convertible Preferred Stock

On May 22, 2020, we completed the sale of 1,735,457 shares of our preferred stock, without par value, designated as “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”) to MAK Capital Fund L.P. and MAK Capital Distressed Debt Fund I, LP (the “Holders”) each, in its capacity as a designee of MAK Capital One LLC (the “Purchaser”), pursuant to the terms of the Investment Agreement, dated as of May 11, 2020, between the Company and the Purchaser, for an aggregate purchase price of $35 million. We incurred issuance costs of $0.9 million. We added all issuance costs that were netted against the proceeds upon issuance of the Convertible Preferred Stock to its redemption value. As disclosed in our Annual Report for the fiscal year ended March 31, 2020, Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital One LLC.

Accounting Policy

We classify convertible preferred stock as temporary equity in the condensed consolidated balance sheets due to certain contingent redemption clauses that are at the election of the Holders. We increase the carrying value of the convertible preferred stock to its redemption value (described below) for all undeclared dividends using the interest method.

The Convertible Preferred Stock has the following rights, preferences and restrictions (the Certificate of Amendment included as Exhibit 3.1 to our Current Report on Form 8-K, filed on May 26, 2020, defines all terms not otherwise defined below):

Voting

The Holders will be entitled to one vote for each share of Convertible Preferred Stock upon all matters presented to the common shareholders of the Company, and except as otherwise provided by the Amended Articles of Incorporation of the Company or required by law, the Holders and common shareholders will vote together as one class on all matters. Additionally, certain matters specific to the Convertible Preferred Stock will require the approval of two-thirds of the outstanding Convertible Preferred Stock, voting as a separate class.

Liquidation Preference

Upon a liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price paid by the Purchaser, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the Holder would have been entitled to receive at such time if the Convertible Preferred Stock were converted into common stock.

Redemption

On and after the fifth anniversary of the date the Convertible Preferred Stock is initially issued, the Company will have the right, and the Holders will have the right to require the Company, in each case, at the initiating party’s election, to redeem all, but not less than all, of the then-outstanding Convertible Preferred Stock for an amount equal to the Liquidation Preference.

Conversion

Each Holder will have the right, at its option, to convert its Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of common stock at a conversion price equal to $20.1676 per share (as may be adjusted from time to time, as described in the Certificate of Amendment).

Subject to certain conditions, the Company may, at its option, require conversion of all of the outstanding shares of Convertible Preferred Stock to common stock if, at any time after November 22, 2023, the daily volume-weighted average price of the Company’s common stock is at least 150% of the conversion price for at least 20 trading days during the 30 consecutive trading days immediately preceding the date the Company notifies the Holders of the election to convert.

Dividends

The Holders are entitled to dividends on the Liquidation Preference at the rate of 5.25% per annum, payable semi-annually either (i) 50% in cash and 50% in kind as an increase in the then-current Liquidation Preference or (ii) 100% in cash, at the option of the Company. The Holders are not entitled to participate in dividends declared or paid on the common stock on an as-converted basis; however, certain anti-dilution adjustments to the Convertible Preferred Stock may be made in the event of such dividends.

The Convertible Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Upon a liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the Liquidation Preference and (ii) the amount that the Holder would have been entitled to receive at such time if the Convertible Preferred Stock were converted into common stock.

Change in Control Events

Upon certain change of control events involving the Company, the Company has the right, and each Holder has the right, in each case, at the initiating party’s election, to require the Company to repurchase all or a portion of its then-outstanding shares of Convertible Preferred Stock for cash consideration equal to (i) 150% of the then-current Liquidation Preference for a change of control occurring prior to the third anniversary of the date the Convertible Preferred Stock is initially issued, (ii) 125% of the then-current Liquidation Preference for a change of control occurring on or following the third anniversary and prior to the fifth anniversary of the date the Convertible Preferred Stock is initially issued and (iii) 100% of the then-current Liquidation Preference for a change of control occurring on or following the fifth anniversary of the date the Convertible Preferred Stock is initially issued.

Standstill Restrictions

The Purchaser and its affiliates are subject to certain customary standstill provisions that restrict them from, among other actions, acquiring additional securities of the Company if such acquisition would result in the Purchaser beneficially owning in excess of 25% of the outstanding shares of common stock of the Company until the later of the third anniversary of the date the Convertible Preferred Stock is initially issued and the date on which the Purchaser no longer has record or beneficial ownership of common stock and Convertible Preferred Stock that constitute at least 10% of the outstanding common stock.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2020. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 29 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2020 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all geographic regions in which we do business, and government authorities around the world have implemented extensive measures attempting to contain the spread and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, closures of non-essential businesses, and social distancing requirements. The global spread of COVID-19 and the actions taken in response have negatively impacted us, our customers, our suppliers and the many communities in which we do business. The overall extent and duration of economic and business disruption is not currently known. In response to these challenges, we quickly adjusted our business policies and practices for employees to work from home and have taken other measures to continue our operations with safety as our priority.

We continuously monitor and assess the impact of the COVID-19 pandemic, including recommendations and orders from government and public health authorities. We are working to help our customers maintain their operations during this difficult time while managing our teams to be prepared for continuously changing demand for our products and services.

During the first quarter, revenue was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of various one-time recurring revenue related and other concessions we have given to customers to help them during this time of need. Due to the pandemic, we have seen a reduction or delay in customer contracts and we have been unable to conduct face-to-face meetings with existing or prospective customers, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates during the first quarter. We have also begun to offer new software modules of our solutions designed to help our customers address challenges created by the pandemic now and into the future. Despite our strong first quarter recurring renewal rates and new solution offerings, we cannot predict how the pandemic will impact our results in future periods, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or maintenance arrangements, or travel restrictions and site access restrictions remain necessary.

We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These modifications may continue to delay or reduce sales and harm productivity and collaboration. In addition, during the first quarter of our fiscal 2021, we reduced discretionary costs, implemented a hiring freeze on non-essential positions and reduced payroll and related costs through layoffs, employee furloughs, employee retirement benefit limitations, and salary decreases for executive team members and certain other employees of the Company. These actions may have an adverse impact on us, particularly if they remain in place for an extended period.

We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on our consolidated financial condition or results of operations as of and for the quarter ended June 30, 2020. However, we plan to continue deferring the timing of employer payroll tax payments and accelerating the refund of AMT credits as permitted by the CARES Act.

MAK Capital Investment

In May 2020, we entered into an agreement to sell to MAK Capital One, LLC (“MAK Capital”) $35 million of convertible preferred stock carrying a 5.25% dividend that will be convertible into shares of the Company’s common stock. The transaction resulted in the issuance of 1,735,457 preferred shares which added $35 million in preferred stock to the Company’s balance sheet and increased our cash balance by the $35 million investment less closing costs of $0.9 million. The 5.25% dividends will accumulate and increase the liquidation preference of the preferred stock for any undeclared amounts.

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

We strive to increase shareholder value by improving operating and financial performance and profitably growing the business through superior products and services. To that end, we expect to invest a certain portion of our cash on hand to fund enhancements to existing software products, to develop and market new software products, and to expand our customer breadth, both vertically and geographically.

Our strategic plan specifically focuses on:

•	Putting the customer first with world class support and services
•	Accelerating our product development
•	Improving organizational efficiency and teamwork
•	Developing our employees and leaders
•	Growing revenue by improving the breadth and depth of our product set
•	Growing revenue through international expansion

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

Results of Operations

First Fiscal Quarter 2021 Compared to First Fiscal Quarter 2020

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,		Increase (decrease)
	2020	2019	$	%
Net revenue:
Products	$5,239	$10,869	$(5,630)	-51.8%
Support, maintenance and subscription services	20,497	20,082	415	2.1
Professional services	4,071	7,438	(3,367)	-45.3
Total net revenue	29,807	38,389	(8,582)	-22.4
Cost of goods sold:
Products (inclusive of developed technology amortization)	3,015	8,623	(5,608)	-65.0
Support, maintenance and subscription services	4,306	4,181	125	3.0
Professional services	3,936	5,571	(1,635)	-29.3
Total cost of goods sold	11,257	18,375	(7,118)	-38.7
Gross profit	$18,550	$20,014	$(1,464)	-7.3%
Gross profit margin	62.2%	52.1%
Operating expenses:
Product development	$8,266	$10,064	$(1,798)	-17.9%
Sales and marketing	2,601	4,498	(1,897)	(42.2)
General and administrative	5,719	5,874	(155)	-2.6
Depreciation of fixed assets	723	213	510	239.4
Amortization of intangibles	461	678	(217)	(32.0)
Severance and other charges	1,203	231	972	420.8
Operating loss	$(423)	$(1,544)	$1,121	(72.6)%
Operating loss percentage	(1.4)%	(4.0)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2020	2019
Net revenue:
Products	17.6%	28.3%
Support, maintenance and subscription services	68.8	52.3
Professional services	13.6	19.4
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	10.1%	22.5%
Support, maintenance and subscription services	14.4	10.9
Professional services	13.3	14.5
Total cost of goods sold	37.8%	47.9%
Gross profit	62.2%	52.1%
Operating expenses:
Product development	27.7%	26.2%
Sales and marketing	8.7	11.7
General and administrative	19.2	15.3
Depreciation of fixed assets	2.5	0.5
Amortization of intangibles	1.5	1.8
Severance and other charges	4.0	0.6
Operating loss	(1.4)%	(4.0)%

Net revenue. Total net revenue decreased $8.6 million, or 22.4%, during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Products revenue decreased $5.6 million, or 51.8%, due to lower sales combined with delayed deliveries resulting from customer restrictions including temporary site closures in response to the COVID-19 pandemic. Support, maintenance and subscription services revenue increased $0.4 million, or 2.1%, compared to the first quarter of fiscal 2020 driven by continued growth in subscription-based service revenue, which increased 8.6% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The growth rate in our support, maintenance and subscription services is significantly lower than we have reported in recent quarters due to one-time COVID-19 related financial relief we provided to certain customers during the first quarter of fiscal 2021 to help them as they deal with temporary site closures during the period. Professional services revenue decreased $3.4 million, or 45.3%, due to lower sales combined with delayed installations and integration of our software solutions resulting from travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Gross profit and gross profit margin. Our total gross profit decreased $1.5 million, or 7.3%, for the first quarter of fiscal 2021 and total gross profit margin increased from 52.1% to 62.2%. Products gross profit was flat at $2.2 million for the three months ended June 30, 2021 and 2020, respectively. Products gross profit margin increased from 20.7% to 42.5% due to the absence of software development cost amortization during the first quarter of fiscal 2021 following the impairment of our rGuest suite of products during the fourth quarter of fiscal 2020 (see further discussion of the impairment in Note 4 to the condensed consolidated financial statements). Support, maintenance and subscription services gross profit increased $0.3 million and gross profit margin decreased 19 basis points to 79.0%. The margin decrease is the result of the COVID-19 related financial relief we provided to certain customers during the first fiscal quarter of fiscal 2021. Professional services gross profit decreased $1.7 million and gross profit margin decreased from 25.1% to 3.3% due to the drop in demand for professional services due to travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, decreased $3.6 million, or 16.7%, during the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020.

Product development. Product development decreased $1.8 million, or 17.9%, in the first quarter of fiscal 2021 due to employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits, a temporary hiring freeze effectively eliminating recruiting fees, and significantly reduced travel and outside service expenses due to employees working from home.

Sales and marketing. Sales and marketing decreased $1.9 million, or 42.2%, in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 due to employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits, significantly reduced travel and the absence of in-person trade shows and conference activity.

General and administrative. General and administrative decreased by $0.2 million, or 2.6%, in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 due to employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits offset by an increase in share-based compensation.

Severance and other charges. Severance, and other charges increased $1.0 million in the first quarter of fiscal 2021 due to severance charges resulting from layoffs.

Other (Income) Expenses

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expense:
Interest income	$(21)	$(80)	$(59)	(73.8)%
Interest expense	1	1	0	nm
Other expense, net	106	85	(21)	nm
Total other (income) expense, net	$86	$6	$(80)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$8	$25	$17	nm
Effective tax rate	(1.6)%	(1.6)%

nm - not meaningful

For the three months ended June 30, 2020 and 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, certain foreign and state tax effects, and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, payments on indebtedness outstanding, which primarily consists of lease obligations and preferred stock dividends.

At June 30, 2020, 100% of our cash and cash equivalents, of which 96% were located in the United States, were deposited in bank accounts. We believe credit risk is limited with respect to our cash and cash equivalents balances.

The MAK Capital investment increased our cash balance by $34.1 million after closing costs of $0.9 million. As described above under Recent Developments and further in Note 11 to the condensed consolidated financial statements, the transaction resulted in the issuance of 1,735,457 preferred shares with an annual dividend rate of 5.25%.

Our liquidity could be negatively impacted by a decrease in demand for our products and services, including the impact of changes in customer buying behavior due to circumstances over which we have no control, including, but not limited to, the effects of the COVID-19 pandemic. If we require additional funding, for operating needs, a business acquisition or otherwise, we may need access to more capital, which could involve borrowings under a credit facility.

As of June 30, 2020, and March 31, 2019, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

We believe that cash flow from operating activities, cash on hand of $74.6 million as of June 30, 2020 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(4,929)	$(1,913)
Investing activities	(245)	(573)
Financing activities	33,123	(1,028)
Effect of exchange rate changes on cash	2	(24)
Net increase (decrease) in cash and cash equivalents	$27,951	$(3,538)

Cash flow used in operating activities. Cash flow used in operating activities was $4.9 million in the first three months of fiscal 2021. The use of cash was due primarily to the offset of $2.6 million in non-cash expense including depreciation, amortization, and share-based compensation, against our operating loss of $0.5 million and the decrease of $6.9 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow provided by financing activities. During the first three months of fiscal 2021, the $33.1 million provided by financing activities consisted primarily of $34.1 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $0.9 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation. During the first three months of fiscal 2020, the $1.0 million used in financing activities was primarily related to the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of June 30, 2020, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2020. Other than as described in Note 2 to the condensed consolidated financial statements, there have been no material changes in our significant accounting policies and estimates since March 31, 2020.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2020. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2020. There have been no material changes in our market risk exposures since March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant number of our employees are now working from home. The design of our financial reporting processes, systems, and controls allows for remote execution with accessibility to secure data.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller and Treasurer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be achieved. Further, the design of a control system must reflect the impact of resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all possible future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Other than as described below, there have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2020 that may materially affect our business, results of operations, or financial condition.

The full extent to which the COVID-19 pandemic will adversely affect our business and results of operations cannot be predicted at this time. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview— Recent Developments” of this report for a more detailed discussion of the impact of COVID-19 on our business.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILYSYS, INC.

Date:	July 31, 2020	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)