Form 10-Q
period 2020-09-30
AGILYSYS INC
filed 2020-10-28
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of October 23, 2020 was 23,591,213.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 Unaudited	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$85,706	$46,653
Accounts receivable, net of allowance for expected credit losses of $1,209 and for doubtful accounts of $1,634, respectively	20,173	35,869
Contract assets	2,475	2,125
Inventories	2,174	3,887
Prepaid expenses and other current assets	5,016	4,874
Total current assets	115,544	93,408
Property and equipment, net	10,108	12,230
Operating lease right-of-use assets	13,023	13,829
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	1,040	764
Other non-current assets	5,977	6,309
Total assets	$173,714	$154,562
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,176	$13,403
Contract liabilities	30,755	42,244
Accrued liabilities	7,185	9,033
Operating lease liabilities, current	4,638	4,719
Finance lease obligations, current	23	24
Total current liabilities	45,777	69,423
Deferred income taxes, non-current	889	880
Operating lease liabilities, non-current	9,923	10,617
Finance lease obligations, non-current	14	25
Other non-current liabilities	3,728	1,860
Commitments and contingencies (see Note 8)
Series A convertible preferred stock, no par value	35,459	—
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,588,178 and 23,609,398 shares outstanding at September 30, 2020 and March 31, 2020, respectively	9,482	9,482
Treasury shares, 8,018,653 and 7,997,433 at September 30, 2020 and March 31, 2020, respectively	(2,406)	(2,401)
Capital in excess of stated value	8,151	5,491
Retained earnings	62,645	58,984
Accumulated other comprehensive income	52	201
Total shareholders' equity	77,924	71,757
Total liabilities and shareholders' equity	$173,714	$154,562

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue:
Products	$6,559	$11,873	$11,798	$22,742
Support, maintenance and subscription services	22,304	20,329	42,801	40,411
Professional services	5,497	8,520	9,567	15,958
Total net revenue	34,360	40,722	64,166	79,111
Cost of goods sold:
Products (inclusive of developed technology amortization)	2,950	9,794	5,965	18,417
Support, maintenance and subscription services	4,555	4,654	8,860	8,834
Professional services	3,701	6,057	7,638	11,628
Total cost of goods sold	11,206	20,505	22,463	38,879
Gross profit	23,154	20,217	41,703	40,232
Gross profit margin	67.4%	49.6%	65.0%	50.9%
Operating expenses:
Product development	8,257	10,778	16,524	20,842
Sales and marketing	2,350	4,890	4,951	9,389
General and administrative	5,217	6,038	10,936	11,911
Depreciation of fixed assets	715	707	1,438	920
Amortization of intangibles	508	614	968	1,292
Severance and other charges	7	190	1,210	421
Legal settlements, net	50	(119)	50	(119)
Total operating expense	17,104	23,098	36,077	44,656
Operating income (loss)	6,050	(2,881)	5,626	(4,424)
Other (income) expense:
Interest income	(28)	(114)	(49)	(194)
Interest expense	2	2	3	3
Other expense, net	88	108	194	193
Income (loss) before taxes	5,988	(2,877)	5,478	(4,426)
Income tax expense	121	41	128	67
Net income (loss)	$5,867	$(2,918)	$5,350	$(4,493)
Series A convertible preferred stock issuance costs	(94)	-	(1,031)	-
Series A convertible preferred stock dividends	(459)	-	(658)	-
Net income (loss) attributable to common shareholders	$5,314	$(2,918)	$3,661	$(4,493)

Weighted average shares outstanding - basic	23,424	23,238	23,415	23,225

Net income (loss) per share - basic:	$0.23	$(0.13)	$0.16	$(0.19)

Weighted average shares outstanding - diluted	23,866	23,238	23,849	23,225

Net income (loss) per share - diluted:	$0.22	$(0.13)	$0.15	$(0.19)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,867	$(2,918)	$5,350	$(4,493)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	(124)	156	(149)	61
Total comprehensive income (loss)	$5,743	$(2,762)	$5,201	$(4,432)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$5,350	$(4,493)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities
Depreciation	1,438	920
Amortization of intangibles	968	1,292
Amortization of developed technology	—	6,303
Deferred income taxes	(269)	(239)
Share-based compensation	2,682	1,827
Changes in operating assets and liabilities	(3,527)	(4,376)
Net cash provided by operating activities	6,642	1,234
Investing activities
Capital expenditures	(471)	(1,940)
Additional investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(473)	(1,942)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(959)	(1,053)
Series A convertible preferred stock issuance proceeds, net of issuance costs	33,969	—
Payment of preferred stock dividends	(199)	—
Principal payments under long-term obligations	(12)	(12)
Net cash provided by (used in) financing activities	32,799	(1,065)
Effect of exchange rate changes on cash	85	(83)
Net increase (decrease) in cash and cash equivalents	39,053	(1,856)
Cash and cash equivalents at beginning of period	46,653	40,771
Cash and cash equivalents at end of period	$85,706	$38,915

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2020	31,607	$9,482	(7,994)	$(2,399)	$6,760	$57,331	$176	$71,350
Share-based compensation	—	—	—	—	1,409	—	—	1,409
Restricted shares issued, net	—	—	(27)	(8)	8	—	—	—
Shares issued upon exercise of SSARs	—	—	3	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(1)	—	(25)	—	—	(25)
Net income	—	—	—	—	—	5,867	—	5,867
Series A convertible preferred stock issuance costs	—	—	—	—	—	(94)	—	(94)
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(124)	(124)
Balance at September 30, 2020	31,607	$9,482	(8,019)	$(2,406)	$8,151	$62,645	$52	$77,924

	Three Months Ended September 30, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2019	31,607	$9,482	(7,927)	$(2,379)	$1,698	$91,476	$(354)	$99,923
Share-based compensation	—	—	—	—	1,228	—	—	1,228
Restricted shares issued, net	—	—	(24)	(8)	8	—	—	—
Shares issued upon exercise of SSARs	—	—	3	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(1)	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	(2,918)	—	(2,918)
Unrealized translation adjustments	—	—	—	—	—	—	156	156
Balance at September 30, 2019	31,607	$9,482	(7,949)	$(2,386)	$2,909	$88,558	$(198)	$98,365

	Six Months Ended September 30, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	2,835	—	—	2,835
Restricted shares issued, net	—	—	(41)	(12)	12	—	—	—
Shares issued upon exercise of SSARs	—	—	28	9	(9)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(9)	(2)	(178)	—	—	(180)
Net income	—	—	—	—	—	5,350	—	5,350
Series A convertible preferred stock issuance costs	—	—	—	—	—	(1,031)	—	(1,031)
Series A convertible preferred stock dividends	—	—	—	—	—	(658)	—	(658)
Unrealized translation adjustments	—	—	—	—	—	—	(149)	(149)
Balance at September 30, 2020	31,607	$9,482	(8,019)	$(2,406)	$8,151	$62,645	$52	$77,924

	Six Months Ended September 30, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	2,295	—	—	2,295
Restricted shares issued, net	—	—	144	43	(43)	—	—	—
Shares issued upon exercise of SSARs	—	—	17	5	(5)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(5)	(1)	(119)	—	—	(120)
Net loss	—	—	—	—	—	(4,493)	—	(4,493)
Unrealized translation adjustments	—	—	—	—	—	—	61	61
Balance at September 30, 2019	31,607	$9,482	(7,949)	$(2,386)	$2,909	$88,558	$(198)	$98,365

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

The Condensed Consolidated Balance Sheet as of September 30, 2020, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity for the three months and six months ended September 30, 2020 and 2019, and Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Considering the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of September 30, 2020 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Adopted and Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. The new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes, and is meant to simplify and reduce the cost of accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently reviewing this standard but do not expect it will have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $6.6 million and $11.8 million, and $11.9 million and $22.7 million for the first three and six months ended September 30, 2020 and 2019. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $27.8 million and $52.4 million, and $28.8 million and $56.4 million for the three and six months ended September 30, 2020 and 2019, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $12.1 million and $10.5 million for the three months ended September 30, 2020 and 2019, respectively, and $30.5 million and $26.0 million for the six months ended September 30, 2020 and 2019, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.2 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $2.4 million for the six months ended September 30, 2020 and 2019, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2020 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.1 million and $3.4 million of capitalized sales incentive costs as of September 30, 2020 and 2019, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2020, we expensed $0.7 million and $1.3 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.7 million, respectively. During the comparable periods ending September 30, 2019, we expensed $1.2 million and $2.2 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.7 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	September 30 and March 31, 2020
	Gross			Net
	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$—	$—
Non-competition agreements	2,700	(2,700)	—	—
Developed technology	10,398	(10,398)	—	—
Trade names	230	(230)	—	—
Patented technology	80	(80)	—	—
	24,183	(24,183)	—	—
Trade names	8,400	N/A	—	8,400
Total intangible assets	$32,583	$(24,183)	$—	$8,400
(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$—

As of March 31, 2020, management determined the net realizable value of the remaining capitalized software development costs for certain solutions within our rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million for the year ended March 31, 2020. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions that made it difficult to project future sales and revenue accurately for the related rGuest solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. The amount of impairment recognized during the year ended March 31, 2020 reduced the carry value of capitalized software development costs to zero with no remaining amortization expense to be recognized in future periods.

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.1 million and $6.3 million for the three and six months ended September 30, 2019. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations.

5. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

	September 30, 2020	March 31, 2020
Accrued liabilities:
Salaries, wages, and related benefits	$4,793	$6,945
Other taxes payable	1,835	1,649
Accrued legal settlements	50	—
Severance liabilities	100	32
Professional fees	93	50
Other	314	357
Total	$7,185	$9,033
Other non-current liabilities:
Uncertain tax positions	$1,116	$1,103
Asset retirement obligations	170	170
Payroll taxes deferred under CARES Act	1,287	—
Employee benefit obligations	1,081	511
Other	74	76
Total	$3,728	$1,860

6. Supplemental Disclosures of Cash Flow Information

Additional information related to the consolidated statements of cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2020	2019
Cash (receipts) for interest, net	$(46)	$(191)
Cash payments for income taxes, net	167	247
Cash payments for operating leases	3,002	2,210
Cash payments for finance leases	14	18
Accrued capital expenditures	12	125

7. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

Income tax expense	$121	$41	$128	$67
Effective tax rate	2.0%	(1.4)%	2.3%	(1.5)%

For the three and six months ended September 30, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three and six months ended September 30, 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

Because of our losses in prior periods, we have recorded and maintain a valuation allowance offsetting substantially all of our deferred tax assets in the U.S. and certain foreign jurisdictions, as management believes that it is more likely than not that we will not realize the benefits of these deductible differences. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides, among other provisions, for the deferral of the employer-paid portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g. restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. In November 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s summary judgement with respect to all claims except for two, which were not asserted against Agilysys. Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. Subsequently, Ameranth filed further pleading amendments and discovery requests with the District Court, which were opposed by the defendants.

We were not a party to the appeal, and it is currently unclear what impact the summary judgement ruling may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

9. Income (Loss) per Share

The following data shows the amounts used in computing income (loss) per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$5,867	$(2,918)	$5,350	$(4,493)
Series A convertible preferred stock issuance costs	(94)	—	(1,031)	—
Series A convertible preferred stock dividends	(459)	—	(658)	—
Net income (loss) attributable to common shareholders	$5,314	$(2,918)	$3,661	$(4,493)

Denominator:
Weighted average shares outstanding - basic	23,424	23,238	23,415	23,225
Dilutive SSARs	342	—	329	—
Dilutive unvested restricted shares	100	—	105	—
Weighted average shares outstanding - diluted	23,866	23,238	23,849	23,225

Income (loss) per share - basic:	$0.23	$(0.13)	$0.16	$(0.19)
Income (loss) per share - diluted:	$0.22	$(0.13)	$0.15	$(0.19)

Anti-dilutive stock options, SSARs, restricted shares, performance shares and preferred shares	2,415	1,494	2,418	1,386

Basic income (loss) per share is computed as net income (loss) attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 161,042 and 418,854 of restricted shares at September 30, 2020 and 2019, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share at the balance sheet dates.

Diluted income (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights ("SSARs"), unvested restricted shares, unvested performance shares, and preferred shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive.

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

The following table summarizes the share-based compensation expense for SSARs, restricted and performance awards included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Product development	$239	$672	$411	$940
Sales and marketing	34	51	70	113
General and administrative	983	622	2,201	774
Total share-based compensation expense	$1,256	$1,345	$2,682	$1,827

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the six months ended September 30, 2020 for SSARs awarded under the 2011 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
(In thousands, except share and per share data)		(per right)	(in years)
Outstanding at April 1, 2020	1,644,888	$21.07
Exercised	(63,872)	11.64
Forfeited	(11,430)	18.65
Expired	(1,522)	14.22
Outstanding at September 30, 2020	1,568,064	$21.48	4.4	$11,674
Exercisable at September 30, 2020	973,110	$13.82	3.7	$11,214
Vested and expected to vest at September 30, 2020	1,568,064	$21.48	4.4	$11,674

As of September 30, 2020, total unrecognized share-based compensation expense related to unvested SSARs was $3.4 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2020 for restricted shares awarded under the 2011 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(In thousands, except share and per share data)		(per share)
Outstanding at April 1, 2020	178,462	$19.89
Forfeited	(17,420)	19.03
Outstanding at September 30, 2020	161,042	$19.98

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2020, total unrecognized share-based compensation expense related to unvested restricted stock was $1.2 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vested were based on relative attainment of a performance metric and any unvested shares were forfeited upon settlement of the bonus.

The following table summarizes the activity during the six months ended September 30, 2020 for the performance shares awarded under the 2016 Plan:

(In thousands, except share and per share data)	Number of Shares
Outstanding at April 1, 2020	30,120
Granted	—
Vested	(6,714)
Forfeited	(23,406)
Outstanding at September 30, 2020	—

11. Preferred Stock

Series A Convertible Preferred Stock

On May 22, 2020, we completed the sale of 1,735,457 shares of our preferred stock, without par value, designated as “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”) to MAK Capital Fund L.P. and MAK Capital Distressed Debt Fund I, LP (the “Holders”) each, in its capacity as a designee of MAK Capital One LLC (the “Purchaser”), pursuant to the terms of the Investment Agreement, dated as of May 11, 2020, between the Company and the Purchaser, for an aggregate purchase price of $35 million. We incurred issuance costs of $1.0 million. We added all issuance costs that were netted against the proceeds upon issuance of the Convertible Preferred Stock to its redemption value. As disclosed in our Annual Report for the fiscal year ended March 31, 2020, Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital One LLC.

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

During the first half of our fiscal 2021, revenue was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of various one-time recurring revenue related and other concessions we have given to customers to help them during this time of need. Due to the pandemic, we have seen a reduction or delay in customer contracts, and we have been unable to conduct face-to-face meetings with existing or prospective customers, present in-person demonstrations of our solutions, or host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates during the first half of the fiscal year. We also have an expanded product base that includes new products which allow for contactless capabilities and other features which help promote social distancing and guest safety. Despite our strong first half recurring renewal rates and new solution offerings, we cannot predict how the pandemic will impact our results in future periods, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or maintenance arrangements, or travel restrictions and site access restrictions remain necessary.

We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These modifications may continue to delay or reduce sales and harm productivity and collaboration. In addition, during the first half of our fiscal 2021, we reduced discretionary costs, implemented a hiring freeze on non-essential positions and reduced payroll and related costs through layoffs, employee furloughs, employee retirement benefit limitations, and salary decreases for executive team members and certain other employees of the Company. Such actions may have an adverse impact on us, particularly those actions that remain in place for an extended period.

We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. We plan to continue deferring the timing of employer payroll tax payments as permitted by the CARES Act. We deferred $1.3 million in employer payroll tax payments under the CARES Act as of September 30, 2020. The CARES Act did not have a material impact on our consolidated results of operations as of and for the six months ended September 30, 2020.

MAK Capital Investment

In May 2020, we entered into an agreement to sell to MAK Capital One, LLC (“MAK Capital”) $35 million of convertible preferred stock carrying a 5.25% dividend that will be convertible into shares of the Company’s common stock. The transaction resulted in the issuance of 1,735,457 preferred shares which added $35 million in preferred stock to the Company’s balance sheet and increased our cash balance by the $35 million investment less closing costs of $1.0 million. The 5.25% dividends will accumulate and increase the liquidation preference of the preferred stock for any undeclared amounts.

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

Revenue - Defined

As required by the SEC, we separately present revenue earned as products revenue, support, maintenance and subscription services revenue or professional services revenue in our condensed consolidated statements of operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•	Revenue - We present revenue net of sales returns and allowances.
•	Products revenue – Revenue earned from the sales of software licenses, third party hardware and operating systems.
•	Support, maintenance and subscription services revenue – Revenue earned from the sale of proprietary and remarketed ongoing support, maintenance and subscription services.
•	Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Results of Operations

Second Fiscal Quarter 2021 Compared to Second Fiscal Quarter 2020

Net Revenue and Operating Income (Loss)

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,		Increase (decrease)
	2020	2019	$	%
Net revenue:
Products	$6,559	$11,873	$(5,314)	(44.8)%
Support, maintenance and subscription services	22,304	20,329	1,975	9.7
Professional services	5,497	8,520	(3,023)	(35.5)
Total net revenue	34,360	40,722	(6,362)	(15.6)
Cost of goods sold:
Products (inclusive of developed technology amortization)	2,950	9,794	(6,844)	(69.9)
Support, maintenance and subscription services	4,555	4,654	(99)	(2.1)
Professional services	3,701	6,057	(2,356)	(38.9)
Total cost of goods sold	11,206	20,505	(9,299)	(45.3)
Gross profit	$23,154	$20,217	$2,937	14.5%
Gross profit margin	67.4%	49.6%
Operating expenses:
Product development	$8,257	$10,778	$(2,521)	(23.4)%
Sales and marketing	2,350	4,890	(2,540)	(51.9)
General and administrative	5,217	6,038	(821)	(13.6)
Depreciation of fixed assets	715	707	8	1.1
Amortization of intangibles	508	614	(106)	(17.3)
Severance and other charges	7	190	(183)	(96.3)
Legal settlements, net	50	(119)	169	nm
Operating income (loss)	$6,050	$(2,881)	$8,931	310.0%
Operating income (loss) percentage	17.6%	(7.1)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2020	2019
Net revenue:
Products	19.1%	29.2%
Support, maintenance and subscription services	64.9	49.9
Professional services	16.0	20.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	8.6%	24.1%
Support, maintenance and subscription services	13.3	11.4
Professional services	10.7	14.9
Total cost of goods sold	32.6%	50.4%
Gross profit	67.4%	49.6%
Operating expenses:
Product development	24.0%	26.5%
Sales and marketing	6.8	12.0
General and administrative	15.2	14.8
Depreciation of fixed assets	2.2	1.7
Amortization of intangibles	1.5	1.5
Severance and other charges	0.0	0.5
Legal settlements, net	0.1	(0.3)
Operating income (loss)	17.6%	(7.1)%

Net revenue. Total net revenue decreased $6.4 million, or 15.6%, during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Products revenue decreased $5.3 million, or 44.8%, due to lower sales combined with delayed deliveries resulting from customer restrictions including temporary site closures in response to the COVID-19 pandemic. Support, maintenance and subscription services revenue increased $2.0 million, or 9.7%, compared to the second quarter of fiscal 2020 driven by continued growth in subscription-based service revenue, which increased 23.9% during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Professional services revenue decreased $3.0 million, or 35.5%, due to lower sales combined with delayed installations and integration of our software solutions resulting from travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Gross profit and gross profit margin. Our total gross profit increased $2.9 million, or 14.5%, for the second quarter of fiscal 2021 and total gross profit margin increased from 49.6% to 67.4% driven by changes in the composition of revenue by category. Products gross profit increased $1.5 million, or 73.6%, compared to the second quarter of fiscal 2020 and products gross profit margin increased from 17.5% to 55.0% due to the absence of software development cost amortization during the second quarter of fiscal 2021 and a higher proportion of proprietary software sales over third party products. Support, maintenance and subscription services gross profit increased $2.1 million and gross profit margin increased 247 basis points to 79.6%. The margin increase is the result of increased revenue on a relatively flat cost base. Professional services gross profit decreased $0.7 million due to the drop in demand for professional services while gross profit margin increased from 28.9% to 32.7% due to a slightly larger decrease in the percentage of professional services costs compared to professional services revenue as a result of employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, decreased $6.0 million, or 26.0%, during the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020.

Product development. Product development decreased $2.5 million, or 23.4%, in the second quarter of fiscal 2021 due to employee furloughs, temporary salary reductions, lower incentive pay and employee benefits, lower recruiting fees, and significantly reduced travel and outside service expenses due to employees working from home.

Sales and marketing. Sales and marketing decreased $2.5 million, or 51.9%, in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 due to temporary reductions in salaries and employee benefits, furloughs, and reduced commission expense due to lower sales levels. The decrease also includes the impact of significantly reduced travel, the absence of in-person trade shows and conference activity, and the ability to conduct more business remotely.

General and administrative. General and administrative decreased by $0.8 million, or 13.6%, in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 due to employee furloughs, temporary salary reductions, lower incentive pay and employee benefits offset by an increase in share-based compensation.

Severance and other charges. Severance, and other charges decreased $0.2 million in the second quarter of fiscal 2021 due to reduced severance activity.

Other (Income) Expenses

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expense:
Interest income	$(28)	$(114)	$(86)	(75.4)%
Interest expense	2	2	0	nm
Other expense, net	88	108	20	nm
Total other (income) expense, net	$62	$(4)	$(66)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$121	$41	$(80)	nm
Effective tax rate	2.0%	(1.4)%

nm - not meaningful

For the three months ended September 30, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three months ended September 30, 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

Results of Operations

First Half Fiscal 2021 Compared to First Half Fiscal 2020

Net Revenue and Operating Income (Loss)

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,		Increase (decrease)
	2020	2019	$	%
Net revenue:
Products	$11,798	$22,742	$(10,944)	(48.1)%
Support, maintenance and subscription services	42,801	40,411	2,390	5.9
Professional services	9,567	15,958	(6,391)	(40.0)
Total net revenue	64,166	79,111	(14,945)	(18.9)
Cost of goods sold:
Products	5,965	18,417	(12,452)	(67.6)
Support, maintenance and subscription services	8,860	8,834	26	0.3
Professional services	7,638	11,628	(3,990)	(34.3)
Total cost of goods sold	22,463	38,879	(16,416)	(42.2)
Gross profit	$41,703	$40,232	$1,471	3.7%
Gross profit margin	65.0%	50.9%
Operating expenses:
Product development	$16,524	$20,842	$(4,318)	(20.7)%
Sales and marketing	4,951	9,389	(4,438)	(47.3)
General and administrative	10,936	11,911	(975)	(8.2)
Depreciation of fixed assets	1,438	920	518	56.3
Amortization of intangibles	968	1,292	(324)	(25.1)
Restructuring, severance and other charges	1,210	421	789	187.4
Legal settlements, net	50	(119)	169	nm
Operating income (loss)	$5,626	$(4,424)	$10,050	227.2%
Operating income (loss) percentage	8.8%	(5.6)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six Months Ended
	September 30,
Net revenue:	2020	2019
Products	18.4%	28.7%
Support, maintenance and subscription services	66.7	51.1
Professional services	14.9	20.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	9.3%	23.3%
Support, maintenance and subscription services	13.8	11.1
Professional services	11.9	14.7
Total cost of goods sold	35.0%	49.1%
Gross profit	65.0%	50.9%
Operating expenses:
Product development	25.8%	26.4%
Sales and marketing	7.7	11.9
General and administrative	17.0	15.1
Depreciation of fixed assets	2.2	1.2
Amortization of intangibles	1.5	1.6
Restructuring, severance and other charges	1.9	0.5
Legal settlements, net	0.1	(0.2)
Operating income (loss)	8.8%	(5.6)%

Net revenue. Total net revenue decreased $14.9 million, or 18.9%, during the first half of fiscal 2021 compared to the first half of fiscal 2020. Products revenue decreased $10.9 million, or 48.1%, due to lower sales combined with delayed deliveries resulting from customer restrictions including temporary site closures in response to the COVID-19 pandemic. Support, maintenance and subscription services revenue increased $2.4 million, or 5.9%, compared to the first half of fiscal 2020 driven by continued growth in subscription-based service revenue, which increased 16.4% during the first half of fiscal 2021 compared to the first half of fiscal 2020. The growth rate in our support, maintenance and subscription services is significantly lower than we have reported in recent periods due to one-time COVID-19 related financial relief we provided to certain customers during the first half of fiscal 2021 to help them as they deal with temporary site closures during the period. Professional services revenue decreased $6.4 million, or 40.0%, due to lower sales combined with delayed installations and integration of our software solutions resulting from travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Gross profit and gross profit margin. Our total gross profit increased $1.5 million, or 3.7%, for the first half of fiscal 2021 and total gross profit margin increased from 50.9% to 65.0% driven by changes in the composition of revenue by category. Products gross profit increased $1.5 million, or 34.9%, compared to the second half of fiscal 2020 and products gross profit margin increased from 19.0% to 49.4% due to the absence of software development cost amortization during the first half of fiscal 2021 along with a higher proportion of proprietary software sales over third party products. Support, maintenance and subscription services gross profit increased $2.4 million and gross profit margin increased 116 basis points to 79.3%. The margin increase is the result of increased revenue on a relatively flat cost base. Professional services gross profit decreased $2.4 million and gross profit margin decreased from 27.1% to 20.2% due to the drop in demand for professional services resulting from travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, decreased $9.5 million, or 21.5%, during the first half of fiscal 2021 compared with the first half of fiscal 2020.

Product development. Product development decreased $4.3 million, or 20.7%, in the first half of fiscal 2021 due to employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits, lower recruiting fees, and significantly reduced travel and outside service expenses due to employees working from home.

Sales and marketing. Sales and marketing decreased $4.4 million, or 47.3%, in the first half of fiscal 2021 compared with the first half of fiscal 2020 due to temporary reductions in salaries and employee benefits, furloughs, layoffs, and reduced commission expense due to lower sales levels. The decrease also includes the impact of significantly reduced travel, the absence of in-person trade shows and conference activity, and the ability to conduct more business remotely.

General and administrative. General and administrative decreased by $1.0 million, or 8.2%, in the first half of fiscal 2021 compared with the first half of fiscal 2020 due to employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits offset by an increase in share-based compensation.

Severance and other charges. Severance, and other charges increased $0.8 million in the first half of fiscal 2021 due to severance charges resulting from layoffs.

Other (Income) Expenses

	Six Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expense:
Interest income	$(49)	$(194)	$(145)	(74.7)%
Interest expense	3	3	0	nm
Other expense, net	194	193	(1)	nm
Total other expense, net	$148	$2	$(146)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Six months ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$128	$67	$(61)	nm
Effective tax rate	2.3%	(1.5)%

nm - not meaningful

For the six months ended September 30, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the six months ended September 30, 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

At September 30, 2020, 100% of our cash and cash equivalents, of which 97% were located in the United States, were deposited in bank accounts. We believe credit risk is limited with respect to our cash and cash equivalents balances.

The MAK Capital investment increased our cash balance by $34.0 million after closing costs of $1.0 million. As described above under Recent Developments and further in Note 11 to the condensed consolidated financial statements, the transaction resulted in the issuance of 1,735,457 preferred shares with an annual dividend rate of 5.25%.

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

As of September 30, 2020, and March 31, 2020, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

We believe that cash flow from operating activities, cash on hand of $85.7 million as of September 30, 2020 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2020	2019

Net cash provided by (used in):
Operating activities	$6,642	$1,234
Investing activities	(473)	(1,942)
Financing activities	32,799	(1,065)
Effect of exchange rate changes on cash	85	(83)
Net increase (decrease) in cash and cash equivalents	$39,053	$(1,856)

Cash flow provided by operating activities. Cash flow provided by operating activities was $6.6 million in the first six months of fiscal 2021. The provision of cash was due primarily to the addition of $4.7 million in non-cash expense including depreciation, amortization, and share-based compensation, to our operating income of $5.4 million offset by a decrease of $3.5 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow provided by (used in) financing activities. During the first six months of fiscal 2021, the $32.8 million provided by financing activities consisted primarily of $34.0 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $1.0 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.2 million in preferred stock dividends. During the first six months of fiscal 2020, the $1.1 million used in financing activities was primarily related to the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of September 30, 2020, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the six months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Amended Code of Regulations of Agilysys, Inc., effective as of October 9, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

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

AGILYSYS, INC.

Date:	October 28, 2020	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)