Form 10-Q
period 2020-12-31
AGILYSYS INC
filed 2021-01-27
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of January 22, 2021 was 23,637,552.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2020 Unaudited	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$92,608	$46,653
Accounts receivable, net of allowance for expected credit losses of $1,334 and for doubtful accounts of $1,634, respectively	30,940	35,869
Contract assets	2,744	2,125
Inventories	1,322	3,887
Prepaid expenses and other current assets	4,338	4,874
Total current assets	131,952	93,408
Property and equipment, net	9,519	12,230
Operating lease right-of-use assets	12,600	13,829
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	1,234	764
Other non-current assets	5,874	6,309
Total assets	$189,201	$154,562
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,435	$13,403
Contract liabilities	39,360	42,244
Accrued liabilities	8,853	9,033
Operating lease liabilities, current	4,755	4,719
Finance lease obligations, current	22	24
Total current liabilities	58,425	69,423
Deferred income taxes, non-current	894	880
Operating lease liabilities, non-current	9,353	10,617
Finance lease obligations, non-current	10	25
Other non-current liabilities	3,740	1,860
Commitments and contingencies (see Note 8)
Series A convertible preferred stock, no par value	35,000	—
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 23,637,552 and 23,609,398 shares outstanding at December 31, 2020 and March 31, 2020, respectively	9,482	9,482
Treasury shares, 7,969,279 and 7,997,433 at December 31, 2020 and March 31, 2020, respectively	(2,391)	(2,401)
Capital in excess of stated value	14,584	5,491
Retained earnings	60,116	58,984
Accumulated other comprehensive (loss) income	(12)	201
Total shareholders' equity	81,779	71,757
Total liabilities and shareholders' equity	$189,201	$154,562

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share data)	2020	2019	2020	2019
Net revenue:
Products	$7,599	$12,126	$19,396	$34,868
Support, maintenance and subscription services	22,846	20,965	65,647	61,377
Professional services	6,230	8,896	15,797	24,854
Total net revenue	36,675	41,987	100,840	121,099
Cost of goods sold:
Products (inclusive of developed technology amortization)	3,660	9,639	9,625	28,056
Support, maintenance and subscription services	4,655	4,841	13,515	13,676
Professional services	4,164	6,443	11,802	18,071
Total cost of goods sold	12,479	20,923	34,942	59,803
Gross profit	24,196	21,064	65,898	61,296
Gross profit margin	66.0%	50.2%	65.3%	50.6%
Operating expenses:
Product development	12,376	11,285	28,900	32,127
Sales and marketing	3,327	4,918	8,278	14,307
General and administrative	7,509	6,084	18,446	17,998
Depreciation of fixed assets	722	854	2,160	1,774
Amortization of intangibles	521	608	1,490	1,900
Severance and other charges	1,552	11	2,762	438
Legal settlements, net	-	-	50	(125)
Total operating expense	26,007	23,760	62,086	68,419
Operating (loss) income	(1,811)	(2,696)	3,812	(7,123)
Other (income) expense:
Interest income	(27)	(92)	(76)	(287)
Interest expense	9	25	13	28
Other expense (income), net	95	(142)	284	50
(Loss) income before taxes	(1,888)	(2,487)	3,591	(6,914)
Income tax expense	182	95	311	161
Net (loss) income	$(2,070)	$(2,582)	$3,280	$(7,075)
Series A convertible preferred stock issuance costs	-	-	(1,031)	-
Series A convertible preferred stock dividends	(459)	-	(1,117)	-
Net (loss) income attributable to common shareholders	$(2,529)	$(2,582)	$1,132	$(7,075)

Weighted average shares outstanding - basic	23,429	23,240	23,419	23,230

Net (loss) income per share - basic:	$(0.11)	$(0.11)	$0.05	$(0.30)

Weighted average shares outstanding - diluted	23,429	23,240	23,903	23,230

Net (loss) income per share - diluted:	$(0.11)	$(0.11)	$0.05	$(0.30)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(2,070)	$(2,582)	$3,280	$(7,075)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(64)	(31)	(213)	30
Total comprehensive (loss) income	$(2,134)	$(2,613)	$3,067	$(7,045)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2020	2019
Operating activities
Net income (loss)	$3,280	$(7,075)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities
Depreciation	2,160	1,774
Amortization of intangibles	1,490	1,900
Amortization of developed technology	—	9,432
Deferred income taxes	(499)	(313)
Share-based compensation	9,312	3,156
Changes in operating assets and liabilities	(659)	(3,601)
Net cash provided by operating activities	15,084	5,273
Investing activities
Capital expenditures	(1,076)	(3,009)
Additional investments in corporate-owned life insurance policies	(2)	(26)
Net cash used in investing activities	(1,078)	(3,035)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(1,069)	(1,053)
Series A convertible preferred stock issuance proceeds, net of issuance costs	33,969	—
Payment of preferred stock dividends	(1,117)	—
Principal payments under long-term obligations	(18)	(18)
Net cash provided by (used in) financing activities	31,765	(1,071)
Effect of exchange rate changes on cash	184	(33)
Net increase in cash and cash equivalents	45,955	1,134
Cash and cash equivalents at beginning of period	46,653	40,771
Cash and cash equivalents at end of period	$92,608	$41,905

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2020	31,607	$9,482	(8,019)	$(2,406)	$8,151	$62,645	$52	$77,924
Share-based compensation	—	—	—	—	6,558	—	—	6,558
Restricted shares issued, net	—	—	43	13	(13)	—	—	—
Shares issued upon exercise of SSARs	—	—	10	3	(3)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(3)	(1)	(109)	—	—	(110)
Net loss	—	—	—	—	—	(2,070)	—	(2,070)
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(64)	(64)
Balance at December 31, 2020	31,607	$9,482	(7,969)	$(2,391)	$14,584	$60,116	$(12)	$81,779

	Three Months Ended December 31, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2019	31,607	$9,482	(7,949)	$(2,386)	$2,909	$88,558	$(198)	$98,365
Share-based compensation	—	—	—	—	1,184	—	—	1,184
Restricted shares issued, net	—	—	(1)	(1)	1	—	—	—
Net loss	—	—	—	—	—	(2,582)	—	(2,582)
Unrealized translation adjustments	—	—	—	—	—	—	(31)	(31)
Balance at December 31, 2019	31,607	$9,482	(7,950)	$(2,387)	$4,094	$85,976	$(229)	$96,936

	Nine Months Ended December 31, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	9,393	—	—	9,393
Restricted shares issued, net	—	—	2	1	(1)	—	—	—
Shares issued upon exercise of SSARs	—	—	38	12	(12)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(12)	(3)	(287)	—	—	(290)
Net income	—	—	—	—	—	3,280	—	3,280
Series A convertible preferred stock issuance costs	—	—	—	—	—	(1,031)	—	(1,031)
Series A convertible preferred stock dividends	—	—	—	—	—	(1,117)	—	(1,117)
Unrealized translation adjustments	—	—	—	—	—	—	(213)	(213)
Balance at December 31, 2020	31,607	$9,482	(7,969)	$(2,391)	$14,584	$60,116	$(12)	$81,779

	Nine Months Ended December 31, 2019
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	3,479	—	—	3,479
Restricted shares issued, net	—	—	143	42	(42)	—	—	—
Shares issued upon exercise of SSARs	—	—	17	5	(5)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(5)	(1)	(119)	—	—	(120)
Net loss	—	—	—	—	—	(7,075)	—	(7,075)
Unrealized translation adjustments	—	—	—	—	—	—	30	30
Balance at December 31, 2019	31,607	$9,482	(7,950)	$(2,387)	$4,094	$85,976	$(229)	$96,936

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all geographic regions in which we do business, and government authorities around the world have implemented extensive measures attempting to contain the spread and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, closures of non-essential businesses, and social distancing requirements. The global spread of COVID-19 and the actions taken in response have negatively impacted us, our customers, our suppliers and the many communities in which we do business. The overall extent and duration of economic and business disruption is not currently known. In response to these challenges, we quickly adjusted our business policies and practices for employees to work from home and have taken other measures to continue our operations with safety as our top priority.

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

The Condensed Consolidated Balance Sheet as of December 31, 2020, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity for the three months and nine months ended December 31, 2020 and 2019, and Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Considering the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of December 31, 2020 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company’s financial instruments within the scope of this guidance primarily includes accounts receivable and contract assets. We adopted ASU 2016-13 as of April 1, 2020 under the modified retrospective approach. As a result, comparative information has not been restated and continues to be reported under accounting standards applicable for those periods. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $7.6 million and $19.4 million, and $12.1 million and $34.9 million for the first three and nine months ended December 31, 2020 and 2019, respectively. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $29.1 million and $81.4 million, and $29.9 million and $86.2 million for the three and nine months ended December 31, 2020 and 2019, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $9.1 million and $8.6 million for the three months ended December 31, 2020 and 2019, respectively, and $38.1 million and $34.6 million for the nine months ended December 31, 2020 and 2019, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.1 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and $1.8 million and $2.7 million for the nine months ended December 31, 2020 and 2019, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2020 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.0 million and $3.3 million of capitalized sales incentive costs as of December 31, 2020 and 2019, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2020, we expensed $0.7 million and $2.0 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $1.1 million, respectively. During the comparable periods ending December 31, 2019, we expensed $1.3 million and $3.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $1.0 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs:

	December 31 and March 31, 2020
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

As of March 31, 2020, management determined the net realizable value of the remaining capitalized software development costs for certain solutions within our rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million for the year ended March 31, 2020. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions that made it difficult to project future sales and revenue accurately for the related rGuest solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. The amount of impairment recognized during the year ended March 31, 2020 reduced the carrying value of capitalized software development costs to zero with no remaining amortization expense to be recognized in future periods.

Amortization expense for software development costs related to assets to be sold, leased, or otherwise marketed was $3.1 million and $9.4 million for the three and nine months ended December 31, 2019. These charges are included as costs of goods sold - products in our condensed consolidated statements of operations.

5. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2020	March 31, 2020
Accrued liabilities:
Salaries, wages, and related benefits	$5,053	$6,945
Payroll taxes deferred under CARES Act	911	—
Other taxes payable	2,084	1,649
Accrued legal settlements	50	—
Severance liabilities	329	32
Professional fees	55	50
Other	371	357
Total	$8,853	$9,033
Other non-current liabilities:
Uncertain tax positions	$1,123	$1,103
Asset retirement obligations	170	170
Payroll taxes deferred under CARES Act	911	—
Employee benefit obligations	1,466	511
Other	70	76
Total	$3,740	$1,860

6. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2020	2019
Cash (receipts) for interest, net	$(63)	$(259)
Cash payments for income taxes, net	195	252
Cash payments for operating leases	4,039	3,560
Cash payments for finance leases	21	27
Accrued capital expenditures	64	48

7. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2020	2019	2020	2019
Income tax expense	$182	$95	$311	$161
Effective tax rate	(9.6)%	(3.8)%	8.7%	(2.3)%

For the three months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the recognition of net operating losses that were offset by increased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the nine months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three and nine months ended December 31, 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses in the U.S. and certain foreign jurisdictions that were offset by increased valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$(2,070)	$(2,582)	$3,280	$(7,075)
Series A convertible preferred stock issuance costs	—	—	(1,031)	—
Series A convertible preferred stock dividends	(459)	—	(1,117)	—
Net income (loss) attributable to common shareholders	$(2,529)	$(2,582)	$1,132	$(7,075)

Denominator:
Weighted average shares outstanding - basic	23,429	23,240	23,419	23,230
Dilutive SSARs	—	—	377	—
Dilutive unvested restricted shares	—	—	107	—
Weighted average shares outstanding - diluted	23,429	23,240	23,903	23,230

Income (loss) per share - basic:	$(0.11)	$(0.11)	$0.05	$(0.30)
Income (loss) per share - diluted:	$(0.11)	$(0.11)	$0.05	$(0.30)

Anti-dilutive stock options, SSARs, restricted shares, performance shares and preferred shares	3,389	1,469	2,692	1,414

Basic income (loss) per share is computed as net income (loss) attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 204,009 and 416,960 of restricted shares at December 31, 2020 and 2019, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share at the balance sheet dates.

Diluted income (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights ("SSARs"), unvested restricted shares, and preferred shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation grants because doing so would be anti-dilutive.

10. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, and performance shares under our shareholder-approved 2020 Equity Incentive Plan ("2020 Plan") for up to 2.25 million common shares, plus 868,864 common shares, the number of shares that were remaining for grant under the 2016 Stock Incentive Plan ("2016 Plan") as of the effective date of the 2020 Plan, plus the number of shares remaining for grant under the 2016 Plan that are forfeited, settled in cash, canceled or expired. The aggregate number of shares that may be granted under the 2020 Plan is 3,118,864.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and SSAR exercises or restricted share and performance share grants.

The fair value of restricted share and performance share grants is based on the closing price of our common shares on the grant date. For stock option and SSAR grants subject to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. We record compensation expense for restricted shares and SSAR grants subject to a service condition utilizing the graded vesting method. For SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, exercise price, share price threshold, remaining contractual term and assumptions regarding the risk-free interest rate, suboptimal exercise factor, and expected volatility of our common shares based on historical volatility. We record compensation expense for SSAR grants subject to a market condition over the derived service period, which is an output of the lattice option pricing model.

The grant date is defined as the date all necessary approvals are obtained. All grants during the nine months ended December 31, 2020 were made under the 2020 Plan, which was approved by our shareholders on November 19, 2020. The Compensation Committee of our Board of Directors approved substantially all grants under the 2020 Plan for the nine months ended December 31, 2020 on June 2, 2020. The closing market price of our common stock was $39.65 and $20.02 on November 19, 2020 and June 2, 2020, respectively.

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Product development	$3,362	$639	$3,773	$1,579
Sales and marketing	666	104	735	217
General and administrative	2,602	586	4,804	1,360
Total share-based compensation expense	$6,630	$1,329	$9,312	$3,156

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the nine months ended December 31, 2020 for SSARs awarded under the 2020 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2020	1,644,888	$21.07
Granted	2,234,858	20.02
Exercised	(80,255)	11.93
Forfeited	(68,201)	19.79
Expired	(2,118)	14.22
Outstanding at December 31, 2020	3,729,172	$20.66	5.5	$66,069
Exercisable at December 31, 2020	995,713	$14.73	3.5	$23,544
Vested and expected to vest at December 31, 2020	3,729,172	$20.66	5.5	$66,069

As of December 31, 2020, total unrecognized share-based compensation expense related to unvested service condition SSARs was $21.1 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

As of December 31, 2020, total unrecognized share-based compensation expense related to unvested market condition SSARs was $21.9 million, which is expected to be recognized over a weighted-average vesting period of 1.0 years. If the market condition for any SSARs is met prior to the end of their expected vesting period, all remaining unrecognized compensation expense for those SSARs will be recognized at that time.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the nine months ended December 31, 2020 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2020	178,462	$19.89
Granted	56,527	39.63
Forfeited	(30,980)	20.65
Outstanding at December 31, 2020	204,009	$25.24

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of December 31, 2020, total unrecognized share-based compensation expense related to unvested restricted stock was $2.4 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

Performance Shares

We awarded certain restricted shares to our Chief Executive Officer, the vesting of which is performance based. The number of shares that vested were based on relative attainment of a performance metric and any unvested shares were forfeited upon settlement of the bonus.

The following table summarizes the activity during the nine months ended December 31, 2020 for the performance shares awarded under the 2016 Plan:

Number of Shares
Outstanding at April 1, 2020	30,120
Granted	—
Vested	(6,714)
Forfeited	(23,406)
Outstanding at December 31, 2020	—

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

Overview

Recent Developments

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The outbreak has reached all geographic regions in which we do business, and government authorities around the world have implemented extensive measures attempting to contain the spread and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, closures of non-essential businesses, and social distancing requirements. The global spread of COVID-19 and the actions taken in response have negatively impacted us, our customers, our suppliers and the many communities in which we do business. The overall extent and duration of economic and business disruption is not currently known. In response to these challenges, we quickly adjusted our business policies and practices for employees to work from home and have taken other measures to continue our operations with safety as our top priority.

We continuously monitor and assess the impact of the COVID-19 pandemic, including recommendations and orders from government and public health authorities. We are working to help our customers maintain their operations during this difficult time while managing our teams to be prepared for continuously changing demand for our products and services.

During the first nine months of our fiscal 2021, revenue was negatively impacted by delays and reduced spending attributed to the impact of the COVID-19 pandemic on our customers’ operational priorities and as a result of various one-time recurring revenue related and other concessions we have given to customers to help them during this time of need. Due to the pandemic, we have seen a reduction or delay in customer contracts, and we have seen a significant reduction in face-to-face meetings with existing or prospective customers, in-person demonstrations of our solutions, and have been unable to host or attend in-person trade shows and conferences. Limitations on access to the facilities of our customers have also impacted our ability to deliver some of our products, complete certain implementations, and provide in-person consulting and training services, negatively impacting our ability to recognize revenue. We continued to experience high recurring revenue renewal rates during the first nine months of the fiscal year. We also have an expanded product base that includes new products which allow for contactless capabilities and other features which help promote social distancing and guest safety. Despite our strong first nine months of recurring renewal rates and new solution offerings, we cannot predict how the pandemic will impact our results in the short-term future, including to the extent that customers delay or miss payments, customers defer, reduce, or refrain from placing orders or renewing subscriptions or maintenance arrangements, or travel restrictions and site access restrictions remain necessary. We likewise cannot predict our results in the long-term future as our customers adapt to the lingering and perhaps more permanent impact of the pandemic on the hospitality industry.

We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and mostly remote sales, implementation, and support activities, among other modifications. These modifications may continue to delay or reduce sales and harm productivity and collaboration. In addition, during the first nine months of our fiscal 2021, we reduced discretionary costs, implemented a hiring freeze on non-essential positions and reduced payroll and related costs through layoffs, employee furloughs, employee retirement benefit limitations, and temporary salary decreases for executive team members and certain other employees of the Company. Such actions may have an adverse impact on us, particularly those actions that remain in place for an extended period as we continue to manage through the uncertainties around the timing and extent of the pandemic’s impact.

We may take further actions or retract previous actions that alter our business operations as the situation continues to evolve. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. We deferred $1.8 million in employer payroll tax payments under the CARES Act as of December 31, 2020. The CARES Act did not have a material impact on our consolidated results of operations as of and for the nine months ended December 31, 2020.

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

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native subscription and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia, airport foodservice and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point of sale (POS), property management systems (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth, increase operational efficiencies and support social distancing. The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across the Americas, Europe, the Middle East, Africa, Asia-Pacific, and India with headquarters located in Alpharetta, Georgia.

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

Results of Operations

Third Fiscal Quarter 2021 Compared to Third Fiscal Quarter 2020

Net Revenue and Operating (Loss)

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2020 and 2019:

	Three months ended
	December 31,		Increase (decrease)
(In thousands)	2020	2019	$	%
Net revenue:
Products	$7,599	$12,126	$(4,527)	(37.3)%
Support, maintenance and subscription services	22,846	20,965	1,881	9.0
Professional services	6,230	8,896	(2,666)	(30.0)
Total net revenue	36,675	41,987	(5,312)	(12.7)
Cost of goods sold:
Products (inclusive of developed technology amortization)	3,660	9,639	(5,979)	(62.0)
Support, maintenance and subscription services	4,655	4,841	(186)	(3.8)
Professional services	4,164	6,443	(2,279)	(35.4)
Total cost of goods sold	12,479	20,923	(8,444)	(40.4)
Gross profit	$24,196	$21,064	$3,132	14.9%
Gross profit margin	66.0%	50.2%
Operating expenses:
Product development	$12,376	$11,285	$1,091	9.7%
Sales and marketing	3,327	4,918	(1,591)	(32.4)
General and administrative	7,509	6,084	1,425	23.4
Depreciation of fixed assets	722	854	(132)	(15.5)
Amortization of intangibles	521	608	(87)	(14.3)
Severance and other charges	1,552	11	1,541	nm
Operating loss	$(1,811)	$(2,696)	$885	32.8%
Operating (loss) percentage	(4.9)%	(6.4)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2020	2019
Net revenue:
Products	20.7%	28.9%
Support, maintenance and subscription services	62.3	49.9
Professional services	17.0	21.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	10.0%	23.0%
Support, maintenance and subscription services	12.7	11.5
Professional services	11.3	15.3
Total cost of goods sold	34.0%	49.8%
Gross profit	66.0%	50.2%
Operating expenses:
Product development	33.7%	26.9%
Sales and marketing	9.1	11.7
General and administrative	20.5	14.5
Depreciation of fixed assets	2.0	2.0
Amortization of intangibles	1.4	1.5
Severance and other charges	4.2	0.0
Operating loss	(4.9)%	(6.4)%

Net revenue. Total net revenue decreased $5.3 million, or 12.7%, during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Products revenue decreased $4.5 million, or 37.3%, due to lower sales due to delayed customer purchasing decisions as the timing of the hospitality recovery from the COVID-19 pandemic remains unclear. Support, maintenance and subscription services revenue increased $1.9 million, or 9.0%, compared to the third quarter of fiscal 2020 driven by continued growth in subscription-based service revenue that increased 18.1% during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Professional services revenue decreased $2.7 million, or 30.0%, due to lower sales due to delayed customer purchasing decisions as the timing of the hospitality recovery from the COVID-19 pandemic remains unclear.

Gross profit and gross profit margin. Our total gross profit increased $3.1 million, or 14.9%, for the third quarter of fiscal 2021 and total gross profit margin increased from 50.2% to 66.0% driven by changes in the composition of revenue by category and the absence of software development cost amortization during the third quarter of fiscal 2021. Products gross profit increased $1.5 million, or 58.4%, compared to the third quarter of fiscal 2020 and products gross profit margin increased from 20.5% to 51.8% due to the absence of software development cost amortization during the third quarter of fiscal 2021 and a higher proportion of proprietary software sales over third party products. Support, maintenance and subscription services gross profit increased $2.1 million and gross profit margin increased 272 basis points to 79.6%. The margin increase is the result of increased revenue on a relatively flat cost base. Professional services gross profit decreased $0.4 million due to the delay in professional service projects as customers continued to work towards re-opening their locations. Gross profit margin increased from 27.6% to 33.2% due to improved utilization rates and a slightly larger decrease in the percentage of professional services costs compared to professional services revenue as a result of employee furloughs and layoffs, lower incentive pay and employee benefits.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, increased $0.7 million, or 3.0%, during the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020.

Product development. Product development increased $1.1 million, or 9.7%, in the third quarter of fiscal 2021 due to lower cash-based incentive pay and employee benefits offset by higher share-based compensation.

Sales and marketing. Sales and marketing decreased $1.6 million, or 32.4%, in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 due to layoffs, temporary reductions in employee benefits, and reduced commission expense due to lower sales levels. The decrease also includes the impact of significantly reduced travel, the absence of in-person trade shows and conference activity, and the ability to conduct more business remotely.

General and administrative. General and administrative increased by $1.4 million, or 23.4%, in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 due to higher share-based compensation offsetting lower cash-based incentive pay and employee benefits.

Severance and other charges. Severance, and other charges increased $1.5 million in the third quarter of fiscal 2021 due to layoffs and other employee terminations.

Other (Income) Expenses

	Three Months Ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expense:
Interest income	$(27)	$(92)	$(65)	(70.7)%
Interest expense	9	25	16	(64.0)
Other expense (income), net	95	(142)	(237)	nm
Total other expense (income), net	$77	$(209)	$(286)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned through interest-bearing bank accounts and on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three Months Ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$182	$95	$(87)	nm
Effective tax rate	(9.6)%	(3.8)%

nm - not meaningful

For the three months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the recognition of net operating losses that were offset by increased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three months ended December 31, 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses in the U.S. and certain foreign jurisdictions that were offset by increased valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

Results of Operations

First Nine Months Fiscal 2021 Compared to First Nine Months Fiscal 2020

Net Revenue and Operating Income (Loss)

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2020 and 2019:

	Nine months ended
	December 31,		Increase (decrease)
(In thousands)	2020	2019	$	%
Net revenue:
Products	$19,396	$34,868	$(15,472)	(44.4)%
Support, maintenance and subscription services	65,647	61,377	4,270	7.0
Professional services	15,797	24,854	(9,057)	(36.4)
Total net revenue	100,840	121,099	(20,259)	(16.7)
Cost of goods sold:
Products (inclusive of developed technology amortization)	9,625	28,056	(18,431)	(65.7)
Support, maintenance and subscription services	13,515	13,676	(161)	(1.2)
Professional services	11,802	18,071	(6,269)	(34.7)
Total cost of goods sold	34,942	59,803	(24,861)	(41.6)
Gross profit	$65,898	$61,296	$4,602	7.5%
Gross profit margin	65.3%	50.6%
Operating expenses:
Product development	$28,900	$32,127	$(3,227)	(10.0)%
Sales and marketing	8,278	14,307	(6,029)	(42.1)
General and administrative	18,446	17,998	448	2.5
Depreciation of fixed assets	2,160	1,774	386	21.8
Amortization of intangibles	1,490	1,900	(410)	(21.6)
Severance and other charges	2,762	438	2,324	nm
Legal settlements, net	50	(125)	175	nm
Operating income (loss)	$3,812	$(7,123)	$10,935	153.5%
Operating income (loss) percentage	3.8%	(5.9)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
Net revenue:	2020	2019
Products	19.2%	28.8%
Support, maintenance and subscription services	65.1	50.7
Professional services	15.7	20.5
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products (inclusive of developed technology amortization)	9.5%	23.2%
Support, maintenance and subscription services	13.5	11.3
Professional services	11.7	14.9
Total cost of goods sold	34.7%	49.4%
Gross profit	65.3%	50.6%
Operating expenses:
Product development	28.7%	26.5%
Sales and marketing	8.2	11.8
General and administrative	18.3	14.9
Depreciation of fixed assets	2.1	1.4
Amortization of intangibles	1.5	1.6
Severance and other charges	2.7	0.4
Legal settlements, net	0.0	(0.1)
Operating income (loss)	3.8%	(5.9)%

Net revenue. Total net revenue decreased $20.3 million, or 16.7%, during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. Products revenue decreased $15.5 million, or 44.4%, due to lower sales combined with delayed deliveries resulting from customer restrictions including temporary site closures in response to the COVID-19 pandemic. Support, maintenance and subscription services revenue increased $4.3 million, or 7.0%, compared to the first nine months of fiscal 2020 driven by continued growth in subscription-based service revenue that increased 17.0% during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. The growth rate in our support, maintenance and subscription services is significantly lower than we have reported in recent periods due to one-time COVID-19 related financial relief we provided to certain customers primarily during the first half of fiscal 2021 to help them as they dealt with temporary site closures. Professional services revenue decreased $9.1 million, or 36.4%, due to lower sales combined with delayed installations and integration of our software solutions resulting from travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Gross profit and gross profit margin. Our total gross profit increased $4.6 million, or 7.5%, for the first nine months of fiscal 2021 and total gross profit margin increased from 50.6% to 65.3% driven by changes in the composition of revenue by category and the absence of software development cost amortization. Products gross profit increased $3.0 million, or 43.4%, compared to the first nine months of fiscal 2020 and products gross profit margin increased from 19.5% to 50.4% due to the absence of software development cost amortization during the first nine months of fiscal 2021 along with a higher proportion of proprietary software sales over third party products. Support, maintenance and subscription services gross profit increased $4.4 million and gross profit margin increased 169 basis points to 79.4%. The margin increase is the result of increased revenue on a relatively flat cost base. Professional services gross profit decreased $2.8 million and gross profit margin decreased from 27.3% to 25.3% due to the drop in demand for professional services resulting from travel and customer restrictions including temporary site closures in response to the COVID-19 pandemic.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, decreased $8.8 million, or 13.0%, during the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020.

Product development. Product development decreased $3.2 million, or 10.0%, in the first nine months of fiscal 2021 due to temporary salary reductions, lower incentive pay and employee benefits, lower recruiting fees, and significantly reduced travel and outside service expenses due to employees working from home.

Sales and marketing. Sales and marketing decreased $6.0 million, or 42.1%, in the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020 due to temporary reductions in salaries and employee benefits, furloughs, layoffs, and reduced commission expense due to lower sales levels. The decrease also includes the impact of significantly reduced travel, the absence of in-person trade shows and conference activity, and the ability to conduct more business remotely.

General and administrative. General and administrative increased by $0.4 million, or 2.5%, in the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020 due to increased share-based compensation offsetting decreased cash-based compensation including employee furloughs and layoffs, temporary salary reductions, lower incentive pay and employee benefits.

Severance and other charges. Severance, and other charges increased $2.3 million in the first nine months of fiscal 2021 due to layoffs and other employee terminations.

Other (Income) Expenses

	Nine Months Ended December 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expense:
Interest income	$(76)	$(287)	$(211)	(73.5)%
Interest expense	13	28	15	nm
Other expense, net	284	50	(234)	nm
Total other expense (income), net	$221	$(209)	$(430)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned through interest-bearing bank accounts and on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Nine Months Ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$311	$161	$(150)	nm
Effective tax rate	8.7%	(2.3)%

nm - not meaningful

For the nine months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the nine months ended December 31, 2019, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses in the U.S. and certain foreign jurisdictions that were offset by increased valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures, payments on indebtedness outstanding, which primarily consists of lease obligations and preferred stock dividends.

At December 31, 2020, 100% of our cash and cash equivalents, of which 96% were located in the United States, were deposited in bank accounts. We believe credit risk is limited with respect to our cash and cash equivalents balances.

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

As of December 31, 2020, and March 31, 2020, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

We believe that cash flow from operating activities, cash on hand of $92.6 million as of December 31, 2020 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Nine Months Ended December 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$15,084	$5,273
Investing activities	(1,078)	(3,035)
Financing activities	31,765	(1,071)
Effect of exchange rate changes on cash	184	(33)
Net increase in cash and cash equivalents	$45,955	$1,134

Cash flow provided by operating activities. Cash flow provided by operating activities was $15.1 million in the first nine months of fiscal 2021. The provision of cash was due primarily to the addition of $12.5 million in non-cash expense including depreciation, amortization, and share-based compensation, to our operating income of $3.3 million offset by a decrease of $0.7 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow provided by (used in) financing activities. During the first nine months of fiscal 2021, the $31.8 million provided by financing activities consisted primarily of $34.0 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $1.1 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.1 million in preferred stock dividends.

Contractual Obligations

As of December 31, 2020, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

*10.1	Agilysys, Inc. 2020 Equity Incentive Plan

*10.2	Agilysys, Inc. Employee Stock Purchase Plan

*10.3	Form of SARs Award Agreement (Time Vesting)

*10.4	Form SARs Award Agreement (Performance Vesting)

*10.5	Form of Restricted Stock Award Agreement

*10.6	Form of Restricted Stock Award Agreement for Non-Employee Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

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

AGILYSYS, INC.

Date:	January 27, 2021	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)