Form 10-K
period 2021-03-31
AGILYSYS INC
filed 2021-05-21
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2020 was $473,711,377.

As of May 14, 2021, 23,894,595 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2021

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

Part I

Item 1. Business.

Overview

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative guest-centric cloud-native and on-premises technology solutions for casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. Agilysys offers the most comprehensive solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payment solutions, and related hospitality applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, Asia-Pacific, and India with headquarters located in Alpharetta, GA.

Our principal executive offices are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2021 refers to the fiscal year ended March 31, 2021.

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

Our strategy is to increase the proportion of revenue we derive from subscription services, cloud applications, ongoing support and maintenance agreements, and professional services.

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

We present revenue and costs of goods sold in three categories:

•	Products (hardware and software)
•	Support, maintenance and subscription services
•	Professional services

Total revenue for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2021	2020	2019
Products	$26,714	$44,230	$39,003
Support, maintenance and subscription services	88,565	83,680	75,496
Professional services	21,897	32,847	26,343
Total	$137,176	$160,757	$140,842

Products: Products revenue is comprised of revenue from the sale of software along with third party hardware and operating systems. Software sales include up front revenue for licensing our solutions on a perpetual basis. Software sales are driven by our solutions’ ability to help customers meet the demands of their guests and improve operating efficiencies. Our software revenue is also driven by the ability of our customers to configure our solutions for their specific needs and the robust catalog of integrations we offer to third party solutions. Our software solutions require varying form factors of third party hardware and operating systems to operate, such as staff facing terminals, kiosk solutions, mobile tablets or servers. Third party hardware and operating system revenue is typically driven by new customer wins and existing customer hardware refresh purchases.

Support, Maintenance and Subscription Services: Technical software support, software maintenance and software subscription services are a significant portion of our consolidated revenue and typically generate higher profit margins than products revenue. Growth has been driven by a strategic focus on developing and promoting end to end solutions while market demand for innovative new products addressing specific hospitality needs continues to reinforce this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on premise and in the cloud.

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

Our technology platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests before, during and post-visit. We offer an end-to-end solution that helps our customers improve the guest experience, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our integrated yet modular products allow hospitality operators to recruit and retain customers into their facilities, increase their wallet share from each guest and improve the overall experience throughout the entire guest journey – from the initial customer touch point through post-visit interactions.

With our omni-channel suite of software products, we are uniquely positioned to offer solutions that allow customers to adhere to social distancing guidelines, offer contactless solutions at every point of the guest journey, and maximize operational efficiency all while providing an improved guest experience.

Point of Sale (POS) Solutions:

Agilysys POS solution suite allows customers to provide their guests with an omni-channel experience within their property. Guests are empowered to create their own experiences through ordering from a mobile device or walking up to a self-service kiosk, but also providing for a more traditional experience with staff by interacting with a cashier or bar, or having a server come to them. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise grade back office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory management and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

Agilysys InfoGenesis® POS is an award-winning point of sale solution that combines a fast, intuitive and highly customizable terminal application with powerful, flexible reporting and configuration capabilities in the back office management portal. The system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. The system’s detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Engineered for all regions of the world, the InfoGensis POS solution suite offers a multinational set of features, including language, currency and fiscal technology, coupled with a robust enterprise management capability enabling the largest global customers to run their business efficiently. With a modern integration platform of APIs, the solution is also capable of integrating with a variety of ancillary applications allowing our customers to keep their entire technology estate. InfoGenesis POS is available as a cloud-based or on-premise solution.

Agilysys IG Flex is a mobility solution that offers full point of sale functionality on a Windows tablet in 6, 8, or 10” form factors. It provides a sleek, modern alternative to traditional point of sale installations and can be used as a slim fixed terminal or as a convertible mobile POS simply by removing the tablet from its base.

Agilysys IG KDS is a digital kitchen management solution that integrates with InfoGenesis, rGuest Buy® Kiosk and rGuest Buy OnDemand to deliver staff and customer originated orders to the kitchen for preparation. Custom attributes such as guest phone number, name, guest location or packaging instructions can be provided on each incoming order so the order can be fulfilled promptly to guests. Guests can optionally be notified of order completion via an order status monitor (OSM) or via text message.

Agilysys IG Buy is an enterprise-class self-service, customer-facing kiosk point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as buffets, grab ‘n go, corporate cafeterias and food courts. Its flexibility supports a variety of operational workflows, such as “order and pay”, “order only”, “pay at cashier” and “self check-out,” and integrates with a variety of property management, casino management and loyalty systems. rGuest Buy Kiosk is currently deployed at more than 270 customer sites across the country, including corporate cafeterias at a top five U.S. bank, a top 40 U.S. law firm, one of the nation’s largest technology manufacturers, and at a national financial services firm.

Agilysys IG Buy’s intuitive guest-facing order and pay experiences transfer the control and convenience to the end user. The self-service components reduce on-site labor needed to manage venue operations, while improving guest throughput, check size, order accuracy, guest experience and satisfaction. The platform-driven and cloud-based solution allows for easy deployments and management at scale resulting in a lowered overall cost of ownership.

Agilysys IG OnDemand provides a visual, interactive food and beverage ordering experience to any mobile device – phone, tablet, laptop – with a browser-based self-service experience. Using a simple, intuitive interface, guests can easily order and reorder from anywhere across the property, driving order velocity and volume.

Agilysys IG OnDemand allows our customers to immediately offer an online ordering platform that is natively integrated with their physical location operations. Menus and price updates can be done in one place and automatically updated across all channels – online web store, digital menus and app ordering as well as POS terminals. Orders placed online are routed automatically to the appropriate kitchen for preparation. Orders placed from all channels are automatically available on the POS terminal at the physical location.

Agilysys IG OnDemand Full Service ia a complete contactless self-service F&B ordering solution that offers an intuitive guest-facing order and pay experience. IG OnDemand allows guests to place and pay for orders using their own device - phone, tablet, laptop – for pick-up or delivery orders, as well as for a tableside order and pay experience. It supports ordering for multiple guests at a table over the course of a meal using their own devices making the ordering process touchless while freeing up staff to spend more time with guests. The result is dramatically increased revenue opportunities and more chances to enhance guest service.

Agilysys IG Quick Pay allows guests to use their own mobile device, scan a QR code on the InfoGenesis check, review a digital copy of the check, add a tip & initiate payment, maintaining a fully touchless guest payment experience. The product can be sold as a standalone payment solution or can be bundled with IG OnDemand for a complete order and pay experience.

Agilysys IG Smart Menu provides a touchless menu display on a guest’s own mobile device - phone, tablet, laptop. Simply scan a QR code to access a venue menu that is linked directly to the actual items available in the IG OnDemand system, not a pdf or a website link. The product can be sold as a standalone menu solution or can be bundled with IG OnDemand for a complete menu, order and pay experience.

Agilysys IG Digital Menu Board provides large screen menu and image display on commercial television monitors. It will display a venue menu that is linked directly to the actual items available in the IG OnDemand system, not a pdf or a website link, so it can easily reflect the latest items and pricing.

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

Agilysys LMS™ is an on-premise or hosted, web and mobile-enabled, PMS solution targeting the operator with large, complex operations. It runs 24/7 to automate every aspect of hotel operations in properties from 100 to over 7,000 rooms, and has interfaces to a wide array of industry applications including but not limited to all core casino management systems and leading global distribution systems. Its foundation expands to incorporate modules for activities scheduling, attraction ticketing and more.

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

Agilysys Stay PMS is the company’s cloud-native SaaS property management system that optimizes operational efficiency, increases revenue and enhances guest service. Agilysys Stay is currently generally available for all hotels and chains, as well as for select service casino hotels. The guest-centric PMS leverages an open architecture with restful APIs to enable richly integrated applications delivered from Agilysys, its partners and customers. Agilysys Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

Focused on improving revenue and streamlining operations, Agilysys Stay is designed to enable hotels to gather and analyze guest information across properties that can be used to create loyalty-generating offers and increase guest wallet share. In addition, running natively in a browser on both desktop and tablet devices, it delivers real-time operating metrics so that hotels can more accurately forecast demand and scale guest services accordingly.

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

rGuest Express - Kiosk simplifies check-in and check-out, optimizes staff productivity and enhances the guest experience by enabling a seamless self-service option for guests to use in the hotel lobby at a kiosk. More properties are turning to kiosks to reduce overhead and offer more self-service options. With rGuest Express - Kiosk, it’s easy to elevate service levels without adding front-line staff. rGuest Express - Kiosk provides ID verification to allow for hotels to enforce security standards efficiently and to allow the guest to bypass the front desk and observe social distancing guidelines.

rGuest Express - Mobile simplifies check-in and check-out even further and at the same time allows operators to offer mobile keys, concurrent dining reservations or room upsells, all on a personal mobile device such as a smart phone or tablet. Properties are turning to mobility at an ever-increasing pace to improve efficiency. With rGuest Express - Mobile, it’s easy to reduce wait times and empower guests by putting the power of choice in the palm of their hand. rGuest - Express Mobile allows for digital ID verification before securely delivering the digital room key to the guest phone allowing operators to maintain security standards while allowing the guest to bypass the front desk.

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

Agilysys Pay payment processing solution is our innovative payment gateway. Agilysys Pay protects guests’ financial data and reduces risk by leveraging point-to-point encryption (P2PE) and tokenization with every credit card transaction. Agilysys Pay Complete leverages one of the first payment gateways in the world to receive official PCI-P2PE validation, allowing us to offer PCI cost and scope reduction that other providers cannot. These security benefits are built on top of a full-featured, enterprise-grade gateway that offers broad support for U.S., Canadian, European and certain Asian countries’ credit card processors and a wide variety of payment device options for every use-case, including countertop, pay-at-table, EMV, mobile tablet, and signature capture scenarios.

Agilysys Pay offers contactless payment options on all markets as well as supporting various wallet payment options like Apple Pay®, Google Pay®, AliPay®, and WeChat®.

Agilysys Spa software covers all aspects of running a spa, from scheduling guests for services to managing staff schedules. With this guest-centric technology, spas have more time to focus on creating personalized experiences in places of quiet tranquility. Agilysys Spa is a single solution that connects effortlessly to our other software solutions. The solution includes real-time integration, simplifies the appointment booking process, enhances the guest experience, and maximizes the value of the spa as a revenue center.

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

rGuest Service is our new integrated service optimization platform that allows our customers to provide an integrated hospitality experience for their guests while driving greater operational efficiency by connecting departments across the hotel – front desk, house-keeping, concierge, maintenance, bell desk, food runners, wait staff, etc. The rGuest service platform provides a unified communication and messaging service for guest and staff interaction as well as internal staff interaction. Apart from providing the functionality for managing back of house operations like house-keeping, engineering and maintenance, the rGuest service platform proactively tracks events and exceptions that take place in the hotel or resort and drive targeted action to ensure high level of guest satisfaction at all times.

Agilysys authorize provides support for fully-automated and secure online payments for any room deposits, 3rd party guarantees and folio charges - while eliminating the need for manual credit card authorization forms. Payment is seamlessly authorized and posted appropriately in real-time.

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

Agilysys DataMagine™ document management solution is a U.S.-patented imaging module and archiving solution that allows users to securely capture and retrieve documents and system-generated information. DataMagine integrates with other Agilysys products, adding functionality and providing seamless workflows that cross functional areas. DataMagine helps drive the Go Green initiative at a number of our customer sites by enabling a completely paperless experience through all facets of the customers operations – from signature capture at the front desk to automated routing of PO’s and requisition orders for approvals. DataMagine provides robust indexing and archiving features to allows easy contextual based document retrieval.

Agilysys Seat solution is a guest-centric reservation and wait list management solution that helps operators to book any location. The solution allows operators to manage restaurant, cabana and auditorium reservations. With an innovative doll house view approach, patrons have the ability to select and book a specific seat in a restaurant or a specific cabana on a pool deck online. With built in price yielding capabilities, rGuest Seat allows operators to maximize revenue opportunities for various locations. Using the built-in guest management system, operators can build guest profiles and provide a superior experience while driving repeat guests.

Agilysys Analyze is a cloud-based data analytic platform focused on the needs of the hospitality industry. It is a full business intelligence solution that collects data from Agilysys point of sale and property management solutions and helps food & beverage and property operators gain critical insight into business operations and performance. Out-of-the-box analysis helps hospitality operators manage costs, minimize loss due to fraud, boost item sales, increase server productivity, occupancy, room revenue, and other profit enhancing capabilities.

Representative Agilysys clients include:

7 Cedars Casino	Dickies Arena	Pinehurst Resort
AVI Foodsystems, Inc.	Drury Hotels	Prairie Band Casino & Resort
Banner Health	Ellis Island Hotel, Casino and Brewery	Resorts World Bimini
Boyd Gaming Corporation	Golden Nugget Lake Charles	Rosen Hotels & Resorts
Caesars Entertainment	Grand Central Hotel in Belfast	Rosewood Castiglion Del Bosco
Cal Dining at UC Berkeley	Grand Sierra Resort and Casino	Royal Caribbean Group
Camelback Lodge & Waterpark	Hialeah Park	Seaport District – NYC
Carnival UK	Hilton Worldwide	Spooky Nook Sports
Cartoon Network Hotel	Intercontinental Hotel Group	Stations Casino
Casino del Sol Resort	Kiawah	The Venetian Resort Hotel Casino
Catholic Charities	Kimpton Hotels	The Kessler Collection
Chukchansi Gold Resort & Casino	Longwood University	Treehouse – London
Compass Group North America	Maryland Live! Casino	Vail Resorts
Comanche Nation of Oklahoma	MGM	Valley View Casino & Hotel
Costa Pacifica	Oxford Casino	Vanderbilt University
The Cosmopolitan of Las Vegas	Palm Garden Hotel	Wendover Resorts
Crystal Springs Resort

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry. Our products have been enabling mission-critical core hospitality operations for more than four decades. Our software solutions are required to run the operations of the hospitality business and designed to drive substantial customer benefits through increased revenue, improved operational efficiency, enhanced guest experience and improved employee morale. In addition, many of our solutions enable social distancing capabilities for our customers. Our innovative software solutions described above have been purpose-built to serve the unique needs of the following hospitality sectors: casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. We operate across North America, Europe, Asia-Pacific and India with headquarters located in Alpharetta, GA.

The sectors we serve are going through unprecedented and uncertain times with the COVID-19 pandemic. As more people receive vaccinations and pandemic-related restrictions begin to ease, we are seeing the initial signs of recovery and re-opening in the markets we serve. Therefore, the long-term outlook remains strong and we expect the momentum from the three years preceding the pandemic to eventually pick back up with a focus on social distancing and mobile applications. Prior to COVID-19, we estimated our total addressable market to be approximately $4.8 billion in annual recurring revenue opportunity. While the size of the opportunity might face pressure in an economic downturn, we feel it is still in the billions of dollars and we are only a fraction of that size. We continue to feel good about our opportunity to win market share given our relative competitive strength in the industry.

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

Human Capital

As of March 31, 2021, we employed approximately 1,350 employees, with approximately 68%, 28%, 3%, and 1% of our employees located in India, the United States, APAC, and EMEA, respectively. We consider our relationship with our employees to be good and a critical factor in our success.

Our senior management team is responsible for developing and executing our human capital strategy. We seek employees who share a passion for technology and its ability to improve our customers’ businesses in hospitality. We believe we offer fair, competitive compensation and benefits that support our employees’ overall well-being and foster their growth and development. We offer our employees pay and benefits packages that we believe are competitive with others throughout our industry, as well as within the local markets in which we operate, and align individual performance with our success.

We encourage our employees to embrace different ideas, strengths, interests and cultural backgrounds. We are committed to providing our employees with an environment free of discrimination, harassment and workplace violence. We make all benefit and employment-related decisions in compliance with established equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws. All employees, directors, independent contractors, and other parties who work with Agilysys are expected to create a working environment where everyone is respected, regardless of individual differences. Valuing each person’s character, virtues, and individual experiences will leverage our ability to attract and retain quality employees, customers, and suppliers.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These changes include having most of our employees work from home until the pandemic eases while implementing additional safety measures for employees continuing critical on-site work at our customers’ locations. We have taken, and will continue to take, actions in accordance with the applicable local guidance, such as the guidance provided by the Centers for Disease Control and Prevention in the United States, to protect our employees so they can more safely and effectively perform their work.

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

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support and services. These companies, some of which are much larger than we are, include Oracle Corp., Shiji, Amadeus IT Group and Infor. We also compete with smaller software companies like POSitouch, Northwind and Appetize Technologies. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

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

The global spread and unprecedented impact of COVID-19 has resulted in disruption to our business, the hospitality industry and the global economy. The COVID-19 pandemic has led government and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. Even as these restrictions have been relaxed in some parts of the world, such as many areas of the United States, they remain effective in other parts of the world and have frequently been reimposed in many locations after having been relaxed as a result of additional outbreaks. As a result, the COVID-19 pandemic and its consequences have significantly reduced demand for gaming, hotels, resorts, cruises, corporate foodservice, restaurants, university cafeterias, and stadia and have had a material detrimental impact on global commercial activity across these hospitality industries that we serve, and in some cases, has caused the closure of our customers’ businesses. Business closures have resulted in our inability to complete certain implementations and negatively impacted our ability to recognize revenue.

The extent to which COVID-19 continues to adversely impact our business, operations, and financial results significantly depends on the effect upon the demand for our customers’ hospitality services, which may be affected by, among other things, the duration and scope of COVID-19 (including whether and to what extent a resurgence of the virus could occur after the pandemic initially subsides); the negative impact it has on global regional economies and economic activity, including its impact on unemployment rates and consumer confidence and discretionary spending; its short and longer-term impact on the demand for hospitality businesses; the ability of our customers to successfully navigate the impacts of COVID-19; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies, travel activity, businesses, universities and demand for lodging, destination resorts, cruises and stadia events recovers after the pandemic subsides. To the extent that our hospitality customers’ businesses continue to be impacted, it may have the following effects on our business:

•

Effect on Revenue and Liquidity: If our hospitality customers suffer delayed recovery in their revenues, they could be unable to continue to pay for our services, and potentially even go out of business. If our customers are unable or unwilling to continue to pay for our services on a timely basis or at all, our revenue and liquidity would be adversely affected.

•

Effect on Growth: As a result of the material sustained reduction in our hospitality customers’ revenue, our customers and prospective customers have substantially curtailed new technology purchases. Customers may also have difficulty obtaining new financing or drawing on existing credit facilities, resulting in them having diminished capital to spend on new technology purchases. Finally, customers or prospective customers may delay, terminate or not go forward with projects in development, for which we may have sold or software.

In response to COVID-19, we took steps to reduce operating costs and improve efficiency, including furloughing approximately 24% of our employees in the United States, APAC and EMEA during the year. As of May 17, 2021, less than 10 employees remain on furlough. However, the steps we took, and further changes we may make in the future to control our costs, may negatively impact our ability to attract and retain employees. If this were to occur, we may experience operational challenges that result in a negative impact on our customer services and ultimately, loss of market share, which could limit our ability to grow and expand our business.

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

For example, our business is impacted by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. As discussed above under “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time,” our performance has been affected by these conditions associated with COVID-19 and could be further materially affected going forward if these conditions continue for an additional extended period or in other circumstances that we are unable to foresee or mitigate. Even after COVID-19 subsides, our business, markets, growth prospects and business model could be materially impacted or altered as a result of adverse changes in travel and leisure activities.

Similarly, increases in energy prices can result in higher ingredient and food costs for our customers with restaurant operations, which may adversely affect demand for our customers’ restaurant businesses, and in turn, our business, financial results and liquidity.

Our business may be adversely impacted by international trade disputes.

We depend on third-party manufacturers and suppliers located outside of the United States, including in China, in connection with the supply of certain of our hardware products and related components. Accordingly, our business is subject to risks associated with international supply. For example, in recent years the United States has imposed and extended greater restrictions on international trade and significant increases in tariffs on goods imported into the United States from China and other countries. Increased tariffs, including on goods imported from China, or the institution of additional protectionist trade measures could adversely affect our supply costs, and in turn, our business, financial results and liquidity.

Our future success will depend on our ability to develop new products, product upgrades and services that achieve market acceptance.

Our business is characterized by rapid and continual changes in technology and evolving industry standards. We believe that in order to remain competitive in the future we need to continue to develop new products, product upgrades and services, requiring the investment of significant financial resources. If we fail to accurately anticipate our customer’s needs and technological trends, or are otherwise unable to complete the development of a product or product upgrade on a timely basis, we will be unable to introduce new products or product upgrades into the market that are demanded by our customers and prospective customers on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

If we fail to meet our customers’ performance expectations, our reputation may be harmed, and we may be exposed to legal liability.

Our ability to attract and retain customers depends to a large extent on our relationships with our customers and our reputation for high quality services and solutions. As a result, if a customer is not satisfied with our products and services, our reputation may be damaged. Moreover, if we fail to meet our customers’ performance expectations or if customers experience service disruptions, breaches or other quality issues, we may lose customers and be subject to legal liability, particularly if such failure, service disruptions or breaches adversely impact our customers’ businesses.

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

Cyber-attacks involving our systems and data could expose us to liability or harm our reputation and have a material adverse effect on our business.

We have implemented security measures and controls intended to protect our IT infrastructure, data centers and other systems and data against cyber-attacks. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors. Threat actors have and may in the future be able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may have been introduced through the actions of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. Our systems, and those of our third-party providers, have and could in the future become subject to cyber-attacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering, and other means for obtaining unauthorized access to, or disrupting the operation of, our systems and those of our third-party providers.

The number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate future attacks or implement adequate security measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business.

These events, and any related operational disruptions, unauthorized access, or misappropriation of information (including personally identifiable information or personal data), could create costly litigation, significant financial liability, and a loss of confidence in our ability to serve customers and cause current or potential customers to choose another provider, all of which could have a material adverse effect on our business, financial condition, reputation, and results of operations.

We are subject to laws and regulations governing the protection of personally identifiable information. A failure to comply with applicable privacy or data protection laws could harm our reputation and have a material adverse effect on our business.

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

Our software may be used in connection with processing personal data and other sensitive data (e.g., credit card numbers). It may be possible for the data to be compromised if our customer does not maintain appropriate security procedures. In those instances, the customer may attempt to seek damages from us. While we believe that all of our current software complies with applicable industry security requirements and that we take appropriate measures to reduce the possibility of breach through our development and implementation processes, we cannot assure that our customers’ systems will not be breached, or that all unauthorized access to our software can be prevented. If a customer, or any other person, seeks redress from us as a result of a security breach of our software, our business could be adversely affected.

We have incurred losses in each of the last several years, and we may continue to incur losses in the future.

We have incurred operating losses in each of the last several years, including the year ended March 31, 2021, and we may continue to incur losses in the future as we continue to invest in our products. Our lack of profitability limits the resources available to us to invest in developing new products, product upgrades and services and otherwise in improving business operations.

We may incur goodwill and intangible asset impairment charges that adversely affect our operating results.

As of March 31, 2021, we had $19.6 million and $8.4 million of goodwill and intangible assets (including capitalized software development costs), net, respectively, on our Consolidated Balance Sheet. We review our goodwill and intangible assets for impairment on at least an annual basis. As of March 31, 2020, we determined the net realizable value of intangible assets consisting of capitalized software development costs for certain solutions within our rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million. The impact of the COVID-19 pandemic on the hospitality industry resulted in significantly lower sales and cash flow projections for the related rGuest solutions after evaluating the Company’s strategy for market development and continued costs to support the software. As a result, we recorded impairment charges to reduce the net realizable value of the related assets to zero. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill or other intangible assets in the future.

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

Additionally, in response to COVID-19, we furloughed approximately 24% of our employees in the United States, APAC and EMEA to reduce operating costs and improve efficiency. If this action negatively impacts our ability to attract employees or if employees we desire to return to work do not resume their employment at the end of the furlough, we may experience operational challenges that result in a negative impact on our customer services and ultimately, loss of market share, which could limit our ability to grow and expand our business. See “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time” above for additional information regarding this risk.

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

We have international offices in the United Kingdom, China, Hong Kong, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs, enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; currency fluctuations; and political and economic instability abroad.

Natural disasters or other catastrophic events affecting our principal facilities could cripple our business.

Natural disasters or other catastrophic events, particularly those affecting employees in our Alpharetta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a negative effect on us. Most of our administrative functions are concentrated in our Alpharetta headquarters and most of our software development activity is concentrated in our India research and development center. We maintain crisis management and disaster response plans, and during the COVID-19 pandemic, substantially all of our employees throughout the world have been capable of working from home for months at a time without significantly impacting our business. However, a natural disaster, fire, power shortage, pandemic, act of terrorism or other catastrophic event occurring in either geographic location that prevents or substantially impairs our employees’ ability to work, either in the office or from home, could make it difficult or impossible for us to deliver our products and services to customers.

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

We currently utilize data center hosting facilities, some of which are managed by third-parties, to provide cloud-based products and hosting services to our customers and to support our internal business operations. If these data center facilities fail or encounter any damage, it could result in interruptions in services to our customers or disruption of our business operations. This could result in unanticipated downtime for our customers, and in turn, our reputation and business could be adversely affected. Similarly, any significant disruption or deficiency in the operation of our internal systems could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, which may have a material adverse effect on our business, financial condition, or results of operations.

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

Risks Relating to the Industries We Serve

Our business depends to a significant degree on the hospitality industry and instability and downturns in the hospitality industry could adversely affect our business and results of operations.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2021, the trading price of our common stock ranged from a high close of $62.91 to a low close of $14.13. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

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

On May 22, 2020, we sold $35 million of preferred stock with a 5.25% cumulative dividend and convertible into common stock at a conversion price of $20.1676 per share. Until converted, the preferred stock may impede stock price increases above the conversion price.

Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in Alpharetta, Georgia where we lease approximately 33,000 square feet of office space. In addition, we lease approximately 33,000 square feet of office space in Las Vegas, Nevada, 30,000 square feet of office space in Bellevue, Washington, of which we sublease 22,000 square feet to a third party, 12,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 102,000 square feet of office space in Chennai, India and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3.  Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid, and granted summary judgment in favor of the movant co-defendants. In November 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s summary judgement with respect to all claims except for two, which were not asserted against Agilysys. Ameranth’s writ of certiorari to the United States Supreme Court was denied in October

2020. Subsequently, Ameranth filed further pleading amendments and discovery requests with the District Court, which were opposed by the defendants.

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

Part II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Stock Market LLC under the symbol “AGYS”. As of May 14, 2021, there were 1,505 registered holders of our common shares, without par value.

Dividends

We did not pay dividends in fiscal 2021 or 2020 on our common stock and are unlikely to do so in the foreseeable future. We pay preferred stock dividends as described in Note 14, Preferred Stock, to our Consolidated Financial Statements under Item 8 of this Annual Report. The current policy of the Board of Directors is to retain any available earnings for use in the operations of our business.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2016 through March 31, 2021. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Agilysys, Inc.
Russell 2000
7373 - Computer Integrated Systems Design

INDEXED RETURNS

		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2016	2017	2018	2019	2020	2021
Agilysys, Inc.	$100.00	$92.56	$116.75	$207.35	$163.57	$469.74
Russell 2000	$100.00	$126.22	$141.10	$143.99	$109.45	$213.26
Peer Group	$100.00	$122.79	$141.63	$147.27	$141.34	$187.01

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

The MD&A analyzes changes in specific line items in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes that appear in Item 8 of this Annual Report titled, “Financial Statements and Supplementary Data.” Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 3 of this Annual Report and Item 1A “Risk Factors” in Part I of this Annual Report for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

COVID-19 Pandemic

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. COVID-19 has had a significant impact on our business during the year ended March 31, 2021. The extent to which COVID-19 will continue impacting our financial condition and results of operations remains uncertain and depends on various factors, including the ongoing or recurring impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

We have taken actions to mitigate the impact on our business. We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These modifications may continue to delay or reduce sales and harm productivity and collaboration. The pandemic could have an ongoing adverse impact on demand for our customers’ products and services, which in turn could continue to negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the ongoing collection of accounts receivable from our customers.

During our fiscal 2021, we reduced discretionary costs through actions including hiring freezes on non-essential positions, layoffs, employee furloughs, employee retirement benefit limitations, and salary decreases for executive team members and certain other employees of the Company.

While we have eased certain cost reduction measures recently, we may take further actions that alter our business operations as the situation continues to evolve. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is known for its leadership in hospitality, its broad product offerings and its customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

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

Our strategic plan specifically focuses on:

•	Putting the customer first
•	Focusing on product innovation and development
•	Improving our liquidity
•	Increasing organizational efficiency and teamwork
•	Developing our employees and leaders
•	Growing revenue by improving the breadth and depth of our product set across both point-of-sale and property management applications
•	Growing revenue through international expansion

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

Results of Operations

Fiscal 2021 Compared with Fiscal 2020

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2021 and 2020:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$26,714	$44,230	$(17,516)	(39.6)%
Support, maintenance and subscription services	88,565	83,680	4,885	5.8%
Professional services	21,897	32,847	(10,950)	(33.3)%
Total net revenue	137,176	160,757	(23,581)	(14.7)%
Cost of goods sold:
Products (inclusive of developed technology amortization)	13,506	36,427	(22,921)	(62.9)%
Support, maintenance and subscription services	17,985	19,248	(1,263)	(6.6)%
Professional services	16,309	24,130	(7,821)	(32.4)%
Total cost of goods sold	47,800	79,805	(32,005)	(40.1)%
Gross profit	89,376	80,952	8,424	10.4%
Gross profit margin	65.2%	50.4%
Operating expenses:
Product development	55,345	41,463	13,882	33.5%
Sales and marketing	14,196	19,864	(5,668)	(28.5)%
General and administrative	33,273	24,374	8,899	36.5%
Depreciation of fixed assets	2,832	2,574	258	10.0%
Amortization of intangibles	1,959	2,541	(582)	(22.9)%
Impairments	—	23,740	(23,740)	(100.0)%
Severance and other charges, net	2,529	582	1,947	334.5%
Legal settlements, net	200	(125)	325	260.0%
Operating loss	$(20,958)	$(34,061)	$13,103	(38.5)%
Operating loss percentage	(15.3)%	(21.2)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2021	2020
Net revenue:
Products	19.5%	27.5%
Support, maintenance and subscription services	64.6	52.1
Professional services	15.9	20.4
Total net revenue	100.0	100.0
Cost of goods sold:
Products, inclusive of developed technology amortization	9.8	22.6
Support, maintenance and subscription services	13.1	12.0
Professional services	11.9	15.0
Total net cost of goods sold	34.8	49.6
Gross profit	65.2	50.4
Operating expenses:
Product development	40.4	25.8
Sales and marketing	10.3	12.4
General and administrative	24.4	15.2
Depreciation of fixed assets	2.1	1.6
Amortization of intangibles	1.4	1.6
Impairments	—	14.8
Severance and other charges, net	1.8	0.4
Legal settlements, net	0.1	(0.1)
Operating loss	(15.3)%	(21.2)%

Net revenue. Total revenue decreased $23.6 million, or 14.7%, in fiscal 2021 compared to fiscal 2020. Products revenue decreased $17.5 million, or 39.6%, due to delayed customer purchasing decisions as the timing of the hospitality recovery from the COVID-19 pandemic remains unclear. Support, maintenance and subscription services revenue increased $4.9 million, or 5.8%, driven by continued growth in subscription-based revenue, which increased 15.5% in fiscal 2021 compared to fiscal 2020. Subscription revenue sales were led by our add on software modules, including modules enabling social distancing and contactless capabilities. Professional services revenue decreased $11.0 million, or 33.3%, due to delays in implementation services due to customer property restrictions, property closures and lower sales from delayed customer purchasing decisions as the timing of the hospitality recovery from the COVID-19 pandemic remains unclear.

Gross profit and gross profit margin. Our total gross profit increased $8.4 million, or 10.4%, in fiscal 2021 and total gross profit margin increased from 50.4% to 65.2%. Products gross profit increased $5.4 million and gross profit margin increased from 17.6% to 49.4% driven mostly by the absence of software development cost amortization during fiscal 2021. Support, maintenance and subscription services gross profit increased $6.1 million and gross profit margin increased 269 basis points to 79.7% due to increased subscription revenue on a relatively flat cost base. Professional services gross profit decreased $3.1 million and gross profit margin decreased slightly from 26.5% to 25.5% due to the delay in professional service projects and the fixed costs of maintaining a minimum required professional services team as customers continued to work towards re-opening their locations and accept implementations and installations.

Operating expenses

Operating expenses, excluding the charges for legal settlements, impairments, severance and other charges, increased $16.8 million, or 18.5%, in fiscal 2021 compared with fiscal 2020. As a percent of total revenue, operating expenses have increased 22.0% in fiscal 2021 compared with fiscal 2020.

Product development. Product development includes all expenses associated with research and development. Product development increased $13.9 million, or 33.5%, during fiscal 2021 as compared to fiscal 2020 due to the continued expansion of our R&D teams and significant share-based compensation charges resulting from the accelerated vesting of stock-settled appreciation rights (SSARs) upon their market condition satisfaction in February 2021.

Sales and marketing. Sales and marketing decreased $5.7 million, or 28.5%, in fiscal 2021 compared with fiscal 2020 due to reduced commission expense as a result of lower sales levels, significantly reduced travel, layoffs, temporary reductions in employee benefits, and the absence of in-person trade shows and conference activity. The decrease was slightly offset by an increase in stock-based compensation charges resulting from the accelerated vesting of SSARs.

General and administrative. General and administrative increased $9.0 million, or 37.0%, in fiscal 2021 compared to fiscal 2020. The change is due primarily to significant share-based compensation charges resulting from the accelerated vesting of SSARs.

Depreciation of fixed assets. Depreciation of fixed assets increased $0.3 million or 10.0% in fiscal 2021 as compared to fiscal 2020 due to an increased level of assets with shorter useful lives.

Amortization of intangibles. Amortization of intangibles decreased $0.6 million or 22.9% in fiscal 2021 as compared to fiscal 2020 due to a lower unamortized cost base following the impairment of intangibles in fiscal 2020.

Impairments. There were no impairments in fiscal 2021. Impairments totaled $23.7 million in fiscal 2020. The impairments resulted from specific capitalized software development costs supporting certain software applications. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions which made it difficult to project future sales and revenue accurately for the impacted solutions at the time of impairment determination. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. We recorded impairment charges to reduce the net realizable value of the related assets to zero during the 2020 fiscal year.

Severance and other charges. Severance and other charges increased $1.9 million due to an increase in non-restructuring severance activity during fiscal 2021 compared to fiscal 2020.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other (income) expense:
Interest (income)	$(107)	$(380)	$(273)	71.8%
Interest expense	20	9	(11)	nm
Other expense, net	338	176	(162)	(92.0)%
Total other expense (income), net	$251	$(195)	$(446)	228.7%

nm – not meaningful

Interest income.  Interest income consists of interest earned on short-term investments in certificates of deposit, commercial paper, money market funds, corporate-owned life insurance policies and interest-bearing bank accounts.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense, net. Other expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax expense (benefit)	$(208)	$201	$409	203.5%
Effective tax rate	1.0%	(0.6)%

For fiscal 2021, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets including increases in valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. At March 31, 2021, we had $199.1 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $46.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $165.6 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2022 through 2041.

Fiscal 2020 Compared to Fiscal 2019

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2020 and 2019:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2020	2019	$	%
Net revenue:
Products	$44,230	$39,003	$5,227	13.4%
Support, maintenance and subscription services	83,680	75,496	8,184	10.8%
Professional services	32,847	26,343	6,504	24.7%
Total net revenue	160,757	140,842	19,915	14.1%
Cost of goods sold:
Products (inclusive of developed technology amortization)	36,427	31,811	4,616	14.5%
Support, maintenance and subscription services	19,248	15,895	3,353	21.1%
Professional services	24,130	19,256	4,874	25.3%
Total cost of goods sold	79,805	66,962	12,843	19.2%
Gross profit	80,952	73,880	7,072	9.6%
Gross profit margin	50.4%	52.5%
Operating expenses:
Product development	41,463	37,817	3,646	9.6%
Sales and marketing	19,864	19,646	218	1.1%
General and administrative	24,374	23,118	1,256	5.4%
Depreciation of fixed assets	2,574	2,504	70	2.8%
Amortization of intangibles	2,541	2,567	(26)	(1.0)%
Impairments	23,740	—	23,740	100.0%
Severance and other charges, net	582	1,168	(586)	(50.2)%
Legal settlements, net	(125)	141	(266)	(188.7)%
Operating loss	$(34,061)	$(13,081)	$(20,980)	160.4%
Operating loss percentage	(21.2)%	(9.3)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2020	2019
Net revenue:
Products	27.5%	27.7%
Support, maintenance and subscription services	52.1	53.6
Professional services	20.4	18.7
Total net revenue	100.0	100.0
Cost of goods sold:
Products (inclusive of developed technology amortization)	22.6	22.6
Support, maintenance and subscription services	12.0	11.3
Professional services	15.0	13.6
Total cost of goods sold	49.6	47.5
Gross profit	50.4	52.5
Operating expenses:
Product development	25.8	26.9
Sales and marketing	12.4	13.9
General and administrative	15.2	16.4
Depreciation of fixed assets	1.6	1.8
Amortization of intangibles	1.6	1.8
Impairments	14.8	—
Severance and other charges, net	0.4	0.8
Legal settlements, net	(0.1)	0.1
Operating loss	(21.2)%	(9.3)%

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

Product development. Product development includes all expenses associated with research and development. Product development increased $3.6 million, or 9.6%, during fiscal 2020 as compared to fiscal 2019 primarily due to the reduction of cost capitalization. Certain software applications for which we had capitalized costs reached general availability by the beginning of the second quarter of fiscal 2019. These products joined our well-established products with the application of agile development practices in a more dynamic development process that involves higher frequency releases of product features and functions. We capitalized $2.0 million of external use software development costs, and $0.3 million of internal use software development costs during fiscal 2019, with the full balance capitalized in Q1 fiscal 2019. We did not capitalize any costs associated with product development during fiscal 2020. Total product development costs, including operating expenses and capitalized amounts, were $41.5 million during fiscal 2020 compared to $40.1 million in fiscal 2019. The $1.4 million increase is mostly due to continued expansion of our R&D teams and infrastructure.

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

Impairments. Impairments totaled $23.7 million in fiscal 2020. There were no impairments in fiscal 2019. The impairments result from specific capitalized software development costs supporting certain software applications. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions which make it difficult to project future sales and revenue accurately for the impacted solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. We have recorded impairment charges to reduce the net realizable value of the related assets to zero.

Severance and other charges. Severance, and other charges decreased $0.6 million due to a reduction in non-restructuring severance activity during fiscal 2020 compared to fiscal 2019.

Legal settlements, net. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Other (income) expenses
Interest (income)	$(380)	$(339)	$41	12.1%
Interest expense	9	10	—	—%
Other expense, net	176	191	15	nm
Total other (income), net	$(195)	$(138)	$57	nm

nm – not meaningful

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

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2020	2019	$	%
Income tax expense	$201	$221	$20	nm
Effective tax rate	(0.6)%	(1.7)%

nm – not meaningful

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

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures, payments of preferred stock dividends, and operating expenses including payments of lease obligations.

At March 31, 2021, all $99.2 million of our cash on hand was deposited in bank accounts, of which 96% are located in the United States. We believe there is limited credit risk with respect to our cash balances.

While the COVID-19 pandemic has had a significant adverse impact on our results of operations during our entire fiscal 2021, we cannot presently estimate its ongoing financial impact, which will be highly dependent on the severity and duration of the pandemic. As such, due to the ongoing uncertainties associated with the COVID-19 pandemic and the indeterminate length of time it will affect the hospitality industry, we have maintained certain proactive measures to secure our liquidity position to be able to meet our requirements for the foreseeable future. These measures have included strict cost management actions, such as halting and altering our marketing programs, eliminating non-essential expenses including capital expenditures and reducing payroll and related costs through layoffs and furloughs as well as salary and retirement benefit reductions.

We believe that cash flow from operating activities, cash on hand of $99.2 million as of March 31, 2021, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

As of March 31, 2021 and March 31, 2020, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

Cash Flow

	Year ended March 31,
(In thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$28,407	$10,575	$7,241
Investing activities	(1,391)	(3,447)	(5,534)
Financing activities	25,316	(1,116)	(767)
Effect of exchange rate changes on cash	195	(130)	(112)
Increase in cash	$52,527	$5,882	$828

Cash flow provided by operating activities.  Cash flows provided by operating activities were $28.4 million in fiscal 2021. The provision of cash was due primarily to our operating loss of $21.0 million adjusted for $44.0 million in non-cash expense including depreciation, amortization, and share-based compensation and an increase of approximately $5.4 million from the changes in operating assets and liabilities.

Cash flows provided by operating activities were $10.6 million in fiscal 2020. The provision of cash was due primarily to our operating loss of $34.1 million adjusted for $46.2 million in non-cash expense including impairment charges, depreciation, amortization, and share-based compensation and a decrease of approximately $1.5 million in net operating assets and liabilities.

Cash flows provided by operating activities were $7.2 million in fiscal 2019. The provision of cash was due primarily to our operating loss of $13.2 million adjusted for $22.4 million in non-cash expense including depreciation, amortization, and share-based compensation and an increase of approximately $2 million in net operating assets and liabilities.

Cash flow used in investing activities.  Cash flows used in investing activities in fiscal 2021 were $1.4 million due primarily to the purchase of property and equipment, including internal use software.

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

Cash flow provided by (used in) financing activities. During fiscal 2021, the $25.3 million provided by financing activities consisted primarily of $34.0 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $7.5 million for the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.1 million in preferred stock dividends.

Cash flows used in financing activities of $1.1 million and $0.8 million, respectively, in fiscal 2020 and 2019 were primarily comprised of share repurchases to satisfy employee tax withholding on share-based compensation.

Investments

Investments in Corporate-Owned Life Insurance Policies

Agilysys invests in corporate-owned life insurance policies for certain former executives, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $1.0 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives’ designated beneficiary of $0.1 million, which approximates fair value, were recorded within “Other non-current liabilities” in the Consolidated Balance Sheets at the balance sheet date.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Our contractual obligations consist primarily of operating leases for office space and preferred stock dividends. We disclose our lease obligations in Note 6, Leases, and preferred stock dividends in Note 14, Preferred Stock, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

We believe our cash on hand, funds from operations, and access to capital markets will provide adequate funds to finance capital spending and working capital needs and to service our obligations and other commitments arising during the foreseeable future.

Critical Accounting Policies

Managements’ Discussion and Analysis is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

We use the market approach to drive standalone selling price (“SSP”) by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis.

Allowance for expected credit losses. We maintain allowances for expected credit losses for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We base our expected credit loss model on historical experience, adjusted for current conditions and reasonable and supportable forecasts. To help mitigate the associated credit risk we perform periodic credit evaluations of our customers.

Customer credit allowance. We maintain allowances for estimated customer credits. Credits are typically due to the timing or amount of customer invoices processed for specific services, including professional and subscription, and maintenance coverage. In many cases, there has not been clear or timely communication of the need to adjust coverage or service at a location in advance of when we invoice for the associated coverage or service. We will issue a credit after agreeing to the service or coverage adjustment as requested by the customer within the terms of our contract. During fiscal 2021, we have included allowances for various one-time recurring revenue related and other concessions we have given to customers to help them while they deal with the impact of the COVID-19 pandemic on their operational priorities.

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

We record compensation expense related to stock options, stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and performance share awards is based on the closing price of our common shares on the grant date. The fair value of stock option and stock-settled appreciation right awards is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. The fair value for stock-settled appreciation rights with a market condition are estimated using a Lattice option pricing model which utilizes a binomial tree to forecast option pricing. Forfeitures of awards are recognized as they occur. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 13, Share-Based Compensation.

Adopted and Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included under Item 8 of this Annual Report for additional information about recent accounting pronouncements recently adopted and those not yet effective.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2021, 2020 and 2019, revenue from international operations was 8%, 9% and 9%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2021, 2020 and 2019 fiscal years. Fluctuations in the value of other currencies could materially impact our revenue, expenses, operating profit and net income.

Item 8.   Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 21, 2021 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

May 21, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2021, and our report dated May 21, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 21, 2021

AGILYSYS, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$99,180	$46,653
Accounts receivable, net of allowance for expected credit losses of $1,220 and for doubtful accounts of $1,634, respectively	25,732	35,869
Contract assets	2,364	2,125
Inventories	1,177	3,887
Prepaid expenses and other current assets	4,797	4,874
Total current assets	133,250	93,408
Property and equipment, net	8,789	12,230
Operating lease right-of-use assets	12,210	13,829
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	1,802	764
Other non-current assets	5,800	6,309
Total assets	$189,873	$154,562
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,346	$13,403
Contract liabilities	38,394	42,244
Accrued liabilities	11,233	9,033
Operating lease liabilities, current	5,009	4,719
Finance lease obligations, current	19	24
Total current liabilities	61,001	69,423
Deferred income taxes, non-current	923	880
Operating lease liabilities, non-current	8,597	10,617
Finance lease obligations, non-current	6	25
Other non-current liabilities	4,011	1,860
Commitments and contingencies (see Note 11)
Series A convertible preferred stock, no par value	35,459	—
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 24,010,727 and 23,609,398 shares outstanding at March 31, 2021 and March 31, 2020, respectively	9,482	9,482
Treasury shares, 7,596,104 and 7,997,433 at March 31, 2021 and March 31, 2020, respectively	(2,278)	(2,401)
Capital in excess of stated value	37,257	5,491
Retained earnings	35,376	58,984
Accumulated other comprehensive income	39	201
Total shareholders' equity	79,876	71,757
Total liabilities and shareholders' equity	$189,873	$154,562

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
(In thousands, except per share data)	2021	2020	2019
Net revenue:
Products	$26,714	$44,230	$39,003
Support, maintenance and subscription services	88,565	83,680	75,496
Professional services	21,897	32,847	26,343
Total net revenue	137,176	160,757	140,842
Cost of goods sold:
Products (inclusive of developed technology amortization)	13,506	36,427	31,811
Support, maintenance and subscription services	17,985	19,248	15,895
Professional services	16,309	24,130	19,256
Total cost of goods sold	47,800	79,805	66,962
Gross profit	89,376	80,952	73,880
Gross profit margin	65.2%	50.4%	52.5%
Operating expenses:
Product development	55,345	41,463	37,817
Sales and marketing	14,196	19,864	19,646
General and administrative	33,273	24,374	23,118
Depreciation of fixed assets	2,832	2,574	2,504
Amortization of intangibles	1,959	2,541	2,567
Impairments	-	23,740	-
Severance and other charges, net	2,529	582	1,168
Legal settlements, net	200	(125)	141
Total operating expense	110,334	115,013	86,961
Operating loss	(20,958)	(34,061)	(13,081)
Other (income) expense:
Interest income	(107)	(380)	(339)
Interest expense	20	9	10
Other expense, net	338	176	191
Loss before taxes	(21,209)	(33,866)	(12,943)
Income tax expense (benefit)	(208)	201	221
Net loss	$(21,001)	$(34,067)	$(13,164)
Series A convertible preferred stock issuance costs	(1,031)	-	-
Series A convertible preferred stock dividends	(1,576)	-	-
Net loss attributable to common shareholders	$(23,608)	$(34,067)	$(13,164)

Weighted average shares outstanding - basic and diluted	23,458	23,233	23,037

Net loss per share - basic and diluted:	$(1.01)	$(1.47)	$(0.57)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	March 31,
(In thousands)	2021	2020	2019
Net loss	$(21,001)	$(34,067)	$(13,164)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	(162)	460	(4)
Total comprehensive loss	$(21,163)	$(33,607)	$(13,168)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2021	2020	2019
Operating activities
Net loss	$(21,001)	$(34,067)	$(13,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	—	23,740	—
Loss (gain) on disposal of property & equipment	44	(5)	17
Depreciation	2,832	2,574	2,504
Amortization of intangibles	1,959	2,541	2,567
Amortization of developed technology	—	12,561	12,602
Deferred income taxes	(959)	(356)	309
Share-based compensation	40,093	5,205	4,376
Changes in operating assets and liabilities:
Accounts receivable	10,363	(8,974)	(7,536)
Contract assets	(228)	794	1,662
Inventories	2,746	(1,830)	(50)
Prepaid expense and other current assets	(201)	1,545	(1,158)
Accounts payable	(7,016)	8,585	(3,512)
Contract liabilities	(3,971)	3,563	4,845
Accrued liabilities	1,187	(4,227)	5,029
Income taxes payable	340	(153)	(564)
Other changes, net	2,219	(921)	(686)
Net cash provided by operating activities	28,407	10,575	7,241
Investing activities
Capital expenditures	(1,389)	(3,420)	(3,318)
Capitalized software development costs	—	—	(2,189)
Additional (investments in) corporate-owned life insurance policies	(2)	(27)	(27)
Net cash used in investing activities	(1,391)	(3,447)	(5,534)
Financing activities
Preferred stock issuance proceeds, net of issuance costs	33,969	—	—
Payment of preferred stock dividends	(1,117)	—	—
Repurchase of common shares to satisfy employee tax withholding	(7,512)	(1,092)	(647)
Principal payments under long-term obligations	(24)	(24)	(120)
Net cash provided by (used in) financing activities	25,316	(1,116)	(767)
Effect of exchange rate changes on cash	195	(130)	(112)
Net increase in cash and cash equivalents	52,527	5,882	828
Cash and cash equivalents at beginning of period	46,653	40,771	39,943
Cash and cash equivalents at end of period	$99,180	$46,653	$40,771

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2018	31,607	$9,482	(8,283)	$(2,486)	$(1,911)	$103,601	$(255)	$108,431
Cumulative effect of change in accounting policy	—	—	—	—	—	2,614	—	2,614
Share-based compensation	—	—	—	—	3,971	—	—	3,971
Restricted shares issued, net	—	—	180	54	(54)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	60	18	(18)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(62)	(19)	(1,207)	—	—	(1,226)
Net loss	—	—	—	—	—	(13,164)	—	(13,164)
Unrealized translation adjustments	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Cumulative effect of change in accounting policy	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5,682	—	—	5,682
Restricted shares issued, net	—	—	140	41	(41)	—	—	—
Shares issued upon exercise of stock options and SSARs	—	—	21	6	(6)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(53)	(15)	(925)	—	—	(940)
Net loss	—	—	—	—	—	(34,067)	—	(34,067)
Unrealized translation adjustments	—	—	—	—	—	—	460	460
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	40,066	—	—	40,066
Restricted shares issued, net	—	—	90	28	(28)	—	—	—
Shares issued upon exercise of SSARs	—	—	467	141	(141)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(156)	(46)	(8,131)	—	—	(8,177)
Net loss	—	—	—	—	—	(21,001)	—	(21,001)
Series A convertible preferred stock issuance costs	—	—	—	—	—	(1,031)	—	(1,031)
Series A convertible preferred stock dividends	—	—	—	—	—	(1,576)	—	(1,576)
Unrealized translation adjustments	—	—	—	—	—	—	(162)	(162)
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876

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

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2021 refers to the fiscal year ended March 31, 2021.

COVID-19 Pandemic

The World Health Organization declared novel coronavirus (“COVID-19”) a pandemic on March 11, 2020. COVID-19 has had a significant impact on our business during the year ended March 31, 2021. The extent to which COVID-19 will continue impacting our financial condition and results of operations remains uncertain and depends on various factors, including the ongoing or recurring impact on our customers, partners, and suppliers and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Agilysys, Inc. and subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated.

Use of estimates. Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. In particular, the economic disruption related to the COVID-19 pandemic had a material adverse impact on our results for the year ended March 31, 2021, and we expect it to continue to have a material adverse impact on our results. As such, this annual period, as well as upcoming interim periods, are unlikely to be comparable to past performance or indicative of future performance.

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

Allowance for expected credit losses. We maintain allowances for expected credit losses for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We base our expected credit loss model on historical experience, adjusted for current conditions and reasonable and supportable forecasts. To help mitigate the associated credit risk we perform periodic credit evaluations of our customers.

Customer credit allowance. We maintain allowances for estimated customer credits. Credits are typically due to the timing or amount of customer invoices processed for specific services, including professional and subscription, and maintenance coverage. In many cases, there has not been clear or timely communication of the need to adjust coverage or service at a location in advance of when we invoice for the associated coverage or service. We will issue a credit after agreeing to the service or coverage adjustment as requested by the customer within the terms of our contract. During fiscal 2021, we have included allowances for various one-time recurring revenue related and other concessions we have given to customers to help them while they deal with the impact of the COVID-19 pandemic on their operational priorities.

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

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the remaining lease payments over the lease term. We use an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since our leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that we will exercise that option. ROU assets include lease payments made in advance, and excludes any incentives received or initial direct costs incurred. We recognize lease expense on a straight-line basis over the lease term and sublease income on a straight-line basis over the sublease term.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. The carrying amount of goodwill was $19.6 million as of March 31, 2021 and 2020. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. Based on testing performed, the Company concluded that no impairment of its goodwill has occurred for the years ended March 31, 2021, 2020 and 2019.

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

Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under finance leases, which make up less than one percent of total assets, over their estimated useful lives using the straight-line method. The estimated useful lives for depreciation and amortization are as follows: buildings and building improvements – 7 to 30 years; furniture – 7 to 10 years; equipment – 3 to 10 years; software – 3 to 10 years; and leasehold improvements over the shorter of the economic life or the lease term. Internal use software costs are expensed or capitalized depending on the project stage. Amounts capitalized are amortized over the estimated useful lives of the software, ranging from 3 to 10 years, beginning with the project’s completion. Depreciation for capitalized project expenditures does not begin until the underlying project is completed.

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

Revenue recognition. We derive revenue from the sale of products (i.e., software, third party hardware and operating systems), support, maintenance and subscription services and professional services. For the fiscal years 2021, 2020 and 2019, revenue from international operations was 8%, 9% and 9%, respectively of total revenue. Our customer base is highly fragmented.

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

We use the market approach to derive standalone selling price (“SSP”) by maximizing observable data points (in the form of recently executed customer contracts) to determine the price customers are willing to pay for the goods and services transferred. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis.

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

Investments in corporate-owned life insurance policies. Agilysys invests in corporate-owned life insurance policies, for which some are endorsement split-dollar life insurance arrangements. We entered into agreements with certain former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their respective designated beneficiary. Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets at the balance sheet date, the cash surrender value of $1.0 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives’ designated beneficiary of $0.1 million, which approximates fair value, were recorded within “Other non-current liabilities.” Additional information regarding the investments in corporate-owned life insurance policies is provided in Note 10, Employee Benefit Plans.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $0.4 million, $2.7 million and $2.0 million in fiscal 2021, 2020 and 2019, respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes, and is meant to simplify and reduce the cost of accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently reviewing this standard but do not expect it will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 addresses the treatment of implementation costs incurred in a hosting arrangement that is a service contract. The update does not impact the accounting for the service element of a hosting arrangement that is a service contract. We adopted ASU 2018-15 as of April 1, 2020 with no impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement. The disclosure requirements of the reasons for transfers between Level 1 and Level 2, the policy for timing transfers between levels, and the valuation process for Level 3 measurements have been removed. Certain modifications were made to required disclosures and additional requirements were established. We adopted ASU 2018-13 as of April 1, 2020 with no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. We adopted ASU 2017-04 as of April 1, 2020 with no impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company’s financial instruments within the scope of this guidance primarily includes accounts receivable and contract assets. We adopted ASU 2016-13 as of April 1, 2020 under the modified retrospective approach. As a result, comparative information has not been restated and continues to be reported under accounting standards applicable for those periods. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $26.7 million, $44.2 million, and $39.0 million during fiscal 2021, 2020 and 2019. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $110.5 million, $116.5 million, and $101.8 million during fiscal 2021, 2020 and 2019.

Contract Balances

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled amounts related to products and professional services. We expect billing and collection of our contract assets to occur within the next twelve months. We receive payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract.

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $40.9 million and $37.0 million during fiscal 2021 and 2020. During fiscal 2021 and 2020, we transferred from contract assets at the beginning of the period, $2.0 million and $2.8 million, respectively, to accounts receivable because the right to the transaction became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2021 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $2.9 million and $3.2 million of capitalized sales incentive costs as of March 31, 2021 and 2020, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheets. During fiscal 2021 and 2020, we expensed $2.8 million and $4.7 million, respectively, of sales commissions, which included amortization of capitalized amounts of $1.4 million and $1.4 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Property and Equipment, Net

Property and equipment at March 31, 2021 and 2020 is as follows:

	Year ended March 31,
(In thousands)	2021	2020
Furniture and equipment	$14,899	$14,358
Software	16,891	17,136
Leasehold improvements	7,097	7,012
Project expenditures not yet in use	210	50
	39,097	38,556
Accumulated depreciation and amortization	(30,308)	(24,592)
Accumulated impairment	—	(1,734)
Property and equipment, net	$8,789	$12,230

Total depreciation expense on property and equipment was $2.8 million, $2.6 million, and $2.5 million during fiscal 2021, 2020 and 2019, respectively.

The Company capitalizes internal-use software, including software used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $2.0 million, $2.5 million and $2.5 million during fiscal 2021, 2020, and 2019, respectively. The global economic impact of the COVID-19 pandemic triggered management to review property and equipment held by the Company for indicators of impairment. The carrying value of our capitalized costs for internal-use software related to our rGuest Seat solution did not exceed the estimated undiscounted cash flows, and utilizing a market approach, was determined to be fully impaired, resulting in $1.7 million of asset impairment charges in the Consolidated Statement of Operations during the fiscal year ended March 31, 2020.

Assets under financing leases are included in property and equipment categories above and further disclosed with Note 6. Leases.

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2021, and 2020:

	March 31, 2021 and 2020
	Gross			Net
	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount
Amortized intangible assets:
Customer relationships	$10,775	$(10,775)	$-	$-
Non-competition agreements	2,700	(2,700)	—	—
Developed technology	10,398	(10,398)	—	—
Trade names	230	(230)	—	—
Patented technology	80	(80)	—	—
	24,183	(24,183)	—	—
Trade names	8,400	N/A	—	8,400
Total intangible assets	$32,583	$(24,183)	$-	$8,400

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$-

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis™ as of March 31, 2021 and 2020 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis™ indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2021, 2020 and 2019.

Management compares the unamortized capitalized software development costs for each external use product to its net realizable value by analyzing critical inputs such as costs necessary to bring the software to market, costs necessary to maintain the software, life of the software, and market capacity. As of March 31, 2020, management determined the net realizable value of the remaining capitalized software development costs for certain solutions within out rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million. The impact of the COVID-19 pandemic on the hospitality industry resulted in economic conditions which make it difficult to project future sales and revenue accurately for the related rGuest solutions. After evaluating the Company’s strategy for market development and continued costs to support the software, an impairment charge was required. The amount of impairment recognized during the period reduced the carrying value of capitalized software development costs to zero with no remaining amortization expense to be recognized in future periods.

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $12.6 million for each of the fiscal years ended March 31, 2020 and 2019. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations.

6. Leases

The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases consist of office equipment. We have no residual value guarantees or restrictions or covenants imposed by or associated with our active leases.

As of March 31, 2021, we do not have any leases which have not yet commenced. We do not have any related party leases. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable costs are expensed as incurred.

We sublease one of our office leases located in Bellevue, Washington with a lease term that will expire during fiscal year 2024.

The components of lease expenses, which are included in operating expenses in our Consolidated Statements of Operations, were as follows:

	Year ended March 31,
(in thousands)	2021	2020
Operating leases expense	$4,440	$4,193
Finance lease expense:
Amortization of ROU assets	26	23
Interest on lease liabilities	5	6
Total finance lease expense	31	29
Variable lease costs	443	271
Short term lease expense	120	88
Sublease income	(129)	—
Total lease expense	$4,905	$4,581

Other information related to leases for fiscal 2021 and 2020 was as follows:

	Year ended March 31,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$5,987	$4,873
Operating cash flows for finance leases	30	8
Financing cash flows for finance leases	24	24
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,573	$2,734
Finance leases	—	17
Weighted average remaining lease terms
Operating leases	4.39	5.04
Finance leases	1.44	2.16
Weighted average discount rates
Operating leases	10.51%	10.37%
Finance leases	4.46%	4.38%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2021:

Year ending (in thousands)	Operating leases (1)	Finance leases
2022	$5,211	$21
2023	3,494	5
2024	2,859	2
2025	2,144	—
2026	1,584	—
Thereafter	2,431	—
Total undiscounted future minimum lease payments	17,724	28
Less: difference between undiscounted lease payments and discounted lease liabilities	(4,119)	(3)
Total lease liabilities	$13,606	$25

(1)	Non-cancellable sublease proceeds for the fiscal years ending March 31, 2022, 2023, and 2024 of $0.7 million, $0.8 million, and $0.7 million, respectively, are not included in the table above.

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2021	2020	2019
Cash (receipts) for interest, net	$(87)	$(371)	$(329)
Cash payments for income tax, net	459	694	409
Acquisition of property and equipment under lease obligations	—	17	—
Accrued capital expenditures	103	187	56
Leasehold improvements acquired under operating lease arrangement	—	—	62

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2021	March 31, 2020
Accrued liabilities:
Salaries, wages, and related benefits	$8,454	$6,945
Other taxes payable	1,796	1,649
Accrued legal settlements	200	—
Severance liabilities	79	32
Professional fees	97	50
Other	607	357
Total	$11,233	$9,033
Other non-current liabilities:
Uncertain tax positions	$1,129	$1,103
Deferred rent and asset retirement obligations	170	170
Employee benefit obligations	2,639	511
Other	73	76
Total	$4,011	$1,860

9. Income Taxes

For the year ended March 31, loss before income taxes consisted of the following:

(In thousands)	2021	2020	2019
Income (loss) before income taxes
United States	$(26,272)	$(36,373)	$(13,621)
Foreign	5,063	2,507	678
Total loss before income taxes	$(21,209)	$(33,866)	$(12,943)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2021	2020	2019
Income tax expense (benefit)
Current:
Federal	$9	$59	$54
State and local	30	21	(383)
Foreign	731	463	514
Deferred:
Federal	12	11	79
State and local	32	7	277
Foreign	(1,022)	(360)	(320)
Total income tax expense (benefit)	$(208)	$201	$221

The following table presents the principal components of the difference between the effective tax rate to the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2021	2020	2019
Income tax benefit at the US Federal statutory rate	$(4,454)	$(7,112)	$(2,718)
Benefit for state taxes	(803)	(856)	(304)
Impact of foreign operations	(841)	(514)	(310)
Indefinite life assets	43	19	130
Change in valuation allowance	7,271	8,406	3,302
Change in liability for unrecognized tax benefits	26	22	(400)
Impact of Tax Act, net	—	—	226
Share-based compensation	(2,232)	(312)	2
Global intangible low-taxed income	985	460	94
Deferred adjustments	(478)	—	—
Provision to return	278	(35)	53
Other	(3)	123	146
Total income tax expense (benefit)	$(208)	$201	$221

We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The fiscal 2021 tax provision results primarily from foreign tax benefit. The fiscal 2021 tax provision differs from the statutory rate primarily due to adjustments to deferred tax assets and the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

The fiscal 2020 tax provision results primarily from foreign tax expense. The fiscal 2020 tax provision differs from the statutory rate primarily due to the recognition of net operating losses as deferred tax assets, which were offset by increases in the valuation allowance, state taxes and other U.S. permanent book to tax differences.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Accrued liabilities	$9,141	$3,059
Allowance for expected credit losses and doubtful accounts	279	331
Federal losses and credit carryforwards	51,856	47,218
Foreign losses and credit carryforwards	2,103	1,523
State losses and credit carryforwards	11,642	10,911
Deferred revenue	464	582
Property and equipment and software amortization	171	163
Operating lease liabilities	2,694	1,297
Goodwill and other intangible assets	1,889	4,914
Other	90	88
	80,329	70,086
Less: valuation allowance	(74,631)	(66,819)
Total	5,698	3,267

Deferred tax liabilities:
Operating lease right-of-use assets	(2,312)	(948)
Goodwill and other intangible assets	(2,514)	(2,426)
Other	7	(9)
Total	(4,819)	(3,383)
Total deferred tax assets (liabilities)	$879	$(116)

At March 31, 2021, we had $199.1 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $46.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Malaysia, and Singapore subsidiaries have $0.4 million, $0.1 million, and $0.2 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Malaysia and Singapore can be carried forward indefinitely. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which includes fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $1.4 million as of March 31, 2021. The Company has paid minimum alternative taxes during the period of regular tax relief resulting in a credit of $1.4 million as of March 31, 2021.

At March 31, 2021 we also had $165.6 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2022 through 2041.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2021, the total valuation allowance against deferred tax assets of $74.6 million was comprised of $73.7 million for federal and state deferred tax assets, and $0.9 million associated with deferred tax assets in Hong Kong, Malaysia, Singapore and the Philippines. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some, or all, of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in current and prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $8.4 million and $6.3 million as of March 31, 2021 and 2020, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We recorded a liability for uncertain tax positions. The aggregate changes in the balance of our uncertain tax positions were as follows for the years ended March 31:

(In thousands)	2021	2020	2019
Balance at April 1	$575	$580	$687
Reductions relating to lapse in statute	—	(5)	(107)
Balance at March 31	$575	$575	$580

As of March 31, 2021, we had a liability of $0.6 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

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

We recognize interest accrued on any uncertain tax positions as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2021, 2020 and 2019. As of March 31, 2021 and 2020, we had approximately $0.5 million and $0.5 million, respectively, of interest and penalties accrued in other non-current liabilities on our Consolidated Balance Sheets.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2014 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2010 are open for examination by certain foreign taxing authorities.

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

As of March 31, 2021, these provisions are expected to provide us with approximately $0.1 million of additional liquidity due to the ability to accelerate outstanding alternative minimum tax credit refunds. Due to the net loss position of the Company, we do not anticipate impacts from net loss carryback or deductibility provisions. We deferred the employer-paid portion of social security taxes through December 31, 2020, but do not anticipate qualifying for employee retention tax credits.

As of March 31, 2021, significant uncertainty continues to exist regarding the magnitude and duration of the impact of the COVID-19 pandemic; therefore, we cannot predict at this time the ultimate extent of its impact on our business operations, financial results and resulting effects to income taxes in future periods. See Part II, Item 1A. of this Annual Report for further discussion regarding risks associated with the COVID-19 pandemic.

10. Employee Benefit Plans

Defined Contribution Plans

We maintain 401(k) plans for employees located in the United States meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. During fiscal 2021, we suspended matching contributions as part of the cost reduction measures we have taken in response to uncertainties about the impact COVID-19 will have on our results of operations. Agilysys matching contributions were $0.1 million, $1.8 million, and $1.6 million in fiscal 2021, 2020, and 2019, respectively.

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

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets as of March 31, 2021 and 2020, the cash surrender value of $1.0 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $31,000, $14,000 and $15,000 in fiscal 2021, 2020, and 2019, respectively, related to the corporate-owned life insurance policies.

11. Commitments and Contingencies

Legal Contingencies

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid, and granted summary judgment in favor of the movant co-defendants. In November 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s summary judgement with respect to all claims except for two, which were not asserted against Agilysys. Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. Subsequently, Ameranth filed further pleading amendments and discovery requests with the District Court, which were opposed by the defendants.

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

	Year Ended March 31,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net loss	$(21,001)	$(34,067)	$(13,164)
Series A convertible preferred stock issuance costs	(1,031)	—	—
Series A convertible preferred stock dividends	(1,576)	—	—
Net loss attributable to common shareholders	$(23,608)	$(34,067)	$(13,164)

Denominator:
Weighted average shares outstanding - basic and diluted	23,458	23,233	23,037

Loss per share - basic and diluted:	$(1.01)	$(1.47)	$(0.57)

Anti-dilutive stock options, SSARs, restricted shares, performance shares and preferred shares	4,228	1,510	1,433

Basic earnings (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 132,198, 208,581 and 300,437 of restricted shares and performance shares at March 31, 2021, 2020 and 2019, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted earnings (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights ("SSARs") and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive. In addition, when a net loss is reported, adjusting the denominator of diluted earnings per share would also be anti-dilutive to the loss per share, even if the entity has net income after adjusting for a discontinued operation. Therefore, for all periods presented, basic weighted-average shares outstanding were used in calculating the diluted net loss per share.

13. Share-based Compensation

We may grant non-qualified stock options, incentive stock options, SSARs, restricted shares, and restricted share units under our shareholder-approved 2020 Stock Incentive Plan (the 2020 Plan) for up to 2.25 million common shares, plus 868,864 common shares, the number of shares that were remaining for grant under the 2016 Stock Incentive Plan (the 2016 Plan) as of the effective date of the 2020 Plan, plus the number of shares remaining for grant under the 2016 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2020 Plan is 3.1 million.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and appreciation right exercises or restricted share and performance share awards.

For SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of SSARs is seven years from the date of grant. The Compensation Committee of the Board of Directors establishes the period over which SSARs subject to a service condition vest and the vesting criteria for SSARs subject to a market condition.

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

We record compensation expense related to SSARs, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted shares is based on the closing price of our common shares on the grant date. Under the 2020 Plan, the fair value of performance shares is based on the closing price of our common shares on the settlement date of the performance award, which is consistent with our annual bonus incentive plan as approved by the Compensation Committee of the Board of Directors. The fair value of SSARs subject to a service condition is estimated on the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions regarding the risk-free interest rate, dividend yield, life of the award, and the volatility of our common shares. The fair value of SSARs subject to a market condition is estimated using a Lattice option pricing model that utilizes a binary tree and includes multiple assumptions including the volatility and life of the award to determine an appropriate fair value based on the award grant date.

The following table summarizes the share-based compensation expense for options, SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2021, 2020 and 2019:

	Year Ended March 31,
(In thousands)	2021	2020	2019
Product development	21,634	2,241	1,478
Sales and marketing	4,254	321	469
General and administrative	14,206	2,643	2,429
Total share-based compensation expense	40,093	5,205	4,376

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference in the price of our common shares on the date of the grant and on the date of exercise. This value is settled only in common shares of Agilysys.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs. The following table summarizes the principal assumptions utilized in valuing service condition SSARs granted in fiscal 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	0.31%	1.38%-1.74%	2.68%
Expected life (in years)	4	4.5-5	5
Expected volatility	42.99%	31.7%-32.42%	32.42%
Weighted-average grant date fair value	$22.57	$10.01	$4.72

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

We use a Lattice option pricing model to estimate the fair value of market condition SSARs. The following table summarizes the principal assumptions utilized in valuing market condition SSARs granted in fiscal 2021 and 2020:

	2021	2020
Risk-free interest rate over contractual term	0.60%	1.40%
Expected volatility	40.00%	31.70%
Suboptimal exercise factor	2.50x	3.0x
Weighted-average grant date fair value	$19.55	$9.60

The following table summarizes the activity during fiscal 2021 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2020	1,644,888	$21.07
Granted	2,234,858	20.02
Exercised	(736,778)	18.75
Forfeited	(72,207)	19.80
Cancelled/expired	(2,508)	14.22
Outstanding at March 31, 2021	3,068,253	$20.90	5.1	$83,038
Exercisable at March 31, 2021	1,913,692	$17.74	4.6	$57,829
Vested and expected to vest at March 31, 2021	3,068,253	$20.90	5.1	$83,038

The following table presents additional information related to SSARs activity during fiscal 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Compensation expense	$35,808	$1,666	$943
Total intrinsic value of SSARs exercised	$25,153	$519	$907
Total fair value of SSARs vesting	$31,380	$1,328	$1,165

As of March 31, 2021, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $15.1 million, which is expected to be recognized over the weighted-average vesting period of 2.0 years.

A total of 466,471 shares, net of 127,047 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2021. The shares withheld were returned to treasury shares.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees under the 2020 and 2016 Plans, the vesting of which is service-based. The following table summarizes the activity during the twelve months ended March 31, 2021 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2020	178,462	$19.89
Granted	145,210	45.97
Vested	(159,905)	28.72
Forfeited	(31,569)	20.68
Outstanding at March 31, 2021	132,198	$37.67

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. During fiscal 2021, a total of 132,444 shares, net of 28,330 shares withheld from the vested restricted shares to cover the employee's minimum applicable income taxes, were issued from treasury. The shares withheld were returned to treasury shares.

The following table presents additional information related to restricted stock activity during fiscal years 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Compensation expense	$4,285	$3,385	$2,803
Total fair value of restricted share vesting	$7,669	$4,004	$4,383

As of March 31, 2021, total unrecognized share-based compensation expense related to non-vested restricted stock was $4.0 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years. We do not include restricted stock in the calculation of earnings per share until the shares are vested.

Performance Shares

The following table summarizes the activity during fiscal 2021 for performance shares awarded under the 2016 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2020	30,120	$22.41
Granted	—	—
Vested	(6,714)	22.41
Forfeited	(23,406)	22.41
Outstanding at March 31, 2021	—	$—

Based on the performance goals, management estimates a liability of $180,000 to be settled through the granting of performance shares under the 2020 plan after March 31, 2021. The number of shares granted will be based on the closing price of our common shares on the settlement date. As of March 31, 2021, total share-based compensation expense related to performance shares has been fully recognized.

The following table presents additional information related to performance share activity during fiscal 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Compensation expense	$180	$153	$630
Total fair value of performance share vesting	$115	$513	243

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

Accounting Policy

We classify convertible preferred stock as temporary equity in the consolidated balance sheets due to certain contingent redemption clauses that are at the election of the Holders. We increase the carrying value of the convertible preferred stock to its redemption value (described below) for all undeclared dividends using the interest method.

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

15. Subsequent Events

None.

16. Related Party Transaction

See Note 14. Preferred Stock, for description of the MAK Capital investment in the Company. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2021, 2020 and 2019

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2021
Deferred tax valuation allowance	$66,819	$7,812	$—	$74,631
Allowance for expected credit losses	$1,634	$508	$(922)	$1,220
2020
Deferred tax valuation allowance	$57,852	$8,967	$—	$66,819
Allowance for doubtful accounts	$788	$1,434	$(588)	$1,634
2019
Deferred tax valuation allowance	$54,260	$3,592	.	$57,852
Allowance for doubtful accounts	$900	$539	$(651)	$788

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2021.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2021, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our workforce began working remotely in March 2020. Our established internal controls continued to operate as they have historically, and the change in the work environment for our employees did not have a material adverse effect on our internal control over financial reporting during the quarter ended March 31, 2021.

Item 9B.    Other Information

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2021 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com .

Item 11.   Executive Compensation.

The information required by this Item is set forth in our 2021 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2021 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2021 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2021 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2021 and 2020

Consolidated Statements of Operations for the years ended March 31, 2021, 2020, and 2019

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020, and 2019

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2021, 2020, and 2019

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

3.1

Amended Articles of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to Agilysys, Inc.'s Amendment to Annual Report on Form 10-K/A filed July 29, 2020 (File No. 000-05734).

3.2

Amended Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-05734).

4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is incorporated by reference to Exhibit 4 to Agilysys, Inc.'s Amendment to Annual Report on Form 10-K/A filed July 29, 2020 (File No. 000-05734).

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

*10.5

Form of Stock Appreciation Right Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.6

Form of Directors Restricted Stock Award Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

*10.7

Form of Restricted Stock Award Agreement under the Agilysys, Inc. 2016 Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-05734).

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

*10.11

SSAR Agreement dated February 10, 2020, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.11 to Agilysys, Inc.'s Amendment to Annual Report on Form 10-K/A filed July 29, 2020 (File No. 000-05734).

*10.12

Agilysys, Inc. 2020 Equity Incentive Plan, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.13

Agilysys, Inc. Employee Stock Purchase Plan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.14

Form of SARs Award Agreement (Time Vesting), which is incorporated by reference to Exhibit 10.3 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.15

Form SARs Award Agreement (Performance Vesting), which is incorporated by reference to Exhibit 10.4 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.16

Form of Restricted Stock Award Agreement, which is incorporated by reference to Exhibit 10.5 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.17

Form of Restricted Stock Award Agreement for Non-Employee Directors, which is incorporated by reference to Exhibit 10.6 to Agilysys, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (File No. 000-05734).

*10.18

Investment Agreement, dated May 11, 2020, by and between Agilysys, Inc. and MAK Capital One L.L.C., which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed May 13, 2020 (File No. 000-05734).

*10.19

Registration Rights Agreement, dated May 22, 2020, by and among Agilysys, Inc., MAK Capital Fund L.P. and MAK Capital Distressed Debt Fund I, LP, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed May 26, 2020 (File No. 000-05734).

*10.20

Post-Employment Restrictive Covenants Agreement dated July 2, 2020, by and between Agilysys, Inc. and Tony Pritchett, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.'s Current Report on Form 8-K filed July 8, 2020 (File No. 000-05734).

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**24.1	Power of Attorney.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 21, 2021.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2021.

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