Form 10-K/A
period 2021-03-31
AGILYSYS INC
filed 2021-07-29
CIK 78749

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

As of May 20, 2021, 23,894,595 shares of the registrant's common stock were outstanding.

EXPLANATORY NOTE

Agilysys, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2021 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Donald Colvin	Age 68	Director since 2015

Mr. Colvin is a director of Viavi Solutions Inc. (Nasdaq: VIAV), a global provider of network test, monitoring and assurance solutions, and a director of Maxeon Solar (NASDAQ: MAXN). He was formerly a director of UTAC holdings, Ltd., a private Singapore technology company, and a director of Applied Micro Circuits Corporation from 2007 to 2011. Mr. Colvin previously served as Chief Financial Officer of Caesars Entertainment Corporation from November 2012 to January 2015 and before that was Executive Vice President and Chief Financial Officer of ON Semiconductor Corp. from April 2003 to October 2012. Prior to joining ON Semiconductor, he held a number of financial leadership positions, including Vice President of Finance and Chief Financial Officer of Atmel Corporation, Chief Financial Officer of European Silicon Structures as well as several financial roles at Motorola Inc.

Mr. Colvin earned his B.A. in Economics, with honors, and an M.B.A. from the University of Strathclyde in Scotland. Mr. Colvin’s qualifications and extensive experience include financial management, capital structure, financial strategy, significant public company leadership and board experience, and recent experience in the hospitality industry which the Company serves.

Dana Jones	Age 46	Director since 2019

Dana Jones is the Chief Executive Officer and a director of RealPage, Inc. a provider of software and data analytics for the real estate industry. Prior to RealPage, Ms. Jones was the Chief Executive Officer of Sparta Systems, the market leader in digital enterprise quality management software for the life sciences space, from March 2018 until March 2021 when Sparta was acquired by Honeywell (Nasdaq: HON). She also served as a director of RealPage, Inc. (Nasdaq: RP), from October 2019 to April 2021 when the company was acquired by Thoma Bravo. Prior to joining Sparta in April 2018, Dana served as Chief Executive Officer of Active Network, the leader in activity and event management software, during 2016 and 2017. Before joining Active Network, Ms. Jones was Chief Marketing Officer and Senior Vice President of Products for Sabre Airline Solutions, a global provider of software to the airline industry, from 2012 to 2017. Prior to Sabre, Ms. Jones co-founded Noesis Energy, and served as Executive Vice President of Product, Sales, Marketing, and Operations. Ms. Jones has held Executive and General Management positions for early stage and global publicly traded enterprise software companies over the last 20 years, including the Reynolds Company and Vignette. She started her career as a management consultant with A.T. Kearney.

Ms. Jones also serves on the Board of Zapata Computing, a leading enterprise software company for NISQ-based quantum applications.

Ms. Jones graduated Summa Cum Laude and holds a BSE in industrial and operations engineering from the University of Michigan. Ms. Jones is an accomplished software executive with decades of experience leading and growing cloud-based global enterprise software businesses.

Jerry Jones	Age 65	Director since 2012

Mr. Jones is the Executive Vice President, Chief Ethics and Legal Officer of LiveRamp Holdings, Inc. (NYSE: RAMP), a software-as-a-service (SaaS) company that provides the identity platform for powering exceptional experiences. His responsibilities include oversight of its legal, privacy and security teams and various strategic initiatives, including the strategy and execution of mergers and alliances, as well as serving as a director of most wholly owned subsidiary companies. Prior to joining LiveRamp, which is the successor entity to Acxiom Corp., in September 2018, Mr. Jones was the Chief Ethics and Legal Officer at Acxiom since 1999, where he oversaw all legal and data ethics matters, and was a director of most wholly owned subsidiary companies. Prior to joining Acxiom, Mr. Jones was a partner with the Rose Law Firm in Little Rock, Arkansas, where he specialized in problem solving and business litigation for 19 years, representing a broad range of business interests. Previously he was a Director of Entrust, Inc. (Nasdaq: ENTU).

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

Michael A. Kaufman	Age 49	Director since 2014

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

Melvin Keating	Age 74	Director since 2015

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

John Mutch	Age 64	Director since 2009

Mr. Mutch has served as managing partner of MV Advisors LLC (“MV Advisors”), a strategic block investment firm that provides focused investment and strategic guidance to small and mid-cap technology companies, since founding the firm in December 2005. From December 2008 to January 2014, Mr. Mutch served as President, CEO and Chairman of the Board of Directors of BeyondTrust Software, a privately-held security software company. Mr. Mutch has served as Chairman of the board of directors of Aviat Networks, Inc. (NASDAQ: AVNW), a global provider of microwave networking solutions, since February 2015, and has served on the board of directors since January 2015. Previously, Mr. Mutch served on the board of directors of Maxwell Technologies, Inc. (formerly NASDAQ: MXWL), a manufacturer of energy storage and power deliver solutions for automotive, heavy transportation, renewable energy, backup power, wireless communications and industrial and consumer electronics applications, from April 2017 to May 2019, YuMe, Inc. (NYSE: YUME), a provider of digital video brand advertising solutions, from July 2017 to February 2018, at which time the company was acquired by RhythmOne PLC (LON: RTHM), a technology-enabled digital media company, and Mr. Mutch continued serving as a director on the RhythmOne PLC board of directors until January 2019, and Steel Excel, Inc. (formerly OTCPK:SXCL), a provider of drilling and production services to the oil and gas industry and a provider of event-based sports services and other health-related services, from 2007 to May 2016.

Mr. Mutch holds a B.S. in Economics from Cornell University and an M.B.A. from the University of Chicago. As a former chief executive officer and board member of many technology companies, Mr. Mutch has extensive experience in the technology industry, restructuring, financial management and strategy, capital markets, sales management, and marketing.

Ramesh Srinivasan	Age 61	Director since 2017

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

Mr. Srinivasan holds a Post-Graduate Diploma in Management (MBA) from the Indian Institute of Management, Bangalore, India, and a degree in Engineering from the Indian Institute of Technology (Banaras Hindu University), Varanasi, India. Mr. Srinivasan has nearly three decades of hands-on enterprise software development, execution and senior technology management leadership and strategy expertise and accomplishments, including experience and expertise in driving performance at high growth technology companies and helping them scale their business profitably.

EXECUTIVE OFFICERS

The following are biographies for each of our current, non-director executive officers. The biography for Mr. Srinivasan, our President and Chief Executive Officer, and a director, is provided above.

Name	Age	Current Position	Previous Positions
William David (“Dave”) Wood III	43	Vice President and Chief Financial Officer since June 2020.

Vice President – Corporate Strategy & Investor Relations from June 2019 to May 2020.  Vice President – Finance from June 2017 to June 2019.  Senior Director, Financial Planning & Analysis from June 2016 to June 2017.  Director, Financial Planning & Analysis from August 2013 to June 2016.  Controller of the Hospitality Division from November 2011 to August 2013.

Kyle Badger	53	Senior Vice President, General Counsel and Secretary since October 2011.	Executive Vice President, General Counsel and Secretary at Richardson Electronics, Ltd. from 2007 until October 2011.
Prakash Bhat	58	Vice President and Managing Director, India, since March 2017.	Vice President, India Operations, at Radial Omnichannel Technologies India, from November 2015 until March 2017. Vice President, Bally Technologies India, from September 2005 to August 2014.
Prabuddha Biswas	61	Senior Vice President, Chief Technology Officer since April 2018.

Chief Technology Officer, Alert Logic, from August 2015 until April 2018. Vice President of Engineering, Airbiquity, from June 2013 until August 2015. Senior Vice President of Engineering, Medio Systems, from June 2011 until June 2013.

Don DeMarinis	57	Senior Vice President Sales and Marketing, Americas, since January 2018.

Chief Commercial Officer, Global, QikServe Limited, from April 2017 until January 2018. Executive Vice President/Chief Revenue Officer, Gusto, from June 2016 until April 2017. Vice President, Sports, Leisure & Entertainment Business Unit, Oracle/MICROS, January 2011 until June 2016.

Robert Jacks	63	Vice President and Chief Information Officer since July 2018.

Vice President of Professional Services from June 2015 until July 2018. President, Robert L. Jacks & Associates, LLC, from August 2013 until June 2015. Chief Information Officer, Chickasaw Nation, August 2005 until July 2013.

Jeba Kingsley	48	Vice President, Professional Services since December 2018.

Vice President, Global Services, Scientific Games, from November 2014 until November 2017. Vice President, Professional Services, Bally Technologies, from March 2013 until November 2014. Senior Director, Professional Services, Bally Technologies, from April 2010 until February 2013.

Name	Age	Current Position	Previous Positions
Sridhar Laveti	54	Sr. Vice President of Established, Emerging Products and Customer support since June 2020 Vice President of Established Products and Customer Support since September 2017.

Vice President, Business Transformation from May 2017 until September 2017. Senior Vice President, Gaming Systems, at Bally Technologies from December 2014 until September 2017. Senior Vice President, Bally Technologies, from April 2006 until December 2014.

Chris Robertson	50	Vice President, Corporate Controller and Treasurer, since June 2019.	Corporate Controller and Treasurer from June 2017 until June 2019. Corporate Controller from February 2017 until June 2017. Managing Director at Grant Thornton LLP from 2010 until January 2017.

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

Audit Committee

The Audit Committee held eight meetings during fiscal year 2021. The Audit Committee reviews, with our independent registered public accounting firm, the proposed scope of our annual audits and audit results, as well as interim reviews of quarterly reports; reviews the adequacy of internal financial controls; reviews internal audit functions; is directly responsible for the appointment, determination of compensation, retention, and general oversight of our independent registered public accounting firm; reviews related person transactions; oversees the Company’s implementation of its Code of Business Conduct; and reviews any concerns identified by either the internal or external auditors. The board of directors determined that all Audit Committee members (Ms. Jones and Messrs. Colvin and Mutch) are financially literate and independent under NASDAQ listing standards for audit committee members. The board of directors also determined that each of Ms. Jones and Messrs. Colvin and Mutch qualify as an “audit committee financial expert” under SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (“Nominating Committee”) held three meetings during fiscal year 2021. The board of directors determined that all Nominating Committee members are independent under NASDAQ listing standards. The Nominating Committee assists the board of directors in finding and nominating qualified people for election to the board; reviewing shareholder-recommended nominees; assessing and evaluating the board of directors’ effectiveness; and establishing, implementing, and overseeing our governance programs and policies. The Nominating Committee is responsible for reviewing the qualifications of, and recommending to the board of directors, individuals to be nominated for membership on the board of directors. The Nominating Committee will consider shareholder-recommended nominees for membership on the board of directors. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors since those procedures were described in the Company’s proxy statement filed with the SEC on October 23, 2020.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company’s directors and certain of its executive officers and persons who beneficially own more than 10% of the Company’s common shares to file reports of and changes in ownership with the SEC. Based solely on the Company’s review of copies of SEC filings it has received or filed, the Company believes that each of its directors, executive officers, and beneficial owners of more than 10% of the shares satisfied the Section 16(a) filing requirements during fiscal year 2021, other than: Mr. Badger filed a Form 4 on June 4, 2020, which was 1 day late due to the Company’s delay in calculating shares withheld to satisfy withholding taxes; Mr. Jacks filed a Form 4 on November 13, 2020, which was 1 day late due to his delay reporting the details of the transaction to the Company; Mr. Wood filed a Form 3 on November 23, 2020, which should have been filed by June 3, 2020, due to several failures of the Company during that time to obtain filer codes on Mr. Wood’s behalf, partly as a result of changes of processes and inability to work in the office as a result of the COVID-19 pandemic; and Mr. DeMarinis filed a Form 4 on February 17, 2021, which was 1 day late due to his delay in reporting the details of the transaction to the Company.

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during fiscal year 2021 (Messrs. Jones, Kaufman, Keating, and Mutch) is or has been an officer or employee of the Company or has had any relationship with the Company required to be disclosed as a related person transaction, and none of our executive officers served on the compensation committee (or other committee serving an equivalent function) or board of any company that employed any member of our Compensation Committee or our board of directors during fiscal year 2021.

DIRECTOR COMPENSATION

During fiscal year 2021, the board of directors approved compensation for non-employee directors consisting of the following:

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

As a response to the impact of the COVID-19 pandemic on our business and the hospitality industry, the board reduced the cash retainer amounts set forth above by fifty percent (50%) for the first six months of fiscal year 2021.

We also reimburse our directors for reasonable out-of-pocket expenses incurred for attendance at board of directors and committee meetings.

The fiscal year 2021 equity award for each director consisted of 4,388 restricted shares, based on the closing price of the Company’s common stock of $17.09 on the date the grant was approved by the board of directors, and was granted under the 2020 Equity Incentive Plan subject to shareholder approval of the Plan at the 2020 Annual Meeting of Shareholders. The restricted shares vested on March 31, 2021, and provided for pro-rata vesting upon retirement prior to March 31, 2021.

Our directors are subject to share ownership guidelines that require ownership of common stock with a market value of three times the director’s respective annual cash retainer within two years of service and six times the director’s respective annual cash retainer within four years of service. We pay no additional fees for board of director or committee meeting attendance.

Director Compensation for Fiscal Year 2021

Director (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Donald Colvin	56,250	173,984	230,234
Dana Jones	37,500	173,984	211,484
Jerry Jones	37,500	173,984	211,484
Michael A. Kaufman	69,375	173,984	243,359
Melvin Keating	76,875	173,984	250,859
John Mutch	52,500	173,984	226,484

(1)	Our CEO, Ramesh Srinivasan, is also a member of the board of directors, but he receives no direct compensation for such service.
(2)	Fees are paid quarterly. Reflects the fifty percent (50%) reduction in the cash retainer amounts set forth above for the first six months of fiscal year 2021.
(3)

Amounts in this column represent the fair value of the restricted shares computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 based on a grant date of November 19, 2020, which was the date the 2020 Equity Incentive Plan was approved by the Company’s shareholders. The closing price of the Company’s common stock on November 19, 2020, was $39.65.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (the “CD&A”) describes our executive compensation philosophy and programs for our Named Executive Officers during fiscal year 2021, being the year beginning April 1, 2020, and continuing through March 31, 2021. Compensation arrangements with our Named Executive Officers are governed by the Compensation Committee of our board of directors.

Our Named Executive Officers in fiscal year 2021 consisted of our Chief Executive Officer (CEO), our Chief Financial Officer (CFO), our former CFO, and our three other most highly compensated officers during fiscal year 2021, as listed below:

•	Ramesh Srinivasan, President and CEO
•	Tony Pritchett, our former Vice President and CFO
•	Dave Wood, Vice President and CFO
•	Kyle Badger, Senior Vice President, General Counsel and Secretary
•	Prabuddha Biswas, Senior Vice President, Chief Technology Officer
•	Don DeMarinis, Senior Vice President Sales, Americas

Each of the Named Executive Officers other than Mr. Wood were also Named Executive Officers in the prior fiscal year and continued in their positions for fiscal year 2021. Mr. Pritchett resigned as our CFO, and Mr. Wood was promoted to the role of CFO , effective June 1, 2020, during fiscal year 2021.

For fiscal year 2021, Mr. Pritchett earned $49,900 in base salary, based on his compensation level set in the prior fiscal year, was not eligible for an annual incentive and received no long-term equity awards. Accordingly, this CD&A omits any discussion of his compensation for fiscal year 2021. See the Summary Compensation Table and the notes thereto on page 18 for further details on Mr. Pritchett’s compensation in fiscal year 2021.

Compensation Focus for Fiscal Year 2021

The global spread and unprecedented impact of COVID-19 had a significant impact on our business, the hospitality industry and the global economy during fiscal year 2021. In response to the pandemic, we took steps to reduce operating costs and improve efficiency, which included benefit limitations and decreases in salaries that substantially reduced cash compensation for the Named Executive Officers and our other executives and senior employees.

The compensation structure for our Named Executive Officers for fiscal year 2021 was similar to the compensation structure for Named Executive Officers in recent prior years. Our CEO’s compensation includes base salary and an annual incentive based on company financial performance that is settled in shares of common stock. The compensation for our other Named Executive Officers includes base salary, annual cash incentives based on company financial performance, and long-term equity incentives.

As part of our response to the COVID-19 pandemic, at the beginning of fiscal year 2021, we implemented a six-month reduction in base salary for most senior employees, including a 30% reduction in base salary for executives. Ramesh Srinivasan, our CEO, voluntarily took no base salary for the first 9 months of fiscal year 2021.

After considering the results of our recent votes on Named Executive Officer compensation, which confirmed the Company’s general philosophy and objectives relative to our executive compensation program, the Compensation Committee continued to link executive pay to performance and maintained annual incentive opportunities for the Named Executive Officers generally at the same level as fiscal year 2021. Annual incentive performance targets for fiscal year 2021 were well in the process of being determined at the onset of the pandemic, and given the difficulties of predicting the impact of the pandemic on our business at that time, we continued our practice of focusing annual incentive performance targets on improvements over fiscal year 2020 results. As in prior years, the annual incentive for our CEO, while based on the same company financial measures as the annual incentives for the other Named Executive Officers, was settled in shares of common stock to further align the CEO with shareholder interests and to emphasize long term value creation.

In fiscal year 2021, the Compensation Committee increased the value of long-term equity incentive awards to all participants, including the Named Executive Officers, compared to recent prior years, to bolster retention at a time when it appeared that the hospitality industry and the Company would be disproportionately impacted by the COVID-19 pandemic. As discussed below under the heading Fiscal Year 2021 Compensation, a significant portion of the long-term incentives awarded to the Named Executive Officers in fiscal year 2021 would vest only upon the attainment of more than a 100% increase in the market price of the Company’s common stock. Our CEO did not receive any long-term equity incentive award in fiscal year 2021 since he received a large award upon the renewal of his employment agreement at the end of fiscal year 2020.

Compensation Philosophy, Objectives, and Structure

Our Compensation Committee adopted its pay philosophy, objectives, and structure for Named Executive Officers to achieve financial and business goals and create long-term shareholder value.

Compensation Philosophy and Objectives.  For fiscal year 2021, given the potential impact of the pandemic on the hospitality industry and our business, our Compensation Committee’s pay philosophy was to reduce cash compensation and emphasize long-term performance-based compensation in the form of long-term equity incentives. The Compensation Committee’s objective was to establish an overall compensation package to:

•	Tie a significant portion of compensation to the long-term performance of our common shares;
•	Reward the achievement of business objectives approved by our board of directors;
•	Provide a rational, consistent, and competitive executive compensation program that is well understood by those to whom it applies; and
•	Retain, and motivate executives who could significantly contribute to our success.

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

Compensation Key Considerations

Annual Goal Setting.  Annual goals for our Named Executive Officers may be tied to our financial, strategic, and operational goals and may include business specific financial targets relating to our goals. For fiscal year 2021, the Compensation Committee linked annual incentive goals to financial targets emphasizing both growth and profitability. Annual incentives were based on revenue growth, but payment was conditioned upon the achievement of a minimum adjusted EBITDA and a minimum end of year cash balance.

Variable Pay at Risk.  Our compensation philosophy drives the provision of greater at-risk pay to our Named Executive Officers, and variable pay at risk comprised between 50% and 69% of target annual compensation for the Named Executive Officers. Our Named Executive Officers have significant opportunities for long-term, equity-based incentive compensation, as our philosophy is to tie a significant portion of compensation to the long-term performance of our common shares. Thus, significant emphasis is placed on long-term shareholder value creation, thereby we believe minimizing excessive risk taking by our executives.

The Compensation Committee, in consultation with management, evaluates our incentive plans to determine if the plans’ measures or goals encourage inappropriate risk-taking by our employees. As part of its evaluation, the Compensation Committee determined that the performance measures and goals were tied to our business, financial, and strategic objectives. As such, the incentive plans are believed not to encourage risk-taking outside of the range of risks contemplated by the Company’s business plan.

Compensation Consultants and Competitive Market Assessments.  The Compensation Committee did not engage a compensation consultant and did not rely on any market assessment of compensation in setting compensation for fiscal year 2021.

Tally Sheets.  Our Compensation Committee analyzed tally sheets at the beginning of the fiscal year to review overall compensation and pay mix for each Named Executive Officer. Tally sheets included a three-year look-back of total compensation, including annual cash compensation, long-term incentive awards granted and earned, and benefits and perquisites. Tally sheets also included a cumulative inventory of equity grants by fiscal year, including the value of outstanding equity at the Company’s then current stock price and the value received for prior vesting and exercises of equity. The tally sheets brought together, in one place, all elements of Named Executive

Officers’ actual compensation and information about wealth accumulation so that our Compensation Committee could analyze the individual elements, the mix of compensation and the aggregate total amount of annual and accumulated compensation. Tally sheets were also used by the Committee to evaluate internal pay equity among the Named Executive Officers and to determine the impact of employment termination or change of control events. In support of the philosophy of rewarding performance, tally sheets are used by the Compensation Committee to review compensation as compared to expectations, and our Compensation Committee determined that annual compensation set for our Named Executive Officers for fiscal year 2021 was consistent with expectations and with the established compensation philosophy and pay mix guidelines driven by that philosophy.

Fiscal Year 2021 Compensation

Base Salary.  For fiscal year 2021, stated base salary for the Named Executive Officers did not change from fiscal year 2020, and in order to conserve cash during the COVID-19 pandemic, the base salary of each of the Named Executive Officers was reduced by 30% for the first six months of the fiscal year. Mr. Srinivasan voluntarily agreed to accept no base salary for the first nine months of the fiscal year.

Mr. Wood was appointed CFO in fiscal year 2021, and the Committee set his annual base salary at $240,000, subject to the 30% reduction discussed above, which was the level the Committee believed to be competitive for his position and necessary to retain him in his role. The Committee based their assessments on the recommendation of the CEO and their own experience and judgement.

Annual Incentives.

Annual Incentive Targets.  The Compensation Committee set fiscal year 2021 annual incentive goals at the beginning of the fiscal year when the impact of the COVID-19 pandemic on our business was difficult to predict. As previously discussed, the Committee linked the annual incentive goals of the Named Executive Officers to revenue, Adjusted EBITDA and cash balance. All the Named Executive Officers were subject to the same annual incentive structure:

•	100% of target annual incentives were based on the Company’s achievement of a fiscal year 2021 revenue target of $165 million;
•	provided that Adjusted EBITDA after payment of annual incentives was not less than $14M;
•	provided, further, that the Company’s balance of cash and cash equivalents at the end of fiscal year 2021, was at least $40 million, exclusive of any offering proceeds or borrowings.

Component	Weighting (%)	Threshold		Target		Maximum
		Amount	Payout (% of target incentive)	Amount	Payout (% of target incentive)	Amount	Payout (% of target incentive)
Revenue	100	$155M	30	$165M	100	$185M	150

Achievement would be scaled between the threshold level and the target level and between the target level and the maximum level. Payouts were capped at 150% of target incentives.  If either the Adjusted EBITDA or cash balance conditions were not achieved, then the annual incentives would not be earned. Due to the uncertain impact of the COVID-19 pandemic at the beginning of the fiscal year, the Committee also allowed for up to 30% achievement, in their discretion, if the threshold level of revenue was not met, provided that the Adjusted EBITDA and cash balance conditions were met.

For fiscal year 2021, the Committee continued to believe that revenue growth was most accretive to shareholder value. The Committee imposed the Adjusted EBITDA and cash balance conditions in order to encourage disciplined management of Company expenses and profitable growth.

Given the potential impact of the COVID-19 pandemic on the hospitality industry and our business, the Compensation Committee believed that the plan involved performance that was extraordinarily difficult at the target levels and  at the maximum level being achievable only if the COVID-19 pandemic unexpectedly had little to no impact on our business.

Annual Incentive Results.  Total revenue decreased $23.6 million, or 14.7%, in fiscal 2021 compared to fiscal 2020. Fiscal year 2021 revenue was $137.2 million, compared to 160.6 million in fiscal year 2020, and well below the $155 million threshold level for annual incentive achievement. Notwithstanding the failure to achieve the threshold revenue target, the Committee believed the Company had significantly exceeded expectations with respect to growing Adjusted EBITDA and cash balance despite the challenges of the COVID-19 pandemic. Adjusted EBITDA grew 105% over fiscal year 2020, and cash balance grew 40% over fiscal year 2020, excluding the proceeds of the offering of Convertible Preferred Stock. Accordingly, the Committee used its discretion to certify 30% achievement of annual incentive targets.

Component	Result	Target	Achievement
Revenue	$137.2M	$165.0M	30%
Adjusted EBITDA	$26.7M	$14.0	Achieved
Cash Balance	$65.2M	$40.0M	Achieved

CEO Annual Incentive.  Mr. Srinivasan was eligible for an annual incentive for fiscal year 2021 based on the Company financial performance metrics described above, with any such earned incentive to be settled in shares of common stock. Pursuant to his employment agreement, Mr. Srinivasan’s target annual incentive for fiscal year 2021 was set at 100% of his base salary, or $600,000, with a maximum potential incentive of $900,000 (150% of his base salary), payable upon achievement of 150% of the annual incentive goals, and a threshold potential incentive of $300,000 (50% of his target annual incentive), payable upon achievement of 50% of the annual incentive goals.

Based on the fiscal year 2021 results discussed above, Mr. Srinivasan earned 30%, or $180,000, of his annual incentive target. Accordingly, the Compensation Committee awarded Mr. Srinivasan 3,403 shares of common stock, being the number of shares having a value of $180,000 based on the closing price of the Company’s common stock on May 26, 2021, the date that the Committee made its determination.

Annual Incentives for the Other Named Executive Officers.  Fiscal year 2021 target annual incentives for the other Named Executive Officers other than Mr. DeMarinis, were set as 50% of the executive’s base salary. Mr. DeMarinis’ annual incentive was set as 60% of his base salary, and he was also eligible for target annual incentives of $150,000 for commissions and other sales-related incentives due to his role as head of our Americas Sales teams.

Annual incentives comprised 18% to 31% of total fiscal year 2021 target compensation for these Named Executive Officers.

Officer	Target Annual Incentive as % of Base Salary	Target Annual Incentives ($)	Target Annual Incentive as % of FY21 Total Target Compensation
Dave Wood	50%	120,000	18%
Kyle Badger	50%	140,000	18%
Prabuddha Biswas	50%	135,000	18%
Don DeMarinis	100%	250,000	31%

Additional detail about target and maximum incentives are disclosed in the Grants of Plan-Based Awards for Fiscal Year 2021 table below.

Based on the fiscal year 2021 results discussed above, each of the Named Executive Officers earned 30% of their target annual incentives subject to the annual incentive plan described above. Mr. DeMarinis earned an additional $75,350 of his target $150,000 sales incentives based on the net gross profit of eligible sales.

Officer	Annual Incentive Plan Target ($)	Achievement (%)	Annual Incentive Plan Payout ($)	Annual Sales Incentive Payout ($)	Total Annual Incentives Payouts ($)
Dave Wood	120,000	30	36,000	—	36,000
Kyle Badger	140,000	30	42,000	—	42,000
Prabuddha Biswas	135,000	30	40,500	—	40,500
Don DeMarinis	150,000	30	45,000	75,350	120,350

Long-Term Incentives.  As with the annual cash incentives, the Compensation Committee approved fiscal year 2021 long-term incentive (“LTI”) awards for the Named Executive Officers other than Mr. Srinivasan at the beginning of the year when the impact of the COVID-19 pandemic and the outcome for the fiscal year were substantially uncertain. LTI awards to these Named Executive Officers consisted of stock-settled appreciation rights (“SSARs”) and restricted shares. Mr. Srinivasan did not receive any long-term equity incentive award in fiscal year 2021 since he received a large award upon the renewal of his employment agreement at the end of fiscal year 2020.

In fiscal year 2021, the Compensation Committee increased the value of long-term equity incentive awards to all participants, including the Named Executive Officers, compared to recent prior years, to bolster retention at a time when it appeared that the hospitality industry and the Company would be disproportionately impacted by the COVID-19 pandemic. As a result, there were insufficient shares remaining under the Company’s shareholder-approved 2016 Stock Incentive Plan to complete the proposed grants, and the grants were made by the Committee subject to approval by the shareholders of the Company’s 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan was approved by shareholders at the 2020 Annual Meeting of Shareholders on November 19, 2020.

With respect to the LTI awards, the Committee considered various alternatives. While annual incentives target specific performance goals, the Committee’s focus with LTI awards has been to link compensation directly to shareholder gains. SSARs provided the direct link between compensation and shareholder gains in a less dilutive manner than traditional stock options. In addition, restricted shares tie compensation to shareholder gains and highly bolster retention over the three-year vesting period.

The Committee had awarded Mr. Srinivasan a grant of 600,000 SSARs at the time his employment agreement with the Company was extended in February 2020, near the end of fiscal year 2020, which included 125,000 SSARs that would best upon the closing price of the Company’s common stock attaining $45 per share. In June 2020, during the annual compensation review, the Committee desired to give the other Named Executive Officers a meaningful number of SSARs with the same equity performance target as Mr. Srinivasan in order to focus the entire management team on the goal of increasing shareholder value. The Committee believed the $45 target share price continued to be appropriate especially since the Company’s closing stock price had dropped from a then all-time high of $36.85 on February 13, 2020, near the outset of the COVID-19 pandemic, to average less than $20 per share from February 24, 2020, through June 2, 2020, when the grants were awarded. In order to achieve the target, the closing price must have averaged at least $45 per share over a 10 consecutive trading day period. This target was achieved on February 11, 2021.

In setting LTI awards for the Named Executive Officers, the Committee received input and recommendations from our CEO, and at his recommendation set LTI awards for the Named Executive Officers at 125% of their base salaries, with the value of 25% of base salary being allocated to restricted common stock vesting in even amounts over three years, the value of 50% of base salary being allocated to SSARs vesting in even amounts over three years, and the value of 50% of base salary being allocated to SSARs vesting upon the closing price of the Company’s common stock attaining $45 per share for ten consecutive trading days prior to June 30, 2023.

Awards of restricted common stock were based on the closing price of our common stock on June 2, 2020, the date the Committee granted the awards subject to shareholder approval, $20.02, awards of time vesting SSARs were based on the Black-Scholes option pricing value of our common stock on June 2, 2020, $7.12, and awards of the performance vesting SSARs were based on the Lattice option pricing model that utilizes a binomial tree to forecast option pricing as of June 2, 2020, $3.07.

Officer	LTI Award	LTI Value ($)*	Shares Subject to Award (#)
Dave Wood	Restricted Stock	60,000	2,997
	Time-Vesting SSARs	120,000	16,835
	Performance SSARs	120,000	39,087
	Total	300,000
Kyle Badger	Restricted Stock	70,000	3,496
	Time-Vesting SSARs	140,000	19,662
	Performance SSARs	140,000	45,602
	Total	350,000
Prabuddha Biswas	Restricted Stock	67,500	3,371
	Time-Vesting SSARs	135,000	18,960
	Performance SSARs	135,000	43,973
	Total	337,500
Don DeMarinis	Restricted Stock	62,500	3,121
	Time-Vesting SSARs	125,000	17,556
	Performance SSARs	125,000	40,716
	Total	312,500

*LTI Value is as of June 2, 2020, the date awarded by the Compensation Committee. Due to rounding down to avoid fractional shares, the actual values of LTI awards received were less than the amounts stated in this table.

LTI awards comprised between 38% and 45% of total fiscal year 2021 target compensation for these Named Executive Officers.

The restricted shares vest in annual one-third increments on March 31, 2021 and 2022 and the remainder in equal quarterly increments on each of June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023. The time-vesting SSARs vest in 20% increments on March 31, 2021, and 2022 and in 15% increments on each of June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023. All of the SSARs have seven-year terms, are settled in common shares upon exercise, and were granted at an exercise price of $20.02, the closing price of the common shares on the date awarded by the Committee.

Because the awards were subject to shareholder approval of our 2020 Equity Incentive Plan, the value of the awards for purposes of stock compensation expense was determined on November 19, 2020, the date that shareholder approval was obtained. The closing price of our common stock on November 19, 2020, was $39.65, a 98% increase in value over the $20.02 closing price of our common stock on

June 2, 2020, which had the effect of significantly increasing the recorded stock compensation expense for the LTI awards over the expected compensation expense as of the date the awards were granted on June 2, 2020. See the Summary Compensation Table on page 18 for the values expensed.

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

In accordance with his employment agreement, Mr. Srinivasan will serve as CEO and President for a three-year initial term beginning on January 1, 2020. The term of employment will automatically extend for successive periods of one year unless either the Company or Mr. Srinivasan provides written notice of non-renewal at least 90 days before the end of the then-current employment term.  If the employment agreement is terminated by the Company without cause or by Mr. Srinivasan for good reason, then subject to his execution of a release of claims, Mr. Srinivasan will be entitled to receive severance equal to two years’ then-current base salary and two times the value of his target annual bonus performance shares, which will be paid during regular pay intervals over the course of two years.  In addition, he will also receive (a) a lump sum payment in cash, on the 60th day after the termination date, equal to the total after-tax premiums required to pay for 24 months of COBRA continuation coverage under the Company’s medical, dental and vision insurance plans; (b) a lump sum payment in cash of his pro-rated bonus for the year of termination based on actual performance with no negative discretion by the Board; and (c) twelve (12) months of accelerated vesting of all equity compensation awards that are subject to time or service-based vesting and were unvested and outstanding on the termination date.  However, if notice of non-renewal is given within the last 12 months of the initial three-year employment term severance will only be paid for a 12-month period.  If such termination occurs within three months before or 24 months after a change in control, Mr. Srinivasan will receive two times the sum of his then-current base salary and target annual bonus, two times the COBRA payment and 100% release of any post-closing restrictions related to equity awards that were deemed vested as a result of the change of control.  In addition, upon any termination of employment, Mr. Srinivasan will receive accrued but unpaid base salary and payment for any unused vacation and unreimbursed expenses.

The Company entered into employment agreements with each of the other Named Executive Officers on July 27, 2020, other than Mr. Pritchett, whose employment with the Company had terminated prior to this date. Under the employment agreements for these Named Executive Officers, upon termination without cause, we must pay severance equal to 12 months’ salary and reimbursement of the executive’s total premium for 12 months of COBRA continuation coverage under the Company’s health benefit plans. If the executive’s compensation is reduced by more than 10%, other than a general reduction that affects all similarly situated executives, or if at any time prior to a change in control the executive no longer reports to the CEO, the executive may terminate his employment if the Company fails to materially cure such condition within 30 days following notice of such condition by the executive, and the termination will be deemed to be a termination without cause and the executive is entitled to his or her severance benefits. In the event that any of these Named Executive Officers are terminated without cause or by the executive for good reason in the 24 months following a change of control of the Company, the executive is entitled to severance pay equal to 12 months’ salary and a pro rata portion of target annual incentive and reimbursement of the executive’s total premium for 12 months of COBRA continuation coverage under the Company’s health benefit.  None of the Named Executive Officers is entitled to excise tax gross-up payments.

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

Accelerated Vesting.  Except as described above for our CEO, none of the employment agreements provide for accelerated vesting of equity. Under our 2020 and 2016 Stock Incentive Plans, vesting is accelerated upon the actual occurrence of a change of control for all SSARs and restricted shares (including performance shares). The Compensation Committee believed that during a change of control situation, a stable business environment is in the shareholders’ best interests, and accelerated vesting provisions provide stability. The accelerated vesting provisions are applicable to all employees who receive equity awards, not just executive management.

The equity incentive awards granted to the Named Executive Officers for fiscal year 2021 are subject to a holding period of one year following a change of control. Under this provision, all unvested SSARs and restricted shares granted for fiscal year 2021 accelerate upon the actual occurrence of a change of control but remain subject to restrictions on exercise and transfer until the earlier of one year after the change of control or the executive’s qualified termination. The Committee believed that this further restriction during a change of control situation further promotes a stable business environment and is in the shareholders’ best interests.

CEO Pay Ratio Disclosure

The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We determined our median employee in 2020 based on base salary (annualized in the case of full- and part-time employees who joined the company during fiscal year 2020) of each of our employees (excluding the CEO), as of March 31, 2021. The annual total compensation of our median employee (other than the CEO) for 2021 was $33,774. As disclosed in the Summary Compensation Table appearing on page 18, our CEO’s annual total compensation for fiscal year 2021 was $348,447. Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 10 to 1. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies. The pay ratio this year was positively impacted by a significant decline in our CEO’s annual compensation since he voluntarily did not accept a base salary for 9 months of the fiscal year as a response to the COVID-19 pandemic, whereas the median employee’s salary does not reflect any pandemic related adjustments.

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

Stock Ownership Guidelines.  To underscore the importance of strong alignment between the interests of management and shareholders, the board of directors approved stock ownership guidelines for directors and executives, with our CEO and directors having the highest ownership requirements. Director and executive compensation are designed to provide a significant opportunity to tie individual rewards to long-term Company performance. The objective of our stock ownership guidelines is to support this overall philosophy of alignment and to send a positive message to our shareholders, customers, suppliers, and employees of our commitment to shareholder value. Each director and executive officer is expected to maintain minimum share ownership of shares with a value based on a multiple of base salary or director annual retainer listed below:

Multiple of Director Annual Retainer and Executive Base Salary
	2 Years	4 Years
Directors	3x	6x
CEO	3x	6x
Other Executive Officers	1.5x	3x

Stock ownership that is included toward attainment of the guidelines includes (i) shares owned directly (including through open market purchases, through the Company’s Employee Stock Purchase Plan or acquired and held upon vesting of Company equity awards); (ii) shares owned either jointly with, or separately by, his or her immediate family members residing in the same household; (iii) shares held in trust for the benefit of the individual, or his or her immediate family members; and (iv) in-the-money value of vested but unexercised stock options and stock appreciation rights.

Directors and executives are expected to attain the specified target ownership levels within both two and four years from the later of the effective date of this policy or becoming a director or an executive and remain at or above that level until retirement. Annually, the Compensation Committee of the board of directors reviews progress toward achieving these ownership levels, and at its meeting in May 20201, the Compensation Committee determined that all of the directors and executives met the prescribed ownership levels.

Until a director or executive has satisfied the stock ownership guidelines, such director or executive is required to retain fifty percent (50%) of the net shares of common stock received from the Company as compensation after deducting any shares withheld by the Company or sold by the director or executive, if any, for the purpose of satisfying the exercise price and tax liabilities and related fees related to the settlement event. Once an individual achieves his or her stock ownership goal, these retention restrictions no longer will apply unless a disposition would cause the individual's stock ownership to fall below his or her goal.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be incorporated in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and included in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders.

The Compensation Committee of the Board of Directors

Melvin Keating, Chairman

Michael A. Kaufman

Jerry Jones

John Mutch

EXECUTIVE COMPENSATION

The following table and related notes provide information regarding fiscal year 2021 compensation for our Named Executive Officers, including our CEO and CFO, and the other three most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal year 2021.

Summary Compensation Table for Fiscal Year 2021

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)(3)	All Other Compen- sation ($)(4)	Total ($)
Ramesh Srinivasan President and Chief Executive Officer	FY21	163,846	—	180,000	—	—	4,601	348,447
	FY20	600,000	—	450,000	6,277,246	—	24,888	7,352,134
	FY19	600,000	—	450,000	—	—	16,039	1,066,039

Tony Pritchett Former Vice President and Chief Financial Officer	FY21	49,900	—	—	—	—	50,631	100,531
	FY20	260,000	—	64,989	64,997	44,200	22,462	456,648
	FY19	254,923	—	65,000	64,998	154,076	16,581	555,578

Dave Wood Vice President and Chief Financial Officer	FY21	202,133	36,000	118,831	1,144,574	—	2,996	1,504,534

Kyle Badger Senior Vice President, General Counsel and Secretary	FY21	238,000	42,000	138,616	1,335,350	—	5,007	1,758,973
	FY20	280,000	—	69,986	69,995	47,600	29,172	496,753
	FY19	276,615	—	69,991	69,995	165,928	18,465	600,994

Prabuddha Biswas Senior Vice President and Chief Technology Officer	FY21	229,500	40,500	133,660	1,287,657	—	5,555	1,696,872
	FY20	270,000	—	67,449	67,449	45,900	23,116	473,964
	FY19	256,500	—	539,990	149,9999	160,002	13,223	1,119,714

Don DeMarinis Senior Vice President Sales, Americas	FY21	212,500	120,350	123,290	1,192,290	—	2,389	1,651,276
	FY20	250,000	11,679	90,492	62,494	42,500	27,466	584,630
	FY19	250,000	96,779	62,497	62,497	118,520	16,941	607,234

(1)

For fiscal year 2021, amounts include discretionary cash incentive payments awarded to the Named Executive Officers as described in the CD&A above. For Mr. DeMarinis, amounts also include commission and other sales-related incentives.

(2)

Stock Awards include grants of restricted shares and performance shares. Option Awards include SSAR grants. Amounts disclosed do not represent the economic value received by the Named Executive Officers. The value, if any, recognized upon the exercise of a SSAR will depend upon the market price of the shares on the date the SSAR is exercised. The value, if any, recognized for restricted and performance shares will depend upon the market price of the shares upon vesting. In accordance with SEC rules, the values for restricted and performance shares and SSARs are equal to the aggregate grant date fair value for each award computed in accordance with FASB ASC Topic 718. The values for restricted and performance shares are based on the closing price on the grant date. For Mr. Srinivasan, $180,000 of the stock award consisted of shares of common stock awarded based on the achievement of performance conditions, and the amount recorded above is based on the probable outcome of the performance conditions on the date of grant. In fiscal years 2020 and 2019, the amounts recorded for Mr. Srinivasan’s awards were based on the probable outcome of the performance conditions on the date of grant, and in fiscal year 2020 Mr. Srinivasan was actually granted $114,750, and in fiscal year 2019 he was granted $533,340 and $225,000 of the award. For the other Named Executive Officers, the values for SSARs are based on the Black-Scholes option pricing model for time-vesting SSARs and the Lattice option pricing model that utilizes a binomial tree to forecast option pricing for performance SSARs, as described in the CD&A above. Discussion of the assumptions used in determining these valuations is set forth in Note 14 of the Notes to Consolidated Financial Statements of the Company’s 2021 Annual Report. For Stock Awards, the amounts shown represent grants of restricted shares to each Named Executive Officer as part of the executive’s annual long-term equity grant.

(3)

Amounts represent annual incentive payments received for fiscal years 2020 and 2019 based on pre-set incentive goals established at the beginning of each fiscal year and tied to the Company’s financial, strategic, and operational goals.

(4)	All other compensation includes the following compensation, calculated based on the aggregate incremental cost to the Company of the benefits noted:

All Other Compensation for Fiscal Year 2021

Name	401(k) Company Match ($)	Executive Life Insurance ($)	Executive Long Term Disability ($)	All Other ($)(a)	Total ($)
R. Srinivasan	808	—	3,793	—	4,601
T. Pritchett		99	384	50,148	50,631
D. Wood	497	393	906	1,200	2,996
K. Badger	641	1,935	2,432	—	5,007
P. Biswas	618	—	3,7,37	1,200	5,555
D. DeMarinis	1,189	—	—	1,200	2,389

(a)

Consists of (i) matching funds for health savings accounts for each of Messrs. Biswas, DeMarinis, and Wood and (ii) for Mr. Pritchett in connection with his retirement: $44,200 in consideration of a Post-Employment Restrictive Covenants Agreement and $5,948 for unused paid time off.

Grants of Plan-Based Awards

The following table and related notes summarize grants of equity and non-equity incentive compensation awards to our Named Executive Officers for fiscal year 2021. All equity awards were made under the Company’s 2020 Equity Incentive Plan.

Grants of Plan-Based Awards for Fiscal Year 2021

Name	Grant Date	Award Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			All Other Stock Awards: Number of Shares of Stock (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)
Dave Wood	5/11/2020		—	130,000	195,000
	11/19/2020	6/2/2020				2,997			118,831
	11/19/2020	6/2/2020					16,853	20.02	380,423
	11/19/2020	6/2/2020					39,087	20.02	764,151

Kyle Badger	5/11/2020		—	140,000	210,000
	11/19/2020	6/2/2020				3,469			138,616
	11/19/2020	6/2/2020					19,662	20.02	443,831
	11/19/2020	6/2/2020					45,602	20.02	891,519

Prabuddha Biswas	5/11/2020		—	135,000	202,500
	11/19/2020	6/2/2020				3,371			133,660
	11/19/2020	6/2/2020					18,960	20.02	427,984
	11/19/2020	6/2/2020					43,973	20.02	859,672

Don DeMarinis	5/11/2020		—	125,000	187,500
	11/19/2020	6/2/2020				3,121			123,748
	11/19/2020	6/2/2020					17,556	20.02	396,292
	11/19/2020	6/2/2020					40,716	20.02	795,998

(1)

Amounts shown in the columns under Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent fiscal year 2021 annual target and maximum cash-based annual incentives granted under the annual incentive plan. Total target, and maximum payouts were conditioned on achievement of goals based on revenue, Adjusted EBITDA and end of year cash balance for each Named Executive Officer other than Mr. Srinivasan. As discussed in the CD&A above, for those Named Executive Officers, cash-based annual incentives could be paid at less than threshold payment level provided that threshold performance was achieved. Fiscal year 2021 payouts for each Named Executive

Officer pursuant to these awards are shown in the Summary Compensation Table above in the column titled Non-Equity Incentive Plan Compensation. Further explanation of potential and actual payouts by component is set forth in the CD&A.

(2)

The Compensation Committee of the board of directors made all equity awards to the Named Executive Officers in fiscal year 2021 on June 2, 2020, subject to shareholder approval of the Company’s 2020 Equity Incentive Plan. Shareholder approval was obtained on November 19, 2021, which is considered the grant date of the equity awards for purposes of the table.

(3)

Share amounts represent grants of restricted shares to each Named Executive Officer as part of the executive’s annual long-term equity grant. The restricted shares are exercisable in thirds beginning on March 31, 2021.

(4)

Share amounts represent SSARs granted to each Named Executive Officer as part of the executive’s annual long-term incentive grant. The first of the listed grants for each executive vests twenty percent on March 31, 2021, 20% on March 31, 2022, and 15% on each of June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023. The second of the listed grants for each executive vests upon the closing price of the Company’s common stock averaging at least $45 per share for ten consecutive trading days, regardless of the price performance thereafter. All SSARs have a seven-year term.

(5)

The dollar amount shown for each equity grant represents the grant date fair value of the SSARs and restricted shares, calculated in accordance with FASB ASC Topic 718. The actual value, if any, recognized upon the exercise of a SSAR or vesting of restricted shares will depend upon the market price of the shares on the date the SSAR is exercised or restricted shares vest.

Outstanding Equity Awards

The following table and related notes summarize the outstanding equity awards held by the Named Executive Officers as of March 31, 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested ($)(3)
		Exercisable	Unexercisable (1)
Ramesh Srinivasan	2/10/2020	296,522	303,478 (a)	36.60	8/10/2024

Dave Wood	8/11/2015	5,434		9.60	8/11/2022
	11/3/2017	4,640		11.96	11/3/2024
	5/31/2018	997		14.22	5/31/2025
	6/20/2019					872 (b)	41,821
	11/19/2020	42,457	13,483 (b)	20.02	6/2/2027	2,008 (b)	96,304

Kyle Badger	6/2/2015	28,387		9.12	6/2/2022
	6/30/2016	17,598		10.47	6/30/2023
	7/6/2017	16,250		10.20	7/6/2024
	5/31/2018	14,860		14.22	5/31/2025
	6/20/2019	6,656	3,329 (c)	22.41	6/20/2026	1,041 (c)	49,926
	11/19/2020	49,534	15,730 (c)	20.02	6/2/2027	2,343 (c)	112,370

Prabuddha Biswas	5/31/2018	10,616		14.22	5/31/2025
	6/20/2019	3,210	3,210 (d)	22.41	6/20/2026	1,004 (d)	48,152
	11/19/2020	3,792	15,168 (d)	20.02	6/2/2027	2,259 (d)	108,342

Don DeMarinis	5/31/2018	4,423		14.22	5/31/2025
	6/20/2019	2,972	2,972 (e)	22.41	6/20/2026	1,346 (e)	64,554
	11/19/2020	36,044	14,045 (e)	20.02	6/2/2027	2,092 (e)	100,332

(1)As of March 31, 2021, the vesting schedules for the SSARs were as follows:

(a)	13,194 vest monthly from April 1, 2021 through October 30, 2021; 13,195 vest monthly from November 1, 2021 through February 28, 2023.
(b)	4,242 vest on March 31, 2022; 2,527 vest on June 30, 2022; 2,527 vest on September 30, 2022; 2,529 vest on December 31, 2022; and 2,530 vest on March 31, 2023.
(c)	7,261 vest on March 31, 2022; 2,949 vest on June 30, 2022; 2,949 vest on September 30, 2022; 2,950 vest on December 31, 2022; and 2,950 vest on March 31, 2023.
(d)	7,002 vest on March 31, 2022; 2,844 vest on June 30, 2022; 2,844 vest on September 30, 2022; 2,844 vest on December 31, 2022; and 2,844 vest on March 31, 2023.
(e)	6,483 vest on March 31, 2022; 2,633 vest on June 30, 2022; 2,634 vest on September 30, 2022; 2,634 vest on December 31, 2022; and 2,637 vest on March 31, 2023.

(2)As of March 31, 2021, the vesting schedules for the stock awards were as follows:

(a)	989 vest on March 31, 2022; 254 vest on June 30, 2022; 255 vest on September 30, 2022; 255 vest on December 31, 2022; and 255 vest on March 31, 2023.
(b)	2,194 vest on March 31, 2022; 297 vest on June 30, 2022; 297 vest on September 30, 2022; 298 vest on December 31, 2022; and 298 vest on March 31, 2023.
(c)	2,116 vest on March 31, 2022; 286 vest on June 30, 2022; 287 vest on September 30, 2022; 287 vest on December 31, 2022; and 287 vest on March 31, 2023.
(d)	2,375 vest on March 31, 2022; 265 vest on June 30, 2022; 266 vest on September 30, 2022; 266 vest on December 31, 2022; and 266 vest on March 31, 2023.

(3)Calculated based on the closing price of the shares on March 31, 2021, of $47.96 per share.

Option Exercises and Stock Vested for Fiscal Year 2021

Name	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ramesh Srinivasan	—	—		—	—	-
Dave Wood	—	—		2,962	142,058
Kyle Badger	4,347	87,513		3,835	183,927
Prabuddha Biswas	46,048	2,589,930		14,774	708,561
Don DeMarinis	13,637	771,006	74,666	3,840	184,166

(1)	The value realized on vesting of stock awards is determined by multiplying the number of shares underlying the stock awards by the closing price of the shares on the vesting date of the awards.

Termination and Change of Control

The following table and discussion summarize certain information related to the total potential payments which would have been made to the Named Executive Officers in the event of termination of their employment with the Company, including in the event of a change of control, effective March 31, 2021, the last business day of fiscal year 2021, assuming that the current employment agreements with each of our Named Executive Officers had been in effect at such time.

Mr. Pritchett resigned as Chief Financial Officer of the Company effective June 1, 2020, and resigned as an employee of the Company effective June 30, 2020. On July 2, 2020, the Company and Mr. Pritchett entered into a post-employment restrictive covenants agreement. Under the terms of the agreement, the Company paid Mr. Pritchett a lump sum cash payment of $44,200, and Mr. Pritchett agreed for a period of one year after June 30, 2020, not to hire or retain, or have any other person or firm hire or retain, any of the Company’s employees, and not to contribute his knowledge, directly or indirectly, as an employee, owner, director, officer or other similar capacities to any entity engaged in the same or similar business as the Company. Mr. Pritchett also agreed to maintain the confidentiality of the Company’s confidential information.

Employment Agreements.  The Named Executive Officers other than Mr. Pritchett are each a party to an employment agreement with the Company.

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

Termination and Change of Control

Voluntary Termination or Termination for Cause ($)(1)	Ramesh Srinivasan	Dave Wood	Kyle Badger	Prabuddha Biswas	Don DeMarinis
Base Salary and Incentive	—	—	—	—	—
Accelerated Vesting	—	—	—	—	—
Termination without Cause or by Employee for Good Reason ($)(2)
Base Salary and Incentive	3,000,000	240,000	280,000	270,000	250,000
Health Insurance (3)	51,486	21,682	26,072	21,746	22,103
Accelerated Vesting	1,798,663	—	—	—	—
Total	4,850,149	261,682	306,072	291,746	272,103
Change of Control ($)(4)
Base Salary and Incentive	2,400,000	360,000	420,000	405,000	400,000
Health Insurance	102,972	21,682	26,072	21,746	22,103
Accelerated Vesting/SSARs	3,447,510	376,715	524,552	503,079	468,352
Accelerated Vesting/Stock	—	138,125	162,297	156,493	164,886
Total	5,950,483	896,522	1,132,921	1,086,319	1,055,341
Death or Disability ($)(5)
Accelerated Vesting/SSARs	3,447,510	376,715	524,552	503,079	468,352
Accelerated Vesting/Stock	— —	— —	—	—	—
Total	3,447,510	376,715	524,552	503,079	468,352

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

(4)  Severance payments in the event of a change of control are subject to a double trigger such that severance benefits are provided only upon a combination of a change of control and a qualified termination. SSARs and restricted shares vest upon a change of control. For SSARs the value of accelerated vesting is calculated using the closing price of $47.96 per share on March 31, 2021, less the exercise price per share for the total number of SSARs accelerated. The value of restricted shares upon vesting reflects that same $47.96 closing price. Values represent potential vesting under a hypothetical change of control situation on March 31, 2021.

(5)  All SSARs vest upon death or disability.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

BENEFICIAL OWNERSHIP OF COMMON SHARES

The following table shows the number of common shares beneficially owned as of June 30, 2021, by (i) each current director; (ii) our Named Executive Officers employed with the Company on June 30, 2021; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to beneficially own more than 5% of our common shares. Percent of common shares are calculated based on 26,303,671 shares of common stock, consisting of 24,568,214 shares of common stock outstanding on June 23, 2021, and 1,735,457 shares of common stock into which 1,735,457 shares Series A Convertible Preferred Stock outstanding on June 23, 2021, are now convertible.

Name	Common Shares	Common Shares Subject to Exercisable Options	Restricted Common Shares	Total Common Shares Beneficially Owned (1)	Percent of Class	Series A Convertible Preferred Shares (2)	Percent of Class
Directors and Nominees
Donald Colvin	29,432	—	1,435	30,867	*	—	*
Dana Jones	10,506	—	1,435	11,941	*	—	*
Jerry Jones	54,372	—	1,435	55,807	*	—	*
Michael A. Kaufman (3)	4,138,379	—	1,435	4,139,814	15.7	1,735,457	100
Melvin Keating	36,276	—	1,435	37,711	*	—	*
John Mutch	38,666	—	1,435	40,101	*	—	*
Named Executive Officers
Ramesh Srinivasan	681,199	336,104	—	1,017,303	3.8	—	*
Tony Pritchett	274	—	—	274	*	—	*
Dave Wood	18,839	53,528	2,880	75,247	*	—	*
Kyle Badger	107,775	133,285	3,383	244,443	*	—	*
Prabuddha Biswas	65,869	17,618	3,263	86,750	*	—	*
Don DeMarinis	15,507	43,439	3,438	62,384	*	—	*
All current directors and executive officers (16 persons)	5,264,642	757,293	33,168	6,055,103	22.38	1,735,457	100
Other Beneficial Owners
MAK Capital One LLC et al 590 Madison Avenue, 9th Floor New York, New York 10022	3,952,064 (3)				15.04	—	*
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	2,986,869 (4)				11.4	—	*
Nine Ten Capital Management LLC 1603 Orrington Ave, Ste 1650 Evanston, IL 60201	1,699,920 (5)				6.5	—	*
The Vanguard Group, Inc. PO Box 2600 V26 Valley Forge, PA 19482-2600	1,562,203(6)				5.9	—	*

1

* Less than 1%.

(1)

Unless otherwise noted, beneficial ownership of the shares comprises both sole voting and dispositive power or voting and dispositive power that is shared with a spouse, except for restricted shares for which the individual has sole voting power but no dispositive power until such shares vest.

(2)

Each share of Series A Convertible Preferred Stock is convertible into one share of common stock, at any time on a one-for-one basis, subject to anti-dilution adjustment and certain approvals, if required, and has no expiration date.

(3)

MAK Capital One L.L.C. (“MAK Capital”) beneficially owns 3,952,064 shares of common stock, inclusive of 1,735,457 shares of common stock issuable upon conversion of 1,735,457 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Shares”) owned by

MAK Capital Fund LP (“MAK Fund”) and MAK Capital Distressed Debt Fund I, LP (“MAK CDD Fund”), representing 15.0% of the outstanding shares on a fully diluted basis. Mr. Kaufman beneficially owns 4,138,379 shares of common stock, inclusive of the Convertible Preferred Shares, representing 15.7% of the outstanding shares on a fully diluted basis. MAK Fund beneficially owns 3,498,408 shares, representing 13.3% of the outstanding shares on a fully diluted basis. MAK CDD Fund beneficially owns 297,507 shares, representing 1.1% of the outstanding shares on a fully diluted basis. MAK Capital acts as the investment manager of MAK Fund and MAK CDD Fund. Michael A. Kaufman is the managing member of MAK Capital. Each of MAK Fund and MAK CDD Fund shares voting power and investment power with MAK Capital and Mr. Kaufman. The address of MAK Capital One LLC, MAK CDD Fund and Mr. Kaufman is 590 Madison Avenue, 9th Floor, New York, NY 10022. The address of MAK Fund is c/o Dundee Leeds Management Services Ltd., 129 Front Street, Hamilton, HM 12, Bermuda.

(4)

As reported on a Schedule 13G/A dated January 6, 2021. Blackrock, Inc. has sole voting power with respect to 2,960,763 shares and sole dispositive power with respect to all the shares. The address of Blackrock, Inc. is BlackRock, Inc., 55 East 52nd Street, New York, NY 10055.

(5)	As reported on a Schedule 13G/A dated February 12, 2021. The address for Nine Ten Capital Management LLC is 1603 Orrington Ave, Ste 1650, Evanston, IL 60201.
(6)

As reported on a Schedule 13G/A dated February 8, 2021. The Vanguard Group has sole voting power with respect to none of the shares, shared voting power with respect to 43,551 shares, sole dispositive power with respect to 1,503,309 shares, and shared dispositive power with respect to 58,994 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of March 31, 2021.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (2011 and 2016 Stock Incentive Plans and 2020 Equity Incentive Plan)	1,644,888	21.06	1,903,935

Equity compensation plans not approved by shareholders	—	—	—
Total	1,644,888	21.06	1,903,935

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

DIRECTOR INDEPENDENCE

NASDAQ listing standards provide that at least a majority of the members of the board of directors must be independent, meaning free of any material relationship with the Company, other than his or her relationship as a director. The Guidelines state that the board of directors should consist of a substantial majority of independent directors. A director is not independent if he or she fails to satisfy the standards for director independence under NASDAQ listing standards, the rules of the SEC, and any other applicable laws, rules, and regulations. During the board of directors’ annual review of director independence, the board of directors considers transactions, relationships, and arrangements, if any, between each director or a director’s immediate family members and the Company or its management. In May 2021, the board of directors performed its annual director independence review and, as a result, determined that each of Donald Colvin, Dana Jones, Jerry Jones, Michael A. Kaufman, Melvin Keating, and John Mutch qualify as independent directors. Ramesh Srinivasan is not independent because of his service as President and CEO of the Company.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee reviewed the fees of Grant Thornton LLP, our Independent Accountant for fiscal year 2021. Fees for services rendered by Grant Thornton for fiscal years 2021 and 2020 were:

Fiscal Year	Audit Fees ($)	Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)
2021	667,383	—	—	—
2020	660,565	10,993	2,561	—

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

The Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy to ensure compliance with SEC and other rules and regulations relating to auditor independence, with the goal of safeguarding the continued independence of our Independent Accountant. The Pre-Approval Policy sets forth the procedures and conditions pursuant to which audit, review, and attest services and non-audit services to be provided to the Company by our Independent Accountant may be pre-approved. The Audit Committee is required to pre-approve the audit and non- audit services performed by our Independent Accountant to assure that the provision of such services does not impair independence. Unless a type of service to be provided has received pre-approval as set forth in the Pre-Approval Policy, it will require separate pre-approval by the Audit Committee before commencement of the engagement. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require separate pre-approval by the Audit Committee. All audit, non-audit, and tax services were pre-approved by the Audit Committee during fiscal years 2021 and 2020.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of March 31, 2021 and 2020*

Consolidated Statements of Operations for the years ended March 31, 2021, 2020, and 2019*

Consolidated Statements of Comprehensive Loss for the years ended March 31, 2021, 2020, and 2019*

Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020, and 2019*

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2021, 2020, and 2019*

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

* Previously filed with the Annual Report on Form 10-K filed with the SEC on May 21, 2021, which is being amended hereby.

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

**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Denotes a management contract or compensatory plan or arrangement.

**	Previously filed with the Annual Report on Form 10-K filed with the SEC on May 21, 2021, which is being amended hereby.

***	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agilysys, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on July 28, 2021.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 2021.

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