Form 10-Q
period 2021-06-30
AGILYSYS INC
filed 2021-07-29
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of July 23, 2021 was 24,577,787.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2021 Unaudited	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$103,911	$99,180
Accounts receivable, net of allowance for expected credit losses of $1,002 and $1,220, respectively	22,812	25,732
Contract assets	2,081	2,364
Inventories	1,186	1,177
Prepaid expenses and other current assets	4,837	4,797
Total current assets	134,827	133,250
Property and equipment, net	7,746	8,789
Operating lease right-of-use assets	11,367	12,210
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	1,885	1,802
Other non-current assets	5,638	5,800
Total assets	$189,485	$189,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,388	$6,346
Contract liabilities	34,763	38,394
Accrued liabilities	10,148	11,233
Operating lease liabilities, current	4,705	5,009
Finance lease obligations, current	15	19
Total current liabilities	57,019	61,001
Deferred income taxes, non-current	928	923
Operating lease liabilities, non-current	7,868	8,597
Finance lease obligations, non-current	5	6
Other non-current liabilities	4,178	4,011
Commitments and contingencies (see Note 7)
Series A convertible preferred stock, no par value	35,000	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 24,568,661 and 24,010,727 shares outstanding at June 30, 2021 and March 31, 2021, respectively	9,482	9,482
Treasury shares, 7,038,170 and 7,596,104 at June 30, 2021 and March 31, 2021, respectively	(2,111)	(2,278)
Capital in excess of stated value	40,190	37,257
Retained earnings	36,889	35,376
Accumulated other comprehensive income	37	39
Total shareholders' equity	84,487	79,876
Total liabilities and shareholders' equity	$189,485	$189,873

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
(In thousands, except share data)	2021	2020
Net revenue:
Products	$8,844	$5,239
Support, maintenance and subscription services	23,207	20,497
Professional services	6,674	4,071
Total net revenue	38,725	29,807
Cost of goods sold:
Products	4,360	3,015
Support, maintenance and subscription services	4,744	4,306
Professional services	4,754	3,936
Total cost of goods sold	13,858	11,257
Gross profit	24,867	18,550
Gross profit margin	64.2%	62.2%
Operating expenses:
Product development	11,485	8,266
Sales and marketing	3,052	2,601
General and administrative	7,003	5,719
Depreciation of fixed assets	566	723
Amortization of internal-use software	465	461
Severance and other charges	225	1,203
Legal settlements, net	30	-
Total operating expense	22,826	18,973
Operating income (loss)	2,041	(423)
Other (income) expense:
Interest income	(22)	(21)
Interest expense	1	1
Other (income) expense, net	(103)	106
Income (loss) before taxes	2,165	(509)
Income tax expense	193	8
Net income (loss)	$1,972	$(517)
Series A convertible preferred stock issuance costs	-	(937)
Series A convertible preferred stock dividends	(459)	(199)
Net income (loss) attributable to common shareholders	$1,513	$(1,653)

Weighted average shares outstanding - basic	24,014	23,405

Net income (loss) per share - basic:	$0.06	$(0.07)

Weighted average shares outstanding - diluted	25,178	23,405

Net income (loss) per share - diluted:	$0.06	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2021	2020
Net income (loss)	$1,972	$(517)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation adjustments	(2)	(25)
Total comprehensive income (loss)	$1,970	$(542)

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$1,972	$(517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss on disposal of property & equipment	123	—
Depreciation	566	723
Amortization of internal-use software	465	461
Deferred income taxes	(108)	(84)
Share-based compensation	3,621	1,426
Changes in operating assets and liabilities	1,356	(6,938)
Net cash provided by (used in) operating activities	7,995	(4,929)
Investing activities
Capital expenditures	(274)	(243)
Additional investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(276)	(245)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(2,070)	(934)
Series A convertible preferred stock issuance proceeds, net of issuance costs	—	34,063
Payment of preferred stock dividends	(918)	—
Principal payments under long-term obligations	(6)	(6)
Net cash (used in) provided by financing activities	(2,994)	33,123
Effect of exchange rate changes on cash	6	2
Net increase in cash and cash equivalents	4,731	27,951
Cash and cash equivalents at beginning of period	99,180	46,653
Cash and cash equivalents at end of period	$103,911	$74,604

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	3,726	—	—	3,726
Restricted shares issued, net	—	—	10	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	558	167	(167)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(10)	(3)	(623)	—	—	(626)
Net income	—	—	—	—	—	1,972	—	1,972
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	31,607	$9,482	(7,038)	$(2,111)	$40,190	$36,889	$37	$84,487

	Three Months Ended June 30, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	1,426	—	—	1,426
Restricted shares issued, net	—	—	(14)	(4)	4	—	—	—
Shares issued upon exercise of SSARs	—	—	25	8	(8)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(8)	(2)	(153)	—	—	(155)
Net loss	—	—	—	—	—	(517)	—	(517)
Series A convertible preferred stock issuance costs	—	—	—	—	—	(937)	—	(937)
Series A convertible preferred stock dividends	—	—	—	—	—	(199)	—	(199)
Unrealized translation adjustments	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2020	31,607	$9,482	(7,994)	$(2,399)	$6,760	$57,331	$176	$71,350

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

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific and India with headquarters located in Alpharetta, GA.

COVID-19 Pandemic

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. COVID-19 has had a significant impact on our business since that time. The extent to which COVID-19 will continue impacting our financial condition and results of operations remains uncertain and depends on various factors, including the ongoing or recurring impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview— Recent Developments” of this report for more discussion of the impact of COVID-19 on our business.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2022 refers to the fiscal year ending March 31, 2022.

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

The Condensed Consolidated Balance Sheet as of June 30, 2021, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2021 and 2020, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission (SEC) on May 21, 2021.

Use of estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Considering the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of June 30, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K. There have been no other material changes to our significant accounting policies from those disclosed therein.

Adopted and Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. The new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 as of April 1, 2021 with no impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes, and is meant to simplify and reduce the cost of accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 as of April 1, 2021 with no material impact on our condensed consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $8.8 million and $5.2 million, and over time (support, maintenance and subscription services and professional services) totaled $29.9 million and $24.6 million for the three months ended June 30, 2021 and 2020, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $17.4 million and $17.5 million for the three months ended June 30, 2021 and 2020, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $2.2 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2021 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $2.9 million and $3.2 million of capitalized sales incentive costs as of June 30, 2021 and 2020, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2021 and 2020, we expensed $0.7 million and $0.6 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.4 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2021	March 31, 2021
Accrued liabilities:
Salaries, wages, and related benefits	$7,927	$8,454
Other taxes payable	1,468	1,796
Accrued legal settlements	118	200
Severance liabilities	182	79
Professional fees	100	97
Other	353	607
Total	$10,148	$11,233
Other non-current liabilities:
Uncertain tax positions	$1,135	$1,129
Deferred rent and asset retirement obligations	170	170
Employee benefit obligations	2,804	2,639
Other	69	73
Total	$4,178	$4,011

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020
Cash (receipts) for interest, net	$(21)	$(20)
Cash payments for income taxes, net	192	134
Cash payments for operating leases	969	1,642
Cash payments for finance leases	5	8
Accrued capital expenditures	24	19

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Income tax expense	$193	$8
Effective tax rate	8.9%	(1.6)%

For the three months ended June 30, 2021 and 2020, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

	Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
Numerator:
Net income (loss)	$1,972	$(517)
Series A convertible preferred stock issuance costs	—	(937)
Series A convertible preferred stock dividends	(459)	(199)
Net income (loss) attributable to common shareholders	$1,513	$(1,653)

Denominator:
Weighted average shares outstanding - basic	24,014	23,405
Dilutive SSARs	1,115	—
Dilutive unvested restricted shares	49	—
Weighted average shares outstanding - diluted	25,178	23,405

Income (loss) per share - basic:	$0.06	$(0.07)
Income (loss) per share - diluted:	$0.06	$(0.07)

Anti-dilutive stock options, SSARs, restricted shares, performance shares and preferred shares	4,740	3,560

Basic income (loss) per share is computed as net income (loss) attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 138,736 and 194,587 of restricted shares at June 30, 2021 and 2020, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share at the balance sheet dates.

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

9. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, and performance shares under our shareholder-approved 2020 Equity Incentive Plan ("2020 Plan") for up to 2.25 million common shares, plus 868,864 common shares, the number of shares that were remaining for grant under the 2016 Stock Incentive Plan ("2016 Plan") as of the effective date of the 2020 Plan, plus the number of shares remaining for grant under the 2016 Plan that are forfeited, settled in cash, canceled or expired. The aggregate number of shares that may be granted under the 2020 Plan is 3.1 million.

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

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(In thousands)	2021	2020
Product development	$2,065	$172
Sales and marketing	331	36
General and administrative	1,225	1,218
Total share-based compensation expense	$3,621	$1,426

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the three months ended June 30, 2021 for SSARs awarded under the 2020 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)	(in thousands)
Outstanding at April 1, 2021	3,068,253	$20.90
Exercised	(714,712)	11.78
Forfeited	(15,818)	20.02
Expired	(162)	14.22
Outstanding at June 30, 2021	2,337,561	$23.69	5.4	$77,558
Exercisable at June 30, 2021	1,255,211	$21.99	5.2	$43,788
Vested and expected to vest at June 30, 2021	2,337,561	$23.69	5.4	$77,558

As of June 30, 2021, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $12.0 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years.

As of June 30, 2021, there was no unrecognized share-based compensation expense related to non-vested market condition SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the three months ended June 30, 2021 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2021	132,198	$37.67
Granted	8,610	52.23
Forfeited	(2,072)	24.39
Outstanding at June 30, 2021	138,736	$38.77

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of June 30, 2021, total unrecognized share-based compensation expense related to unvested restricted stock was $3.6 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 3,403 common shares to our Chief Executive Officer during the quarter that vested immediately for a total value of $0.2 million.

10. Preferred Stock

On May 22, 2020, we completed the sale of 1,735,457 shares of our preferred stock, without par value, designated as “Series A Convertible Preferred Stock” (the “Convertible Preferred Stock”) to MAK Capital Fund L.P. and MAK Capital Distressed Debt Fund I, LP (the “Holders”) each, in its capacity as a designee of MAK Capital One LLC (the “Purchaser”), pursuant to the terms of the Investment Agreement, dated as of May 11, 2020, between the Company and the Purchaser, for an aggregate purchase price of $35 million. We incurred issuance costs of $1.0 million. We added all issuance costs that were netted against the proceeds upon issuance of the Convertible Preferred Stock to its redemption value. As disclosed in our Annual Report for the fiscal year ended March 31, 2021, Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital One LLC.

The Holders are entitled to dividends on the Liquidation Preference at the rate of 5.25% per annum, payable semi-annually either (i) 50% in cash and 50% in kind as an increase in the then-current Liquidation Preference or (ii) 100% in cash, at the option of the Company. We pay dividends in the same period as declared by the Company’s Board of Directors.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2021. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 22 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2021 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

COVID-19 Pandemic

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. COVID-19 has had a significant impact on our business since that time. The extent to which COVID-19 will continue impacting our financial condition and results of operations remains uncertain and depends on various factors, including the ongoing or recurring impact on our customers, partners, and vendors and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

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

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive software solutions in the hospitality industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service. During recent years, Agilysys has made major investments in R&D and has successfully modernized virtually all its longstanding trusted software solutions. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific and India with headquarters located in Alpharetta, Georgia.

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

Results of Operations

First Fiscal Quarter 2022 Compared to First Fiscal Quarter 2021

Net Revenue and Operating Income (Loss)

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2021 and 2020:

	Three months ended
	June 30,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$8,844	$5,239	$3,605	68.8%
Support, maintenance and subscription services	23,207	20,497	2,710	13.2
Professional services	6,674	4,071	2,603	63.9
Total net revenue	38,725	29,807	8,918	29.9
Cost of goods sold:
Products	4,360	3,015	1,345	44.6
Support, maintenance and subscription services	4,744	4,306	438	10.2
Professional services	4,754	3,936	818	20.8
Total cost of goods sold	13,858	11,257	2,601	23.1
Gross profit	$24,867	$18,550	$6,317	34.1%
Gross profit margin	64.2%	62.2%
Operating expenses:
Product development	$11,485	$8,266	$3,219	38.9%
Sales and marketing	3,052	2,601	451	17.3
General and administrative	7,003	5,719	1,284	22.5
Depreciation of fixed assets	566	723	(157)	(21.7)
Amortization of internal-use software	465	461	4	0.9
Severance and other charges	225	1,203	(978)	nm
Legal settlements, net	30	-	30	nm
Operating income (loss)	$2,041	$(423)	$2,464	582.5%
Operating income (loss) percentage	5.3%	(1.4)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	June 30,
	2021	2020
Net revenue:
Products	22.8%	17.6%
Support, maintenance and subscription services	59.9	68.8
Professional services	17.3	13.6
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.3%	10.1%
Support, maintenance and subscription services	12.3	14.4
Professional services	12.2	13.3
Total cost of goods sold	35.8%	37.8%
Gross profit	64.2%	62.2%
Operating expenses:
Product development	29.7%	27.7%
Sales and marketing	7.9	8.7
General and administrative	18.1	19.2
Depreciation of fixed assets	1.5	2.5
Amortization of internal-use software	1.2	1.5
Severance and other charges	0.6	4.0
Legal settlements, net	0.1	nm
Operating income (loss)	5.3%	(1.4)%

nm - not meaningful

Net revenue. Total net revenue increased $8.9 million, or 29.9%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Products revenue increased $3.6 million, or 68.8%, due to higher sales and deliveries as our customers re-open their locations for business. Support, maintenance and subscription services revenue increased $2.7 million, or 13.2%, compared to the first quarter of fiscal 2021 driven by continued growth in subscription-based service revenue. The increase in subscription revenue is due to the re-opening of customer sites and increased sales and implementations of our newer add-on modules. Professional services revenue increased $2.6 million, or 63.9%, due to higher sales and service activity as our customers re-open their locations for business.

Gross profit and gross profit margin. Our total gross profit increased $6.3 million, or 34.1%, for the first quarter of fiscal 2022 and total gross profit margin increased from 62.2% to 64.2% driven by changes in the composition of revenue by category. Products gross profit increased $2.3 million, or 101.6%, compared to the first quarter of fiscal 2021 and products gross profit margin increased from 42.5% to 50.7% due to a higher proportion of proprietary software sales over third party products. Support, maintenance and subscription services gross profit increased $2.3 million and gross profit margin increased 57 basis points to 79.6% due to increased revenue on a relatively flat cost base. Professional services gross profit increased $1.8 million due to the increase in professional service projects as customers to re-open their locations. Professional services gross profit margin increased from 3.3% to 28.8% due to improved utilization rates.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, increased $4.8 million, or 27.0%, during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021.

Product development. Product development increased $3.2 million, or 38.9%, in the first quarter of fiscal 2022 due to restored base pay and employee benefits as well as higher cash-based incentive pay and share-based compensation.

Sales and marketing. Sales and marketing increased $0.5 million, or 17.3%, in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 due to restored base pay and employee benefits as well as increased commission expense due to higher sales levels and increased share-based compensation.

General and administrative. General and administrative increased by $1.3 million, or 22.5%, in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 due to restored base pay and employee benefits as well as higher cash-based incentive pay and internal system subscription costs.

Severance and other charges. Severance, and other charges decreased $1.0 million in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 due to significant layoffs and other employee terminations during the first quarter of fiscal 2021 at the beginning of the COVID-19 pandemic.

Other (Income) Expenses

	Three Months Ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other (income) expense:
Interest income	$(22)	$(21)	$1	4.8%
Interest expense	1	1	0	nm
Other (income) expense, net	(103)	106	209	nm
Total other (income) expense, net	$(124)	$86	$210	nm

nm - not meaningful

Interest income. Interest income consists of interest earned through interest-bearing bank accounts and on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other (income) expense. Other (income) expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Three Months Ended
	June 30,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax expense	$193	$8	$(185)	nm
Effective tax rate	8.9%	(1.6)%

nm - not meaningful

For the three months ended June 30, 2021 and 2020, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

At June 30, 2021, 100% of our cash and cash equivalents, of which 95% were located in the United States, were deposited in bank accounts. We believe credit risk is limited with respect to our cash and cash equivalents balances.

As of June 30, 2021, and March 31, 2021, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

We believe that cash flow from operating activities, cash on hand of $103.9 million as of June 30, 2021 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$7,995	$(4,929)
Investing activities	(276)	(245)
Financing activities	(2,994)	33,123
Effect of exchange rate changes on cash	6	2
Net increase in cash and cash equivalents	$4,731	$27,951

Cash flow provided by operating activities. Cash flow provided by operating activities was $8.0 million in the first three months of fiscal 2022. The provision of cash was due to cash-based earnings of $6.6 million, adjusted for non-cash expenses of $4.7 million including loss on disposal of property & equipment, depreciation, amortization, and share-based compensation, and an increase of $1.4 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow (used in) provided by financing activities. During the first three months of fiscal 2022, the $3.0 million used in financing activities consisted of $2.1 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.9 million in preferred stock dividends. During the first three months of fiscal 2021, the $33.1 million provided by financing activities consisted primarily of $34.1 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $0.9 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation.

Contractual Obligations

As of June 30, 2021, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2021.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2021. Other than as described in Note 2 to the condensed consolidated financial statements, there have been no material changes in our significant accounting policies and estimates since March 31, 2021.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2021. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2021. There have been no material changes in our market risk exposures since March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Other than as described below, there have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2021 that may materially affect our business, results of operations, or financial condition.

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

AGILYSYS, INC.

Date:	July 29, 2021	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)