Form 10-Q
period 2021-09-30
AGILYSYS INC
filed 2021-10-28
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of October 22, 2021 was 24,611,233.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2021 (Unaudited)	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$106,389	$99,180
Accounts receivable, net of allowance for expected credit losses of $666 and $1,220, respectively	19,269	25,732
Contract assets	1,846	2,364
Inventories	1,881	1,177
Prepaid expenses and other current assets	4,838	4,797
Total current assets	134,223	133,250
Property and equipment, net	7,372	8,789
Operating lease right-of-use assets	10,495	12,210
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	2,090	1,802
Other non-current assets	5,898	5,800
Total assets	$188,100	$189,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,009	$6,346
Contract liabilities	30,640	38,394
Accrued liabilities	8,215	11,233
Operating lease liabilities, current	4,325	5,009
Finance lease obligations, current	10	19
Total current liabilities	52,199	61,001
Deferred income taxes, non-current	933	923
Operating lease liabilities, non-current	7,331	8,597
Finance lease obligations, non-current	4	6
Other non-current liabilities	4,456	4,011
Commitments and contingencies (see Note 7)
Series A convertible preferred stock, no par value	35,459	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 24,607,173 and 24,010,727 shares outstanding at September 30, 2021 and March 31, 2021, respectively	9,482	9,482
Treasury shares, 6,999,658 and 7,596,104 at September 30, 2021 and March 31, 2021, respectively	(2,100)	(2,278)
Capital in excess of stated value	42,867	37,257
Retained earnings	37,412	35,376
Accumulated other comprehensive income	57	39
Total shareholders' equity	87,718	79,876
Total liabilities and shareholders' equity	$188,100	$189,873

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share data)	2021	2020	2021	2020
Net revenue:
Products	$7,299	$6,559	$16,143	$11,798
Support, maintenance and subscription services	24,027	22,304	47,234	42,801
Professional services	6,566	5,497	13,240	9,567
Total net revenue	37,892	34,360	76,617	64,166
Cost of goods sold:
Products	3,660	2,950	8,020	5,965
Support, maintenance and subscription services	5,019	4,555	9,763	8,860
Professional services	4,958	3,701	9,711	7,638
Total cost of goods sold	13,637	11,206	27,494	22,463
Gross profit	24,255	23,154	49,123	41,703
Gross profit margin	64.0%	67.4%	64.1%	65.0%
Operating expenses:
Product development	11,379	8,257	22,864	16,524
Sales and marketing	3,423	2,350	6,475	4,951
General and administrative	6,523	5,217	13,526	10,936
Depreciation of fixed assets	548	715	1,114	1,438
Amortization of internal-use software	345	508	810	968
Severance and other charges	580	7	805	1,210
Legal settlements, net	337	50	367	50
Total operating expense	23,135	17,104	45,961	36,077
Operating income	1,120	6,050	3,162	5,626
Other (income) expense:
Interest income	(14)	(28)	(35)	(49)
Interest expense	1	2	2	3
Other expense, net	103	88	-	194
Income before taxes	1,030	5,988	3,195	5,478
Income tax expense	48	121	241	128
Net income	$982	$5,867	$2,954	$5,350
Series A convertible preferred stock issuance costs	-	(94)	-	(1,031)
Series A convertible preferred stock dividends	(459)	(459)	(918)	(658)
Net income attributable to common shareholders	$523	$5,314	$2,036	$3,661

Weighted average shares outstanding - basic	24,451	23,424	24,233	23,415

Net income per share - basic:	$0.02	$0.23	$0.08	$0.16

Weighted average shares outstanding - diluted	25,409	23,866	25,296	23,849

Net income per share - diluted:	$0.02	$0.22	$0.08	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$982	$5,867	$2,954	$5,350
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	20	(124)	18	(149)
Total comprehensive income	$1,002	$5,743	$2,972	$5,201

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2021	2020
Operating activities
Net income	$2,954	$5,350
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal of property & equipment	123	—
Depreciation	1,114	1,438
Amortization of internal-use software	810	968
Deferred income taxes	(303)	(269)
Share-based compensation	6,963	2,682
Changes in operating assets and liabilities	12	(3,527)
Net cash provided by operating activities	11,673	6,642
Investing activities
Capital expenditures	(786)	(471)
Additional investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(788)	(473)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(2,709)	(959)
Series A convertible preferred stock issuance proceeds, net of issuance costs	—	33,969
Payment of preferred stock dividends	(918)	(199)
Principal payments under long-term obligations	(11)	(12)
Net cash (used in) provided by financing activities	(3,638)	32,799
Effect of exchange rate changes on cash	(38)	85
Net increase in cash and cash equivalents	7,209	39,053
Cash and cash equivalents at beginning of period	99,180	46,653
Cash and cash equivalents at end of period	$106,389	$85,706

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at June 30, 2021	31,607	$9,482	(7,038)	$(2,111)	$40,190	$36,889	$37	$84,487
Share-based compensation	—	—	—	—	3,327	—	—	3,327
Restricted shares issued, net	—	—	1	—	—	—	—	—
Shares issued upon exercise of SSARs	—	—	51	15	(15)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(14)	(4)	(635)	—	—	(639)
Net income	—	—	—	—	—	982	—	982
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	20	20
Balance at September 30, 2021	31,607	$9,482	(7,000)	$(2,100)	$42,867	$37,412	$57	$87,718

	Three Months Ended September 30, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at June 30, 2020	31,607	$9,482	(7,994)	$(2,399)	$6,760	$57,331	$176	$71,350
Share-based compensation	—	—	—	—	1,409	—	—	1,409
Restricted shares issued, net	—	—	(27)	(8)	8	—	—	—
Shares issued upon exercise of SSARs	—	—	3	1	(1)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(1)	—	(25)	—	—	(25)
Net income	—	—	—	—	—	5,867	—	5,867
Series A convertible preferred stock issuance costs	—	—	—	—	—	(94)	—	(94)
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(124)	(124)
Balance at September 30, 2020	31,607	$9,482	(8,019)	$(2,406)	$8,151	$62,645	$52	$77,924

	Six Months Ended September 30, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	7,053	—	—	7,053
Restricted shares issued, net	—	—	11	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	609	182	(182)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(24)	(7)	(1,258)	—	—	(1,265)
Net income	—	—	—	—	—	2,954	—	2,954
Series A convertible preferred stock dividends	—	—	—	—	—	(918)	—	(918)
Unrealized translation adjustments	—	—	—	—	—	—	18	18
Balance at September 30, 2021	31,607	$9,482	(7,000)	$(2,100)	$42,867	$37,412	$57	$87,718

	Six Months Ended September 30, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	2,835	—	—	2,835
Restricted shares issued, net	—	—	(41)	(12)	12	—	—	—
Shares issued upon exercise of SSARs	—	—	28	9	(9)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(9)	(2)	(178)	—	—	(180)
Net income	—	—	—	—	—	5,350	—	5,350
Series A convertible preferred stock issuance costs	—	—	—	—	—	(1,031)	—	(1,031)
Series A convertible preferred stock dividends	—	—	—	—	—	(658)	—	(658)
Unrealized translation adjustments	—	—	—	—	—	—	(149)	(149)
Balance at September 30, 2020	31,607	$9,482	(8,019)	$(2,406)	$8,151	$62,645	$52	$77,924

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Financial Statement Presentation

Nature of Operations

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative next generation SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey.

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

The Condensed Consolidated Balance Sheet as of September 30, 2021, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Considering the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of September 30, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $7.3 million and $16.1 million, and $6.6 million and $11.8 million for the first three and six months ended September 30, 2021 and 2020. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $30.6 million and $60.5 million, and $27.8 million and $52.4 million for the three and six months ended September 30, 2021 and 2020, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $12.2 million and $12.1 million for the three months ended September 30, 2021 and 2020, respectively and $29.6 million and $30.5 million for the six months ended September 30, 2021 and 2020, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $1.7 million for the six months ended September 30, 2021 and 2020, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2021 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.1 million and $3.1 million of capitalized sales incentive costs as of September 30, 2021 and 2020, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2021, we expensed $0.5 million and $1.2 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.6 million, respectively. During the comparable periods ending September 30, 2020, we expensed $0.7 million and $1.3 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.7 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2021	March 31, 2021
Accrued liabilities:
Salaries, wages, and related benefits	$6,207	$8,454
Other taxes payable	1,510	1,796
Accrued legal settlements	—	200
Severance liabilities	63	79
Professional fees	81	97
Other	354	607
Total	$8,215	$11,233
Other non-current liabilities:
Uncertain tax positions	$1,141	$1,129
Asset retirement obligations	170	170
Employee benefit obligations	3,072	2,639
Other	73	73
Total	$4,456	$4,011

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2021	2020
Cash (receipts) for interest, net	$(13)	$(46)
Cash payments for income taxes, net	439	167
Cash payments for operating leases	2,308	3,002
Cash payments for finance leases	10	14
Accrued capital expenditures	45	12

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$48	$121	$241	$128
Effective tax rate	4.7%	2.0%	7.5%	2.3%

For the three and six months ended September 30, 2021, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three and six months ended September 30, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. In November 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s summary judgement with respect to all claims except for two, which were not asserted against Agilysys. Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. Subsequently, Ameranth filed further pleading amendments and discovery requests with the District Court, which were opposed by the defendants.

We were not a party to the appeal, and it is currently unclear what impact the summary judgement ruling may have on our case. Ameranth seeks monetary damages, injunctive relief, costs and attorneys' fees from us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

As of September 30, 2021, we have additional operating leases that have not yet commenced of approximately $11.8 million. These operating leases will commence between fiscal year 2022 and fiscal year 2023 with lease terms of three years to eleven years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$982	$5,867	$2,954	$5,350
Series A convertible preferred stock issuance costs	—	(94)	—	(1,031)
Series A convertible preferred stock dividends	(459)	(459)	(918)	(658)
Net income attributable to common shareholders	$523	$5,314	$2,036	$3,661

Denominator:
Weighted average shares outstanding - basic	24,451	23,424	24,233	23,415
Dilutive SSARs	892	342	1,005	329
Dilutive unvested restricted shares	66	100	58	105
Weighted average shares outstanding - diluted	25,409	23,866	25,296	23,849

Income per share - basic:	$0.02	$0.23	$0.08	$0.16
Income per share - diluted:	$0.02	$0.22	$0.08	$0.15

Anti-dilutive SSARs, restricted shares and preferred shares	1,735	2,415	1,735	2,418

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 139,332 and 161,042 of restricted shares at September 30, 2021 and 2020, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

Diluted income per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights ("SSARs"), unvested restricted shares, and preferred shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation grants because doing so would be anti-dilutive.

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

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Product development	$1,751	$239	$3,816	$411
Sales and marketing	335	34	666	70
General and administrative	1,256	983	2,481	2,201
Total share-based compensation expense	$3,342	$1,256	$6,963	$2,682

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the six months ended September 30, 2021 for SSARs awarded under the 2020 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)	(in thousands)
Outstanding at April 1, 2021	3,068,253	$20.90
Exercised	(791,549)	12.47
Forfeited	(44,736)	20.02
Expired	(246)	14.22
Outstanding at September 30, 2021	2,231,722	$23.90	5.2	$63,509
Exercisable at September 30, 2021	1,234,892	$22.85	4.9	$36,448
Vested and expected to vest at September 30, 2021	2,231,722	$23.90	5.2	$63,509

As of September 30, 2021, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $8.9 million, which is expected to be recognized over a weighted-average vesting period of 1.5 years.

As of September 30, 2021, there was no unrecognized share-based compensation expense related to non-vested market condition SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. The following table summarizes the activity during the six months ended September 30, 2021 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2021	132,198	$37.67
Granted	11,249	52.77
Vested	(216)	53.32
Forfeited	(3,899)	27.25
Outstanding at September 30, 2021	139,332	$39.14

The weighted-average grant date fair value of the restricted shares is determined based upon the closing price of our common shares on the grant date. As of September 30, 2021, total unrecognized share-based compensation expense related to unvested restricted stock was $2.8 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

Subsequent to September 30, 2021, we granted approximately 29,000 shares with a grant date fair value of $1.6 million, the vesting of which is service-based, and approximately 45,000 shares with a grant date fair value of $1.8 million, the vesting of which is service-based with a market condition.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 3,403 common shares to our Chief Executive Officer in May 2021 that vested immediately for a total value of $0.2 million.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2021. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 24 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2021 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

We have taken actions to mitigate the impact on our business. We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These modifications may continue to delay or reduce sales and harm productivity and collaboration. The pandemic could have an ongoing adverse impact on demand for our customers’ products and services, which in turn could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the ongoing collection of accounts receivable from our customers.

While we have eased certain cost reduction measures, we may take further actions that alter our business operations as the situation continues to evolve. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative modern technology SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive software solutions in the hospitality industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service. During recent years, Agilysys has made major R&D investments and has successfully modernized virtually all its longstanding trusted software solutions. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

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

The primary objective of our ongoing strategic planning process is to create shareholder value by capitalizing on growth opportunities, remaining profitable and strengthening our competitive position within the specific technology solutions and end markets we serve. Profitability and industry leading growth will be achieved through tighter management of operating expenses and sharpening the focus of our investments to concentrate on growth opportunities that offer the highest returns.

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

Results of Operations

Second Fiscal Quarter 2022 Compared to Second Fiscal Quarter 2021

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$7,299	$6,559	$740	11.3%
Support, maintenance and subscription services	24,027	22,304	1,723	7.7
Professional services	6,566	5,497	1,069	19.4
Total net revenue	37,892	34,360	3,532	10.3
Cost of goods sold:
Products	3,660	2,950	710	24.1
Support, maintenance and subscription services	5,019	4,555	464	10.2
Professional services	4,958	3,701	1,257	34.0
Total cost of goods sold	13,637	11,206	2,431	21.7
Gross profit	$24,255	$23,154	$1,101	4.8%
Gross profit margin	64.0%	67.4%
Operating expenses:
Product development	$11,379	$8,257	$3,122	37.8%
Sales and marketing	3,423	2,350	1,073	45.7
General and administrative	6,523	5,217	1,306	25.0
Depreciation of fixed assets	548	715	(167)	(23.4)
Amortization of internal-use software	345	508	(163)	(32.1)
Severance and other charges	580	7	573	nm
Legal settlements, net	337	50	287	nm
Operating income	$1,120	$6,050	$(4,930)	81.5%
Operating income percentage	3.0%	17.6%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	September 30,
	2021	2020
Net revenue:
Products	19.3%	19.1%
Support, maintenance and subscription services	63.4	64.9
Professional services	17.3	16.0
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	9.7%	8.6%
Support, maintenance and subscription services	13.2	13.3
Professional services	13.1	10.7
Total cost of goods sold	36.0%	32.6%
Gross profit	64.0%	67.4%
Operating expenses:
Product development	30.0%	24.0%
Sales and marketing	9.0	6.8
General and administrative	17.2	15.2
Depreciation of fixed assets	1.5	2.2
Amortization of internal-use software	0.9	1.5
Severance and other charges	1.5	0.0
Legal settlements, net	0.9	0.1
Operating income	3.0%	17.6%

nm - not meaningful

Net revenue. Total net revenue increased $3.5 million, or 10.3%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Products revenue increased $0.7 million, or 11.3%, due to higher sales and deliveries as our customers re-open their locations for business. Support, maintenance and subscription services revenue increased $1.7 million, or 7.7%, compared to the second quarter of fiscal 2021 driven by continued growth in subscription-based service revenue, which increased 21.7% during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The increase in subscription revenue is due to the re-opening of customer sites and increased sales and implementations of our newer add-on modules. Professional services revenue increased $1.1 million, or 19.4%, due to higher sales and service activity as our customers re-open their locations for business.

Gross profit and gross profit margin. Our total gross profit increased $1.1 million, or 4.8%, for the second quarter of fiscal 2022 and total gross profit margin decreased from 67.4% to 64.0% driven by changes in the composition of revenue by category. Products gross profit was consistent with the second quarter of fiscal 2021 and products gross profit margin decreased from 55.0% to 49.9% due to a higher proportion of third-party products over proprietary software sales. Support, maintenance and subscription services gross profit increased $1.3 million, or 7.1%, and gross profit margin was consistent with the second quarter of fiscal 2021 as certain variable costs increased proportionately with revenue. Professional services gross profit decreased $0.2 million due to delays in certain professional service projects with a decrease in gross profit margin from 32.7% to 24.5% due to an increase in fixed costs as our implementation teams are fully staffed while projects are delayed.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, increased $5.2 million, or 30.3%, during the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021.

Product development. Product development increased $3.1 million, or 37.8%, in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 due to restored base pay and employee benefits as well as higher share-based compensation.

Sales and marketing. Sales and marketing increased $1.1 million, or 45.7%, in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 due to restored base pay and employee benefits, increased share-based compensation, return of some travel costs, and higher advertising and promotional costs due to increased marketing event and trade show activity.

General and administrative. General and administrative increased by $1.3 million, or 25.0%, in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 due to restored base pay and employee benefits, increased share-based compensation, and higher internal system subscription costs.

Severance and other charges. Severance, and other charges increased $0.6 million in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 due to one-time payment of certain service provider charges and modified business taxes on share-based compensation related to the exercise of stock-settled appreciation rights granted to our Chief Executive Officer in connection with his initial employment agreement with the Company in December 2016.

Legal settlements, net. Legal settlements, net increased $0.3 million in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 due to settlement of a lawsuit involving a former employee; no further activity is expected on this matter.

Other (Income) Expenses

	Three Months Ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other expense:
Interest income	$(14)	$(28)	$(14)	(50.0)%
Interest expense	1	2	1	nm
Other expense, net	103	88	(15)	17.0
Total other expense, net	$90	$62	$(28)	45.2%

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

Income Taxes

	Three Months Ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax expense	$48	$121	$73	nm
Effective tax rate	4.7%	2.0%

nm - not meaningful

For the three months ended September 30, 2021, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three months ended September 30, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

Results of Operations

First Half Fiscal 2022 Compared to First Half Fiscal 2021

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2021 and 2020:

	Six months ended
	September 30,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$16,143	$11,798	$4,345	36.8%
Support, maintenance and subscription services	47,234	42,801	4,433	10.4
Professional services	13,240	9,567	3,673	38.4
Total net revenue	76,617	64,166	12,451	19.4
Cost of goods sold:
Products	8,020	5,965	2,055	34.5
Support, maintenance and subscription services	9,763	8,860	903	10.2
Professional services	9,711	7,638	2,073	27.1
Total cost of goods sold	27,494	22,463	5,031	22.4
Gross profit	$49,123	$41,703	$7,420	17.8%
Gross profit margin	64.1%	65.0%
Operating expenses:
Product development	$22,864	$16,524	$6,340	38.4%
Sales and marketing	6,475	4,951	1,524	30.8
General and administrative	13,526	10,936	2,590	23.7
Depreciation of fixed assets	1,114	1,438	(324)	(22.5)
Amortization of intangibles	810	968	(158)	(16.3)
Severance and other charges	805	1,210	(405)	nm
Legal settlements, net	367	50	317	nm
Operating income	$3,162	$5,626	$(2,464)	43.8%
Operating income percentage	4.1%	8.8%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six months ended
	September 30,
Net revenue:	2021	2020
Products	21.1%	18.4%
Support, maintenance and subscription services	61.6	66.7
Professional services	17.3	14.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	10.5%	9.3%
Support, maintenance and subscription services	12.7	13.8
Professional services	12.7	11.9
Total cost of goods sold	35.9%	35.0%
Gross profit	64.1%	65.0%
Operating expenses:
Product development	29.8%	25.8%
Sales and marketing	8.5	7.7
General and administrative	17.7	17.0
Depreciation of fixed assets	1.3	2.2
Amortization of intangibles	1.1	1.5
Severance and other charges	1.1	1.9
Legal settlements, net	0.5	0.1
Operating income	4.1%	8.8%

Net revenue. Total net revenue increased $12.5 million, or 19.4%, during the first half of fiscal 2022 compared to the first half of fiscal 2021. Products revenue increased $4.3 million, or 36.8%, due to higher sales and deliveries as our customers re-open their locations for business. Support, maintenance and subscription services revenue increased $4.4 million, or 10.4%, compared to the first half of fiscal 2021 driven by continued growth in subscription-based service revenue, which increased 26.9% during the first half of fiscal 2022 compared to the first half of fiscal 2021. Professional services revenue increased $3.7 million, or 38.4%, due to higher sales and service activity as our customers re-open their locations for business.

Gross profit and gross profit margin. Our total gross profit increased $7.4 million, or 17.8%, for the first half of fiscal 2022 and total gross profit margin decreased from 65.0% to 64.1% driven by changes in the composition of revenue by category. Products gross profit increased $2.3 million, or 39.3%, compared to the first half of fiscal 2021 and products gross profit margin increased from 49.4% to 50.3% due to an increase in proprietary software revenue and a higher gross profit margin on the mix of third party products. Support, maintenance and subscription services gross profit increased $3.5 million, or 10.4%, and gross profit margin was consistent with the first half of fiscal 2021 at 79.3% as certain variable costs increased proportionately with revenue. Professional services gross profit increased $1.6 million, or 82.9%, due to the increase in professional service projects as customers continue to re-open their locations. Professional services gross profit margin increased from 20.2% to 26.7% due to improved utilization rates.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, increased $10.0 million, or 28.6%, during the first half of fiscal 2022 compared with the first half of fiscal 2021.

Product development. Product development increased $6.3 million, or 38.4%, in the first half of fiscal 2022 due to restored base pay and employee benefits as well as higher share-based compensation.

Sales and marketing. Sales and marketing increased $1.5 million, or 30.8%, in the first half of fiscal 2022 compared with the first half of fiscal 2021 due to restored base pay and employee benefits, increased share-based compensation, a return of some travel costs, and higher advertising and promotional costs due to increased marketing event and trade show activity.

General and administrative. General and administrative increased by $2.6 million, or 23.7%, in the first half of fiscal 2022 compared with the first half of fiscal 2021 due to restored base pay and employee benefits, increased share-based compensation, and higher internal system subscription costs.

Severance and other charges. Severance, and other charges decreased $0.4 million in the first half of fiscal 2022 due to layoffs and other employee terminations during the first quarter of fiscal 2021 at the beginning of the COVID-19 pandemic which did not re-occur during the first half of fiscal 2022.

Legal settlements, net. Legal settlements, net increased $0.3 million in the first half of fiscal 2022 compared with the first half of fiscal 2021 due to settlement of a lawsuit involving a former employee; no further activity is expected on this matter.

Other (Income) Expenses

	Six Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other expense:
Interest income	$(35)	$(49)	$(14)	(28.6)%
Interest expense	2	3	1	nm
Other expense, net	—	194	194	nm
Total other expense, net	$(33)	$148	$181	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Six Months Ended
	September 30,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax expense	$241	$128	$(113)	nm
Effective tax rate	7.5%	2.3%

nm - not meaningful

For the six months ended September 30, 2021, the effective tax rate was different than the statutory tax rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the six months ended September 30, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

At September 30, 2021, 100% of our cash and cash equivalents, of which 96% were located in the United States, were deposited in bank accounts or invested in highly liquid investments with original maturity from the date of acquisition of three months or less, including investments in commercial paper. We believe credit risk is limited with respect to our cash and cash equivalents balances.

As of September 30, 2021, and March 31, 2021, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

We believe that cash flow from operating activities, cash on hand of $106.4 million as of September 30, 2021 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$11,673	$6,642
Investing activities	(788)	(473)
Financing activities	(3,638)	32,799
Effect of exchange rate changes on cash	(38)	85
Net increase in cash and cash equivalents	$7,209	$39,053

Cash flow provided by operating activities. Cash flow provided by operating activities was $11.7 million in the first six months of fiscal 2022. The provision of cash was due to cash-based earnings of $11.7 million, adjusted for non-cash expenses of $8.7 million including loss on disposal of property & equipment, depreciation, amortization, and share-based compensation.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow (used in) provided by financing activities. During the first six months of fiscal 2022, the $3.6 million used in financing activities consisted of $2.7 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.9 million in preferred stock dividends. During the first six months of fiscal 2021, the $32.8 million provided by financing activities consisted primarily of $34.0 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $1.0 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.2 million in preferred stock dividends.

Contractual Obligations

As of September 30, 2021, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the six months ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGILYSYS, INC.

Date:	October 28, 2021	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)