Form 10-Q
period 2021-12-31
AGILYSYS INC
filed 2022-01-27
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed be sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of Common Shares of the registrant outstanding as of January 21, 2022 was 24,714,332.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2021 (Unaudited)	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$115,122	$99,180
Accounts receivable, net of allowance for expected credit losses of $717 and $1,220, respectively	24,957	25,732
Contract assets	1,628	2,364
Inventories	3,256	1,177
Prepaid expenses and other current assets	4,651	4,797
Total current assets	149,614	133,250
Property and equipment, net	6,788	8,789
Operating lease right-of-use assets	9,681	12,210
Goodwill	19,622	19,622
Intangible assets, net	8,400	8,400
Deferred income taxes, non-current	2,281	1,802
Other non-current assets	5,952	5,800
Total assets	$202,338	$189,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,035	$6,346
Contract liabilities	43,193	38,394
Accrued liabilities	8,385	11,233
Operating lease liabilities, current	4,531	5,009
Finance lease obligations, current	7	19
Total current liabilities	64,151	61,001
Deferred income taxes, non-current	937	923
Operating lease liabilities, non-current	6,187	8,597
Finance lease obligations, non-current	3	6
Other non-current liabilities	3,647	4,011
Commitments and contingencies (see Note 7)
Series A convertible preferred stock, no par value	35,000	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 24,712,343 and 24,010,727 shares outstanding at December 31, 2021 and March 31, 2021, respectively	9,482	9,482
Treasury shares, 6,894,488 and 7,596,104 at December 31, 2021 and March 31, 2021, respectively	(2,068)	(2,278)
Capital in excess of stated value	46,436	37,257
Retained earnings	38,495	35,376
Accumulated other comprehensive income	68	39
Total shareholders' equity	92,413	79,876
Total liabilities and shareholders' equity	$202,338	$189,873

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share data)	2021	2020	2021	2020
Net revenue:
Products	$8,101	$7,599	$24,244	$19,396
Support, maintenance and subscription services	25,136	22,846	72,371	65,647
Professional services	6,223	6,230	19,463	15,797
Total net revenue	39,460	36,675	116,078	100,840
Cost of goods sold:
Products	4,400	3,660	12,420	9,625
Support, maintenance and subscription services	5,421	4,655	15,184	13,515
Professional services	4,923	4,164	14,634	11,802
Total cost of goods sold	14,744	12,479	42,238	34,942
Gross profit	24,716	24,196	73,840	65,898
Gross profit margin	62.6%	66.0%	63.6%	65.3%
Operating expenses:
Product development	11,210	12,376	34,074	28,900
Sales and marketing	3,943	3,327	10,418	8,278
General and administrative	6,804	7,509	20,330	18,446
Depreciation of fixed assets	495	722	1,609	2,160
Amortization of internal-use software	267	521	1,077	1,490
Severance and other charges	381	1,552	1,187	2,762
Legal settlements, net	4	-	371	50
Total operating expense	23,104	26,007	69,066	62,086
Operating income (loss)	1,612	(1,811)	4,774	3,812
Other (income) expense:
Interest income	(10)	(27)	(45)	(76)
Interest expense	4	9	5	13
Other expense, net	52	95	53	284
Income (loss) before taxes	1,566	(1,888)	4,761	3,591
Income tax expense	24	182	265	311
Net income (loss)	$1,542	$(2,070)	$4,496	$3,280
Series A convertible preferred stock issuance costs	-	-	-	(1,031)
Series A convertible preferred stock dividends	(459)	(459)	(1,377)	(1,117)
Net income (loss) attributable to common shareholders	$1,083	$(2,529)	$3,119	$1,132

Weighted average shares outstanding - basic	24,477	23,429	24,315	23,419

Net income (loss) per share - basic:	$0.04	$(0.11)	$0.13	$0.05

Weighted average shares outstanding - diluted	25,392	23,429	25,327	23,903

Net income (loss) per share - diluted:	$0.04	$(0.11)	$0.12	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$1,542	$(2,070)	$4,496	$3,280
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	11	(64)	29	(213)
Total comprehensive income (loss)	$1,553	$(2,134)	$4,525	$3,067

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2021	2020
Operating activities
Net income	$4,496	$3,280
Adjustments to reconcile net income to net cash provided by operating activities
Loss on disposal of property & equipment	123	—
Depreciation	1,609	2,160
Amortization of internal-use software	1,077	1,490
Deferred income taxes	(491)	(499)
Share-based compensation	10,802	9,312
Changes in operating assets and liabilities	4,199	(659)
Net cash provided by operating activities	21,815	15,084
Investing activities
Capital expenditures	(1,078)	(1,076)
Additional investments in corporate-owned life insurance policies	(3)	(2)
Net cash used in investing activities	(1,081)	(1,078)
Financing activities
Repurchase of common shares to satisfy employee tax withholding	(2,902)	(1,069)
Series A convertible preferred stock issuance proceeds, net of issuance costs	—	33,969
Payment of preferred stock dividends	(1,836)	(1,117)
Principal payments under long-term obligations	(16)	(18)
Net cash (used in) provided by financing activities	(4,754)	31,765
Effect of exchange rate changes on cash	(38)	184
Net increase in cash and cash equivalents	15,942	45,955
Cash and cash equivalents at beginning of period	99,180	46,653
Cash and cash equivalents at end of period	$115,122	$92,608

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at September 30, 2021	31,607	$9,482	(7,000)	$(2,100)	$42,867	$37,412	$57	$87,718
Share-based compensation	—	—	—	—	3,794	—	—	3,794
Restricted shares issued, net	—	—	92	28	(28)	—	—	—
Shares issued upon exercise of SSARs	—	—	17	5	(5)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(4)	(1)	(192)	—	—	(193)
Net income	—	—	—	—	—	1,542	—	1,542
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	11	11
Balance at December 31, 2021	31,607	$9,482	(6,895)	$(2,068)	$46,436	$38,495	$68	$92,413

	Three Months Ended December 31, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at September 30, 2020	31,607	$9,482	(8,019)	$(2,406)	$8,151	$62,645	$52	$77,924
Share-based compensation	—	—	—	—	6,558	—	—	6,558
Restricted shares issued, net	—	—	43	13	(13)	—	—	—
Shares issued upon exercise of SSARs	—	—	10	3	(3)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(3)	(1)	(109)	—	—	(110)
Net loss	—	—	—	—	—	(2,070)	—	(2,070)
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(64)	(64)
Balance at December 31, 2020	31,607	$9,482	(7,969)	$(2,391)	$14,584	$60,116	$(12)	$81,779

	Nine Months Ended December 31, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	10,847	—	—	10,847
Restricted shares issued, net	—	—	103	31	(31)	—	—	—
Shares issued upon exercise of SSARs	—	—	626	187	(187)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(28)	(8)	(1,450)	—	—	(1,458)
Net income	—	—	—	—	—	4,496	—	4,496
Series A convertible preferred stock dividends	—	—	—	—	—	(1,377)	—	(1,377)
Unrealized translation adjustments	—	—	—	—	—	—	29	29
Balance at December 31, 2021	31,607	$9,482	(6,895)	$(2,068)	$46,436	$38,495	$68	$92,413

	Nine Months Ended December 31, 2020
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands)	Shares	Stated value	Shares	Stated value	stated value	Retained earnings	comprehensive income	Total
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	9,393	—	—	9,393
Restricted shares issued, net	—	—	2	1	(1)	—	—	—
Shares issued upon exercise of SSARs	—	—	38	12	(12)	—	—	—
Shares withheld for taxes upon exercise of stock options, SSARs or vesting of restricted shares	—	—	(12)	(3)	(287)	—	—	(290)
Net income	—	—	—	—	—	3,280	—	3,280
Series A convertible preferred stock issuance costs	—	—	—	—	—	(1,031)	—	(1,031)
Series A convertible preferred stock dividends	—	—	—	—	—	(1,117)	—	(1,117)
Unrealized translation adjustments	—	—	—	—	—	—	(213)	(213)
Balance at December 31, 2020	31,607	$9,482	(7,969)	$(2,391)	$14,584	$60,116	$(12)	$81,779

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Financial Statement Presentation

Nature of Operations

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud native SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey.

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

The Condensed Consolidated Balance Sheet as of December 31, 2021, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended December 31, 2021 and 2020, and the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020 are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Considering the currently unknown extent and duration of the COVID-19 pandemic, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply to certain of our significant accounting policies. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of December 31, 2021 and through the date of this report. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Adopted and Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, which amends Accounting Standards Codification (ASC) 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability as well as the payment terms and their impact on subsequent revenue recognized by the acquirer. The new standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We intend to adopt ASU 2021-08 during the three months ending March 31, 2022 – see Note 11, Business Combination.

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. The new standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 as of April 1, 2021 with no impact on our condensed consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $8.1 million and $24.2 million, and $7.6 million and $19.4 million for the three and nine months ended December 31, 2021 and 2020. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $31.4 million and $91.8 million, and $29.1 million and $81.4 million for the three and nine months ended December 31, 2021 and 2020, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $7.5 million and $9.1 million for the three months ended December 31, 2021 and 2020, respectively and $36.9 million and $38.1 million for the nine months ended December 31, 2021 and 2020, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.1 million and $0.1 million for the three months ended December 31, 2021 and 2020, respectively, and $2.3 million and $1.8 million for the nine months ended December 31, 2021 and 2020, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2021 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

Assets Recognized from Costs to Obtain a Contract

Sales commission expenses that would not have occurred absent the customer contracts are considered incremental costs to obtain a contract. We expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. For subscription contracts that are renewed monthly based on an agreement term, we capitalize commission expenses and amortize as we satisfy the underlying performance obligations, generally based on the contract terms and anticipated renewals. Other sales commission expenses have a period of benefit of one year or less and are therefore expensed as incurred in line with the practical expedient elected.

We had $3.1 million and $2.9 million of capitalized sales incentive costs as of December 31, 2021 and March 31, 2021, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2021, we expensed $0.6 million and $1.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.9 million, respectively. During the comparable periods ending December 31, 2020, we expensed $0.7 million and $2.0 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $1.1 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2021	March 31, 2021
Accrued liabilities:
Salaries, wages, and related benefits	$5,687	$8,454
Other taxes payable	1,989	1,796
Accrued legal settlements	—	200
Severance liabilities	7	79
Professional fees	428	97
Other	274	607
Total	$8,385	$11,233
Other non-current liabilities:
Uncertain tax positions	$1,148	$1,129
Asset retirement obligations	43	170
Employee benefit obligations	2,386	2,639
Other	70	73
Total	$3,647	$4,011

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2021	2020
Cash receipts for interest, net	$(6)	$(63)
Cash payments for income taxes, net	631	195
Cash payments for operating leases	3,676	4,039
Cash payments for finance leases	15	21
Accrued capital expenditures	1	64

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2021	2020	2021	2020
Income tax expense	$24	$182	$265	$311
Effective tax rate	1.5%	(9.6)%	5.6%	8.7%

For the three and nine months ended December 31, 2021, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the recognition of net operating losses that were offset by increased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the nine months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides, among other provisions, for the deferral of the employer-paid portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The company paid $0.9 million in deferred social security taxes during December 2021.

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

As of December 31, 2021, we have an additional operating lease that has not yet commenced of approximately $11.7 million. This operating lease will commence in fiscal year 2023 with a lease term of approximately eleven years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,542	$(2,070)	$4,496	$3,280
Series A convertible preferred stock issuance costs	—	—	—	(1,031)
Series A convertible preferred stock dividends	(459)	(459)	(1,377)	(1,117)
Net income (loss) attributable to common shareholders	$1,083	$(2,529)	$3,119	$1,132

Denominator:
Weighted average shares outstanding - basic	24,477	23,429	24,315	23,419
Dilutive SSARs	826	—	943	377
Dilutive unvested restricted shares	89	—	69	107
Weighted average shares outstanding - diluted	25,392	23,429	25,327	23,903

Income (loss) per share - basic:	$0.04	$(0.11)	$0.13	$0.05
Income (loss) per share - diluted:	$0.04	$(0.11)	$0.12	$0.05

Anti-dilutive SSARs, restricted shares and preferred shares	1,764	4,513	1,736	2,692

Basic income (loss) per share is computed as net income (loss) attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 231,199 and 204,009 of restricted shares at December 31, 2021 and 2020, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per share at the balance sheet dates.

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

The fair value of restricted share grants subject only to a service condition and performance share grants is based on the closing price of our common shares on the grant date. For stock option and SSAR grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. For restricted share and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor. We record compensation expense for restricted shares and SSAR grants subject to a service condition using the graded vesting method. We record compensation expense for SSAR grants subject only to a market condition over the derived service period, which is an output of the lattice option pricing model.

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Product development	$2,217	$3,362	$6,033	$3,773
Sales and marketing	345	666	1,011	735
General and administrative	1,277	2,602	3,758	4,804
Total share-based compensation expense	$3,839	$6,630	$10,802	$9,312

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the nine months ended December 31, 2021 for SSARs awarded under the 2020 and 2016 Plans:

	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)	(in thousands)
Outstanding at April 1, 2021	3,068,253	$20.90
Exercised	(820,341)	12.72
Forfeited	(49,750)	20.02
Expired	(246)	14.22
Outstanding at December 31, 2021	2,197,916	$23.97	4.9	$45,041
Exercisable at December 31, 2021	1,262,704	$23.54	4.7	$26,421
Vested and expected to vest at December 31, 2021	2,197,916	$23.97	4.9	$45,041

As of December 31, 2021, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $6.3 million, which is expected to be recognized over a weighted-average vesting period of 1.2 years.

As of December 31, 2021, there was no unrecognized share-based compensation expense related to non-vested market condition SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the nine months ended December 31, 2021 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2021	132,198	$37.67
Granted	108,473	43.77
Vested	(1,056)	52.29
Forfeited	(8,416)	37.66
Outstanding at December 31, 2021	231,199	$40.34

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of December 31, 2021, total unrecognized share-based compensation expense related to unvested restricted stock was $5.4 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years.

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

11. Business Combination

In December 2021, the Company entered into a definitive agreement to acquire ResortSuite Inc. (“ResortSuite”), a Canada-based fully integrated property management solutions provider focused on the complex multi-amenity and resort market. The acquisition extends our solutions to customers in the complex multi-amenity and resort market. Under the terms of the agreement, the Company agreed to pay approximately $25 million in cash consideration for all the issued and outstanding shares of ResortSuite. The Company is funding the consideration with cash on the Company’s balance sheet. The acquisition closed on January 5, 2022, with a closing payment of $22.7 million. The Company expects to record a total purchase price of approximately $25 million after payment of certain pre-closing tax liabilities. As a result of the acquisition, ResortSuite has become a wholly-owned subsidiary of Agilysys, Inc. During the three months ended December 31, 2021, we incurred immaterial acquisition-related expenses associated with the acquisition of ResortSuite, which were recorded in severance and other charges. The initial accounting for this acquisition is not complete due to the timing of the transaction and the pending measurement of assets acquired and liabilities assumed as of the January 5, 2022 acquisition date.

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

We have taken actions to mitigate the impact on our business. We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization of customer and employee events, and partially remote sales, implementation, and support activities, among other modifications. These modifications may continue to delay or reduce sales and harm productivity and collaboration. The pandemic could have an ongoing adverse impact on demand for our customers’ products and services, which in turn could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations timely, which negatively impacts our ability to recognize revenue.

While we have previously taken certain cost reduction measures, we may take further actions that alter our business operations in response to changes in the global environment. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative modern cloud native SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadia and healthcare. Agilysys offers the most comprehensive software solutions in the hospitality industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service. During recent years, Agilysys has made major R&D investments and has successfully modernized virtually all its longstanding trusted software solutions. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

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

Our strategic plan specifically focuses on:

•	Putting the customer first
•	Focusing on product innovation and development
•	Growing revenue through increased investments in sales and marketing initiatives
•	Increasing organizational efficiency and teamwork
•	Developing our employees and leaders
•	Growing revenue by improving the breadth and depth of our product set across both point-of-sale and property management applications
•	Growing revenue through international expansion

The primary objective of our ongoing strategic planning process is to create shareholder value by capitalizing on growth opportunities, remaining profitable and strengthening our competitive position within the specific technology solutions and end markets we serve. Profitability and industry leading growth will be achieved through effective management of operating expenses and sharpening the focus of our investments to concentrate on growth opportunities.

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

Results of Operations

Third Fiscal Quarter 2022 Compared to Third Fiscal Quarter 2021

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2021 and 2020:

	Three months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$8,101	$7,599	$502	6.6%
Support, maintenance and subscription services	25,136	22,846	2,290	10.0
Professional services	6,223	6,230	(7)	nm
Total net revenue	39,460	36,675	2,785	7.6
Cost of goods sold:
Products	4,400	3,660	740	20.2
Support, maintenance and subscription services	5,421	4,655	766	16.5
Professional services	4,923	4,164	759	18.2
Total cost of goods sold	14,744	12,479	2,265	18.2
Gross profit	$24,716	$24,196	$520	2.1%
Gross profit margin	62.6%	66.0%
Operating expenses:
Product development	$11,210	$12,376	$(1,166)	(9.4)%
Sales and marketing	3,943	3,327	616	18.5
General and administrative	6,804	7,509	(705)	(9.4)
Depreciation of fixed assets	495	722	(227)	(31.4)
Amortization of internal-use software	267	521	(254)	(48.8)
Severance and other charges	381	1,552	(1,171)	(75.5)
Legal settlements, net	4	-	4	nm
Operating income (loss)	$1,612	$(1,811)	$3,423	189.0%
Operating income (loss) percentage	4.1%	(4.9)%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended
	December 31,
	2021	2020
Net revenue:
Products	20.5%	20.7%
Support, maintenance and subscription services	63.7	62.3
Professional services	15.8	17.0
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.2%	10.0%
Support, maintenance and subscription services	13.7	12.7
Professional services	12.5	11.3
Total cost of goods sold	37.4%	34.0%
Gross profit	62.6%	66.0%
Operating expenses:
Product development	28.4%	33.7%
Sales and marketing	10.0	9.1
General and administrative	17.2	20.5
Depreciation of fixed assets	1.2	2.0
Amortization of internal-use software	0.7	1.4
Severance and other charges	1.0	4.2
Legal settlements, net	0.0	—
Operating income (loss)	4.1%	(4.9)%

nm - not meaningful

Net revenue. Total net revenue increased $2.8 million, or 7.6%, during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Products revenue increased $0.5 million, or 6.6%, due to higher sales and deliveries as our customers re-open their locations for business. Support, maintenance and subscription services revenue increased $2.3 million, or 10.0%, compared to the third quarter of fiscal 2021 driven by continued growth in subscription-based service revenue, which increased 24.9% during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The increase in subscription revenue is due to increased sales and implementations of our newer cloud native add-on modules. Professional services revenue was consistent with the third quarter of fiscal 2021 as customers continue to struggle with labor availability causing delay in certain projects during the quarter while complex implementations require additional time for completion.

Gross profit and gross profit margin. Our total gross profit increased $0.5 million, or 2.1%, for the third quarter of fiscal 2022 and total gross profit margin decreased from 66.0% to 62.6% driven by changes in the composition of revenue by category. Products gross profit decreased $0.2 million, or 6.0%, and products gross profit margin decreased from 51.8% to 45.7% due to a higher proportion of third-party products over proprietary software revenue. Support, maintenance and subscription services gross profit increased $1.5 million, or 8.4%, and gross profit margin decreased from 79.6% to 78.4% as certain variable costs increased ahead of related revenue. Professional services gross profit decreased $0.8 million due to delays in certain professional service projects with a decrease in gross profit margin from 33.2% to 20.9% due to an increase in costs as our implementation teams continue to hire and train new staff while project backlogs increase from ongoing sales activity and certain project delays.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, decreased $1.7 million, or 7.1%, during the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021.

Product development. Product development decreased $1.2 million, or 9.4%, in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 due to higher than usual share-based and other incentive compensation in the prior year which did not reoccur in the current fiscal year.

Sales and marketing. Sales and marketing increased $0.6 million, or 18.5%, in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 due to the return of some travel costs due to increased in-person selling activity, and higher advertising and promotions costs due to increased marketing event and trade show activity.

General and administrative. General and administrative decreased $0.7 million, or 9.4%, in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 due to higher than usual share-based compensation in the prior year which did not reoccur in the current fiscal year.

Severance and other charges. Severance, and other charges decreased $1.2 million, or 75.5%, in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 due to the absence of layoffs and significantly reduced employee terminations in fiscal 2022.

Other (Income) Expenses

	Three Months Ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other expense:
Interest income	$(10)	$(27)	$(17)	(63.0)%
Interest expense	4	9	5	nm
Other expense, net	52	95	43	(45.3)
Total other expense, net	$46	$77	$31	(40.3)%

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

Income Taxes

	Three Months Ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax expense	$24	$182	$158	nm
Effective tax rate	1.5%	(9.6)%

nm - not meaningful

For the three months ended December 31, 2021, the effective tax rate was different than the statutory rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the three months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the recognition of net operating losses that were offset by increased valuation allowance in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

Results of Operations

First Nine Months of Fiscal 2022 Compared to First Nine Months of Fiscal 2021

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2021 and 2020:

	Nine months ended
	December 31,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$24,244	$19,396	$4,848	25.0%
Support, maintenance and subscription services	72,371	65,647	6,724	10.2
Professional services	19,463	15,797	3,666	23.2
Total net revenue	116,078	100,840	15,238	15.1
Cost of goods sold:
Products	12,420	9,625	2,795	29.0
Support, maintenance and subscription services	15,184	13,515	1,669	12.3
Professional services	14,634	11,802	2,832	24.0
Total cost of goods sold	42,238	34,942	7,296	20.9
Gross profit	$73,840	$65,898	$7,942	12.1%
Gross profit margin	63.6%	65.3%
Operating expenses:
Product development	$34,074	$28,900	$5,174	17.9%
Sales and marketing	10,418	8,278	2,140	25.9
General and administrative	20,330	18,446	1,884	10.2
Depreciation of fixed assets	1,609	2,160	(551)	(25.5)
Amortization of intangibles	1,077	1,490	(413)	(27.7)
Severance and other charges	1,187	2,762	(1,575)	(57.0)
Legal settlements, net	371	50	321	nm
Operating income	$4,774	$3,812	$962	(25.2)%
Operating income percentage	4.1%	3.8%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine months ended
	December 31,
Net revenue:	2021	2020
Products	20.9%	19.2%
Support, maintenance and subscription services	62.3	65.1
Professional services	16.8	15.7
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	10.7%	9.5%
Support, maintenance and subscription services	13.1	13.5
Professional services	12.6	11.7
Total cost of goods sold	36.4%	34.7%
Gross profit	63.6%	65.3%
Operating expenses:
Product development	29.4%	28.7%
Sales and marketing	9.0	8.2
General and administrative	17.5	18.3
Depreciation of fixed assets	1.4	2.1
Amortization of intangibles	0.9	1.5
Severance and other charges	1.0	2.7
Legal settlements, net	0.3	0.0
Operating income	4.1%	3.8%

Net revenue. Total net revenue increased $15.2 million, or 15.1%, during the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. Products revenue increased $4.8 million, or 25.0%, due to higher sales and deliveries as our customers re-open their locations for business. Support, maintenance and subscription services revenue increased $6.7 million, or 10.2%, compared to the first nine months of fiscal 2021 driven by continued growth in subscription-based service revenue, which increased 26.2% during the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. Professional services revenue increased $3.7 million, or 23.2%, due to higher sales and service activity as our customers re-open their locations for business.

Gross profit and gross profit margin. Our total gross profit increased $7.9 million, or 12.1%, for the first nine months of fiscal 2022 and total gross profit margin decreased from 65.3% to 63.6% driven by changes in the composition of revenue by category. Products gross profit increased $2.1 million, or 21.0%, compared to the first nine months of fiscal 2021 and products gross profit margin decreased from 50.4% to 48.8% due to a higher proportion of third-party products over proprietary software revenue. Support, maintenance and subscription services gross profit increased $5.1 million, or 9.7%, and gross profit margin decreased from 79.4% to 79.0% as certain variable costs increased ahead of related revenue. Professional services gross profit increased $0.8 million, or 20.9%, due to the increase in professional service projects as customers continue to re-open their locations. Professional services gross profit margin decreased from 25.3% to 24.8% due to continued hiring and training of new staff to meet increasing project backlogs from ongoing sales activity and certain project delays.

Operating expenses

Operating expenses, excluding legal settlements, severance and other charges, increased $8.2 million, or 13.9%, during the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021.

Product development. Product development increased $5.2 million, or 17.9%, in the first nine months of fiscal 2022 due to restored base pay and employee benefits as well as higher share-based compensation.

Sales and marketing. Sales and marketing increased $2.1 million, or 25.9%, in the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021 due to restored base pay and employee benefits, increased share-based compensation, a return of some travel costs due to increased in-person selling activity, and higher advertising and promotions costs due to increased marketing event and trade show activity.

General and administrative. General and administrative increased by $1.9 million, or 10.2%, in the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021 due to restored base pay and employee benefits, and higher internal system subscription costs.

Severance and other charges. Severance, and other charges decreased $1.6 million in the first nine months of fiscal 2022 due to layoffs and other employee terminations during the first nine months of fiscal 2021 that did not re-occur during the first nine months of fiscal 2022.

Legal settlements, net. Legal settlements, net increased $0.3 million in the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021 due to settlement of a lawsuit involving a former employee; no further activity is expected on this matter.

Other (Income) Expenses

	Nine Months Ended December 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other expense:
Interest income	$(45)	$(76)	$(31)	(40.8)%
Interest expense	5	13	8	nm
Other expense, net	53	284	231	nm
Total other expense, net	$13	$221	$208	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in certificates of deposit, commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense. Other expense consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Nine Months Ended
	December 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax expense	$265	$311	$46	nm
Effective tax rate	5.6%	8.7%

nm - not meaningful

For the nine months ended December 31, 2021, the effective tax rate was different than the statutory tax rate due primarily to the recognition of net operating losses as deferred tax assets in the U.S. and certain foreign jurisdictions, which were offset by increases in the valuation allowance, certain foreign and state tax effects and other U.S. permanent book to tax differences. For the nine months ended December 31, 2020, the effective tax rate was different than the statutory tax rate due primarily to the utilization of net operating losses that were offset by decreases in the valuation allowances in the U.S, certain foreign and state tax effects and other U.S. permanent book to tax differences.

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

Liquidity and Capital Resources

Overview

Our operating cash requirements consist primarily of working capital needs, operating expenses, capital expenditures and payments on indebtedness outstanding, which primarily consists of lease obligations and preferred stock dividends.

At December 31, 2021, 100% of our cash and cash equivalents, of which 95% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including money market funds and commercial paper with original maturity from the date of acquisition of three months or less. We believe credit risk is limited with respect to our cash and cash equivalents balances.

As of December 31, 2021, and March 31, 2021, our total debt was approximately $0.1 million, comprised of finance lease obligations in both periods.

We believe that cash flow from operating activities, cash on hand of $115.1 million as of December 31, 2021 and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements including the acquisition of ResortSuite, which is expected to total approximately $25 million of which Agilysys paid $22.7 million in January 2022.

Cash Flow

	Nine Months Ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$21,815	$15,084
Investing activities	(1,081)	(1,078)
Financing activities	(4,754)	31,765
Effect of exchange rate changes on cash	(38)	184
Net increase in cash and cash equivalents	$15,942	$45,955

Cash flow provided by operating activities. Cash flow provided by operating activities was $21.8 million in the first nine months of fiscal 2022. The provision of cash was due to cash-based earnings of $17.6 million, adjusted for non-cash expenses of $13.1 million including loss on disposal of property & equipment, depreciation, amortization, and share-based compensation, and an increase of $4.2 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow (used in) provided by financing activities. During the first nine months of fiscal 2022, the $4.8 million used in financing activities consisted primarily of $2.9 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.8 million in preferred stock dividends. During the first nine months of fiscal 2021, the $31.8 million provided by financing activities consisted primarily of $34.0 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $1.1 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.1 million in preferred stock dividends.

Contractual Obligations

As of December 31, 2021, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the nine months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGILYSYS, INC.

Date:	January 27, 2022	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)