Form 10-K
period 2022-03-31
AGILYSYS INC
filed 2022-05-23
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission file number 0-5734

AGILYSYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-0907152
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1000 Windward Concourse, Suite 250, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 810-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	AGYS	The NASDAQ Stock Market LLC

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company		☐

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

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2021 was $830,215,081.

As of May 13, 2022, 24,737,022 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2022

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

Part I

Item 1. Business.

Overview

Agilysys has been driving hospitality software innovations for more than 40 years, delivering cloud-native SaaS and on-premise ready guest-centric technology solutions for gaming, hotels, resorts and cruise lines, corporate foodservice management, restaurants, universities, stadiums and healthcare. Agilysys offers the most comprehensive software solutions in the hospitality industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service and recent investments in research and development, having modernized virtually all its longstanding trusted software solutions. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific and India with headquarters located in Alpharetta, GA.

The Company has just one reportable segment serving the global hospitality industry.

Our principal executive offices are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2022 refers to the fiscal year ended March 31, 2022.

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

We converted to a Delaware corporation in February 2022.

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

Products, Support and Professional Services

We are a leading developer and marketer of software-enabled solutions and services to the hospitality industry, including software solutions fully integrated with third party hardware and operating systems; support, maintenance and subscription services; and professional services. Areas of specialization are point of sale, property management, and a broad range of solutions that support the ecosystem of these core solutions.

We present revenue and costs of goods sold in three categories:

•
Products (hardware and software)
•
Support, maintenance and subscription services
•
Professional services

Total revenue for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2022	2021	2020
Products	$35,956	$26,714	$44,230
Support, maintenance and subscription services	98,958	88,565	83,680
Professional services	27,722	21,897	32,847
Total	$162,636	$137,176	$160,757

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

Support, Maintenance and Subscription Services: Technical software support, software maintenance and software subscription services are a significant portion of our consolidated revenue and typically generate higher profit margins than products revenue. Growth has been driven by a strategic focus on developing and promoting end-to-end solutions while market demand for innovative new products addressing specific hospitality needs continues to reinforce this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on premise and in the cloud.

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

Our technology platform is aimed at transitioning our product and services offerings to better address the needs of hospitality operators as they focus on building better connections with guests before, during and post-visit. We offer an end-to-end solution that helps our customers improve the guest experience, optimize staff efficiency, increase top-line performance and reduce operating costs, which leads to opportunities for higher profitability. Our integrated yet modular products allow hospitality operators to recruit and retain customers into their facilities, increase their wallet share from each guest and improve the overall experience throughout the entire guest journey – from the initial customer touch point through post-visit interactions.

With our omni-channel suite of software products, we are uniquely positioned to offer solutions that allow customers to adhere to social distancing guidelines, offer contactless solutions at every point of the guest journey, and maximize operational efficiency all while providing an improved guest experience.

Point of Sale (POS) Solutions:

Agilysys POS solution suite allows customers to provide their guests with an omni-channel experience within their property. Guests are empowered to create their own experiences through ordering from a mobile device or walking up to a self-service kiosk, but also providing for a more traditional experience with staff by interacting with a cashier or bar, or having a server come to them. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise-grade back-office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory management and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

Agilysys InfoGenesis® POS is an award-winning point of sale solution that combines a fast, intuitive and highly customizable terminal application with powerful, flexible reporting and configuration capabilities in the back office management portal. The system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. InfoGenesis supports a wide range of POS devices from traditional POS terminals to iPads, Android tablets and mobile phones, allowing customers to seamlessly deploy a mix of POS experiences based upon guest and server requirements. The system’s detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Engineered for all regions of the world, the InfoGenesis POS solution suite offers a multinational set of features, including language, currency and local fiscal reporting, coupled with a robust enterprise management capability enabling the largest global customers to efficiently run their businesses. With a foundation platform of modern integration APIs, the solution is also capable of integrating with a variety of ancillary applications allowing our customers to keep their entire technology estate. InfoGenesis POS is available as a cloud-based or on-premise solution.

Agilysys IG Flex is a mobility solution that offers full point of sale functionality on a Windows tablet in 6, 8, or 10” form factors. It provides a sleek, modern alternative to traditional point of sale installations and can be used as a slim fixed terminal or as a convertible mobile POS simply by removing the tablet from its base.

Agilysys IG KDS is a digital kitchen management solution that integrates with InfoGenesis, IG Buy® Kiosk and IG OnDemand to deliver staff and customer-originated orders to the kitchen for preparation. Custom attributes such as guest phone number, name, guest location or packaging instructions can be provided on each incoming order so the order can be fulfilled promptly to guests. Guests can optionally be notified of order completion via an order status monitor (OSM) or via text message.

Agilysys IG Buy is an enterprise-class self-service, customer-facing kiosk point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as buffets, grab ‘n go, corporate cafeterias and food courts. Its flexibility supports a variety of operational workflows, such as “order and pay”, “order only”, “pay at cashier” and “self-check-out,” and integrates with a variety of property management, casino management and loyalty systems. IG Buy Kiosk is currently deployed at more than 270 customer sites across the country, including corporate cafeterias at a top five U.S. bank, a top 40 U.S. law firm, one of the nation’s largest technology manufacturers, and at a national financial services firm.

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

Agilysys IG OnDemand Full Service is a complete contactless self-service F&B ordering solution that offers an intuitive guest-facing order and pay experience. IG OnDemand allows guests to place and pay for orders using their own device - phone, tablet, laptop – for pick-up or delivery orders, as well as for a tableside order and pay experience. It supports ordering for multiple guests at a table over the course of a meal using their own devices making the ordering process touchless while freeing up staff to spend more time with guests. The result is dramatically increased revenue opportunities and more chances to enhance guest service.

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

Agilysys Visual One® PMS is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete hospitality solution expanding beyond traditional PMS solutions enabling the resort to run its end-to-end operations, including front desk, housekeeping, maintenance, accounting, and condo owner management, with tight integration to Agilysys Sales & Catering, Spa, Golf, and Activities. Visual One provides an integrated solution with interfaces to leading global distribution systems, casino management systems, hospitality automation and our other products.

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

Virtual Check-in and Check-out Solutions

Today’s hotels cater to guests with high expectations when it comes to technological efficiency. An emerging trend in the hotel industry that has accelerated in the COVID-19 environment where social distancing is often the norm, is the ability for guests to check themselves in or out of their room without interacting with the front desk. To that end, we offer software modules that enable this approach and are fully integrated with our core PMS solutions.

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

rGuest Book is a commission-free, easy-to-use reservation system that’s designed to move guests effortlessly through the booking process of hotel rooms, spa appointments and golf tee times for a single guest itinerary. The solution allows booking of one or more rooms and is seamlessly connected with our core PMS solutions to provide a flawless experience for guests and hotel operators. rGuest Book is the only booking engine in the market that seamlessly integrates with the core primary gaming system and allows for casino operators to enable their patrons to self-book their entitlements resulting in increased guest satisfaction and reduced operational expenses. The solution also allows operators to capture increased revenue through add-ons and upsells of premium rooms.

rGuest Service is our integrated service optimization platform that allows our customers to provide an integrated hospitality experience for their guests while driving greater operational efficiency by connecting departments across the hotel – front desk, house-keeping, concierge, maintenance, bell desk, food runners, wait staff, etc. The rGuest service platform provides a unified communication and messaging service for guest and staff interaction as well as internal staff interaction. Apart from providing the functionality for managing back of house operations like house-keeping, engineering and maintenance, the rGuest service platform proactively tracks events and exceptions that take place in the hotel or resort and drive targeted action to ensure high level of guest satisfaction at all times.

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

Agilysys Seat solution is a guest-centric reservation and wait list management solution that helps operators to book any venue. The solution allows operators to manage restaurant, cabana and auditorium reservations. With an innovative doll house view approach, patrons have the ability to select and book a specific seat in a restaurant or a specific cabana on a pool deck online. With built in price yielding capabilities, rGuest Seat allows operators to maximize revenue opportunities for various locations. Using the built-in guest management system, operators can build guest profiles and provide a superior experience while driving repeat guests.

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

Agilysys Digital Marketing provides a flexible hospitality marketing automation solution supporting guest email and SMS marketing communications through event and campaign-based rules. Marketers can segment guests by type or other criteria and send context-related communications at time of reservation, check-in, check-out or by marketing campaign types. Digital email campaigns allow users an inexpensive way to stay connected to their guest throughout the guest journey. The result is increased return visits and improved revenue from targeted offers based upon guest segment and journey stage.

Agilysys Retail is our basic POS solution to support retail item sales in spas, gift shops or pro-shops that don’t need a full enterprise POS system. Easily setup and track inventory, sell items as part of other services, and consolidate it all on the guest folio.

Agilysys Central Reservations provides a single sign-on across multiple customer properties that allows staff to view guest profiles, trips, room availability across properties, make/modify/transfer reservations, scan property offers and rates, and more. The result is improved central reservations efficiency, increased revenue from cross-property sales and upsells, and superior guest service.

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

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry. Our products have been enabling mission-critical core hospitality operations for more than four decades. Our software solutions are required to run the operations of the hospitality business and designed to drive substantial customer benefits through increased revenue, improved operational efficiency, enhanced guest experience and improved employee morale. In addition, many of our solutions enable social distancing capabilities for our customers. Our innovative software solutions described above have been purpose-built to serve the unique needs of the following hospitality verticals: casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. We operate across North America, Europe, Asia-Pacific and India with headquarters located in Alpharetta, GA.

Some verticals we serve continue to face uncertainties with the COVID-19 pandemic. As more people receive vaccinations and pandemic-related restrictions continue to ease, the markets we serve are recovering and re-opening to their customers. The long-term outlook remains strong and we expect the momentum from the three years preceding the pandemic to continue building with a growing focus on social distancing and mobile applications. Prior to COVID-19, we estimated our total addressable market to be approximately $4.8 billion in annual recurring revenue opportunity. While the size of the opportunity might face pressure in an economic downturn, we feel it is still in the billions of dollars and we are only a fraction of that size. We continue to feel good about our opportunity to win market share given our relative competitive strength in the industry.

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

Human Capital

As of March 31, 2022, we employed approximately 1,400 employees, with approximately 63%, 30%, 3%, 3%, and 1% of our employees located in India, the United States, APAC, Canada, and EMEA, respectively. We consider our relationship with our employees to be good and a critical factor in our success.

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

We are committed to providing our employees with an environment free of discrimination, harassment and workplace violence. We make all benefit and employment-related decisions in compliance with established equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws. All employees, directors, independent contractors, and other parties who work with Agilysys are expected to create a working environment where everyone is respected, regardless of individual differences. We believe that each of our employees' individual character, virtues, and individual experiences will leverage our ability to attract and retain quality employees, customers, and suppliers.

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

We compete with other full-service providers that sell and service bundled POS and PMS solutions comprised of hardware, software, support, subscription and services. These companies, some of which are much larger than we are, include Oracle Corp., Shiji,

Amadeus IT Group and Infor. We also compete with smaller software companies like Maestro. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

Markets, Competition, and Operations

Our business is impacted by changes in macroeconomic and/or global conditions.

Because we conduct our business internationally, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), political unrest, armed conflicts (such as the 2022 Russian invasion of Ukraine), natural disasters, or outbreaks of disease (such as the COVID-19 pandemic) may impact our business. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; cause customers not to pay us; or to delay payment for previously purchased products and services.

For example, our business is impacted by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. As discussed below under “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time,” our performance has been affected by these conditions associated with COVID-19 and could be further materially affected going forward if these conditions continue for an additional extended period or in other circumstances that we are unable to foresee or mitigate. Even after COVID-19 subsides, our business, markets, growth prospects and business model could be materially impacted or altered as a result of adverse changes in travel and leisure activities.

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

The global spread and unprecedented impact of COVID-19 has resulted in disruption to our business, the hospitality industry and the global economy. The COVID-19 pandemic has led government and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. Even as these restrictions have been relaxed in many parts of the world, including across the United States, they remain effective in other parts of the world and have frequently been re-imposed in many locations after having been relaxed as a result of additional outbreaks. As a result, the COVID-19 pandemic and its consequences have significantly reduced demand for gaming, hotels, resorts, cruises, corporate foodservice, restaurants, university cafeterias, and stadiums and have had a material detrimental impact on global commercial activity across these hospitality industries that we serve, and in some cases, has caused the closure of our customers’ businesses. Business closures have resulted in our inability to complete certain implementations and negatively impacted our ability to recognize revenue.

We saw an improvement in the overall business environment and the hospitality market we serve during the second half of our fiscal 2021 (the year ended March 31, 2021) that continued through our fiscal 2022 as our customers re-opened their locations for business and our suppliers resumed operations that had been closed or reduced due to the pandemic. Based on the improved business environment and our financial performance, we have resumed certain levels of spending; however, we will continue to assess spending activity as the facts and circumstances surrounding the pandemic evolve. Any resulting cost controls may have an adverse impact on our business, particularly if they remain in place for an extended period. As the pandemic has evolved, we have also adapted our pandemic response based on the conditions of the locations in which we and our customers and suppliers operate. We expect to incur additional costs to the extent we further resume business-related travel and our employees return to our office locations, the timing and extent of which remains undetermined at this time. We expect the office activity will vary significantly from region to region based on factors such as the availability of vaccines and the spread and overall impact of any new virus variants.

Notwithstanding the recovery in the business environment since the early part of the pandemic, given the uncertainty associated with the pandemic, our ability to predict how it will impact our business, financial condition, liquidity, and financial results in future periods is limited.

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

Our future success depends on our ability to execute on growth or strategic initiatives, properly manage investments in our business and operations, and enhance our existing operations and infrastructure.

Our success also depends on our ability to execute on other growth or strategic initiatives we are pursuing. A key element of our long-term strategy is to continue to invest in and grow our business and operations, both organically and through acquisitions.

Investments in new markets, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate.

However, such investments and efforts present challenges and risks and may not be successful (financially or otherwise), especially in new areas in which we have little or no experience, and even if successful, may negatively impact our profitability in the short-term. To be successful in such efforts, we must be able to properly allocate limited investment funds and other resources, prioritize among opportunities, balance the extent and timing of investments with the associated impact on profitability, balance our focus between new areas and the servicing of our existing customers, capture efficiencies and economies of scale, and compete in the new areas, or with the new solutions, in which we have invested.

Our success also depends on our ability to effectively and efficiently enhance our existing operations. Our existing infrastructure, systems, security, processes, and personnel may not be adequate for our current or future needs. System upgrades or new implementations can be complex, time-consuming, and expensive and we cannot assure you that we will not experience problems during or following such implementations, including among others, potential disruptions in our operations or financial reporting.

If we are unable to properly execute on growth initiatives, manage our investments, and enhance our existing operations and infrastructure, our results of operations and market share may be materially adversely affected.

Our dependence on certain strategic partners makes us vulnerable to the extent we rely on them.

We rely on a concentrated number of suppliers for the majority of our hardware and for certain software and related services needs. We do not have long term agreements with many of these suppliers. If we can no longer obtain these hardware, software or services needs from our major suppliers due to mergers, acquisitions or consolidation within the marketplace, material changes in their partner programs, their refusal to continue to supply to us on reasonable terms or at all, and we cannot find suitable replacement suppliers, it may have a material adverse impact on our future operating results and gross margins.

For certain products and services, including our cloud hosting operations, we rely on third-party providers, which may create significant risk exposure for us.

We maintain relationships with third parties to provide certain services to us or to our customers, including cloud hosting and other cloud-based services. We make contractual obligations to customers based on these relationships and, in some cases, also entrust these providers with both our own sensitive data as well as the sensitive data of our customers (that may include sensitive guest data). If these third-party providers do not perform as expected or encounter service disruptions, cyber-attacks, data breaches, or other difficulties, we or our customers may be materially and adversely affected, including, among other things, by facing increased costs, potential liability to customers, guests, or other third parties, regulatory issues, and reputational harm. If it is necessary to migrate these services to other providers because of poor performance, security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time, expense, or exposure to us, any of which could materially adversely impact our business.

We also purchase hardware and technology, in some cases, by or from companies that may compete with us or work with our competitors. While we endeavor to use larger, more established providers wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of new or unique technologies that we have not developed internally, or in an effort to benefit our margins.

If any of these providers experience financial, operational, or quality assurance difficulties, or if any cease production, or there is any other disruption in the services we or our customers receive, including as a result of the acquisition of a supplier or partner by a competitor, macroeconomic issues like those described above (such as the COVID-19 pandemic or the 2022 Russian invasion of Ukraine), or otherwise, we will be required to locate and migrate to alternative sources or providers, to internally develop the applicable technologies, to redesign our products, or to remove certain features from our products or to reduce our service levels, any of which would likely increase our expenses, create delays, or negatively impact our revenues. Although we strive to establish contractual protections with key providers, such as source code escrows, warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

If we cannot retain and recruit qualified personnel, or if labor costs continue to rise, our ability to operate and grow our business may be impaired and our financial results may suffer.

We depend on the services of our management and employees to continuously run and grow our business. To grow successfully, we must retain existing employees and attract new qualified employees, including in growth areas we may enter. Retention is an industry challenge given the competitive technology labor market, especially with the remote work options brought on by the COVID-19 pandemic. As we grow, we must also enhance and expand our workforce to execute on new and larger opportunities and challenges. The market for qualified personnel is competitive in the geographies in which we operate and may be limited especially in technology areas. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. Remote employment arrangements also come with challenges, including with respect to collaboration, training, and corporate culture, especially at a significant scale. If we are unable to attract and retain qualified personnel when and where they are needed or to manage effectively our remote workforce, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance our investments in personnel with revenues, our profitability may be adversely affected.

While the market for talent in our industry has been competitive for many years, in recent quarters, the labor market has become even tighter, increasing the difficulty and lead time in filling open positions with qualified candidates. Ongoing labor shortages or increasing labor costs could negatively impact our financial condition, results of operations, or cash flows, especially if rising costs outpace our revenue growth.

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

We have international offices in Canada, the United Kingdom, China, Hong Kong, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs, enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; currency fluctuations; and political and economic instability abroad.

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

Regulatory Matters, Data Privacy, Information Security, and Product Functionality

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

While we do not believe that our products and services infringe any patents or other intellectual property rights, from time to time, we receive claims that we have infringed the intellectual property rights of others. For example, on April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between the devices. Although on May 11, 2022, judgement was entered for us and against Ameranth on all claims in that suit, Ameranth has pending appeals that may affect the judgement.

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

Because our customer base is concentrated in the hospitality industry, our business and sales are largely dependent on the health of that industry, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality industry, such as those resulting from the impact of COVID-19, as discussed above, could disproportionately impact our revenue, as customers may exit the industry or delay, cancel or reduce planned expenditures for our products. For additional information regarding the potential impact of COVID-19 on our business, see “COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time” above for additional information.

Consolidation in the gaming and other hospitality industries could adversely affect our business.

Customers that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. The hospitality industry has experienced recent consolidations, including the hotel and gaming sectors of the industry. Although recent consolidations in the hospitality industry have not materially adversely affected our business, there is no assurance that future consolidations will not have such affect. For example, if one of our current customers merges or consolidates with a company that relies on another provider’s products or services, it could decide to reduce or cease its purchases of products or services from us, which could have an adverse effect on our business.

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

Risks Relating to Our Finances and Capital Structure

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

As of March 31, 2022, we had $32.8 million and $20.2 million of goodwill and intangible assets, net, respectively, on our Consolidated Balance Sheets. We review our goodwill and intangible assets for impairment on at least an annual basis. As of March 31, 2020, we determined the net realizable value of intangible assets consisting of capitalized software development costs for certain solutions within our rGuest suite of products no longer exceeded their carrying value, and as a result, recorded non-cash impairment charges of $22.0 million. The impact of the COVID-19 pandemic on the hospitality industry resulted in significantly lower sales and cash flow projections for the related rGuest solutions after evaluating the Company’s strategy for market development and continued costs to support the software. As a result, we recorded impairment charges to reduce the net realizable value of the related assets to zero. Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill or other intangible assets in the future.

We have incurred losses in recent years, and we may continue to incur losses in the future.

We have incurred operating losses in recent years, and we may continue to incur losses in the future as we continue to invest in our products. Our lack of consistent profitability limits the resources available to us to invest in developing new products, product upgrades and services and otherwise in improving business operations.

Our stock has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended March 31, 2022, the trading price of our common stock ranged from a high close of $58.45 to a low close of $35.31. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

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
•
our ability to market new and enhanced solutions on a timely basis; and
•
any major change in our board or management; general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

On May 22, 2020, we sold $35 million of preferred stock with a 5.25% cumulative dividend and convertible into common stock at a conversion price of $20.1676 per share. Dilution upon the conversion of the preferred stock in the future may negatively impact the price of our common stock.

Additionally, our ownership base has been and may continue to be concentrated in a few shareholders, which could increase the volatility of our common share price over time.

We may encounter risks associated with maintaining large cash balances.

While we have attempted to invest our cash balances in investments we considered to be relatively safe, we nevertheless confront credit and liquidity risks. Bank failures could result in reduced liquidity or the actual loss of money held in deposit accounts in excess of federally insured amounts, if any.

Other Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Alpharetta, Georgia where we lease approximately 33,000 square feet of office space. In addition, we lease approximately 33,000 square feet of office space in Las Vegas, Nevada, 30,000 square feet of office space in Bellevue, Washington, of which we sublease 22,000 square feet to a third party, 5,000 square feet of office space in Santa Barbara, California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 101,000 square feet of office space in Chennai, India, 7,000 square feet in Toronto, Canada, and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe that our current facilities and office space are sufficient to meet our needs and do not anticipate any difficulty securing additional space as needed.

Item 3. Legal Proceedings.

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. This judgment was affirmed by the U.S. Court of Appeals for the Federal Circuit in November 2019 with respect to all claims except for two, which were not asserted against Agilysys, and Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. In December 2021, the District Court denied Ameranth’s motion to assert additional claims against the defendants. In March 2022, the District Court granted summary judgment in favor of the defendants still facing the remaining claims. Subsequently, Ameranth appealed the grant of summary judgment with the U.S. Court of Appeals for the Federal Circuit. Although on May 11, 2022, judgement was entered for us and against Ameranth on all claims in that suit, Ameranth has pending appeals that may affect the judgement.

At this time, we are not able to predict the outcome of Ameranth’s pending appeal on their claims against us, or any possible monetary exposure associated with the lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Stock Market LLC under the symbol “AGYS”. As of May 13, 2022, there were 1,343 registered holders of our common shares, without par value.

Dividends

We did not pay dividends in fiscal 2022 or 2021 on our common stock and are unlikely to do so in the foreseeable future. We pay preferred stock dividends as described in Note 14, Preferred Stock, to our Consolidated Financial Statements under Item 8 of this Annual Report. The current practice of the Board of Directors is to retain any available earnings for use in the operations and growth of our business, both organically and through acquisitions.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2017 through March 31, 2022. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

Comparison of 5 Year Cumulative Total Return
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Agilysys, Inc.
Russell 2000
7373 - Computer Integrated Systems Design

INDEXED RETURNS

		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2017	2018	2019	2020	2021	2022
Agilysys, Inc.	$100.00	$126.14	$224.02	$176.72	$507.51	$422.01
Russell 2000	$100.00	$111.79	$114.09	$86.72	$168.96	$159.19
Peer Group	$100.00	$115.62	$120.30	$115.48	$151.21	$164.88

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved]

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

Overview

Recent Developments

COVID-19 Pandemic

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. COVID-19 has had a significant impact on our business during the year ended March 31, 2022. The extent to which COVID-19 will continue impacting our financial condition and results of operations remains uncertain and depends on various factors, including the ongoing or recurring impact on our customers, partners, and suppliers and on the operation of the global markets in general. Because an increasing portion of our business is based on a subscription model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

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

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native SaaS and on-premise guest-centric technology solutions for gaming, hotels, resorts and cruise, corporate foodservice management, restaurants, universities, stadiums and healthcare. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service. During recent years, Agilysys has made major investments in R&D and has successfully modernized virtually all its longstanding trusted software solutions. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

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
•
Growing revenue by improving the breadth and depth of our product set across both point-of-sale and property management applications
•
Growing revenue through international expansion

The primary objective of our ongoing strategic planning process is to create shareholder value by capitalizing on growth opportunities, increasing profitability and strengthening our competitive position within the specific technology solutions and end markets we serve. Profitability and industry leading growth will be achieved through tighter management of operating expenses and sharpening the focus of our investments to concentrate on growth opportunities that offer the highest returns.

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

Results of Operations

Fiscal 2022 Compared with Fiscal 2021

Net Revenue and Operating Income (Loss)

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2022 and 2021:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$35,956	$26,714	$9,242	34.6%
Support, maintenance and subscription services	98,958	88,565	10,393	11.7%
Professional services	27,722	21,897	5,825	26.6%
Total net revenue	162,636	137,176	25,460	18.6%
Cost of goods sold:
Products	19,251	13,506	5,745	42.5%
Support, maintenance and subscription services	21,141	17,985	3,156	17.5%
Professional services	20,712	16,309	4,403	27.0%
Total cost of goods sold	61,104	47,800	13,304	27.8%
Gross profit	$101,532	$89,376	$12,156	13.6%
Gross profit margin	62.4%	65.2%
Operating expenses:
Product development	$46,332	$55,345	$(9,013)	(16.3)%
Sales and marketing	14,730	14,196	534	3.8%
General and administrative	27,734	33,273	(5,539)	(16.6)%
Depreciation of fixed assets	2,210	2,832	(622)	(22.0)%
Amortization of internal-use software and intangibles	1,654	1,959	(305)	(15.6)%
Severance and other charges	1,584	2,529	(945)	(37.4)%
Legal settlements	969	200	769	nm
Operating income (loss)	$6,319	$(20,958)	$27,277	nm
Operating income (loss) percentage	3.9%	(15.3)%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2022	2021
Net revenue:
Products	22.1%	19.5%
Support, maintenance and subscription services	60.8	64.6
Professional services	17.1	15.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.8%	9.8%
Support, maintenance and subscription services	13.0	13.1
Professional services	12.8	11.9
Total net cost of goods sold	37.6%	34.8%
Gross profit	62.4%	65.2%
Operating expenses:
Product development	28.4%	40.4%
Sales and marketing	9.1	10.3
General and administrative	17.1	24.4
Depreciation of fixed assets	1.4	2.1
Amortization of internal-use software and intangibles	1.0	1.4
Severance and other charges	1.0	1.8
Legal settlements	0.5	0.1
Operating income (loss)	3.9%	(15.3)%

Net revenue. Total revenue increased $25.5 million, or 18.6%, in fiscal 2022 compared to fiscal 2021. Products revenue increased $9.2 million, or 34.6%, due to higher sales and deliveries as our customers re-open their locations for business. Support, maintenance and subscription services revenue increased $10.4 million, or 11.7%, driven by continued growth in subscription-based revenue, which increased 28.0% in fiscal 2022 compared to fiscal 2021. Professional services revenue increased $5.8 million, or 26.6%, due to higher sales and service activity as our customers shift their focus to implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $12.2 million, or 13.6%, in fiscal 2022 and total gross profit margin decreased from 65.2% to 62.4%. Products gross profit increased $3.5 million and gross profit margin decreased from 49.4% to 46.5% due to a higher proportion of third-party products over proprietary software revenue. Support, maintenance and subscription services gross profit increased $7.2 million and gross profit margin decreased from 79.7% to 78.6% as certain variable costs increased ahead of related revenue. Professional services gross profit increased $1.4 million and gross profit margin decreased slightly from 25.5% to 25.3% due to continued hiring and training of new staff to meet increasing project backlogs from ongoing sales activity and certain project delays.

Operating expenses

Operating expenses, excluding the charges for legal settlements, severance and other charges, decreased $14.9 million, or 13.9%, in fiscal 2022 compared with fiscal 2021. As a percent of total revenue, operating expenses have decreased 21.5% in fiscal 2022 compared with fiscal 2021.

Product development. Product development includes all expenses associated with research and development. Product development decreased $9.0 million, or 16.3%, during fiscal 2022 as compared to fiscal 2021 due to an increase of $4.4 million in payroll and other operating expenses as we continue to manage market compensation pressures offset by a decrease in share-based compensation expense of $13.4 million due to significant charges resulting from accelerated vesting of stock-settled appreciation rights (SSARs) upon their market condition satisfaction in February 2021.

Sales and marketing. Sales and marketing increased $0.5 million, or 3.8%, in fiscal 2022 compared with fiscal 2021 due to an increase of $3.4 million in payroll, travel, advertising, promotion and other operating expenses as we invest in our sales and marketing teams and return to travel for in-person selling and increased marketing event and trade show activity offset by a decrease in share-based compensation expense of $2.9 million due to significant charges resulting from the accelerated vesting of SSARs upon their market condition satisfaction in February 2021.

General and administrative. General and administrative decreased $5.5 million, or 16.6%, in fiscal 2022 compared to fiscal 2021 due to an increase of $3.7 million in payroll and other expenses after restoring base pay, employee benefits and various operational activities offset by a decrease in share-based compensation expense of $9.2 million due to significant charges resulting from the accelerated vesting of SSARs upon their market condition satisfaction in February 2021.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.6 million or 22.0% in fiscal 2022 as compared to fiscal 2021 due to an increased level of assets with shorter useful lives.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles decreased $0.3 million or 15.6% in fiscal 2022 as compared to fiscal 2021 due to a lower unamortized cost base following the impairment of intangibles in fiscal 2020.

Severance and other charges. Severance and other charges decreased $0.9 million due to a significant reduction in employee terminations during fiscal 2022 compared to fiscal 2021.

Legal settlements. Legal settlements increased $0.8 million during fiscal 2022 compared to fiscal 2021 due to an increase in settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other (income) expense:
Interest (income)	$(59)	$(107)	$(48)	44.9%
Interest expense	12	20	8	40.0%
Other (income) expense, net	(145)	338	483	nm
Total other (income) expense, net	$(192)	$251	$443	nm

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense, net. Other expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax expense (benefit)	$33	$(208)	$(241)	nm
Effective tax rate	0.5%	1.0%

nm – not meaningful

For fiscal 2022, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets including increases in valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Because of our losses in prior periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences and have recorded a valuation allowance substantially offsetting our deferred tax assets. At March 31, 2022, we had $196.3 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $42.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $166.8 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2023 through 2041.

Fiscal 2021 Compared to Fiscal 2020

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2021 and 2020:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2021	2020	$	%
Net revenue:
Products	$26,714	$44,230	$(17,516)	(39.6)%
Support, maintenance and subscription services	88,565	83,680	4,885	5.8%
Professional services	21,897	32,847	(10,950)	(33.3)%
Total net revenue	137,176	160,757	(23,581)	(14.7)%
Cost of goods sold:
Products, inclusive of developed technology amortization	13,506	36,427	(22,921)	(62.9)%
Support, maintenance and subscription services	17,985	19,248	(1,263)	(6.6)%
Professional services	16,309	24,130	(7,821)	(32.4)%
Total cost of goods sold	47,800	79,805	(32,005)	(40.1)%
Gross profit	$89,376	$80,952	$8,424	10.4%
Gross profit margin	65.2%	50.4%
Operating expenses:
Product development	$55,345	$41,463	$13,882	33.5%
Sales and marketing	14,196	19,864	(5,668)	(28.5)%
General and administrative	33,273	24,374	8,899	36.5%
Depreciation of fixed assets	2,832	2,574	258	10.0%
Amortization of internal-use software and intangibles	1,959	2,541	(582)	(22.9)%
Impairments	—	23,740	(23,740)	(100.0)%
Severance and other charges	2,529	582	1,947	334.5%
Legal settlements	200	(125)	325	(260.0)%
Operating loss	$(20,958)	$(34,061)	$13,103	(38.5)%
Operating loss percentage	(15.3)%	(21.2)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2021	2020
Net revenue:
Products	19.5%	27.5%
Support, maintenance and subscription services	64.6	52.1
Professional services	15.9	20.4
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products, inclusive of developed technology amortization	9.8%	22.6%
Support, maintenance and subscription services	13.1	12.0
Professional services	11.9	15.0
Total cost of goods sold	34.8%	49.6%
Gross profit	65.2%	50.4%
Operating expenses:
Product development	40.4%	25.8%
Sales and marketing	10.3	12.4
General and administrative	24.4	15.2
Depreciation of fixed assets	2.1	1.6
Amortization of internal-use software and intangibles	1.4	1.6
Severance and other charges	1.8	0.4
Legal settlements	0.1	(0.1)
Operating loss	(15.3)%	(21.2)%

Net revenue. Total revenue decreased $23.6 million, or 14.7%, in fiscal 2021 compared to fiscal 2020. Products revenue decreased $17.5 million, or 39.6%, due to delayed customer purchasing decisions as the timing of the hospitality recovery from the COVID-19 pandemic remained unclear during fiscal 2021. Support, maintenance and subscription services revenue increased $4.9 million, or 5.8%, driven by continued growth in subscription-based revenue, which increased 15.5% in fiscal 2021 compared to fiscal 2020. Subscription revenue sales were led by our add on software modules, including modules enabling social distancing and contactless capabilities. Professional services revenue decreased $11.0 million, or 33.3%, due to delays in implementation services due to customer property restrictions, property closures and lower sales from delayed customer purchasing decisions as the timing of the hospitality recovery from the COVID-19 pandemic remained unclear.

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

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles decreased $0.6 million or 22.9% in fiscal 2021 as compared to fiscal 2020 due to a lower unamortized cost base following the impairment of intangibles in fiscal 2020.

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

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Other (income) expense:
Interest (income)	$(107)	(380)	$(273)	(71.8)%
Interest expense	20	9	$(11)	nm
Other expense, net	338	176	(162)	(92.0)%
Total other expense (income), net	$251	$(195)	$(446)	nm

nm – not meaningful

Interest income. Interest income consists of interest earned on short-term investments in commercial paper, money market funds and interest-bearing bank accounts.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense, net. Other expense, net consists mainly of the impact of foreign currency due to movement of European and Asian currencies against the US dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2021	2020	$	%
Income tax (benefit) expense	$(208)	$201	$409	nm
Effective tax rate	1.0%	(0.6)%

nm – not meaningful

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

At March 31, 2022, all $97.0 million of our cash on hand was deposited in bank accounts, of which 93% are located in the United States. We believe there is limited credit risk with respect to our cash balances.

We believe that cash flow from operating activities, cash on hand of $97.0 million as of March 31, 2022, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

Cash Flow

	Year ended March 31,
(In thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$28,475	$28,407	$10,575
Investing activities	(25,679)	(1,391)	(3,447)
Financing activities	(4,901)	25,316	(1,116)
Effect of exchange rate changes on cash	(104)	195	(130)
(Decrease) increase in cash	$(2,209)	$52,527	$5,882

Cash flow provided by operating activities. Cash flows provided by operating activities were $28.5 million in fiscal 2022. The provision of cash was due primarily to our net income of $6.5 million adjusted for $17.7 million in non-cash expense including depreciation, amortization, and share-based compensation and an increase of $4.3 million from the changes in operating assets and liabilities.

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

Cash flow used in investing activities. Cash flows used in investing activities in fiscal 2022 were $25.7 million due to $24.5 million in cash paid for business combinations, net of cash acquired, and $1.2 million in purchases of property and equipment, including internal use software.

Cash flows used in investing activities in fiscal 2021 were $1.4 million due primarily to the purchase of property and equipment, including internal use software.

Cash flows used in investing activities in fiscal 2020 were $3.4 million due primarily to the purchase of property and equipment, including internal use software.

Cash flow provided by (used in) financing activities. Cash flows used in financing activities in fiscal 2022 were $4.9 million and primarily comprised of share repurchases of $3.0 million to satisfy employee tax withholding on share-based compensation and $1.8 million in preferred stock dividends.

During fiscal 2021, the $25.3 million provided by financing activities consisted primarily of $34.0 million in preferred stock issuance proceeds from the MAK Capital investment, net of issuance costs, offset by $7.5 million for the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.1 million in preferred stock dividends.

Cash flows used in financing activities in fiscal 2020 were $1.1 million and primarily comprised of share repurchases to satisfy employee tax withholding on share-based compensation.

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

For all these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

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

Share-based compensation. We have an equity incentive plan under which we may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, time-vested restricted shares, restricted share units, performance-vested restricted shares, and performance shares. Shares issued pursuant to awards under this plan may be made out of treasury or authorized but unissued shares.

We record compensation expense related to stock-settled stock appreciation rights, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and stock-settled appreciation right (SSAR) grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. For restricted share and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor. Forfeitures of awards are recognized as they occur. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 13, Share-Based Compensation, to our Consolidated Financial Statements.

Adopted and Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included under Item 8 of this Annual Report for additional information about recent accounting pronouncements recently adopted and those not yet effective.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2022, 2021 and 2020, revenue from international operations was 7%, 8% and 9%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2022, 2021 and 2020 fiscal years. Fluctuations in the value of other currencies could materially impact our revenue, expenses, operating profit and net income.

Item 8. Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule(s) included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 23, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

May 23, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2022, and our report dated May 23, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of ResortSuite, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting one percent and less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2022. As indicated in Management’s Report, ResortSuite, Inc. was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ResortSuite, Inc.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally\ accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 23, 2022

AGILYSYS, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$96,971	$99,180
Accounts receivable, net of allowance for expected credit losses of $318 and $1,220, respectively	25,175	25,732
Contract assets	1,669	2,364
Inventories	6,940	1,177
Prepaid expenses and other current assets	5,418	4,797
Total current assets	136,173	133,250
Property and equipment, net	6,345	8,789
Operating lease right-of-use assets	9,889	12,210
Goodwill	32,759	19,622
Intangible assets, net	20,178	8,400
Deferred income taxes, non-current	2,664	1,802
Other non-current assets	6,154	5,800
Total assets	$214,162	$189,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,766	$6,346
Contract liabilities	46,095	38,394
Accrued liabilities	10,552	11,387
Operating lease liabilities, current	5,049	5,009
Finance lease obligations, current	4	19
Total current liabilities	71,466	61,155
Deferred income taxes, non-current	938	923
Operating lease liabilities, non-current	5,649	8,597
Finance lease obligations, non-current	2	6
Other non-current liabilities	3,304	3,857
Commitments and contingencies (see Note 11)
Series A convertible preferred stock, no par value	35,459	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 24,728,532 and 24,010,727 shares outstanding at March 31, 2022 and March 31, 2021, respectively	9,482	9,482
Treasury shares, 6,878,299 and 7,596,104 at March 31, 2022 and March 31, 2021, respectively	(2,063)	(2,278)
Capital in excess of stated value	49,963	37,257
Retained earnings	40,018	35,376
Accumulated other comprehensive (loss) income	(56)	39
Total shareholders' equity	97,344	79,876
Total liabilities and shareholders' equity	$214,162	$189,873

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,

(In thousands, except per share data)	2022	2021	2020
Net revenue:
Products	$35,956	$26,714	$44,230
Support, maintenance and subscription services	98,958	88,565	83,680
Professional services	27,722	21,897	32,847
Total net revenue	162,636	137,176	160,757
Cost of goods sold:
Products, inclusive of developed technology amortization	19,251	13,506	36,427
Support, maintenance and subscription services	21,141	17,985	19,248
Professional services	20,712	16,309	24,130
Total cost of goods sold	61,104	47,800	79,805
Gross profit	101,532	89,376	80,952
Gross profit margin	62.4%	65.2%	50.4%
Operating expenses:
Product development	46,332	55,345	41,463
Sales and marketing	14,730	14,196	19,864
General and administrative	27,734	33,273	24,374
Depreciation of fixed assets	2,210	2,832	2,574
Amortization of internal-use software and intangibles	1,654	1,959	2,541
Impairments	—	—	23,740
Severance and other charges	1,584	2,529	582
Legal settlements	969	200	(125)
Total operating expense	95,213	110,334	115,013
Operating income (loss)	6,319	(20,958)	(34,061)
Other (income) expense:
Interest income	(59)	(107)	(380)
Interest expense	12	20	9
Other (income) expense, net	(145)	338	176
Income (loss) before taxes	6,511	(21,209)	(33,866)
Income tax expense (benefit)	33	(208)	201
Net income (loss)	$6,478	$(21,001)	$(34,067)
Series A convertible preferred stock issuance costs	—	(1,031)	—
Series A convertible preferred stock dividends	(1,836)	(1,576)	—
Net income (loss) attributable to common shareholders	$4,642	$(23,608)	$(34,067)

Weighted average shares outstanding - basic	24,357	23,458	23,233

Net income (loss) per share - basic:	$0.19	$(1.01)	$(1.47)

Weighted average shares outstanding - diluted	25,483	23,458	23,233

Net income (loss) per share - diluted:	$0.18	$(1.01)	$(1.47)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
(In thousands)	2022	2021	2020
Net income (loss)	$6,478	$(21,001)	$(34,067)
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(95)	(162)	460
Total comprehensive income (loss)	$6,383	$(21,163)	$(33,607)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2022	2021	2020

Operating activities
Net income (loss)	$6,478	$(21,001)	$(34,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	—	—	23,740
Loss (gain) on disposal of property & equipment	195	44	(5)
Depreciation of fixed assets	2,210	2,832	2,574
Amortization of internal-use software and intangibles	1,654	1,959	2,541
Amortization of developed technology	—	—	12,561
Deferred income taxes	(925)	(959)	(356)
Share-based compensation	14,549	40,093	5,205
Changes in operating assets and liabilities:
Accounts receivable	2,551	10,363	(8,974)
Contract assets	684	(228)	794
Inventories	(5,764)	2,746	(1,830)
Prepaid expense and other current assets	(484)	(201)	1,545
Accounts payable	3,417	(7,016)	8,585
Contract liabilities	4,902	(3,971)	3,563
Accrued liabilities	146	1,187	(4,227)
Income taxes payable	50	340	(153)
Other changes, net	(1,188)	2,219	(921)
Net cash provided by operating activities	28,475	28,407	10,575
Investing activities
Capital expenditures	(1,197)	(1,389)	(3,420)
Cash paid for business combinations, net of cash acquired	(24,455)	—	—
Additional investments in corporate-owned life insurance policies	(27)	(2)	(27)
Net cash used in investing activities	(25,679)	(1,391)	(3,447)
Financing activities
Preferred stock issuance proceeds, net of issuance costs	—	33,969	—
Payment of preferred stock dividends	(1,836)	(1,117)	—
Repurchase of common shares to satisfy employee tax withholding	(3,046)	(7,512)	(1,092)
Principal payments under long-term obligations	(19)	(24)	(24)
Net cash (used in) provided by financing activities	(4,901)	25,316	(1,116)
Effect of exchange rate changes on cash	(104)	195	(130)
Net (decrease) increase in cash and cash equivalents	(2,209)	52,527	5,882
Cash and cash equivalents at beginning of period	99,180	46,653	40,771
Cash and cash equivalents at end of period	$96,971	$99,180	$46,653

See accompanying notes to consolidated financial statements.

AGILYSYS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2019	31,607	$9,482	(8,105)	$(2,433)	$781	$93,051	$(259)	$100,622
Share-based compensation	—	—	—	—	5,682	—	—	5,682
Restricted shares issued, net	—	—	140	41	(41)	—	—	—
Shares issued upon exercise of SSARs	—	—	21	6	(6)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(53)	(15)	(925)	—	—	(940)
Net loss	—	—	—	—	—	(34,067)	—	(34,067)
Unrealized translation adjustments	—	—	—	—	—	—	460	460
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	40,066	—	—	40,066
Restricted shares issued, net	—	—	90	28	(28)	—	—	—
Shares issued upon exercise of SSARs	—	—	467	141	(141)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(156)	(46)	(8,131)	—	—	(8,177)
Net loss	—	—	—	—	—	(21,001)	—	(21,001)
Series A convertible preferred stock issuance costs						(1,031)		(1,031)
Series A convertible preferred stock dividends						(1,576)		(1,576)
Unrealized translation adjustments	—	—	—	—	—	—	(162)	(162)
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	14,549	—	—	14,549
Restricted shares issued, net	—	—	113	34	(34)	—	—	—
Shares issued upon exercise of SSARs	—	—	636	190	(190)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(32)	(9)	(1,619)	—	—	(1,628)
Net income	—	—	—	—	—	6,478	—	6,478
Series A convertible preferred stock dividends	—	—	—	—	—	(1,836)	—	(1,836)
Unrealized translation adjustments	—	—	—	—	—	—	(95)	(95)
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been driving hospitality software innovations for more than 40 years, delivering cloud-native SaaS and on-premise ready guest-centric technology solutions for gaming, hotels, resorts and cruise lines, corporate foodservice management, restaurants, universities, stadiums and healthcare. Agilysys offers the most comprehensive software solutions in the hospitality industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service and recent investments in research and development, having modernized virtually all its longstanding trusted software solutions. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific and India with headquarters located in Alpharetta, GA.

The Company has just one reportable segment serving the global hospitality industry.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2022 refers to the fiscal year ended March 31, 2022.

COVID-19 Pandemic

The World Health Organization declared novel coronavirus (“COVID-19”) a pandemic on March 11, 2020. The pandemic has created significant economic challenges as organizations and governmental authorities around the world have implemented numerous measures attempting to contain the spread of COVID-19, including travel restrictions, border closings, shelter-in-place orders, and social distancing requirements. Our customers and vendors have closed or have otherwise applied restrictions at certain sites in response to the pandemic. Similarly, we have provided remote working arrangements for our employees, limited business travel, and canceled or shifted various events to virtual attendance. We have localized our pandemic response to the countries and specific locations in which we, our customers and our vendors operate.

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Agilysys, Inc. and subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method, as appropriate. All inter-company accounts have been eliminated.

Use of estimates. Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates due to uncertainties, including the impact of COVID-19.

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity from date of acquisition of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the following business day after instruction to redeem. Cash equivalent investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. As of March 31, 2022, commercial paper cash equivalents totaled $15 million. We held no commercial paper as of March 31, 2021 or 2020. We determine the fair value of commercial paper using significant other observable inputs (level 2) based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. As of March 31, 2022 and 2021, the carrying amount of goodwill was $32.8 million and $19.6 million, respectively. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on our one reporting unit. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. Based on testing performed, the Company concluded that no impairment of its goodwill has occurred for the years ended March 31, 2022, 2021 and 2020.

The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Acquired intangible assets. Acquired intangible assets include identifiable customer relationships, non-competition agreements, developed technology, and trade names. We amortize the cost of finite-lived identifiable intangible assets over their estimated useful lives, which are periods of 15 years or less, primarily on a straight-line basis, which we believe approximates the pattern in which the assets are utilized. The fair values assigned to identifiable intangible assets acquired in business combinations are determined primarily by using the income approach, which discounts expected future cash flows attributable to these assets to present value using estimates and assumptions determined by management.

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

Foreign currency translation. The financial statements of our foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are reflected as a component of “Accumulated other comprehensive income (loss)” within shareholders’ equity in the Consolidated Balance Sheets. Gains and losses on monetary transactions denominated in other than the functional currency of an operation are reflected within “Other (income) expenses, net” in the Consolidated Statements of Operations. Foreign currency gains and losses from changes in exchange rates have not been material to our consolidated operating results.

Revenue recognition. We derive revenue from the sale of products (i.e., software, third party hardware and operating systems), support, maintenance and subscription services and professional services. For the fiscal years 2022, 2021 and 2020, revenue from international operations was 7%, 8% and 9%, respectively of total revenue. Our customer base is highly fragmented.

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

Comprehensive income (loss). Comprehensive income (loss) is the total of net income (loss), as currently reported under GAAP, plus other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional transactions and economic events that are not required to be recorded in determining net income (loss), but rather are reported as a separate statement of comprehensive income (loss).

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $2.6 million, $0.4 million and $2.7 million in fiscal 2022, 2021 and 2020, respectively.

Reclassification. Certain prior year balances have been reclassed to conform to the current year presentation. Specifically, we reclassed certain employee benefit obligations from non-current to current liabilities.

Adopted and Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers (ASU No. 2021-08), which amends Accounting Standards Codification (ASC) 805 to require acquiring entities to apply ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities in a business combination. The ASU is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability as well as the payment terms and their impact on subsequent revenue recognized by the acquirer. The new standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2021-08 during the three months ended March 31, 2022 – see Note 15, Business Combination.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes, and is meant to simplify and reduce the cost of accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 as of April 1, 2021 with no material impact on our condensed consolidated financial statements.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), support, maintenance and subscription services and professional services. Revenue recognized at a point in time (products) totaled $36.0 million, $26.7 million, and $44.2 million during fiscal 2022, 2021 and 2020. Revenue recognized over time (support, maintenance and subscription services and professional services) totaled $126.7 million, $110.5 million, and $116.5 million during fiscal 2022, 2021, and 2020.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $38.1 million and $40.9 million during fiscal 2022 and 2021. During fiscal 2022 and 2021, we transferred from contract assets at the beginning of the period, $2.4 million and $2.0 million, respectively, to accounts receivable because the right to the transaction became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2022 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.3 million and $2.9 million of capitalized sales incentive costs as of March 31, 2022 and 2021, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheets. During fiscal 2022 and 2021, we expensed $2.5 million and $2.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $1.2 million and $1.4 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Property and Equipment, Net

Property and equipment at March 31, 2022 and 2021 is as follows:

	Year ended March 31,
(In thousands)	2022	2021
Furniture and equipment	$14,632	$14,899
Software	16,338	16,891
Leasehold improvements	7,123	7,097
Project expenditures not yet in use	17	210
	38,110	39,097
Accumulated depreciation and amortization	(31,765)	(30,308)
Property and equipment, net	$6,345	$8,789

Total depreciation expense on property and equipment was $2.2 million, $2.8 million, and $2.6 million during fiscal 2022, 2021 and 2020, respectively.

The Company capitalizes internal-use software, including software used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $1.3 million, $2.0 million and $2.5 million during fiscal 2022, 2021, and 2020, respectively.

Assets under financing leases are included in property and equipment categories above and further disclosed with Note 6. Leases.

5. Intangible Assets and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2022, and 2021:

	March 31, 2022				March 31, 2021
	Gross			Net	Gross			Net
	carrying	Accumulated	Accumulated	carrying	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount	amount	amortization	impairment	amount
Finite-lived intangible assets:
Customer relationships	$20,391	$(10,938)	$—	$9,453	$10,775	$(10,775)	$—	$—
Non-competition agreements	3,547	(2,808)	—	739	2,700	(2,700)	—	—
Developed technology	11,224	(10,440)	—	784	10,398	(10,398)	—	—
Trade names	1,075	(273)	—	802	230	(230)	—	—
Patented technology	80	(80)	—	—	80	(80)	—	—
	36,317	(24,539)	—	11,778	24,183	(24,183)	—	—
Indefinite-lived trade names	8,400	N/A	—	8,400	8,400	N/A	—	8,400
Total intangible assets	$44,717	$(24,539)	$—	$20,178	$32,583	$(24,183)	$—	$8,400

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$—	$67,541	$(45,535)	$(22,006)	$—

Total amortization expense for finite-lived intangible assets was $0.4 million for the year ended March 31, 2022 and zero for the years ended March 31, 2021, and 2020, respectively. See Note 15, Business Combination, for more information on the acquisition of finite-lived intangible assets.

Estimated future amortization expense on finite-lived intangible assets is as follows:

(In thousands)	Estimated Amortization Expense
Fiscal year ending March 31,
2023	$1,398
2024	1,293
2025	975
2026	975
2027	892
Thereafter	6,245
Total	$11,778

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis as of March 31, 2022 and 2021 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2022, 2021 and 2020.

Amortization expense related to software development costs related to assets to be sold, leased, or otherwise marketed was $12.6 million for the fiscal year ended March 31, 2020. These charges are included as Products cost of goods sold within the Consolidated Statements of Operations.

6. Leases

The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases consist of office equipment. We have no residual value guarantees or restrictions or covenants imposed by or associated with our active leases.

As of March 31, 2022, we have an additional operating lease that has not yet commenced of approximately $11.7 million. This operating lease will commence in fiscal year 2023 with a lease term of approximately eleven years. We do not have any related party leases. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable costs are expensed as incurred.

We sublease one of our office leases located in Bellevue, Washington with a lease term that will expire during fiscal year 2024.

The components of lease expenses, which are included in operating expenses in our Consolidated Statements of Operations, were as follows:

	Year ended March 31,
(In thousands)	2022	2021
Operating leases expense	$4,752	$4,440
Finance lease expense:
Amortization of ROU assets	17	26
Interest on lease liabilities	2	5
Total finance lease expense	19	31
Variable lease costs	463	443
Short term lease expense	140	120
Sublease income	(782)	(129)
Total lease expense	$4,592	$4,905

Other information related to leases for fiscal 2022 and 2021 was as follows:

	Year ended March 31,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$5,536	$5,987
Operating cash flows for finance leases	23	30
Financing cash flows for finance leases	19	24
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,314	$1,573
Weighted average remaining lease terms
Operating leases	3.08	4.39
Finance leases	1.43	1.44
Weighted average discount rates
Operating leases	7.62%	10.51%
Finance leases	4.50%	4.46%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2022:

(In thousands)	Operating leases (1)	Finance leases
Fiscal year ending March 31,
2023	5,222	5
2024	2,939	2
2025	1,846	—
2026	1,319	—
2027	880	—
Thereafter	—	—
Total undiscounted future minimum lease payments	12,206	7
Less: difference between undiscounted lease payments and discounted lease liabilities	(1,508)	(1)
Total lease liabilities	$10,698	$6

(1)
Non-cancellable sublease proceeds for the fiscal years ending March 31, 2023, and 2024 of $0.8 million and $0.7 million, respectively, are not included in the table above.

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2022	2021	2020
Cash (receipts) for interest, net	$(47)	$(87)	$(371)
Cash payments for income tax, net	787	459	694
Accrued capital expenditures	89	103	187

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2022	March 31, 2021
Accrued liabilities:
Salaries, wages, and related benefits	$7,870	$8,608
Other taxes payable	1,994	1,796
Accrued legal settlements	—	200
Severance liabilities	24	79
Professional fees	373	97
Other	291	607
Total	$10,552	$11,387
Other non-current liabilities:
Uncertain tax positions	$1,154	$1,129
Deferred rent and asset retirement obligations	43	170
Employee benefit obligations	2,037	2,485
Other	70	73
Total	$3,304	$3,857

9. Income Taxes

For the year ended March 31, income (loss) before income taxes consisted of the following:

(In thousands)	2022	2021	2020
Income (loss) before income taxes
United States	$1,598	$(26,272)	$(36,373)
Foreign	4,913	5,063	2,507
Total income (loss) before income taxes	$6,511	$(21,209)	$(33,866)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2022	2021	2020
Income tax expense (benefit)
Current:
Federal	$62	$9	$59
State and local	21	30	21
Foreign	853	731	463
Deferred:
Federal	12	12	11
State and local	7	32	7
Foreign	(922)	(1,022)	(360)
Total income tax expense (benefit)	$33	$(208)	$201

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2022	2021	2020
Income tax expense (benefit) at the US Federal statutory rate	$1,368	$(4,454)	$(7,112)
Benefit for state taxes	(65)	(803)	(856)
Impact of foreign operations	(819)	(841)	(514)
Indefinite life assets	19	43	19
Change in valuation allowance	(2,623)	7,271	8,406
Change in liability for unrecognized tax benefits	25	26	22
Share-based compensation	(2,018)	(2,232)	(312)
Global intangible low-taxed income	971	985	460
Deferred adjustments	(260)	(478)	—
Provision to return	3,438	278	(35)
Other	(3)	(3)	123
Total income tax expense (benefit)	$33	$(208)	$201

We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

Our tax provision includes a provision for income taxes in certain foreign jurisdictions where subsidiaries are profitable, but only a minimal benefit is reflected related to U.S. and certain foreign tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. The fiscal 2022 tax provision results primarily from foreign tax benefit. The fiscal 2022 tax provision differs from the statutory rate primarily due to adjustments to deferred tax assets and the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

The fiscal 2021 tax provision results primarily from foreign tax benefit. The fiscal 2021 tax provision differs from the statutory rate primarily due to adjustments to deferred tax assets and the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Accrued liabilities	$7,574	$9,141
Allowance for expected credit losses and doubtful accounts	83	279
Federal losses and credit carryforwards	50,612	51,856
Foreign losses and credit carryforwards	2,793	2,103
State losses and credit carryforwards	11,179	11,642
Deferred revenue	193	464
Property and equipment and software amortization	416	171
Operating lease liabilities	1,489	2,694
Goodwill and other intangible assets	607	1,889
Other	163	90
	75,109	80,329
Less: valuation allowance	(69,515)	(74,631)
Total	5,594	5,698

Deferred tax liabilities:
Operating lease right-of-use assets	(1,269)	(2,312)
Goodwill and other intangible assets	(2,575)	(2,514)
Other	(15)	7
Total	(3,859)	(4,819)
Total deferred tax assets, net	$1,735	$879

At March 31, 2022, we had $196.3 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $42.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Malaysia, Singapore and Australia subsidiaries have $0.4 million, $0.1 million, $0.2 million and $0.1 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Malaysia, Singapore and Australia can be carried forward indefinitely. Our

India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which includes fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $2.6 million as of March 31, 2022. The Company has paid minimum alternative taxes during the period of regular tax relief resulting in a credit of $2.0 million as of March 31, 2022.

At March 31, 2022 we also had $166.8 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2023 through 2041.

We recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2022, the total valuation allowance against deferred tax assets of $69.5 million was comprised of $68.6 million for federal and state deferred tax assets, and $0.9 million associated with deferred tax assets in Hong Kong, Malaysia, Singapore, the Philippines and Australia. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some, or all, of the deferred tax assets will not be realized. We have recorded a valuation allowance offsetting substantially all of our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Because of our losses in recent periods, management believes that it is more-likely-than-not that we will not realize the benefits of these deductible differences. The amount of the valuation allowance, however, could be reduced in the near term. The exact timing will be based on the level of profitability that we are able to achieve and our visibility into future results. Our recorded tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not affect the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $17.1 million and $8.4 million as of March 31, 2022 and 2021, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

We recorded a liability for uncertain tax positions. The aggregate changes in the balance of our uncertain tax positions were as follows for the years ended March 31:

(In thousands)	2022	2021	2020
Balance at April 1	$575	$575	$580
Reductions relating to lapse in statute	—	—	(5)
Balance at March 31	$575	$575	$575

As of March 31, 2022, we had a liability of $0.6 million related to uncertain tax positions, the recognition of which would affect our effective income tax rate.

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

We recognize interest accrued on any uncertain tax positions as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2022, 2021 and 2020. As of March 31, 2022 and 2021, we had approximately $1.2 million and $1.0 million, respectively, of interest and penalties accrued in other non-current liabilities on our Consolidated Balance Sheets.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2006 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2015 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2011 are open for examination by certain foreign taxing authorities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act provides, among other provisions, for the deferral of the employer-paid portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2022.
10. Employee Benefit Plans

Defined Contribution Plans

We maintain 401(k) plans for employees located in the United States meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.4 million, $0.1 million, and $1.8 million in fiscal 2022, 2021, and 2020, respectively.

We also maintain defined contribution retirement plans for employees located in the United Kingdom and in the Asia Pacific region in accordance with local statutory requirements and business practices.

Defined Benefit Plan

We maintain a defined benefit retirement plan (the “Gratuity Plan”) covering eligible employees of our India subsidiary in accordance with local statutory requirements and business practices. The Gratuity Plan provides a lump-sum payment to vested employees at retirement, death, incapacitation, or termination of employment, of an amount based on the respective employee’s salary and the tenure of employment with the Company. The Gratuity Plan is unfunded with obligation amounts recorded in the Consolidated Balance Sheets as “Employee benefit obligations” within “Other non-current liabilities” and "Salaries, wages, and related benefits" within "Accrued liabilities".

Endorsement Split-Dollar Life Insurance

Agilysys provides certain former executives with life insurance benefits through endorsement split-dollar life insurance arrangements. We entered into agreements with each of the former executives, whereby we must maintain the life insurance policy for a specified amount and split a portion of the policy benefits with their designated beneficiary.

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets as of March 31, 2022 and 2021, the cash surrender value of $1.0 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a gain of $13,000, $31,000 and $14,000 in fiscal 2022, 2021, and 2020, respectively, related to the corporate-owned life insurance policies.

11. Commitments and Contingencies

Legal Contingencies

We are involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any current pending litigation will not have a material adverse effect on our financial position or results of operations.

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court for the Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices, and synchronizing the menu content between devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. This judgment was affirmed by the U.S. Court of Appeals for the Federal Circuit in November 2019 with respect to all claims except for two, which were not asserted against Agilysys, and Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. In December 2021, the District Court denied Ameranth’s motion to assert additional claims against the defendants. In March 2022, the District Court granted summary judgment in favor of the defendants still facing the remaining claims. Subsequently, Ameranth appealed the grant of summary judgment with the U.S. Court of Appeals for the Federal Circuit. On May 11, 2022, in accordance with its prior rulings, the District Court entered judgment in favor of us and against Ameranth on all claims asserted against us.

At this time, we are not able to predict the outcome of Ameranth’s pending appeal on their claims against us, or any possible monetary exposure associated with the lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

12. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Year Ended March 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss)	$6,478	$(21,001)	$(34,067)
Series A convertible preferred stock issuance costs	—	(1,031)	—
Series A convertible preferred stock dividends	(1,836)	(1,576)	—
Net income (loss) attributable to common shareholders	$4,642	$(23,608)	$(34,067)

Denominator:
Weighted average shares outstanding - basic	24,357	23,458	23,233
Dilutive SSARs	1,063	—	—
Dilutive unvested restricted shares	63	—	—
Weighted average shares outstanding - diluted	25,483	23,458	23,233

Income (loss) per share - basic:	$0.19	$(1.01)	$(1.47)
Income (loss) per share - diluted:	$0.18	$(1.01)	$(1.47)

Anti-dilutive stock options, SSARs, restricted shares, performance shares and preferred shares	1,736	4,228	1,510

Basic income (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 147,973, 132,198 and 208,581 of restricted shares and performance shares at March 31, 2022, 2021 and 2020, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

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

13. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, and performance shares under our shareholder-approved 2020 Stock Incentive Plan (the 2020 Plan) for up to 2.25 million common shares, plus 868,864 common shares, the number of shares that were remaining for grant under the 2016 Stock Incentive Plan (the 2016 Plan) as of the effective date of the 2020 Plan, plus the number of shares remaining for grant under the 2016 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted share units that may be granted under the 2020 Plan is 3.1 million.

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

Restricted shares, whether time-vested or performance-based, may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance-based grants may be conditioned upon the attainment of specified performance objectives and other conditions, restrictions, and contingencies. Restricted shares have the right to receive dividends, if any, upon vesting, subject to the same forfeiture provisions that apply to the underlying grants.

We record compensation expense related to SSARs, restricted shares, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and SSAR grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. For restricted share and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor.

We record compensation expense for restricted shares and SSAR grants subject to a service condition using the graded vesting method. We record compensation expense for SSAR grants subject only to a market condition over the derived service period, which is an output of the lattice option pricing model. Under the 2020 Plan, the fair value of performance shares is based on the closing price of our common shares on the settlement date of the performance award, for which we record compensation expense over the service period consistent with our annual bonus incentive plan as approved by the Compensation Committee of the Board of Directors.

The following table summarizes the share-based compensation expense for SSARs, restricted and performance awards included in the Consolidated Statements of Operations for fiscal 2022, 2021 and 2020:

	Year Ended March 31,
(In thousands)	2022	2021	2020
Product development	8,186	21,634	2,241
Sales and marketing	1,355	4,254	321
General and administrative	5,008	14,206	2,643
Total share-based compensation expense	14,549	40,093	5,205

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs. There were no service condition SSARs granted in fiscal 2022. The following table summarizes the principal assumptions utilized in valuing service condition SSARs granted in fiscal 2021 and 2020:

	2021	2020
Risk-free interest rate	0.31%	1.38%-1.74%
Expected life (in years)	4	4.5-5
Expected volatility	42.99%	31.7%-32.42%
Weighted-average grant date fair value	$22.57	$10.01

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

We use a Lattice option pricing model to estimate the fair value of market condition SSARs. There were no market condition SSARs granted in fiscal 2022. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of market condition SSARs granted in fiscal 2021 and 2020:

	2021	2020
Risk-free interest rate over contractual term	0.60%	1.40%
Expected volatility	40.00%	31.70%
Suboptimal exercise factor	2.50x	3.0x
Weighted-average grant date fair value	$19.55	$9.60

The following table summarizes the activity during fiscal 2022 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2021	3,068,253	$20.90
Granted	—	—
Exercised	(839,068)	12.86
Forfeited	(55,599)	20.02
Cancelled/expired	(647)	14.22
Outstanding at March 31, 2022	2,172,939	$24.02	4.4	$34,454
Exercisable at March 31, 2022	1,462,262	$23.75	4.3	$23,590
Vested and expected to vest at March 31, 2022	2,172,939	$24.02	4.4	$34,454

The following table presents additional information related to SSARs activity during fiscal 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Compensation expense	$10,030	$35,808	$1,666
Total intrinsic value of SSARs exercised	$34,437	$25,153	$519
Total fair value of SSARs vesting	$6,439	$31,380	$1,328

As of March 31, 2022, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $3.8 million, which is expected to be recognized over the weighted-average vesting period of 1.0 years.

A total of 636,238 shares, net of 31,513 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2022. The shares withheld were returned to treasury shares.

Restricted Shares

We use a Lattice option pricing model to estimate the fair value of restricted shares subject to a market condition. There were no restricted shares subject to a market condition granted in fiscal 2021 or 2020. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted shares subject to a market condition granted in fiscal 2022:

2022
Risk-free interest rate over contractual term	0.5% - 0.9%
Expected volatility	54.0% - 56.0%
Weighted-average grant date fair value	$24.77 - $39.12

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2022 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2021	132,198	$37.67
Granted	123,543	43.69
Vested	(96,214)	36.74
Forfeited	(10,614)	38.92
Outstanding at March 31, 2022	148,913	$43.56

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. During fiscal 2022, a total of 147,900 shares were issued from treasury.

The following table presents additional information related to restricted share activity during fiscal years 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Compensation expense	$4,339	$4,105	$3,232
Total fair value of restricted share vesting	$3,297	$7,554	$3,491

As of March 31, 2022, total unrecognized share-based compensation expense related to non-vested restricted shares was $4.5 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years. We do not include restricted shares in the calculation of earnings per share until the shares are vested.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we grant common shares to our Chief Executive Officer that vest immediately. Once attainment of the performance conditions becomes probable, we recognize compensation expense related to performance shares ratably over the performance period. The number of performance shares granted will be based on the closing price of our common shares on the grant date and settlement date, which are the same under the 2020 plan.

Based on the performance conditions achieved as they relate to our annual bonus plan, management estimates a liability of $0.2 million as of March 31, 2022, to be settled through the granting and vesting of performance shares after March 31, 2022. We recognized compensation expense related to performance shares of $0.2 million in each of the fiscal years ending March 31, 2022, 2021, and 2020, respectively.

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

The Convertible Preferred Stock has the following rights, preferences and restrictions (the Certificate of Designation included as Exhibit 3.3 to our Current Report on Form 8-K on February 9, 2022, which superseded the Certificate of Amendment included as Exhibit 3.1 to our Current Report on Form 8-K, filed on May 26, 2020, when we converted to a Delaware corporation in February 2022, defines all terms not otherwise defined below):

Voting

The Holders are entitled to one vote for each share of Convertible Preferred Stock upon all matters presented to the common shareholders of the Company, and except as otherwise provided by the Certificate of Incorporation of the Company or required by law, the Holders and common shareholders will vote together as one class on all matters. Additionally, certain matters specific to the Convertible Preferred Stock will require the approval of two-thirds of the outstanding Convertible Preferred Stock, voting as a separate class.

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

Redemption

On and after the fifth anniversary of the date the Convertible Preferred Stock was initially issued, the Company will have the right, and the Holders will have the right to require the Company, in each case, at the initiating party’s election, to redeem all, but not less than all, of the then-outstanding Convertible Preferred Stock for an amount equal to the Liquidation Preference.

Conversion

Each Holder has the right, at its option, to convert its Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of common stock at a conversion price equal to $20.1676 per share (as may be adjusted from time to time, as described in the Certificate of Designation).

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

15. Business Combination

On January 5, 2022 (the acquisition date), we acquired all the issued and outstanding shares of ResortSuite Inc. (“ResortSuite”), a Canada-based fully integrated property management solutions provider focused on the complex multi-amenity and resort market. The consolidated financial statements include the results of ResortSuite’s operations since the acquisition date. The acquisition extends our solutions to customers in the complex multi-amenity and resort market.

The purchase price consisted of $22.6 million of cash paid at closing, funded from cash on hand, partially offset by $0.3 million of ResortSuite’s cash received in the acquisition, and $2.2 million of cash paid in March for certain ResortSuite tax liabilities resulting in net cash consideration of $24.5 million. We allocated the purchase price for ResortSuite to the intangible and certain tangible assets acquired and certain liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. We determined the fair values assigned to identifiable intangible assets acquired primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

In accordance with ASU No. 2021-08, we applied Topic 606 to record certain customer accounts receivable and the contract liabilities assumed in the acquisition, which consisted of undelivered performance obligations under customer contracts. We adopted ASU 2021-08 early as permitted. As a result, in allocating the purchase price, we recorded $2.8 million of contract liabilities, representing the revenue that will be recognized as the underlying performance obligations are delivered.

The following table sets forth the components and the allocation of the purchase price for our acquisition of ResortSuite:

(In thousands)	Total
Components of Purchase Price:
Cash	$24,800
Total purchase price	$24,800

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable, net	$2,025
Other current assets, including cash acquired	519
Other assets	567
Current and other liabilities	(768)
Contract liabilities	(2,835)
Net tangible assets (liabilities)	(492)
Identifiable intangible assets:
Customer relationships	9,634
Non-competition agreements	848
Developed technology	827
Trade names	846
Total identifiable intangible assets	12,155
Goodwill	13,137
Total purchase price allocation	$24,800

We assigned the acquired customer relationships, non-competition agreements, developed technology, and trade names estimated useful lives of 15 years, two years, five years, and five years, respectively, the weighted average of which is approximately 12.7 years. The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

The goodwill recognized in the ResortSuite purchase price allocation is attributable to synergies in products and technologies to serve a broader customer base, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $13.1 million of goodwill, which is expected to be deductible for income tax purposes.

The Company recognized acquisition costs of $0.5 million related to the acquisition of ResortSuite, consisting primarily of professional fees, during the year ended March 31, 2022. The consolidated statement of operations includes these costs in severance and other charges.

Revenue attributable to ResortSuite included in our consolidated statement of operations for the year ended March 31, 2022 was $1.3 million. Net income (loss) was not material. The pro forma impact of the business combination during the two years ended March 31, 2022 was not material to our historical consolidated operating results and is therefore not presented.

We have prepared the purchase price allocation for ResortSuite on a preliminary basis. Changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date).

Effective April 1, 2022, ResortSuite became Agilysys Canada, Inc. a wholly-owned subsidiary of Agilysys, Inc.

16. Subsequent Events

None.

17. Related Party Transaction

See Note 14. Preferred Stock, for description of the MAK Capital investment in the Company. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2022, 2021 and 2020

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2022
Deferred tax valuation allowance	$74,631	$—	$(5,116)	$69,515
Allowance for expected credit losses	$1,220	$117	$(1,019)	$318
2021
Deferred tax valuation allowance	$66,819	$7,812	$—	$74,631
Allowance for doubtful accounts	$1,634	$508	$(922)	$1,220
2020
Deferred tax valuation allowance	$57,852	$8,967	$—	$66,819
Allowance for doubtful accounts	$788	$1,434	$(588)	$1,634

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

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO and CFO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the evaluation of the effectiveness of our internal control over financial reporting, because we acquired ResortSuite Inc. (“ResortSuite”) in a business combination on January 5, 2022 as described in Part II, Item 8, Note 15, Business Combination, to our consolidated financial statements, our management has excluded the operations of ResortSuite in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period of up to one year following the acquisition. Total assets (excluding goodwill and intangible assets acquired) and revenue subject to ResortSuite’s internal control over financial reporting represented approximately 1% and less than 1% of our consolidated total assets and revenue, respectively, as of and for the year ended March 31, 2022. Based on the evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2022.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2022, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, significant portions of our global workforce continued to operate primarily in a work from home environment for the quarter ended March 31, 2022. While we continue to adapt our work model in response to the ongoing global pandemic, we believe our internal controls over financial reporting continue to be effective.

Item 9B. Other Information

The Company currently plans to hold its 2022 Annual Meeting of Stockholders on August 26, 2022. Pursuant to the provisions of the Company’s Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must deliver written notice to the Secretary of the Company at the principal executive offices of the Company and received by the secretary not less than 90 nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 30 days from such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) calendar day following the day on which public disclosure of the date of such annual meeting is first made. The 2022 annual meeting date is more than 30 days in advance of the anniversary of the date of the Company’s 2021 annual meeting, which was held on November 18, 2021. Accordingly, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2022 Annual Meeting of Stockholders is June 2, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2022 Annual Meeting of Stockholders, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that June 17, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the 2022 Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Company’s Bylaws or submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2022 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2022 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2022 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2022 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2022 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2022 and 2021

Consolidated Statements of Operations for the years ended March 31, 2022, 2021, and 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021, and 2020

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2022, 2021, and 2020

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

2.1

Plan of Conversion of Agilysys, Inc., an Ohio corporation into Agilysys, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 2.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.1

Amended Ohio Articles of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to Agilysys, Inc.’s Amendment to Annual Report on Form 10-K/A filed July 29, 2020 (File No. 000-05734).

3.2

Amended Ohio Code of Regulations of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to Agilysys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-05734).

3.3	Delaware Certificate of Conversion of Agilysys, Inc., which is incorporated by reference to Exhibit 3.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.4	Delaware Certificate of Incorporation of Agilysys, Inc., which is incorporated by reference to Exhibit 3.2 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.5

Delaware Certificate of Designation of 5.25% Convertible Preferred Stock of Agilysys, Inc., which is incorporated by reference to Exhibit 3.3 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.6	Delaware Bylaws of Agilysys, Inc., which is incorporated by reference to Exhibit 3.4 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

3.7	Ohio Certificate of Conversion of Agilysys, Inc., which is incorporated by reference to Exhibit 3.5 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is incorporated by reference to Exhibit 4.1 to Agilysys, Inc.'s Amendment to Annual Report on Form 10-K/A filed July 29, 2020 (File No. 000-05734).

*10.1	The Company's Annual Incentive Plan, which is incorporated herein by reference to Exhibit 10(b) to Agilysys, Inc.'s Definitive Proxy Statement on Schedule 14A filed June 28, 2011 (File No. 000-05734).

*10.2

Form of Ohio Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors, which is incorporated herein by reference to Exhibit 10(e) to Agilysys, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2018 (File No. 000-05734).

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

*10.20

Form of Delaware Indemnification Agreement entered into by and between Agilysys, Inc. and each of its Directors and Officers, which is incorporated by reference to Exhibit 10.1 to Agilysys, Inc.’s Current Report on Form 8-K filed February 9, 2022 (File No. 000-05734).

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 23, 2022.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2022.

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