Form 10-Q
period 2022-06-30
AGILYSYS INC
filed 2022-07-29
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-5734

AGILYSYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0907152
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Windward Concourse, Suite 250 Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 810-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	AGYS	NASDAQ Global Market

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

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 22, 2022, the registrant had 25,032,567 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2022 Unaudited	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$94,897	$96,971
Accounts receivable, net of allowance for expected credit losses of $496 and $318, respectively	22,901	25,175
Contract assets	2,661	1,669
Inventories	7,246	6,940
Prepaid expenses and other current assets	4,435	5,418
Total current assets	132,140	136,173
Property and equipment, net	5,896	6,345
Operating lease right-of-use assets	9,277	9,889
Goodwill	32,759	32,759
Intangible assets, net	19,831	20,178
Deferred income taxes, non-current	2,677	2,664
Other non-current assets	6,179	6,154
Total assets	$208,759	$214,162
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,185	$9,766
Contract liabilities	41,989	46,095
Accrued liabilities	7,870	10,552
Operating lease liabilities, current	4,729	5,049
Finance lease obligations, current	4	4
Total current liabilities	62,777	71,466
Deferred income taxes, non-current	943	938
Operating lease liabilities, non-current	4,970	5,649
Finance lease obligations, non-current	1	2
Other non-current liabilities	3,792	3,304
Commitments and contingencies
Series A convertible preferred stock, no par value	35,000	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 25,025,983 and 24,728,532 shares outstanding at June 30, 2022 and March 31, 2022, respectively	9,482	9,482
Treasury shares, 6,580,848 and 6,878,299 at June 30, 2022 and March 31, 2022, respectively	(1,974)	(2,063)
Capital in excess of stated value	51,624	49,963
Retained earnings	42,598	40,018
Accumulated other comprehensive loss	(454)	(56)
Total shareholders' equity	101,276	97,344
Total liabilities and shareholders' equity	$208,759	$214,162

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
(In thousands, except per share data)	2022	2021
Net revenue:
Products	$11,046	$8,844
Subscription and maintenance	27,727	23,207
Professional services	8,733	6,674
Total net revenue	47,506	38,725
Cost of goods sold:
Products	5,879	4,360
Subscription and maintenance	6,286	4,744
Professional services	6,846	4,754
Total cost of goods sold	19,011	13,858
Gross profit	28,495	24,867
Gross profit margin	60.0%	64.2%
Operating expenses:
Product development	11,556	11,485
Sales and marketing	5,413	3,052
General and administrative	7,353	7,003
Depreciation of fixed assets	473	566
Amortization of internal-use software and intangibles	453	465
Other charges	214	225
Legal settlements	-	30
Total operating expense	25,462	22,826
Operating income	3,033	2,041
Other (income) expense:
Interest income	(101)	(22)
Interest expense	1	1
Other (income) expense, net	(304)	(103)
Income before taxes	3,437	2,165
Income tax expense	398	193
Net income	$3,039	$1,972
Series A convertible preferred stock dividends	(459)	(459)
Net income attributable to common shareholders	$2,580	$1,513

Weighted average shares outstanding - basic	24,598	24,014

Net income per share - basic:	$0.10	$0.06

Weighted average shares outstanding - diluted	25,370	25,178

Net income per share - diluted:	$0.10	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,

(In thousands)	2022	2021
Net income	3,039	$1,972
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(398)	(2)
Total comprehensive income	$2,641	$1,970

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2022	2021

Operating activities
Net income	$3,039	$1,972
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property & equipment	—	123
Depreciation of fixed assets	473	566
Amortization of internal-use software and intangibles	453	465
Deferred income taxes	(116)	(108)
Share-based compensation	2,488	3,621
Changes in operating assets and liabilities	(6,236)	1,356
Net cash provided by operating activities	101	7,995
Investing activities
Capital expenditures	(98)	(274)
Additional investments in corporate-owned life insurance policies	(7)	(2)
Net cash used in investing activities	(105)	(276)
Financing activities
Payment of preferred stock dividends	(918)	(918)
Repurchase of common shares to satisfy employee tax withholding	(820)	(2,070)
Principal payments under long-term obligations	(1)	(6)
Net cash used in financing activities	(1,739)	(2,994)
Effect of exchange rate changes on cash	(331)	6
Net (decrease) increase in cash and cash equivalents	(2,074)	4,731
Cash and cash equivalents at beginning of period	96,971	99,180
Cash and cash equivalents at end of period	$94,897	$103,911

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	2,623	—	—	2,623
Restricted shares issued, net	—	—	250	75	(75)	—	—	—
Shares issued upon exercise of SSARs	—	—	69	21	(21)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(22)	(7)	(866)	—	—	(873)
Net income	—	—	—	—	—	3,039	—	3,039
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(398)	(398)
Balance at June 30, 2022	31,607	$9,482	(6,582)	$(1,974)	$51,624	$42,598	$(454)	$101,276

	Three Months Ended June 30, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	3,726	—	—	3,726
Restricted shares issued, net	—	—	10	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	558	167	(167)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(10)	(3)	(623)	—	—	(626)
Net income	—	—	—	—	—	1,972	—	1,972
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	31,607	$9,482	(7,038)	$(2,111)	$40,190	$36,889	$37	$84,487

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Financial Statement Presentation

Nature of Operations

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts and cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys also is known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2023 refers to the fiscal year ending March 31, 2023.

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

The Condensed Consolidated Balance Sheet as of June 30, 2022, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements, except for the recently adopted accounting pronouncements described below. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission (SEC) on May 23, 2022.

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

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2022, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies from those disclosed therein.

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

Our proprietary software licenses typically provide for a perpetual right to use our software. Generally, our contracts do not provide significant services of integration, and customization and installation services are not required to be purchased directly from us. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the customer.

We recognize revenue for hardware sales when the product is shipped to the customer and when obligations that affect the customer's final acceptance of the arrangement have been fulfilled. Hardware is purchased from suppliers and provided to the end-user customers via drop-ship or from inventory. We are responsible for negotiating price both with the supplier and the customer, payment to the supplier, establishing payment terms and product returns with the customer, and we bear the credit risk if the customer does not pay for the goods. As the principal contact with the customer, we recognize revenue and cost of goods sold when we are notified by the supplier that the product has been shipped. In certain limited instances, as shipping terms dictate, revenue is recognized upon receipt at the point of destination or upon installation at the customer site.

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

We recognize maintenance service revenue primarily from providing unspecified updates, upgrades, bug fixes, and technical support services for our on-premise proprietary software. These services represent a stand-ready obligation that is concurrently delivered and has the same pattern of transfer to the customer; we account for these maintenance services as a single performance obligation recognized over the term of the maintenance agreement. Maintenance revenue also includes the same services provided by third-parties for remarketed software.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), subscription and maintenance and professional services. Revenue recognized at a point in time (products) totaled $11.0 million and $8.8 million, and over time (subscription and maintenance and professional services) totaled $36.5 million and $29.9 million for the three months ended June 30, 2022 and 2021, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $20.9 million and $17.4 million for the three months ended June 30, 2022 and 2021, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $1.5 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2022 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.3 million and $2.9 million of capitalized sales incentive costs as of June 30, 2022 and 2021, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2022 and 2021, we expensed $0.7 million and $0.7 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.3 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2022	March 31, 2022
Accrued liabilities:
Salaries, wages, and related benefits	$5,170	$7,870
Other taxes payable	2,164	1,994
Professional fees	144	373
Other	392	315
Total	$7,870	$10,552
Other non-current liabilities:
Uncertain tax positions	$1,160	$1,154
Deferred rent and asset retirement obligations	43	43
Employee benefit obligations	2,517	2,037
Other	72	70
Total	$3,792	$3,304

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Three Months Ended June, 30
(In thousands)	2022	2021
Cash (receipts) for interest, net	$(100)	$(21)
Cash payments for income tax, net	332	192
Cash payments for operating leases	1,468	969
Cash payments for finance leases	2	5
Accrued capital expenditures	158	24

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Income tax expense (benefit)	$398	$193
Effective tax rate	11.6%	8.9%

For the three months ended June 30, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provides, among other provisions, for the deferral of the employer-paid portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2022.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. This judgment affirmed by the U.S. Court of Appeals for the Federal Circuit in November 2019 with respect to all claims except for two, which were not asserted against Agilysys, and Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. In December 2021, the District Court denied Ameranth’s motion to assert additional claims against the defendants. In March 2022, the District Court granted summary judgment in favor of the defendants still facing the remaining claims. Subsequently, Ameranth appealed the grant of summary judgment with the U.S. Court of Appeals for the Federal Circuit. On May 11, 2022, in accordance with its prior rulings, the District Court entered judgment in favor of us and against Ameranth on all claims asserted against us. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

As of June 30, 2022, we have an additional operating lease that has not yet commenced of approximately $11.7 million. This operating lease will commence in fiscal year 2023 with a lease term of approximately eleven years.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Numerator:
Net income	$3,039	$1,972
Series A convertible preferred stock dividends	(459)	(459)
Net income attributable to common shareholders	$2,580	$1,513

Denominator:
Weighted average shares outstanding - basic	24,598	24,014
Dilutive SSARs	728	1,115
Dilutive unvested restricted shares	44	49
Weighted average shares outstanding - diluted	25,370	25,178

Income per share - basic:	$0.10	$0.06
Income per share - diluted:	$0.10	$0.06

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	1,797	1,735

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 390,361 and 138,736 of restricted shares at June 30, 2022 and 2021, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(In thousands)	2022	2021
Product development	1,521	2,065
Sales and marketing	275	331
General and administrative	692	1,225
Total share-based compensation expense	2,488	3,621

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the three months ended June 30, 2022 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2022	2,172,939	$24.02
Granted	—	—
Exercised	(114,360)	16.04
Forfeited	(19,171)	20.02
Expired	—	—
Outstanding at June 30, 2022	2,039,408	$24.51	4.2	$46,419
Exercisable at June 30, 2022	1,528,171	$24.50	4.1	$34,802
Vested and expected to vest at June 30, 2022	2,039,408	$24.51	4.2	$46,419

As of June 30, 2022, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $2.1 million, which is expected to be recognized over a weighted-average vesting period of 0.8 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the three months ended June 30, 2022 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2022	147,973	$43.56
Granted	252,707	42.91
Vested	(7,434)	36.68
Forfeited	(2,885)	45.76
Outstanding at June 30, 2022	390,361	$43.25

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of June 30, 2022, total unrecognized share-based compensation expense related to unvested restricted stock was $13.8 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 5,384 common shares to our Chief Executive Officer in May 2022 that vested immediately for a total value of $0.2 million.

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

11. Business Combination

On January 5, 2022 (the acquisition date), we acquired all the issued and outstanding shares of ResortSuite Inc. (“ResortSuite”), a Canada-based fully integrated property management solutions provider focused on the complex multi-amenity and resort market. The condensed consolidated financial statements include the results of ResortSuite’s operations since the acquisition date. The acquisition extends our solutions to customers in the complex multi-amenity and resort market.

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

In accordance with Accounting Standards Update (ASU) No. 2021-08, we applied Accounting Standards Codification Topic 606 to record certain customer accounts receivable and the contract liabilities assumed in the acquisition, which consisted of undelivered performance obligations under customer contracts. We adopted ASU 2021-08 early as permitted. As a result, in allocating the purchase price, we recorded $2.8 million of contract liabilities, representing the revenue that will be recognized as the underlying performance obligations are delivered.

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

The Company recognized acquisition costs of $0.1 million related to the acquisition of ResortSuite, consisting primarily of professional fees, during the three months ended June 30, 2022. The condensed consolidated statement of operations includes these costs in other charges.

Revenue attributable to ResortSuite included in our consolidated statement of operations for the three months ended June 30, 2022 was $1.3 million. Net income was not material.

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2022. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 24 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2022 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

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

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts and cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys also is known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies.

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

Revenue - Defined

As required by the SEC, we separately present revenue earned as products revenue, subscription and maintenance revenue or professional services revenue in our condensed consolidated statements of operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•
Revenue – We present revenue net of sales returns and allowances.
•
Products revenue – Revenue earned from the delivery of software licenses, third party hardware and operating systems.
•
Subscription and maintenance revenue – Revenue earned from the ongoing delivery of software updates, upgrades, bug fixes and technical support over the period covered by subscription or maintenance agreements with our customers for both proprietary and remarketed solutions.
•
Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed solutions.

Results of Operations

First Fiscal Quarter 2023 Compared to First Fiscal Quarter 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$11,046	$8,844	$2,202	24.9%
Subscription and maintenance	27,727	23,207	4,520	19.5%
Professional services	8,733	6,674	2,059	30.9%
Total net revenue	47,506	38,725	8,781	22.7%
Cost of goods sold:
Products	5,879	4,360	1,519	34.8%
Subscription and maintenance	6,286	4,744	1,542	32.5%
Professional services	6,846	4,754	2,092	44.0%
Total cost of goods sold	19,011	13,858	5,153	37.2%
Gross profit	$28,495	$24,867	$3,628	14.6%
Gross profit margin	60.0%	64.2%
Operating expenses:
Product development	$11,556	$11,485	$71	0.6%
Sales and marketing	5,413	3,052	2,361	77.4%
General and administrative	7,353	7,003	350	5.0%
Depreciation of fixed assets	473	566	(93)	(16.4)%
Amortization of internal-use software and intangibles	453	465	(12)	(2.6)%
Other charges	214	225	(11)	nm
Legal settlements	0	30	(30)	nm
Operating income	$3,033	$2,041	$992	48.6%
Operating income percentage	6.4%	5.3%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended June 30,
	2022	2021
Net revenue:
Products	23.2%	22.8%
Subscription and maintenance	58.4	59.9
Professional services	18.4	17.3
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	12.4%	11.3%
Subscription and maintenance	13.2	12.3
Professional services	14.4	12.2
Total net cost of goods sold	40.0%	35.8%
Gross profit	60.0%	64.2%
Operating expenses:
Product development	24.3%	29.7%
Sales and marketing	11.4	7.9
General and administrative	15.5	18.1
Depreciation of fixed assets	1.0	1.3
Amortization of internal-use software and intangibles	0.9	1.2
Other charges	0.5	0.6
Legal settlements	0.0	0.1
Operating income	6.4%	5.3%

nm - not meaningful

Net revenue. Total net revenue increased $8.8 million, or 22.7%, during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Products revenue increased $2.2 million, or 24.9%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $4.5 million, or 19.5%, compared to the first quarter of fiscal 2022 driven by continued growth in subscription-based service revenue, which increased 29.5% during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Professional services revenue increased $2.1 million, or 30.9%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $3.6 million, or 14.6%, during the first quarter of fiscal 2023 and total gross profit margin decreased from 64.2% to 60.0% driven by changes in the composition of revenue by category. Products gross profit increased $0.7 million, or 15.2%, and products gross profit margin decreased from 50.7% to 46.8% due to a higher proportion of third-party products over proprietary software revenue. Subscription and maintenance gross profit increased $3.0 million, or 16.1%, and gross profit margin decreased from 79.6% to 77.3% as certain variable costs increased ahead of related revenue. Professional services gross profit margin decreased from 28.8% to 21.6% as we continue to invest in and train new service team members to meet the growing installation and implementation activity.

Operating expenses

Operating expenses, excluding other charges and legal settlements, increased $2.7 million, or 11.9%, during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.

Product development. Product development increased $0.1 million, or 0.6%, in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 due to increases in salary rates across our development teams.

Sales and marketing. Sales and marketing increased $2.4 million, or 77.4%, in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 due to various sales and marketing investments including several key hires and significantly higher levels of marketing event and trade show activity.

General and administrative. General and administrative increased $0.4 million, or 5.0%, in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 due to investments in our information security and information technology infrastructure.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other (Income) Expenses

	Three Months Ended June 30,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other (income) expense:
Interest income	$(101)	$(22)	$79	nm
Interest expense	1	1	—	nm
Other income, net	(304)	(103)	201	nm
Total other (income) expense, net	$(404)	$(124)	$280	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other expense, net. Other expense, net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three Months Ended June 30,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax expense (benefit)	$398	$193	$(205)	(106.2)%
Effective tax rate	11.6%	8.9%

nm - not meaningful

For the three months ended June 30, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

At June 30, 2022, 100% of our cash and cash equivalents, of which 93% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash and cash equivalents of $94.9 million as of June 30, 2022, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$101	$7,995
Investing activities	(105)	(276)
Financing activities	(1,739)	(2,994)
Effect of exchange rate changes on cash	(331)	6
(Decrease) increase in cash	$(2,074)	$4,731

Cash flow provided by operating activities. Cash flow provided by operating activities was $0.1 million in the first three months of fiscal 2023. The provision of cash was due to cash-based earnings of $3.0 million, adjusted for non-cash expenses of $3.3 million including depreciation, amortization, and share-based compensation, and a decrease of $6.2 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow used in financing activities. During the first three months of fiscal 2023, the $1.7 million used in financing activities consisted primarily of $0.8 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.9 million in preferred stock dividends.

Contractual Obligations

As of June 30, 2022, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2022.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2022. There have been no material changes in our significant accounting policies and estimates since March 31, 2022.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2022. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2022. There have been no material changes in our market risk exposures since March 31, 2022.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, significant portions of our global workforce continued to operate primarily in a work from home environment for the quarter ended June 30, 2022. The design of our financial reporting processes, systems, and controls allows for remote operation with access to secure data.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2022 that may materially affect our business, results of operations, or financial condition.

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

AGILYSYS, INC.

Date:	July 29, 2022	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)