Form 10-Q
period 2022-09-30
AGILYSYS INC
filed 2022-10-28
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 21, 2022, the registrant had 25,064,471 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2022 (Unaudited)	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$96,196	$96,971
Accounts receivable, net of allowance for expected credit losses of $452 and $318, respectively	21,030	25,175
Contract assets	3,712	1,669
Inventories	9,659	6,940
Prepaid expenses and other current assets	5,830	5,418
Total current assets	136,427	136,173
Property and equipment, net	6,288	6,345
Operating lease right-of-use assets	15,715	9,889
Goodwill	32,759	32,759
Intangible assets, net	19,492	20,178
Deferred income taxes, non-current	2,789	2,664
Other non-current assets	7,296	6,154
Total assets	$220,766	$214,162
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,428	$9,766
Contract liabilities	37,560	46,095
Accrued liabilities	9,959	10,552
Operating lease liabilities, current	4,104	5,049
Finance lease obligations, current	3	4
Total current liabilities	62,054	71,466
Deferred income taxes, non-current	948	938
Operating lease liabilities, non-current	11,882	5,649
Finance lease obligations, non-current	—	2
Other non-current liabilities	3,829	3,304
Commitments and contingencies
Series A convertible preferred stock, no par value	35,459	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 25,058,198 and 24,728,532 shares outstanding at September 30, 2022 and March 31, 2022, respectively	9,482	9,482
Treasury shares, 6,548,633 and 6,878,299 at September 30, 2022 and March 31, 2022, respectively	(1,965)	(2,063)
Capital in excess of stated value	54,072	49,963
Retained earnings	45,715	40,018
Accumulated other comprehensive loss	(710)	(56)
Total shareholders' equity	106,594	97,344
Total liabilities and shareholders' equity	$220,766	$214,162

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net revenue:
Products	$10,548	$7,299	$21,594	$16,143
Subscription and maintenance	29,036	24,027	56,763	47,234
Professional services	8,158	6,566	16,891	13,240
Total net revenue	47,742	37,892	95,248	76,617
Cost of goods sold:
Products	5,434	3,660	11,314	8,020
Subscription and maintenance	6,170	5,019	12,456	9,763
Professional services	6,773	4,958	13,618	9,711
Total cost of goods sold	18,377	13,637	37,388	27,494
Gross profit	29,365	24,255	57,860	49,123
Gross profit margin	61.5%	64.0%	60.7%	64.1%
Operating expenses:
Product development	12,577	11,379	24,134	22,864
Sales and marketing	5,320	3,423	10,733	6,475
General and administrative	7,570	6,523	14,922	13,526
Depreciation of fixed assets	461	548	934	1,114
Amortization of internal-use software and intangibles	443	345	896	810
Other charges	67	580	281	805
Legal settlements	—	337	—	367
Total operating expense	26,438	23,135	51,900	45,961
Operating income	2,927	1,120	5,960	3,162
Other (income) expense:
Interest income	(380)	(14)	(482)	(35)
Interest expense	1	1	1	2
Other (income) expense, net	(112)	103	(414)	—
Income before taxes	3,418	1,030	6,855	3,195
Income tax (benefit) expense	(158)	48	240	241
Net income	$3,576	$982	$6,615	$2,954
Series A convertible preferred stock dividends	(459)	(459)	(918)	(918)
Net income attributable to common shareholders	$3,117	$523	$5,697	$2,036

Weighted average shares outstanding - basic	24,652	24,451	24,625	24,233

Net income per share - basic:	$0.13	$0.02	$0.23	$0.08

Weighted average shares outstanding - diluted	25,783	25,409	25,591	25,296

Net income per share - diluted:	$0.12	$0.02	$0.22	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	3,576	$982	6,615	$2,954
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(256)	20	(654)	18
Total comprehensive income	$3,320	$1,002	$5,961	$2,972

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2022	2021

Operating activities
Net income	$6,615	$2,954
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property & equipment	—	123
Depreciation of fixed assets	934	1,114
Amortization of internal-use software and intangibles	896	810
Deferred income taxes	(306)	(303)
Share-based compensation	5,944	6,963
Changes in operating assets and liabilities	(10,966)	12
Net cash provided by operating activities	3,117	11,673
Investing activities
Capital expenditures	(797)	(786)
Additional investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(799)	(788)
Financing activities
Payment of preferred stock dividends	(918)	(918)
Repurchase of common shares to satisfy employee tax withholding	(1,455)	(2,709)
Principal payments under long-term obligations	(2)	(11)
Net cash used in financing activities	(2,375)	(3,638)
Effect of exchange rate changes on cash	(718)	(38)
Net (decrease) increase in cash and cash equivalents	(775)	7,209
Cash and cash equivalents at beginning of period	96,971	99,180
Cash and cash equivalents at end of period	$96,196	$106,389

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2022	31,607	$9,482	(6,582)	$(1,974)	$51,624	$42,598	$(454)	$101,276
Share-based compensation	—	—	—	—	3,396	—	—	3,396
Restricted shares issued, net	—	—	(5)	(2)	2	—	—	—
Shares issued upon exercise of SSARs	—	—	54	16	(16)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(17)	(5)	(934)	—	—	(939)
Net income	—	—	—	—	—	3,576	—	3,576
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(256)	(256)
Balance at September 30, 2022	31,607	$9,482	(6,550)	$(1,965)	$54,072	$45,715	$(710)	$106,594

	Three Months Ended September 30, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2021	31,607	$9,482	(7,038)	$(2,111)	$40,190	$36,889	$37	$84,487
Share-based compensation	—	—	—	—	3,327	—	—	3,327
Restricted shares issued, net	—	—	1	—	—	—	—	—
Shares issued upon exercise of SSARs	—	—	51	15	(15)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(14)	(4)	(635)	—	—	(639)
Net income	—	—	—	—	—	982	—	982
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	20	20
Balance at September 30, 2021	31,607	$9,482	(7,000)	$(2,100)	$42,867	$37,412	$57	$87,718

	Six Months Ended September 30, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	6,019	—	—	6,019
Restricted shares issued, net	—	—	245	73	(73)	—	—	—
Shares issued upon exercise of SSARs	—	—	123	37	(37)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(39)	(12)	(1,800)	—	—	(1,812)
Net income	—	—	—	—	—	6,615	—	6,615
Series A convertible preferred stock dividends	—	—	—	—	—	(918)	—	(918)
Unrealized translation adjustments	—	—	—	—	—	—	(654)	(654)
Balance at September 30, 2022	31,607	$9,482	(6,550)	$(1,965)	$54,072	$45,715	$(710)	$106,594

	Six Months Ended September 30, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	7,053	—	—	7,053
Restricted shares issued, net	—	—	11	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	609	182	(182)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(24)	(7)	(1,258)	—	—	(1,265)
Net income	—	—	—	—	—	2,954	—	2,954
Series A convertible preferred stock dividends	—	—	—	—	—	(918)	—	(918)
Unrealized translation adjustments	—	—	—	—	—	—	18	18
Balance at September 30, 2021	31,607	$9,482	(7,000)	$(2,100)	$42,867	$37,412	$57	$87,718

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

The Condensed Consolidated Balance Sheet as of September 30, 2022, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission (SEC) on May 23, 2022.

Use of estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates due to uncertainties.

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

We derive maintenance service revenue from providing unspecified updates, upgrades, bug fixes, and technical support services for our proprietary software. These services represent a stand-ready obligation that is concurrently delivered and has the same pattern of transfer to the customer; we account for these maintenance services as a single performance obligation. Maintenance revenue includes the same services provided by third-parties for remarketed software. We recognize substantially all maintenance revenue over the contract period of the maintenance agreement. We also recognize certain maintenance service revenue based on the volume of payment transactions processed by third parties through access to our software.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), subscription and maintenance and professional services. Revenue recognized at a point in time (products) totaled $10.5 million and $21.6 million, and $7.3 million and $16.1 million for the three and six months ended September 30, 2022 and 2021, respectively. Revenue recognized over time (subscription and maintenance and professional services) totaled $37.2 million and $73.7 million, and $30.6 million and $60.5 million for the three and six months ended September 30, 2022 and 2021, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $13.9 million and $12.2 million for the three months ended September 30, 2022 and 2021, respectively, and $34.7 million and $29.6 million for the six months ended September 30, 2022 and 2021, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $2.3 million for the six months ended September 30, 2022 and 2021, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2022 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.4 million and $3.1 million of capitalized sales incentive costs as of September 30, 2022 and 2021, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2022, we expensed $0.8 million and $1.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.6 million, respectively. During the comparable periods ending September 30, 2021, we expensed $0.5 million and $1.2 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.6 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2022	March 31, 2022
Accrued liabilities:
Salaries, wages, and related benefits	$7,650	$7,870
Other taxes payable	1,745	1,994
Professional fees	242	373
Other	322	315
Total	$9,959	$10,552
Other non-current liabilities:
Uncertain tax positions	$1,166	$1,154
Deferred rent and asset retirement obligations	43	43
Employee benefit obligations	2,548	2,037
Other	72	70
Total	$3,829	$3,304

During the three months ended September 30, 2022, an operating lease commenced with a lease term of approximately eleven years. Accordingly, we recorded the net lease obligation in operating lease liabilities and the associated operating lease right-of-use asset in the condensed consolidated balance sheet as of September 30, 2022.

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2022	2021
Cash (receipts) for interest, net	$(407)	$(13)
Cash payments for income tax, net	624	439
Cash payments for operating leases	2,619	2,308
Cash payments for finance leases	3	10
Accrued capital expenditures	270	45

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Income tax (benefit) expense	$(158)	$48	$240	$241
Effective tax rate	(4.6)%	4.7%	3.5%	7.5%

For the three and six months ended September 30, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid and granted summary judgment in favor of the movant co-defendants. This judgment was affirmed by the U.S. Court of Appeals for the Federal Circuit in November 2019 with respect to all claims except for two, which were not asserted against Agilysys, and Ameranth’s writ of certiorari to the United States Supreme Court was denied in October 2020. In December 2021, the District Court denied Ameranth’s motion to assert additional claims against the defendants. In March 2022, the District Court granted summary judgment in favor of the defendants still facing the remaining claims. Subsequently, Ameranth appealed the grant of summary judgment with the U.S. Court of Appeals for the Federal Circuit. On May 11, 2022, in accordance with its prior rulings, the District Court entered judgment in favor of us and against Ameranth on all claims asserted against us, however, Ameranth's appeal remains pending. At this time, we are not able to predict the outcome of this lawsuit. However, we dispute the allegations of wrongdoing and are vigorously defending ourselves in this matter.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$3,576	$982	$6,615	$2,954
Series A convertible preferred stock dividends	(459)	(459)	(918)	(918)
Net income attributable to common shareholders	$3,117	$523	$5,697	$2,036

Denominator:
Weighted average shares outstanding - basic	24,652	24,451	24,625	24,233
Dilutive SSARs	992	892	881	1,005
Dilutive unvested restricted shares	139	66	85	58
Weighted average shares outstanding - diluted	25,783	25,409	25,591	25,296

Income per share - basic:	$0.13	$0.02	$0.23	$0.08
Income per share - diluted:	$0.12	$0.02	$0.22	$0.08

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	1,735	1,735	1,736	1,735

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 377,491 and 139,332 of restricted shares at September 30, 2022 and 2021, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Product development	2,141	1,751	3,662	3,816
Sales and marketing	290	335	565	666
General and administrative	1,025	1,256	1,717	2,481
Total share-based compensation expense	3,456	3,342	5,944	6,963

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the six months ended September 30, 2022 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2022	2,172,939	$24.02
Granted	—	—
Exercised	(201,612)	17.77
Forfeited	(24,762)	20.02
Expired	—	—
Outstanding at September 30, 2022	1,946,565	$24.72	3.9	$59,618
Exercisable at September 30, 2022	1,619,517	$24.82	3.8	$49,439
Vested and expected to vest at September 30, 2022	1,946,565	$24.72	3.9	$59,618

As of September 30, 2022, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $1.0 million, which is expected to be recognized over a weighted-average vesting period of 0.5 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the six months ended September 30, 2022 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2022	147,973	$43.56
Granted	253,968	42.94
Vested	(15,878)	44.70
Forfeited	(8,572)	44.67
Outstanding at September 30, 2022	377,491	$43.09

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of September 30, 2022, total unrecognized share-based compensation expense related to unvested restricted shares was $11.2 million, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

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

The Company recognized acquisition costs of $0.1 million related to the acquisition of ResortSuite, consisting primarily of professional fees, during the six months ended September 30, 2022. The condensed consolidated statement of operations includes these costs in other charges.

Revenue attributable to ResortSuite included in our consolidated statement of operations for the three and six months ended September 30, 2022, respectively, was $1.3 million and $2.6 million. Net income was not material.

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

Our Business

Agilysys is well known for its long heritage of hospitality-focused technology innovation. The Company delivers modular and integrated software solutions and expertise to businesses seeking to maximize Return on Experience (ROE) through hospitality encounters that are both personal and profitable. Over time, customers achieve High Return Hospitality by consistently delighting guests, retaining staff and growing margins. Customers around the world include: branded and independent hotels; multi-amenity resort properties; casinos; property, hotel and resort management companies; cruise lines; corporate dining providers; higher education campus dining providers; food service management companies; hospitals; lifestyle communities; senior living facilities; stadiums; and theme parks. The Agilysys Hospitality Cloud™ combines core operational systems for property management (PMS), point-of-sale (POS) and Inventory and Procurement (I&P) with Experience Enhancers™ that meaningfully improve interactions for guests and for employees across dimensions such as digital access, mobile convenience, self-service control, personal choice, payment options, service coverage and real-time insights to improve decisions. Core solutions and Experience Enhancers are selectively combined in Hospitality Solution Studios™ tailored to specific hospitality settings and business needs.

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
•
Growing revenue by improving the breadth and depth of our product set across both point-of-sale and property management applications
•
Growing revenue through international expansion

The primary objective of our ongoing strategic planning process is to create shareholder value by capitalizing on growth opportunities, increasing profitability and strengthening our competitive position within the specific technology solutions and end markets we serve. Profitability and industry-leading growth will be achieved through tighter management of operating expenses and sharpening the focus of our investments to concentrate on growth opportunities that offer the highest returns.

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

Results of Operations

Second Fiscal Quarter 2023 Compared to Second Fiscal Quarter 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$10,548	$7,299	$3,249	44.5%
Subscription and maintenance	29,036	24,027	5,009	20.8%
Professional services	8,158	6,566	1,592	24.2%
Total net revenue	47,742	37,892	9,850	26.0%
Cost of goods sold:
Products	5,434	3,660	1,774	48.5%
Subscription and maintenance	6,170	5,019	1,151	22.9%
Professional services	6,773	4,958	1,815	36.6%
Total cost of goods sold	18,377	13,637	4,740	34.8%
Gross profit	$29,365	$24,255	$5,110	21.1%
Gross profit margin	61.5%	64.0%
Operating expenses:
Product development	$12,577	$11,379	$1,198	10.5%
Sales and marketing	5,320	3,423	1,897	55.4%
General and administrative	7,570	6,523	1,047	16.1%
Depreciation of fixed assets	461	548	(87)	(15.9)%
Amortization of internal-use software and intangibles	443	345	98	28.4%
Other charges	67	580	(513)	nm
Legal settlements	-	337	(337)	nm
Operating income	$2,927	$1,120	$1,807	161.3%
Operating income percentage	6.1%	3.0%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended September 30,
	2022	2021
Net revenue:
Products	22.1%	19.3%
Subscription and maintenance	60.8	63.4
Professional services	17.1	17.3
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.4%	9.7%
Subscription and maintenance	12.9	13.2
Professional services	14.2	13.1
Total net cost of goods sold	38.5%	36.0%
Gross profit	61.5%	64.0%
Operating expenses:
Product development	26.3%	30.0%
Sales and marketing	11.2	9.0
General and administrative	15.9	17.2
Depreciation of fixed assets	1.0	1.5
Amortization of internal-use software and intangibles	0.9	0.9
Other charges	0.1	1.5
Legal settlements	-	0.9
Operating income	6.1%	3.0%

Net revenue. Total net revenue increased $9.9 million, or 26.0%, during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Products revenue increased $3.2 million, or 44.5%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $5.0 million, or 20.8%, compared to the second quarter of fiscal 2022 driven by continued growth in subscription-based service revenue, which increased 28.6% during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Professional services revenue increased $1.6 million, or 24.2%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $5.1 million, or 21.1%, during the second quarter of fiscal 2023 and total gross profit margin decreased from 64.0% to 61.5% compared to the second quarter of fiscal 2022 driven by changes in the composition of revenue by category. Products gross profit increased $1.5 million, or 40.5%, and products gross profit margin decreased from 49.9% to 48.5% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $3.9 million, or 20.3%, and gross profit margin decreased from 79.1% to 78.8% as certain variable costs increased ahead of related revenue. Professional services gross profit margin decreased from 24.5% to 17.0% reflecting lower utilization rates due to higher non-billable hours on new, more complex multi-solution implementations.

Operating expenses

Operating expenses, excluding other charges and legal settlements, increased $4.2 million, or 18.7%, during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022.

Product development. Product development increased $1.2 million, or 10.5%, in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 due to hiring and increased salary rates across our development teams.

Sales and marketing. Sales and marketing increased $1.9 million, or 55.4%, in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 due to various sales and marketing investments including several key hires, significantly higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $1.0 million, or 16.1%, in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 due to hiring and increased salary rates across our administrative teams including information security, information technology, and business operations.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other (Income) Expenses

	Three Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other (income) expense:
Interest income	$(380)	$(14)	$366	nm
Interest expense	1	1	—	nm
Other (income) expense, net	(112)	103	215	nm
Total other (income) expense, net	$(491)	$90	$581	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other (income) expense, net. Other (income) expense, net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax (benefit) expense	$(158)	$48	$206	429.2%
Effective tax rate	(4.6)%	4.7%

nm - not meaningful

For the three months ended September 30, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

Results of Operations

First Half Fiscal 2023 Compared to First Half Fiscal 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$21,594	$16,143	$5,451	33.8%
Subscription and maintenance	56,763	47,234	9,529	20.2%
Professional services	16,891	13,240	3,651	27.6%
Total net revenue	95,248	76,617	18,631	24.3%
Cost of goods sold:
Products	11,314	8,020	3,294	41.1%
Subscription and maintenance	12,456	9,763	2,693	27.6%
Professional services	13,618	9,711	3,907	40.2%
Total cost of goods sold	37,388	27,494	9,894	36.0%
Gross profit	$57,860	$49,123	$8,737	17.8%
Gross profit margin	60.7%	64.1%
Operating expenses:
Product development	$24,134	$22,864	$1,270	5.6%
Sales and marketing	10,733	6,475	4,258	65.8%
General and administrative	14,922	13,526	1,396	10.3%
Depreciation of fixed assets	934	1,114	(180)	(16.2)%
Amortization of internal-use software and intangibles	896	810	86	10.6%
Other charges	281	805	(524)	(65.1)%
Legal settlements	-	367	(367)	nm
Operating income	$5,960	$3,162	$2,798	88.5%
Operating income percentage	6.3%	4.1%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six Months Ended September 30,
	2022	2021
Net revenue:
Products	22.7%	21.1%
Subscription and maintenance	59.6	61.6
Professional services	17.7	17.3
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.9%	10.5%
Subscription and maintenance	13.1	12.7
Professional services	14.3	12.7
Total net cost of goods sold	39.3%	35.9%
Gross profit	60.7%	64.1%
Operating expenses:
Product development	25.3%	29.8%
Sales and marketing	11.2	8.5
General and administrative	15.7	17.7
Depreciation of fixed assets	1.0	1.3
Amortization of internal-use software and intangibles	0.9	1.1
Other charges	0.3	1.1
Legal settlements	-	0.5
Operating income	6.3%	4.1%

Net revenue. Total net revenue increased $18.6 million, or 24.3%, during the first half of fiscal 2023 compared to the first half of fiscal 2022. Products revenue increased $5.5 million, or 33.8%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $9.5 million, or 20.2%, compared to the first half of fiscal 2022 driven by continued growth in subscription-based service revenue, which increased 29.0% during the first half of fiscal 2023 compared to the first half of fiscal 2022. Professional services revenue increased $3.7 million, or 27.6%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $8.7 million, or 17.8%, during the first half of fiscal 2023 and total gross profit margin decreased from 64.1% to 60.7% compared to the first half of fiscal 2022 driven by changes in the composition of revenue by category. Products gross profit increased $2.2 million, or 26.6%, and products gross profit margin decreased from 50.3% to 47.6% due to a higher proportion of third-party products over proprietary software revenue. Subscription and maintenance gross profit increased $6.8 million, or 18.2%, and gross profit margin decreased from 79.3% to 78.1% as certain variable costs increased ahead of related revenue. Professional services gross profit margin decreased from 26.7% to 19.4% reflecting lower utilization rates due to higher non-billable hours on new, more complex solution implementations.

Operating expenses

Operating expenses, excluding other charges and legal settlements, increased $6.8 million, or 15.2%, during the first half of fiscal 2023 compared with the first half of fiscal 2022.

Product development. Product development increased $1.3 million, or 5.6%, in the first half of fiscal 2023 compared with the first half of fiscal 2022 due to hiring and increased salary rates across our development teams.

Sales and marketing. Sales and marketing increased $4.3 million, or 65.8%, in the first half of fiscal 2023 compared with the first half of fiscal 2022 due to various sales and marketing investments including several key hires, significantly higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $1.4 million, or 10.3%, in the first half of fiscal 2023 compared with the first half of fiscal 2022 due to investments in our information security and information technology infrastructure along with hiring and increased salary rates across our administrative teams including information security, information technology, and business operations.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other (Income) Expenses

	Six Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other (income) expense:
Interest income	$(482)	$(35)	$447	nm
Interest expense	1	2	1	nm
Other (income) expense, net	(414)	—	414	nm
Total other (income) expense, net	$(895)	$(33)	$862	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other (income) expense, net. Other (income) expense, net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Six Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax expense	$240	$241	$1	0.4%
Effective tax rate	3.5%	7.5%

nm - not meaningful

For the six months ended September 30, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space and preferred stock dividends.

At September 30, 2022, 100% of our cash and cash equivalents, of which 93% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash and cash equivalents of $96.2 million as of September 30, 2022, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$3,117	$11,673
Investing activities	(799)	(788)
Financing activities	(2,375)	(3,638)
Effect of exchange rate changes on cash	(718)	(38)
(Decrease) increase in cash	$(775)	$7,209

Cash flow provided by operating activities. Cash flow provided by operating activities was $3.1 million in the first six months of fiscal 2023. The provision of cash was due to cash-based earnings of $6.6 million, adjusted for non-cash expenses of $7.5 million including depreciation, amortization, and share-based compensation, and a decrease of $11.0 million in net operating assets and liabilities.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow used in financing activities. During the first six months of fiscal 2023, the $2.4 million used in financing activities consisted primarily of $1.5 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.9 million in preferred stock dividends.

Contractual Obligations

As of September 30, 2022, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2022, other than the operating lease that commenced during the three months ended September 30, 2022, as described in Note 4, Additional Balance Sheet Information, to the condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Significant portions of our global workforce continued to operate primarily in a work from home environment for the quarter ended September 30, 2022. The design of our financial reporting processes, systems, and controls allows for remote operation with access to secure data.

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

AGILYSYS, INC.

Date:	October 28, 2022	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)