Form 10-Q
period 2022-12-31
AGILYSYS INC
filed 2023-01-26
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of January 20, 2023, the registrant had 25,208,598 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2022 (Unaudited)	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$105,818	$96,971
Accounts receivable, net of allowance for expected credit losses of $655 and $318, respectively	31,953	25,175
Contract assets	2,531	1,669
Inventories	10,349	6,940
Prepaid expenses and other current assets	8,432	5,418
Total current assets	159,083	136,173
Property and equipment, net	9,696	6,345
Operating lease right-of-use assets	14,823	9,889
Goodwill	33,569	32,759
Intangible assets, net	19,165	20,178
Deferred income taxes, non-current	2,380	2,664
Other non-current assets	7,445	6,154
Total assets	$246,161	$214,162
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,752	$9,766
Contract liabilities	55,915	46,095
Accrued liabilities	11,728	10,552
Operating lease liabilities, current	3,734	5,049
Finance lease obligations, current	3	4
Total current liabilities	81,132	71,466
Deferred income taxes, non-current	1,679	938
Operating lease liabilities, non-current	12,509	5,649
Finance lease obligations, non-current	—	2
Other non-current liabilities	3,929	3,304
Commitments and contingencies
Series A convertible preferred stock, no par value	35,000	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 25,184,727 and 24,728,532 shares outstanding at December 31, 2022 and March 31, 2022, respectively	9,482	9,482
Treasury shares, 6,422,104 and 6,878,299 at December 31, 2022 and March 31, 2022, respectively	(1,926)	(2,063)
Capital in excess of stated value	56,166	49,963
Retained earnings	49,148	40,018
Accumulated other comprehensive loss	(958)	(56)
Total shareholders' equity	111,912	97,344
Total liabilities and shareholders' equity	$246,161	$214,162

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Net revenue:
Products	$10,697	$8,101	$32,291	$24,244
Subscription and maintenance	30,154	25,136	86,917	72,371
Professional services	9,069	6,223	25,960	19,463
Total net revenue	49,920	39,460	145,168	116,078
Cost of goods sold:
Products	5,368	4,400	16,682	12,420
Subscription and maintenance	6,767	5,421	19,223	15,184
Professional services	7,009	4,923	20,627	14,634
Total cost of goods sold	19,144	14,744	56,532	42,238
Gross profit	30,776	24,716	88,636	73,840
Gross profit margin	61.7%	62.6%	61.1%	63.6%
Operating expenses:
Product development	12,416	11,210	36,550	34,074
Sales and marketing	5,886	3,943	16,619	10,418
General and administrative	7,928	6,804	22,850	20,330
Depreciation of fixed assets	437	495	1,371	1,609
Amortization of internal-use software and intangibles	430	267	1,326	1,077
Other charges	93	381	374	1,187
Legal settlements	104	4	104	371
Total operating expense	27,294	23,104	79,194	69,066
Operating income	3,482	1,612	9,442	4,774
Other (income) expense:
Interest income	(704)	(10)	(1,186)	(45)
Interest expense	—	4	—	5
Other (income) expense, net	(384)	52	(799)	53
Income before taxes	4,570	1,566	11,427	4,761
Income tax expense	678	24	920	265
Net income	$3,892	$1,542	$10,507	$4,496
Series A convertible preferred stock dividends	(459)	(459)	(1,377)	(1,377)
Net income attributable to common shareholders	$3,433	$1,083	$9,130	$3,119

Weighted average shares outstanding - basic	24,703	24,477	24,651	24,315

Net income per share - basic:	$0.14	$0.04	$0.37	$0.13

Weighted average shares outstanding - diluted	26,070	25,392	25,780	25,327

Net income per share - diluted:	$0.13	$0.04	$0.35	$0.12

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2022	2021	2022	2021
Net income	3,892	$1,542	10,507	$4,496
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation adjustments	(248)	11	(902)	29
Total comprehensive income	$3,644	$1,553	$9,605	$4,525

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2022	2021

Operating activities
Net income	$10,507	$4,496
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property & equipment	—	123
Depreciation of fixed assets	1,371	1,609
Amortization of internal-use software and intangibles	1,326	1,077
Deferred income taxes	(378)	(491)
Share-based compensation	9,410	10,802
Changes in operating assets and liabilities	(4,556)	4,199
Net cash provided by operating activities	17,680	21,815
Investing activities
Capital expenditures	(3,616)	(1,078)
Additional investments in corporate-owned life insurance policies	(27)	(3)
Net cash used in investing activities	(3,643)	(1,081)
Financing activities
Payment of preferred stock dividends	(1,836)	(1,836)
Repurchase of common shares to satisfy employee tax withholding	(2,924)	(2,902)
Principal payments under long-term obligations	(3)	(16)
Net cash used in financing activities	(4,763)	(4,754)
Effect of exchange rate changes on cash	(427)	(38)
Net increase in cash and cash equivalents	8,847	15,942
Cash and cash equivalents at beginning of period	96,971	99,180
Cash and cash equivalents at end of period	$105,818	$115,122

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2022	31,607	$9,482	(6,550)	$(1,965)	$54,072	$45,715	$(710)	$106,594
Share-based compensation	—	—	—	—	3,323	—	—	3,323
Restricted shares issued, net	—	—	86	26	(26)	—	—	—
Shares issued upon exercise of SSARs	—	—	58	18	(18)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(16)	(5)	(1,185)	—	—	(1,190)
Net income	—	—	—	—	—	3,892	—	3,892
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(248)	(248)
Balance at December 31, 2022	31,607	$9,482	(6,422)	$(1,926)	$56,166	$49,148	$(958)	$111,912

	Three Months Ended December 31, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2021	31,607	$9,482	(7,000)	$(2,100)	$42,867	$37,412	$57	$87,718
Share-based compensation	—	—	—	—	3,794	—	—	3,794
Restricted shares issued, net	—	—	92	28	(28)	—	—	—
Shares issued upon exercise of SSARs	—	—	17	5	(5)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(4)	(1)	(192)	—	—	(193)
Net income	—	—	—	—	—	1,542	—	1,542
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	11	11
Balance at December 31, 2021	31,607	$9,482	(6,895)	$(2,068)	$46,436	$38,495	$68	$92,413

	Nine Months Ended December 31, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	9,342	—	—	9,342
Restricted shares issued, net	—	—	331	99	(99)	—	—	—
Shares issued upon exercise of SSARs	—	—	181	55	(55)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(55)	(17)	(2,985)	—	—	(3,002)
Net income	—	—	—	—	—	10,507	—	10,507
Series A convertible preferred stock dividends	—	—	—	—	—	(1,377)	—	(1,377)
Unrealized translation adjustments	—	—	—	—	—	—	(902)	(902)
Balance at December 31, 2022	31,607	$9,482	(6,422)	$(1,926)	$56,166	$49,148	$(958)	$111,912

	Nine Months Ended December 31, 2021
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	10,847	—	—	10,847
Restricted shares issued, net	—	—	103	31	(31)	—	—	—
Shares issued upon exercise of SSARs	—	—	626	187	(187)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(28)	(8)	(1,450)	—	—	(1,458)
Net income	—	—	—	—	—	4,496	—	4,496
Series A convertible preferred stock dividends	—	—	—	—	—	(1,377)	—	(1,377)
Unrealized translation adjustments	—	—	—	—	—	—	29	29
Balance at December 31, 2021	31,607	$9,482	(6,895)	$(2,068)	$46,436	$38,495	$68	$92,413

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

The Condensed Consolidated Balance Sheet as of December 31, 2022, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended December 31, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (software licenses, third party hardware and operating systems), subscription and maintenance and professional services. Revenue recognized at a point in time (products) totaled $10.7 million and $32.3 million, and $8.1 million and $24.2 million for the three and nine months ended December 31, 2022 and 2021, respectively. Revenue recognized over time (subscription and maintenance and professional services) totaled $39.2 million and $112.9 million, and $31.4 million and $91.8 million for the three and nine months ended December 31, 2022 and 2021, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $9.4 million and $7.5 million for the three months ended December 31, 2022 and 2021, respectively, and $44.2 million and $36.9 million for the nine months ended December 31, 2022 and 2021, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.1 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively, and $1.7 million and $2.3 million for the nine months ended December 31, 2022 and 2021, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2022 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.7 million and $3.1 million of capitalized sales incentive costs as of December 31, 2022 and 2021, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2022, we expensed $1.1 million and $2.6 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.9 million, respectively. During the comparable periods ending December 31, 2021, we expensed $0.6 million and $1.8 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.9 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2022	March 31, 2022
Accrued liabilities:
Salaries, wages, and related benefits	$7,877	$7,870
Other taxes payable	2,894	1,994
Professional fees	546	373
Other	411	315
Total	$11,728	$10,552
Other non-current liabilities:
Uncertain tax positions	$1,173	$1,154
Employee benefit obligations	2,641	2,037
Other	115	113
Total	$3,929	$3,304

During the nine months ended December 31, 2022, an operating lease commenced with a lease term of approximately eleven years. Accordingly, we reported the net lease obligation in operating lease liabilities and the associated operating lease right-of-use asset in the condensed consolidated balance sheet as of December 31, 2022.

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2022	2021
Cash (receipts) for interest, net	$(1,046)	$(6)
Cash payments for income tax, net	912	631
Cash payments for operating leases	4,207	3,676
Cash payments for finance leases	4	15
Accrued capital expenditures	332	1

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands)	2022	2021	2022	2021
Income tax expense	$678	$24	$920	$265
Effective tax rate	14.8%	1.5%	8.1%	5.6%

For the three and nine months ended December 31, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$3,892	$1,542	$10,507	$4,496
Series A convertible preferred stock dividends	(459)	(459)	(1,377)	(1,377)
Net income attributable to common shareholders	$3,433	$1,083	$9,130	$3,119

Denominator:
Weighted average shares outstanding - basic	24,703	24,477	24,651	24,315
Dilutive SSARs	1,149	826	996	943
Dilutive unvested restricted shares	218	89	133	69
Weighted average shares outstanding - diluted	26,070	25,392	25,780	25,327

Income per share - basic:	$0.14	$0.04	$0.37	$0.13
Income per share - diluted:	$0.13	$0.04	$0.35	$0.12

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	1,736	1,764	1,751	1,736

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 459,306 and 231,199 of restricted shares at December 31, 2022 and 2021, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Product development	2,108	2,217	5,770	6,033
Sales and marketing	257	345	822	1,011
General and administrative	1,101	1,277	2,818	3,758
Total share-based compensation expense	3,466	3,839	9,410	10,802

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the nine months ended December 31, 2022 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2022	2,172,939	$24.02
Granted	—	—
Exercised	(285,909)	18.40
Forfeited	(27,463)	20.02
Expired	—	—
Outstanding at December 31, 2022	1,859,567	$24.95	3.6	$100,773
Exercisable at December 31, 2022	1,712,468	$25.12	3.6	$92,514
Vested and expected to vest at December 31, 2022	1,859,567	$24.95	3.6	$100,773

As of December 31, 2022, total unrecognized share-based compensation expense related to non-vested service condition SSARs was $0.3 million, which is expected to be recognized over a weighted-average vesting period of 0.2 years.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the nine months ended December 31, 2022 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2022	147,973	$43.56
Granted	342,642	48.76
Vested	(20,048)	44.00
Forfeited	(11,261)	44.81
Outstanding at December 31, 2022	459,306	$47.41

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of December 31, 2022, total unrecognized share-based compensation expense related to unvested restricted shares was $14.2 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

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

The purchase price consisted of $22.6 million of cash paid at closing, funded from cash on hand, partially offset by $0.3 million of ResortSuite’s cash received in the acquisition, $2.2 million of cash paid in March for certain ResortSuite tax liabilities, and $0.4 million in cash received in January 2023 upon release of escrow funds resulting in net cash consideration of $24.1 million. We allocated the purchase price for ResortSuite to the intangible and certain tangible assets acquired and certain liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. We determined the fair values assigned to identifiable intangible assets acquired primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

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

The following table sets forth the components and the allocation of the purchase price for our acquisition of ResortSuite:

(In thousands)	Total
Components of Purchase Price:
Cash	$24,405
Total purchase price	$24,405

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable, net	$2,025
Other current assets, including cash acquired	519
Other assets	567
Current and other liabilities	(768)
Contract liabilities	(2,835)
Deferred income taxes, non-current	(1,204)
Net tangible assets (liabilities)	(1,696)
Identifiable intangible assets:
Customer relationships	9,634
Non-competition agreements	848
Developed technology	827
Trade names	846
Total identifiable intangible assets	12,155
Goodwill	13,946
Total purchase price allocation	$24,405

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

The goodwill recognized in the ResortSuite purchase price allocation is attributable to synergies in products and technologies to serve a broader customer base, and the addition of a skilled, assembled workforce. The acquisition resulted in the recognition of $13.9 million of goodwill, which is expected to be deductible for income tax purposes. During the three months ended December 31, 2022, we increased goodwill by $0.8 million to record deferred income tax liabilities identified during the measurement period related to Canada tax treatment of certain intangible assets and to record final working capital adjustments related to the purchase price.

The Company recognized acquisition costs of $0.2 million related to the acquisition of ResortSuite, consisting primarily of professional fees, during the nine months ended December 31, 2022. The condensed consolidated statement of operations includes these costs in other charges.

Revenue attributable to ResortSuite included in our consolidated statement of operations for the three and nine months ended December 31, 2022, respectively, was $1.4 million and $4.0 million.

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

Overview

Recent Developments

COVID-19 Pandemic

The World Health Organization declared COVID-19 a pandemic on March 11, 2020. COVID-19 has had a significant impact on our business since that time. The pandemic has created significant economic challenges as organizations and governmental authorities around the world have implemented numerous measures attempting to contain the spread of COVID-19, including travel restrictions, border closings, shelter-in-place orders, and social distancing requirements. Our customers and suppliers have closed or have otherwise applied restrictions at certain sites in response to the pandemic. Similarly, we have provided remote working arrangements for our employees, limited business travel, and canceled or shifted various events to virtual attendance. We have localized our pandemic response to the countries and specific locations in which we, our customers and our suppliers operate.

The extent to which COVID-19 will continue impacting our financial condition and results of operations remains uncertain and depends on various factors, including the ongoing or recurring impact on our business and on the operation of the global markets in general. We continue to monitor and evaluate the operational impact and may take further actions that alter our business operations that we believe are in the best interests of our employees, customers, partners, suppliers, shareholders, and other stakeholders.

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

Results of Operations

Third Fiscal Quarter 2023 Compared to Third Fiscal Quarter 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$10,697	$8,101	$2,596	32.0%
Subscription and maintenance	30,154	25,136	5,018	20.0%
Professional services	9,069	6,223	2,846	45.7%
Total net revenue	49,920	39,460	10,460	26.5%
Cost of goods sold:
Products	5,368	4,400	968	22.0%
Subscription and maintenance	6,767	5,421	1,346	24.8%
Professional services	7,009	4,923	2,086	42.4%
Total cost of goods sold	19,144	14,744	4,400	29.8%
Gross profit	$30,776	$24,716	$6,060	24.5%
Gross profit margin	61.7%	62.6%
Operating expenses:
Product development	$12,416	$11,210	$1,206	10.8%
Sales and marketing	5,886	3,943	1,943	49.3%
General and administrative	7,928	6,804	1,124	16.5%
Depreciation of fixed assets	437	495	(58)	(11.7)%
Amortization of internal-use software and intangibles	430	267	163	61.0%
Other charges	93	381	(288)	nm
Legal settlements	104	4	100	nm
Operating income	$3,482	$1,612	$1,870	116.0%
Operating income percentage	7.0%	4.1%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended December 31,
	2022	2021
Net revenue:
Products	21.4%	20.5%
Subscription and maintenance	60.4	63.7
Professional services	18.2	15.8
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	10.7%	11.2%
Subscription and maintenance	13.6	13.7
Professional services	14.0	12.5
Total net cost of goods sold	38.3%	37.4%
Gross profit	61.7%	62.6%
Operating expenses:
Product development	24.8%	28.4%
Sales and marketing	11.8	10.0
General and administrative	15.9	17.2
Depreciation of fixed assets	0.9	1.2
Amortization of internal-use software and intangibles	0.9	0.7
Other charges	0.2	1.0
Legal settlements	0.2	0.0
Operating income	7.0%	4.1%

Net revenue. Total net revenue increased $10.5 million, or 26.5%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Products revenue increased $2.6 million, or 32.0%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $5.0 million, or 20.0%, compared to the third quarter of fiscal 2022 driven by continued growth in subscription-based service revenue, which increased 28.8% during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Professional services revenue increased $2.8 million, or 45.7%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $6.1 million, or 24.5%, during the third quarter of fiscal 2023 and total gross profit margin decreased from 62.6% to 61.7% compared to the third quarter of fiscal 2022 driven by changes in the composition of revenue by category. Products gross profit increased $1.6 million, or 44.0%, and products gross profit margin increased from 45.7% to 49.8% due to a higher proportion of proprietary software deliveries. Subscription and maintenance gross profit increased $3.7 million, or 18.6%, and gross profit margin decreased from 78.4% to 77.6% as certain variable costs increased ahead of related revenue. Professional services gross profit margin increased from 20.9% to 22.7% reflecting improved utilization rates from efficiency gains on multi-solution implementations.

Operating expenses

Operating expenses, excluding other charges and legal settlements, increased $4.4 million, or 19.3%, during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022.

Product development. Product development increased $1.2 million, or 10.8%, in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 due to hiring and increased salary and incentive rates across our development teams.

Sales and marketing. Sales and marketing increased $1.9 million, or 49.3%, in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 due to various sales and marketing investments including several key hires, higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $1.1 million, or 16.5%, in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 due to hiring and increased salary and incentive rates across our administrative teams, higher rent, and higher subscription charges for cloud computing arrangements.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other (Income) Expenses

	Three Months Ended December 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other (income) expense:
Interest income	$(704)	$(10)	$694	nm
Interest expense	—	4	4	nm
Other (income) expense, net	(384)	52	436	nm
Total other (income) expense, net	$(1,088)	$46	$1,134	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other (income) expense, net. Other (income) expense, net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three Months Ended December 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax expense	$678	$24	$(654)	nm
Effective tax rate	14.8%	1.5%

nm - not meaningful

For the three months ended December 31, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are consistently subject to tax audits; due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

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

Results of Operations

First Nine Months of Fiscal 2023 Compared to First Nine Months of Fiscal 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$32,291	$24,244	$8,047	33.2%
Subscription and maintenance	86,917	72,371	14,546	20.1%
Professional services	25,960	19,463	6,497	33.4%
Total net revenue	145,168	116,078	29,090	25.1%
Cost of goods sold:
Products	16,682	12,420	4,262	34.3%
Subscription and maintenance	19,223	15,184	4,039	26.6%
Professional services	20,627	14,634	5,993	41.0%
Total cost of goods sold	56,532	42,238	14,294	33.8%
Gross profit	$88,636	$73,840	$14,796	20.0%
Gross profit margin	61.1%	63.6%
Operating expenses:
Product development	$36,550	$34,074	$2,476	7.3%
Sales and marketing	16,619	10,418	6,201	59.5%
General and administrative	22,850	20,330	2,520	12.4%
Depreciation of fixed assets	1,371	1,609	(238)	(14.8)%
Amortization of internal-use software and intangibles	1,326	1,077	249	23.1%
Other charges	374	1,187	(813)	(68.5)%
Legal settlements	104	371	(267)	nm
Operating income	$9,442	$4,774	$4,668	97.8%
Operating income percentage	6.5%	4.1%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine Months Ended December 31,
	2022	2021
Net revenue:
Products	22.2%	20.9%
Subscription and maintenance	59.9	62.3
Professional services	17.9	16.8
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.5%	10.7%
Subscription and maintenance	13.2	13.1
Professional services	14.2	12.6
Total net cost of goods sold	38.9%	36.4%
Gross profit	61.1%	63.6%
Operating expenses:
Product development	25.2%	29.4%
Sales and marketing	11.5	9.0
General and administrative	15.7	17.5
Depreciation of fixed assets	0.9	1.4
Amortization of internal-use software and intangibles	0.9	0.9
Other charges	0.3	1.0
Legal settlements	0.1	0.3
Operating income	6.5%	4.1%

Net revenue. Total net revenue increased $29.1 million, or 25.1%, during the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. Products revenue increased $8.0 million, or 33.2%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $14.5 million, or 20.1%, compared to the first nine months of fiscal 2022 driven by continued growth in subscription-based service revenue, which increased 28.9% during the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. Professional services revenue increased $6.5 million, or 33.4%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $14.8 million, or 20.0%, during the first nine months of fiscal 2023 and total gross profit margin decreased from 63.6% to 61.1% compared to the first nine months of fiscal 2022 driven by changes in the composition of revenue by category. Products gross profit increased $3.8 million, or 32.0%, and products gross profit margin decreased from 48.8% to 48.3% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $10.5 million, or 18.4%, and gross profit margin decreased from 79.0% to 77.9% as certain variable costs increased ahead of related revenue. Professional services gross profit margin decreased from 24.8% to 20.5% reflecting lower utilization rates due to higher non-billable hours on new, more complex solution implementations over the comparable nine-month periods.

Operating expenses

Operating expenses, excluding other charges and legal settlements, increased $11.2 million, or 16.6%, during the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022.

Product development. Product development increased $2.5 million, or 7.3%, in the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022 due to hiring and increased salary and incentive rates across our development teams.

Sales and marketing. Sales and marketing increased $6.2 million, or 59.5%, in the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022 due to various sales and marketing investments including several key hires, significantly higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $2.5 million, or 12.4%, in the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022 due to investments in our information security and information technology infrastructure along with hiring and increased salary and incentive rates across our administrative teams, higher rent, and higher subscription charges for cloud computing arrangements.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other (Income) Expenses

	Nine Months Ended December 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other (income) expense:
Interest income	$(1,186)	$(45)	$1,141	nm
Interest expense	0	5	5	nm
Other (income) expense, net	(799)	53	852	nm
Total other (income) expense, net	$(1,985)	$13	$1,998	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other (income) expense, net. Other (income) expense, net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Nine Months Ended December 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax expense	$920	$265	$(655)	nm
Effective tax rate	8.1%	5.6%

nm - not meaningful

For the nine months ended December 31, 2022 and 2021, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations. We are consistently subject to tax audits; due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space and preferred stock dividends.

At December 31, 2022, 100% of our cash and cash equivalents, of which 92% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash and cash equivalents of $105.8 million as of December 31, 2022, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Nine Months Ended December 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$17,680	$21,815
Investing activities	(3,643)	(1,081)
Financing activities	(4,763)	(4,754)
Effect of exchange rate changes on cash	(427)	(38)
Increase in cash	$8,847	$15,942

Cash flow provided by operating activities. Cash flow provided by operating activities was $17.7 million in the first nine months of fiscal 2023. The provision of cash was due to cash-based earnings of $22.3 million and a decrease of $4.6 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $10.5 million plus $11.8 million of non-cash expenses including depreciation, amortization, and share-based compensation.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow used in financing activities. During the first nine months of fiscal 2023, the $4.8 million used in financing activities consisted primarily of $2.9 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.8 million in preferred stock dividends.

Contractual Obligations

As of December 31, 2022, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2022, other than the operating lease that commenced during the nine months ended December 31, 2022, as described in Note 4, Additional Balance Sheet Information, to the condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Significant portions of our global workforce continued to operate primarily in a work from home environment for the quarter ended December 31, 2022. The design of our financial reporting processes, systems, and controls allows for remote operation with access to secure data.

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

AGILYSYS, INC.

Date:	January 26, 2023	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)