Form 10-K
period 2023-03-31
AGILYSYS INC
filed 2023-05-19
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-5734

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Common Shares held by non-affiliates as of September 30, 2022, was $868,707,955.

The number of shares of Registrant’s Common Stock outstanding as of May 12, 2023 was 25,336,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

AGILYSYS, INC.

Annual Report on Form 10-K

Year Ended March 31, 2023

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

Part I

Item 1. Business.

Overview

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative state-of-the-art cloud-native SaaS and on-premise solutions for hotels, resorts and cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys also is known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

The Company has just one reportable segment serving the global hospitality industry.

Our principal executive offices are located at 1000 Windward Concourse, Suite 250, Alpharetta, Georgia, 30005.

Reference herein to any particular year or quarter refers to periods within our fiscal year ended March 31. For example, fiscal 2023 refers to the fiscal year ended March 31, 2023.

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

Today, we are focused on providing state-of-the-art, end-to-end solutions that enhance guest and staff experiences and allow our customers to promote their brands. We help our customers win the guest recruitment battle and, in turn, grow revenue, reduce costs and increase efficiency. This is accomplished by developing and deploying innovative solutions that increase data speed and accuracy, integrate with other enterprise systems and create a common infrastructure for managing guest data thereby enabling more effective management, intelligent upselling, reduced shrinkage, improved brand recognition and better control of the guest relationship.

Our strategy is to increase the proportion of revenue we derive from subscription services, cloud applications, ongoing support and maintenance agreements, and professional services.

Products, Support and Professional Services

We are a leading developer and marketer of software-enabled solutions and services to the hospitality industry, including software solutions fully integrated with third party hardware and operating systems; subscription and maintenance; and professional services. Areas of specialization are point of sale, property management, and a broad range of solutions that support the ecosystem of these core solutions.

We present revenue and costs of goods sold in three categories:

•
Products
•
Subscription and maintenance
•
Professional services

Total revenue for these three specific areas is as follows:

	Year ended March 31,
(In thousands)	2023	2022	2021
Products	$43,638	$35,956	$26,714
Subscription and maintenance	118,285	98,958	88,565
Professional services	36,142	27,722	21,897
Total	$198,065	$162,636	$137,176

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

Subscription and Maintenance: Software subscription and maintenance services are a significant portion of our consolidated revenue and typically generate higher profit margins than products revenue. Growth has been driven by a strategic focus on developing and promoting end-to-end solutions while market demand for innovative new products addressing specific hospitality needs continues to reinforce this trend. Our commitment to exceptional service has enabled us to become a trusted partner with customers who wish to optimize the level of service they provide to their guests and maximize commerce opportunities both on premise and in the cloud.

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

Our portfolio of hospitality software solutions:

The hospitality industry has long been focused on operating end-to-end businesses, but the technology vendors that service the industry have been focused on product-centric solutions that make use of a high number of software modules and operating silos. To resolve this disconnect and more effectively align with the business operations of our customers, we have evolved our approach to be focused on delivering integrated “ecosystem cloud” solutions for Hospitality & Leisure, Food & Beverage and Inventory & Procurement functions through the Agilysys Hospitality Experience Cloud.

The Company delivers modular and integrated software solutions and expertise to businesses seeking to maximize Return on Experience (ROE) through hospitality encounters that are both personal and profitable. Over time, customers achieve High Return Hospitality by consistently delighting guests, retaining staff and growing margins. The Agilysys Hospitality Experience Cloud™ offers solution ecosystems that combine core operational systems for property management (PMS), point-of-sale (POS) and Inventory and Procurement (I&P) with Experience Enhancers™ that meaningfully improve interactions for guests and for employees across dimensions such as digital access, mobile convenience, self-service control, personal choice, payment options, service coverage and real-time insights to improve decisions. Core solutions and Experience Enhancers are selectively combined in Hospitality Solution Studios™ tailored to specific hospitality settings and business needs.

Our integrated yet modular products allow hospitality operators to recruit and delight customers at their facilities, increase their wallet share from each guest, retain valuable staff and improve the overall experience throughout the entire guest journey – from the initial customer touch point through post-visit interactions.

With our omni-channel suite of software products, we are uniquely positioned to offer solutions that allow customers to adhere to social distancing guidelines, offer contactless solutions at every point of the guest journey, and maximize operational efficiency all while providing an improved guest experience.

Food & Beverage (F&B) Ecosystem Solutions:

Agilysys Food & Beverage Ecosystem solutions allow customers to provide their guests with an omni-channel experience within their property. Guests are empowered to create their own experiences through ordering from a mobile device or walking up to a self-service kiosk, but also providing for a more traditional experience with staff by interacting with a cashier or bar, or having a server come to them. Irrespective of the channel of interaction for the guest, our POS suite provides a single integrated enterprise-grade back-office management system with robust reporting capabilities. This allows our customers to manage menus, price changes, purchasing trends, inventory management and sales reporting from a single integrated source providing for increased efficiency as well as providing a richer guest profile.

Agilysys InfoGenesis® POS is a core F&B solution. An award-winning point of sale solution that combines a fast, intuitive and highly customizable terminal application with powerful, flexible reporting and configuration capabilities in the back office management portal. The system is easy to set up, and its scalable architecture enables customers to add workstations without having to build out expensive infrastructure. InfoGenesis supports a wide range of POS devices from traditional POS terminals to iPads, Android tablets and mobile phones, allowing customers to seamlessly deploy a mix of POS experiences based upon guest and server requirements. The system’s detailed and high-quality reporting capabilities provide insight into sales data and guest purchasing trends. Engineered for all regions of the world, the InfoGenesis POS solution suite offers a multinational set of features, including language, currency and local fiscal reporting, coupled with a robust enterprise management capability enabling the largest global customers to efficiently run their businesses. With a foundation platform of modern integration APIs, the solution is also capable of integrating with a variety of ancillary applications allowing our customers to keep their entire technology estate. InfoGenesis POS is available as a cloud-based or on-premise solution.

Agilysys IG Kiosk is a core F&B solution. An enterprise-class self-service, customer-facing kiosk point of sale solution for the hospitality industry. It is ideal for food & beverage venues such as buffets, grab ‘n go, corporate cafeterias and food courts. Its flexibility supports a variety of operational workflows, such as “order and pay”, “order only”, “pay at cashier” and “self-check-out,” and integrates with a variety of property management, casino management and loyalty systems. IG Kiosk is currently deployed at more than 270 customer sites across the country, including corporate cafeterias at a top five U.S. bank, a top 40 U.S. law firm, one of the nation’s largest technology manufacturers, and at a national financial services firm.

Agilysys IG Kiosk’s intuitive guest-facing order and pay experiences transfer the control and convenience to the end user. The self-service components reduce on-site labor needed to manage venue operations, while improving guest throughput, check size, order accuracy, guest experience and satisfaction. The platform-driven and cloud-based solution allows for easy deployments and management at scale resulting in a lowered overall cost of ownership.

Food & Beverage Experience Enhancer Solutions:

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

Agilysys IG OnDemand provides a visual, interactive food and beverage ordering experience to any mobile device – phone, tablet, laptop – with a browser-based self-service experience. Using a simple, intuitive interface, guests can easily order and reorder from anywhere across the property, driving order velocity and volume. It also can meet the need for a tableside order and pay experience. It supports ordering for multiple guests at a table over the course of a meal using their own devices making the ordering process touchless while freeing up staff to spend more time with guests.

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

IG PanOptic AI-powered self-checkout kiosk allows guests to place multiple food items on the kiosk tray all at one time where our AI service uses computer vision & AI to scan the items, recognize them and add them to the cart.

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

Agilysys eCash offers guests the convenience of cashless tender. Create charge accounts for memberships, employees, students, comps or any other type of charge you define. A central database supports an efficient eCash transaction process for all your accounts. An array of fields and extra settings make managing eCash accounts seamless.

A flexible easy to use solution to create and manage Gift Cards from adding balances to cards, to checking balances, and enabling guests to use them for purchases across outlets on the property.

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

Hospitality & Leisure (H&L) Ecosystem Solutions:

Agilysys offers the most comprehensive suite of hospitality & leisure applications to serve the needs of our integrated resort and hospitality customers. Our solutions enable our customers to provide a seamless experience to their guests while driving operational efficiencies throughout the value chain. Our H&L suite of applications consists of the core property management system (PMS), and experience enhancers including a commission-free booking engine, self-service check in and check out solutions, spa, golf, retail, sales & catering, service request optimization and residence management applications.

Agilysys LMS™ is a core H&L solution. An on-premise or hosted, web and mobile-enabled, PMS solution targeting the operator with large, complex operations. It runs 24/7 to automate every aspect of hotel operations in properties from 100 to over 7,000 rooms, and has interfaces to a wide array of industry applications including but not limited to all core casino management systems and leading global distribution systems. Its foundation expands to incorporate modules for activities scheduling, attraction ticketing and more.

Agilysys Versa PMS is a core H&L solution. It is installed in hotels and resorts ranging from 50-1,500 rooms. It is a complete hospitality solution expanding beyond traditional PMS solutions enabling the resort to run its end-to-end operations, including front desk, housekeeping, maintenance, accounting, and condo owner management, with tight integration to Agilysys Sales & Catering, Spa, Golf, and Activities. Versa provides an integrated solution with interfaces to leading global distribution systems, casino management systems, hospitality automation and our other products.

Agilysys Stay PMS is a core H&L solution. It is the company’s cloud-native SaaS property management system that optimizes operational efficiency, increases revenue and enhances guest service. Agilysys Stay is currently generally available for all hotels and chains, as well as for select service casino hotels. The guest-centric PMS leverages an open architecture with restful APIs to enable richly integrated applications delivered from Agilysys, its partners and customers. Agilysys Stay offers powerful capabilities for multi-property operations, allowing managers to view guest profiles, history and reservations, as well as room availability and operational reports, seamlessly across multiple properties.

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

Hospitality & Leisure (H&L) Experience Enhancer Solutions:

Agilysys Book is a commission-free, easy-to-use reservation system that’s designed to move guests effortlessly through the booking process of hotel rooms, spa appointments and golf tee times for a single guest itinerary. The solution allows booking of one or more rooms and is seamlessly connected with our core PMS solutions to provide a flawless experience for guests and hotel operators. Agilysys Book is the only booking engine in the market that seamlessly integrates with the core primary gaming system and allows for casino operators to enable their patrons to self-book their entitlements resulting in increased guest satisfaction and reduced operational expenses. The solution also allows operators to capture increased revenue through add-ons and upsells of premium rooms.

Agilysys Express Kiosk simplifies check-in and check-out, optimizes staff productivity and enhances the guest experience by enabling a seamless self-service option for guests to use in the hotel lobby at a kiosk. More properties are turning to kiosks to reduce overhead and offer more self-service options. With Agilysys Express - Kiosk, it’s easy to elevate service levels without adding front-line staff. Agilysys Express - Kiosk provides ID verification to allow for hotels to enforce security standards efficiently and to allow the guest to bypass the front desk and observe social distancing guidelines.

Agilysys Express Mobile simplifies check-in and check-out even further and at the same time allows operators to offer mobile keys, concurrent dining reservations or room upsells, all on a personal mobile device such as a smart phone or tablet. Properties are turning to mobility at an ever-increasing pace to improve efficiency. With Agilysys Express - Mobile, it’s easy to reduce wait times and empower guests by putting the power of choice in the palm of their hand. Agilysys - Express Mobile allows for digital ID verification before securely delivering the digital room key to the guest phone allowing operators to maintain security standards while allowing the guest to bypass the front desk.

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

Integrated with our booking engine, Agilysys Book, customers can book both their hotel room and their spa appointments from a single place giving operators additional opportunities to upsell and cross sell various amenities that they can offer.

Agilysys Golf is a guest centric golf management software that offers golf property managers complete pro shop management with tee time scheduling, member profile/billing, tournament management and Web and e-mail access bundled into one solution. Customers are given the option of using our robust built in retail POS module or they may choose to leverage the power of InfoGenesis. Staff can easily schedule and personalize reservations for guests which then appear on itineraries, confirmations, and folios. Resort operations with multiple amenities can integrate with Agilysys Book and allow patrons to book both their resort reservation and their golf tee time simultaneously.

Agilysys Sales & Catering provides a cloud-native comprehensive sales & event management system that provides powerful tools for hotels, conference centers and resorts of all sizes. With a complete view of every group and event, as well as guests throughout their entire stay, the system fully exposes the value of each guest and group across meeting and shoulder dates. The result is improved event revenue opportunities and streamlined management enabling event planners and sales teams to more efficiently sell, manage and service their clients.

Agilysys Service is our integrated service optimization platform that allows our customers to provide an integrated hospitality experience for their guests while driving greater operational efficiency by connecting departments across the hotel – front desk, house-keeping, concierge, maintenance, bell desk, food runners, wait staff, etc. The Agilysys service platform provides a unified communication and messaging service for guest and staff interaction as well as internal staff interaction. Apart from providing the functionality for managing back of house operations like house-keeping, engineering and maintenance, the Agilysys service platform proactively tracks events and exceptions that take place in the hotel or resort and drive targeted action to ensure high level of guest satisfaction at all times.

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

Agilysys Reserve solution is a guest-centric reservation and wait list management solution that helps operators to book any venue. The solution allows operators to manage restaurant, cabana and auditorium reservations. With an innovative doll house view approach, patrons have the ability to select and book a specific seat in a restaurant or a specific cabana on a pool deck online. With built in price yielding capabilities, Agilysys Reserve allows operators to maximize revenue opportunities for various locations. Using the built-in guest management system, operators can build guest profiles and provide a superior experience while driving repeat guests.

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

Agilysys Loyalty & Promotions provides a comprehensive loyalty and promotions management solution to help operators track guest preferences and craft a wide variety of programs and offers. Engage Loyalty supports point earning and redemption at every guest interaction and provides a guest portal for self-service account management. The result is increased guest wallet-share through repeat visits by leveraging guest preferences for targeted promotions and offers.

Agilysys Membership helps customers control membership programs by defining the membership types required. Whether customers manage memberships for individuals, families, groups, corporate accounts or all of these, they define the parameters for each. The membership Portal allows easy online registrations for new guests and gives guests the ability to check their balances and redeem points via gift cards, eCash, loyalty, and more.

Agilysys Residence Management is a comprehensive residence solution, including detailed reports that analyze residence profitability as well as the various expenses appropriated to a specific unit. Manage revenue allocations and splits, including expenses allocated between individual owners, the association and the property by leveraging an integrated and powerful set of Residence Management tools.

Inventory & Procurement Ecosystem Solutions:

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

Representative Agilysys clients include:

7 Cedars Casino	Dickies Arena	Pinehurst Resort
AVI Foodsystems, Inc.	Drury Hotels	Prairie Band Casino & Resort
Banner Health	Ellis Island Hotel, Casino and Brewery	Resorts World Bimini
Boyd Gaming Corporation	Golden Nugget Lake Charles	Rosen Hotels & Resorts
Caesars Entertainment	Grand Central Hotel in Belfast	Rosewood Castiglion Del Bosco
Cal Dining at UC Berkeley	Grand Sierra Resort and Casino	Royal Caribbean Group
Camelback Lodge & Waterpark	Hialeah Park	Spooky Nook Sports
Carnival UK	Hilton Worldwide	Stations Casino
Cartoon Network Hotel	Intercontinental Hotel Group	The Kessler Collection
Casino del Sol Resort	Kimpton Hotels	The Sea Pines Resort
Catholic Charities	Longwood University	The Venetian Resort Hotel Casino
Chukchansi Gold Resort & Casino	Marriott International	Treehouse – London
Compass Group North America	Maryland Live! Casino	UT Southwestern Medical Center
Comanche Nation of Oklahoma	MGM	Vail Resorts
Costa Pacifica	Oxford Casino	Valley View Casino & Hotel
The Cosmopolitan of Las Vegas	Palm Garden Hotel	Wendover Resorts

Industry and Markets

We are a technology software solutions company exclusively focused on the hospitality industry. Our products have been enabling mission-critical core hospitality operations for more than four decades. Our software solutions are required to run the operations of the hospitality business and designed to drive substantial customer benefits through increased revenue, improved operational efficiency, enhanced guest experience and improved employee morale. In addition, many of our solutions enable social distancing capabilities for our customers. Our innovative software solutions described above have been purpose-built to serve the unique needs of the following hospitality verticals: casinos, hotels, resorts, cruise ships, managed foodservice providers, sports and entertainment, and healthcare. We operate across North America, Europe, the Middle East, Asia-Pacific and India with headquarters located in Alpharetta, GA.

We estimate our total addressable market to be approximately $5 billion in annual recurring revenue opportunity. While the size of the opportunity might face pressure in an economic downturn, we feel it remains in the billions of dollars while our business represents only a fraction of that size. We are well positioned to win market share given our relative competitive strength in the industry.

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

Human Capital

As of March 31, 2023, we employed approximately 1,600 employees, with approximately 66%, 30%, 3%, and 1% of our employees located in India, North America, Asia-Pacific, and EMEA, respectively. We consider our relationship with our employees to be good and a critical factor in our success.

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

We are committed to providing our employees with an environment free of discrimination, harassment and workplace violence. We make all benefit and employment-related decisions in compliance with equal employment opportunity statutes and without regard to religion, national origin, age, gender, race, color, ancestry, sexual orientation, disability, marital status, citizenship, pregnancy, medical condition or any other protected class status, as defined by local, state or federal laws. All employees, directors, independent contractors, and other parties who work with Agilysys are expected to create a working environment where everyone is respected, regardless of individual differences. We believe that each of our employees' individual character, virtues, and individual experiences will leverage our ability to attract and retain quality employees, customers, and suppliers.

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

We compete with other full-service providers who sell and deliver bundled POS and PMS solutions comprised of software, hardware, subscription, maintenance, and professional services. These companies, some of which are much larger than we are, include Oracle Corp., Shiji, Amadeus IT Group and Infor. We also compete with smaller software companies who prodive either POS or PMS solutions like Maestro. In addition, we compete with PMS systems that are designed and maintained in-house by large hotel chains.

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

Because we conduct our business internationally, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), political unrest, armed conflicts (such as the Russia-Ukraine war), natural disasters, or outbreaks of disease (such as the COVID-19 pandemic) may impact our business. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; cause customers not to pay us; or to delay payment for previously purchased products and services.

Our business is negatively impacted by decreases in travel and leisure activities resulting from weak economic conditions, increases in energy prices and changes in currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. For example, the COVID-19 pandemic caused significant disruption of businesses and supply chains worldwide. The resulting travel, work and social restrictions along with actions by governmental authorities to contain the COVID-19 outbreak led to a significant decrease in global economic activity and global trade. While COVID-19 restrictions have since eased globally, a resurgence of the COVID-19 pandemic or a future pandemic, depending on its duration and severity, could materially adversely impact the global economy and our industry, operations and financial condition and performance. Even after COVID-19 subsides, our business, markets, growth prospects and business model could be materially impacted or altered as a result of adverse changes in travel and leisure activities.

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

Investments in new markets, solutions, and technologies, research and development, infrastructure and systems, geographic expansion, and headcount are critical components for achieving this strategy. In particular, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate.

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

We depend on the services of our management and employees to continuously run and grow our business. To grow successfully, we must retain existing employees and attract new qualified employees, including in growth areas we may enter. Retention is an industry challenge given the competitive technology labor market. As we grow, we must also enhance and expand our workforce to execute on new and larger opportunities and challenges. The market for qualified personnel is competitive in the geographies in which we operate and may be limited especially in technology areas. We may be at a disadvantage to larger companies with greater brand recognition or financial resources or to start-ups or other emerging companies in trending market sectors. If we are unable to attract and retain qualified personnel when and where they are needed, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance our investments in personnel with revenues, our profitability may be adversely affected.

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

We have international offices in Canada, the United Kingdom, Dubai, China, Hong Kong, Malaysia, the Philippines, Singapore, and India. We have committed resources to maintaining and further expanding, where appropriate, our sales offices and sales and support channels in key international markets. However, our efforts may not be successful. International sales are subject to many risks and difficulties, including those arising from the following: building and maintaining a competitive presence in new markets; staffing and managing foreign operations; complying with a variety of foreign laws; producing localized versions of our products; developing integrations between our products and other locally-used products; import and export restrictions and tariffs, enforcing contracts and collecting accounts receivable; unexpected changes in regulatory requirements; reduced protection for intellectual property rights in some countries; potential adverse tax treatment; language and cultural barriers; foreign currency fluctuations; inflation and any regulatory actions to counter inflation; and political and economic instability abroad.

Natural disasters or other catastrophic events affecting our principal facilities could cripple our business.

Natural disasters or other catastrophic events, particularly those affecting employees in our Alpharetta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a negative effect on us. Most of our administrative functions are concentrated in our Alpharetta headquarters and most of our software development activity is concentrated in our India research and development center. While we maintain crisis management and disaster response plans, a natural disaster, fire, power shortage, pandemic, act of terrorism or other catastrophic event occurring in either geographic location that prevents or substantially impairs our employees’ ability to work, either in the office or from home, could make it difficult or impossible for us to deliver our products and services to customers.

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

Because our customer base is concentrated in the hospitality industry, our business and sales are largely dependent on the health of that industry, which in turn is dependent on the domestic and international economy. Instabilities or downturns in the hospitality industry, such as those resulting from the impact of COVID-19, could disproportionately impact our revenue, as customers may exit the industry or delay, cancel or reduce planned expenditures for our products.

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

During the year ended March 31, 2023, the trading price of our common stock ranged from a low close of $32.41 to a high close of $87.33. The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

•
uncertainties in the global economy;
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
•
our ability to market new and enhanced solutions on a timely basis; and
•
any major change in our board or management
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Our financial results may be significantly impacted by changes in our tax position.

We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation allowance on deferred tax assets (including our net operating loss carryforwards), changes in unrecognized tax benefits, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries or among our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results.

We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them, including significant net operating losses. However, the extent to which we will be able to use these net operating losses may be impacted, restricted, or eliminated by a number of factors, including changes in tax rates, laws or regulations, and whether we generate sufficient future taxable income. To the extent that we are unable to utilize our net operating losses or other losses, our results of operations, liquidity, and financial condition could be materially adversely impacted. When we cease to have net operating losses available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.

We are exposed to foreign currency exchange rate fluctuations that could negatively impact our financial results.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar, including the British pound sterling, euro, Indian rupee, Australian dollar, Singapore dollar, and Canadian dollar, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning that we are exposed to the impact of changes in currency exchange rates. In addition, the revaluation and settlement of monetary assets and liabilities denominated in currencies other than the U.S. dollar impact our net income with associated gains or losses recorded within other income (expense), net.

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

As of March 31, 2023, we had $32.6 million of goodwill and $18.1 million of intangible assets, net, on our Consolidated Balance Sheet. We review our indefinite-lived intangible assets including goodwill for impairment on at least an annual basis or more frequently if an event or events indicate the potential for impairment. We assess as needed whether there have been impairments in our other intangible assets. We make assumptions and estimates in our assessments that can be complex and subjective. In our assumptions and estimates we consider whether negative factors exist such as deteriorating economic conditions, disruptions to our business, inability to effectively integrate acquired businesses, intensified competition, market capitalization declines, or significant changes in use of the intangible assets. To the extent that such factors or other negative factors emerge, we may record non-cash impairment charges in the future that could negatively impact our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Alpharetta, Georgia where we lease approximately 33,000 square feet of office space. In addition, we lease approximately 36,000 square feet of office space in Las Vegas, Nevada, 30,000 square feet of office space in Bellevue, Washington, of which we sublease 22,000 square feet to a third party, 5,000 square feet of office space in Santa Barbara,

California, and 6,000 square feet of warehouse space in Roswell, Georgia. Internationally, we lease approximately 101,000 square feet of office space in Chennai, India, 7,000 square feet in Toronto, Canada, and lease several other smaller office locations throughout Europe and Asia. Our major leases contain renewal options for periods of up to 10 years. We believe our office space facilities are sufficient to meet our current needs and do not anticipate any difficulty securing additional space as needed.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares, without par value, are traded on the NASDAQ Stock Market LLC under the symbol “AGYS”. As of May 12, 2023, there were 1,233 registered holders of our common shares, without par value.

Dividends

We did not pay dividends in fiscal 2023 or 2022 on our common stock and are unlikely to do so in the foreseeable future. We pay preferred stock dividends as described in Note 14, Preferred Stock, to our Consolidated Financial Statements under Item 8 of this Annual Report. The current practice of the Board of Directors is to retain any available earnings for use in the operations and growth of our business, both organically and through acquisitions.

Shareholder Return Performance Presentation

The following chart compares the value of $100 invested in our common shares, including reinvestment of dividends, with a similar investment in the Russell 2000 Index (the “Russell 2000”) and with the companies listed in the SIC Code 7373-Computer Integrated Systems Design for the period March 31, 2018 through March 31, 2023. The stock price performance in this graph is not necessarily indicative of the future performance of our common shares.

Comparison of 5 Year Cumulative Total Return

Comparison of 5 Year Cumulative Total Return
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Agilysys, Inc.
Russell 2000
7373 - Computer Integrated Systems Design

INDEXED RETURNS

		Fiscal Years Ended March 31,
	Base Period
Company Name / Index	2018	2019	2020	2021	2022	2023
Agilysys, Inc.	$100.00	$177.60	$140.10	$402.35	$334.56	$692.11
Russell 2000	$100.00	$102.05	$77.57	$151.14	$142.39	$125.87
Peer Group	$100.00	$105.73	$96.97	$130.61	$137.78	$108.26

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

Overview

Recent Developments

Macroeconomic Conditions

During the year ended March 31, 2023, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, the COVID-19 pandemic, the Russia-Ukraine war, labor shortages, supply chain disruptions, inflation, and the erosion of foreign currencies relative to the U.S. dollar. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Our Business

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative state-of-the-art cloud-native SaaS and on-premise guest-centric technology solutions. Customers around the world include: branded and independent hotels; multi-amenity resort properties; casinos; property, hotel and resort management companies; cruise lines; corporate dining providers; higher education campus dining providers; food service management companies; hospitals; lifestyle communities; senior living facilities; stadiums; and theme parks. Agilysys offers the most comprehensive software solutions in the industry, including point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications, to manage the entire guest journey. Agilysys is also known for its world class customer-centric service. Some of the largest hospitality companies around the world use Agilysys solutions to help improve guest loyalty, drive revenue growth and increase operational efficiencies.

The Company has just one reportable segment serving the global hospitality industry. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India with headquarters located in Alpharetta, Georgia.

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

Revenue – Defined

As required by the SEC, we separately present revenue earned as products revenue, subscription and maintenance revenue or professional services revenue in our Consolidated Statements of Operations. In addition to the SEC requirements, we may, at times, also refer to revenue as defined below. The terminology, definitions, and applications of terms we use to describe our revenue may be different from those used by other companies and caution should be used when comparing these financial measures to those of other companies. We use the following terms to describe revenue:

•
Revenue – We present revenue net of sales returns and allowances.
•
Products revenue – Revenue earned from the sales of software licenses, third party hardware and operating systems.
•
Subscription and maintenance revenue – Revenue earned from the ongoing delivery of software updates, upgrades, bug fixes, technical support, and transaction-based fees over the period covered by subscription or maintenance agreements with our customers for both proprietary and remarketed solutions.
•
Professional services revenue – Revenue earned from the delivery of implementation, integration and installation services for proprietary and remarketed products.

Results of Operations

Fiscal 2023 Compared to Fiscal 2022

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2023 and 2022:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$43,638	$35,956	$7,682	21.4%
Subscription and maintenance	118,285	98,958	19,327	19.5%
Professional services	36,142	27,722	8,420	30.4%
Total net revenue	198,065	162,636	35,429	21.8%
Cost of goods sold:
Products	22,994	19,251	3,743	19.4%
Subscription and maintenance	26,262	21,141	5,121	24.2%
Professional services	27,990	20,712	7,278	35.1%
Total cost of goods sold	77,246	61,104	16,142	26.4%
Gross profit	$120,819	$101,532	$19,287	19.0%
Gross profit margin	61.0%	62.4%
Operating expenses:
Product development	$50,260	$46,332	$3,928	8.5%
Sales and marketing	22,716	14,730	7,986	54.2%
General and administrative	30,669	27,734	2,935	10.6%
Depreciation of fixed assets	1,769	2,210	(441)	(20.0)%
Amortization of internal-use software and intangibles	1,743	1,654	89	5.4%
Other charges	435	1,584	(1,149)	(72.5)%
Legal settlements	352	969	(617)	nm
Operating income	$12,875	$6,319	$6,556	nm
Operating income percentage	6.5%	3.9%

nm - not meaningful

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2023	2022
Net revenue:
Products	22.1%	22.1%
Subscription and maintenance	59.7	60.8
Professional services	18.2	17.1
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.6%	11.8%
Subscription and maintenance	13.3	13.0
Professional services	14.1	12.8
Total cost of goods sold	39.0%	37.6%
Gross profit	61.0%	62.4%
Operating expenses:
Product development	25.3%	28.4%
Sales and marketing	11.5	9.1
General and administrative	15.5	17.1
Depreciation of fixed assets	0.9	1.4
Amortization of internal-use software and intangibles	0.9	1.0
Other charges	0.2	1.0
Legal settlements	0.2	0.5
Operating income	6.5%	3.9%

Net revenue. Total revenue increased $35.4 million, or 21.8%, in fiscal 2023 compared to fiscal 2022. Products revenue increased $7.7 million, or 21.4%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $19.3 million, or 19.5%, driven by continued growth in subscription-based revenue, which increased 27.5% in fiscal 2023 compared to fiscal 2022. Professional services revenue increased $8.4 million, or 30.4%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $19.3 million, or 19.0%, in fiscal 2023 and total gross profit margin decreased from 62.4% to 61.0%. Products gross profit increased $3.9 million and gross profit margin increased from 46.5% to 47.3% due to a higher proportion of proprietary software revenue over third-party products. Subscription and maintenance gross profit increased $14.2 million and gross profit margin decreased from 78.6% to 77.8% as certain variable costs increased ahead of related revenue. Professional services gross profit increased $1.1 million and gross profit margin decreased from 25.3% to 22.6% reflecting lower utilization rates due to higher non-billable hours on new, more complex solution implementations over the comparable annual periods.

Operating expenses

Operating expenses, excluding the charges for legal settlements and other charges, increased $14.5 million, or 15.6%, in fiscal 2023 compared with fiscal 2022. As a percent of total revenue, operating expenses have decreased 2.9% in fiscal 2023 compared with fiscal 2022.

Product development. Product development includes all expenses associated with research and development. Product development increased $3.9 million, or 8.5%, during fiscal 2023 as compared to fiscal 2022 due to hiring and higher salary and incentive rates across our development teams, increased travel, and higher subscription charges for cloud computing arrangements.

Sales and marketing. Sales and marketing increased $8.0 million, or 54.2%, in fiscal 2023 compared with fiscal 2022 due to various sales and marketing investments including several key hires, significantly higher levels of marketing event and trade show activity and increased commission expense on higher sales levels.

General and administrative. General and administrative increased $2.9 million, or 10.6%, in fiscal 2023 compared to fiscal 2022 due to investments in our information security and information technology infrastructure along with hiring and increased salary and incentive rates across our administrative teams, higher rent, increased travel, and higher subscription charges for cloud computing arrangements.

Depreciation of fixed assets. Depreciation of fixed assets decreased $0.4 million or 20.0% in fiscal 2023 as compared to fiscal 2022 due to an increased level of assets with shorter useful lives.

Amortization of internal-use software and intangibles. Amortization of internal-use software and intangibles increased $0.1 million or 5.4% in fiscal 2023 as compared to fiscal 2022 due to the addition of certain intangible assets that began amortizing in January 2022 subsequent to the acquisition of ResortSuite Inc. (ResortSuite) as described in Note 15, Business Combination, to our Consolidated Financial Statements under Item 8 of this Annual Report.

Other charges. Other charges decreased $1.1 million due to a significant reduction in non-recurring charges including ResortSuite acquisition costs during fiscal 2023 compared to fiscal 2022.

Legal settlements. Legal settlements decreased $0.6 million during fiscal 2023 compared to fiscal 2022 due to an decrease in settlements of employment and other business-related matters.

Other Income (Expenses)

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$2,192	$59	$(2,133)	nm
Interest (expense)	—	(12)	(12)	nm
Other income, net	697	145	(552)	nm
Total other income, net	$2,889	$192	$(2,697)	nm

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest (expense). Interest expense consists of costs associated with finance leases.

Other income, net. Other income, net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Income tax expense	$1,182	$33	$(1,149)	nm
Effective tax rate	7.5%	0.5%

nm – not meaningful

For fiscal 2023, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets including decreases in valuation allowances that reduce deferred tax assets.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate. Although the timing and outcome of tax settlements remain uncertain, we expect that, as a result of the expiration of various statutes of limitations, a reduction in unrecognized tax benefits including related penalties and interest is more likely than not to occur during the next 12 months.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of the Company's deferred tax assets. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. As of March 31, 2023, we had $132.0 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2033 to 2039, and $43.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $133.9 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2024 through 2042. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we believe it is reasonably possible that within the next 12 months we will have sufficient positive evidence to conclude that a significant portion of our valuation allowances will no longer be needed. Releasing the valuation allowances would result in the recognition of certain deferred tax assets and significant income tax benefits.

Fiscal 2022 Compared to Fiscal 2021

Net Revenue and Operating Loss

The following table presents our consolidated revenue and operating results for the fiscal years ended March 31, 2022 and 2021:

	Year ended March 31,		Increase (decrease)
(Dollars in thousands)	2022	2021	$	%
Net revenue:
Products	$35,956	$26,714	$9,242	34.6%
Subscription and maintenance	98,958	88,565	10,393	11.7%
Professional services	27,722	21,897	5,825	26.6%
Total net revenue	162,636	137,176	25,460	18.6%
Cost of goods sold:
Products, inclusive of developed technology amortization	19,251	13,506	5,745	42.5%
Subscription and maintenance	21,141	17,985	3,156	17.5%
Professional services	20,712	16,309	4,403	27.0%
Total cost of goods sold	61,104	47,800	13,304	27.8%
Gross profit	$101,532	$89,376	$12,156	13.6%
Gross profit margin	62.4%	65.2%
Operating expenses:
Product development	$46,332	$55,345	$(9,013)	(16.3)%
Sales and marketing	14,730	14,196	534	3.8%
General and administrative	27,734	33,273	(5,539)	(16.6)%
Depreciation of fixed assets	2,210	2,832	(622)	(22.0)%
Amortization of internal-use software and intangibles	1,654	1,959	(305)	(15.6)%
Other charges	1,584	2,529	(945)	(37.4)%
Legal settlements	969	200	769	384.5%
Operating income (loss)	$6,319	$(20,958)	$27,277	(130.2)%
Operating income (loss) percentage	3.9%	(15.3)%

The following table presents the percentage relationship of our Consolidated Statement of Operations line items to our consolidated net revenues for the periods presented:

	Year ended March 31,
	2022	2021
Net revenue:
Products	22.1%	19.5%
Subscription and maintenance	60.8	64.6
Professional services	17.1	15.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products, inclusive of developed technology amortization	11.8%	9.8%
Subscription and maintenance	13.0	13.1
Professional services	12.8	11.9
Total cost of goods sold	37.6%	34.8%
Gross profit	62.4%	65.2%
Operating expenses:
Product development	28.4%	40.4%
Sales and marketing	9.1	10.3
General and administrative	17.1	24.4
Depreciation of fixed assets	1.4	2.1
Amortization of internal-use software and intangibles	1.0	1.4
Other charges	1.0	1.8
Legal settlements	0.5	0.1
Operating income (loss)	3.9%	(15.3)%

Net revenue. Total revenue increased $25.5 million, or 18.6%, in fiscal 2022 compared to fiscal 2021. Products revenue increased $9.2 million, or 34.6%, due to higher sales and deliveries as our customers re-open their locations for business. Subscription and maintenance revenue increased $10.4 million, or 11.7%, driven by continued growth in subscription-based revenue, which increased 28.0% in fiscal 2022 compared to fiscal 2021. Professional services revenue increased $5.8 million, or 26.6%, due to higher sales and service activity as our customers shift their focus to implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $12.2 million, or 13.6%, in fiscal 2022 and total gross profit margin decreased from 65.2% to 62.4%. Products gross profit increased $3.5 million and gross profit margin decreased from 49.4% to 46.5% due to a higher proportion of third-party products over proprietary software revenue. Subscription and maintenance gross profit increased $7.2 million and gross profit margin decreased from 79.7% to 78.6% as certain variable costs increased ahead of related revenue. Professional services gross profit increased $1.4 million and gross profit margin decreased slightly from 25.5% to 25.3% due to continued hiring and training of new staff to meet increasing project backlogs from ongoing sales activity and certain project delays.

Operating expenses

Operating expenses, excluding the charges for legal settlements and other charges, decreased $14.9 million, or 13.9%, in fiscal 2022 compared with fiscal 2021. As a percent of total revenue, operating expenses have decreased 21.5% in fiscal 2022 compared with fiscal 2021.

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

Other charges. Other charges decreased $0.9 million due to a significant reduction in employee terminations during fiscal 2022 compared to fiscal 2021.

Legal settlements. Legal settlements increased $0.8 million during fiscal 2022 compared to fiscal 2021 due to an increase in settlements of employment and other business-related matters.

Other Income (Expenses)

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Other income (expense):
Interest income	$59	107	$48	(44.9)%
Interest (expense)	(12)	(20)	$(8)	nm
Other income (expense), net	145	(338)	(483)	nm
Total other income (expense), net	$192	$(251)	$(443)	nm

nm – not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest (expense). Interest expense consists of costs associated with finance leases.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the U.S. dollar.

Income Taxes

	Year ended March 31,		(Unfavorable) favorable
(Dollars in thousands)	2022	2021	$	%
Income tax (benefit) expense	$33	$(208)	$(241)	nm
Effective tax rate	0.5%	1.0%

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

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all the Company’s deferred tax assets. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. At March 31, 2022, we had $196.3 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2031 to 2038, and $42.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. We also had $166.8 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2023 through 2041.

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space and preferred stock dividends. We disclose our lease obligations in Note 6, Leases, and preferred stock dividends in Note 14, Preferred Stock, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

At March 31, 2023, 100% of our cash and cash equivalents, of which 93% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $112.8 million as of March 31, 2023, and access to capital markets will provide adequate funds to meet our short-and long-term liquidity requirements.

Cash Flow

	Year ended March 31,
(In thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$34,463	$28,475	$28,407
Investing activities	(6,870)	(25,679)	(1,391)
Financing activities	(11,094)	(4,901)	25,316
Effect of exchange rate changes on cash	(628)	(104)	195
(Decrease) increase in cash	$15,871	$(2,209)	$52,527

Cash flow provided by operating activities. Cash flows provided by operating activities were $34.5 million in fiscal 2023. The provision of cash was due primarily to our net income of $14.6 million adjusted for $16.4 million in non-cash expense including depreciation, amortization, and share-based compensation and an increase of $3.5 million from the changes in operating assets and liabilities.

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

Cash flow used in investing activities. Cash flows used in investing activities in fiscal 2023 were $6.9 million due to $7.3 million in purchases of property and equipment, including internal use software and $0.4 million in cash received from final working capital adjustments related to the ResortSuite acquisition.

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

Cash flow (used in) provided by financing activities. Cash flows used in financing activities in fiscal 2023 were $11.1 million due to share repurchases of $9.3 million to satisfy employee tax withholding on share-based compensation and $1.8 million in preferred stock dividends.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over a one-month period based on the typical monthly invoicing and renewal cycle in accordance with our customer agreement terms.

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

Share-based compensation. We have an equity incentive plan under which we may grant non-qualified stock options, incentive stock options, stock-settled stock appreciation rights, restricted shares, restricted stock units and performance shares. Shares issued pursuant to awards under this plan may be made out of treasury or authorized but unissued shares.

We record compensation expense related to stock-settled stock appreciation rights, restricted shares, restricted stock units and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted share and restricted stock unit grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and stock-settled appreciation right grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. For restricted share, restricted stock unit and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor. Forfeitures of awards are recognized as they occur. Additional information regarding the assumptions used to value share-based compensation awards is provided in Note 13, Share-Based Compensation, to our Consolidated Financial Statements included under Item 8 of this Annual Report.

Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included under Item 8 of this Annual Report for additional information about accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have assets, liabilities, and cash flows in foreign currencies creating foreign exchange risk. We sell products and services internationally and enter into transactions denominated in foreign currencies. As a result, we are subject to the variability that arises from exchange rate movements. For the fiscal years 2023, 2022 and 2021, revenue from international operations was 7%, 7% and 8%, respectively of total revenue. The effects of foreign currency on operating results did not have a material impact on our results of operations for the 2023, 2022 and 2021 fiscal years. Fluctuations in the value of other currencies could materially impact our revenue, expenses, operating profit and net income.

Item 8. Financial Statements and Supplementary Data.

Agilysys, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

Year Ended March 31, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule(s) included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 19, 2023 expressed an unqualified opinion.

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

May 19, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Agilysys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agilysys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2023, and our report dated May 19, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia

May 19, 2023

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$112,842	$96,971
Accounts receivable, net of allowance for expected credit losses of $610 and $318, respectively	22,378	25,175
Contract assets	2,242	1,669
Inventories	9,774	6,940
Prepaid expenses and other current assets	7,422	5,418
Total current assets	154,658	136,173
Property and equipment, net	14,576	6,345
Operating lease right-of-use assets	12,708	9,889
Goodwill	32,638	32,759
Intangible assets, net	18,140	20,178
Deferred income taxes, non-current	2,790	2,664
Other non-current assets	7,526	6,154
Total assets	$243,036	$214,162
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,418	$9,766
Contract liabilities	52,124	46,095
Accrued liabilities	13,708	10,552
Operating lease liabilities, current	3,263	5,049
Finance lease obligations, current	2	4
Total current liabilities	78,515	71,466
Deferred income taxes, non-current	2,257	938
Operating lease liabilities, non-current	13,477	5,649
Finance lease obligations, non-current	—	2
Other non-current liabilities	4,018	3,304
Commitments and contingencies (see Note 11)
Series A convertible preferred stock, no par value	35,459	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 25,326,626 and 24,728,532 shares outstanding at March 31, 2023 and March 31, 2022, respectively	9,482	9,482
Treasury shares, 6,280,205 and 6,878,299 at March 31, 2023 and March 31, 2022, respectively	(1,884)	(2,063)
Capital in excess of stated value	52,978	49,963
Retained earnings	52,764	40,018
Accumulated other comprehensive loss	(4,030)	(56)
Total shareholders' equity	109,310	97,344
Total liabilities and shareholders' equity	$243,036	$214,162

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,

(In thousands, except per share data)	2023	2022	2021
Net revenue:
Products	$43,638	$35,956	$26,714
Subscription and maintenance	118,285	98,958	88,565
Professional services	36,142	27,722	21,897
Total net revenue	198,065	162,636	137,176
Cost of goods sold:
Products	22,994	19,251	13,506
Subscription and maintenance	26,262	21,141	17,985
Professional services	27,990	20,712	16,309
Total cost of goods sold	77,246	61,104	47,800
Gross profit	120,819	101,532	89,376
Gross profit margin	61.0%	62.4%	65.2%
Operating expenses:
Product development	50,260	46,332	55,345
Sales and marketing	22,716	14,730	14,196
General and administrative	30,669	27,734	33,273
Depreciation of fixed assets	1,769	2,210	2,832
Amortization of internal-use software and intangibles	1,743	1,654	1,959
Other charges	435	1,584	2,529
Legal settlements	352	969	200
Total operating expense	107,944	95,213	110,334
Operating income (loss)	12,875	6,319	(20,958)
Other income (expense):
Interest income	2,192	59	107
Interest expense	—	(12)	(20)
Other income (expense), net	697	145	(338)
Income (loss) before taxes	15,764	6,511	(21,209)
Income tax expense (benefit)	1,182	33	(208)
Net income (loss)	$14,582	$6,478	$(21,001)
Series A convertible preferred stock issuance costs	—	—	(1,031)
Series A convertible preferred stock dividends	(1,836)	(1,836)	(1,576)
Net income (loss) attributable to common shareholders	$12,746	$4,642	$(23,608)

Weighted average shares outstanding - basic	24,694	24,357	23,458

Net income (loss) per share - basic:	$0.52	$0.19	$(1.01)

Weighted average shares outstanding - diluted	25,929	25,483	23,458

Net income (loss) per share - diluted:	$0.49	$0.18	$(1.01)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31,
(In thousands)	2023	2022	2021
Net income (loss)	$14,582	$6,478	$(21,001)
Other comprehensive (loss), net of tax:
Unrealized foreign currency translation adjustments	(3,974)	(95)	(162)
Total comprehensive income (loss)	$10,608	$6,383	$(21,163)

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
(In thousands)	2023	2022	2021

Operating activities
Net income (loss)	$14,582	$6,478	$(21,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property & equipment	66	195	44
Depreciation of fixed assets	1,769	2,210	2,832
Amortization of internal-use software and intangibles	1,743	1,654	1,959
Deferred income taxes	(181)	(925)	(959)
Share-based compensation	12,958	14,549	40,093
Changes in operating assets and liabilities:
Accounts receivable	2,537	2,551	10,363
Contract assets	(590)	684	(228)
Inventories	(2,897)	(5,764)	2,746
Prepaid expense and other current assets	(2,084)	(484)	(201)
Accounts payable	(1,582)	3,417	(7,016)
Contract liabilities	6,383	4,902	(3,971)
Accrued liabilities	2,711	146	1,187
Income taxes payable	290	50	340
Other changes, net	(1,242)	(1,188)	2,219
Net cash provided by operating activities	34,463	28,475	28,407
Investing activities
Capital expenditures	(7,238)	(1,197)	(1,389)
Cash (paid for) business combinations, net of cash acquired	395	(24,455)	—
Additional investments in corporate-owned life insurance policies	(27)	(27)	(2)
Net cash used in investing activities	(6,870)	(25,679)	(1,391)
Financing activities
Preferred stock issuance proceeds, net of issuance costs	—	—	33,969
Payment of preferred stock dividends	(1,836)	(1,836)	(1,117)
Repurchase of common shares to satisfy employee tax withholding	(9,254)	(3,046)	(7,512)
Principal payments under long-term obligations	(4)	(19)	(24)
Net cash (used in) provided by financing activities	(11,094)	(4,901)	25,316
Effect of exchange rate changes on cash	(628)	(104)	195
Net increase (decrease) in cash and cash equivalents	15,871	(2,209)	52,527
Cash and cash equivalents at beginning of period	96,971	99,180	46,653
Cash and cash equivalents at end of period	$112,842	$96,971	$99,180

See accompanying notes to consolidated financial statements.

AGILYSYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2020	31,607	$9,482	(7,997)	$(2,401)	$5,491	$58,984	$201	$71,757
Share-based compensation	—	—	—	—	40,066	—	—	40,066
Restricted shares issued, net	—	—	90	28	(28)	—	—	—
Shares issued upon exercise of SSARs	—	—	467	141	(141)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(156)	(46)	(8,131)	—	—	(8,177)
Net loss	—	—	—	—	—	(21,001)	—	(21,001)
Series A convertible preferred stock issuance costs	—	—	—	—	—	(1,031)	—	(1,031)
Series A convertible preferred stock dividends	—	—	—	—	—	(1,576)	—	(1,576)
Unrealized translation adjustments	—	—	—	—	—	—	(162)	(162)
Balance at March 31, 2021	31,607	$9,482	(7,596)	$(2,278)	$37,257	$35,376	$39	$79,876
Share-based compensation	—	—	—	—	14,549	—	—	14,549
Restricted shares issued, net	—	—	113	34	(34)	—	—	—
Shares issued upon exercise of SSARs	—	—	636	190	(190)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(32)	(9)	(1,619)	—	—	(1,628)
Net income	—	—	—	—	—	6,478	—	6,478
Series A convertible preferred stock dividends						(1,836)		(1,836)
Unrealized translation adjustments	—	—	—	—	—	—	(95)	(95)
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	12,778	—	—	12,778
Restricted shares issued, net	—	—	331	99	(99)	—	—	—
Shares issued upon exercise of SSARs	—	—	403	121	(121)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(135)	(41)	(9,543)	—	—	(9,584)
Net income	—	—	—	—	—	14,582	—	14,582
Series A convertible preferred stock dividends	—	—	—	—	—	(1,836)	—	(1,836)
Unrealized translation adjustments	—	—	—	—	—	—	(3,974)	(3,974)
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310

See accompanying notes to consolidated financial statements.

Agilysys, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data)

1. Nature of Operations

Agilysys has been a leader in hospitality software for more than 40 years, delivering innovative cloud-native SaaS and on-premise solutions for hotels, resorts and cruise lines, casinos, corporate foodservice management, restaurants, universities, stadiums, and healthcare. The Company’s software solutions include point-of-sale (POS), property management (PMS), inventory and procurement, payments, and related applications that manage and enhance the entire guest journey. Agilysys is also known for its world-class customer-centric service. Many of the top hospitality companies around the world use Agilysys solutions to improve guest loyalty, drive revenue growth, and increase operational efficiencies. Agilysys operates across North America, Europe, the Middle East, Asia-Pacific, and India, with headquarters in Alpharetta, GA.

The Company has just one reportable segment serving the global hospitality industry.

Reference herein to any particular year or quarter refers to periods within the fiscal year ended March 31. For example, fiscal 2023 refers to the fiscal year ended March 31, 2023.

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

Cash and cash equivalents. We consider all highly liquid investments purchased with an original maturity from date of acquisition of three months or less to be cash equivalents. Other highly liquid investments considered cash equivalents with no established maturity date are fully redeemable on demand (without penalty) with settlement of principal and accrued interest on the same or following business day after instruction to redeem. Cash equivalent investments are readily convertible to cash with no penalty and can include certificates of deposit, commercial paper, treasury bills, money market funds and other investments. Commercial paper cash equivalents totaled $5.0 million and $15.0 million as of March 31, 2023 and March 31, 2022, respectively. We determine the fair value of commercial paper using significant other observable inputs (level 2) based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. As of March 31, 2023 and 2022, the carrying amount of goodwill was $32.6 million and $32.8 million, respectively. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on our one reporting unit. The Company evaluates whether goodwill is impaired by comparing its market capitalization based on its closing stock price (Level 1 input) to the book value of its equity on the annual evaluation date. The Company is also required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts at least annually, or when current events and circumstances require an interim assessment. The Company concluded that no impairment of its goodwill and other indefinite-lived assets has occurred for the years ended March 31, 2023, 2022 and 2021.

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

Revenue recognition. We derive revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. For the fiscal years 2023, 2022 and 2021, revenue from international operations was 7%, 7% and 8%, respectively of total revenue. Our customer base is highly fragmented.

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

Our subscription service revenue is comprised of fees for contracts that provide customers a right to access our software for a subscribed period. We do not provide the customer the contractual right to license the software at any time outside of the subscription period under these contracts. Our subscription service revenue is primarily based on rates per location, including rates per points of sale and per room. We recognize certain subscription service revenue on a per-transaction basis. The customer can only benefit from the software and software maintenance when provided the right to access the software. Accordingly, each of the rights to access the software, the maintenance services, any hosting services, and any transaction-based services is not considered a distinct performance obligation in the context of the contract and should be combined into a single performance obligation to be recognized over the contract period. The Company recognizes subscription revenue over a one-month period based on the typical monthly invoicing and renewal cycle in accordance with our customer agreement terms.

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

Advertising and Promotion Expense. We expense advertising and promotion expense as incurred. Advertising and promotion expense was $4.8 million, $2.6 million and $0.4 million in fiscal 2023, 2022 and 2021, respectively.

Accounting Pronouncements

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Revenue recognized at a point in time (products) totaled $43.6 million, $36.0 million, and $26.7 million during fiscal 2023, 2022 and 2021. Revenue recognized over time (subscription and maintenance, and professional services) totaled $154.4 million, $126.7 million, and $110.5 million during fiscal 2023, 2022, and 2021.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $45.3 million and $38.1 million during fiscal 2023 and 2022. During fiscal 2023 and 2022, we transferred from contract assets at the beginning of the period, $1.7 million and $2.4 million, respectively, to accounts receivable because the right to the transaction became unconditional.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of March 31, 2023 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $3.9 million and $3.3 million of capitalized sales incentive costs as of March 31, 2023 and 2022, respectively. These balances are included in other non-current assets on our Consolidated Balance Sheets. During fiscal 2023 and 2022, we expensed $3.6 million and $2.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $1.3 million and $1.2 million, respectively. These expenses are included in operating expenses – sales and marketing in our Consolidated Statement of Operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Property and Equipment, Net

Property and equipment at March 31, 2023 and 2022 is as follows:

	Year ended March 31,
(In thousands)	2023	2022
Furniture and equipment	$12,097	$14,632
Software	15,989	16,338
Leasehold improvements	5,656	7,123
Facilities construction in progress	9,721	17
	43,463	38,110
Accumulated depreciation and amortization	(28,887)	(31,765)
Property and equipment, net	$14,576	$6,345

Total depreciation expense on property and equipment was $1.8 million, $2.2 million, and $2.8 million during fiscal 2023, 2022 and 2021, respectively.

The Company capitalizes internal-use software, including software purchased and used exclusively in providing services or that is only made available to customers as a software service, as property and equipment under ASC 350-40, Internal-Use Software. Total amortization expense on capitalized internal-use software was $0.6 million, $1.3 million and $2.0 million during fiscal 2023, 2022, and 2021, respectively.

Assets under financing leases are included in property and equipment categories above and further disclosed with Note 6. Leases.

5. Intangible Assets, Goodwill, and Software Development Costs

The following table summarizes our intangible assets and software development costs at March 31, 2023, and 2022:

	March 31, 2023				March 31, 2022
	Gross			Net	Gross			Net
	carrying	Accumulated	Accumulated	carrying	carrying	Accumulated	Accumulated	carrying
(In thousands)	amount	amortization	Impairment	amount	amount	amortization	impairment	amount
Finite-lived intangible assets:
Customer relationships	$19,809	$(11,529)	$—	$8,280	$20,391	$(10,938)	$—	$9,453
Non-competition agreements	3,487	(3,192)	—	295	3,547	(2,808)	—	739
Developed technology	11,166	(10,590)	—	576	11,224	(10,440)	—	784
Trade names	1,015	(426)	—	589	1,075	(273)	—	802
Patented technology	80	(80)	—	—	80	(80)	—	—
	35,557	(25,817)	—	9,740	36,317	(24,539)	—	11,778
Indefinite-lived trade names	8,400	N/A	—	8,400	8,400	N/A	—	8,400
Total intangible assets	$43,957	$(25,817)	$—	$18,140	$44,717	$(24,539)	$—	$20,178

(In thousands)
Software development costs	$67,541	$(45,535)	$(22,006)	$—	$67,541	$(45,535)	$(22,006)	$—

During the year ended March 31, 2023, goodwill increased $0.8 million due to business combination activity and decreased $0.9 million due to foreign currency translation. During the year ended March 31, 2022, goodwill increased $13.1 million due to business combination activity.

During the year ended March 31, 2023, finite-lived intangible assets decreased $1.3 million due to amortization expense and decreased $0.8 million due to foreign currency translation. During the year ended March 31, 2022, finite-lived intangible assets increased $12.2 million due to business combination activity and $0.4 million due to amortization expense.

See Note 15, Business Combination, for more information on business combination activity.

Estimated future amortization expense on finite-lived intangible assets is as follows:

(In thousands)	Estimated Amortization Expense
Fiscal year ending March 31,
2024	$1,208
2025	913
2026	913
2027	835
2028	602
Thereafter	5,269
Total	$9,740

Indefinite-lived intangible assets, comprised of our purchased trade name InfoGenesis as of March 31, 2023 and 2022 are tested for impairment upon identification of impairment indicators or at least annually. An impairment loss is recognized if the carrying amount is greater than fair value. The InfoGenesis indefinite-lived purchased trade name impairment testing resulted in a fair value exceeding the carrying amount for the years ending March 31, 2023, 2022 and 2021.

6. Leases

The majority of our leases are comprised of real estate leases for our respective offices around the globe. Our finance leases consist of office equipment. We have no residual value guarantees or restrictions or covenants imposed by or associated with our active leases.

During April 2023, we entered into a lease agreement for approximately $1.4 million that will commence in fiscal year 2024 with a lease term of approximately 3.5 years. We do not have any related party leases. We have variable payments for expenses such as common area maintenance and taxes. We do not have variable payments that are based on an index or rate. As a result, we do not include variable payments in the calculation of the lease liability. Any variable costs are expensed as incurred.

We sublease one of our office leases located in Bellevue, Washington with a lease term that will expire during fiscal year 2024.

The components of lease expenses, which are included in operating expenses in our Consolidated Statements of Operations, were as follows:

	Year ended March 31,
(In thousands)	2023	2022
Operating leases expense	$5,301	$4,752
Finance lease expense:
Amortization of ROU assets	3	17
Interest on lease liabilities	1	2
Total finance lease expense	4	19
Variable lease costs	700	463
Short term lease expense	300	140
Sublease income	(789)	(782)
Total lease expense	$5,516	$4,592

Other information related to leases for fiscal 2023 and 2022 was as follows:

	Year ended March 31,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows for operating leases	$5,862	$5,536
Operating cash flows for finance leases	6	23
Financing cash flows for finance leases	4	19
ROU assets obtained in exchange for lease obligations (in thousands):
Operating leases	$8,292	$1,314
Weighted average remaining lease terms
Operating leases	7.59	3.08
Finance leases	0.58	1.43
Weighted average discount rates
Operating leases	6.44%	7.62%
Finance leases	4.50%	4.50%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Consolidated Balance Sheet as of March 31, 2023:

(In thousands)	Operating leases (1)	Finance leases
Fiscal year ending March 31,
2024	$3,408	$2
2025	2,905
2026	2,726
2027	2,219
2028	1,431
Thereafter	8,816
Total undiscounted future minimum lease payments	21,505	2
Less: difference between undiscounted lease payments and discounted lease liabilities	(4,765)	—
Total lease liabilities	$16,740	$2

(1)
Non-cancellable sublease proceeds for the fiscal year ending March 31, 2024 of $0.7 million is not included in the table above.

7. Supplemental Disclosures of Cash Flow Information

Additional information related to the Consolidated Statements of Cash Flows is as follows:

	Year ended March 31,
(In thousands)	2023	2022	2021
Cash receipts for interest	$1,917	$47	$87
Cash payments for income tax, net	1,163	787	459
Accrued capital expenditures	1,400	89	103

8. Additional Balance Sheet Information

Additional information related to the Consolidated Balance Sheets is as follows:

(In thousands)	March 31, 2023	March 31, 2022
Accrued liabilities:
Salaries, wages, and related benefits	$11,170	$7,870
Other taxes payable	2,127	1,994
Professional fees	95	373
Other	316	315
Total	$13,708	$10,552
Other non-current liabilities:
Uncertain tax positions	$1,178	$1,154
Employee benefit obligations	2,742	2,037
Other	98	113
Total	$4,018	$3,304

9. Income Taxes

For the year ended March 31, income (loss) before income taxes consisted of the following:

(In thousands)	2023	2022	2021
Income (loss) before income taxes
United States	$14,526	$1,598	$(26,272)
Foreign	1,238	4,913	5,063
Total income (loss) before income taxes	$15,764	$6,511	$(21,209)

For the year ended March 31, income tax expense (benefit) consisted of the following:

(In thousands)	2023	2022	2021
Income tax expense (benefit)
Current:
Federal	$87	$62	$9
State and local	277	21	30
Foreign	1,070	853	731
Deferred:
Federal	12	12	12
State and local	77	7	32
Foreign	(341)	(922)	(1,022)
Total income tax expense (benefit)	$1,182	$33	$(208)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended March 31:

(In thousands)	2023	2022	2021
Income tax expense (benefit) at the US Federal statutory rate	$3,340	$1,368	$(4,454)
Expense (benefit) for state taxes	377	(65)	(803)
Impact of foreign operations	(78)	(819)	(841)
Indefinite life assets	20	19	43
Intercompany gain	177	—	—
Change in valuation allowance	(2,276)	(2,623)	7,271
Change in liability for unrecognized tax benefits	24	25	26
Share-based compensation	(241)	(2,018)	(2,232)
Global intangible low-taxed income	101	971	985
Deferred adjustments	(281)	(260)	(478)
Provision to return	(31)	3,438	278
Other	50	(3)	(3)
Total income tax expense (benefit)	$1,182	$33	$(208)

We have elected to account for global intangible low-taxed income (GILTI) inclusions in the period in which they are incurred.

The fiscal 2023 tax provision results primarily from foreign tax expense and minimal expense from the U.S. The fiscal 2023 tax provision differs from the statutory rate primarily due to adjustments to deferred tax assets; offset by current year expense in foreign jurisdictions.

The fiscal 2022 tax provision results primarily from foreign tax benefit. The fiscal 2022 tax provision differs from the statutory rate primarily due to adjustments to deferred tax assets and the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

Deferred tax assets and liabilities as of March 31, are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Accrued liabilities	$8,748	$7,574
Allowance for expected credit losses and doubtful accounts	132	83
Federal losses and credit carryforwards	36,912	50,612
Foreign losses and credit carryforwards	3,555	2,793
State losses and credit carryforwards	10,080	11,179
Deferred revenue	291	193
Capitalized research expenses	11,399	—
Property and equipment and software amortization	325	416
Operating lease liabilities	4,171	1,489
Goodwill and other intangible assets	(536)	607
Other	185	163
	75,262	75,109
Less: valuation allowance	(67,928)	(69,515)
Total	7,334	5,594

Deferred tax liabilities:
Operating lease right-of-use assets	(3,153)	(1,269)
Goodwill and other intangible assets	(3,659)	(2,575)
Other	12	(15)
Total	(6,800)	(3,859)
Total deferred tax assets, net	$534	$1,735

At March 31, 2023, we had $132.0 million of federal net operating loss carryforwards that expire, if unused, in fiscal years 2033 to 2039, and $43.8 million of federal net operating loss carryforwards that can be carried forward indefinitely. Our Hong Kong, Canada, Singapore and Australia subsidiaries have $0.6 million, $0.6 million, $0.5 million and $0.1 million of net operating loss carryforwards, respectively. The losses for Hong Kong, Singapore and Australia can be carried forward indefinitely. Canada losses can be carried back three years and carried forward 20 years. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first 5 years of operations which includes fiscal 2018 through fiscal 2022. The India subsidiary is then subject to 50% of regular India income taxes during the second five years of operations which includes fiscal 2023 through fiscal 2027. The aggregate value of the benefit of the SEZ during the current fiscal year is $2.7 million as of March 31, 2023. The Company has paid minimum alternative taxes during the period of regular tax relief resulting in a credit of $1.8 million as of March 31, 2023.

At March 31, 2023 we also had $133.9 million of state net operating loss carryforwards that expire, if unused, in fiscal years 2024 through 2042.

The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Internal Revenue Code Section 174, which went into effect for taxable years beginning after December 31, 2021. The change requires Companies to capitalize specific research and experimental (“R&E”) expenditures and amortize over five years for U.S. incurred R&E or fifteen years for foreign incurred R&E beginning on January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets but does not impact our cash tax liabilities in the current period.

We have recorded valuation allowances offsetting substantially all the Company’s deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. At March 31, 2023, the total valuation allowance against deferred tax assets of $67.9 million was comprised of $66.2 million for federal and state deferred tax assets, and $1.7 million associated with deferred tax assets in Hong Kong, Canada, Singapore, the Philippines and Australia. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected earnings, and tax planning strategies in our assessment of positive and negative evidence supporting the likelihood of deferred tax asset realization. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we believe it is reasonably possible that within the next 12 months we will have sufficient positive evidence to conclude that a significant portion of our valuation allowances will no longer be needed. Releasing the valuation allowances would result in the recognition of certain deferred tax assets and significant income tax benefits. The exact timing and amount of the valuation allowance releases will depend on the level of profitability that we are able to achieve and our visibility into future results. Our recorded effective tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not impact the amount of cash paid for income taxes.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. The undistributed earnings of foreign subsidiaries are permanently reinvested and totaled $22.2 million and $17.1 million as of March 31, 2023 and 2022, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable.

As of March 31, 2023, we had a liability of $0.6 million related to uncertain tax positions, the recognition of which would impact our effective income tax rate. There have been no changes to our uncertain tax positions during the three years ended March 31, 2023.

We recognize interest accrued on any uncertain tax positions as a component of income tax expense. Penalties are recognized as a component of general and administrative expenses. We recognized interest and penalty expense of less than $0.1 million for the years ended March 31, 2023, 2022 and 2021. As of March 31, 2023 and 2022, we had approximately $0.6 million and $0.6 million, respectively, of interest and penalties accrued in other non-current liabilities on our Consolidated Balance Sheets.

We are consistently subject to tax audits. Due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate. Although the timing and outcome of tax settlements remain uncertain, we expect that, as a result of the expiration of various statutes of limitations, a reduction in unrecognized tax benefits is more likely than not to occur during the next 12 months.

In the U.S. we file consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. Although we have resolved examinations with the IRS through tax year ended March 31, 2010, U.S. federal tax years are open from 2011 forward due to attribute carryforwards. The statute of limitations is open from fiscal year 2018 forward in certain state jurisdictions. We also file income tax returns in international jurisdictions where statutes of limitations generally range from three to seven years. Years beginning after 2016 are open for examination by certain foreign taxing authorities.

10. Employee Benefit Plans

Defined Contribution Plans

We maintain 401(k) plans for employees located in the United States meeting certain service requirements. Generally, the plans allow eligible employees to contribute a portion of their compensation, and we match 100% of the first 1% of the employee's pre-tax contributions and 50% of the next 5% of the employee's pre-tax contributions. We may also make discretionary contributions each year for the benefit of all eligible employees under the plans. Agilysys matching contributions were $1.7 million, $1.4 million, and $0.1 million in fiscal 2023, 2022, and 2021, respectively.

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

Our investment in these corporate-owned life insurance policies were recorded at their cash surrender value, which approximates fair value at the balance sheet date. In the Consolidated Balance Sheets as of March 31, 2023 and 2022, the cash surrender value of $1.0 million for the remaining policies were held in “Other non-current assets,” and the present value of future proceeds owed to those executives' designated beneficiaries of $0.1 million, which approximates fair value, were recorded within "Other non-current liabilities."

Changes in the cash surrender value of these policies related to gains and losses incurred on these investments are classified within “Other (income) expenses, net” in the accompanying Consolidated Statements of Operations. We recorded a loss of $18,000 in fiscal 2023 and a gain of $13,000 and $31,000 in 2022 and 2021, respectively, related to the corporate-owned life insurance policies.

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

	Year Ended March 31,
(In thousands, except per share data)	2023	2022	2021
Numerator:
Net income (loss)	$14,582	$6,478	$(21,001)
Series A convertible preferred stock issuance costs	—	—	(1,031)
Series A convertible preferred stock dividends	(1,836)	(1,836)	(1,576)
Net income (loss) attributable to common shareholders	$12,746	$4,642	$(23,608)

Denominator:
Weighted average shares outstanding - basic	24,694	24,357	23,458
Dilutive SSARs	1,059	1,063	—
Dilutive RSUs	—	—	—
Dilutive unvested restricted shares	176	63	—
Weighted average shares outstanding - diluted	25,929	25,483	23,458

Income (loss) per share - basic:	$0.52	$0.19	$(1.01)
Income (loss) per share - diluted:	$0.49	$0.18	$(1.01)

Anti-dilutive stock options, SSARs, restricted shares, restricted stock units, performance shares and preferred shares	1,741	1,736	4,228

Basic income (loss) per share is computed as net income available to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 407,324, 147,973 and 132,198 of restricted shares and performance shares at March 31, 2023, 2022 and 2021, respectively, as these shares were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates.

Diluted income (loss) per share includes the effect of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights (SSARs), restricted stock units, and unvested restricted shares that are potentially dilutive securities. When a loss is reported, the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of share-based compensation awards because doing so would be anti-dilutive.

13. Share-based Compensation

We may grant incentive stock options, non-qualified stock options, SSARs, restricted shares, restricted stock units, and performance shares under our shareholder-approved 2020 Stock Incentive Plan (the 2020 Plan) for up to 2.25 million common shares, plus 868,864 common shares, the number of shares that were remaining for grant under the 2016 Stock Incentive Plan (the 2016 Plan) as of the effective date of the 2020 Plan, plus the number of shares remaining for grant under the 2016 Plan that are forfeited, settled in cash, canceled or expired. The maximum aggregate number of restricted shares or restricted stock units that may be granted under the 2020 Plan is 3.1 million.

We may distribute authorized but unissued shares or treasury shares to satisfy share option and SSAR exercises or grants of restricted shares, restricted stock units or performance shares.

For SSARs, the exercise price must be set at least equal to the closing market price of our common shares on the date of grant. The maximum term of SSARs is seven years from the date of grant. The Compensation Committee of the Board of Directors establishes the period over which SSARs subject to a service condition vest and the vesting criteria for SSARs subject to a market condition.

Restricted shares and restricted stock units, whether time-vested or performance-based, may be issued at no cost or at a purchase price that may be below their fair market value, but are subject to forfeiture and restrictions on their sale or other transfer. Performance-based grants may be conditioned upon the attainment of specified performance objectives and other conditions, restrictions, and contingencies. Restricted shares have the right to receive dividends, if any, upon vesting, subject to the same forfeiture provisions that apply to the underlying grants.

We record compensation expense related to SSARs, restricted shares, restricted stock units, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted stock unit and restricted share grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and SSAR grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term as estimated using the simplified method. We used the simplified method for SSAR grants during the year ended March 31, 2021 because we believed historical exercise data did not provide a reasonable basis upon which to estimate the expected term. For restricted stock unit, restricted share, and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor.

We record compensation expense for restricted stock units, restricted shares, and SSAR grants subject to a service condition using the graded vesting method. We record compensation expense for SSAR grants subject only to a market condition over the derived service period, which is an output of the lattice option pricing model. Under the 2020 Plan, the fair value of performance shares is based on the closing price of our common shares on the settlement date of the performance award, for which we record compensation expense over the service period consistent with our annual bonus incentive plan as approved by the Compensation Committee of the Board of Directors.

The following table summarizes the share-based compensation expense for SSARs, restricted and performance grants included in the Consolidated Statements of Operations for fiscal 2023, 2022 and 2021:

	Year Ended March 31,
(In thousands)	2023	2022	2021
Product development	7,987	8,186	21,634
Sales and marketing	1,044	1,355	4,254
General and administrative	3,927	5,008	14,206
Total share-based compensation expense	12,958	14,549	40,093

Stock-Settled Stock Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of service condition SSARs. There were no service condition SSARs granted in fiscal 2023 or 2022. The following table summarizes the principal assumptions utilized in valuing service condition SSARs granted in fiscal 2021:

2021
Risk-free interest rate	0.31%
Expected life (in years)	4
Expected volatility	42.99%
Weighted-average grant date fair value	$22.57

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

We use a lattice option pricing model to estimate the fair value of market condition SSARs. There were no market condition SSARs granted in fiscal 2023 or 2022. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of market condition SSARs granted in fiscal 2021:

2021
Risk-free interest rate over contractual term	0.60%
Expected volatility	40.00%
Suboptimal exercise factor	2.50x
Weighted-average grant date fair value	$19.55

The following table summarizes the activity during fiscal 2023 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2022	2,172,939	$24.02
Granted	—	—
Exercised	(573,016)	18.70
Forfeited	(27,463)	20.02
Cancelled/expired	—	—
Outstanding at March 31, 2023	1,572,460	$26.04	3.2	$88,804
Exercisable at March 31, 2023	1,572,460	$26.04	3.2	$88,804
Vested and expected to vest at March 31, 2023	1,572,460	$26.04	3.2	$88,804

The following table presents additional information related to SSARs activity during fiscal 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Compensation expense	$3,188	$10,030	$35,808
Total intrinsic value of SSARs exercised	$28,025	$34,437	$25,153
Total fair value of SSARs vesting	$13,037	$6,439	$31,380

As of March 31, 2023, there was no unrecognized share-based compensation expense related to SSARs.

A total of 403,079 shares, net of 127,747 shares withheld to cover the employee’s minimum applicable income taxes, were issued from treasury shares to settle SSARs exercised during the twelve months ended March 31, 2023. The shares withheld were returned to treasury shares.

Restricted Shares

We use a lattice option pricing model to estimate the fair value of restricted shares subject to a market condition. There were no restricted shares subject to a market condition granted in fiscal 2023 or 2021. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted shares subject to a market condition granted in fiscal 2022:

2022
Risk-free interest rate over contractual term	0.5% - 0.9%
Expected volatility	54.0% - 56.0%
Weighted-average grant date fair value	$24.77 - $39.12

We granted restricted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2023 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2022	147,973	$43.56
Granted	342,761	48.77
Vested	(71,751)	45.73
Forfeited	(11,659)	45.35
Outstanding at March 31, 2023	407,324	$47.53

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of March 31, 2023, a total of 407,324 shares were issued from treasury.

The following table presents additional information related to restricted share activity during fiscal years 2023, 2022, and 2021:

(In thousands)	2023	2022	2021
Compensation expense	$9,274	$4,339	$4,105
Total fair value of restricted share vesting	$2,952	$3,297	$7,554

As of March 31, 2023, total unrecognized share-based compensation expense related to non-vested restricted shares was $11.2 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years. We do not include restricted shares in the calculation of earnings per share until the shares are vested.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during the twelve months ended March 31, 2023 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted- Average Grant- Date Fair Value
		(per share)
Outstanding at April 1, 2022	—	$—
Granted	67,856	71.62
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	67,856	$71.62

We use a lattice option pricing model to estimate the fair value of restricted stock units subject to a market condition. There were no restricted stock units subject to a market condition granted in fiscal 2022 or 2021. The following table summarizes the principal valuation assumptions utilized and the resulting fair value of restricted stock units subject to a market condition granted in fiscal 2023:

2023
Risk-free interest rate over contractual term	4.3%
Expected volatility	54.0%
Weighted-average grant date fair value	$60.02 - $65.89

The following table presents additional information related to restricted stock unit activity during fiscal 2023:

(In thousands)	2023
Compensation expense	$136
Total fair value of restricted stock unit vesting	$—

As of March 31, 2023, total unrecognized share-based compensation expense related to non-vested restricted stock units was $4.7 million, which is expected to be recognized over the weighted-average vesting period of 2.4 years.

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

Based on the performance conditions achieved as they relate to our annual bonus plan, management estimates a liability of $0.4 million as of March 31, 2023, to be settled through the granting and vesting of performance shares after March 31, 2023. We recognized compensation expense related to performance shares of $0.4 million in the fiscal year ending March 31, 2023 and $0.2 million in each of the fiscal years ending March 31, 2022 and 2021, respectively.

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

The purchase price consisted of $22.6 million of cash paid at closing, funded from cash on hand, partially offset by $0.3 million of ResortSuite’s cash received in the acquisition, $2.2 million of cash paid in March 2022 for certain ResortSuite tax liabilities, and $0.4 million in cash received in January 2023 upon release of escrow funds resulting in net cash consideration of $24.1 million. We allocated the purchase price for ResortSuite to the intangible and certain tangible assets acquired and certain liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. We determined the fair values assigned to identifiable intangible assets acquired primarily by using the income approach, which discounts the expected future cash flows to present value using estimates and assumptions determined by management.

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

The goodwill recognized in the ResortSuite purchase price allocation is attributable to synergies in products and technologies to serve a broader customer base, and the addition of a skilled, assembled workforce. During the year ended March 31, 2023, we increased goodwill by $0.8 million to record deferred income tax liabilities identified during the measurement period related to Canada tax treatment of certain intangible assets and to record final working capital adjustments related to the purchase price. The acquisition resulted in the recognition of $13.9 million of goodwill, which is expected to be deductible for income tax purposes.

The Company recognized acquisition costs of $0.2 million and $0.5 million related to the acquisition of ResortSuite, consisting primarily of professional fees, during the year ended March 31, 2023 and 2022, respectively. The consolidated statement of operations includes these costs in other charges.

Revenue attributable to ResortSuite included in our consolidated statement of operations was $5.2 million and $1.3 million for the year ended March 31, 2023 and 2022, respectively. The pro forma impact of the business combination during the two years ended March 31, 2022 was not material to our historical consolidated operating results and is therefore not presented.

Effective April 1, 2022, ResortSuite became Agilysys Canada, Inc. a wholly-owned subsidiary of Agilysys, Inc.

16. Subsequent Events

None.

17. Related Party Transaction

See Note 14. Preferred Stock, for description of the MAK Capital investment in the Company. Michael Kaufman, the Chairman of the Company’s Board of Directors, is the Chief Executive Officer of MAK Capital.

Schedule II - Valuation and Qualifying Accounts Years ended March 31, 2023, 2022 and 2021

(In thousands)	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
2023
Deferred tax valuation allowance	$69,515	$—	$(1,587)	$67,928
Allowance for expected credit losses	$318	$620	$(328)	$610
2022
Deferred tax valuation allowance	$74,631	$—	$(5,116)	$69,515
Allowance for doubtful accounts	$1,220	$117	$(1,019)	$318
2021
Deferred tax valuation allowance	$66,819	$7,812	$—	$74,631
Allowance for doubtful accounts	$1,634	$508	$(922)	$1,220

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller and Treasurer, as Principal Accounting Officer (“PAO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO, CFO, and PAO concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO, CFO, and PAO, as appropriate to allow for timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control Over Financial Reporting

The management of Agilysys, under the supervision of the CEO, CFO, and PAO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our CEO, CFO, and PAO, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, management concluded that Agilysys maintained effective internal control over financial reporting as of March 31, 2023.

Grant Thornton LLP, our independent registered public accounting firm, issued their report regarding Agilysys' internal control over financial reporting as of March 31, 2023, which is included elsewhere in this annual report.

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO, CFO, and PAO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be achieved. Further, the design of a control system must reflect the impact of resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all possible conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item as to the Directors of Agilysys, Executive Officers, the Audit Committee, Agilysys' Code of Business Conduct, and the procedures by which shareholders may recommend nominations appearing under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance” in our Proxy Statement to be used in connection with Agilysys' 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers, and holders of more than five percent of Agilysys' equity securities will be set forth in the 2023 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted a Code of Business Conduct that applies to all Directors and employees of Agilysys, including the Chief Executive Officer and Chief Financial Officer. The Code is available on our website at http://www.agilysys.com.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2023 Proxy Statement under the headings, “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Corporate Governance,” which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is set forth in our 2023 Proxy Statement under the headings “Beneficial Ownership of Common Shares,” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our 2023 Proxy Statement under the headings “Corporate Governance” and “Related Person Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our 2023 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial statements. The following consolidated financial statements are included herein and are incorporated by reference in Part II, Item 8 of this Annual Report:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2023 and 2022

Consolidated Statements of Operations for the years ended March 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022, and 2021

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2023, 2022, and 2021

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

*10.21

Employment Agreement dated March 10, 2023, by and between Agilysys, Inc. and Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.1 To Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023.

*10.22	Form of Restricted Stock Unit Award Agreement for Ramesh Srinivasan, which is incorporated by reference to Exhibit 10.2 to Agilysys, Inc.'s Current Report on Form 8-K filed March 14, 2023.

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**24.1	Power of Attorney.

**31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**31.3	Certification of Corporate Controller and Treasurer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on May 19, 2023.

AGILYSYS, INC.

/s/ Ramesh Srinivasan
Ramesh Srinivasan
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 19, 2023.

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