Form 10-Q
period 2023-06-30
AGILYSYS INC
filed 2023-07-27
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-5734

AGILYSYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0907152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3655 Brookside Parkway, Suite 300 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 810-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	AGYS	NASDAQ Global Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 21, 2023, the registrant had 25,353,918 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2023 (Unaudited)	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$107,093	$112,842
Accounts receivable, net of allowance for expected credit losses of $578 and $610, respectively	25,581	22,378
Contract assets	2,283	2,242
Inventories	8,452	9,774
Prepaid expenses and other current assets	6,029	7,422
Total current assets	149,438	154,658
Property and equipment, net	15,987	14,576
Operating lease right-of-use assets	24,038	12,708
Goodwill	33,077	32,638
Intangible assets, net	17,888	18,140
Deferred income taxes, non-current	2,927	2,790
Other non-current assets	7,992	7,526
Total assets	$251,347	$243,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,544	$9,418
Contract liabilities	47,291	52,124
Accrued liabilities	11,257	13,708
Operating lease liabilities, current	4,800	3,263
Finance lease obligations, current	1	2
Total current liabilities	73,893	78,515
Deferred income taxes, non-current	2,303	2,257
Operating lease liabilities, non-current	24,139	13,477
Other non-current liabilities	4,326	4,018
Commitments and contingencies
Series A convertible preferred stock, no par value	35,000	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 25,351,357 and 25,326,626 shares outstanding at June 30, 2023 and March 31, 2023, respectively	9,482	9,482
Treasury shares, 6,255,474 and 6,280,205 at June 30, 2023 and March 31, 2023, respectively	(1,877)	(1,884)
Capital in excess of stated value	53,735	52,978
Retained earnings	53,853	52,764
Accumulated other comprehensive loss	(3,507)	(4,030)
Total shareholders' equity	111,686	109,310
Total liabilities and shareholders' equity	$251,347	$243,036

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Net revenue:
Products	$12,781	$11,046
Subscription and maintenance	32,125	27,727
Professional services	11,153	8,733
Total net revenue	56,059	47,506
Cost of goods sold:
Products	6,565	5,879
Subscription and maintenance	7,637	6,286
Professional services	8,800	6,846
Total cost of goods sold	23,002	19,011
Gross profit	33,057	28,495
Gross profit margin	59.0%	60.0%
Operating expenses:
Product development	13,321	11,556
Sales and marketing	7,301	5,413
General and administrative	9,365	7,353
Depreciation of fixed assets	923	473
Amortization of internal-use software and intangibles	430	453
Other charges	759	214
Total operating expense	32,099	25,462
Operating income	958	3,033
Other income (expense):
Interest income	1,101	101
Interest expense	—	(1)
Other income (expense), net	(159)	304
Income before taxes	1,900	3,437
Income tax expense	352	398
Net income	$1,548	$3,039
Series A convertible preferred stock dividends	(459)	(459)
Net income attributable to common shareholders	$1,089	$2,580

Weighted average shares outstanding - basic	24,936	24,598

Net income per share - basic:	$0.04	$0.10

Weighted average shares outstanding - diluted	26,177	25,370

Net income per share - diluted:	$0.04	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income	1,548	$3,039
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	523	(398)
Total comprehensive income	$2,071	$2,641

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2023	2022

Operating activities
Net income	$1,548	$3,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	923	473
Amortization of internal-use software and intangibles	430	453
Deferred income taxes	(129)	(116)
Share-based compensation	3,167	2,488
Changes in operating assets and liabilities	(5,917)	(6,236)
Net cash provided by operating activities	22	101
Investing activities
Capital expenditures	(3,065)	(98)
Additional investments in corporate-owned life insurance policies	(2)	(7)
Net cash used in investing activities	(3,067)	(105)
Financing activities
Payment of preferred stock dividends	(918)	(918)
Repurchase of common shares to satisfy employee tax withholding	(1,783)	(820)
Principal payments under long-term obligations	(1)	(1)
Net cash used in financing activities	(2,702)	(1,739)
Effect of exchange rate changes on cash	(2)	(331)
Net decrease in cash and cash equivalents	(5,749)	(2,074)
Cash and cash equivalents at beginning of period	112,842	96,971
Cash and cash equivalents at end of period	$107,093	$94,897

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended June 30, 2023
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	3,377	—	—	3,377
Restricted shares issued, net	—	—	12	3	(3)	—	—	—
Shares issued upon exercise of SSARs	—	—	50	15	(15)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(37)	(11)	(2,602)	—	—	(2,613)
Net income	—	—	—	—	—	1,548	—	1,548
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	523	523
Balance at June 30, 2023	31,607	$9,482	(6,255)	$(1,877)	$53,735	$53,853	$(3,507)	$111,686

	Three Months Ended June 30, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	2,623	—	—	2,623
Restricted shares issued, net	—	—	250	75	(75)	—	—	—
Shares issued upon exercise of SSARs	—	—	69	21	(21)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(22)	(7)	(866)	—	—	(873)
Net income	—	—	—	—	—	3,039	—	3,039
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(398)	(398)
Balance at June 30, 2022	31,607	$9,482	(6,582)	$(1,974)	$51,624	$42,598	$(454)	$101,276

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our fiscal year ends on March 31st. References to a particular year refer to the fiscal year ending in March of that year. For example, fiscal 2024 refers to the fiscal year ending March 31, 2024.

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

The Condensed Consolidated Balance Sheet as of June 30, 2023, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

These unaudited interim financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (SEC) on May 19, 2023.

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

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended March 31, 2023, included in our Annual Report on Form 10-K. There have been no material changes to our significant accounting policies from those disclosed therein.

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

Professional services revenues primarily consist of fees for consulting, implementation, installation, integration and training and are generally recognized over time as the customer simultaneously receives and consumes the benefits of the professional services as the services are being performed. Professional services can be provided by internal or external providers, do not significantly affect the customer’s ability to access or use other provided goods or services, and provide a measure of benefit beyond that of other promised goods or services in the contract. As a result, professional services are considered distinct in the context of the contract and represent a separate performance obligation. Professional services that are billed on a time and materials basis are recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time using an input method based on labor hours expended to date relative to the total labor hours expected to be required to satisfy the related performance obligation.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $12.8 million and $11.0 million for the three months ended June 30, 2023 and 2022, respectively. Subscription and maintenance, and professional services revenue recognized substantially over time totaled $43.3 million and $36.5 million for the three months ended June 30, 2023 and 2022, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $22.1 million and $20.9 million for the three months ended June 30, 2023 and 2022, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $1.6 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of June 30, 2023 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $4.0 million and $3.3 million of capitalized sales incentive costs as of June 30, 2023 and 2022, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three months ended June 30, 2023 and 2022, we expensed $0.9 million and $0.7 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.3 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2023	March 31, 2023
Accrued liabilities:
Salaries, wages, and related benefits	$7,946	$11,170
Other taxes payable	2,602	2,127
Professional fees	105	95
Other	604	316
Total	$11,257	$13,708
Other non-current liabilities:
Uncertain tax positions	$1,184	$1,178
Employee benefit obligations	3,041	2,742
Other	101	98
Total	$4,326	$4,018

During the three months ended June 30, 2023, two operating leases commenced for a total obligation of $12.4 million with a weighted average lease term of approximately 5.4 years. Accordingly, we reported the lease obligations in operating lease liabilities, current and non-current, and the associated operating lease right-of-use assets in the condensed consolidated balance sheet as of June 30, 2023.

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2023	2022
Cash receipts for interest, net	$893	$100
Cash payments for income tax, net	376	332
Cash payments for operating leases	1,425	1,468
Cash payments for finance leases	2	2
Accrued capital expenditures	320	158

6. Income Taxes

The following table compares our income tax expense and effective tax rates for the three months ended June 30, 2023 and 2023:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022
Income tax expense	$352	$398
Effective tax rate	18.5%	11.6%

For the three months ended June 30, 2023 and 2022, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

We have recorded valuation allowances offsetting substantially all the Company’s deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we believe it is reasonably possible that during the year ending March 31, 2024, we will have sufficient positive evidence to conclude that a significant portion of our valuation allowances will no longer be needed. Releasing the valuation allowances would result in the recognition of certain deferred tax assets and significant income tax benefits. The exact timing and amount of the valuation allowance releases will depend on the level of profitability that we are able to achieve and our visibility into future results. Our recorded effective tax rate may increase in subsequent periods following a valuation release. Any valuation allowance release will not impact the amount of cash paid for income taxes.

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

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Numerator:
Net income	$1,548	$3,039
Series A convertible preferred stock dividends	(459)	(459)
Net income attributable to common shareholders	$1,089	$2,580

Denominator:
Weighted average shares outstanding - basic	24,936	24,598
Dilutive SSARs	1,008	728
Dilutive unvested restricted shares	231	44
Dilutive unvested restricted stock units	2	—
Weighted average shares outstanding - diluted	26,177	25,370

Income per share - basic:	$0.04	$0.10
Income per share - diluted:	$0.04	$0.10

Anti-dilutive SSARs, restricted shares, restricted stock units, and preferred shares	1,735	1,797

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 339,956 and 390,361 of restricted shares at June 30, 2023 and 2022, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

Diluted income per share includes the impact of all potentially dilutive securities on earnings per share. We have stock-settled appreciation rights (SSARs), restricted shares, restricted stock units, and preferred shares that are potentially dilutive securities.

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

We record compensation expense related to SSARs, restricted shares, restricted stock units, and performance shares granted to certain employees and non-employee directors based on the fair value of the awards on the grant date. The fair value of restricted stock unit and restricted share grants subject only to a service condition is based on the closing price of our common shares on the grant date. For stock option and SSAR grants subject only to a service condition, we estimate the fair value on the grant date using the Black-Scholes-Merton option pricing model with inputs including the closing market price at grant date, exercise price and assumptions regarding the risk-free interest rate, expected volatility of our common shares based on historical volatility, and expected term. For restricted stock unit, restricted share, and SSAR grants subject to a market condition, we estimate the fair value on the grant date through a lattice option pricing model that utilizes a Monte Carlo analysis with inputs including the closing market price at grant date, share price threshold, performance period term and assumptions regarding the risk-free interest rate and expected volatility of our common shares based on historical volatility. Inputs for SSAR grants subject to a market condition also include exercise price, remaining contractual term, and suboptimal exercise factor.

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

The following table summarizes the share-based compensation expense for restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(In thousands)	2023	2022
Product development	1,625	1,521
Sales and marketing	166	275
General and administrative	1,376	692
Total share-based compensation expense	3,167	2,488

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the three months ended June 30, 2023 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2023	1,572,460	$26.04
Granted	—	—
Exercised	(63,153)	16.10
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2023	1,509,307	$26.45	3.0	$63,676
Exercisable at June 30, 2023	1,509,307	$26.45	3.0	$63,676
Vested and expected to vest at June 30, 2023	1,509,307	$26.45	3.0	$63,676

As of June 30, 2023, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the three months ended June 30, 2023 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2023	407,324	$47.53
Granted	23,574	70.08
Vested	(79,087)	44.79
Forfeited	(11,855)	44.75
Outstanding at June 30, 2023	339,956	$49.84

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of June 30, 2023, total unrecognized share-based compensation expense related to unvested restricted shares was $9.6 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during three months ended June 30, 2023 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2023	67,856	$71.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	67,856	$71.62

As of June 30, 2023, total unrecognized share-based compensation expense related to non-vested restricted stock units was $4.1 million, which is expected to be recognized over the weighted-average vesting period of 2.8 years.

Performance Shares

Upon approval of the Compensation Committee of our Board of Directors, after achieving the performance conditions associated with our annual bonus plan, we granted 5,168 common shares to our Chief Executive Officer in May 2023 that vested immediately for a total value of $0.4 million.

10. Preferred Stock

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

The MD&A analyzes changes in specific line items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and provides information that management believes is important to assessing and understanding our consolidated financial condition and results of operations. This Quarterly Report on Form 10-Q updates information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (SEC). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes that appear in Item 1 of this Quarterly Report as well as our Annual Report for the year ended March 31, 2023. Information provided in the MD&A may include forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to be materially different from those contained in the forward-looking statements. See “Forward-Looking Information” on page 21 of this Quarterly Report, Item 1A "Risk Factors" in Part II of this Quarterly Report, and Item 1A “Risk Factors” in Part I of our Annual Report for the fiscal year ended March 31, 2023 for additional information concerning these items. Management believes that this information, discussion, and disclosure is important in making decisions about investing in Agilysys.

Overview

Recent Developments

Macroeconomic Conditions

During the three months ended June 30, 2023, global macroeconomic conditions were, and continue to be, influenced by a number of factors, including, but not limited to, the Russia-Ukraine war, labor shortages, supply chain disruptions, inflation, and the volatility of foreign currency exchange rates against the U.S. dollar. We believe such conditions are impacting customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

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

Our top priority is increasing shareholder value by improving operating and financial performance and profitably growing the business through superior products and services. To that end, we will continue enhancing existing software products while developing and marketing new software products and expanding our customer breadth, both vertically and geographically.

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

Results of Operations

First Fiscal Quarter 2024 Compared to First Fiscal Quarter 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$12,781	$11,046	$1,735	15.7%
Subscription and maintenance	32,125	27,727	4,398	15.9%
Professional services	11,153	8,733	2,420	27.7%
Total net revenue	56,059	47,506	8,553	18.0%
Cost of goods sold:
Products	6,565	5,879	686	11.7%
Subscription and maintenance	7,637	6,286	1,351	21.5%
Professional services	8,800	6,846	1,954	28.5%
Total cost of goods sold	23,002	19,011	3,991	21.0%
Gross profit	$33,057	$28,495	$4,562	16.0%
Gross profit margin	59.0%	60.0%
Operating expenses:
Product development	$13,321	$11,556	$1,765	15.3%
Sales and marketing	7,301	5,413	1,888	34.9%
General and administrative	9,365	7,353	2,012	27.4%
Depreciation of fixed assets	923	473	450	95.1%
Amortization of internal-use software and intangibles	430	453	(23)	(5.1)%
Other charges	759	214	545	nm
Operating income	$958	$3,033	$(2,075)	(68.4)%
Operating income percentage	1.7%	6.4%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended June 30,
	2023	2022
Net revenue:
Products	22.8%	23.2%
Subscription and maintenance	57.3	58.4
Professional services	19.9	18.4
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.7%	12.4%
Subscription and maintenance	13.6	13.2
Professional services	15.7	14.4
Total net cost of goods sold	41.0%	40.0%
Gross profit	59.0%	60.0%
Operating expenses:
Product development	23.8%	24.3%
Sales and marketing	13.0	11.4
General and administrative	16.7	15.5
Depreciation of fixed assets	1.6	1.0
Amortization of internal-use software and intangibles	0.8	0.9
Other charges	1.4	0.5
Operating income	1.7%	6.4%

Net revenue. Total net revenue increased $8.6 million, or 18.0%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Products revenue increased $1.7 million, or 15.7%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $4.4 million, or 15.9%, compared to the first quarter of fiscal 2023 driven by continued growth in subscription-based service revenue, which increased 27.4% during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Professional services revenue increased $2.4 million, or 27.7%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $4.6 million, or 16.0%, during the first quarter of fiscal 2024 and total gross profit margin decreased from 60.0% to 59.0% compared to the first quarter of fiscal 2023 driven by changes in the composition of revenue by category. Products gross profit increased $1.0 million, or 20.3%, and products gross profit margin increased from 46.8% to 48.6% due to a higher proportion of proprietary software deliveries. Subscription and maintenance gross profit increased $3.0 million, or 14.2%, and gross profit margin decreased from 77.3% to 76.2% as certain variable costs increased ahead of related revenue. Professional services gross profit margin decreased from 21.6% to 21.1% as we continue to invest in and train new service team members to meet the growing installation and implementation activity.

Operating Expenses

Operating expenses, excluding other charges and legal settlements, increased $6.1 million, or 24.1%, during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023.

Product development. Product development increased $1.8 million, or 15.3%, in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our development teams, higher rent and increased travel.

Sales and marketing. Sales and marketing increased $1.9 million, or 34.9%, in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our sales and marketing teams, higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $2.0 million, or 27.4%, in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our administrative teams, and higher subscription charges for cloud computing arrangements.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other Income (Expense)

	Three Months Ended June 30,		Favorable (unfavorable)
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$1,101	$101	$1,000	nm
Interest expense	—	(1)	1	nm
Other income (expense), net	(159)	304	(463)	nm
Total other income (expense), net	$942	$404	$538	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three Months Ended June 30,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Income tax expense	$352	$398	$46	nm
Effective tax rate	18.5%	11.6%

nm - not meaningful

For the three months ended June 30, 2023 and 2022, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

We are consistently subject to tax audits; due to the nature of examinations in multiple jurisdictions, changes could occur in the amount of gross unrecognized tax benefits during the next 12 months that we cannot anticipate. Although the timing and outcome of tax settlements remain uncertain, we expect that, as a result of the expiration of various statutes of limitations, a reduction in unrecognized tax benefits including related penalties and interest is more likely than not to occur during the year ending March 31, 2024.

Because of our losses in prior periods, we have recorded a valuation allowance offsetting substantially all of the Company’s deferred tax assets. The ultimate realization of deferred tax assets depends on various factors including the generation of future taxable income during the periods in which the underlying temporary differences are deductible. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we believe it is reasonably possible that during the fiscal year ending March 31, 2024, we will have sufficient positive evidence to conclude that a significant portion of our valuation allowances will no longer be needed. Releasing the valuation allowances would result in the recognition of certain deferred tax assets and significant income tax benefits.

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space and preferred stock dividends.

At June 30, 2023, 100% of our cash and cash equivalents, of which 92% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $107.1 million as of June 30, 2023, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Three Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$22	$101
Investing activities	(3,067)	(105)
Financing activities	(2,702)	(1,739)
Effect of exchange rate changes on cash	(2)	(331)
Decrease in cash	$(5,749)	$(2,074)

Cash flow provided by operating activities. Cash flow provided by operating activities was $22 thousand in the first three months of fiscal 2024. The provision of cash was due to cash-based earnings of $5.9 million and a decrease of $5.9 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $1.5 million plus $4.4 million of non-cash expenses including depreciation, amortization, and share-based compensation.

Cash flow used in investing activities. Consists primarily of property and equipment purchases.

Cash flow used in financing activities. During the first three months of fiscal 2024, the $2.7 million used in financing activities consisted primarily of $1.8 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.9 million in preferred stock dividends.

Contractual Obligations

As of June 30, 2023, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2023, other than the operating leases that commenced during the three months ended June 30, 2023, as described in Note 4, Additional Balance Sheet Information, to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

A detailed description of our significant accounting policies is included in our Annual Report for the year ended March 31, 2023. There have been no material changes in our significant accounting policies and estimates since March 31, 2023.

Forward-Looking Information

This Quarterly Report and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions, or beliefs and are subject to a number of factors, assumptions, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A in Part II of this Quarterly Report and Item IA of our Annual Report for the fiscal year ended March 31, 2023. We undertake no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report for the fiscal year ended March 31, 2023. There have been no material changes in our market risk exposures since March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller and Treasurer, as Principal Accounting Officer (“PAO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the CEO, CFO and PAO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO, CFO and PAO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be achieved. Further, the design of a control system must reflect the impact of resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all possible future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors included in our Annual Report for the fiscal year ended March 31, 2023 that may materially affect our business, results of operations, or financial condition.

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

AGILYSYS, INC.

Date:	July 27, 2023	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)