Form 10-Q
period 2023-09-30
AGILYSYS INC
filed 2023-10-26
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 20, 2023, the registrant had 25,373,280 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2023 (Unaudited)	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$107,413	$112,842
Accounts receivable, net of allowance for expected credit losses of $723 and $610, respectively	27,762	22,378
Contract assets	3,278	2,242
Inventories	7,485	9,774
Prepaid expenses and other current assets	7,473	7,422
Total current assets	153,411	154,658
Property and equipment, net	17,477	14,576
Operating lease right-of-use assets	23,097	12,708
Goodwill	32,755	32,638
Intangible assets, net	17,505	18,140
Deferred income taxes, non-current	3,153	2,790
Other non-current assets	7,816	7,526
Total assets	$255,214	$243,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,069	$9,418
Contract liabilities	43,334	52,124
Accrued liabilities	13,764	13,708
Operating lease liabilities, current	5,540	3,263
Finance lease obligations, current	—	2
Total current liabilities	72,707	78,515
Deferred income taxes, non-current	2,278	2,257
Operating lease liabilities, non-current	23,294	13,477
Other non-current liabilities	4,858	4,018
Commitments and contingencies
Series A convertible preferred stock, no par value	35,459	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 31,606,831 shares issued; and 25,370,482 and 25,326,626 shares outstanding at September 30, 2023 and March 31, 2023, respectively	9,482	9,482
Treasury shares, 6,236,349 and 6,280,205 at September 30, 2023 and March 31, 2023, respectively	(1,871)	(1,884)
Capital in excess of stated value	55,154	52,978
Retained earnings	57,939	52,764
Accumulated other comprehensive loss	(4,086)	(4,030)
Total shareholders' equity	116,618	109,310
Total liabilities and shareholders' equity	$255,214	$243,036

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net revenue:
Products	$12,640	$10,548	$25,422	$21,594
Subscription and maintenance	34,248	29,036	66,373	56,763
Professional services	11,728	8,158	22,881	16,891
Total net revenue	58,616	47,742	114,676	95,248
Cost of goods sold:
Products	6,751	5,434	13,317	11,314
Subscription and maintenance	7,804	6,170	15,441	12,456
Professional services	8,965	6,773	17,764	13,618
Total cost of goods sold	23,520	18,377	46,522	37,388
Gross profit	35,096	29,365	68,154	57,860
Gross profit margin	59.9%	61.5%	59.4%	60.7%
Operating expenses:
Product development	14,583	12,577	27,904	24,134
Sales and marketing	6,400	5,320	13,701	10,733
General and administrative	8,785	7,570	18,150	14,922
Depreciation of fixed assets	1,209	461	2,133	934
Amortization of internal-use software and intangibles	347	443	776	896
Other charges	210	67	969	281
Total operating expense	31,534	26,438	63,633	51,900
Operating income	3,562	2,927	4,521	5,960
Other income (expense):
Interest income	1,227	380	2,328	482
Interest expense	—	(1)	—	(1)
Other income (expense), net	51	112	(109)	414
Income before taxes	4,840	3,418	6,740	6,855
Income tax provision (benefit)	295	(158)	647	240
Net income	$4,545	$3,576	$6,093	$6,615
Series A convertible preferred stock dividends	(459)	(459)	(918)	(918)
Net income attributable to common shareholders	$4,086	$3,117	$5,175	$5,697

Weighted average shares outstanding - basic	25,022	24,652	24,979	24,625

Net income per share - basic:	$0.16	$0.13	$0.21	$0.23

Weighted average shares outstanding - diluted	26,117	25,783	26,148	25,591

Net income per share - diluted:	$0.16	$0.12	$0.20	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	4,545	$3,576	6,093	$6,615
Other comprehensive (loss), net of tax:
Unrealized foreign currency translation adjustments	(579)	(256)	(56)	(654)
Total comprehensive income	$3,966	$3,320	$6,037	$5,961

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2023	2022

Operating activities
Net income	$6,093	$6,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	2,133	934
Amortization of internal-use software and intangibles	776	896
Deferred income taxes	(389)	(306)
Share-based compensation	5,851	5,944
Changes in operating assets and liabilities	(8,994)	(10,966)
Net cash provided by operating activities	5,470	3,117
Investing activities
Capital expenditures	(6,002)	(797)
Additional investments in corporate-owned life insurance policies	(2)	(2)
Net cash used in investing activities	(6,004)	(799)
Financing activities
Payment of preferred stock dividends	(918)	(918)
Repurchase of common shares to satisfy employee tax withholding	(3,868)	(1,455)
Principal payments under long-term obligations	(2)	(2)
Net cash used in financing activities	(4,788)	(2,375)
Effect of exchange rate changes on cash	(107)	(718)
Net decrease in cash and cash equivalents	(5,429)	(775)
Cash and cash equivalents at beginning of period	112,842	96,971
Cash and cash equivalents at end of period	$107,413	$96,196

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended September 30, 2023
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2023	31,607	$9,482	(6,255)	$(1,877)	$53,735	$53,853	$(3,507)	$111,686
Share-based compensation	—	—	—	—	2,534	—	—	2,534
Restricted shares issued, net	—	—	(8)	(2)	2	—	—	—
Shares issued upon exercise of SSARs	—	—	40	12	(12)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(13)	(4)	(1,105)	—	—	(1,109)
Net income	—	—	—	—	—	4,545	—	4,545
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(579)	(579)
Balance at September 30, 2023	31,607	$9,482	(6,236)	$(1,871)	$55,154	$57,939	$(4,086)	$116,618

	Three Months Ended September 30, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at June 30, 2022	31,607	$9,482	(6,582)	$(1,974)	$51,624	$42,598	$(454)	$101,276
Share-based compensation	—	—	—	—	3,396	—	—	3,396
Restricted shares issued, net	—	—	(5)	(2)	2	—	—	—
Shares issued upon exercise of SSARs	—	—	54	16	(16)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(17)	(5)	(934)	—	—	(939)
Net income	—	—	—	—	—	3,576	—	3,576
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(256)	(256)
Balance at September 30, 2022	31,607	$9,482	(6,550)	$(1,965)	$54,072	$45,715	$(710)	$106,594

	Six Months Ended September 30, 2023
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	5,911	—	—	5,911
Restricted shares issued, net	—	—	4	1	(1)	—	—	—
Shares issued upon exercise of SSARs	—	—	90	27	(27)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(50)	(15)	(3,707)	—	—	(3,722)
Net income	—	—	—	—	—	6,093	—	6,093
Series A convertible preferred stock dividends	—	—	—	—	—	(918)	—	(918)
Unrealized translation adjustments	—	—	—	—	—	—	(56)	(56)
Balance at September 30, 2023	31,607	$9,482	(6,236)	$(1,871)	$55,154	$57,939	$(4,086)	$116,618

	Six Months Ended September 30, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	6,019	—	—	6,019
Restricted shares issued, net	—	—	245	73	(73)	—	—	—
Shares issued upon exercise of SSARs	—	—	123	37	(37)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(39)	(12)	(1,800)	—	—	(1,812)
Net income	—	—	—	—	—	6,615	—	6,615
Series A convertible preferred stock dividends	—	—	—	—	—	(918)	—	(918)
Unrealized translation adjustments	—	—	—	—	—	—	(654)	(654)
Balance at September 30, 2022	31,607	$9,482	(6,550)	$(1,965)	$54,072	$45,715	$(710)	$106,594

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

The Condensed Consolidated Balance Sheet as of September 30, 2023, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended September 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $12.6 million and $10.5 million, and $25.4 million and $21.6 million for the three and six months ended September 30, 2023 and 2022, respectively. Subscription and maintenance, and professional services revenue recognized substantially over time totaled $46.0 million and $37.2 million, and $89.3 million and $73.7 million for the three and six months ended September 30, 2023 and 2022, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $14.8 million and $13.9 million for the three months ended September 30, 2023 and 2022, respectively, and $36.9 million and $34.7 million for the six months ended September 30, 2023 and 2022, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.3 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.6 million for the six months ended September 30, 2023 and 2022, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of September 30, 2023 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $4.1 million and $3.4 million of capitalized sales incentive costs as of September 30, 2023 and 2022, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and six months ended September 30, 2023, we expensed $0.9 million and $1.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $0.8 million, respectively. During the comparable periods ending September 30, 2022, we expensed $0.8 million and $1.5 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.6 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2023	March 31, 2023
Accrued liabilities:
Salaries, wages, and related benefits	$11,264	$11,170
Other taxes payable	1,918	2,127
Professional fees	212	95
Other	370	316
Total	$13,764	$13,708
Other non-current liabilities:
Uncertain tax positions	$1,190	$1,178
Employee benefit obligations	3,566	2,742
Other	102	98
Total	$4,858	$4,018

During October 2023, we signed an agreement with the landlord of certain leased office space to terminate the existing lease agreements before the expiration of their lease terms. The agreement will result in the removal of approximately $3.9 million in lease liabilities and approximately $3.3 million in associated right-of-use assets with a resulting gain of approximately $0.6 million.

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2023	2022
Cash receipts for interest, net	$1,948	$407
Cash payments for income tax, net	900	624
Cash payments for operating leases	2,376	2,619
Cash payments for finance leases	3	3
Accrued capital expenditures	227	270

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Income tax provision (benefit)	$295	$(158)	$647	$240
Effective tax rate	6.1%	(4.6)%	9.6%	3.5%

For the three months ended September 30, 2023 and 2022, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

We have recorded valuation allowances offsetting substantially all the Company’s deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The ultimate realization of deferred tax assets depends on various factors including the generation of taxable income during the future periods in which the underlying temporary differences are deductible. We maintain valuation allowances for deferred tax assets until we have sufficient evidence to support the reversal of all or some portion of the allowances. Based on recent earnings and anticipated future earnings, we believe it is reasonably possible that during the year ending March 31, 2024, we will have sufficient positive evidence to conclude that a significant portion of our valuation allowances will no longer be needed. Releasing the valuation allowances would result in the recognition of certain deferred tax assets and significant income tax benefits. The exact timing and amount of the valuation allowance releases will depend on the level of profitability that we are able to achieve and our visibility into future results. Our recorded effective tax rate may increase in subsequent periods following a valuation allowance release. Any valuation allowance release will not impact the amount of cash paid for income taxes.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. The case against us was consolidated with similar cases brought by Ameranth against more than 30 other defendants. All but one of the patents at issue in the case were invalidated by the U.S. Court of Appeals for the Federal Circuit in 2016. In September 2018, the District Court found the one surviving Ameranth patent invalid. This judgment was affirmed by the U.S. Court of Appeals for the Federal Circuit in November 2019 with respect to all claims under the patent except for two, which were not asserted against Agilysys. In March 2022, the District Court declared the remaining two claims to be patent ineligible, and this judgment was affirmed by the U.S. Court of Appeals for the Federal Circuit in September 2023. Ameranth may still appeal this ruling to the U.S. Supreme Court, and at this time we are not able to predict the outcome of this lawsuit.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$4,545	$3,576	$6,093	$6,615
Series A convertible preferred stock dividends	(459)	(459)	(918)	(918)
Net income attributable to common shareholders	$4,086	$3,117	$5,175	$5,697

Denominator:
Weighted average shares outstanding - basic	25,022	24,652	24,979	24,625
Dilutive SSARs	919	992	964	881
Dilutive unvested restricted shares	171	139	201	85
Dilutive unvested restricted stock units	5	—	4	—
Weighted average shares outstanding - diluted	26,117	25,783	26,148	25,591

Income per share - basic:	$0.16	$0.13	$0.21	$0.23
Income per share - diluted:	$0.16	$0.12	$0.20	$0.22

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	1,735	1,735	1,735	1,736

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 326,290 and 377,491 of restricted shares at September 30, 2023 and 2022, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for restricted and performance grants included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Product development	1,239	2,141	2,865	3,662
Sales and marketing	94	290	259	565
General and administrative	1,351	1,025	2,727	1,717
Total share-based compensation expense	2,684	3,456	5,851	5,944

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the six months ended September 30, 2023 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2023	1,572,460	$26.04
Granted	—	—
Exercised	(118,985)	17.91
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	1,453,475	$26.70	2.7	$57,354
Exercisable at September 30, 2023	1,453,475	$26.70	2.7	$57,354
Vested and expected to vest at September 30, 2023	1,453,475	$26.70	2.7	$57,354

As of September 30, 2023, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the six months ended September 30, 2023 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2023	407,324	$47.53
Granted	23,574	70.08
Vested	(85,056)	45.51
Forfeited	(19,552)	46.24
Outstanding at September 30, 2023	326,290	$49.77

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of September 30, 2023, total unrecognized share-based compensation expense related to unvested restricted shares was $7.2 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during six months ended September 30, 2023 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2023	67,856	$71.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2023	67,856	$71.62

As of September 30, 2023, total unrecognized share-based compensation expense related to non-vested restricted stock units was $3.5 million, which is expected to be recognized over the weighted-average vesting period of 2.5 years.

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and six months ended September 30, 2023, global macroeconomic conditions were, and continue to be, impacted by a number of circumstances, including, but not limited to, the Israel-Hamas and Russia-Ukraine wars, labor shortages, supply chain inconsistencies, inflation, and the volatility of foreign currency exchange rates against the U.S. dollar. We believe such conditions continue to influence customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Our Business

Agilysys exclusively delivers state-of-the-art software solutions and services that help organizations achieve High Return Hospitality™ by maximizing Return on Experience (ROE) through interactions that make ‘personal’ profitable. Customers around the world use Agilysys Property Management Systems (PMS), Point-of-Sale (POS) solutions and Inventory and Procurement (I&P) systems to consistently delight guests, retain staff and grow margins. Agilysys’ 100 percent hospitality customer base includes branded and independent hotels; multi-amenity resorts; casinos; property, hotel and resort management companies; cruise lines; corporate dining providers; higher education campus dining providers; food service management companies; hospitals; lifestyle communities; senior living facilities; stadiums; and theme parks.

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

Results of Operations

Second Fiscal Quarter 2024 Compared to Second Fiscal Quarter 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$12,640	$10,548	$2,092	19.8%
Subscription and maintenance	34,248	29,036	5,212	18.0%
Professional services	11,728	8,158	3,570	43.8%
Total net revenue	58,616	47,742	10,874	22.8%
Cost of goods sold:
Products	6,751	5,434	1,317	24.2%
Subscription and maintenance	7,804	6,170	1,634	26.5%
Professional services	8,965	6,773	2,192	32.4%
Total cost of goods sold	23,520	18,377	5,143	28.0%
Gross profit	$35,096	$29,365	$5,731	19.5%
Gross profit margin	59.9%	61.5%
Operating expenses:
Product development	$14,583	$12,577	$2,006	15.9%
Sales and marketing	6,400	5,320	1,080	20.3%
General and administrative	8,785	7,570	1,215	16.1%
Depreciation of fixed assets	1,209	461	748	162.3%
Amortization of internal-use software and intangibles	347	443	(96)	(21.7)%
Other charges	210	67	143	nm
Operating income	$3,562	$2,927	$635	21.7%
Operating income percentage	6.1%	6.1%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three Months Ended September 30,
	2023	2022
Net revenue:
Products	21.6%	22.1%
Subscription and maintenance	58.4	60.8
Professional services	20.0	17.1
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.5%	11.4%
Subscription and maintenance	13.3	12.9
Professional services	15.3	14.2
Total net cost of goods sold	40.1%	38.5%
Gross profit	59.9%	61.5%
Operating expenses:
Product development	24.9%	26.3%
Sales and marketing	10.9	11.2
General and administrative	15.0	15.9
Depreciation of fixed assets	2.1	1.0
Amortization of internal-use software and intangibles	0.6	0.9
Other charges	0.3	0.1
Operating income	6.1%	6.1%

Net revenue. Total net revenue increased $10.9 million, or 22.8%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. Products revenue increased $2.1 million, or 19.8%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $5.2 million, or 18.0%, compared to the second quarter of fiscal 2023 driven by continued growth in subscription-based service revenue, which increased 29.1% during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. Professional services revenue increased $3.6 million, or 43.8%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $5.7 million, or 19.5%, during the second quarter of fiscal 2024 and total gross profit margin decreased from 61.5% to 59.9% compared to the second quarter of fiscal 2023 driven by changes in the composition of revenue by category. Products gross profit increased $0.8 million, or 15.2%, and products gross profit margin decreased from 48.5% to 46.6% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $3.6 million, or 15.6%, and gross profit margin decreased from 78.8% to 77.2% as certain variable costs increased ahead of related revenue. Professional services gross profit increased $1.4 million, or 99.5%, and gross profit margin increased from 17.0% to 23.6% reflecting improved utilization rates from efficiency gains on multi-solution implementations.

Operating Expenses

Operating expenses, excluding other charges, increased $5.0 million, or 18.8%, during the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023.

Product development. Product development increased $2.0 million, or 15.9%, in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our development teams, and higher rent.

Sales and marketing. Sales and marketing increased $1.1 million, or 20.3%, in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our sales and marketing teams, higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $1.2 million, or 16.1%, in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our administrative teams.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other Income (Expense)

	Three Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$1,227	$380	$(847)	nm
Interest expense	—	(1)	(1)	nm
Other income (expense), net	51	112	61	nm
Total other income (expense), net	$1,278	$491	$(787)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Income tax provision (benefit)	$295	$(158)	$(453)	nm
Effective tax rate	6.1%	(4.6)%

nm - not meaningful

For the three months ended September 30, 2023 and 2022, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

Results of Operations

First Half Fiscal 2024 Compared to First Half Fiscal 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$25,422	$21,594	$3,828	17.7%
Subscription and maintenance	66,373	56,763	9,610	16.9%
Professional services	22,881	16,891	5,990	35.5%
Total net revenue	114,676	95,248	19,428	20.4%
Cost of goods sold:
Products	13,317	11,314	2,003	17.7%
Subscription and maintenance	15,441	12,456	2,985	24.0%
Professional services	17,764	13,618	4,146	30.4%
Total cost of goods sold	46,522	37,388	9,134	24.4%
Gross profit	$68,154	$57,860	$10,294	17.8%
Gross profit margin	59.4%	60.7%
Operating expenses:
Product development	$27,904	$24,134	$3,770	15.6%
Sales and marketing	13,701	10,733	2,968	27.7%
General and administrative	18,150	14,922	3,228	21.6%
Depreciation of fixed assets	2,133	934	1,199	128.4%
Amortization of internal-use software and intangibles	776	896	(120)	(13.4)%
Other charges	969	281	688	244.8%
Operating income	$4,521	$5,960	$(1,439)	(24.1)%
Operating income percentage	3.9%	6.3%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Six Months Ended September 30,
	2023	2022
Net revenue:
Products	22.1%	22.7%
Subscription and maintenance	57.9	59.6
Professional services	20.0	17.7
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.6%	11.9%
Subscription and maintenance	13.5	13.1
Professional services	15.5	14.3
Total net cost of goods sold	40.6%	39.3%
Gross profit	59.4%	60.7%
Operating expenses:
Product development	24.3%	25.3%
Sales and marketing	11.9	11.2
General and administrative	15.8	15.7
Depreciation of fixed assets	1.9	1.0
Amortization of internal-use software and intangibles	0.7	0.9
Other charges	0.9	0.3
Operating income	3.9%	6.3%

Net revenue. Total net revenue increased $19.4 million, or 20.4%, during the first half of fiscal 2024 compared to the first half of fiscal 2023. Products revenue increased $3.8 million, or 17.7%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $9.6 million, or 16.9%, compared to the first half of fiscal 2023 driven by continued growth in subscription-based service revenue, which increased 28.3% during the first half of fiscal 2024 compared to the first half of fiscal 2023. Professional services revenue increased $6.0 million, or 35.5%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $10.3 million, or 17.8%, during the first half of fiscal 2024 and total gross profit margin decreased from 60.7% to 59.4% compared to the first half of fiscal 2023 driven by changes in the composition of revenue by category. Products gross profit increased $1.8 million, or 17.8%, and products gross profit margin stayed consistent at 47.6%. Subscription and maintenance gross profit increased $6.6 million, or 15.0%, and gross profit margin decreased from 78.1% to 76.7% as certain variable costs increased ahead of related revenue. Professional services gross profit margin increased from 19.4% to 22.4% reflecting improved utilization rates from efficiency gains on multi-solution implementations.

Operating expenses

Operating expenses, excluding other charges, increased $11.0 million, or 21.4%, during the first half of fiscal 2024 compared with the first half of fiscal 2023.

Product development. Product development increased $3.8 million, or 15.6%, in the first half of fiscal 2024 compared with the first half of fiscal 2023 due to hiring and increased salary rates across our development teams, and higher rent.

Sales and marketing. Sales and marketing increased $3.0 million, or 27.7%, in the first half of fiscal 2024 compared with the first half of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our sales and marketing teams, higher levels of marketing event and trade show activity and increased commission expense on higher sales activity.

General and administrative. General and administrative increased $3.2 million, or 21.6%, in the first half of fiscal 2024 compared with the first half of fiscal 2023 due to investments in our information security infrastructure along with hiring and increased salary, incentive, and employee benefits rates across our administrative teams, and higher subscription charges for cloud computing arrangements.

Other charges. Other charges consist of severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Other Income (Expenses)

	Six Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$2,328	$482	$(1,846)	nm
Interest expense	—	(1)	(1)	nm
Other income (expense), net	(109)	414	523	nm
Total other income (expense), net	$2,219	$895	$(1,324)	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Interest expense. Interest expense consists of costs associated with finance leases.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Six Months Ended September 30,		(Unfavorable) favorable
(Dollars in thousands)	2023	2022	$	%
Income tax provision	$647	$240	$(407)	nm
Effective tax rate	9.6%	3.5%

nm - not meaningful

For the six months ended September 30, 2023, respectively, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in a number of foreign jurisdictions offset by current year expense in other foreign jurisdictions.

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

At September 30, 2023, 100% of our cash and cash equivalents, of which 93% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $107.4 million as of September 30, 2023, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Six Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$5,470	$3,117
Investing activities	(6,004)	(799)
Financing activities	(4,788)	(2,375)
Effect of exchange rate changes on cash	(107)	(718)
(Decrease) increase in cash	$(5,429)	$(775)

Cash flow provided by operating activities. Cash flow provided by operating activities was $5.5 million in the first six months of fiscal 2024. The provision of cash was due to cash-based earnings of $14.5 million and a decrease of $9.0 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $6.1 million plus $8.4 million of non-cash expenses including depreciation, amortization, and share-based compensation.

Cash flow used in investing activities. Consists primarily of property and equipment purchases, which increased significantly during the six months ended September 30, 2023 compared to the six months ended September 30, 2022 due to leasehold improvements and equipment purchases for our new office lease at our development center in Chennai, India.

Cash flow used in financing activities. During the first six months of fiscal 2024, the $4.8 million used in financing activities consisted of $3.9 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $0.9 million in preferred stock dividends.

Contractual Obligations

As of September 30, 2023, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 1, 2023, MAK Capital One L.L.C. (“MAK Capital”) adopted a trading plan (the “Purchase Plan”) that is intended to satisfy the affirmative defense set forth in Rule 10b5-1(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, to sell up to 867,728 shares of the Company’s common stock which represents 50% of the common shares issuable to MAK Capital upon the Company’s mandatory conversion of its outstanding 5.25% Series A Convertible Preferred Shares (“Convertible Preferred Shares”) , subject to the restrictions of Rule 144 of the Securities Act of 1933, as amended. The trading period of the Purchase Plan will not commence until the Company’s mandatory conversion of its Convertible Preferred Shares, the earliest date of which is November 24, 2023 and the Purchase Plan will terminate on May 1, 2024. No trading will occur under the Purchase Plan on November 24, 2023 and from December 18, 2023 to December 29, 2023. Michael A. Kaufman, a Director of the Company, is managing member of MAK Capital.

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

AGILYSYS, INC.

Date:	October 26, 2023	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)