Form 10-Q
period 2023-12-31
AGILYSYS INC
filed 2024-01-25
CIK 78749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 19, 2024, the registrant had 27,356,496 shares of common stock outstanding.

AGILYSYS, INC.

AGILYSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2023 (Unaudited)	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$116,200	$112,842
Accounts receivable, net of allowance for expected credit losses of $763 and $610, respectively	49,366	22,378
Contract assets	1,971	2,242
Inventories	6,772	9,774
Prepaid expenses and other current assets	9,385	7,422
Total current assets	183,694	154,658
Property and equipment, net	18,074	14,576
Operating lease right-of-use assets	18,734	12,708
Goodwill	33,082	32,638
Intangible assets, net	17,223	18,140
Deferred income taxes, non-current	67,999	2,790
Other non-current assets	7,852	7,526
Total assets	$346,658	$243,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,012	$9,418
Contract liabilities	62,938	52,124
Accrued liabilities	15,310	13,708
Operating lease liabilities, current	3,947	3,263
Finance lease obligations, current	—	2
Total current liabilities	91,207	78,515
Deferred income taxes, non-current	1,035	2,257
Operating lease liabilities, non-current	20,200	13,477
Other non-current liabilities	3,943	4,018
Commitments and contingencies
Series A convertible preferred stock, no par value	—	35,459
Shareholders' equity:
Common shares, without par value, at $0.30 stated value; 80,000,000 shares authorized; 33,342,288 shares issued; and 27,349,322 and 25,326,626 shares outstanding at December 31, 2023 and March 31, 2023, respectively	10,003	9,482
Treasury shares, 5,992,966 and 6,280,205 at December 31, 2023 and March 31, 2023, respectively	(1,798)	(1,884)
Capital in excess of stated value	91,173	52,978
Retained earnings	134,794	52,764
Accumulated other comprehensive loss	(3,899)	(4,030)
Total shareholders' equity	230,273	109,310
Total liabilities and shareholders' equity	$346,658	$243,036

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Net revenue:
Products	$12,678	$10,697	$38,100	$32,291
Subscription and maintenance	35,107	30,154	101,481	86,917
Professional services	12,781	9,069	35,662	25,960
Total net revenue	60,566	49,920	175,243	145,168
Cost of goods sold:
Products	6,707	5,368	20,023	16,682
Subscription and maintenance	7,371	6,767	22,812	19,223
Professional services	8,664	7,009	26,428	20,627
Total cost of goods sold	22,742	19,144	69,263	56,532
Gross profit	37,824	30,776	105,980	88,636
Gross profit margin	62.5%	61.7%	60.5%	61.1%
Operating expenses:
Product development	14,551	12,416	42,455	36,550
Sales and marketing	6,137	5,886	19,838	16,619
General and administrative	9,057	7,928	27,207	22,850
Depreciation of fixed assets	909	437	3,042	1,371
Amortization of internal-use software and intangibles	343	430	1,120	1,326
Other (gains) and charges, net	(924)	93	45	374
Legal settlements	—	104	—	104
Total operating expense	30,073	27,294	93,707	79,194
Operating income	7,751	3,482	12,273	9,442
Other income (expense):
Interest income	1,252	704	3,580	1,186
Other income (expense), net	95	384	(15)	799
Income before taxes	9,098	4,570	15,838	11,427
Income tax (benefit) provision	(68,043)	678	(67,396)	920
Net income	$77,141	$3,892	$83,234	$10,507
Series A convertible preferred stock dividends	(286)	(459)	(1,204)	(1,377)
Net income attributable to common shareholders	$76,855	$3,433	$82,030	$9,130

Weighted average shares outstanding - basic	25,808	24,703	25,256	24,651

Net income per share - basic:	$2.98	$0.14	$3.25	$0.37

Weighted average shares outstanding - diluted	26,979	26,070	26,463	25,780

Net income per share - diluted:	$2.85	$0.13	$3.10	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2023	2022	2023	2022
Net income	77,141	$3,892	83,234	$10,507
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	187	(248)	131	(902)
Total comprehensive income	$77,328	$3,644	$83,365	$9,605

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2023	2022

Operating activities
Net income	$83,234	$10,507
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on asset disposals	(1,145)	—
Depreciation of fixed assets	3,042	1,371
Amortization of internal-use software and intangibles	1,120	1,326
Deferred income taxes	(66,506)	(378)
Share-based compensation	9,489	9,410
Changes in operating assets and liabilities	(10,855)	(4,556)
Net cash provided by operating activities	18,379	17,680
Investing activities
Capital expenditures	(7,658)	(3,616)
Additional investments in corporate-owned life insurance policies	(2)	(27)
Net cash used in investing activities	(7,660)	(3,643)
Financing activities
Payment of preferred stock dividends	(1,663)	(1,836)
Repurchase of common shares to satisfy employee tax withholding	(5,734)	(2,924)
Principal payments under long-term obligations	(2)	(3)
Net cash used in financing activities	(7,399)	(4,763)
Effect of exchange rate changes on cash	38	(427)
Net increase in cash and cash equivalents	3,358	8,847
Cash and cash equivalents at beginning of period	112,842	96,971
Cash and cash equivalents at end of period	$116,200	$105,818

See accompanying notes to unaudited condensed consolidated financial statements.

AGILYSYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Three Months Ended December 31, 2023
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2023	31,607	$9,482	(6,236)	$(1,871)	$55,154	$57,939	$(4,086)	$116,618
Share-based compensation	—	—	—	—	3,488	—	—	3,488
Restricted shares issued, net	—	—	173	52	(52)	—	—	—
Shares issued upon exercise of SSARs	—	—	93	28	(28)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(22)	(7)	(1,868)	—	—	(1,875)
Net income	—	—	—	—	—	77,141	—	77,141
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends	—	—	—	—	—	(286)	—	(286)
Unrealized translation adjustments	—	—	—	—	—	—	187	187
Balance at December 31, 2023	33,342	$10,003	(5,992)	$(1,798)	$91,173	$134,794	$(3,899)	$230,273

	Three Months Ended December 31, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at September 30, 2022	31,607	$9,482	(6,550)	$(1,965)	$54,072	$45,715	$(710)	$106,594
Share-based compensation	—	—	—	—	3,323	—	—	3,323
Restricted shares issued, net	—	—	86	26	(26)	—	—	—
Shares issued upon exercise of SSARs	—	—	58	18	(18)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(16)	(5)	(1,185)	—	—	(1,190)
Net income	—	—	—	—	—	3,892	—	3,892
Series A convertible preferred stock dividends	—	—	—	—	—	(459)	—	(459)
Unrealized translation adjustments	—	—	—	—	—	—	(248)	(248)
Balance at December, 2022	31,607	$9,482	(6,422)	$(1,926)	$56,166	$49,148	$(958)	$111,912

	Nine Months Ended December 31, 2023
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2023	31,607	$9,482	(6,280)	$(1,884)	$52,978	$52,764	$(4,030)	$109,310
Share-based compensation	—	—	—	—	9,399	—	—	9,399
Restricted shares issued, net	—	—	177	53	(53)	—	—	—
Shares issued upon exercise of SSARs	—	—	183	55	(55)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(72)	(22)	(5,575)	—	—	(5,597)
Net income	—	—	—	—	—	83,234	—	83,234
Conversion of Series A preferred stock	1,735	521	—	—	34,479	—	—	35,000
Series A convertible preferred stock dividends	—	—	—	—	—	(1,204)	—	(1,204)
Unrealized translation adjustments	—	—	—	—	—	—	131	131
Balance at December 31, 2023	33,342	$10,003	(5,992)	$(1,798)	$91,173	$134,794	$(3,899)	$230,273

	Nine Months Ended December 31, 2022
	Common Shares				Capital in		Accumulated
	Issued		In Treasury		excess of		other
(In thousands, except share data)	Shares	Stated value	Shares	Stated value	Stated value	Retained earnings	comprehensive income (loss)	Total
Balance at March 31, 2022	31,607	$9,482	(6,879)	$(2,063)	$49,963	$40,018	$(56)	$97,344
Share-based compensation	—	—	—	—	9,342	—	—	9,342
Restricted shares issued, net	—	—	331	99	(99)	—	—	—
Shares issued upon exercise of SSARs	—	—	181	55	(55)	—	—	—
Shares withheld for taxes upon exercise of SSARs or vesting of restricted shares	—	—	(55)	(17)	(2,985)	—	—	(3,002)
Net income	—	—	—	—	—	10,507	—	10,507
Series A convertible preferred stock dividends	—	—	—	—	—	(1,377)	—	(1,377)
Unrealized translation adjustments	—	—	—	—	—	—	(902)	(902)
Balance at December, 2022	31,607	$9,482	(6,422)	$(1,926)	$56,166	$49,148	$(958)	$111,912

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

The Condensed Consolidated Balance Sheet as of December 31, 2023, as well as the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended December 31, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022, are unaudited. However, these financial statements have been prepared on the same basis as those in the audited annual financial statements. In the opinion of management, all adjustments of a recurring nature necessary to fairly state the results of operations, financial position, and cash flows have been made.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023 or our fiscal 2025. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024, or our fiscal 2026. Retrospective application is required for all prior periods presented with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

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

Disaggregation of Revenue

We derive and report our revenue from the sale of products (proprietary software licenses, third party hardware and operating systems), subscription and maintenance, and professional services. Products revenue recognized at a point in time totaled $12.7 million and $10.7 million, and $38.1 million and $32.3 million for the three and nine months ended December 31, 2023 and 2022, respectively. Subscription and maintenance, and professional services revenue recognized substantially over time totaled $47.9 million and $39.2 million, and $137.1 million and $112.9 million for the three and nine months ended December 31, 2023 and 2022, respectively.

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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was $12.0 million and $9.4 million for the three months ended December 31, 2023 and 2022, respectively, and $48.9 million and $44.2 million for the nine months ended December 31, 2023 and 2022, respectively. Because the right to the transaction became unconditional, we transferred to accounts receivable from contract assets at the beginning of the period, $0.2 million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively, and $2.1 million and $1.7 million for the nine months ended December 31, 2023 and 2022, respectively.

Our arrangements are for a period of one year or less. As a result, unsatisfied performance obligations as of December 31, 2023 are expected to be satisfied and the allocated transaction price recognized in revenue within a period of 12 months or less.

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

We had $4.3 million and $3.7 million of capitalized sales incentive costs as of December 31, 2023 and 2022, respectively. These balances are included in other non-current assets on our condensed consolidated balance sheets. During the three and nine months ended December 31, 2023, we expensed $1.0 million and $2.9 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.4 million and $1.2 million, respectively. During the comparable periods ending December 31, 2022, we expensed $1.1 million and $2.6 million, respectively, of sales commissions, which included amortization of capitalized amounts of $0.3 million and $0.9 million, respectively. These expenses are included in operating expenses – sales and marketing in our condensed consolidated statement of operations. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.

4. Additional Balance Sheet Information

Additional information related to the condensed consolidated balance sheets is as follows:

(In thousands)	December 31, 2023	March 31, 2023
Accrued liabilities:
Salaries, wages, and related benefits	$12,705	$11,170
Other taxes payable	1,867	2,127
Professional fees	269	95
Other	469	316
Total	$15,310	$13,708
Other non-current liabilities:
Uncertain tax positions	$—	$1,178
Employee benefit obligations	3,840	2,742
Other	103	98
Total	$3,943	$4,018

5. Supplemental Disclosures of Cash Flow Information

Additional information related to the condensed consolidated statements of cash flows is as follows:

	Nine months ended December 31,
(In thousands)	2023	2022
Cash receipts for interest, net	$3,191	$1,046
Cash payments for income tax, net	1,246	912
Cash payments for operating leases	3,684	4,207
Cash payments for finance leases	4	4
Accrued capital expenditures	114	332

During October 2023, we terminated certain agreements of leased office space before the expiration of their lease terms resulting in the removal of $3.8 million in lease liabilities and $3.2 million in associated right-of-use assets with a gain of $0.6 million. We also sold certain related property and equipment for a gain of $0.5 million resulting in a total gain on asset disposals of $1.1 million reported as operating activities in the condensed consolidated statement of cash flows for the nine months ended December 31, 2023.

During November 2023, in a noncash financing transaction, we converted $35 million of Series A convertible preferred stock, no par value, to common stock as further described in Note 10, Preferred Stock.

6. Income Taxes

The following table compares our income tax provision and effective tax rates for the three and nine months ended December 31, 2023 and 2022:

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands)	2023	2022	2023	2022
Income tax (benefit) provision	$(68,043)	$678	$(67,396)	$920
Effective tax rate	nm	14.8%	nm	8.1%

nm - not meaningful

Since the end of fiscal 2009, we have recorded valuation allowances offsetting substantially all the Company’s deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. During the third quarter of fiscal 2024, we determined that it was more likely than not that the Company would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, we considered our growing trend of profitability over recent years, our expectations regarding the generation of future taxable income as well as the overall improvement in the Company’s business. As a result, during the three months ended December 31, 2023, the Company recognized a discrete tax benefit related to the release of approximately $65.1 million in valuation allowance against its deferred tax assets in the United States and Canada that are expected to be realized in future years, which caused our effective tax rate to differ from the statutory rate. At December 31, 2023, the Company continued to provide a valuation allowance of $2.8 million primarily against certain state and foreign net operating losses (“NOLs”).

For the three and nine months ended December 31, 2023, the Company recorded an income tax benefit of $68.0 million and $67.4 million, respectively. Excluding the release of $65.1 million in valuation allowance and the release of $1.0 million in uncertain tax positions and related accrued interest due to expiration of various US state statutes of limitations, the Company recorded income tax benefit of $5.6 million for tax windfalls from stock compensation, income tax benefit of $2.4 million for R&D credits and, for the three and nine months ended December 31, 2023, deferred income tax expense of $6.1 million and $6.7 million, respectively.

For the three and nine months ended December 31, 2022, the Company recorded income tax provision of $0.7 million and $0.9 million, respectively, primarily related to income tax in states where NOL usage is statutorily limited.

For the three and nine months ended December 31, 2022, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in several foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

For federal income tax purposes, as of March 31, 2023, the Company had net operating loss carryforwards of approximately $132 million, which will expire from fiscal 2032 through fiscal 2038, and net operating loss carryforwards of $43.8 million that are not subject to expiration. For state purposes, at the end of fiscal 2023, the Company had $10.1 million of net operating losses that are available to offset future taxable income, the majority of which will expire from fiscal 2032 through fiscal 2043.

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

On April 6, 2012, Ameranth, Inc. filed a complaint against us in the U.S. District Court of Southern District of California alleging that certain of our products infringe patents owned by Ameranth directed to configuring and transmitting hospitality menus (e.g., restaurant menus) for display on electronic devices and synchronizing the menu content between the devices. Although Agilysys has not yet been dismissed from the case, all of the patents asserted against us by Ameranth were determined by the Court to be invalid, and all of Ameranth’s appeals have been exhausted.

8. Earnings per Share

The following data shows the amounts used in computing earnings per share and the effect on earnings and the weighted average number of shares of dilutive potential common shares.

	Three months ended December 31,		Nine months ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$77,141	$3,892	$83,234	$10,507
Series A convertible preferred stock dividends	(286)	(459)	(1,204)	(1,377)
Net income attributable to common shareholders	$76,855	$3,433	$82,030	$9,130

Denominator:
Weighted average shares outstanding - basic	25,808	24,703	25,256	24,651
Dilutive SSARs	920	1,149	951	996
Dilutive unvested restricted shares	223	218	239	133
Dilutive unvested restricted stock units	28	—	17	—
Weighted average shares outstanding - diluted	26,979	26,070	26,463	25,780

Income per share - basic:	$2.98	$0.14	$3.25	$0.37
Income per share - diluted:	$2.85	$0.13	$3.10	$0.35

Anti-dilutive SSARs, restricted shares, performance shares and preferred shares	89	1,736	30	1,751

Basic income per share is computed as net income attributable to common shareholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares excludes 454,336 and 459,306 of restricted shares at December 31, 2023 and 2022, respectively, as these shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income per share at the balance sheet dates.

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

The following table summarizes the share-based compensation expense for restricted and performance grants included in the condensed consolidated statements of operations:

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2023	2022	2023	2022
Product development	1,878	2,108	4,743	5,770
Sales and marketing	228	257	487	822
General and administrative	1,532	1,101	4,259	2,818
Total share-based compensation expense	3,638	3,466	9,489	9,410

Stock-Settled Appreciation Rights

SSARs are rights granted to an employee to receive value equal to the difference between the price of our common shares on the date of exercise and the exercise price. The value is settled in common shares of Agilysys, Inc.

The following table summarizes the activity during the nine months ended December 31, 2023 for SSARs awarded under the 2020 and 2016 Plans:

(In thousands, except share and per share data)	Number of Rights	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
		(per right)	(in years)
Outstanding at April 1, 2023	1,572,460	$26.04
Granted	—	—
Exercised	(238,098)	18.27
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2023	1,334,362	$27.42	2.3	$76,591
Exercisable at December 31, 2023	1,334,362	$27.42	2.3	$76,591
Vested and expected to vest at December 31, 2023	1,334,362	$27.42	2.3	$76,591

As of December 31, 2023, there was no unrecognized share-based compensation expense related to SSARs.

Restricted Shares

We granted shares to certain of our Directors, executives and key employees, the vesting of which is service-based. Certain restricted shares are also subject to a market condition. The following table summarizes the activity during the nine months ended December 31, 2023 for restricted shares awarded under the 2020 and 2016 Plans:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2023	407,324	$47.53
Granted	198,969	88.36
Vested	(129,937)	48.51
Forfeited	(22,020)	46.76
Outstanding at December 31, 2023	454,336	$65.19

The weighted-average grant date fair value of the restricted shares includes grants subject only to a service condition and certain grants subject to both a service condition and a market condition. As of December 31, 2023, total unrecognized share-based compensation expense related to unvested restricted shares was $20.1 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

Restricted Stock Units

We granted restricted stock units to our Chief Executive Officer, the vesting of which is service-based. Certain restricted stock units are also subject to a market condition. The following table summarizes the activity during nine months ended December 31, 2023 for restricted stock units awarded under the 2020 Plan:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
Outstanding at April 1, 2023	67,856	$71.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2023	67,856	$71.62

As of December 31, 2023, total unrecognized share-based compensation expense related to non-vested restricted stock units was $2.9 million, which is expected to be recognized over the weighted-average vesting period of 2.3 years.

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

Conversion

On November 24, 2023, at our option, we required conversion of all the outstanding shares of Convertible Preferred Stock to common stock. On November 27, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Convertible Preferred Stock pursuant to which the Convertible Preferred Stock was eliminated and returned to the status of authorized and unissued preferred shares of the Company. Following the mandatory conversion of the outstanding shares of the Convertible Preferred Stock on November 24, 2023, there were no outstanding shares of the Convertible Preferred Stock. Accordingly, we removed the Series A convertible preferred stock, no par value from temporary equity on our condensed consolidated balance sheet and recorded the associated increase of common shares at $0.30 stated value and capital in excess of stated value further reflected in our condensed consolidated statement of shareholders' equity.

Dividends

Prior to the conversion on November 24, 2023, the Holders were entitled to dividends on the Liquidation Preference at the rate of 5.25% per annum, payable semi-annually either (i) 50% in cash and 50% in kind as an increase in the then-current Liquidation Preference or (ii) 100% in cash, at the option of the Company. We paid dividends in the same period as declared by the Company’s Board of Directors.

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

Overview

Recent Developments

Macroeconomic Conditions

During the three and nine months ended December 31, 2023, global macroeconomic conditions were, and continue to be, impacted by a number of circumstances, including, but not limited to, the Israel-Hamas and Russia-Ukraine wars, labor shortages, supply chain inconsistencies, inflation, and the volatility of foreign currency exchange rates against the U.S. dollar. We believe such conditions continue to influence customer spending and provider pricing decisions resulting in decreased demand, increased costs, and reduced margins particularly in areas outside of the United States.

Our Business

Agilysys exclusively delivers state-of-the-art software solutions and services that help organizations achieve High Return Hospitality™ by maximizing Return on Experience (ROE) through interactions that make ‘personal’ profitable. Customers around the world use Agilysys Property Management Systems (PMS), Point-of-Sale (POS) and F&B Inventory and Procurement (I&P) solutions to consistently delight guests, retain staff and grow margins. Agilysys’ 100% hospitality customer base includes branded and independent hotels; multi-amenity resorts; casinos; property, hotel and resort management companies; cruise lines; corporate dining providers; higher education campus dining providers; food service management companies; hospitals; lifestyle communities; senior living facilities; stadiums; and theme parks.

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

Results of Operations

Third Fiscal Quarter 2024 Compared to Third Fiscal Quarter 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$12,678	$10,697	$1,981	18.5%
Subscription and maintenance	35,107	30,154	4,953	16.4%
Professional services	12,781	9,069	3,712	40.9%
Total net revenue	60,566	49,920	10,646	21.3%
Cost of goods sold:
Products	6,707	5,368	1,339	24.9%
Subscription and maintenance	7,371	6,767	604	8.9%
Professional services	8,664	7,009	1,655	23.6%
Total cost of goods sold	22,742	19,144	3,598	18.8%
Gross profit	$37,824	$30,776	$7,048	22.9%
Gross profit margin	62.5%	61.7%
Operating expenses:
Product development	$14,551	$12,416	$2,135	17.2%
Sales and marketing	6,137	5,886	251	4.3%
General and administrative	9,057	7,928	1,129	14.2%
Depreciation of fixed assets	909	437	472	nm
Amortization of internal-use software and intangibles	343	430	(87)	(20.2)%
Other (gains) and charges, net	(924)	93	(1,017)	nm
Legal settlements	—	104	(104)	nm
Operating income	$7,751	$3,482	$4,269	122.6%
Operating income percentage	12.8%	7.0%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Three months ended December 31,
	2023	2022
Net revenue:
Products	20.9%	21.4%
Subscription and maintenance	58.0	60.4
Professional services	21.1	18.2
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.0%	10.7%
Subscription and maintenance	12.2	13.6
Professional services	14.3	14.0
Total net cost of goods sold	37.5%	38.3%
Gross profit	62.5%	61.7%
Operating expenses:
Product development	24.0%	24.8%
Sales and marketing	10.1	11.8
General and administrative	15.0	15.9
Depreciation of fixed assets	1.5	0.9
Amortization of internal-use software and intangibles	0.6	0.9
Other (gains) and charges, net	(1.5)	0.2
Legal settlements	—	0.2
Operating income	12.8%	7.0%

Net revenue. Total net revenue increased $10.6 million, or 21.3%, during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. Products revenue increased $2.0 million, or 18.5%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $5.0 million, or 16.4%, compared to the third quarter of fiscal 2023 driven by continued growth in subscription-based service revenue, which increased 29.9% during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. Professional services revenue increased $3.7 million, or 40.9%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $7.0 million, or 22.9%, during the third quarter of fiscal 2024 and total gross profit margin increased from 61.7% to 62.5% compared to the third quarter of fiscal 2023 driven by changes in the composition of revenue by category. Products gross profit increased $0.6 million, or 12.0%, and products gross profit margin decreased from 49.8% to 47.1% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $4.3 million, or 18.6%, and gross profit margin increased from 77.6% to 79.0% as revenue increases outpaced variable costs as a result of certain cost control initiatives. Professional services gross profit increased $2.1 million, or 99.9%, and gross profit margin increased from 22.7% to 32.2% reflecting improved utilization rates from efficiency gains on multi-solution implementations.

Operating Expenses

Operating expenses, excluding other (gains) and charges, net and legal settlements, increased $3.9 million, or 14.4%, during the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023.

Product development. Product development increased $2.1 million, or 17.2%, in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our development teams, and higher rent.

Sales and marketing. Sales and marketing increased $0.3 million, or 4.3%, in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our sales and marketing teams, and continued expansion of marketing event and trade show activity.

General and administrative. General and administrative increased $1.1 million, or 14.2%, in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023 due to hiring and increased compensation rates across our administrative teams.

Other (gains) and charges, net. Other (gains) and charges, net consist of (gains) losses on asset disposals, severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other income (expense)

	Three months ended December 31,		Favorable (unfavorable)
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$1,252	$704	$548	nm
Other income (expense), net	95	384	(289)	nm
Total other income (expense), net	$1,347	$1,088	$259	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Three months ended December 31,		Favorable (unfavorable)
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(68,043)	$678	$68,721	nm
Effective tax rate	nm	14.8%

nm - not meaningful

Since the end of fiscal 2009, we have recorded valuation allowances offsetting substantially all the Company’s deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. During the third quarter of fiscal 2024, we determined that it was more likely than not that the Company would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, we considered our growing trend of profitability over recent years, our expectations regarding the generation of future taxable income as well as the overall improvement in the Company’s business and its current market position. As a result, during the three months ended December 31, 2023, the Company recognized a discrete tax benefit related to the release of approximately $65.1 million in valuation allowance against its deferred tax assets in the United States and Canada that are expected to be realized in future years, which caused our effective tax rate to differ from the statutory rate. At December 31, 2023, the Company continued to provide a valuation allowance of $2.8 million primarily against certain state and foreign net operating losses (“NOLs”).

For the three months ended December 31, 2023, the Company recorded an income tax benefit of $68.0 million. Excluding the release of $65.1 million in valuation allowance and the release of $1.0 million in uncertain tax positions and related accrued interest due to expiration of various US state statutes of limitations, the Company recorded excess tax benefits of $5.6 million related to share-based compensation, income tax benefit of $2.4 million for R&D credits and deferred income tax expense of $6.1 million.

For the three months ended December 31, 2022, the Company recorded income tax provision of $0.7 million, primarily related to income tax in states where NOL usage is statutorily limited.

For the three months ended December 31, 2022, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in several foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

Results of Operations

First Nine Months of Fiscal 2024 Compared to First Nine Months of Fiscal 2023

Net Revenue and Operating Income

The following table presents our consolidated revenue and operating results for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,		Increase (decrease)
(Dollars in thousands)	2023	2022	$	%
Net revenue:
Products	$38,100	$32,291	$5,809	18.0%
Subscription and maintenance	101,481	86,917	14,564	16.8%
Professional services	35,662	25,960	9,702	37.4%
Total net revenue	175,243	145,168	30,075	20.7%
Cost of goods sold:
Products	20,023	16,682	3,341	20.0%
Subscription and maintenance	22,812	19,223	3,589	18.7%
Professional services	26,428	20,627	5,801	28.1%
Total cost of goods sold	69,263	56,532	12,731	22.5%
Gross profit	$105,980	$88,636	$17,344	19.6%
Gross profit margin	60.5%	61.1%
Operating expenses:
Product development	$42,455	$36,550	$5,905	16.2%
Sales and marketing	19,838	16,619	3,219	19.4%
General and administrative	27,207	22,850	4,357	19.1%
Depreciation of fixed assets	3,042	1,371	1,671	121.9%
Amortization of internal-use software and intangibles	1,120	1,326	(206)	(15.5)%
Other (gains) and charges, net	45	374	(329)	(88.0)%
Legal settlements	—	104	(104)	(100.0)%
Operating income	$12,273	$9,442	$2,831	30.0%
Operating income percentage	7.0%	6.5%

nm - not meaningful

The following table presents the percentage relationship of our condensed consolidated statement of operations line items to our consolidated net revenues for the periods presented:

	Nine months ended December 31,
	2023	2022
Net revenue:
Products	21.7%	22.2%
Subscription and maintenance	57.9	59.9
Professional services	20.4	17.9
Total net revenue	100.0%	100.0%
Cost of goods sold:
Products	11.4%	11.5%
Subscription and maintenance	13.0	13.2
Professional services	15.1	14.2
Total net cost of goods sold	39.5%	38.9%
Gross profit	60.5%	61.1%
Operating expenses:
Product development	24.4%	25.2%
Sales and marketing	11.3	11.5
General and administrative	15.5	15.7
Depreciation of fixed assets	1.7	0.9
Amortization of internal-use software and intangibles	0.6	0.9
Other (gains) and charges, net	—	0.3
Legal settlements	—	0.1
Operating income	7.0%	6.5%

Net revenue. Total net revenue increased $30.1 million, or 20.7%, during the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. Products revenue increased $5.8 million, or 18.0%, due to higher sales and deliveries to new customers and expansion with existing customers. Subscription and maintenance revenue increased $14.6 million, or 16.8%, compared to the first nine months of fiscal 2023 driven by continued growth in subscription-based service revenue, which increased 28.9% during the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023. Professional services revenue increased $9.7 million, or 37.4%, due to higher sales and service activity as our new and existing customers continue implementing technology to improve their operations.

Gross profit and gross profit margin. Our total gross profit increased $17.3 million, or 19.6%, during the first nine months of fiscal 2024 and total gross profit margin decreased from 61.1% to 60.5% compared to the first nine months of fiscal 2023 driven by changes in the composition of revenue by category. Products gross profit increased $2.5 million, or 15.8%, and products gross profit margin decreased from 48.3% to 47.4% due to the composition of hardware products delivered. Subscription and maintenance gross profit increased $11.0 million, or 16.2%, and gross profit margin decreased from 77.9% to 77.5% as certain variable cost increases remained ahead of related revenue growth during the comparable nine months. Professional services gross profit margin increased from 20.5% to 25.9% reflecting improved utilization rates from efficiency gains on multi-solution implementations.

Operating expenses

Operating expenses, excluding other (gains) and charges, net and legal settlements increased $14.9 million, or 19.0%, during the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023.

Product development. Product development increased $5.9 million, or 16.2%, in the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023 due to hiring and increased compensation rates across our development teams, and higher rent.

Sales and marketing. Sales and marketing increased $3.2 million, or 19.4%, in the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023 due to hiring and increased salary, incentive and employee benefits rates across our sales and marketing teams, and continued expansion of marketing event and trade show activity.

General and administrative. General and administrative increased $4.4 million, or 19.1%, in the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023 due to investments in our information security infrastructure along with hiring and increased compensation rates across our administrative teams, and higher subscription charges for cloud computing arrangements.

Other (gains) and charges, net. Other (gains) and charges, net consist of (gains) losses on asset disposals, severance costs, infrequent settlements of customer disputes and acquisition costs related to business combinations.

Legal settlements. Legal settlements consist of settlements of employment and other business-related matters.

Other income (expense)

	Nine months ended December 31,		Favorable (unfavorable)
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Interest income	$3,580	$1,186	$2,394	nm
Other income (expense), net	(15)	799	(814)	nm
Total other income (expense), net	$3,565	$1,985	$1,580	nm

nm - not meaningful

Interest income. Interest income consists of interest earned on cash equivalents including short-term investments in commercial paper, treasury bills and money market funds.

Other income (expense), net. Other income (expense), net mainly consists of movement of foreign currencies against the US dollar.

Income Taxes

	Nine months ended December 31,		Favorable (unfavorable)
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(67,396)	$920	$68,316	nm
Effective tax rate	nm	8.1%

nm - not meaningful

Since the end of fiscal 2009, we have recorded valuation allowances offsetting substantially all the Company’s deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. During the third quarter of fiscal 2024, we determined that it was more likely than not that the Company would be able to realize the benefit of substantially all of its deferred tax assets in the United States. In reaching this determination, we considered our growing trend of profitability over recent years, our expectations regarding the generation of future taxable income as well as the overall improvement in the Company’s business and its current market position. As a result, during the nine months ended December 31, 2023, the Company recognized a discrete tax benefit related to the release of approximately $65.1 million in valuation allowance against its deferred tax assets in the United States and Canada that are expected to be realized in future years, which caused our effective tax rate to differ from the statutory rate. At December 31, 2023, the Company continued to provide a valuation allowance of $2.8 million primarily against certain state and foreign net operating losses (“NOLs”).

For the nine months ended December 31, 2023, the Company recorded an income tax benefit of $67.4 million. Excluding the release of $65.1 million in valuation allowance and the release of $1.0 million in uncertain tax positions and related accrued interest due to expiration of various US state statutes of limitations, the Company recorded excess tax benefits of $5.6 million related to share-based compensation, income tax benefit of $2.4 million for R&D credits and deferred income tax expense of $6.7 million.

For the nine months ended December 31, 2022, the Company recorded income tax provision of $0.9 million, primarily related to income tax in states where NOL usage is statutorily limited.

For the nine months ended December 31, 2022, the effective tax rate was different than the statutory rate due primarily to adjustments to deferred tax assets and to valuation allowances that reduce deferred tax assets and to the recording of net operating losses in several foreign jurisdictions offset by current year expense in other foreign jurisdictions. Our India subsidiary operates in a “Special Economic Zone (“SEZ”)”. One of the benefits associated with the SEZ is that the India subsidiary is not subject to regular India income taxes during its first five years of operations, which included fiscal 2018 through fiscal 2022. The India subsidiary is subject to 50% of regular India income taxes during its second five years of operations, which includes fiscal 2023 through fiscal 2027.

Liquidity and Capital Resources

Overview

Our cash requirements consist primarily of working capital needs, capital expenditures, and payments of contractual obligations. Our contractual obligations consist primarily of operating leases for office space.

At December 31, 2023, 100% of our cash and cash equivalents, of which 94% were located in the United States, were deposited in bank accounts or invested in highly liquid investments including commercial paper and treasury bills with original maturity from the date of acquisition of three months or less and money market funds. We determine the fair value of commercial paper using significant other observable inputs based on pricing from independent sources that use quoted prices in active markets for identical assets or other observable inputs including benchmark yields and interest rates. We believe credit risk is limited with respect to our cash and cash equivalents.

We believe that cash flow from operating activities, cash on hand of $116.2 million as of December 31, 2023, and access to capital markets will provide adequate funds to meet our short- and long-term liquidity requirements.

Cash Flow

	Nine months ended December 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$18,379	$17,680
Investing activities	(7,660)	(3,643)
Financing activities	(7,399)	(4,763)
Effect of exchange rate changes on cash	38	(427)
Increase in cash	$3,358	$8,847

Cash flow provided by operating activities. Cash flow provided by operating activities was $18.4 million in the first nine months of fiscal 2024. The provision of cash was due to cash-based earnings of $29.2 million and a decrease of $10.8 million due to changes in net operating assets and liabilities. Cash-based earnings is net income of $83.2 million less $54 million of non-cash adjustments.

Cash flow used in investing activities. Consists primarily of property and equipment purchases, which increased during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 due to leasehold improvements and equipment purchases for our new office lease at our development center in Chennai, India.

Cash flow used in financing activities. During the first nine months of fiscal 2024, the $7.4 million used in financing activities consisted of $5.7 million related to the repurchase of shares to satisfy employee tax withholding on share-based compensation and $1.7 million in preferred stock dividends.

Contractual Obligations

As of December 31, 2023, there were no significant changes to our contractual obligations as presented in our Annual Report for the year ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

On January 25, 2024, Ramesh Srinivasan, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan (the “Plan”) for the sale of up to 300,000 shares of common stock that he expects to acquire upon exercise of Stock-Settled Appreciation Rights. After the applicable cooling-off period under Rule 10b5-1, transactions under the Plan may begin in May 2024. The Plan will terminate on September 30, 2024, unless terminated earlier in accordance with its terms.

Item 6. Exhibits

10.1	Amendment to Agilysys, Inc. Employee Stock Purchase Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Treasurer.

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

AGILYSYS, INC.

Date:	January 25, 2024	/s/ William David Wood III
William David Wood III
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)